Form 10-Q
period 2003-09-30
PROVIDENCE SERVICE CORP
filed 2003-11-12
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-50364

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5524 East Fourth Street, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip code)

(520) 747-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes     ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

As of November 11, 2003, there were outstanding 8,346,338 shares (excluding treasury shares of 135,501) of the registrant’s Common Stock, $.001 par value per share.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2002	September 30, 2003
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,019,171	$16,168,349
Accounts receivable, net	6,227,244	8,875,056
Held-to-maturity investments	—	3,959,540
Management fees receivable	1,454,835	3,244,375
Prepaid expenses and other	249,837	683,564
Deferred tax asset	627,929	627,929

Total current assets	9,579,016	33,558,813
Property and equipment, net	1,118,553	1,800,973
Note receivable from managed entity	461,342	461,342
Intangible assets, net	347,400	1,047,630
Goodwill	12,187,923	15,777,087
Other assets	1,099,302	807,579

Total Assets	$24,793,536	$53,453,424

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,613,289	$1,474,749
Accrued expenses	4,085,228	5,314,586
Current portion of capital lease obligations	114,230	97,644
Current portion of long-term obligations	3,571,258	715,353

Total current liabilities	9,384,005	7,602,332
Capital lease obligations, less current portion	87,269	193,181
Long-term obligations, less current portion	10,743,369	3,031,759
Put warrant obligation	3,569,238	—
Mandatorily redeemable convertible preferred stock	5,652,173	—

Stockholders’ equity (deficit)
Common stock. $0.001 par value, authorized 40,000,000 shares, issued and outstanding 2,029,053 and 8,481,839 (including treasury shares) at December 31, 2002 and September 30, 2003, respectively	2,029	8,482
Additional paid-in capital	2,300,822	51,807,145
Accumulated deficit	(6,826,807)	(9,070,913)

	(4,523,956)	42,744,714
Less—treasury shares, at cost	118,562	118,562

Total stockholders’ equity (deficit)	(4,642,518)	42,626,152

Total liabilities and stockholders’ equity (deficit)	$24,793,536	$53,453,424

See accompanying notes to condensed consolidated financial statements.

The Providence Service Corporation

Unaudited Condensed Consolidated Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues:
Home and community based services	$8,201,984	$10,872,170	$23,332,194	$30,958,479
Foster care services	2,281,650	2,424,901	4,927,528	7,573,487
Management fees	653,490	1,537,097	1,905,652	4,396,467

	11,137,124	14,834,168	30,165,374	42,928,433
Operating expenses:
Client service expense	9,247,517	11,393,736	24,943,931	33,015,337
General and administration expense	838,254	1,547,648	2,662,399	4,384,361
Depreciation and amortization	190,380	202,328	533,089	688,063

Total operating expenses	10,276,151	13,143,712	28,139,419	38,087,761

Operating income	860,973	1,690,456	2,025,955	4,840,672

Other (income) expense:
Interest expense, net	416,842	380,562	1,039,339	1,487,373
Write-off of deferred financing costs	—	412,035	—	412,035
Put warrant accretion	—	630,762	—	630,762
Equity in earnings of unconsolidated affiliate	(65,507)	(22,508)	(183,721)	(156,559)

Income before income taxes	509,638	289,605	1,170,337	2,467,061
(Benefit) provision for income taxes	100,000	122,255	(27,230)	962,154

Net income	409,638	167,350	1,197,567	1,504,907
Preferred stock dividends	96,600	3,555,814	289,800	3,749,013

Net income (loss) available to common stockholders	$313,038	$(3,388,464)	$907,767	$(2,244,106)

Earnings (loss) per common share:
Basic	$0.15	$(0.70)	$0.46	$(0.73)

Diluted	$0.08	$(0.70)	$0.27	$(0.73)

Weighted-average number of common shares outstanding:
Basic	2,029,053	4,856,246	1,949,687	3,082,110

Diluted	4,581,291	4,856,246	4,112,930	3,082,110

See accompanying notes to condensed consolidated financial statements.

The Providence Service Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine months ended September 30,
	2002	2003
Operating Activities
Net income	$1,197,567	$1,504,907
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	533,089	688,063
Amortization of deferred financing costs and discount on investment	—	44,537
Stock compensation	—	131,018
Write-off of deferred financing upon retirement of debt	—	412,035
Put warrant accretion	—	630,762
Equity in earnings of unconsolidated affiliate	(183,721)	(156,559)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(1,279,161)	(2,647,812)
Management fee receivable	(986,965)	(1,094,322)
Accounts payable and accrued expenses	468,187	169,509
Other assets	75,790	(541,242)

Net cash used in operating activities	$(175,214)	$(859,104)

Investing activities
Acquisition of business, net of cash acquired	(7,927,570)	(2,149,381)
Purchase of held-to-maturity investments	—	(3,955,760)
Purchase of property and equipment	(137,509)	(824,058)
Distributions received from unconsolidated affiliate	127,000	126,000

Net cash used in investing activities	(7,938,079)	(6,803,199)

Financing Activities
Proceeds from long-term debt	7,000,000	3,350,000
Repayments of long-term debt	(132,292)	(12,727,265)
Net proceeds/(payments) on revolver	2,068,305	(3,289,304)
Payments of capital leases	(140,395)	(130,598)
Debt financing cost	(510,118)	(136,782)
Proceeds from common stock offering, net	—	36,816,617
Payment of preferred stock dividends	—	(1,071,187)

Net cash provided by financing activities	8,285,500	22,811,481

Net increase in cash	172,207	15,149,178
Cash at beginning of period	758,751	1,019,171

Cash at end of period	$930,958	$16,168,349

Supplemental cash flow information
Common stock issued for put warrant obligation	$—	$4,200,000

Common stock issued for mandatorily redeemable preferred stock	$—	$4,830,000

Conversion of convertible notes to former stockholders of acquired companies	$—	$2,400,947

Note payable for dividends	$—	$3,500,000

Note payable for acquisition	$3,500,000	$1,000,000

Common stock issued for acquisitions	$312,500	$1,714,290

See accompanying notes to condensed consolidated financial statements.

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in The Providence Service Corporation’s amended registration statement on Form S-1/A filed on August 18, 2003.

Change in Fiscal Year End

On May 19, 2003, the Company changed its fiscal year end from June 30 to December 31. As a result, the nine months ended September 30, 2003 represents the Company’s first nine months of the Company’s fiscal year ending December 31, 2003.

2. Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services to at-risk families and children. These human services are purchased primarily by state, city, and county levels of government, and are delivered under contracts ranging from capitation to fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates primarily in Arizona, Delaware, Florida, Illinois, Indiana, Maine, Michigan, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia, and West Virginia.

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method under SFAS No. 123, Accounting for Stock Based Compensation.

	Three months ended September 30		Nine months ended September 30
	2002	2003	2002	2003
Net income as reported	$409,638	$167,350	$1,197,567	$1,504,907
Add - Recorded stock compensation	—	43,993	—	131,018
Less - Estimated fair value of stock options assumed vested during the period, net of federal income tax benefit	—	205,669	—	310,116

Adjusted net income	$409,638	$5,674	$1,197,567	$1,325,809

Earnings per share:
Basic - as reported	$0.15	$(0.70)	$0.46	$(0.73)

Basic - as adjusted	$0.15	$(0.73)	$0.46	$(0.79)

Diluted - as reported	$0.08	$(0.70)	$0.27	$(0.73)

Diluted - as adjusted	$0.15	$(0.73)	$0.27	$(0.79)

Reclassification

Certain amounts have been reclassified in prior periods in order to conform with the current period.

3. Held-To-Maturity Investments

On September 3, 2003, the Company purchased a $4.0 million zero-coupon bond, at 98.894%, or $3.9 million, issued by the Federal Home Loan Mortgage Corporation. The Company intends to hold the bond until it matures on July 15, 2004 and such bond is presented as held-to-maturity investments in the accompanying condensed consolidated balance sheet. The Company accounts for this investment on an amortized cost basis with a yield to maturity of 1.288%. The following table details the value of the investment at September 30, 2003:

Investment cost	$3,955,760
Amortization at 1.288%	3,780

Net carrying amount	$3,959,540

Estimated market value	$3,964,000
Less:
Net carrying amount	3,959,540

Unrecognized holding gain	$4,460

The Company does not use derivative financial instruments to alter the interest rate characteristics of investments held-to-maturity, and, thus, has not recorded any gains or losses in accumulated other comprehensive income.

4. Acquisitions

On January 9, 2003, the Company acquired 100% of the outstanding stock of Cypress Management Services for cash of $1,784,000, $1,000,000 promissory note payable, $517,300 in amounts payable, and 171,430 shares of the Company’s common stock for a total purchase price of approximately $4.9 million. This acquisition expands the Company’s operations in the State of Florida. The 171,430 shares of the Company’s common stock were valued at $1,714,290 based on management’s estimate of the fair value of the Company’s common shares.

The acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition. The cost of the acquisition has been allocated to the assets and liabilities acquired based on an evaluation of their respective fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$2,151,300
Note	1,000,000
Common shares	1,714,300
Estimated costs of acquisition	35,900

$4,901,500

Allocated to:
Working capital	$673,100
Management contract	885,600
Goodwill	3,342,800

$4,901,500

The following pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 2002. The pro forma information for the three and nine months ended September 30, 2002, also reflects the acquisition of Camelot Care Corporation as if it had occurred on January 1, 2002.

	Three months ended September 30		Nine months ended September 30
	2002	2003	2002	2003
Revenue	$11,310,000	$14,834,000	$32,589,000	$42,954,000
Net income (loss)	$465,000	$167,000	$(315,000)	$1,462,000
Net income (loss) available to common stockholders	$369,000	$(3,388,000)	$(605,000)	$(2,287,000)
Diluted earnings per share	$0.09	$(0.70)	$(0.25)	$(0.74)

5. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2002	September 30, 2003
$8,000,000 revolving note, prime plus 2.5% (effective interest rate of 6.75% at December 31, 2002) monthly interest only through November 2004, at which time the principal is due	$3,289,304	$—

$7,000,000 secured term notes, 13.5% interest payable monthly, extinguished August 22, 2003	7,000,000	—

8% unsecured convertible notes to former stockholders of acquired company, interest payable quarterly, extinguished August 22, 2003	3,500,000	—

6% unsecured convertible notes to former stockholders of acquired company, interest payable quarterly, extinguished August 22, 2003	264,680	—

Note to stockholder, 4.0%, interest payable quarterly with semi-annual principal payments of $700,000	—	3,500,000

Note payable to a bank, 9.5%, monthly interest and principal payments of $2,400 through March 2008, secured by land and building	228,541	223,297

Other	32,102	23,815

	14,314,627	3,747,112
Less - current portion	3,571,258	715,353

	$10,743,369	$3,031,759

On January 9, 2003, the Company entered into a new loan and security agreement with Healthcare Business Credit Corporation, which provides for a $10 million revolving line of credit, a $10 million acquisition line of credit, and a $1 million term loan. The amount the Company may borrow under the revolving line of credit is subject to the availability of a sufficient amount of accounts receivable at the time of borrowing. Advances under the acquisition line of credit are subject to the lender’s approval. Proceeds borrowed under the revolving line of credit portion of this new credit facility were used to repay and terminate the previous revolving line of credit with a former lender. The credit facilities were secured by substantially all of the Company’s assets and certain managed not-for-profit entities’ assets. The Company is required to maintain certain financial covenants under the credit facility and, at September 30, 2003, the Company was in compliance with such covenants.

On September 30, 2003, the Company’s loan and security agreement was amended to release certain not-for-profit organizations managed by the Company from the Company’s loan agreement, establish separate facilities for such managed entities and extend the term loan maturity date through December 1, 2006. The provisions of the amended loan agreement with respect to the revolving line of credit remained the same as set forth in the original loan and security agreement described above. As of September 30, 2003, the Company had no borrowings under the amended loan agreement and the amount of available credit under the credit facility was $6.9 million.

Upon the consummation of the Company’s initial public offering, all of the principal and accrued interest related to certain of the Company’s debt facilities and obligations prior to the offering were paid out of the net proceeds from the offering. Also, in connection with the initial public offering, all convertible instruments issued pursuant to the debt agreements were converted into shares of the Company’s common stock except for a note in the principal amount of $1,363,734, which was redeemed for $1,539,734 with the proceeds of the initial public offering

In connection with the Company’s initial public offering, the Company agreed to pay Eos Partners SBIC and Eos Partners SBIC II, holders of the Company’s mandatorily redeemable convertible preferred stock, a consent fee in the aggregate amount of $3.5 million. The consent fee was paid pursuant to a subordinated note which bears interest at the rate of 4% per annum and is payable in five equal semi-annual principal payments beginning June 30, 2004 and ending June 30, 2006. Interest is payable in quarterly payments every March 31, June 30, September 30 and December 31. The note is prepayable, without penalty, at any time by the Company and is mandatorily prepayable from proceeds of an equity offering which results in aggregate net proceeds to the Company of at least $15.0 million and from the incurrence or existence of certain debts in an aggregate amount in excess of $15.0 million.

6. Common Stock

On May 19, 2003, the Company effected a 1 for 3.5 reverse stock split for its outstanding common shares and increased its authorized share of Class A common stock to 34,214,807. All stockholders’ equity balances and disclosures in the accompanying condensed consolidated financial statements have been retroactively restated for such reverse stock split. The effect of the reverse stock split was to transfer an amount equal to the par value of the difference between the previously issued shares and the new shares issued from common stock to additional paid-in-capital. Commensurate with the consummation of the Company’s initial public offering on August 22, 2003 and the adoption of the Company’s new amended and restated certificate of incorporation and bylaws, all of the outstanding shares of the Company’s Class A common stock and Class B common stock were converted into shares of the Company’s common stock.

The Company’s new amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Upon consummation of the Company’s initial public offering on August 22, 2003, and after (i) the conversion of all outstanding Series A preferred stock, Series B preferred stock and Series D preferred stock into the Company’s common stock, (ii) the exchange of the mezzanine lender’s Series E preferred stock warrants and common stock purchase warrants for shares of the Company’s common stock, (iii) the exercise of all other outstanding warrants, and (iv) the conversion into the Company’s common stock or redemption of all outstanding convertible promissory notes, there were 8,481,839 shares of the Company’s common stock outstanding (including 135,501 treasury shares) and no shares of preferred stock outstanding.

7. Preferred Stock

Prior to the Company’s initial public offering, the following authorized and issued shares of Preferred Stock were outstanding:

	Authorized Shares	Issued Shares
Series A	3,750,000	3,750,000
Series B	1,250,000	662,500
Series C	2,592,593	—
Series D	2,592,593	962,964
Series E	7	—

	10,185,193	5,375,464

Upon the consummation of the Company’s initial public offering on August 22, 2003, the holders of the Company’s Series A preferred stock, Series B preferred stock and Series D preferred stock were paid all accrued dividends on such stock, which amounted to $1.1 million, and their shares were converted into 1,783,103 shares of the Company’s common stock.

8. Stockholders’ Equity Roll-Forward

Pursuant the to Company’s initial public offering, significant transactions were recorded in stockholder’s equity for the nine months ended September 30, 2003. The following table rolls forward stockholders’ equity from December 31, 2002 to September 30, 2003:

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2002	2,029,053	$2,029	$2,300,822	$(6,826,807)	135,501	$(118,562)	$(4,642,518)
Sale of stock in initial public offering	3,000,000	3,000	33,477,000	—	—	—	33,480,000
Sale of stock - underwriter over-allotment	645,000	645	7,197,555	—	—	—	7,198,200
Conversion of preferred stock	1,825,457	1,825	4,828,175	—	—	—	4,830,000
Exercise of put warrant	392,224	392	4,199,608	—	—	—	4,200,000
Conversion of notes to shareholders	349,672	350	2,400,597	—	—	—	2,400,947
Common stock issued in connection with acquisition of business	171,430	171	1,714,119	—	—	—	1,714,290
Stock compensation	—	—	131,018	—	—	—	131,018
Exercise of stock option	381	1	1,332	—	—	—	1,333
Exercise of financing warrants	68,613	69	(69)	—	—	—	—
Rounding for stock split	9	—	—	—	—	—	—
Preferred stock dividends	—	—	—	(3,749,013)	—	—	(3,749,013)
Initial public offering costs	—	—	(4,443,012)	—	—	—	(4,443,012)
Net income	—	—	—	1,504,907	—	—	1,504,907

Balance at September 30, 2003	8,481,839	$8,482	$51,807,145	$(9,070,913)	135,501	$(118,562)	$42,626,152

9. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2002	2003	2002	2003
Numerator:
Net income	$409,638	$167,350	$1,197,567	$1,504,907
Preferred stock dividends	96,600	3,555,814	289,800	3,749,013

Numerator for basic earning per share-income (loss) available to common stockholders	313,038	(3,388,464)	907,767	(2,244,106)
Effect of dilutive securities:
Preferred stock dividends and convertible notes	74,417	—	223,251	—

Numerator for diluted earning per share-income (loss) available to common stockholders after assumed conversions	$387,455	$(3,388,464)	$1,131,018	$(2,244,106)

Denominator:
Denominator for basic earnings per share-weighted-average shares	2,029,053	4,856,246	1,949,687	3,082,110
Effect of dilutive securities:
Preferred stock conversion	1,507,967	—	1,507,967	—
Warrants	707,757	—	590,475	—
Convertible debt	64,801	—	64,801	—
Common stock options	271,713	—	—	—

Dilutive potential common shares	2,552,238	—	2,163,243	—

Denominator for dilutive earnings per share-adjusted weighted-average shares and assumed conversion	4,581,291	4,856,246	4,112,930	3,082,110

Basic earnings (loss) per share	$0.15	$(0.70)	$0.46	$(0.73)

Diluted earnings (loss) per share	$0.08	$(0.70)	$0.27	$(0.73)

10. Income Taxes

The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income rate primarily due to nondeductible permanent differences and state income taxes. The Company’s income tax provision for the quarter ended September 30, 2003 included a $250,000 ($0.05 per share) reduction in the estimated valuation allowance.

11. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company provides management services under long-term management agreements with IRC Section 501(c)(3) tax-exempt organizations. While recent actions of certain tax authorities have challenged whether similar relationships by other organizations may violate the federal tax-exempt status of not-for-profit organizations, management is of the opinion that its relationships with these tax-exempt organizations do not violate its tax-exempt status and any unfavorable outcomes would not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. Since our inception in December 1996, we have grown through the development of new programs and four significant acquisitions. We now provide services directly and through not-for-profit service providers whose operations we manage to over 12,700 clients from 98 locations in 17 states.

On August 22, 2003, we completed our initial public offering of common stock in connection with which we sold 4.3 million shares at an offering price of $12.00 per share. Additionally, on September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold another 645,000 shares at an offering price of $12.00 per share. We received net proceeds of approximately $36.8 million after deducting the underwriting discounts and offering costs including a $1.0 million financial advisory fee paid to Eos Partners SBIC and Eos Partners SBIC II. Of these proceeds we used approximately $18.9 million to repay outstanding debt on our credit facilities and $1.1 million to pay accrued and unpaid dividends on our Series A, B, and D preferred stock. The balance of approximately $16.8 million will be used for general corporate purposes, including potential acquisitions.

How we earn our revenue

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. In other such situations we receive a set monthly amount. These revenues are presented in our financial statements as either revenues from home and community based services or foster care services. Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either a fixed amount per enrolled member or based upon a percentage of the revenue of the managed entity. These revenues are presented in our financial statements as management fees. Because we are responsible for substantially all of the business operations of these entities and our management fees are largely dependent upon their revenues, we also monitor for management purposes the revenues of our managed entities. We refer to these revenues as managed entity revenue.

Acquisitions

The following two acquisitions were completed in the nine months ended September 30, 2002 and 2003:

•	On March 1, 2002, we acquired all of the outstanding stock of Camelot Care Corporation, referred to as Camelot, for a combination of cash, notes and common stock totaling $10.6 million. Camelot provides foster care services for youth. From locations in Florida, Illinois, Indiana, Nebraska, Ohio and Tennessee, Camelot provided foster care services to approximately 1,700 children at the time of the acquisition. Subsequent to the acquisition, we have opened foster care services in other states where we were previously providing only home and community based services. In connection with the transaction, we also acquired the rights to a management agreement with Camelot Community Care, Inc., a not-for-profit social service organization.

•	On January 9, 2003, we acquired all of the outstanding stock of Cypress Management Services, Inc., referred to as Cypress, for a combination of cash, notes and common stock totaling approximately $4.9 million. In connection with the transaction we also acquired the right to a management agreement with Intervention Services, Inc., a not-for-profit social service organization that provides home based and foster care services.

Critical accounting policies and estimates

General

In preparing our financial statements in accordance with accounting principles generally accepted in the United States we are required to make some estimates and judgments that affect the amounts reflected in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that are most important to the portrayal of our financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, the allowance for doubtful accounts receivable, accounting for business combinations, impairment of goodwill and other long-lived assets, and our management contract relationships.

Revenue recognition

We recognize revenue at the time services are rendered at the amounts stated in our contracts and when the collection of such amounts is considered to be probable.

At times we may receive funding for certain services in advance of services actually being rendered. These amounts are reflected in the accompanying consolidated balance sheets as deferred revenues until the actual services are rendered.

As services are rendered, documentation is prepared describing each service, time spent, and billing code under each contract to determine and support the value of each service provided. This documentation is used as a basis for billing under our contracts. The billing process and documentation submitted under our contracts varies among our payers. The timing, amount and collection of our revenues under these contracts are dependent upon our ability to comply with the various billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to us under a contract or result in adjustments to amounts originally due under a contract.

The performance of our contracts is subject to the condition that sufficient funds are appropriated, authorized and allocated by each state, city or other local government. If sufficient appropriations, authorizations and allocations are not provided by the respective state, city or other local government, we are at risk of immediate termination or renegotiation of the financial terms of our contract.

Fee-for-service contracts. Revenues related to services provided pursuant to fee-for-service contracts are recognized at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented 71% and 76% or our revenue for the nine months ended September 30, 2003 and 2002, respectively.

Case rate contract. We provide services under one contract pursuant to which we receive a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, referred to as a case rate contract, we receive the established amount regardless of the level of services provided to the beneficiary during the month and thus recognize this contractual rate as revenue on a monthly basis. To the extent that we provide services that exceed the contracted revenue amounts, we request the payer to reimburse us for these additional costs. Historically, the payer has reimbursed us for all such excess costs although it has no ongoing legal obligation to do so under the case rate contract. Consequently, we do not recognize these excess cost amounts as amounts received in excess of our contracted rates, or additional revenue, until the payer actually reimburses us for such amounts or enters into an agreement contractually committing the payer to pay us the particular amount recognized and collection of such amount is determined to be probable.

We successfully negotiated and received a 46% increase in our annual contract rate which became effective July 1, 2003. This rate increase should eliminate our reliance on excess cost reimbursements, however, we contemplate being required to provide additional services as well. Our revenues under this contract represented 19% and 18% of our total revenues for the nine months ended September 30, 2003 and 2002, respectively.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations that require us to provide the day-to-day management for each organization. In exchange for these services, we receive a management fee that is either a fixed amount per enrolled member or based on a percentage of the revenues of these organizations. Additionally, prior to July 2003, these management agreements contained a provision that permitted us to earn bonuses to our management fee dependent upon the managed entity’s operating results. We have historically recognized such bonuses as revenue when they have been approved and authorized by the board of directors of the applicable not-for-profit entity and collection of such amount is determined to be probable. In connection with our renegotiation of our fee arrangement with these entities, we amended these agreements as of July 1, 2003, at which time we also removed the bonus provision. Management fees represented 10% and 6%, of our revenue for the nine months ended September 30, 2003 and 2002, respectively.

Prior to July 2003, our management agreements included a provision for us to provide the not-for-profit organizations we manage with any necessary working capital or operational funding. This provision was eliminated in connection with the amendment of these management agreements effective as of July 1, 2003.

We recognize management fee revenues as such amounts are earned, as defined by the respective management agreements. We assess the likelihood that such management fee may be required to be returned to meet the funding commitments discussed above over the average duration of the entities’ existing contracts with its customers. If the likelihood is other than remote, we defer the recognition of all or a portion of the management fees received. To the extent that we are required to provide funding to the not-for-profit organizations to fund losses from the operations of these organizations, these amounts are recorded as a reduction of management fee revenues and recognized as management fee revenues when the amounts are ultimately collected from the operating income of the not-for-profit entities.

The costs associated with generating our management fee revenues are accounted for in client service expense and in general and administrative expense.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, or SAB 101, which requires that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. We believe our revenue recognition principles are consistent with the guidance set forth in SAB 101.

Allowance for doubtful accounts receivable

We evaluate the collectibility of our accounts receivable on a monthly basis. We determine the appropriate allowance for doubtful accounts based upon specific identification of individual accounts and review of aging trends.

In circumstances where we are aware of a specific payer’s inability to meet its financial obligation to us, we record a specific addition to our allowance for doubtful accounts to reduce the net recognized receivable to the amount we reasonably expect to collect. If the financial condition of our payers were to deteriorate, further additions to our allowance for doubtful accounts may be required. Our write-off experience for the three and nine months ended September 30, 2003 and 2002 was less than 1% of revenue.

Accounting for business combinations

Goodwill and intangible assets represent the excess of consideration given over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired including goodwill and other intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, on July 1, 2001, which discontinued the amortization of goodwill and indefinite life intangibles and requires an annual test of impairment based on a comparison of fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of numerous subjective projections, estimates and assumptions as to future performance of the operations. Our determination of fair value for purposes of our impairment analysis is based on a multiple of cash flows. Actual results could differ from projections resulting in a revision of our assumptions and, if required, recognizing an impairment loss. We completed a transitional goodwill impairment test upon the adoption of SFAS 142 as of July 1, 2001 and determined that the adoption of these rules had no impact on our financial statements.

Accounting for management agreement relationships

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social service organizations, we sometimes enter into management contracts with not-for-profit social service organizations for the purposes of developing strategic relationships to provide joint marketing, business development, administrative, program and management services. These organizations contract directly or indirectly with state and local agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors.

Our management agreements with these not-for-profit organizations:

•	require us to provide day-to-day management, accounting, advisory, supportive, consultative, and administrative services to these organizations;

•	require us to provide the necessary resources to effectively manage the business and services of the not-for-profit organizations;

•	require that we provide the management personnel for the organizations and the staff and directors for the respective programs; and

•	compensate us with a management fee for the services provided under these management agreements.

The accounting for our relationships with these organizations is based on a number of judgments regarding certain facts related to the control of these organizations and the terms of our management agreements. Any significant changes in the facts for which these judgments are based could have a significant impact on our accounting for these relationships. We have concluded that our management agreements do not meet the provisions of EITF 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain other Entities with Consolidated Management Agreements,” or the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” thus the operations of these organizations are not consolidated with our operations.

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated income statements for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues:
Home and community based services	73.6%	73.3%	77.4%	72.1%
Foster care services	20.5	16.3	16.3	17.7
Management fees	5.9	10.4	6.3	10.2

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	83.0	76.8	82.7	76.9
General and administrative expense	7.5	10.4	8.8	10.2
Depreciation and amortization	1.7	1.4	1.8	1.6

Total operating expenses	92.2	88.6	93.3	88.7

Operating income	7.8	11.4	6.7	11.3

Non-operating expense:
Interest expense, net	3.7	2.6	3.4	3.5
Write-off of deferred financing costs	—	2.8	—	1.0
Put warrant accretion	—	4.3	—	1.5
Investment income	(0.6)	(0.2)	(0.6)	(0.4)

Income before income taxes	4.7	1.9	3.9	5.7

(Benefit) provision for income taxes	0.9	0.8	(0.1)	2.2

Net income	3.8%	1.1%	4.0%	3.5%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenues

The following table sets forth our revenues by service offering for the three months ended September 30, 2002 and 2003, respectively.

	Three months ended September 30,
	2002	2003
Home and Community Based Services	$8,201,984	$10,872,170
Foster Care Services	2,281,650	2,424,901
Management Fees	653,490	1,537,097

Total Revenue	$11,137,124	$14,834,168

Revenues for the three months ended September 30, 2003 were $14.8 million, an increase of 33.2%, over the three months ended September 30, 2002.

Revenue from home and community based services increased $2.7 million, or 32.6%, for the three months ended September 30, 2003 compared to the same period in 2002. The increase in our home and community based services was primarily the result of business growth in existing locations and the opening of eight new locations in Delaware, Florida, Maine, Oklahoma, Texas and West Virginia. As a result, we served an additional 1,091 clients in September 2003 as compared to September 2002. We also successfully negotiated and received an annual contract rate increase of 46% related to our case rate contract in Arizona. This rate increase was effective July 1, 2003 and contributed an additional $894,000 in home and community based services revenue in the three months ended September 30, 2003.

Foster care services revenue increased $143,000, or 6.3%, for the three months ended September 30, 2003. From our locations in Tennessee, we served an additional 40 foster care clients in the three months ended September 30, 2003 as compared to the same period last year that resulted in an increase in our foster care services revenue of approximately $187,000. Partially offsetting this increase was the transition of our Ohio operations to Camelot Community Care, one of the not-for-profit entities we manage, effective January 1, 2003.

Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $15.5 million for the three months ended September 30, 2003 from $12.6 million for the three months ended September 30, 2002. Management fee revenue as a percentage of managed entity revenue increased to 9.9% for the three months ended September 30, 2003 compared to 5.2% for the same period one year ago. The increase in management fee revenue was directly related to business growth in these managed entities and a negotiated increase in our management fee percentage for these entities. The combined effects of business growth and higher management fee percentages yielded approximately $520,000 in additional management fee revenue in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Furthermore, pursuant to our January 2003 acquisition of Cypress and the underlying management agreement with Intervention Services, Inc., we added $364,000 to management fee revenue in the three months ended September 30, 2003 as compared to the similar period last year.

Operating expenses

Client service expense. Client service expense includes the following for the three months ended September 30, 2002 and 2003:

	Three months ended September 30,
	2002	2003
Payroll and related costs	$6,223,224	$8,104,081
Purchased services	1,809,230	2,019,507
Other operating expenses	1,215,063	1,250,532
Stock based compensation	—	19,616

Total client service expenses	$9,247,517	$11,393,736

Payroll and related costs. Payroll and related costs for the three months ended September 30, 2003 were $8.1 million, an increase of $1.9 million over the three months ended September 30, 2002, and a decrease as a percentage of revenues from 55.9% for the three months ended September 30, 2002 to 54.6% for the three months ended September 30, 2003. The increase in payroll and related costs was due to the addition of 184 new direct care providers, administrative staff and contracted employees in nine locations during the three months ended September 30, 2003 to service our growth. The acquisition of Cypress added minimal payroll and related costs. As a percentage of revenue, payroll and related costs decreased primarily due to an increase in our revenue growth rate from both organic growth and acquisitions.

Purchased services. Purchased services were $2.0 million for the three months ended September 30, 2003, an increase of $210,000 over the three months ended September 30, 2002, and a decrease as a percentage of revenues from 16.2% in the 2002 period to 13.6% in the 2003 period. An increase in the number of referrals requiring foster care, pharmacy, out-of-home placement and support services in the three months ended September 30, 2003 as compared to the same period last year accounted for the increase purchased services. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services in the current period.

Other operating expenses. Other operating expenses for the three months ended September 30, 2003 increased over the same period last year from $1.2 million to $1.3 million, and decreased as percentage of revenue from 10.9% to 8.4% period to period. The increase in other operating expenses was due to the addition of new locations in Florida, Maine, Oklahoma, Texas and West Virginia in the three months ended September 2003. The acquisition of Cypress added minimal other operating expenses in the three months ended September 30, 2003. Notwithstanding the increase in other operating expenses, our revenue growth rate from both organic growth and acquisitions resulted in a decrease in other operating expense as a percentage of revenue.

Stock based compensation. Stock based compensation of $20,000 for the three months ended September 30, 2003 represents the vesting of stock options granted to employees at exercise prices less than the estimated fair value of our common stock on the date of the grant of such options.

General and administrative expense. General and administrative expense was $1.5 million for the three months ended September 30, 2003, an increase of $709,000 over the three months ended September 30, 2002 and an increase as a percentage of revenues from 7.5% to 10.4% period to period. Increased accounting and legal fees, information systems improvements, directors and officers insurance and the addition of corporate staff to adequately support our growth and provide services under our management agreements accounted for the increase of $577,000 of corporate administrative expenses in the three months ended September 30, 2003 as compared to the same period last year. Furthermore, as a result of our growth in the three months ended September 30, 2003, rent and facilities management increased $108,000. The remaining increase was due to stock based compensation of $24,000 related to the vesting of stock options granted to certain executives and employees at exercise prices less than the estimated fair value of common stock on the date of grant of such options. Increases in our corporate administrative costs produced the increase in general and administrative expense as a percentage of revenue in the three months ended September 30, 2003.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2003 increased to $202,000 from $190,000 over the same period one year ago. The increase was due to the addition of software and computer equipment in the three months ended September 30, 2003.

Interest expense

Interest expense for the three months ended September 30, 2003 decreased to $381,000 from $417,000 for the same period in 2002. The decrease was due to the repayment of principal and accrued interest due pursuant to our loan and security agreements with Healthcare Business Credit Corporation and our mezzanine lenders upon the consummation of our initial public offering on August 22, 2003. The repayment of this debt resulted in a decrease in interest expense as a percentage of revenue from 3.7% in the 2002 period to 2.6% in the 2003 period.

Write-off of deferred financing costs

We repaid and extinguished our loan and security agreement with our mezzanine lenders upon consummation of our initial public offering on August 22, 2003. As a result, in the three months ended September 30, 2003, we wrote off $412,000 in deferred financing costs related to this financing that were being amortized over the life of the related agreement.

Put warrant accretion

Put warrant accretion represents the change in the estimated fair value of our put warrant obligation since December 31, 2002.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year. Our estimated effective income tax rate differs from the federal statutory rate primarily due to the changes in our estimate for our valuation allowance related to our deferred tax assets and state income taxes. Our income tax provision for the quarter ended September 30, 2003 included a $250,000 reduction in our estimated valuation allowance.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenues

The following table sets forth our revenues by service offering for the nine months ended September 30, 2002 and 2003, respectively.

	Nine months ended September 30,
	2002	2003
Home and Community Based Services	$23,332,194	$30,958,479
Foster Care Services	4,927,528	7,573,487
Management Fees	1,905,652	4,396,467

Total Revenue	$30,165,374	$42,928,433

Revenues for the nine months ended September 30, 2003 were $42.9 million, an increase of 42.3%, over the nine months ended September 30, 2002.

Revenue from home and community based services increased $7.6 million, or 32.7%, for the nine months ended September 30, 2003 compared to the same period in 2002. The total number of locations from which we provide home and community based services grew from 51 locations in September 2002 to 59 locations in September 2003. As a result, we served an additional 1,091 clients in September 2003 as compared to September 2002. Additionally, we successfully negotiated and received an annual contract rate increase of 46% related to our case rate contract in Arizona. This rate increase was effective July 1, 2003 and contributed an additional $894,000 in home and community based services revenue in the nine months ended September 30, 2003.

Foster care services revenue increased $2.6 million, or 53.7%, for the nine months ended September 30, 2003. The increase in foster care services revenue from period to period was due to our acquisition of Camelot and to subsequent organic growth in existing Camelot locations. The acquisition of Camelot on March 1, 2002 added $1.5 million of additional foster care services revenue for the nine months ended September 30, 2003 as this subsidiary was included for seven months in the nine month period ended September 30, 2002 as compared to nine months in the same period in 2003. From our locations in Tennessee, we served an additional 40 foster care clients in the nine months ended September 30, 2003 as compared to the same period last year. Partially offsetting the increase in foster care services revenue in the current period was the transition of our operations in Ohio to Camelot Community Care, one of the not-for-profit entities we manage, effective January 1, 2003.

Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $45.8 million for the nine months ended September 30, 2003 from $33.9 million for the nine months ended September 30, 2002.

Management fee revenue as a percentage of managed entity revenue increased to 9.6% for the nine months ended September 30, 2003 compared to 5.6% for the same period one year ago. The increase in management fee revenue was directly related to business growth pursuant to additional contracts related to the entities we manage. Effective July 1, 2003, we amended our management agreements with our managed entities pursuant to which we negotiated a higher fee percentage. The combined effects of business growth and a higher management fee percentage yielded approximately $889,000 in additional management fee revenue in the nine months ended September 30, 2003. Also, we received management fee bonuses of $844,000 from Intervention Services, Inc., Camelot Community Care, Inc. and Family Preservation Services of South Carolina, Inc. in the nine months ended September 30, 2003. Effective July 1, 2003 these management agreements were amended in connection with our renegotiation of our fee arrangement with these entities at which time we also removed the bonus provision. Furthermore, pursuant to our January 2003 acquisition of Cypress and the underlying management agreement with Intervention Services, Inc., we added $758,000 to management fee revenue in the nine months ended September 30, 2003 compared to the same period last year.

Operating expenses

Client service expense. Client service expense includes the following for the nine months ended September 30, 2002 and 2003:

	Nine months ended September 30,
	2002	2003
Payroll and related costs	$17,143,820	$23,054,306
Purchased services	4,518,390	6,014,771
Other operating expenses	3,281,721	3,876,706
Stock based compensation	—	69,554

Total client service expenses	$24,943,931	$33,015,337

Payroll and related costs. Payroll and related costs for the nine months ended September 30, 2003 were $23.1 million, an increase of $5.9 million over the nine months ended September 30, 2002, and a decrease as a percentage of revenues from 56.8% for the nine months ended September 30, 2002 to 53.7% for the nine months ended September 30, 2003. The increase in payroll and related costs was primarily due to the addition of 184 new direct care providers, administrative staff and contracted employees in nine locations during the nine months ended September 30, 2003 to service our growth. The acquisition of Cypress added minimal payroll and related costs. As a percentage of revenue, payroll and related costs decreased primarily due to an increase in our revenue growth rate from both organic growth and acquisitions.

Purchased services. Purchased services were $6.0 million for the nine months ended September 30, 2003, an increase of $1.5 million over the nine months ended September 30, 2002, and a decrease as a percentage of revenues from 15.0% in the 2002 period to 14.0% in the 2003 period. An increase in the number of referrals requiring pharmacy, out-of-home placement and support services in the nine months ended September 30, 2003 as compared to the same period last year accounted for the increase purchased services. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services in the current period.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2003 increased over the same period last year from $3.3 million to $3.9 million, and decreased as percentage of revenue from 10.9% to 9.0% period to period. The increase in other operating expenses was due to the addition of new locations in Florida, Maine, Oklahoma, Texas and West Virginia in the nine months ended September 2003. The acquisition of Cypress added minimal other operating expenses in the nine months ended September 30, 2003. Notwithstanding the increase in other operating expenses, our revenue growth rate from both organic growth and acquisitions resulted in a decrease in other operating expense as a percentage of revenue.

Stock based compensation. Stock based compensation of $70,000 for the nine months ended September 30, 2003 represents the vesting of stock options granted to employees at exercise prices less than the estimated fair value of our common stock on the date of the grant of such options.

General and administrative expense. General and administrative expense was $4.4 million for the nine months ended September 30, 2003, an increase of $1.7 million over the nine months ended September 30, 2002 and an increase as a percentage of revenues from 8.8% to 10.2% period to period. Increased accounting and legal fees, information systems improvements, directors and officers insurance and the addition of corporate staff to adequately support our growth and provide services under our management agreements accounted for an increase of $1.3 million of corporate administrative expenses in the nine months ended September 30, 2003 as compared to the same period last year. Furthermore, as a result of our growth in the nine months ended September 30, 2003, rent and facilities management increased $341,000. The remaining increase was due to stock based compensation of $61,000 related to the vesting of stock options granted to certain executives and employees at exercise prices less than the estimated fair value of common stock on the date of grant of such options. Increases in our corporate administrative costs produced the increase in general and administrative expense as a percentage of revenue in the nine months ended September 30, 2003.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2003 increased to $688,000 from $533,000 over the same period one year ago. The increase was due to the addition of software and computer equipment in the nine months ended September 30, 2003.

Interest expense

Interest expense for the nine months ended September 30, 2003 increased to $1.5 million from $1.0 million period to period. Interest expense was higher in the nine months ended September 30, 2003 as compared to the same period one year ago due to a higher level of debt for most of the current period. Upon consummation of our initial public offering on August 22, 2003, we repaid all of the amounts due pursuant to our loan and security agreements with Healthcare Business Credit Corporation and our mezzanine lenders. The repayment of principal and accrued interest partially offset the increase in interest expense for the nine months ended September 30, 2003. As a percentage of revenue, interest expense from period to period increased slightly from 3.4% to 3.5%.

Write-off of deferred financing costs

We repaid and extinguished our loan and security agreement with our mezzanine lenders upon consummation of our initial public offering on August 22, 2003. As a result, in the nine months ended September 30, 2003, we wrote off $412,000 in deferred financing costs related to this financing that were being amortized over the life of the agreement.

Put warrant accretion

Put warrant accretion represents the change in the estimated fair value of our put warrant obligation since December 31, 2002.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year. Our estimated effective income tax rate differs from the federal statutory rate primarily due to the changes in our estimate for our valuation allowance related to our deferred tax assets and state income taxes. Our income tax provision for the nine months ended September 30, 2003 included a $250,000 reduction in our estimated valuation allowance.

Liquidity and capital resources

Our primary liquidity and capital needs are the financing of working capital, capital expenditures and acquisitions. We have historically relied on cash generated from the issuance of convertible preferred stock, credit facilities, and operations to satisfy our liquidity and capital requirements. On August 22, 2003, we completed our initial public offering of common stock in which we generated net proceeds of $36.8 million.

Our balance of cash and cash equivalents was $16.2 million at September 30, 2003.

Cash flows

Operating activities. Net cash used by operating activities totaled $859,000 for the nine months ended September 30, 2003. During this period we had net income of $1.5 million, which included non-cash charges to earnings for the accretion in the value of our put warrant obligation of $631,000, depreciation and amortization expense of $688,000, write-off of deferred financing charges due to the retirement of debt of $412,000, and stock based compensation expense of $131,000. In addition, net income included equity in earnings of an unconsolidated subsidiary of $157,000. Net cash used by operations decreased as a result of increases in accounts receivable totaling $2.6 million, increases in management fees receivable of $1.1 million and increases in other assets of $541,000. Partially offsetting decreases in cash used by operations was an increase in accounts payable and accrued expenses of $170,000.

Investing activities. In the nine months ended September 30, 2003, net cash used in investing activities totaled $6.8 million which included a $246,000 working capital adjustment paid to the former stockholders of Camelot. During this period we acquired Cypress for a combination of cash, a note, common stock and other amounts payable totaling $4.9 million. Cash used in this transaction net of cash received totaled $1.9 million. In addition, we spent $4.0 million for the purchase of investments and $824,000 for property and equipment. We received a cash distribution from an unconsolidated subsidiary of $126,000 in the nine months ended September 30, 2003.

Financing activities. During the nine month period ended September 30, 2003, we generated cash totaling $22.8 million in financing activities. Our initial public offering provided net proceeds of $36.8 million, we borrowed $3.4 million on our term loans established with Healthcare Business Credit Corporation on January 9, 2003, and our revolving line of credit provided net proceeds of $3.1 million. Using the net proceeds from this offering, we paid accrued dividends on preferred stock of $1.1 million and repaid the outstanding balance of our long-term debt of $12.7 million and $6.4 million of our revolving line of credit. Furthermore, we paid $137,000 in additional financing costs related to our new debt facility, and repaid capital lease obligations of $131,000.

Obligations and commitments

Credit facilities. On September 30, 2003, our loan and security agreement was amended to release certain not-for-profit organizations managed by us from our loan agreement, establish separate facilities for such managed entities and extend the term loan maturity date through December 1, 2006. The provisions of the amended loan agreement with respect to our revolving line of credit remained the same as set forth in the original loan and security agreement described below.

On January 9, 2003, we entered into a new loan and security agreement with Healthcare Business Credit Corporation, which provides for a $10 million revolving line of credit, a $10 million acquisition line of credit, and a $1 million term loan. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of accounts receivable at the time of borrowing. Advances under the acquisition line of credit are subject to the lender’s approval. Proceeds borrowed under the revolving line of credit portion of this new credit facility were used to repay and terminate the previous revolving line of credit with a former lender. The credit facilities were secured by substantially all of our assets and certain managed not-for-profit entities’ assets. Borrowings under these credit facilities bear interest at an annual rate equal to the prime rate in effect from time to time plus 2.0% in the case of the revolving line of credit, and prime plus 2.5% in the case of the acquisition line and the term loan. Before the renegotiation of our credit facility, our revolving line of credit expired on December 31, 2006 and the acquisition line and term loan matured on January 1, 2006.

On August 22, 2003, we paid $6.4 million to reduce to zero the amount outstanding under our revolving line of credit, $2.1 million to repay our acquisition line of credit, and $808,000 to repay our term loan with proceeds from our initial public offering. After the forgoing payments and as of September 30, 2003, we had no borrowings under our amended loan and security agreement, available credit of $6.9 million on our revolving line of credit, and we were in compliance with all covenants.

Mezzanine loan. On March 1, 2002, we entered into a mezzanine loan and security agreement for a $7.0 million secured term loan. The notes issued to our mezzanine lenders accrued interest at a rate of 13.5% per annum and were secured by accounts receivable, personal property and intangible property. In connection with the issuance of these secured notes, we provided the lenders with warrants to purchase an aggregate 615,080 shares of our common stock at an exercise price of $0.035 per share, expiring upon the earlier of a liquidation event (as defined in the loan and security agreement) or March 2012. The mezzanine lenders held an option to sell shares of common stock upon exercise of these warrants to us beginning March 1, 2007 and continuing for a period of five years thereafter. The mezzanine lenders were also issued warrants to purchase seven shares of our Series E preferred stock at an exercise price of $0.01 per share.

Upon consummation of our initial public offering, we repaid this mezzanine loan using the net proceeds of the offering and, pursuant to an exchange of the common stock warrants and the preferred stock warrants, the mezzanine lenders’ warrants were amended such that they received an aggregate number of 434,578 shares of our common stock. Pursuant to this amendment, the mezzanine lenders’ right to sell shares of common stock to us upon exercise of their warrants was also terminated. In connection with the initial public offering, the mezzanine lenders exercised and sold 392,224 shares pursuant to these warrants. As a result of the repayment of the mezzanine loan, we wrote-off approximately $412,000 in deferred financing costs which were being amortized over the life of the mezzanine loan.

Family Preservation Services convertible promissory notes. In connection with the acquisition of FPS, we issued to former FPS stockholders, who also now hold shares of our common stock as a result of the transaction, convertible promissory notes totaling $580,000. Each convertible promissory note was dated as of March 25, 1999 and accrued interest at the rate of 6.0% per annum. Prior to the maturity date, the holders had the right to convert the principal amount of their convertible promissory notes into the number of shares of our common stock determined by dividing the principal amount being converted by $5.95. Upon consummation of our initial public offering, all of the convertible promissory notes were converted into an aggregate of 44,485 shares of our common stock.

Camelot Care Corporation convertible promissory notes. In connection with the acquisition of Camelot, we issued to former

Camelot stockholders convertible promissory notes totaling $3.5 million. Each convertible promissory note was dated as of March 1, 2002 and accrued interest at a rate of 8.0% per annum. Prior to the maturity date, the holders had the right to convert the principal amount of their convertible promissory notes into the number of shares of our common stock determined by dividing the principal amount being converted by $7.00. Upon the consummation of our initial public offering, all of the convertible promissory notes were automatically converted into an aggregate of 305,187 shares of our common stock, except for a portion of the convertible promissory note held by Philip Bredesen and Andrea Conte, JTWROS in the principal amount of $1,363,734 which was redeemed for $1,539,734 with the proceeds of the offering.

Mandatorily redeemable convertible preferred stock. Pursuant to a series of private offerings, we issued shares of our mandatorily redeemable convertible preferred stock as follows:

•	On November 26, 1997, we issued 3,750,000 shares of Series A preferred stock to Eos Partners SBIC, L.P. in exchange for $3,000,000.

•	On October 14, 1998, we issued 551,875 shares of our Series B preferred stock to Eos Partners SBIC in exchange for $441,500.

•	On October 28, 1998, we issued 73,125 shares of Series B preferred stock to Eos Partners SBIC in exchange for $58,500.

•	On April 14, 1999, we issued 37,500 shares of our Series B preferred stock to Richard Singleton and Geraldine Spann in exchange for $30,000.

•	On December 6, 1999, we issued 740,741 shares of our Series D preferred stock to Eos Partners SBIC II, L.P. in exchange for $1,000,000.

•	On March 24, 2000, we issued 222,223 shares of our Series D preferred stock to Eos Partners SBIC II in exchange for $300,000.

Upon consummation of our initial public offering, the Series A preferred stockholders, Series B preferred stockholders and Series D preferred stockholders were paid all accrued dividends which amounted to $1.1 million and all of their preferred shares were converted into an aggregate of 1,783,103 shares of our common stock. Accordingly, upon the consummation of the offering, Eos Partners SBIC and Eos Partners SBIC II, the majority preferred stockholders, received $776,222 and $288,311, respectively, and all of the shares of preferred stock held by Eos Partners SBIC and Eos Partners SBIC II were converted into 1,497,254 and 275,134 shares of our common stock, respectively.

The consent of the holders of our Series A preferred stock, Series B preferred stock and Series D preferred stock was required prior to the consummation of our initial public offering. Consequently, in connection with our initial public offering, we agreed to pay Eos Partners SBIC and Eos Partners SBIC II a consent fee in the aggregate amount of $3.5 million. The consent fee was paid pursuant to a subordinated note which bears interest at the rate of 4.0% per annum and is payable in five equal semi-annual principal payments beginning June 30, 2004 and ending June 30, 2006. Interest is payable in quarterly payments every March 31, June 30, September 30 and December 31. The note is prepayable, without penalty, at any time by us and is mandatorily prepayable from proceeds of an equity offering after the initial public offering which results in aggregate net proceeds to us of at least $15.0 million and from the incurrence or existence of certain debts in an aggregate amount in excess of $15.0 million. In addition, pursuant to an agreement dated June 1, 2003, Eos Partners SBIC and Eos Partners SBIC II were paid a financial advisory fee in the amount of $1.0 million upon our initial public offering out of proceeds from the offering.

Warrants. In connection with financing transactions in 1999, 2000 and 2002, we provided lenders with warrants to purchase 26,786, 10,582, 26,456 and 42,328 shares of our common stock at exercise prices of $2.80, $4.73, $4.73 and $4.73, respectively. Upon the consummation of our initial public offering, all of these warrants were exercised pursuant to cashless exercise provisions, with the holders receiving an aggregate of 68,613 shares of our common stock.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations that require us to provide the day-to-day management for each organization. In exchange for these services, we receive a management fee that is either a fixed amount per enrolled member or based on a percentage of the revenues of these organizations. Additionally, prior to July 1, 2003, these management agreements contained a provision that permitted us to earn bonuses to our management fee dependent upon the managed entity’s operating results. We have historically recognized such bonuses as revenue when they have been approved and authorized by the board of directors of the applicable not-for-profit entity and collection of such amount is determined to be probable. In connection with our renegotiation of our fee arrangement with these entities, we amended these agreements as of July 1, 2003, at which time we also removed the bonus provision. Management fees represented 10.0% and 6.0% of our revenue for the nine months ended September 30, 2003 and 2002, respectively. Pursuant to our management agreements with not-for-profit organizations, we have obligations to manage the business and services of these organizations.

Our management fees receivable is comprised of management fees we earn pursuant to management agreements we maintain with certain not-for-profit organizations. The balance of management fees receivable at September 30, 2003 and December 30, 2002 was $3.2 million and $1.5 million, respectively, and management fee revenues were recognized on all of these receivables. The management agreements provide for no specific collection terms. In order to enhance liquidity of the entities we manage, at times, we allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a receivable to be uncollectible until it is 365 days old. The following is a summary of the aging of our management fees receivable balances as of September 30, 2003, June 30, 2003 and December 31, 2002.

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2002	$236,648	$150,593	$167,089	$477,489	$423,016
June 30, 2003	$513,834	$490,123	$437,603	$985,568	$1,137,514
September 30, 2003	$534,983	$440,783	$412,753	$1,339,103	$516,753

As of September 30, 2003, management fees due from Camelot Community Care represented $1.7 million of our $3.2 million management fees receivable. Of such amount, $1.0 million was under 120 days old, $858,197 was under 90 days old and none was over 365 days old. As of September 30, 2003, Camelot Community Care had $3.9 million in accounts receivable due from its government payers and $760,000 in cash. As a result, its current assets are more than adequate to pay all of the management fees it owes us (exceeding such amount by over $2.9 million and exceeding the $182,000 portion of such fees that are currently more than 180 days outstanding by over $4.4 million). In addition, under our management, Camelot Community Care has collected virtually all of its receivables and its prospects have improved. As a result, as of September 30, 2003 we believe that Camelot Community Care had the ability to retire the entire management fee payable to us as it collects its government receivables.

As of September 30, 2003, management fees due from Intervention Services, Inc. (“ISI”) represented $1.2 million of our remaining fees receivable. We acquired our management contract with ISI as part of the Cypress acquisition in January 2003, consequently, none of the management fees payable to us by ISI are over 270 days old. As of September 30, 2003, ISI had approximately $325,000 of cash and approximately $839,000 of net accounts receivable from government payers. In addition, ISI has generated positive cash flows since we acquired it. Based on the fact that ISI’s cash and net accounts receivable exceed its management fee payable to us, the relatively young age of all such receivables and the strong continuing operations of ISI, we believe that collectibility of the management fee receivable from ISI is also reasonably assured.

Prior to July 1, 2003, the nature of our operations did not necessitate the establishment of specific payment terms for our management fees receivable and, though today we have no receivables that are over one year old, we have adopted a policy requiring that any account receivable (including management fees) outstanding longer than one year be deemed uncollectible.

Prior to July 1, 2003, our management agreements included a provision for us to provide the not-for-profit organizations we manage with any necessary working capital or operational funding. These management agreements were amended as of July 1, 2003 to eliminate this provision.

Contractual cash obligations. The following is a summary of our future contractual cash obligations as of September 30, 2003.

	At September 30, 2003
Contractual Cash Obligations	Total	Less than 1 year	1 -3 year	4 - 5 years	After 5 years
	(in thousands)
Debt	$3,747	$715	$2,834	$198	$—
Leases	4,423	1,850	2,182	391	—

Total	$8,170	$2,565	$5,016	$589	$—

We expect our liquidity needs on a short- and long-term basis will be satisfied by cash flow from operations, the net proceeds from the sale of equity securities and borrowings under debt facilities. Our cash flow from operations is subject to the risks described under “Risk Factors.”

Recently issued accounting pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, or Interpretation No. 46. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this guidance applies to a larger population of entities. In general a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We believe Interpretation No. 46 does not apply to our relationships with the not-for-profit organizations we manage.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, such as any statements about our confidence or strategies or our expectations about revenues, results of operations, profitability, contracts or market opportunities, constitute forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” and “intends” and similar expressions which are intended to identify forward-looking statements.

The forward looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our reliance on government-funded contracts (for instance, changes in budgetary priorities of the government entities that fund the services we provide could result in our loss of contracts or a decrease in amounts payable to us under our contracts); risks associated with government contracting in general, such as the short-term nature of our contracts and the fact that they can be terminated prior to expiration, without cause and without penalty to the payer, and are subject to audit and modification by the payers, in their sole discretion; risks involved in managing government business, such as increased risks of litigation and other legal actions and liabilities; dependence on our licensed service provider status as our loss of such status in any jurisdiction could result in the termination of a number of our contracts; our reliance on a few providers for a significant amount of our revenues; legislative, regulatory or policy changes; challenges resulting from growth or acquisitions; adverse media exposure; opposition to privitization of government programs by government unions or others; the level and degree of our competition, both for attracting and retaining experienced personnel and in acquiring additional contracts; and legal, economic and other risks detailed in our other filings with the Securities and Exchange Commission.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate and market risk

Upon the consummation of our initial public offering, we repaid all of the principal and accrued interest due pursuant to our loan and security agreements. As of September 30, 2003, we have no borrowings under our loan and security agreement. In connection with our initial public offering, we issued a subordinated note in the aggregate amount of $3.5 million to Eos Partners SBIC and Eos Partners SBIC II to pay a consent fee. The note bears a fixed interest rate of 4%.

On September 3, 2003, we purchased a $4.0 million zero-coupon bond, at 98.894%, or $3.9 million, issued by the Federal Home Loan Mortgage Corporation. We intend to hold the bond until it matures on July 15, 2004.

We believe our exposure to market risk related to the effect of changes in interest rates is immaterial at this time. We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to contracts. Among these contracts there are certain contracts under which we generate a significant portion or our revenue. We generated approximately $2.7 million, or 18% or our revenues for the three months ended September 30, 2003, $8.2 million, or 19% of our revenues for the nine months ended September 30, 2003, pursuant to one contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other retroactive contractual adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended September 30, 2003 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2. Changes in Securities and Use of Proceeds.

Changes in Securities

In August 2003, on or prior to the consummation of our initial public offering on August 22, 2003, we issued the following securities to our then existing security holders:

•    An aggregate of 2,065,372 shares of common stock to the holders of our then outstanding shares of Class A common stock (a total of 2,065,372 shares) upon our conversion of our Class A common stock and Class B common stock into one class of common stock pursuant to an amended and restated certificate of incorporation adopted by us on August 22, 2003.

•    An aggregate of 305,187 shares of common stock to the holders of our convertible promissory notes dated March 1, 2002 upon the conversion of $2.1 million principal amount of such notes at a conversion rate of $7.00 per share.

•    An aggregate of 44,485 shares of common stock to the holders of our convertible promissory notes of dated March 25, 1999 upon the conversion of all $264,680 principal amount of such notes at a conversion rate of $5.95 per share.

•    An aggregate of 1,318,682 shares of common stock to the holder of all of our outstanding shares of Series A preferred stock (a total of 3,750,000 shares) upon the holder’s conversion of such preferred shares.

•    An aggregate of 189,287 shares of common stock to the two holders of our outstanding shares of Series B preferred stock (a total of 662,500 shares) upon their conversion of such preferred shares.

•    An aggregate of 275,134 shares of common stock to the holder of all of our outstanding shares of Series D preferred stock (a total of 962,964 shares) upon the holder’s conversion of such preferred shares.

•    An aggregate of 68,613 shares of common stock to the three holders of warrants to purchase an aggregate of 106,152 shares of our common stock at prices ranging from $2.80 to $4.73 per share, pursuant to the holders’ cashless exercise of such warrants.

•    An aggregate of 434,578 shares of common stock to two holders of warrants to purchase (a) an aggregate of 615,080 shares of common stock at an exercise price of $0.035 per share and (b) an aggregate of seven shares of our Series E preferred stock at an exercise price of $0.01 per preferred share, in exchange for such warrants and the holders’ relinquishment of their rights associated therewith.

In September 2003, we issued options to six employees to purchase an aggregate of 140,000 shares of common stock pursuant to our 2003 stock option plan, at exercise prices ranging from $13.38 to $13.44 per share.

All of the foregoing issuances of common stock were deemed to be exempt from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. The issuance of the options were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to benefits plans and contracts relating to compensation.

Use of Proceeds from Our Initial Public Offering

On August 22, 2003, we completed an initial public offering of shares of our common stock. We sold 3.0 million shares and selling stockholders sold 1.3 million shares at an offering price of $12.00 per share. On September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold an additional 645,000 shares at an offering price of $12.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-106286) which was declared effective by the Securities and Exchange Commission on August 18, 2003. The managing underwriters for the offering were SunTrust Robinson Humphrey, Jefferies & Company, Inc. and Avondale Partners, LLC. As of September 30, 2003, we had incurred a total of $7.5 million in expenses in connection with the offering, of which, as of September 30, 2003, $6.9 million were paid and $580,000 were incurred, accrued and unpaid, as follows:

Underwriting discounts and commissions	$3,062,000
Finder’s fees	—
Expenses paid to or for underwriters	—
Other expenses	4,443,000	(1)

Total	$7,505,000	(1)

(1)	Including $580,000 of expenses incurred and accrued but not yet paid as of September 30, 2003.

Of the foregoing expenses an advisory fee in the aggregate of $1 million was paid to Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P., both of which are principal stockholders of Providence and also affiliates of Mark First, one of our directors. Other than the advisory fee paid to Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P., none of the foregoing expenses were paid or are payable directly or indirectly to our directors, officers or holders of 10% or more of any class of our equity securities.

As of September 30, 2003, the net proceeds to Providence after deducting the total expenses described above amounted to $36.2 million, and on a cash basis, taking into account only those of the foregoing expenses which had been paid as of September 30, 2003, amounted to $36.8 million.

Between August 22, 2003 and September 30, 2003, we used $18.9 million of the net proceeds of our offering to repay indebtedness under our credit facilities, we used approximately $1.1 million for to pay accrued and unpaid dividends on our Series A, B, and D preferred stock and we invested $4.0 million in a Federal Home Loan Mortgage Corporation zero coupon bond that matures on July 15, 2004.

The remaining balance will be held as cash and used for general corporate purposes, including potential acquisitions.

Restrictions Upon the Payment of Dividends

We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

	By:	/s/ Fletcher Jay McCusker

Date: November 12, 2003	Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael N. Deitch

Date: November 12, 2003	Michael N. Deitch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Loan and Security Agreement by and among The Providence Service Corporation and Healthcare Business Credit Corporation dated as of September 30, 2003. (Schedules and exhibits are omitted; The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer