Form 10-K
period 2003-12-31
PROVIDENCE SERVICE CORP
filed 2004-03-12
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-50364

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5524 East Fourth Street, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code

(520) 747-6600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

        As of March 10, 2004, there were outstanding 8,359,877 shares (excluding treasury shares of 135,501) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant. As of that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (excludes directors and executive officers of the registrant and greater than 10% holders of the registrant’s common equity) of the registrant (based on the closing price for the voting and non-voting common equity as reported on the Nasdaq National Market on March 10, 2004) was approximately $90.1 million. The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934 on August 18, 2003, and its common equity began trading on the Nasdaq National Market on August 19, 2003. As a result, the aggregate market value of the registrant’s common equity as of the last business day of its most recently completed second fiscal quarter is not available.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2003, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the registrant’s stock and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1. Business

We deliver privatized social services

We provide and manage government sponsored social services. Our counselors, social workers and mental health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. We do not own or operate any hospitals, residential treatment centers or group homes. Instead, we provide care primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life. We also manage social services provider networks. Since our inception, we have grown from 1,333 clients served in a single state to over 13,300 clients served, either directly or through our managed entities, from 99 locations in 17 states and the District of Columbia as of December 31, 2003.

We provide the following continuum of services, directly or through our managed entities, pursuant to 202 contracts as of December 31, 2003.

•	Home and community based counseling. We provide individual and family counseling in a client’s own home. We also contract with schools to help them manage at-risk students through training and counseling programs on school grounds. Our counselors are professionals or para-professionals who are trained to provide a wide range of home and community based services, which address marital and family issues, depression, drug or alcohol abuse, domestic violence, hyperactivity, criminal or anti-social behavior, sexual misbehavior, school expulsions or chronic truancy and other disruptive behaviors.

•	Foster care. We actively recruit and train foster parents and license family foster homes to provide 24-hour care to adolescents and children who have been removed from their homes. In addition, we offer therapeutic foster care to children and adolescents who exhibit serious emotional problems and who could otherwise require institutional treatment.

•	Provider managed services. We coordinate and manage the delivery of government sponsored social services by multiple providers on behalf of the not-for-profit organizations that we manage. Through government contracts involving a large population of potential clients, we handle telephone inquiries and conduct face-to-face interviews to determine a potential client’s needs, and if necessary, place the client with an appropriate social services provider. We also provide monitoring services where we assist clients in accessing government benefits. In addition, we provide case management services where we supervise all aspects of an eligible client’s care, treatment and benefits.

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. In other such situations we receive a set monthly amount. Where we contract to manage the operations of a not-for-profit social services provider, we receive a management fee that is either a fixed amount per enrolled member or based upon a percentage of the revenues of the managed entity.

When we formed our business as a Delaware corporation in 1996, most government social services were delivered directly by governments in institutional settings such as psychiatric hospitals, residential treatment centers or group homes. We recognized that social services could be more economically and effectively delivered in a home or community based setting. Additionally, we anticipated that payers would increasingly seek to privatize the provision of these social services in order to reduce costs and provide quality social services to an increasing number of recipients. Based on this outlook, we developed a system for delivering these services that is less costly and, we believe, more effective than the traditional institutional care system.

We have grown rapidly since our inception through organic growth and strategic acquisitions, increasing our revenue from $8.6 million in fiscal year 1998 to $59.3 million in fiscal year 2003, representing a compounded annual growth rate of 47.1%. Our revenues grew from $41.8 million for the twelve months ended December 31, 2002 to $59.3 million for the fiscal year ended December 31, 2003. During that same period, our managed entity revenue grew from $46.1 million to $62.8 million.

Social services environment

Many different agencies and programs, including welfare, child welfare and justice departments, public schools and state Medicaid programs, fund government social services. Historically, governments have provided social services directly to eligible individuals and have often provided these services in institutional settings. We believe there are growing trends in the United States toward privatization of government social services and the delivery of these social services in non-institutional settings. The following factors contribute to these trends:

•	Large and growing population of eligible beneficiaries. Government funded social services are available to persons who are eligible for assistance due to income level, emotional/educational disabilities or court order. The following statistics demonstrate the significant and growing number of eligible beneficiaries:

•	34.6 million people were living in poverty in 2002, up from 32.9 million in 2001 and 31.6 million in 2000;

•	It was projected that 40.4 million people would be enrolled in Medicaid benefits in 2003, up from a projected 39.0 million in 2002 and 36.9 million in 2001;

•	28% of all students fail to attain high school diplomas;

•	There were 2.3 million juvenile arrests in 2001;

•	2.7 million child welfare referrals were made in 2001, with 903,000 confirmed victims, up from 879,000 confirmed victims in 2000; and

•	Nearly 4.7 million adults were released to the community under probation or parole programs at December 31, 2002.

Persons from each of these groups are potentially eligible for government sponsored social services. The size and growth of the population of eligible recipients of government sponsored social services places additional pressure on the ability of government agencies to provide these services.

•	Increasing pressure on governments to control costs. Forty-five states reported an estimated cumulative budget deficit of $40 billion in 2002. With the number of persons eligible for government funded social services increasing and states facing budget deficits, states are struggling to fund mandated social services. Consequently, state and local governments are increasingly seeking less costly alternatives to their current service delivery systems.

•	Increasing acceptance of privatized social services. Several independent studies have concluded that privatized social services are more effective and cost efficient than direct government provided social services. In 1998, Florida’s legislature mandated the privatization of its entire child welfare system by 2004. Florida’s child welfare system had a reported 2003 budget of $783.0 million. In addition, as of 2001, the value of state government contracts to private firms was up 65% since 1996, reaching a total of $400 billion.

The following further describes significant government social services programs that are the subject of increasing privatization.

Medicaid funded programs

Medicaid is a state-administered program, jointly funded by the states and the federal government. Medicaid provides certain medical care services to qualified low-income persons. State controlled mental health spending was $23.3 billion in fiscal 2001 compared to $16.8 billion in fiscal 1997. The Medicaid program has been criticized for its traditional institutional based approach to health treatment. Because the institutional based approach is costly, states are seeking less expensive methods to deliver care to patients and as a result there is a trend toward community based care as an alternative to institutional or “out of home” care. In 1997, 58% of the total expenditures for state mental health was spent on community based care and 39% on hospital inpatient care as compared to 66% in community based care and 32% on hospital inpatient care in 2001. Forty-nine states have received waivers to develop alternatives to institutional care. Such alternatives include home and community based programs tailored to specific populations of beneficiaries. In addition, there are eighteen states operating under waivers, which allow comprehensive change to such states’ Medicaid delivery systems through pilot or demonstration projects. In addition to privatizing discrete components of Medicaid funded social services, some states have, and we believe other states will, completely privatize their Medicaid systems.

Welfare programs

State governments and the federal government provide entitlement payments or benefits under the Temporary Assistance for Needy Families Program, or TANF. The U.S. Census Bureau reports that over 12% of families in the United States lived below the poverty level in 2002. Reforms to the welfare system have created incentives for states to achieve federally established goals regarding work participation, marriage, and pregnancy reduction. Reform legislation mandates that the changes be implemented rapidly. Moreover, welfare reforms have permitted private entities to determine eligibility for benefits. We believe that because of the rapid deployment of these welfare initiatives and the elimination of restrictions on privatization, government agencies will increasingly contract with private companies to provide services to welfare eligible individuals.

Child welfare programs

The child welfare system consists of state and federally funded agencies required by law to protect children from abuse or neglect. These agencies may remove children from abusive homes and place them in other homes under the jurisdiction of a juvenile judge. If a child becomes a ward of the state, the state could be responsible for all aspects of the child’s care and custody until the child turns 18 years old. Often, children who are wards of the state are placed in foster care programs operating within the child welfare system. In 2000, there were 2.7 million reported incidents of child abuse and neglect in the United States. In 2002, there were 550,000 children in foster care in the United States, up from 260,000 in the 1980s. Child welfare agencies are increasingly engaging private entities to provide child welfare services. As of November 2002, three states, including Florida, have ongoing privatization initiatives of their entire child welfare systems and, in January 2003, Governor Jeb Bush of Florida announced that Florida’s plan to privatize its child welfare programs would be accelerated.

Juvenile justice programs

Juvenile justice programs include court, probation, parole, prevention and intervention programs addressing delinquent youth behavior. As of October 1999, 134,000 juvenile offenders were in custody in 3,000 private and public facilities comprising the United States’ juvenile correction systems. From 1985 to 1995, the number of juveniles in detention in the United States increased 72%. Government entities have increasingly been the target of lawsuits filed by constitutional advocacy groups claiming that a reduction in the number of incarcerated youth is necessary. Due to the growth in juvenile arrests and detention and legal pressures, government entities are increasingly seeking assistance from private providers to develop and implement alternative juvenile correction services in order to reduce costs and provide more effective solutions to juvenile justice issues.

Education programs

Approximately 28% of all students in the United States fail to attain high school diplomas. Further, it is estimated that approximately 60% of all inner city students will drop out of school. Approximately 33% of all adults can be described as functionally illiterate. Some of the common attributes of at-risk students are low socio-economic status and the existence of family and/or home problems. Regardless of socio-economic status or educational or emotional disability, public schools are required to support school aged students. School reforms have been unable to address this growing problem of at-risk students. To manage this large population of at-risk students, schools are turning to outside service providers to provide additional support.

Adult corrections programs

In 2002, there were approximately 4.7 million persons on probation and parole in the United States. The adult correctional system creates a large and costly demand for social services subsequent to an inmate’s release from incarceration and during the periods of probation or parole. These services include transitional services, parole supervision and tracking and monitoring services. We believe government entities are increasingly seeking private companies to fulfill the growing need for adult correctional services on a more economical basis.

Our services

We provide home and community based services, foster care and provider management services, directly and through entities we manage. The following describes such services:

Home and community based counseling

•	Home based and intensive home based counseling. Our home based counselors are trained professionals or para-professionals providing counseling services in the client’s own home. These services average 5 hours per client per week and can include individual, group or family sessions. Topics are prescriptive to each client and can include family dynamics, peer relationships, anger management, substance abuse prevention, conflict resolution and parent effectiveness training.

We also provide intensive home based counseling, which consists of 20 or more hours per client per week. Our intensive home based counselors are masters or Ph.D. level professional therapists or counselors. Intensive home based counseling is designed for clients struggling to cope with everyday situations. Our counselors are qualified to assist with marital and family issues, depression, drug or alcohol abuse, domestic violence, hyperactivity, criminal or anti-social behavior, sexual misbehavior, school expulsion or chronic truancy and other disruptive behaviors. In the absence of this type of counseling, many of these clients would be considered for 24-hour institutional care or incarceration.

•	Substance abuse treatment services. Our substance abuse treatment counselors provide services in the office, home and counseling centers designed specially for clients with drug or alcohol abuse problems. Our counselors use peer contracts, treatment group process and a commitment to sobriety as treatment methods. Our professional counseling, peer counseling and group and family sessions are designed to introduce clients dependent upon drugs or alcohol to a sober lifestyle.

•	School support services. Our professional counselors are assigned to and stationed in public schools to assist in dealing with problematic and at-risk students. Our counselors provide support services such as teacher training, individual and group counseling, logical consequence training, anger management training, gang awareness and drug and alcohol abuse prevention techniques. These services are incorporated into a traditional school curriculum and are provided to any student or group of students referred by a teacher or school counselor.

Foster care

•	Foster care. We recruit and train foster parents and license family foster homes to provide 24-hour care to children who have been removed from their homes due to physical or emotional abuse, abandonment, or the lack of appropriate living situations. We place children individually in a licensed home. Each child is provided 24-hour care and supervision by trained foster parents. Our professional staff and counselors match and supervise the child and foster family. We also provide tutoring and other services to the child and foster family.

•	Therapeutic foster care. We provide therapeutic foster care services. This is a 24-hour care service designed for children exhibiting serious emotional problems who could otherwise require institutional treatment. We recruit, license and train professional foster parents to care for foster children for up to a year of therapeutic intervention. Social, psychological and psychiatric services are provided on a prescriptive basis to each child and therapeutic foster care family by a team of licensed, professional staff.

Provider managed services

•	Intake, assessment and referral services. We contract on behalf of our managed entities with governments to receive and handle telephone inquiries regarding need and eligibility for government sponsored social services, to arrange for face-to-face interviews and to conduct benefit eligibility reviews. If indicated from the telephone inquiry and/or interviews with the client, we perform an evaluation of need, which may include a psychiatric assessment, psycho-social assessment, a social history and other diagnostic tools. Once eligibility is determined, the client is referred to an appropriate social services provider.

•	Network management. The entities we manage have engaged us in certain locations to coordinate or manage the delivery of government sponsored social services by a network of providers. We have organized preferred provider networks capable of responding to large volume privatization initiatives. Currently, we manage networks for these entities in Phoenix, Arizona and Southern New Mexico and, most recently, in Fort Myers, Florida.

Our coordinated care systems maximize government resources, bring providers together as collaborators and increase the menu of available services beyond what could be offered by a single provider. We may be paid as the lead agency, contract to provide management and program services to the network, contract as a provider to the network for home and community based counseling or foster care services, or provide a combination of services that include network management and direct services.

•	Monitoring services. Monitoring services include face-to-face and telephone interactions in which we provide guidance and assistance to clients. This typically includes a strength assessment, a referral to appropriate resources, a home visit and a limited amount of consultation. This service is designed for clients that are not seriously impaired but need assistance in accessing government benefits and services and learning the applicable benefit system.

•	Case management. In providing case management services, we supervise all aspects of an eligible client’s case and assure that the client receives the appropriate care, treatment and resources. As a case manager we are a client’s advocate, arranging for services and following up to ensure that the client receives the necessary and appropriate care and services, and further, that the client complies with the prescribed intervention plan. We maintain the client’s records required by the government unit sponsoring the care. In providing case management, our client contact may be in the office, at home, on the telephone or any combination thereof.

In addition to the social services that we provide, we have recently, in December 2003, entered into several short-term consulting agreements with other social services providers pursuant to which we are providing them with our evaluation of, and recommendations with respect to, their operations. While we do not expect to engage in numerous consulting contracts, we have been able to develop new relations and prospects by providing consulting expertise. We expect to continue this activity on a small scale.

Our competitive strengths

We believe the following competitive strengths uniquely position us to take advantage of the increase in privatization of government social services and the trend away from institutional care:

•	Lower cost, non-institutional focus. We provide a lower cost alternative to the institutional delivery of social services. Because we do not own or operate any hospital or treatment beds, our operating costs are generally low and variable. We are not burdened by the costs of building, maintaining and financing institutional facilities. Also, by focusing on delivering social services outside of institutional settings, our ability to serve clients is not constrained by a fixed number of beds or the size of a facility.

•	Flexible, decentralized operations model. We provide our services under a decentralized, local model. We operate as a network of local and regional providers who are part of the communities they serve. Our local professionals have developed extensive relationships with payers and a reputation for providing cost effective, quality service to our clients. We believe this model increases our opportunities to obtain contracts. We give local managers responsibility and incentives for local revenue generation. At the same time, we hold our local managers to stringent budgets, allowing us to control costs. Our operations model is easily scalable and allows our employees to focus on, and react quickly to, additional opportunities to provide our services.

•	Diverse payer and revenue base. We generate revenue directly and on behalf of the entities whose operations we manage pursuant to 202 contracts with payers as of December 31, 2003. Virtually all of these payers are local and state government agencies and government intermediaries, each of which determines its own rates for services. While the federal government ultimately provides a significant portion of our payers’ funding, we do not currently contract directly with the federal government, and our contract rates are not federally determined.

•	Experienced management team. The members of our management team have significant experience as government executives, state agency officials and public company leaders. These professionals bring many years of experience in government sponsored social services and the healthcare, corrections and social services industries. Our management team has recruited and trained our experienced team of over 1,400 local professionals that work directly with our payers and clients.

•	Proven track record and wide range of services. Within our core continuum of services, we provide intake, assessment and referral, client monitoring and mentoring, case management, home based counseling, substance abuse treatment, school support and foster care services. Our proven track record has made us an attractive partner to, or manager of, not-for-profit organizations that contract to provide government sponsored social services. Our broad range of home and community based social services allows us to be a single-source provider of alternatives to institutional care. As of December 31, 2003, we served, directly or through the entities whose operations we manage, over 13,300 clients from 99 locations in 17 states and the District of Columbia pursuant to 202 contracts. Since our formation, no payer has terminated or failed to renew or extend one of our contracts.

Our growth strategy

We intend to continue to grow as a provider of home and community based social services to individuals and families in home and community based settings. The key elements of our growth strategy are as follows:

•	Broaden service offerings. We intend to expand our menu of non-institutional services in order to respond to the evolving needs of our clients and capitalize on additional cross-selling opportunities with existing payers. Historically, cross-selling our services has been an effective method of expanding our business. For example, in 2002, we added foster care and home based services to our existing network management contract in Phoenix, Arizona. In Illinois, we added intensive foster care services to our existing foster care services as an alternative to residential institutional care. In Dallas, Texas, we have added substance abuse treatment to our current school based counseling contract. In Fort Myers, Florida, a not-for-profit organization we manage was recently awarded a contract by the Florida Department of Children and Families pursuant to Florida’s Community Based Care Initiative (an initiative that is designed to privatize child welfare services for the entire state). The term of the contract is February 1, 2004 through June 30, 2008 and provides for contract payments to the not-for-profit organization of $22.0 million per year, or $97.5 million over the term. We believe these examples demonstrate our ability to generate additional business in markets where we have existing relationships.

•	Expand organically into new markets. We intend to offer our services in new geographic markets that are contiguous to existing markets or where we believe we can establish a significant presence. We started providing services through two locations in one state in 1997 and now provide services through 99 locations in 17 states and the District of Columbia either directly or through entities we manage. In 2003, excluding our expansion through acquisitions, we opened three new locations in Florida, two new locations in Texas and one new location in each of Delaware, Ohio, Oklahoma, Maine and Nebraska.

•	Pursue strategic acquisitions. While we believe our growth is not dependent on acquisitions, we intend to continue to seek acquisition opportunities that we believe will allow us to move into new geographic markets, broaden our services or expertise, expand our client base and/or provide solid local relationships, focusing primarily on acquisition opportunities that would expand our existing home based and foster care services. We have completed and integrated several strategic acquisitions since our inception, two of which were completed in our first year of operations and provided the foundation upon which our business was built. Subsequently, in March 2002, we acquired Camelot Care Corporation, which substantially broadened our foster care services and expertise and expanded our reach into six new states; in January 2003, we acquired Cypress Management Services, Inc., a provider of alternative home based and foster care services in Florida; and in January 2004 we acquired Dockside Services, Inc., a provider of youth services in Indiana and Michigan. In addition, we continue to selectively identify and pursue attractive acquisition opportunities.

Revenue and payers

We derive substantially all of our revenue from contracts with state or local government agencies, government intermediaries or the not-for-profit social services organizations we manage. A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable for a fixed monthly fee. Approximately 71% of our revenue for the fiscal year ended December 31, 2003 was pursuant to fee-for-service arrangements. All of our agreements to provide home and community based services and foster care services contain fee-for-service payment arrangements.

We have also entered into one “case rate” contract pursuant to which we receive a fixed amount per person per month to provide services to a certain population of government beneficiaries, including some services that we do not offer directly, such as pharmacy and inpatient mental health care. Prior to July 1, 2003, our expenses under this case rate contract from time to time exceeded our revenues under the contract; however, because the payer on this contract has historically made voluntary periodic payments to us in reimbursement of these excess costs, we have not incurred a loss on this contract. In addition, effective July 1, 2003, we negotiated a 46% increase in the annual contract rate, which has eliminated any excess costs over revenues for us under this contract since such date. If we were ever to incur a loss, we would have the option to terminate the contract without penalty upon 60 days written notice. This contract was our first contract and we do not intend to enter into any other case rate contracts of this kind. Approximately 18% of our revenue for the year ended December 31, 2003 was pursuant to this case rate contract.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships to provide business development and administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors. Our management fees under these contracts are either a fixed amount per enrolled member or based upon a percentage of the managed entity’s revenues. Management fees earned pursuant to our management contracts with these organizations represented approximately 11% of our revenue for the year ended December 31, 2003.

We have also recently entered into short-term consulting agreements with several other social services providers, pursuant to which we are retained to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services. In exchange for these services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. Management fees earned pursuant to our consulting agreements represented less than 1% of our revenue for the year ended December 31, 2003.

Employees

Job type	At June 30, 2003	% of total	At December 31, 2003	% of total
Clinical	1,298	78.0%	1,435	83.0%
Administrative	357	22.0%	286	17.0%

Total	1,655	100.0%	1,721	100.0%

As of December 31, 2003, we conducted our operations and those of our managed entities with 1,237 full-time and 484 part-time direct care and administrative personnel. Of our employee census, 1,435, or 83%, are social service providers and 286, or 17%, are administrative personnel. Of these employees, a substantial portion have attained bachelors degrees or higher, a majority of those with bachelors degrees have attained masters degrees or higher and some hold Ph.D. or M.D. degrees. We have various levels of social service providers and administrators that range from behavioral health technicians to medical directors. The minimum qualifications, education and experience of direct care providers vary by level and range from a bachelors degree with up to two years of experience at the para-professional clinician level to a masters or Ph.D. degree with a state certification or license to provide direct care at the professional clinician level.

In order to preserve the high levels of service that we offer to our clients, we require and encourage our employees to pursue continuing professional education. We have developed a comprehensive employee education and training program. Orientation includes a training component that clinical employees receive before delivery of any direct services, under the direction of qualified staff. Depending on regional budgets, we may also provide our staff continuing education and tuition reimbursement.

We believe that our future success depends in part on our ability to attract and retain qualified employees at all levels. As of December 31, 2003, the annual rate of turnover of our employees was approximately 17%. None of our employees is covered by a collective bargaining agreement. We believe that our employee relations are good because we offer competitive compensation, including stock option awards, training, education assistance and career advancement opportunities. By offering competitive compensation and benefit packages to our employees, we are able to deliver consistently high quality service, recruit qualified candidates and increase employee confidence, satisfaction and retention.

Sales and marketing

Substantially all of our marketing is performed at the local and regional level. Through our local and regional managers, we have successfully developed and maintained extensive relationships with various payers. These relationships allow us to develop leads on new business, cross-sell our other services to existing payers and negotiate payer contracts. A significant portion of our business is procured in this manner. We also seek to market our services to payers in geographical areas contiguous to existing markets and in which we believe our reputation as a low cost quality service provider will enhance our ability to compete for and win business. We are regularly requested to respond to requests for proposals, or RFPs. Additionally, we subscribe to a service that keeps us informed of and tracks on a national basis RFPs for privatization of social services. We selectively choose the RFPs to which we respond based upon whether our reputation enhances our ability to compete or if the RFP presents a unique opportunity to develop a new service offering. In addition, our senior executives develop leads through meetings and discussions with a wide array of decision makers.

Competition

The social services industry is a highly fragmented industry. We compete for clients with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. On a national level, there are very few organizations that compete for local, county and state contracts to provide the types of services we offer. We also compete with larger companies, such as Maximus, Inc., whose government operations group administers and manages welfare program services, childcare support enforcement, Medicaid enrollment and other consulting services for state and local governments. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in existing markets for foster care services. Many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc., Res-Care, Inc., Psychiatric Solutions, Inc. and The Devereaux Foundation. While we believe that we compete on the basis of price and quality, many of our competitors have greater financial, technical, political and marketing resources, name recognition, and a larger number of clients and payers than we do. In addition, some of these organizations offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

Regulatory environment

As a provider of social services, we are subject to numerous federal, state and local laws and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. We must also comply with state and local licensing requirements and requirements for the participation in the Medicaid program, federal block grant requirements, requirements of various state Children’s Health Insurance Programs, or CHIP, and contractual requirements imposed upon us by the state and local agencies with which we contract for such health care and social services. CHIP is a federal program providing benefits administered by states that submit plans for health benefits for children whose parents meet certain financial needs tests. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide.

Surveys and audits

Our programs are subject to periodic surveys by government authorities and/or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a survey finding is made by a reviewing agency, we will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

•	the imposition of fines;

•	temporary suspension of admission of new clients to our program’s service;

•	in extreme circumstances, decertification from participation in Medicaid or other programs; or

•	revocation of our license.

From time to time, we receive and respond to survey reports containing statements of deficiencies. While we believe that our programs are in material compliance with Medicaid and other program certification requirements and state licensure requirements, failure to comply with these requirements could have a material adverse impact on our business and our ability to enter into contracts with other agencies to provide services.

Billing/claims reviews and audits

Agencies and other payers periodically conduct pre-payment or post-payment medical reviews or other audits of our claims. In order to conduct these reviews, payers request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive benefits, the appropriateness of the care provided to those patients, and the documentation of that care.

For-profit ownership

Certain of the agencies for which we provide services restrict our ability to contract directly as a for-profit organization. Instead, these agencies contract directly with a not-for-profit organization and in certain cases we negotiate to provide administrative and management services to the not-for-profit providers. The extent to which other agencies impose such requirements will affect our ability to continue to provide the full range of services that we provide or limit the organizations with which we can contract directly to provide services.

Professional licensure and other requirements

Many of our employees are subject to federal and state laws and regulations governing the ethics and practice of their professions. In addition, professionals who are eligible to participate in Medicaid as individual providers must not have been excluded from participation in government programs at any time. Our ability to provide services depends upon the ability of our personnel to meet individual licensure and other requirements.

Federal and state anti-kickback laws and safe harbor provisions

The federal anti-kickback law applicable to Medicaid and other programs makes it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by Medicaid. The prohibitions apply regardless of whether the remuneration is provided directly or indirectly, whether or not in cash, and applies to both the person paying and the person receiving such remuneration.

Interpretations of the anti-kickback law have been very broad and under current law, courts and federal regulatory authorities have stated that this law is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals. This act is subject to numerous statutory and regulatory “safe harbors.” The safe harbor regulations, however, do not cover all lawful relationships between healthcare providers and referral sources. Failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful. However, it may mean that such an arrangement will be subject to scrutiny by the regulatory authorities.

The Stark Law and state physician self-referral laws

Section 1877 of the Social Security Act, or the Stark Law, prohibits physicians from ordering “designated health services” for Medicaid patients from entities or facilities in which such physicians hold a financial interest. This law is subject to a number of statutory or regulatory exceptions. Unlike a failure to meet a “safe harbor,” a relationship that falls within the scope of the Stark Law and fails to meet an exception would violate the law.

Certain services that we provide may be identified as “designated health services” for purposes of the self-referral laws. We cannot assure you that future regulatory changes will not result in other services we provide becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.

Many states, including some states where we do business, have adopted similar prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where we operate have laws similar to the Stark Law. Little precedent exists interpreting these laws.

We contract with a significant number of social services providers and practitioners, including therapists, physicians and psychiatrists, and arrange for these individuals or entities to provide services to our clients. These arrangements may not qualify for a safe harbor. We cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices.

False claims acts

Federal criminal and civil false claims provisions, which provide that knowingly submitting claims for items or services that were not provided as represented may result in the imposition of multiple damages, administrative civil and monetary penalties, criminal fines and imprisonment. Many states, including some where we do business, have adopted laws and regulations similar to the federal law.

Health information practices

Portions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, were intended to reduce administrative expenses and burdens associated with the transmission and use of electronic health records and claims for payment. While it is likely that these provisions may reduce costs in the long-term, we believe that they will bring about significant and, in some cases, costly changes in the short-term. Under HIPAA, the United States Department of Health and Human Services issued rules to define and implement standards for the electronic transactions and code sets for the submission of transactions such as claims, and privacy of individual health information in whatever manner it is maintained. Regulations have been proposed but not finalized for the security of such health information.

Item 2. Properties

We own our approximately 4,000 square foot corporate office building in Tucson, Arizona, free of any mortgage. We lease 98 offices for our management and administrative functions in connection with the performance of our contracts. The lease terms vary and are generally at market rates. We believe that our properties are adequate for our current business needs. In addition, we believe that we can obtain adequate space to meet our foreseeable business needs.

Item 3. Legal Proceedings

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

We will hold our 2004 Annual Meeting of Stockholders on May 20, 2004. Pursuant to the proxy rules under the Securities and Exchange Act of 1934, as amended, our stockholders are notified that the deadline for providing us timely notice of any shareholder proposal to be submitted outside of the Rule 14a–8 process for consideration at our 2004 annual meeting of stockholders will be March 31, 2004. As to all matters which we do not have notice on or prior to March 31, 2004, discretionary authority shall be granted to the persons designated in our proxy related to the 2004 annual meeting to vote on such proposal. With respect to inclusion of stockholder proposals in our proxy materials related to the 2004 annual meeting, a stockholder proposal must be submitted to us at our office located at 5524 East Fourth Street, Tucson, Arizona 85711, by March 31, 2004. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a–8.

Item 4A. Executive Officers of the Registrant

Our executive officers and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position(s)
Fletcher Jay McCusker	54	Chairman of the Board; Chief Executive Officer
William Boyd Dover	64	President
Michael N. Deitch	47	Chief Financial Officer; Vice President; Secretary; Treasurer
Mary J. Shea	48	Executive Vice President of Program Services
Craig A. Norris	36	President, Eastern Division
Martin James Favis	44	Chief Development Officer
Fred D. Furman	55	General Counsel

The following is a brief description of the business experience of executive officers for at least the past five years.

Fletcher Jay McCusker has served as our chairman of the board of directors and chief executive officer since our company was founded in December 1996. Prior to founding our company, Mr. McCusker served as executive vice president of Youth Services International, Inc. (YSII), a Nasdaq listed company that provided private institutional care for at-risk youth, from July 1995 until December 1996. From September 1992 until July 1995, he served as chief executive officer of Introspect Healthcare Corporation, a large multi-state behavioral health provider. In 1983, Mr. McCusker co-founded a mental health care company, Century Healthcare, which was sold to New York Stock Exchange listed Columbia Healthcare in 1992. Mr. McCusker received a bachelors degree in rehabilitation from the University of Arizona in 1974 and completed the public programs graduate program without a terminal degree at Arizona State University in 1982.

William Boyd Dover has served as our president since February 1997. Prior to joining our company, Mr. Dover served as executive director of Desert Hills, a large inpatient facility serving children and adolescents in Tucson, Arizona, from January 1995 until January 1997. From May 1993 until December 1994, he served as vice president for program development of Arizona Health Care Contract Management Services, Inc., an Arizona based specialty healthcare provider. From November 1991 until April 1993, he established Dover Consulting, specializing in juvenile justice, child welfare, and child and adult mental health. Mr. Dover served as the assistant director for the Arizona Department of Behavioral Health from August 1988 until November 1991, director of the Arizona Department of Health from January 1986 until January 1987, deputy director of the Arizona Health Department from October 1983 until December 1986 and assistant director for the Arizona Department of Economic Security from March 1981 until October 1983. Mr. Dover received a bachelors degree in recreational therapy from the University of Utah in 1963 and a masters degree in social work from the University of Utah in 1965.

Michael N. Deitch, a certified public accountant, has served as our chief financial officer since June 1997. He was named secretary and treasurer in October 1998. Prior to joining our company, Mr. Deitch served as director of financial controls for Crawford & Company (CRD), a New York Stock Exchange listed company specializing in health care and business claims adjusting, from March 1995 to April 1997. Mr. Deitch founded and served as chief financial officer for Showtime Event Rentals, Inc., an event and party rental company, from August 1994 until March 1995. Mr. Deitch served as litigation manager for Raburn and Decosimo, CPAs, a specialized litigation and business valuation firm, from January 1991 until August 1994. Mr. Deitch served as southeast region senior financial analyst and as a senior member of the tax department for Glasrock Home Health Care, Inc., a wholly owned subsidiary of the New York Stock Exchange listed company British Oxygen Company, now known as the BOC Group, from November 1984 until January 1991. Mr. Deitch received a bachelors degree in accounting from the University of Tennessee in 1979 and a masters degree in business administration from the University of Tennessee in 1981.

Mary J. Shea has served as our executive vice president of program services since February 2003 and as president of our Arizona operations from February 1997 until February 2003. Prior to joining our company, she was the director of case management for Introspect Healthcare Corporation, a large, multi-state behavioral health provider, from October 1995 until February 1997. Ms. Shea worked as a supervisor for the State of Arizona and the Arizona Center for Clinical Management, a managed care entity providing behavioral health services in southern Arizona, from March 1990 until September 1995. She received a bachelors degree in natural resources from the University of Wisconsin in 1978.

Craig A. Norris has served as our president, eastern division since May 1998. Prior to joining our company, Mr. Norris served as the chief operating officer of Parents and Children Together, Inc., a home based counseling provider, from June 1994 until April 1998, which we acquired in February 1997. Mr. Norris was employed as a psychotherapist for the Arizona Department of Health from December 1992 until June 1994. Mr. Norris was a treatment coordinator for the Arizona Center for Clinical Management, a managed care behavioral health care provider for southern Arizona, from May 1992 until December 1992. Mr. Norris received a bachelors degree in psychology from the University of Arizona in 1989 and dual masters degrees in counseling and organizational management from the University of Phoenix in 1993 and 1996, respectively.

Martin James Favis has served as our chief development officer since February 2003. Prior to joining our company, Mr. Favis served as president of our subsidiary, Camelot Care Corporation, Inc., from March 2002 until February 2003. Prior to our merger with Camelot, Mr. Favis served as Camelot’s chief operating officer from January 2000 until January 2002, where he was responsible for Camelot’s day-to-day management, and as Camelot’s Florida director from October 1998 until January 2000. Mr. Favis served as the chief executive officer of First Rehab, Plus, Inc., a Florida based provider of outpatient rehabilitation facilities, from August 1996 until October 1998. Mr. Favis received a bachelors degree in business from Villanova University in 1981.

Fred D. Furman, Esq. has served as our general counsel since September 2003. From August 2002 until September 2003, Mr. Furman was self-employed as a consultant. Mr. Furman was previously with PMR Corporation, a publicly traded mental health company, from March 1995 until August 2002 (when PMR merged with Psychiatric Solutions of Nashville), where he held a number of positions, including most recently, from September 1997 through August 2002, as its president and general counsel. Mr. Furman is a former partner and head of the litigation department for the Philadelphia law firm of Kleinbard, Bell & Brecker LLP. Mr. Furman received his bachelors degree in history from Temple University in 1969 and a juris doctorate degree from Temple University, School of Law in 1973.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on the Nasdaq National Market under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 10, 2004, there were approximately 28 holders of record of our common stock and the closing sale price of our common stock as reported on the Nasdaq National Market was $16.00 per share. We believe that there were at least 1,000 beneficial owners of our common stock whose shares were held in “street name.” The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low
Fourth Quarter	$18.04	$14.25
Third Quarter (August 19, 2003 – September 30, 2003)	$16.30	$12.80

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our loan and security agreement with Healthcare Business Credit Corporation if there is a default under such agreement or if the payment of a dividend would result in a default. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Equity Compensation Plans

See Part III-Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plans.

Recent sales of unregistered securities

The following information related to all securities issued or sold by Providence Service Corporation during 2003, which were not previously included in a quarterly report, and not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	In connection with our acquisition of Cypress Management Services, Inc. on January 9, 2003, and the transactions related thereto:

•	We issued 158,572 shares of common stock to Ira S. Ehrlich, valued at $10.00 per share, in partial consideration for the acquisition;

•	We issued 6,429 shares of common stock to Daniel F. Dorrell, valued at $10.00 per share, in partial consideration for the acquisition; and

•	We issued 6,429 shares of common stock to Saunders NCT Business Brokers, L.L.C., valued at $10.00 per share, for services rendered in connection with the acquisition.

2.	On January 9, 2003, we issued term notes in an aggregate principal amount of $2.7 million to Healthcare Business Credit Corporation at an interest rate equal to the prime rate of interest in effect from time to time plus 2.5%. Principal of these term notes are payable in 36 equal monthly installments. The maturity date of such term notes is January 1, 2006.

3.	In August 2003, on or prior to the consummation of our initial public offering on August 22, 2003, we issued subordinated notes in the aggregate principal amount of $3,500,000 to Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P. in exchange for their consent to the initial public offering. The subordinated notes bore an interest rate of 4.0% per annum and were payable in five equal semi-annual principal payments beginning on June 30, 2004 and ending on June 30, 2006. Interest was payable quarterly every March 31, June 30, September 30 and December 31. The subordinated notes were prepaid on January 27, 2004 in the aggregate principal amount of $3,500,000 and accrued interest of $10,500.

4.	On December 31, 2003, in connection with our acquisition of Dockside Services, Inc., we issued two promissory subordinated notes, each in the principal amount of $500,000, to stockholders of Dockside Services, Inc. in partial consideration for the acquisition. These subordinated notes are payable in ten equal quarterly principal payment installments beginning April 1, 2005 through their maturity date of July 1, 2007, and they bear interest at a rate of 6% per annum, payable quarterly commencing April 1, 2004 through July 1, 2007.

5.	During 2003 we issued 390 shares of our common stock to employees and consultants upon exercise of options to purchase shares of our common stock granted pursuant to our 1997 stock option and incentive plan, at exercise prices ranging from $3.50 to $7.00 per share.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us. No underwriters were employed in any of the above transactions. The issuances of securities pursuant to our stock option and incentive plans were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to benefits plans and contracts relating to compensation. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Use of proceeds from initial public offering

On August 22, 2003, we completed an initial public offering of shares of our common stock. We sold 3,000,000 shares and selling stockholders sold 1,300,000 shares at an offering price of $12.00 per share. On September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold an additional 645,000 shares at an offering price of $12.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-106286) which was declared effective by the Securities and Exchange Commission on August 18, 2003. The managing underwriters for the offering were SunTrust Robinson Humphrey, Jefferies & Company, Inc. and Avondale Partners, LLC. As of December 31, 2003, we had incurred a total of $7.6 million in expenses in connection with the offering as follows:

Underwriting discounts and commissions	$3,062,000
Finder’s fees	—
Expenses paid to or for underwriters	—
Other expenses	4,522,000

Total	$7,584,000

Of the foregoing expenses an advisory fee in the aggregate amount of $1.0 million was paid to Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P., both of which are principal stockholders of Providence. Other than the advisory fee paid to Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P., none of the foregoing expenses were paid or are payable directly or indirectly to our directors, officers or holders of 10% or more of any class of our equity securities.

As of December 31, 2003, the net proceeds to us after deducting the total expenses described above amounted to $36.2 million.

Between August 22, 2003 and December 31, 2003, we used $19.2 million of the net proceeds of our offering to repay indebtedness under our credit facilities, we used approximately $1.1 million to pay accrued and unpaid dividends on our Series A, B, and D preferred stock, we invested $4.0 million in a Federal Home Loan Mortgage Corporation zero coupon bond that matures on July 15, 2004, we prepaid $820,000 of acquisition costs related to our acquisition of the remaining 50% interest in Rio Grande Management Co., Inc., a joint venture limited liability company, which we acquired on January 1, 2004 and we used $670,000 for general corporate purposes.

Subsequent to December 31, 2003, we used $3.4 million of the net proceeds of our offering and issued an aggregate of $1.0 million promissory notes payable to acquire 100% of the outstanding stock of Dockside Services, Inc., a for-profit provider of social services located in Indiana. This acquisition occurred on January 1, 2004. Furthermore, on January 27, 2004, we used $3.5 million to prepay all outstanding principal and accrued interest due pursuant to two subordinated notes to Eos Partners SBIC and Eos Partners SBIC II. These notes were issued to pay a consent fee to Eos Partners SBIC and Eos Partners SBIC II, the holders of our Series A preferred stock, Series B preferred stock and Series D preferred stock in connection with our initial public offering and pursuant to an amended stockholders agreement.

The remaining balance of $3.5 million will be held as cash and used for general corporate purposes, including potential acquisitions.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data, other financial data and other data. The selected financial data for the fiscal years ended June 30, 1999, 2000, 2001 and 2002, the six months ended December 31, 2002 and the year ended December 31, 2003 are derived from our audited consolidated financial statements. The selected consolidated financial data for the six months ended December 31, 2001 and for the twelve months ended December 31, 2002 are derived from our unaudited consolidated financial statements and include all adjustments, consisting of normal and recurring adjustments, that we considered necessary for a fair presentation of our financial position and results of operations as of and for such periods. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Fiscal year ended June 30,				Six months ended December 31,		Twelve months ended December 31, 2002	Fiscal year ended December 31, 2003
	1999	2000	2001	2002	2001	2002(1)
	(in thousands, except for per share data and “Other data”)
Statements of operations data:
Revenues:
Home and community based services	$12,548	$17,498	$24,572	$28,565	$13,435	$16,614	$31,745	$42,294
Foster care services	—	—	—	2,646	—	4,811	7,456	10,513
Management fees	130	142	98	1,616	364	1,315	2,567	6,469

Total revenues	12,678	17,640	24,670	32,827	13,799	22,740	41,768	59,276
Operating expenses:
Client service expense	12,064	16,647	21,619	27,848	12,151	20,145	35,842	45,373
General and administrative expense	1,216	1,609	1,780	2,869	1,045	2,496	4,319	6,120
Depreciation and amortization	255	237	364	480	138	361	704	904
Goodwill amortization	82	84	162	—	—	—	—	—

Total operating expenses	13,617	18,577	23,925	31,197	13,334	23,002	40,865	52,397

Operating income (loss)	(939)	(937)	745	1,630	465	(262)	903	6,879
Non-operating (income) expenses
Interest expense, net	62	158	336	755	133	837	1,460	1,562
Put warrant accretion	—	—	—	—	—	3,569	3,569	631
Write-off of deferred financing costs	—	—	—	—	—	—	—	412
Equity in earnings of unconsolidated affiliate	—	—	—	(214)	(97)	(129)	(247)	(64)

Income (loss) before income taxes	(1,001)	(1,095)	409	1,089	429	(4,539)	(3,879)	4,338
(Benefit) provision for income taxes	—	—	15	(254)	(127)	180	52	1,692

Net income (loss)	(1,001)	(1,095)	394	1,343	556	(4,719)	(3,931)	2,646
Preferred stock dividends	—	—	242	386	193	193	387	3,749

Net income (loss) available to common stockholders	$(1,001)	$(1,095)	$152	$957	$363	$(4,912)	$(4,318)	$(1,103)

	Fiscal year ended June 30,				Six months ended December 31,		Twelve months ended December 31, 2002	Fiscal year ended December 31, 2003
	1999	2000	2001	2002	2001	2002(1)
Net income (loss) per share data:
Diluted	$(0.60)	$(0.65)	$0.09	$0.35	$0.16	$(2.42)	$(2.19)	$(0.25)

Weighted average shares outstanding:
Diluted	1,672	1,672	1,672	3,496	3,180	2,029	1,970	4,432

Other financial data:
Managed entity revenue(2)	$1,272	$1,470	$2,238	$30,778	$9,485	$24,798	$46,092	$62,795

Other data(3):
States served	5	6	7	16	9	16	16	18
Locations	31	41	43	84	45	88	88	99
Employees	306	443	615	1,158	611	1,303	1,303	1,721
Direct	306	443	615	754	599	880	880	1,098
Managed	—	—	—	404	12	423	423	623
Contracts	41	50	61	155	95	158	158	202
Direct	41	50	61	108	91	111	111	134
Managed	—	—	—	47	4	47	47	68
Clients	2,360	3,069	3,697	10,785	8,492	10,730	10,730	13,371
Direct	2,360	3,069	3,697	3,763	3,713	4,375	4,375	5,729
Managed	—	—	—	7,022	4,779	6,355	6,355	7,642

	As of June 30,			As of December 31,
	2000	2001	2002	2002	2003
Balance sheet data:
Cash and cash equivalents	$411	$691	$761	$1,019	$15,004
Total assets (4)	6,630	7,947	24,045	24,794	53,288
Total current liabilities	3,470	4,647	8,879	9,384	7,316
Long-term obligations	1,048	793	11,003	10,831	2,239
Other liabilities	—	—	—	3,569	—
Mandatorily redeemable convertible preferred stock	4,830	5,073	5,459	5,652	—
Total stockholders’ equity (deficit)	(2,718)	(2,566)	(1,296)	(4,642)	43,733

(1)	In May 2003, we changed our fiscal year end from June 30 to December 31. As a result, the six months ended December 31, 2002 is presented as a transitional period.
(2)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we are responsible for substantially all of the business operations of these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size and depth of the operations under our direction and can help them understand trends in our management fee revenue.

(3)	“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities. “States served” includes the District of Columbia. “Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.
(4)	Includes our deposit with the sellers in December 2003 of the $820,000 cash purchase price associated with our January 1, 2004 acquisition of the remaining 50% interest in Rio Grande Management Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, entitled, “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “-Risk Factors” and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of December 31, 2003, we provide services directly and through the entities we manage to over 13,300 clients from 99 locations in 17 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and provider managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

Our industry is highly fragmented, competitive and dependent on government funding. We depend on our experience, financial strength and broad presence to compete vigorously in each service offering. Challenges for us include competing with local incumbent social services providers in some of the areas we seek to enter and, in rural areas where significant growth opportunities exist, finding and retaining qualified employees. We seek strategic acquisitions as one way to enter competitive markets.

Our business is highly dependent on our obtaining contracts with government sponsored entities. When we are awarded a contract to provide services, we may incur expenses such as leasing office space, purchasing office equipment and hiring personnel before we receive any contract payments, and, under some of the large contracts we are awarded, we are required to invest significant sums of money before receiving any contract payments. We are also required to recruit and hire qualified staff to perform the contracts. We strive to control these start-up costs by leveraging our existing infrastructure to maximize our resources and manage our growth effectively. However, with each contract we are awarded, we face the challenge of quickly and effectively building a client base to generate revenue to absorb these costs.

We consummated our initial public offering of common stock in August 2003. Prior to that event, our business was funded largely by venture capital and mezzanine investors. In conjunction with our initial public offering, we recognized certain expenses that should not recur in future periods. Moreover, certain expenses unique to our capitalization prior to our initial public offering are no longer recognized in our financial statements. Specifically, we no longer have outstanding any warrants or options to sell shares of stock back to us, thus we will no longer recognize put warrant accretion. Moreover, $412,000 of deferred financing costs from our mezzanine debt financings have been fully expensed upon repayment of our mezzanine indebtedness.

How we earn our revenue

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount. These revenues are presented in our financial statements as either revenues from home and community based services or foster care services. Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either a fixed amount per enrolled member or based upon a percentage of the revenue of the managed entity. These revenues are presented in our financial statements as management fees. Because we are responsible for substantially all of the business operations of these entities and our management fees are largely dependent upon their revenues, we also monitor for management purposes the revenues of our managed entities. We refer to the revenues of these entities as managed entity revenue. In addition, from time to time, we provide short-term consulting services to other social services organizations for which we receive consulting fees that are a fixed amount per contract. Any such consulting revenues are presented in our financial statements as management fees.

How we grow our business and evaluate our performance

Our business grows internally, through organic expansion into new markets and increases in the number of clients served pursuant to contracts we or our managed entities are awarded, and externally through acquisitions.

We typically pursue organic expansion into markets that are contiguous to our existing markets or where we believe we can quickly establish a significant presence. During 2003, we expanded organically in Florida, Texas, Delaware, Ohio, Oklahoma, Maine and Nebraska. When we expand organically, we typically have no clients or perform no management services in the market and are required to incur start-up costs, including the costs of space, required permits and initial personnel. These costs are expensed as incurred, and our new offices can be expected to lose money for a period of time while we are generating revenue from clients or management fees.

As an alternative to organic expansion, we pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Since 1997, through our acquisitions (described below), we have established a presence in Virginia, Florida, Illinois, Nebraska, Ohio and Tennessee. Having a presence in these market areas has, in turn, facilitated our organic expansion into Maine, certain markets in Florida, North Carolina and West Virginia. Unlike organic expansion, which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and, where debt is used, the risk of leverage in expanding through acquisitions.

In all our markets, we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served, as that particular metric is the key driver of our revenue growth. We also focus on the number of employees, as that is our most important variable cost and the key to our management of our margins.

Acquisitions

Since we were formed, we have completed the following significant acquisitions:

•	On February 5, 1997, we issued shares of our common stock to acquire all of the outstanding stock of Parents and Children Together, Inc., referred to as PACT. PACT is our Tucson, Arizona-based provider of home and school based services to youth and their families. The acquisition of PACT was consummated shortly after our company was formed and was the genesis of our home and community based services.

•	On November 26, 1997, we acquired all of the outstanding stock of Family Preservation Services, Inc., referred to as FPS, for a combination of cash, notes and stock totaling $3.1 million, which acquisition price was subsequently reduced to $2.1 million on March 25, 1999. FPS is our Virginia-based provider of home based services for children. The acquisition provided us with a presence in the eastern United States in the rapidly expanding home based counseling field. From six Virginia locations, we expanded FPS geographically to 19 additional Virginia locations and into Maine, Florida, North Carolina and West Virginia. In connection with the transaction, we also acquired the rights to a management agreement with Family Preservation Services of South Carolina, Inc., a not-for-profit social services organization.

•	On March 1, 2002, we acquired all of the outstanding stock of Camelot Care Corporation, referred to as Camelot, for a combination of cash, notes and stock totaling $10.6 million. Camelot provides foster care services for youth. In connection with the transaction, we also acquired the rights to a management agreement with Camelot Community Care, Inc., a not-for-profit social services organization. From locations in Florida, Illinois, Indiana, Nebraska, Ohio and Tennessee, Camelot provided foster care services to approximately 1,700 children at the time of the acquisition. Subsequent to the acquisition, we have opened foster care services in other states where we were previously providing only home and community based services.

•	On January 9, 2003, we acquired all of the outstanding stock of Cypress Management Services, Inc., referred to as Cypress, for a combination of cash, notes and stock totaling approximately $4.9 million. In connection with the transaction, we also acquired the right to a management agreement with Intervention Services, Inc., a not-for-profit social services organization that provides home based and foster care services.

•	Effective January 1, 2004, we acquired all of the outstanding stock of Dockside Services, Inc., an Indiana based provider of youth services in Indiana and Michigan, for a purchase price comprised of cash in the amount of $3.4 million and notes in the aggregate principal amount of $1.0 million.

We continue to selectively identify and pursue attractive acquisition opportunities, and have developed and are currently evaluating a pipeline of potential acquisition candidates. There are no assurances, however, that we will complete acquisitions in the future.

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

Revenue recognition

We recognize revenue at the time services are rendered at the amounts stated in our contracts and when the collection of these amounts is considered to be probable.

At times we may receive funding for certain services in advance of services actually being rendered. These amounts are reflected in the accompanying consolidated balance sheets as deferred revenues until the actual services are rendered.

As services are rendered, documentation is prepared describing each service, time spent, and billing code under each contract to determine and support the value of each service provided. This documentation is used as a basis for billing under our contracts. The billing process and documentation submitted under our contracts varies among our payers. The timing, amount and collection of our revenues under these contracts are dependent, to a great extent, upon our ability to comply with the various billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to us under a contract or result in adjustments to amounts originally due under a contract.

The performance of our contracts is subject to the condition that sufficient funds are appropriated, authorized and allocated by each state, city or other local government. If sufficient appropriations, authorizations and allocations are not provided by the respective state, city or other local government, we are at risk of immediate termination or renegotiation of the financial terms of our contract. See “—Liquidity and capital resources—Management agreements.”

Fee-for-service contracts. Revenues related to services provided pursuant to fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 76% and 71% of our revenue for the twelve months ended December 31, 2002 and the fiscal year ended December 31, 2003, respectively.

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

Prior to July 1, 2003, expenses under our case rate contract from time to time exceeded the contracted revenue amounts primarily because of increases in the number of referrals requiring out-of-home placements and increases in the amount of services we were required to purchase from other providers, such as pharmacy and in- patient mental health care, over those estimated when the contract was originally negotiated. However, we successfully negotiated a 46% increase in our annual contract rate under this contract effective as of July 1, 2003, as a result of which our costs have not exceeded, and we do not anticipate that our costs under the contract will again exceed, our fees based on our current service offerings. However, it is possible that we could be required to provide additional services under the contract that could, if the costs were significant, potentially cause us to once again have to rely on the payer’s voluntary excess cost reimbursements.

Our ability to manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services impacts the amount and timing of revenue, if any, we recognize in excess of agreed upon contracted revenue amounts. For the twelve months ended December 31, 2002 and the fiscal year ended December 31, 2003, we incurred costs of $7.5 million and $10.6 million relating to our case rate contract and recognized revenues relating to our case rate contract of $7.2 million and $10.9 million, of which $882,000 and $1.5 million represented amounts we received in excess of our contracted monthly rate amounts. Our revenues under this contract represented 17% and 18% of our total revenues for these same periods.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations pursuant to which we provide the day-to-day management for these organizations. In exchange for our services, we receive a management fee that is either a fixed amount per enrolled member or based on a percentage of the revenues of these organizations. Management fees earned pursuant to our management agreements represented approximately 6% and 11% of our revenue for the twelve months ended December 31, 2002 and the fiscal year ended December 31, 2003, respectively.

We recognize management fee revenues from our management agreements as such amounts are earned, as defined by the respective management agreement, and collection of such amount is considered probable. We assess the likelihood of whether any of our management fee revenues may need to be returned to help our managed entities fund their working capital needs over the average duration of the entities’ existing contracts with their customers. If the likelihood is other than remote, we will defer the recognition of all or a portion of the management fees received. To the extent that we choose to defer management fees as a means of funding any of our managed entities’ losses from operations, such amounts are recorded as a reduction of management fee revenues and are not recognized as management fee revenues until they are ultimately collected from the operating income of the not-for-profit entities.

Consulting agreements. We have, commencing in December 2003, entered into consulting agreements with other entities that provide government sponsored social services, to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services, and we may continue such practice, on a small scale, in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements range in duration from one month to four months and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Management fees earned pursuant to our consulting agreements represented less than 1% of our revenue for the fiscal year ended December 31, 2003.

The costs associated with generating our management fee revenues are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, which requires that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. We believe our revenue recognition principles are consistent with the guidance set forth in SAB 101.

Allowance for doubtful accounts receivable

We evaluate the collectibility of our accounts receivable on a monthly basis. We determine the appropriate allowance for doubtful accounts based upon specific identification of individual accounts and review of aging trends. Any account receivable older than 365 days is automatically deemed uncollectible. See “—Liquidity and capital resources—Management agreements.”

In circumstances where we are aware of a specific payer’s inability to meet its financial obligation to us, we record a specific addition to our allowance for doubtful accounts to reduce the net recognized receivable to the amount we reasonably expect to collect. If the financial condition of our payers were to deteriorate, further additions to our allowance for doubtful accounts may be required. Our write-off experience for the twelve months ended December 31, 2002 and the fiscal year ended December 31, 2003 was less than 1% of revenue.

Accounting for business combinations

Goodwill and intangible assets represent the excess of consideration given over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, including goodwill and other intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, on July 1, 2001, which discontinued the amortization of goodwill and indefinite life intangibles and requires an annual test of impairment based on a comparison of fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of numerous subjective projections, estimates and assumptions as to the future performance of the operations. Our determination of fair value for purposes of our impairment analysis is based on a multiple of cash flows.

Actual results could differ from projections resulting in a revision of our assumptions and, if required, recognizing an impairment loss. Under SFAS No. 142, we are required to analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair value. We completed a transitional goodwill impairment test upon the adoption of SFAS No. 142 as of July 1, 2001 and determined that the adoption of this provision of the new rules had no impact on our consolidated financial statements. We test for goodwill impairment as of our fiscal year end. As such, we performed the first annual impairment test as of June 30, 2002 and again as of December 31, 2003 pursuant to a change in our fiscal year end from June 30 to December 31. The results of these tests determined there was no goodwill impairment.

Accounting for management agreement relationships

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit social services organizations pursuant to which we provide them with business development, administrative, program and management services. These organizations contract directly or indirectly with state and local agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors.

Our management agreements with these not-for-profit organizations:

•	require us to provide day-to-day management, accounting, advisory, supportive, consultative, and administrative services to these organizations;

•	require us to provide the necessary resources to effectively manage the business and services of the not-for-profit organizations;

•	require that we hire, supervise and terminate personnel, review existing personnel policies and assist in adopting and implementing progressive personnel policies such as employee enrichment programs; and

•	compensate us with a management fee for the services provided under these management agreements.

The accounting for our relationships with these organizations is based on a number of judgments regarding certain facts related to the control of these organizations and the terms of our management agreements. Any significant changes in the facts for which these judgments are based could have a significant impact on our accounting for these relationships. We have concluded that our management agreements do not meet the provisions of Emerging Issues Task Force 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain other Entities with Consolidated Management Agreements,” or the provisions of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” thus the operations of these organizations are not consolidated with our operations.

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Year ended June 30,		Six months ended December 31,		Twelve months ended December 31, 2002	Fiscal year ended December 31, 2003
	2001	2002	2001	2002
Revenues:
Home and community based services	99.6%	87.0%	97.4%	73.1%	76.0%	71.4%
Foster care services	—	8.1	—	21.1	17.9	17.7
Management fees	0.4	4.9	2.6	5.8	6.1	10.9

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	87.6	84.8	88.1	88.6	85.8	76.6
General and administrative expense	7.2	8.7	7.6	11.0	10.3	10.3
Depreciation and amortization	1.5	1.5	1.0	1.6	1.7	1.5
Goodwill amortization	0.7	—	—	—	—	—

Total operating expenses	97.0	95.0	96.7	101.2	97.8	88.4

Operating income (loss)	3.0	5.0	3.3	(1.2)	2.2	11.6

Non-operating (income) expense:
Interest expense, net	1.3	2.3	1.0	3.7	3.5	2.6
Put warrant accretion	—	—	—	15.7	8.5	1.1
Write-off of deferred financing costs	—	—	—	—	—	0.7
Equity in earnings of unconsolidated affiliate	—	(0.7)	(0.7)	(0.6)	(0.6)	(0.1)

Income (loss) before income taxes	1.7	3.4	3.0	(20.0)	(9.2)	7.3
(Benefit) provision for income taxes	0.1	(0.8)	(0.9)	0.8	0.2	2.8

Net income (loss)	1.6%	4.2%	3.9%	(20.8)%	(9.4)%	4.5%

Fiscal year ended December 31, 2003 compared to unaudited twelve month period ended December 31, 2002

Revenues

The following table sets forth our revenues by service offering for the years ended December 31, 2002 and 2003.

	Year ended December 31,		Percent change
	2002	2003
Home and community based services	$31,744,454	$42,293,856	33.2%
Foster care services	7,456,238	10,513,100	41.0%
Management fee	2,567,092	6,469,206	152.0%

Total revenue	$41,767,784	$59,276,162	41.9%

Home and community based services. Contributing to the overall increase in total revenue year over year, our home and community based services provided additional revenue of approximately $10.5 million in fiscal 2003 (which represented 60.3% of the increase) as compared to the twelve months ended December 31, 2002. We experienced a net increase of 1,277 new home and community based clients in fiscal 2003, with increases at our existing locations and as a result of the new locations that we opened in fiscal 2003 in Delaware, Florida, Oklahoma, Maine, Texas and the District of Columbia. This increase in the number of clients accounted for $8.4 million of the increase in our home and community based services revenue in fiscal 2003. In addition, during 2003, we generated higher rates for previously under-provided services in certain markets as we successfully positioned ourselves as the provider of choice. These rate increases accounted for $1.6 million of the increased home and community based services revenue in fiscal 2003. Further, we successfully negotiated and received an annual contract rate increase of 46% related to our case rate contract in Arizona. This rate increase was effective July 1, 2003 and accounted for an additional $1.4 million of our increased home and community based services revenue in fiscal 2003.

In January 2004, we consummated the acquisition of Dockside Services, Inc., from which we expect to add approximately $2.4 million of home and community based revenue for the year ending December 31, 2004. We added 193 clients as a result of this acquisition and also positioned ourselves for cross selling of foster care services and expansion into other markets in the states of Indiana and Michigan. In addition, we have been awarded contracts to perform home and community based services in Gainsville, Fort Pierce and West Palm Beach, Florida, which we expect will collectively add approximately $9.5 million of annual revenue once the contracts are fully operational, with an estimated $4.0 million contribution to home and community based revenue in 2004.

Foster care services. Foster care services revenue contributed an additional $3.1 million to total revenue in fiscal 2003 compared to the twelve months ended December 31, 2002. Of this increase, $1.5 million was attributable to the inclusion of twelve full months of revenue pursuant to Camelot foster care contracts in fiscal 2003 compared to ten months of revenue in the previous twelve months, as the Camelot acquisition was consummated in March 2002. Substantially all of the remaining $1.6 million of increased foster care revenue resulted from our commencement of operations in Delaware, organic growth in Camelot’s historical markets and cross selling efforts in our traditional home and community based markets. During this twelve month period, we increased the number of foster care clients from 297 at December 31, 2002 to 374 at December 31, 2003. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on expanding our foster care services to existing strategic geographic areas.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $62.8 million in fiscal 2003 compared to $46.1 million in the prior twelve months. Management fee revenue as a percentage of managed entity revenue increased to 10.3% in fiscal 2003 compared to 5.6% in the prior twelve months. In connection with the acquisition of Cypress in January 2003 and Camelot in March 2002, we acquired the rights to management agreements with Intervention Services, Inc. and Camelot Community Care, Inc. Both organizations are not-for-profit social services organizations. Under these agreements, we are entitled to compensation for management services rendered equal to a percentage of the respective entity’s total revenue. These entities generated an additional $17.4 million in managed entity revenue in the fiscal year ended December 31, 2003 as compared to the twelve months ended December 31, 2002 and accounted for an increase in our management fee revenue of $2.2 million in the same period. Effective July 1, 2003, our management agreements with our managed entities were amended to reflect a higher fee percentage. The combined effects of business growth and a higher management fee percentage yielded approximately $577,000 in additional management fee revenue in fiscal 2003. Furthermore, we received aggregate management fee bonuses of $844,000 from Intervention Services, Inc., Camelot Community Care, Inc. and Family Preservation Services of South Carolina, Inc. in fiscal 2003. Effective July 1, 2003, when these management agreements were amended in connection with the renegotiation of our fee arrangement with these entities, the bonus provision was removed.

In February 2004, we began to manage the provision of services in the Fort Myers, Florida market by Camelot Community Care, Inc. pursuant to a contract awarded to it by the State of Florida. This contract provides for $22.0 million of annual payments to Camelot Community Care, and our management fee is 10% of such revenue. Accordingly, we expect $1.9 million of incremental management fee revenue in 2004 as a result of this contract. The contract pursuant to which Camelot Community Care will provide these services expires June 30, 2008. We anticipate that we will have other opportunities in 2004 to enter into management relationships within the State of Florida as a result of Florida’s Community Based Care Initiative.

Operating expenses

Client service expense. Client service expense includes the following for the years ended December 31, 2002 and 2003:

	Year ended December 31,		Percent change
	2002	2003
Payroll and related costs	$23,940,257	$31,886,567	33.2%
Purchased services	6,587,402	8,214,143	24.7%
Other operating expenses	4,445,049	5,183,292	16.6%
Stock based compensation	868,818	89,172	-89.7%

Total client service expense	$35,841,526	$45,373,174	26.6%

• Payroll and related costs. To service our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase at a high rate. As a result of our growth, our payroll and related costs increased in fiscal 2003 as we added 187 new direct care providers, administrative staff and contracted employees. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to maximize the quality of service we provide while controlling the payroll and related costs to provide these services. Determining our staffing needs may not coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to acquiring new contracts. Alternatively, we may lag behind increases in client referrals and revenue as we may have difficulty recruiting employees to staff our contracts. In addition, acquisitions will cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense decreased from 57.3% in the twelve months ended December 31, 2002 to 53.8% in fiscal 2003 primarily due to an increase in our revenue growth rate from both organic growth and acquisitions.

• Purchased services. Increases in foster parent payments (resulting from an increase in the number of foster care clients) and an increase in the number of referrals requiring pharmacy, out-of-home placement and support services accounted for the increase in purchased services in fiscal 2003. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we cannot control the number of referrals requiring out-of-home placement and support services we receive from period to period under our case rate contract. Despite the increase in purchased services in fiscal 2003, as a percentage of revenue, purchased services decreased from 15.8% in the twelve months ended December 31, 2002 to 13.9% in fiscal 2003. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services during fiscal 2003.

• Other operating expenses. As a result of our growth during fiscal 2003, we added new locations in Delaware, Florida, Oklahoma, Maine, Texas and the District of Columbia that resulted in an increase in other operating expenses for that period when compared to the twelve months ended December 31, 2002. Notwithstanding the increase in other operating expenses, our revenue growth rate from both organic growth and acquisitions resulted in a decrease in other operating expenses as a percentage of revenue from 10.6% in the twelve months ended December 31, 2002 to 8.7% in fiscal 2003.

• Stock based compensation. Stock based compensation of $869,000 in the twelve months ended December 31, 2002 and $89,000 in fiscal 2003 represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options. During the earlier period, certain employees were granted stock at prices that were less than the estimated fair value of our common stock on the date such stock was granted, which resulted in a stock based compensation expense of $780,000. No such stock grants were made in fiscal 2003.

General and administrative expense.

Year ended December 31,		Percent change
2002	2003
$4,319,505	$6,119,990	41.7%

Increased accounting and legal fees, information systems improvements, directors and officers insurance and the addition of corporate staff to adequately support our growth and provide services under our management agreements accounted for the increase of $2.0 million of corporate administrative expenses in fiscal 2003. Also contributing to the increase in general and administrative expense were stockholder relations costs such as costs associated with meetings and presentations to investors and with public relations efforts as well as professional fees relating to increased services provided for Securities and Exchange Commission filings and report reviews. Furthermore, as a result of our growth in fiscal 2003, rent and facilities management increased $441,000. Partially offsetting the increase in general and administrative expense in fiscal 2003 was a decrease in stock based compensation of $612,000 related to the vesting of stock options granted to certain executives and employees at exercise prices less than the estimated fair value of our common stock on the date such options were granted. In the twelve months ended December 31, 2002, certain employees were granted stock at prices that were less than the estimated fair value of our common stock on the date such stock was granted. No such grants of stock were made in fiscal 2003. As a percentage of revenue, general and administrative expense remained constant at 10.3% from period to period.

Depreciation and amortization.

Year ended December 31,		Percent change
2002	2003
$704,037	$903,617	28.3%

In connection with our growth in fiscal 2003, we added new software and computer equipment that resulted in higher depreciation expense during fiscal 2003. In addition, amortization expense increased $150,000 during the fiscal year 2003 related to the amortization of a $300,000 non-compete agreement that will be amortized over two years. We and Cypress entered into this agreement in January 2003. As a percentage of revenues, depreciation and amortization expense remained fairly constant from period to period, decreasing from 1.7% for the twelve months ended December 31, 2002 to 1.5% for fiscal 2003.

Non-operating (income) expense

Interest expense, net. Due to a higher level of debt for most of fiscal 2003, interest expense increased in fiscal 2003 as compared to the twelve months ended December 31, 2002. Upon consummation of our initial public offering on August 22, 2003, we repaid all of the amounts that were due under our loan and security agreements with Healthcare Business Credit Corporation and our mezzanine lenders. This repayment of principal and accrued interest partially offset the increase in interest expense for fiscal 2003. As a percentage of revenue, interest expense from period to period decreased from 3.5% in the twelve months ended December 31, 2002 to 2.6% in fiscal 2003 primarily due to the reduction of our debt and substantial revenue growth rate.

Put warrant accretion. Put warrant accretion represents the change in the estimated fair value of our put warrant obligation. Our obligation related to this put warrant was settled in connection with our initial public offering.

Write-off of deferred financing costs. We repaid and extinguished our loan and security agreement with our mezzanine lenders upon consummation of our initial public offering in August 2003. As a result, in fiscal 2003, we wrote off $412,000 in deferred financing costs related to this financing that were being amortized over the life of the agreement.

Provision for income taxes

Our estimated effective income tax rate for fiscal 2003 differed from the federal statutory rate primarily due to the changes in our estimate for our valuation allowance related to our deferred tax assets and state income taxes and the tax treatment for the put warrant accretion. For the twelve months ended December 31, 2002, the effective income tax rate differed from the federal statutory rate due to the tax treatment for the put warrant accretion and stock based compensation expense.

Six months ended December 31, 2002 compared to unaudited six months ended December 31, 2001

Revenues

The following table sets forth our revenues by service offering for the six months ended December 31, 2001 and 2002, respectively.

	Six months ended December 31,		Percent change
	2001	2002
Home and community based services	$13,434,647	$16,614,244	23.7%
Foster care services	—	4,810,360
Management fee	364,000	1,314,930	261.2%

Total revenue	$13,798,647	$22,739,534	64.8%

Home and community based services. Of the total increase in revenues period to period, our home and community based services contributed additional revenue of approximately $3.2 million or 36% of the total increase for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001, due to client census increases in existing and new locations. The number of locations within Virginia, Florida, West Virginia and Maine from which we provided services grew from 31 locations in December 2001 to 38 locations in December 2002. As a result, we served 1,687 clients in December 2002 as compared to 1,691 clients in December 2001. The small net decrease in clients was the result of our election to terminate eight small and unprofitable or marginally profitable contracts in Florida, which resulted in a net decrease in our Florida clients to 468 clients in December 2002 from 710 clients in December 2001. This client decrease in Florida was offset by the increase in the number of clients we served in Virginia, West Virginia and Maine. In December 2002, we served 970 clients in Virginia as compared with 900 clients in December 2001. In December 2002, we served 136 clients in West Virginia as compared with 10 clients in December 2001, and, in December 2002, we served 113 clients in Maine as compared with 71 clients in December 2001.

Foster care services. The acquisition of Camelot in March 2002 added $4.8 million in foster care services revenue in the six months ended December 31, 2002 compared to no revenue from such services in the comparable period in 2001. This acquisition enhanced our capability to deliver foster care services, expanded our reach into three new states, and accounted for approximately 53.8% of our growth in revenue in the latter period.

Management fees. Managed entity revenue increased to $24.8 million for the six months ended December 31, 2002 compared to $9.5 million for the six months ended December 31, 2001. In connection with the acquisition of Camelot, we acquired the rights to a management agreement with Camelot Community Care, Inc., a not-for-profit social services organization. Pursuant to this management agreement, we are entitled to compensation for management services rendered equal to a percentage of the entity’s total revenue. Camelot Community Care, Inc. generated $10.6 million in managed entity revenue in the six months ended December 31, 2002 and, as a result, our management fee revenue increased $951,000 in the same period. Management fee revenue as a percentage of managed entity revenue was 5.2% for the six months ended December 31, 2002 and 3.8% for the six months ended December 31, 2001.

Operating expenses

Client service expense. Client service expense includes the following for the six months ended December 31, 2001 and 2002:

	Six months ended December 31,		Percent change
	2001	2002
Payroll and related costs	$9,008,225	$13,019,661	44.5%
Purchased services	1,709,163	3,878,242	126.9%
Other operating expenses	1,434,162	2,378,392	65.8%
Stock based compensation	—	868,818

Total client service expense	$12,151,550	$20,145,113	65.8%

• Payroll and related costs. The increase in payroll and related costs resulted primarily from the acquisition of Camelot and the addition of new locations. Approximately 135 direct care providers, administrative staff and contract employees were added with the acquisition of Camelot at a cost of $2.6 million. In addition, during the six months ended December 31, 2002 we added 160 new employees in nine new locations, which accounted for approximately $1.4 million in payroll and related benefit costs to service our growth. As a percentage of revenues, payroll and related costs decreased from 65.3% for the six months ended December 31, 2001 to 57.3% for the six months ended December 31, 2002 primarily due to the increase in our foster care business, which outsources a significant portion of its costs to outside providers.

• Purchased services. We outsource a significant portion of our foster care services costs. Foster care services outsourced in the six months ended December 31, 2002 totaled approximately $1.5 million. Other purchased services such as pharmacy, out-of-home placements, and support services accounted for an additional $706,000 increase in purchased services costs. These costs are impacted by our ability to successfully intervene in crisis situations to prevent hospital admissions and may increase or decrease significantly as the number of referrals requiring out-of-home placement increase or decrease. Increases in our foster care services produced a 4.7% increase in purchased services as a percentage of revenue from 12.4% for the six months ended December 31, 2001 to 17.1% for the same period in 2002.

• Other operating expenses. With the acquisition of Camelot, which resulted in the addition of three new states and approximately 135 new employees, we added $944,000 of additional other operating expenses.

• Stock based compensation. Stock based compensation of $869,000 for the six months ended December 31, 2002 represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options.

General and administrative expense.

Six months ended December 31,		Percent change
2001	2002
$1,044,481	$2,495,359	138.9%

As a result of our growth in the six months ended December 31, 2002, rent and facilities management increased $339,000. Furthermore, increased accounting and legal fees and the addition of corporate staff to adequately support our growth resulted in additional corporate administrative expenses of $415,000 in the same period. The remaining increase was due to stock based compensation of $697,000 which represents stock and stock options granted to certain executives and employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options. Stock based compensation expenses produced the increase in general and administrative expense as a percentage of revenue in the six months ended December 31, 2002.

Depreciation and amortization.

Six months ended December 31,		Percent change
2001	2002
$137,924	$361,328	162.0%

The increase in depreciation and amortization was due to the acquisition of Camelot. Depreciation and amortization was less than 2.0% of revenues.

Non-operating (income) expense

Interest expense, net. An increase in our borrowings related to the acquisition of Camelot led to an increase in interest expense for the six months ended December 31, 2002 as compared to the similar prior year period.

Put warrant accretion. Put warrant accretion for the six months ended December 31, 2002 represented the change during such period in the estimated fair value of our put warrant obligation.

Provision for income taxes

The provision (benefit) for income taxes is based on our estimated annual effective income tax rate for the full fiscal year. Our estimated effective income tax rate differs from the federal statutory rate primarily due to the changes in our estimate for our valuation allowance related to our deferred tax assets and state income taxes and the tax treatment of the put warrant accretion and stock compensation.

Fiscal year ended June 30, 2002 compared to fiscal year ended June 30, 2001

Revenues

The following table sets forth our revenues by service offering for the fiscal years ended June 30, 2001 and 2002.

	Year ended June 30,		Percent change
	2001	2002
Home and community based services	$24,571,750	$28,564,857	16.3%
Foster care services	—	2,645,878
Management fee	98,566	1,616,162	1,539.7%

Total revenue	$24,670,316	$32,826,897	33.1%

Home and community based services. Of the total increase in revenues year over year, our home and community based services provided additional revenue of approximately $4.0 million or 49% of the total increase primarily due to volume increases in existing and new locations. The number of locations from which we provided services grew from 30 locations within Virginia, Florida and Maine in June 2001 to 36 locations within Virginia, Florida, West Virginia and Maine in June 2002. As a result, we served 1,554 clients in the month of June 2002 in Virginia, Florida, West Virginia and Maine, as compared with 1,372 clients within Virginia, Florida and Maine in June 2001.

Foster care services. The acquisition of Camelot in March 2002 provided $2.6 million in foster care services revenue in fiscal 2002. This acquisition enhanced our capability to deliver foster care services, expanded our reach into six new states, and accounted for approximately 32.4% of our growth in revenue.

Management fees. Managed entity revenue increased to $30.8 million for the year ended June 30, 2002 from $2.2 million for the year ended June 30, 2001. As a result, our management fee revenue increased $1.5 million in the same period. With the formation of our Rio Grande Management joint venture, effective September 2001, and the acquisition of Camelot, effective March 2002, we obtained the rights to their management agreements with the not-for-profit social services organizations, Rio Grande Behavioral Health Services, Inc. and Camelot Community Care, Inc. Under the management agreement with Rio Grande Behavioral Health Services, we are entitled to compensation for management services rendered equal to a fixed amount per enrolled member. Under the Camelot Community Care management agreement, we are entitled to compensation equal to a percentage of the respective entity’s total revenue.

Management fee revenue as a percentage of managed entity revenue increased to 5.2% from 4.5% for the year ended June 30, 2002 over the year ended June 30, 2001. In the year ended June 30, 2001, we provided management services pursuant to a management agreement with Family Preservation Services of South Carolina, Inc. for a flat fee. In the year ended June 30, 2002, we revised our management agreement with Family Preservation Services of South Carolina to provide that we receive a percentage of the revenue of Family Preservation Services of South Carolina in exchange for management services. In addition, during the year ended June 30, 2002, we entered into management agreements with Rio Grande Behavioral Health Services and Camelot Community Care pursuant to which we receive management fees, as described above, in exchange for management services as described above. These percentage management fee arrangements resulted in the increase in our management fee revenue as a percentage of the managed entity revenue.

Operating expenses

Client service expense. Client service expense includes the following for the fiscal years ended June 30, 2001 and 2002:

	Year ended June 30,		Percent change
	2001	2002
Payroll and related costs	$16,398,626	$19,928,821	21.5%
Purchased services	2,833,798	4,418,323	55.9%
Other operating expenses	2,386,851	3,500,820	46.7%

Total client service expense	$21,619,275	$27,847,964	28.8%

• Payroll and related costs. Payroll and related costs increased in fiscal 2002 as a result of the acquisition of Camelot and the addition of new locations. Approximately 135 direct care providers administrative staff and contracted employees were added with the acquisition of Camelot at a cost of $1.7 million. Excluding costs related to the acquisition of Camelot in fiscal 2002, payroll and related costs increased approximately $1.8 million, which was directly related to our $3.1 million increase in revenue. As a percentage of revenues, payroll and related costs decreased from 66.4% in fiscal 2001 to 60.7% in fiscal 2002 primarily due to the increase in our foster care business that outsources a significant portion of its costs to outside providers.

• Purchased services. We outsource a significant portion of our foster care services costs. The cost of outsourced foster care services in fiscal 2002 amounted to approximately $728,000. There were no such costs during the year ended June 30, 2001. Other purchased services such as pharmacy, out-of-home placements, and support services accounted for an increase of $857,000 in purchased service costs. These costs are impacted by our ability to successfully intervene in crisis situations to prevent hospital admissions and may increase or decrease significantly as the number of referrals requiring out-of-home placement increase or decrease. Increases in our foster care services produced a 2% increase in purchased services as a percentage of revenue from 11.5% in fiscal 2001 to 13.5% in fiscal 2002.

• Other operating expenses. As a result of the acquisition of Camelot, we added approximately $683,000 in operating expenses. Excluding costs related to the acquisition of Camelot, we added another $430,000 in operating expenses related to the addition of new locations in Virginia, Florida, West Virginia, Texas and Maine in the year ended June 30, 2002. Due to start up costs associated with the expansion of our operations, other operating expense as a percentage of revenues increased from 9.7% in fiscal 2001 to 10.7% in fiscal 2002.

General and administrative expense.

Year ended June 30,		Percent change
2001	2002
$1,779,714	$2,868,626	61.2%

As a result of our growth in fiscal 2002, rent and facilities management increased $397,000. In addition, increased accounting and legal fees and the addition of corporate staff to adequately support our growth resulted in additional corporate administrative expenses of $692,000 over those in fiscal 2001. Increases in corporate administrative expenses outpaced growth in revenue in fiscal 2002 and resulted in a higher percentage of revenue as compared to the prior fiscal year.

Depreciation and amortization.

Year ended June 30,		Percent change
2001	2002
$365,107	$480,633	31.6%

Depreciation and amortization in fiscal 2002 increased over that in fiscal 2001 primarily due to the acquisition of Camelot, but remained constant as a percentage of revenue at 1.5% from period to period.

Interest expense, net

An increase in our borrowings related to the acquisition of Camelot resulted in an increase in interest expense for fiscal 2002 as compared to the prior fiscal year.

Provision (benefit) for income taxes

A benefit for income taxes of $254,000 was recognized in fiscal 2002 compared to a provision for income taxes of $15,000 in fiscal 2001. The benefit recognized in fiscal 2002 resulted primarily from a reduction in our valuation allowance for deferred income taxes based on our expected taxable earnings in fiscal 2003. The provision for income taxes in fiscal 2001 consisted primarily of state income taxes.

The provision for income taxes differs from the amount computed by applying the federal statutory rate primarily due to the change in the valuation allowance provided for our net deferred tax assets and state income taxes.

At December 31, 2002, we had net operating loss carryforwards of approximately $8.5 million for federal income tax purposes that expire in years 2012 through 2021. As a result of the changes in our ownership in prior years and the acquisition of Camelot in March 2002, the future use of these net operating losses may be limited.

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2003. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

Supplemental quarterly financial data

	Quarter ended
	March 31, 2002		June 30, 2002		September 30, 2002	December 31, 2002
Revenues	$8,332,186		$10,696,064		$11,137,124	$11,602,410
Operating income	373,535		791,447		860,973	(1,123,239)
Net income (loss)	309,170		478,759		409,638	(5,129,116	)(2)
Net income (loss) available to common stockholders	212,570		382,159		313,038	(5,225,716)
Earnings per share:
Basic	$0.12		$0.19		$0.15	$(2.58)
Diluted	$0.08		$0.11		$0.08	$(2.58)
Managed entity revenue (1)	$9,027,614		$12,266,214		$12,570,831	$12,227,524
Management fees	$600,107		$652,055		$653,490	$661,440

	Quarter ended
	March 31, 2003		June 30, 2003		September 30, 2003	December 31, 2003
Revenues	$13,413,951	(3)	$14,680,314	(4)	$14,834,168	$16,347,729
Operating income	1,431,725		1,718,491		1,690,456	2,038,709
Net income	585,591		751,966		167,350	1,141,248
Net income (loss) available to common stockholders	488,991		655,366		(3,388,464)	1,141,248
Earnings per share:
Basic	$0.22		$0.30		$(0.70)	$0.13
Diluted	$0.12		$0.14		$(0.70)	$0.13
Managed entity revenue (1)	$14,755,357		$15,522,678		$15,479,499	$17,036,983
Management fees	$1,359,262		$1,500,108		$1,537,097	$2,072,739

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we are responsible for substantially all of the business operations of these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size and depth of the operations under our direction and can help them understand trends in our management fee revenue.
(2)	Net loss for the quarter ended December 31, 2002 included non-cash stock compensation expense of $1.6 million and put warrant accretion of $3.6 million.
(3)	The acquisition of Cypress on January 9, 2003 contributed additional revenue of $457,000 for the quarter ended March 31, 2003.
(4)	Revenues for the quarter ended June 30, 2003 include $1.0 million for cost reimbursements under our case rate contract.

Liquidity and capital resources

On August 22, 2003, we consummated our initial public offering of common stock at which time we generated net proceeds of $29.0 million and on September 10, 2003, as a result of the underwriters’ exercise of their over-allotment option, we generated additional net proceeds of $7.2 million, for a total of $36.2 million in net proceeds from that offering.

Our balance of cash and cash equivalents was $15.0 million at December 31, 2003, up from $1.0 million at December 31, 2002. At December 31, 2003, our debt was $3.6 million compared to $14.3 million at December 31, 2002.

Cash flows

Operating activities. Net cash provided by operating activities totaled $255,000 for the fiscal year ended December 31, 2003. During fiscal 2003, we had net income of $2.6 million, which included non-cash charges to earnings for the accretion in the value of our put warrant obligation of $631,000, depreciation and amortization expense of $970,000, deferred income taxes of $815,000, write-off of deferred financing costs of $412,000 due to the retirement of debt, and stock based compensation expense of $175,000. In addition, net income included equity in earnings of an unconsolidated affiliate of $64,000. Net cash provided by operations decreased as a result of an increase in accounts receivable totaling $3.0 million, primarily due to increases in our revenue for the fiscal year ended December 31, 2003. Due to an increase in revenues of the entities we manage and an increase in the management fee rates we charge these entities, our management fees receivable increased $1.5 million, which further reduced our net cash provided by operations in 2003. Other assets and prepaid expenses increased by $515,000 in 2003 as a result of increases in other receivables of $200,000 relating to the three consulting agreements we entered into in December 2003, increases in deposits made of $200,000 pursuant to certain contracts we entered into during 2003 and increases in our directors and officers insurance of $155,000, slightly offset by a net decrease in other prepaids, deposits and assets of $40,000. Finally, we used proceeds from our initial public offering to pay outstanding payables that led to a decrease in accounts payable of $618,000 in 2003. Partially offsetting decreases in cash provided by operations was an increase in accrued expenses of $283,000 million due to increases in our accrued income tax liability of $391,000 and accrued payroll of $742,000, partially offset by decreases in our other accrued liabilities of $850,000.

Investing activities. Net cash used in investing activities totaled $8.2 million for the fiscal year ended December 31, 2003. In fiscal 2003, net cash used in investing activities included a payment of $246,000 for the final working capital settlement related to the acquisition of Camelot, $1.9 million, net of cash acquired, for the acquisition of Cypress and $820,000 as a deposit for the purchase of the remaining interest in Rio Grande Management. In addition, we spent $4.0 million for the purchase of investments and $949,000 for property and equipment. We received a cash distribution from an unconsolidated affiliate of $126,000 and placed $448,000 in restricted money market funds as collateral for three irrevocable standby letters of credit in the fiscal year ended December 31, 2003.

Financing activities. During the fiscal year ended December 31, 2003, we generated cash totaling $21.9 million in financing activities. Our initial public offering provided net proceeds of $36.2 million and we borrowed $3.4 million on our term loans established with Healthcare Business Credit Corporation. Using the net proceeds from our initial public offering, we paid accrued dividends on preferred stock of $1.1 million and repaid the outstanding balance of our long-term debt of $13.0 million and $3.2 million of our revolving line of credit. We also paid $205,000 in additional financing costs related to our credit facility, and repaid capital lease obligations of $194,000.

Obligations and commitments

Credit facilities. On January 9, 2003, we entered into a loan and security agreement with Healthcare Business Credit Corporation, or HBCC, which provides for a $10.0 million revolving line of credit, a $10.0 million acquisition line of credit, and a $1.0 million term loan. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of accounts receivable at the time of borrowing. Advances under the acquisition line of credit are subject to the lender’s approval. Proceeds borrowed under the revolving line of credit portion of this credit facility were used to repay and terminate our previous revolving line of credit with a former lender. Borrowings under this credit facility bear interest at an annual rate equal to the prime rate in effect from time to time, plus 2.0% in the case of the revolving line of credit and prime plus 2.5% in the case of the acquisition line of credit and the term loan. In addition, we are subject to a 0.5% fee on the unused portion of our credit facility outstanding from time to time, as well as other administrative fees payable pursuant to the terms of our loan and security agreement.

Until its amendment in September 2003, our credit facility with HBCC was secured by substantially all of our assets as well as certain of our managed entities’ assets, and the facility’s revolving line of credit expired on December 31, 2006 while each of the acquisition line and the term loan matured on January 1, 2006. On September 30, 2003, our loan and security agreement with HBCC was amended to remove, as co-borrowers under the agreement, the not-for-profit organizations whose operations we manage and to release their assets from those pledged as collateral under the agreement. The amendment also extends the maturity date of our term loan through December 1, 2006. All of the other provisions of our amended loan agreement remained the same as those set forth in our original January 2003 loan and security agreement. Concurrent with the amendment of our agreement, HBCC established stand alone credit facilities on behalf of each of the managed entities that were removed from our facility, and, while we do not guarantee any portion of their stand alone facilities, we have agreed in connection with the amendment of our loan and security agreement to subordinate our management fees receivable to the claims of HBCC in the event one of these managed entities defaults under its credit facility.

On August 22, 2003, we paid $6.5 million to reduce to zero the amount outstanding under our revolving line of credit, $2.1 million to repay our acquisition line of credit, and $808,000 to repay our term loan with proceeds from our initial public offering. After the foregoing payments and subsequent borrowings, as of December 31, 2003 we had $94,000 in borrowings under our amended loan and security agreement and available credit of $8.0 million on our revolving line of credit, and we were in compliance with all covenants.

Transactions with Eos Partners. Upon consummation of our initial public offering, the holders of our convertible preferred stock were paid all accrued dividends, which amounted to $1.1 million, and all of their preferred shares were converted into an aggregate of 1,783,103 shares of our common stock. In addition, the consent of the holders of our convertible preferred stock was required prior to the consummation of our initial public offering. Consequently, in connection with our initial public offering, we agreed to pay Eos Partners SBIC and Eos Partners SBIC II, the then majority holders of our convertible preferred stock, a consent fee in the aggregate amount of $3.5 million. The consent fee was paid pursuant to two subordinated notes bearing interest at the rate of 4% per annum and payable in five equal semi-annual principal payments beginning June 30, 2004 and ending June 30, 2006. Interest was payable in quarterly payments every March 31, June 30, September 30 and December 31. The notes were prepayable, without penalty, at any time. On January 27, 2004, we prepaid the notes’ aggregate outstanding principal amount of $3.5 million and paid all outstanding accrued interest on the notes, in the aggregate amount of $10,500, with proceeds from our initial public offering. In addition, pursuant to an agreement dated June 1, 2003, Eos Partners SBIC and Eos Partners SBIC II were paid an aggregate financial advisory fee in the amount of $1.0 million upon our initial public offering out of proceeds from the offering.

Relationships with managed organizations. Upon our acquisitions of Camelot and Cypress, Fletcher McCusker, one of our directors and our chief executive officer, became an executive officer of Camelot Community Care, Inc. and Intervention Services, Inc., the not-for-profit, tax exempt organizations whose operations were managed by Camelot and Cypress, respectively, at the time we acquired them (and are now managed by us), until he resigned from such positions in July 2003. We provide management services to Camelot Community Care, Inc. for which we received management fees in the amount of $1.8 million and $3.0 million for the twelve months ended December 31, 2002 and the fiscal year ended December 31, 2003, respectively. We provide management services to Intervention Services, Inc. for which we received management fees in the amount of $1.7 million for the fiscal year ended December 31, 2003.

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide the day-to-day management for each organization. In exchange for these services, we receive a management fee that is either a fixed amount per enrolled member or based on a percentage of the revenues of these organizations. Additionally, prior to July 1, 2003, these management agreements contained a provision that permitted us to earn bonuses to our management fee dependent upon the managed entities’ operating results. We have historically recognized such bonuses as revenue when they have been approved and authorized by the board of directors of the applicable not-for-profit entity and collection of such amount is determined to be probable. In connection with the renegotiation of our fee arrangement with these entities, our management agreements with them were amended as of July 1, 2003, at which time the bonus provision was removed. Management fees generated under our management agreements represented 6.1% and 10.6% of our revenue for the years ended December 31, 2002 and 2003, respectively (management fees generated under short term consulting agreements that we entered into in December 2003 represented 0.3% of our revenue for the year ended December 31, 2003. See “—Critical accounting policies and estimates—Revenue recognition”). Pursuant to our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Our management fees receivable is comprised of management fees we earn pursuant to our management agreements with certain not-for-profit social services organizations. Management fees receivable at December 31, 2002 and 2003 were $1.5 million and $3.6 million, respectively, and management fee revenues were recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we, at times, allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fees receivable balances as of December 31, 2002 and each of June 30, September 30 and December 31, 2003:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2002	$236,648	$150,593	$167,089	$477,489	$423,016
June 30, 2003	$513,834	$490,123	$437,603	$985,568	$1,137,514
September 30, 2003	$534,983	$440,783	$412,753	$1,339,103	$516,753
December 31, 2003	$564,658	$665,578	$485,473	$1,228,304	$633,274

We adhere to a strict revenue recognition policy regarding our management fee revenues and related receivables. Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we will defer the recognition of these management fees until we are certain that payment is probable. In keeping with our general corporate policy regarding our accounts receivable, we will also automatically reserve as uncollectible 100% of any management receivables that are 365 days old or older.

At December 31, 2003, none of our management fees receivable were older than 365 days, and our days sales outstanding for our managed entities had decreased from 312 days at June 30, 2003 to 234 days at September 30, 2003 to 202 days at December 31, 2003.

In addition, Camelot Community Care, which represented $1.8 million, or 50%, of our total management fees receivable at December 31, 2003, and Intervention Services Inc., referred to as ISI, which represented $1.4 million, or 39%, of our total management fees receivable at December 31, 2003, each obtained its own stand alone line of credit from HBCC in September 2003. The loan agreements between HBCC and these not-for-profit organizations permit them to use their credit facilities to pay our management fees (and, in fact, Camelot paid us approximately $600,000 in September 2003 using its facility), provided they are not in default under these facilities at the time of the payment. As of December 31, 2003, they were each in compliance with all of their loan covenants with HBCC and Camelot had availability of $988,000 under its line of credit as well as $544,000 in cash and cash equivalents and ISI had availability of $672,000 under its line of credit as well as $155,000 in cash and cash equivalents.

Camelot has also entered into several new contracts, including its new contract with the State of Florida, which provides for payments to Camelot in the amount of $22.0 million per year commencing as of February 1, 2004, and ISI will receive a substantial rate increase, a jump from $48.50 per hour to between $55.00 and $60.00 per hour, relating to 46% of its contract revenues effective as of July 1, 2004 when Florida’s new Medicaid rates take effect. This represents an increase of between $500,000 and $900,000 in annual revenue to ISI.

Of the remaining $394,000, or 11%, balance of our total management fees receivable at December 31, 2003, $348,000 was due from Rio Grande Behavioral Services and was less than 30 days old. Family Preservation Services of South Carolina accounted for the remaining $46,000 of management fees receivable at December 31, 2003.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities and on our assessment, as the long term manager of their operations, of their performance outlook for the balance of 2004. To date, we have not incurred any write-offs of management fees receivable nor have we been required to defer any management fee revenues associated with our management services to date.

Contractual cash obligations. The following is a summary of our future contractual cash obligations as of December 31, 2003:

	At December 31, 2003
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$3,582	$1,482	$2,100	$—	$—
Leases	4,254	1,672	2,225	357	—

Total	$7,836	$3,154	$4,325	$357	$—

We expect our liquidity needs on a short- and long-term basis will be satisfied by cash flow from operations, the net proceeds from the sale of equity securities and borrowings under debt facilities. Our cash flow from operations is subject to the risks described under “Risk Factors.”

Forward-Looking Statements

Certain statements contained in this report on Form 10-K, such as any statements about our confidence or strategies or our expectations about revenues, results of operations, profitability, contracts or market opportunities, constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” and “intends” and similar expressions which are intended to identify forward-looking statements.

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to the risks described below under the heading “Risk Factors.”

Risk Factors

Changes in budgetary priorities of the government entities that fund the services we provide could result in our loss of contracts or a decrease in amounts payable to us under our contracts.

Our revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies. All of these contracts are subject to legislative appropriations and state budget approval. Consequently, a significant decline in government expenditures, shift of expenditures or funding away from programs that call for the types of services that we provide or change in government contracting or funding policies could cause payers to terminate their contracts with us or reduce their expenditures under those contracts, either of which could have a negative impact on our future operating results.

Currently, all of the states in which we operate are facing budgetary shortfalls. While to date we have not experienced any rate or contract reductions as a result of these budgetary shortfalls, we are not immune to such consequences. In addition, in some states eligibility requirements for social services clients have been tightened to stabilize the number of eligible clients, which reduces the size of our potential market in those states. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue.

Our contracts are not only short-term in nature but can also be terminated prior to expiration, without cause and without penalty to the payers, and there can be no assurance that they will survive until the end of their stated terms or that upon their expiration these contracts will be renewed or extended.

Most of our contracts contain base periods of only one year. While some of them also contain options for renewal, usually successive six month or one year terms, payers are not required to extend their contracts into these option periods. In addition, a significant number of our contracts not only allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations) but also permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated. While to date none of our contracts has been terminated prior to its stated expiration or not renewed or extended upon such expiration, the failure of payers to renew or extend significant contracts or their early termination of significant contracts could adversely affect our financial performance. We cannot anticipate if, when or to what extent a payer might terminate its contract with us prior to its expiration or fail to renew or extend its contract with us.

Each of our contracts is subject to audit and modification by the payers with whom we contract, in their sole discretion.

Our business depends on our ability to successfully perform under various government funded contracts. The payers under these contracts can review our performance with respect to their contracts, as well as our records, accounting and general business practices at any time and may, in their discretion:

•	suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•	terminate or modify our existing contracts;

•	reduce the amount we are paid under our existing contracts; and/or

•	audit and object to our contract related fees.

As a government contractor, we are subject to an increased risk of litigation and other legal actions and liabilities.

As a government contractor, we are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities not often faced by companies that do not provide government sponsored services. The occurrence of any of these actions, regardless of the outcome, could disrupt our operations and cause us added expense and could limit our ability to obtain additional contracts in other jurisdictions.

A loss of our status as a licensed provider in any jurisdiction could result in the termination of a number of our contracts, which could negatively impact our revenues.

If we lost our status as a licensed provider in any jurisdiction, the contracts under which we provide services in that jurisdiction would be subject to termination. Moreover, such an event could constitute a violation of provisions of our contracts in other jurisdictions, resulting in other contract terminations.

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties and our ability to keep our existing contracts or obtain new contracts could be damaged.

Our failure to comply with our contract obligations could, in addition to providing grounds for immediate termination of the contract for cause, negatively impact our financial performance and damage our reputation, which, in turn, could have a material adverse effect on our ability to obtain new contracts. Our failure to meet contractual obligations could also result in substantial actual and consequential damages. The termination of a contract for cause could, for instance, subject us to liability for excess costs incurred by a payer in obtaining similar services from another source. In addition, our contracts require us to indemnify payers for our failure to meet standards of care, and some of them contain liquidated damages provisions and financial penalties that we must pay if we breach these contracts.

We derive a significant amount of our revenues from a few providers, which puts us at risk.

We provide, or manage the provision of, government sponsored social services pursuant to 202 contracts. One of these contracts, our contract with Community Partnership of Southern Arizona, an Arizona not-for-profit organization, which is our oldest contract and our only remaining case rate contract, generates, after full allocation of direct and indirect costs, minimal profits for us yet accounted for approximately 18% of our revenues for the twelve months ended December 31, 2002 and 19% of our revenues for the fiscal year ended December 31, 2003. Our next five largest revenue producing contracts represented, in the aggregate, approximately 20% and 13% of our revenues for such periods. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

While we obtain some of our business through responses to government requests for proposals, we may not be awarded contracts through this process in the future, and contracts we are awarded may not be profitable.

We obtain, and will continue to seek to obtain, a significant portion of our business from state or local government entities. To obtain business from government entities, we are often required to respond to requests for proposals, or RFPs. To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and the terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to RFPs will greatly impact our business. We may not be awarded contracts through the RFP process, and our proposals may not result in profitable contracts.

If we fail to establish and maintain important relationships with officials of government entities and agencies, we may not be able to successfully procure or retain government sponsored contracts, which could negatively impact our revenues.

To facilitate our ability to procure or retain government sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to the government entities and agencies prior to the development of an RFP or program for privatization of social services and enhance our chances of procuring contracts with these payers. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships. We may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government sponsored contracts.

The federal government may refuse to grant consents and/or waivers necessary to permit for-profit entities to perform certain elements of government programs.

Under current law, in order to privatize certain functions of government programs the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver, the state or local agency will be unable to contract with a for-profit entity, such as us, to provide the service. Failure by state or local agencies to obtain consents and/or waivers could adversely affect our growth.

Our business could be adversely affected by future legislative changes that hinder or reverse the privatization of social services.

The market for our services depends largely on federal, state and local legislative programs. These programs can be modified or amended at any time. Moreover, part of our growth strategy includes aggressively pursuing opportunities created by the federal, state and local initiatives to privatize the delivery of social services. However, there are opponents to the privatization of social services and, as a result, future privatization of social services is uncertain. If additional privatization initiatives are not proposed or enacted, or if previously enacted privatization initiatives are challenged, repealed or invalidated, our growth could be adversely impacted. In addition, even some currently proposed privatization initiatives could be harmful to us. For instance, as disclosed below, the current Presidential led “faith-based initiative,” if successful, could cause contracts and revenues to be diverted from us to religious based social service organizations.

There are legislative proposals being considered which, if enacted, would favor faith-based providers of social services over us.

Currently, we compete with faith-based agencies, such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. If the current Presidential led initiative to favor faith-based social service providers is enacted as legislation, our ability to obtain new contracts or to renew existing contracts could be jeopardized, which could negatively impact our operating results.

Our strategic relationships with certain not-for-profit and tax exempt entities are subject to tax and other risks.

Since some government agencies prefer or require contracts for privatized social services to be administered through not-for-profit organizations, we rely heavily on our relationships with not-for-profit organizations to provide services to these government agencies. We currently maintain strategic relationships with four not-for-profit, tax exempt social services organizations with which we have long-term management contracts. These organizations are: Family Preservation Services of South Carolina, Inc., Camelot Community Care, Inc., Intervention Services, Inc. and Rio Grande Behavioral Health Services, Inc.

Federal tax laws require that the boards of directors of not-for-profit tax exempt organizations be independent. Although currently the boards of directors of the tax exempt not-for-profit organizations for which we provide management services are independent, in the past our employees constituted a majority of the boards of Family Preservation Services of South Carolina, Inc., Camelot Community Care, Inc. and Intervention Services, Inc. If, as a result of such past practices, we and/or our managed entities were ever found to be in violation of these federal tax laws, we and our managed entities could be subject to penalties and, as described below, the tax exempt status of these managed entities could be jeopardized.

Federal tax laws also require that the management fees we charge the not-for-profit entities we manage be at fair market rates. For each of our management contracts, we have determined through a third-party independent valuation that the fixed portion of our management fee is at market rates. If the Internal Revenue Service, referred to as the IRS, determined that any tax exempt organization was paying more than market rates for services performed by us, and further determined that we were, at the time those rates were set, in a position to exercise substantial influence over the affairs of the tax exempt organization (through our past majority positions on the board of directors or otherwise), the IRS could sanction us and the tax exempt organization, including levying a penalty against us of 25% of the amount paid in excess of the market rates for the services provided and the return of all excess benefit amounts, plus interest, to the tax exempt organization. If the excess benefit amount were not returned, an additional penalty equal to 200% of the excess benefit could be imposed on us.

In addition, until September 2003, three of these not-for-profit organizations (Family Preservation Services of South Carolina, Camelot Community Care and Intervention Services) were co-borrowers on our credit facility and their receivables were pledged as additional collateral under the facility. As the manager of these entities, we drew down on the line of credit under our credit facility on their behalf and advanced the borrowings to them for their operating expenses. In September 2003, these entities were removed as co-borrowers under our credit facility, and their assets were removed as collateral from our line of credit.

As a result of our relationships with these tax exempt organizations, including our employees’ past majority positions on the boards of directors of some of them, the terms of our management contracts with these organizations and/or the shared borrowing relationship we previously had with some of them, the IRS could propose to revoke the tax exempt status of some or all of these tax exempt organizations. If the IRS were successful in revoking the tax exempt status of any of these tax exempt organizations, such organization would likely be treated as a taxable entity from the time of the event or events that caused the exempt status to be revoked. In addition, state authorities could investigate and take action against the not-for-profit status of these organizations for similar reasons. A state attorney general could also take action to dissolve a state not-for-profit organization that could result in our loss of the organization’s contract(s) for services. The loss of federal tax exempt and/or not-for-profit status would adversely affect the ability of these organizations to be exempt from certain federal taxes and could have the same impact on state taxes. The imposition of federal and/or state taxes on such organizations could reduce the funds available to pay our management fees. Further, these organizations’ existing payers may terminate or fail to renew or extend their contracts with the tax exempt organizations if IRS or state controversies of this type were threatened or were to occur. The loss of such contracts could have a negative effect on our earnings.

Government unions may oppose privatizing government programs to outside vendors such as us, which could limit our market opportunities.

Our success depends in part on our ability to win contracts to administer and manage programs traditionally administered by government employees. Many government employees, however, belong to labor unions with considerable financial resources and lobbying networks. These unions could apply political pressure on legislators and other officials seeking to privatize government programs. Union opposition could result in our losing government contracts or being precluded from providing services under government contracts.

Inaccurate, misleading or negative media coverage could damage our reputation and harm our ability to procure government sponsored contracts.

The media sometimes provides news coverage about our contracts and the services we provide to clients. This media coverage, if negative, could influence government officials to slow the pace of privatizing government services. Moreover, inaccurate, misleading or negative media coverage about us could harm our reputation and, accordingly, our ability to obtain government sponsored contracts.

One of our contracts requires that we provide services to a population of clients for a fixed fee regardless of the amount of services required. If we fail to estimate accurately the cost of performing certain contracts, we may incur losses on these contracts.

Our largest revenue producing contract is a case rate contract that pays us a fixed amount per month for providing all requested social services to a certain population of clients. We do not directly provide some services we are required to offer under this contract. We are obligated to provide or arrange for the provision of services to clients under this contract even if the costs of the services, including pharmacy and in-patient mental health care, which we do not provide and must purchase from other providers, exceed the fees received. From July 1, 1998 to June 30, 2003, the fully allocated historical cost of the services we provided under this contract exceeded our fees by approximately $2.2 million. While the payer under the contract voluntarily reimbursed us for all such excess cost amounts, it had no legal obligation to do so. Effective July 1, 2003, we successfully negotiated a 46% increase in our annual contract with this payer, as a result of which our costs under the contract have not, since such date, exceeded our fees and we do not anticipate that they will again exceed our fees based on our current service offerings. However, it is possible that we could be required to provide additional services under the contract that could, if the costs were significant, potentially cause us to once again have to rely on the payer’s voluntary excess cost reimbursements. We would have no legal recourse against the payer if it determined not to reimburse us for any such excess costs other than our right to terminate the contract after 60 days prior notice. In addition, under our fee-for-service contracts, we receive fees based on our interactions with government sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. Our risk on these contracts is that our client population is not large enough to cover our fixed costs, such as rent and other overhead. Our contracts are not reimbursed on a cost basis and therefore, if we fail to estimate our costs accurately, we may incur losses on these contracts.

We may incur costs before receiving related revenues, which could result in cash shortfalls.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include leasing office space, purchasing office equipment and hiring personnel. As a result, in certain large contracts where the government does not fund program start-up costs, we may be required to invest significant sums of money before receiving related contract payments. In addition, payments due to us from payers may be delayed due to billing cycles or as a result of failures to approve government budgets in a timely manner. Moreover, any resulting cash shortfall could be exacerbated if we fail to either invoice the payer or to collect our fee in a timely manner.

Our business is subject to risks of litigation.

We are in the human services business and therefore are subject to claims alleging we did not properly treat an individual or failed to properly diagnose and/or care for a client. We carry professional liability and general liability insurance with coverage limited to $1.0 million per occurrence and $3.0 million in the annual aggregate ($100,000 per occurrence and $200,000 in the annual aggregate for physical or sexual abuse) with a $250,000 deductible. An award in excess of our insurance limits could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. We are also subject to claims for negligence or intentional misconduct (in addition to professional liability claims) by an employee, including but not limited to, claims arising out of accidents involving employees driving to or from interactions with clients or assault and battery. We are also subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, could adversely affect our cash flow and financial condition. Furthermore, we are subject to miscellaneous errors and omissions liability relative to the various management agreements we have with the not-for-profit entities we manage. In the event of a claim and depending on, among other things, the circumstances, allegations, and size of the management contract, we could be subject to damages that could have a material adverse impact on our financial condition and results of operations.

We face substantial competition in attracting and retaining experienced personnel, and we may be unable to grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain highly qualified and experienced social service professionals who possess the skills and experience necessary to deliver high quality services to our clients. Our objective of providing the highest quality of service to our clients is strongly considered when we evaluate education, experience and qualifications of potential candidates for employment as direct care and administrative staff. To that end, we attempt to hire professionals who have attained a bachelors degree, masters degree or higher level of education and certification or licensure as direct care social service providers and administrators. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. We must quickly hire project leaders and case management personnel after a contract is awarded to us. Contract provisions and client needs determine the number, education and experience levels of social service professionals we hire. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract. Currently, in our eastern division we maintain an average staff to client ratio of one to seven. Our ability to attract and retain employees with the requisite experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Some of the companies with which we compete for experienced personnel have greater financial resources and name recognition than we do. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

Our success depends on our ability to manage growing and changing operations.

Since 1996, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our financial results.

Any acquisition that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

We anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made several acquisitions since our inception, including Camelot Care Corporation in March 2002, Cypress Management Services, Inc. in January 2003 and, recently, Dockside Services, Inc. in January 2004. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

We continually review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer growth opportunities. In connection with some acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership and/or we could incur or assume substantial debt or assume contingent liabilities. Acquisitions involve numerous risks, including, but not limited to, the following:

•	problems assimilating the purchased operations;

•	unanticipated costs and legal or financial liabilities associated with an acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with customers;

•	entering markets in which we have limited or no experience;

•	potential loss of key employees of purchased organizations;

•	the incurrence of excessive leverage in financing an acquisition;

•	failure to maintain and renew contracts;

•	unanticipated operating, accounting or management difficulties in connection with an acquisition; and

•	dilution to our earnings per share.

We cannot assure you that we will be successful in overcoming problems encountered in connection with any acquisition, and our inability to do so could disrupt our operations and adversely affect our business.

Our future debt obligations could impair our liquidity and financial condition.

Although we currently have minimal outstanding debt, we may incur debt in the future in connection with our acquisition strategy and for other corporate opportunities. If we do so, these debt obligations could pose risk to you by:

•	making it more difficult for us to satisfy our obligations;

•	requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	impeding us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes; and

•	making us more vulnerable if a downturn in our business occurs and limiting our flexibility to plan for, or react to, changes in our business.

If we were to fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in these agreements, we would be in default. A default could have a significant adverse effect on the market value and marketability of our common stock. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our credit facility, our subordinated notes or our other indebtedness. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees.

The cost of additional equity or debt capital could be prohibitive or result in dilution to existing stockholders.

As we continue to grow, we may seek to raise additional capital to fund our investments and/or operations. Any additional capital may consist of public or private equity or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms, or at all. If additional capital is needed and not available, we may need to change our business strategy to slow our rate of expansion or reduce our operations. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

Our success depends on our ability to compete effectively in the marketplace.

We compete for clients and for contracts with payers with a variety of organizations that offer similar services. Most of our competition consists of local social service organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. We also compete with larger companies, such as Maximus, Inc., whose government operations group administers and manages welfare program services, childcare support enforcement, Medicaid enrollment and other consulting services for state and local governments. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in existing markets for foster care services. In addition, many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc., Res-Care, Inc., Psychiatric Solutions, Inc. and The Devereaux Foundation. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients and/or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

Our business is subject to state licensing regulations and other regulatory provisions, including regulatory provisions governing surveys, audits, anti-kickbacks, anti-referrals, false claims and The Health Insurance Portability and Accountability Act of 1996, and changes to or violations of these regulations could negatively impact our revenues.

In many of the locations where we operate, we are required to obtain and maintain licenses. The applicable state and local licensing requirements govern the services we provide, the credentials of staff, record keeping, treatment planning, client monitoring and supervision of staff. The failure to maintain these licenses or the loss of a license could have a material adverse impact on our business and could prevent us from providing services to clients in a given jurisdiction. Most of our contracts are subject to surveys or audit by our payers. We are also subject to regulations that restrict our ability to contract directly with a government agency. Such restrictions could affect our ability to contract with certain payers. In addition, we are or may be subject to anti-kickback, anti-referral and false claim laws, which impose penalties and possible bars from obtaining government contracts. The penalties could include criminal fines, civil money penalties, damages, imprisonment and/or a ban from participation in federally funded healthcare programs. Such fines and penalties could negatively impact our business by decreasing profits due to costs of fines and damages, damaging our reputation and diverting our management resources.

Due to our access, use or disclosure of health information relating to individuals, we are subject to the privacy mandates of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the nation’s healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment, eligibility and remittance advices, or “transaction standards,” privacy of individually identifiable health information, or “privacy standards,” security and electronic signatures, or “security standards,” as well as unique identifiers for providers, employers, health plans and individuals and enforcement. Final regulations have been issued for the privacy standards, transaction standards and security standards. As a healthcare provider, we are required to comply in our operations with these standards and are subject to significant civil and criminal penalties for failure to do so. In addition, in connection with providing services to customers that also are healthcare providers, we are required to provide satisfactory written assurances to those customers that we will provide those services in accordance with the privacy standards. HIPAA has and will require significant and costly changes for our company and others in the healthcare industry. The privacy standards went into effect in April 2003 and the transaction standards went into effect in October 2003. The effective date for compliance with the security standards is April 2005.

We have appointed an internal committee to set our privacy policies regarding client information in compliance with HIPAA. This committee is responsible for training our employees, including our regional and local managers and staff, to comply with HIPAA policy and monitoring compliance with the policy. However, like other businesses subject to HIPAA regulations, we cannot fully predict the total financial or other impact of these regulations on us. We anticipate, however, that it will cost us approximately $292,000 to comply with the HIPAA security standards by April 2005. In addition, the costs that may be associated with our ongoing compliance with the new HIPAA regulations could be substantial, which could negatively impact our profitability.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate and market risk

Upon the consummation of our initial public offering, we repaid all of the principal and accrued interest due pursuant to our loan and security agreements. As of December 31, 2003, we had borrowings of $94,000 under our loan and security agreement. In connection with our initial public offering, we issued subordinated notes in the aggregate amount of $3.5 million to Eos Partners SBIC and Eos Partners SBIC II to pay a consent fee. These notes bore a fixed interest rate of 4%. We repaid these notes and all accrued interest as of January 27, 2004. A 1% increase in interest rates for the fiscal year ended December 31, 2003 and the six months ended December 31, 2002 would have resulted in an increase to interest expense of $52,000 and $20,000, respectively.

On September 3, 2003, we purchased a $4.0 million zero-coupon bond at 98.894%, or $3.9 million, issued by the Federal Home Loan Mortgage Corporation. We intend to hold the bond until it matures on July 15, 2004.

We believe our exposure to market risk related to the effect of changes in interest rates is immaterial at this time. We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 202 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $10.9 million, or 18% of our revenues for the year ended December 31, 2003, pursuant to one contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other retroactive contractual adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Recently issued accounting pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, or Interpretation No. 46. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this guidance applies to a larger population of entities. In general a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Although we believe Interpretation No. 46 does not apply to our relationships with certain not-for-profit organizations, we have not yet completed our analysis of the impact of Interpretation No. 46 on other arrangements.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors	45
Consolidated Balance Sheets at December 31, 2003 and 2002	46
For each of the two years in the period ended June 30, 2002, for the six month periods ended December 31, 2002 and 2001 and for the year ended December 31, 2003:
Consolidated Statements of Operations	47
Consolidated Statements of Stockholders’ Equity (Deficit)	48
Consolidated Statements of Cash Flows	49
Notes to Consolidated Financial Statements	50

Report of Independent Auditors

Board of Directors

The Providence Service Corporation

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal year ended December 31, 2003, for the six-month period ended December 31, 2002 and for each of the two fiscal years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Providence Service Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the fiscal year ended December 31, 2003, the six-month period ended December 31, 2002, and each of the two fiscal years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Houston, Texas

February 13, 2004

The Providence Service Corporation

Consolidated Balance Sheets

	December 31
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$1,019,171	$15,004,235
Accounts receivable, net of allowance of $80,000 and $69,000	6,227,244	9,199,114
Held-to-maturity investments	—	3,972,560
Management fee receivable	1,454,835	3,577,287
Prepaid expenses and other	249,837	946,131
Deferred tax asset	627,929	617,444

Total current assets	9,579,016	33,316,771
Property and equipment, net	1,118,553	1,772,201
Note receivable from not-for-profit affiliate	461,342	407,341
Goodwill	12,187,923	13,429,270
Intangible assets, net	347,400	985,840
Deferred tax asset	—	1,543,050
Other assets	1,099,302	1,833,320

Total assets	24,793,536	53,287,793

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	1,613,289	1,001,315
Accrued expenses	4,085,228	4,732,060
Current portion of capital lease obligations	114,230	88,597
Current portion of long-term obligations	3,571,258	1,493,661

Total current liabilities	9,384,005	7,315,633
Capital lease obligations, less current portion	87,269	139,293
Long-term obligations, less current portion	10,743,369	2,100,000
Put warrant obligation	3,569,238	—
Mandatorily redeemable convertible preferred stock	5,652,173	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value:
Class A: Authorized 26,214,807 shares; issued and outstanding 2,029,053 at December 31, 2002	2,029	—
Common stock: Authorized 40,000,000 shares; issued and outstanding 8,481,839 (including treasury shares) at December 31, 2003	—	8,482
Additional paid-in capital	2,300,822	51,772,612
Accumulated deficit	(6,826,807)	(7,929,665)

	(4,523,956)	43,851,429
Less 135,501 treasury shares, at cost	118,562	118,562

Total stockholders’ equity (deficit)	(4,642,518)	43,732,867

Total liabilities and stockholders’ equity (deficit)	$24,793,536	$53,287,793

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Operations

	Year ended June 30		Six month period ended December 31		Year ended December 31 2003
	2001	2002	2001	2002
	(unaudited)
Revenues:
Home and community based services	$24,571,750	$28,564,857	$13,434,647	$16,614,244	$42,293,856
Foster care services	—	2,645,878	—	4,810,360	10,513,100
Management fees	98,566	1,616,162	364,000	1,314,930	6,469,206

	24,670,316	32,826,897	13,798,647	22,739,534	59,276,162
Operating expenses:
Client service expense	21,619,275	27,847,964	12,151,550	20,145,113	45,373,174
General and administrative expense	1,779,714	2,868,626	1,044,481	2,495,359	6,119,990
Depreciation and amortization	365,107	480,633	137,924	361,328	903,617
Goodwill amortization	160,899	—	—	—	—

Total operating expenses	23,924,995	31,197,223	13,333,955	23,001,800	52,396,781

Operating income (loss)	745,321	1,629,674	464,692	(262,266)	6,879,381
Other (income) expense:
Interest expense	381,287	822,003	163,100	858,121	1,639,932
Interest income	(45,285)	(66,824)	(30,418)	(20,839)	(77,805)
Put warrant accretion	—	—	—	3,569,238	630,762
Write-off of deferred financing costs	—	—	—	—	412,035
Equity in earnings of unconsolidated affiliate	—	(214,748)	(96,534)	(128,916)	(63,501)

Income (loss) before income taxes	409,319	1,089,243	428,544	(4,539,870)	4,337,958
(Benefit) provision for income taxes	15,195	(254,460)	(127,230)	179,608	1,691,804

Net income (loss)	394,124	1,343,703	555,774	(4,719,478)	2,646,154
Preferred stock dividends	242,573	386,400	193,200	193,200	3,749,013

Net income (loss) available to common stockholders	$151,551	$957,303	$362,574	$(4,912,678)	$(1,102,859)

Earnings (loss) per common share:
Basic	$0.09	$0.53	$0.22	$(2.42)	$(0.25)

Diluted	$0.09	$0.35	$0.16	$(2.42)	$(0.25)

Weighted-average number of common shares outstanding:
Basic	1,671,906	1,791,280	1,671,906	2,029,053	4,432,043
Diluted	1,671,906	3,496,072	3,179,873	2,029,053	4,432,043

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at June 30, 2000	1,530,000	$1,530	$422,285	$(3,022,983)	135,501	$(118,562)	$(2,717,730)
Preferred stock dividends	—	—	—	(242,573)	—	—	(242,573)
Net income	—	—	—	394,124	—	—	394,124

Balance at June 30, 2001	1,530,000	1,530	422,285	(2,871,432)	135,501	(118,562)	(2,566,179)
Preferred stock dividends	—	—	—	(386,400)	—	—	(386,400)
Common stock issued in connection with acquisition of business	357,147	357	312,143	—	—	—	312,500
Net income	—	—	—	1,343,703	—	—	1,343,703

Balance at June 30, 2002	1,887,147	1,887	734,428	(1,914,129)	135,501	(118,562)	(1,296,376)
Common stock issued to employees	141,906	142	1,418,908	—	—	—	1,419,050
Stock compensation	—	—	147,486	—	—	—	147,486
Preferred stock dividends	—	—	—	(193,200)	—	—	(193,200)
Net loss	—	—	—	(4,719,478)	—	—	(4,719,478)

Balance at December 31, 2002	2,029,053	2,029	2,300,822	(6,826,807)	135,501	(118,562)	(4,642,518)
Sale of stock in initial public offering, net of offering costs	3,645,000	3,645	36,153,016	—	—	—	36,156,661
Conversion of preferred stock and exchange of preferred stock warrants	1,825,457	1,825	4,828,175	—	—	—	4,830,000
Exercise of warrants	460,837	461	4,199,539	—	—	—	4,200,000
Conversion of notes to shareholders	349,672	350	2,400,597	—	—	—	2,400,947
Common stock issued in connection with acquisition of business	171,430	171	1,714,119	—	—	—	1,714,290
Stock compensation and exercise of employee stock options	390	1	176,344	—	—	—	176,345
Preferred stock dividends	—	—	—	(3,749,013)	—	—	(3,749,013)
Net income	—	—	—	2,646,155	—	—	2,646,155

Balance at December 31, 2003	8,481,839	$8,482	$51,772,612	$(7,929,665)	$135,501	$(118,562)	$43,732,867

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended June 30		Six-month period ended December 31		Year ended December 31 2003
	2001	2002	2001	2002
	(Unaudited)
Operating activities
Net income (loss)	$394,124	$1,343,703	$555,774	$(4,719,478)	$2,646,155
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	221,069	322,780	107,530	219,782	533,963
Amortization	304,836	157,853	30,394	141,546	369,654
Amortization of deferred financing costs and discount on investment	—	—	—	—	65,935
Deferred income taxes	—	(300,000)	(127,230)	136,071	815,251
Equity in earnings of unconsolidated affiliate	—	(214,748)	(96,534)	(128,916)	(63,501)
Stock compensation	—	—	—	1,566,536	175,013
Put warrant accretion	—	—	—	3,569,238	630,762
Write-off of deferred financing costs upon retirement of debt	—	—	—	—	412,035
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(906,561)	(666,553)	28,562	(76,468)	(2,971,870)
Management fee receivable	(214,187)	(910,506)	10,826	(217,026)	(1,506,773)
Prepaid expenses and other	(297,479)	(237,634)	(160,555)	137,723	(515,410)
Accounts payable	(404,726)	449,549	(208,070)	(330,495)	(618,247)
Accrued expenses	445,576	(141,037)	(133,880)	582,914	282,511

Net cash provided by (used in) operating activities	(457,348)	(196,593)	6,817	881,427	255,478
Investing activities
Purchase of property and equipment	(144,290)	(224,939)	(110,908)	(115,502)	(949,051)
Purchase of held-to-maturity investments	—	—	—	—	(3,955,760)
Proceeds from sale-leaseback	81,803	—	—	—	—
Acquisition of businesses, net of cash acquired	—	(7,778,908)	—	—	(2,971,881)
Restricted cash for contract performance	—	—	—	—	(447,500)
Distributions received from unconsolidated affiliate	—	146,500	84,500	128,000	126,000

Net cash (used in) provided by investing activities	(62,487)	(7,857,347)	(26,408)	12,498	(8,198,192)
Financing activities
Net proceeds/(payments) on revolving note	1,064,540	1,927,592	168,240	(46,712)	(3,212,917)
Payments of capital leases	(140,370)	(177,597)	(81,543)	(103,212)	(193,533)
Repayments of long-term debt	(124,121)	(128,265)	(12,381)	(129,367)	(12,957,103)
Proceeds from long-term debt	—	7,000,000	12,792	—	3,350,000
Proceeds from common stock offering, net	—	—	—	(29,369)	36,217,376
Payment of preferred stock dividend	—	—	—	—	(1,071,187)
Debt financing costs	—	(497,823)	(205)	(327,500)	(204,858)

Net cash provided by (used in) financing activities	800,049	8,123,907	86,903	(636,160)	21,927,778

Net change in cash	280,214	69,967	67,312	257,765	13,985,064
Cash at beginning of period	411,225	691,439	691,439	761,406	1,019,171

Cash at end of period	$691,439	$761,406	$758,751	$1,019,171	$15,004,235

Supplemental cash flow information
Cash paid for interest	$361,275	$724,225	$173,521	$795,727	$1,706,488

Notes payable issued for acquisition of businesses	$—	$3,500,000	$—	$—	$1,000,000

Acquisition of property and equipment under capital lease	$81,803	$—	$—	$118,385	$219,924

Common stock issued for:
Acquisitions	$—	$312,500	$—	$—	$1,714,290

Put warrant obligation	$—	$—	$—	$—	$4,200,000

Mandatorily redeemable preferred stock	$—	$—	$—	$—	$4,830,000

Conversion of convertible notes	$—	$—	$—	$—	$2,400,947

Note payable for preferred dividends	$—	$—	$—	$—	$3,500,000

See accompanying notes

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2003

1. Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services to at-risk families and children. These human services are purchased primarily by state, city, and county levels of government, and are delivered under contracts ranging from capitation to fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates primarily in Arizona, Delaware, Florida, Illinois, Indiana, Maine, Michigan, Nebraska, New Mexico, North Carolina, Oklahoma, Ohio, South Carolina, Tennessee, Texas, Virginia, and West Virginia.

On May 19, 2003, the Company changed its fiscal year end from June 30 to December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

At December 31, 2003, the Company had $447,500 of restricted cash of which $272,500 was included in prepaid expenses and other and $175,000 was included in noncurrent other assets in the accompanying consolidated balance sheets. The restricted cash serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. The cash is held in custody by the Bank of Tucson, is restricted as to withdrawal or use, and is currently invested in money market funds.

Concentration of Credit Risk

Contracts with governmental agencies and not-for-profit subrecipients of governmental agencies accounted for approximately 92%, 93%, 90%, and 83% of the Company’s revenue for the fiscal years ended June 30, 2001 and 2002, the six-month period ended December 31, 2002, and the fiscal year ended December 31, 2003, respectively.

The Company evaluates the collectibility of accounts receivable on a monthly basis and determines the appropriate allowance for doubtful accounts based upon specific identification of individual accounts and review of aging trends. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligation to the Company, the Company records a specific addition to its allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect. If the financial condition of its payers were to deteriorate, further additions to its allowance for doubtful accounts may be required. The Company’s write-off experience for fiscal years 2001 and 2002, the six-month period ended December 31, 2002, and the fiscal year ended December 31, 2003 was less than 1% of revenue.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates their fair value at December 31, 2002 and 2003.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to earnings when they are incurred. Upon the disposition of any asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

Impairment of Long-Lived Assets

Long-lived assets, including goodwill prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Subsequent to the adoption of SFAS No. 142, goodwill and intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate potential impairment by applying a fair value based test.

Deferred Financing Costs

The Company defers certain expenses incurred in connection with its long-term obligations and amortizes them over the term of the respective agreements. Deferred financing costs, net of amortization, totaled $761,000, and $378,000 at December 31, 2002 and 2003, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Revenue Recognition

Revenues are recognized at the time services are rendered, at the contractual rates stated in the Company’s contracts with its payers and in its management agreements with not-for-profit organizations, and collection of such amounts are considered to be probable. Revenues related to services paid for directly by the client or the client’s family are recognized as revenues at the time services are rendered, at established billing rates, and collection of such amounts is considered to be probable.

The Company provides services under one contract pursuant to which it receives a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, known as a case rate contract, the Company receives the established rate regardless of the level of services provided to the beneficiary during the month and thus recognizes this contractual rate as revenue on a monthly basis. A case rate contract differs from a fee-for-service contract because under a fee-for-service arrangement, the Company’s fees vary with the level of individual service provided. To the extent the Company provides services under its case rate contract that exceed the contracted revenue amounts, the Company requests the payer to reimburse it for these additional costs. While, to date, the payer under this case rate contract has reimbursed the Company for all such excess cost amounts, the payer has no ongoing legal obligation to do so under the contract. Consequently, the Company does not recognize these excess cost amounts as revenue until the payer actually reimburses the Company for such amounts or enters into an agreement contractually committing the payer to pay the particular amount recognized and the collection of such amount is determined to be probable. For the years ended June 30, 2001 and 2002, the six months ended December 31, 2002 and the year ended December 31, 2003, the Company incurred costs relating to its case rate contract of $5.2 million, $6.8 million, $4.3 million, and $10.6 million, respectively, and recognized revenues relating to its case rate contract of $5.9 million, $6.6 million, $3.6 million, and $10.9 million, respectively, of which $0, $750,000, $132,000, and $1.5 million, respectively, represented amounts received by the Company in excess of the contracted monthly rate amounts.

The Company maintains management agreements with a number of not-for-profit organizations that require the Company to manage the day-to-day operations of these organizations. The Company recognizes management fee revenues for these contracts based on a percentage of the respective organization’s monthly revenues. Additionally, prior to July 1, 2003, these agreements contained provisions which permitted the Company to earn bonuses dependent upon the managed entity’s operating results and required the Company to provide the not-for-profit organizations it manages with any necessary working capital or operational funding. These bonuses were recognized as revenue when they were approved and authorized by the respective organization’s board of directors and collection of such amount was determined to be probable. On July 1, 2003, the management agreements were amended to eliminate the bonus and funding provisions.

The Company assesses the likelihood that management fees may be required to be returned to fund operations of these organizations over the average duration of the organizations’ existing contracts with its customers. If the likelihood is other than remote, the Company defers the recognition of all or a portion of the management fees received. To the extent that the Company provides funding to these not-for-profit organizations to fund losses from the operations of these organizations, these amounts are recorded as a reduction of management fee revenues and recognized as management fee revenues when the amounts are ultimately collected from the operating income of the not-for-profit organizations. The Company had no loans outstanding and no deferred revenue related to these not-for-profit organizations at December 31, 2002 or 2003.

Under one management agreement the Company’s management fee is based on a fixed amount per enrolled member served by the not-for-profit organization and its network of providers. The Company records this management fee on a monthly basis based on the contractual fixed amount per enrolled member.

From time to time, the Company enters into consulting agreements with other entities that provide government sponsored social services to, among other things, evaluate and make recommendations with regards to these entities’ management, administrative and operational services. In exchange for these services, the Company receives a fixed fee that is either payable upon completion of the services or a fixed monthly fee. These consulting agreements generally range in duration from one month to four months and are subject to termination by either party at any time, for any reason, upon advanced written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The following table reflects net income (loss) available to common stockholders and earnings (loss) per share had the Company’s stock options been accounted for using the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

	Year ended June 30		Six-month period ended December 31 2002	Year ended December 31 2003
	2001	2002
Net income (loss) available to common stockholders as reported	$151,551	$957,303	$(4,912,678)	$(1,102,859)
Add—Recorded stock compensation	—	—	1,566,536	175,013
Less—Estimated fair value of stock options assumed vested during the period, net of federal income tax benefit	—	—	1,575,126	379,690

Adjusted net income (loss) available to common stockholders	$151,551	$957,303	$(4,921,268)	$(1,307,536)

Earnings (loss) per share:
Basic—as reported	$0.09	$0.53	$(2.42)	$(0.25)

Basic—as adjusted	$0.09	$0.53	$(2.43)	$(0.30)

Diluted—as reported	$0.09	$0.35	$(2.42)	$(0.25)

Diluted—as adjusted	$0.09	$0.35	$(2.43)	$(0.30)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts have been reclassified in prior periods in order to conform with the current period presentation.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, or Interpretation No. 46. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Management believes Interpretation No. 46 does not apply to the Company’s relationships with the not-for-profit organizations it manages.

Segment Disclosures

The Company, through its operating companies or through companies it manages, provides home and community based counseling, foster care, and provider network services to at risk families and children. For the reasons discussed below, all of the Company’s operating companies represent one reportable segment, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s reportable segment.

The Company’s operating companies provide the same services to a common customer group, principally individuals and families. All of the operating companies follow the same operating procedures and methods in managing their operations and each operating company operates in a similar regulatory environment. The management of the Company evaluates performance and allocates resources based on the operating results of the individual operating companies.

2. Goodwill—Adoption of SFAS No. 142

In June 2001, the FASB issued SFAS No. 142, which discontinued the amortization of goodwill and indefinite life intangibles and requires an annual test for impairment based on a comparison of fair values to carrying values. The Company adopted SFAS No. 142 effective July 1, 2001. Accordingly, no goodwill amortization has been recorded subsequent to July 1, 2001. The Company completed a transitional goodwill impairment test upon the adoption of SFAS No. 142 as of July 1, 2001, and determined that the adoption of this provision of the new rules had no impact on the Company’s consolidated financial statements. The Company tests for goodwill impairment at the end of its fiscal year. As such, the Company performed the first annual impairment test as of June 30, 2002 and again as of December 31, 2003 pursuant to the change in the Company’s fiscal year end from June 30 to December 31. The results of these tests determined there was no goodwill impairment.

The following information provides net income adjusted to exclude goodwill amortization expense:

Year ended June 30 2001
Reported net income	$394,124
Add back: Goodwill amortization	160,899

Adjusted net income	$555,023

Adjusted basic and diluted earnings per share	$0.19

Accumulated amortization for goodwill at June 30, 2001 was $404,000.

3. Held-To-Maturity Investments

On September 3, 2003, the Company purchased a $4.0 million zero-coupon bond, at 98.894%, or $3.9 million, issued by the Federal Home Loan Mortgage Corporation. The Company intends to hold the bond until it matures on July 15, 2004 and such bond is presented as held-to-maturity investments in the accompanying consolidated balance sheet. The Company accounts for this investment on an amortized cost basis with a yield to maturity of 1.288%. The following table details the value of the investment at December 31, 2003:

Investment cost	$3,955,760
Amortization at 1.288%	16,800

Net carrying amount	$3,972,560

Estimated market value	$3,976,400
Less:
Net carrying amount	3,972,560

Unrecognized holding gain	$3,840

The Company has not used derivative financial instruments to alter the interest rate characteristics of its held-to-maturity investments, and, thus, has not recorded any gains or losses in accumulated other comprehensive income.

4. Acquisitions

On March 1, 2002, the Company acquired all of the outstanding stock of Camelot Care Corporation (“Camelot”) for a cash payment of $6.7 million, 357,147 shares of the Company’s common stock valued at $312,500, and $3.5 million in promissory notes for a total purchase price of approximately $10.6 million. As a result of this acquisition, management believes that it has improved access to markets in Illinois, Tennessee, Florida, Nebraska, Ohio, Indiana, and Michigan, which allow the Company to leverage its existing operations and experience with other markets. The value of the 357,147 shares was based on management’s estimate of the fair value of the Company’s common shares.

This acquisition has been accounted for using the purchase method of accounting and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated to the assets and liabilities acquired based on an evaluation of their respective fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

On January 9, 2003, the Company acquired all of the outstanding stock of Cypress Management Services, Inc. (“Cypress”) for cash of $1.8 million, $1.0 million in promissory notes payable, $517,300 in amounts payable, and 171,430 shares of the Company’s common stock for a total purchase price of approximately $4.9 million. This acquisition expands the Company’s operations in the State of Florida. The 171,430 shares of the Company’s common stock were valued at $1.7 million based on management’s estimate of the fair value of the Company’s common shares.

The acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of the acquisition has been allocated to the assets and liabilities acquired based on an evaluation of their respective fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

The following represents the Company’s allocation of the purchase price of Cypress:

Consideration:
Cash	$2,151,300
Notes	1,000,000
Common shares	1,714,300
Estimated costs of acquisition	35,900

$4,901,500

Allocated to:
Working capital	$459,963
Intangibles	885,600
Goodwill	3,555,937

$4,901,500

Currently, the goodwill is not expected to be tax deductible.

In connection with the acquisition of Cypress, the Company acquired the rights to a management agreement with Intervention Services, Inc., a not-for-profit social services provider. The value of this management agreement was independently valued at $585,600 and allocated to intangible assets. The value of this agreement will be amortized over 10 years concurrently with the term of the management agreement. Also, in connection with the acquisition of Cypress, the Company established a two year non-compete agreement with the seller for $300,000. The value of the non-compete agreement will be amortized over the next two years.

Effective January 1, 2004, the Company acquired the remaining 50% interest in and became the sole owner of Rio Grande Management Company, LLC, a joint venture limited liability company, for cash of $820,000. This joint venture was formed in September 2001 by the Company and the ten agencies whose members comprise the board of a not-for-profit organization that provides community based social and mental health network services in New Mexico. As a result of this acquisition, the Company acquired all of Rio Grande Management’s rights under its management agreement with the not-for-profit organization pursuant to which it manages the not-for-profit organization’s operations in return for a management fee per network member per month. This acquisition has been accounted for using the purchase method of accounting.

Effective as of January 1, 2004, the Company acquired all of the outstanding stock of Dockside Services, Inc. (“Dockside”) for cash of $3.4 million (less $300,000 which was placed into escrow as security for any working capital adjustments) and $1.0 million in promissory notes, for a total purchase price of $4.4 million. This acquisition expands the Company’s operations in the states of Indiana and Michigan.

This acquisition has been accounted for using the purchase method of accounting and the results of operations will be included in the Company’s consolidated financial statements from the date of acquisition. The cost of the acquisition has been preliminarily allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$3,400,000
Notes	1,000,000

$4,400,000

Allocated to:
Property and equipment	$49,000
Intangibles	5,000
Goodwill	4,346,000

$4,400,000

Currently, the above goodwill is not expected to be tax deductible.

Changes in goodwill were as follows:

Balance at June 30, 2001	$1,374,235
Camelot acquisition	11,068,632
Subsequent recognition of certain Camelot deferred tax assets	(250,000)

Balance at June 30, 2002	12,192,867
Adjustment to estimated costs of Camelot acquisition	209,056
Subsequent recognition of certain Camelot deferred tax assets	(214,000)

Balance at December 31, 2002	12,187,923
Cypress acquisition	3,555,937
Final working capital settlement for Camelot acquisition	246,338
Subsequent recognition of certain Camelot deferred tax assets	(2,560,928)

Balance at December 31, 2003	$13,429,270

5. Detail of Certain Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31
		2002	2003
Land	—	$20,000	$20,000
Building	39 years	327,187	327,187
Furniture and equipment	3-7 years	1,888,437	3,023,389

		2,235,624	3,370,576
Less accumulated depreciation		1,117,071	1,598,375

		$1,118,553	$1,772,201

Intangible assets consisted of the following:

	Estimated Useful Life	December 31
		2002	2003
Management contracts	10 Yrs	$386,000	$971,600
Non-compete agreement	2 Yrs	—	300,000

		386,000	1,271,600
Less accumulated depreciation		38,600	285,760

Net intangible assets		$347,400	$985,840

Amortization expense is estimated to be approximately $247,000 for 2004 and $97,000 for each of the next four years.

Accrued expenses consisted of the following:

	December 31
	2002	2003
Accrued compensation	$1,878,920	$2,417,010
Other	2,206,308	2,315,050

	$4,085,228	$4,732,060

6. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31
	2002	2003
Subordinated note to stockholder, 4.0%, interest payable quarterly with semi-annual principal payments of $700,000	$—	$3,500,000
$10,000,000 revolving note, prime plus 2.0% (effective rate of 6% at December 31, 2003) through December 2006, at which time the principal is due	—	93,661
$8,000,000 revolving note, prime plus 2.5%, extinquished January 9, 2003	3,289,304	—
$7,000,000 secured term notes, 13.5% interest payable monthly, extinguished August 22, 2003	7,000,000	—
8% unsecured convertible notes to former stockholders of acquired company, interest payable quarterly, extinguished August 22, 2003	3,500,000	—
6% unsecured convertible notes to former stockholders of acquired company, interest payable quarterly, extinguished August 22, 2003	264,680	—
Note payable to a bank, 9.5%, monthly interest and principal payments of $2,400 through March 2008, secured by land and building	228,541	—
Other	32,102	—

	14,314,627	3,593,661
Less current portion	3,571,258	1,493,661

	$10,743,369	$2,100,000

On January 9, 2003, the Company entered into a new loan and security agreement with Healthcare Business Credit Corporation, which provides for a $10.0 million revolving line of credit, a $10.0 million acquisition line of credit, and a $1.0 million term loan. The amount the Company may borrow under the revolving line of credit is subject to the availability of a sufficient amount of accounts receivable at the time of borrowing. Advances under the acquisition line of credit are subject to the lender’s approval. Proceeds initially borrowed under the revolving line of credit portion of this new credit facility were used to repay and terminate the previous revolving line of credit with a former lender. Until its amendment in September 2003, the Company’s credit facility was secured by substantially all of the Company’s assets as well as certain of its managed entities’ assets.

On September 30, 2003, the Company’s loan and security agreement was amended to release the not-for-profit organizations managed by the Company as co-borrowers under the loan agreement and extend the maturity date of the term loan portion of the Company’s facility through December 1, 2006. In addition, these not-for-profit organizations established separate stand alone credit facilities. While the Company does not guarantee any portion of these stand alone credit facilities, it has agreed to subordinate its management fee receivables in the event of a default under these stand alone credit facilities. The provisions of the amended loan agreement with respect to the revolving line of credit remained the same as set forth in the original loan and security agreement described above. The Company is required to maintain certain financial covenants under the credit facility and, at December 31, 2003, the Company was in compliance with such covenants. At December 31, 2003, the Company’s available credit under the credit facility was $8.0 million.

Upon the consummation of the Company’s initial public offering, all of the principal and accrued interest related to certain of the Company’s debt facilities and obligations prior to the offering were paid using the net proceeds from the offering. Also, in connection with the initial public offering, all convertible instruments issued pursuant to the debt agreements were converted into shares of the Company’s common stock except for a note in the principal amount of $1.4 million, which was redeemed for $1.5 million with the proceeds of the initial public offering.

In connection with the Company’s initial public offering, the Company agreed to pay Eos Partners SBIC and Eos Partners SBIC II, holders of the Company’s mandatorily redeemable convertible preferred stock, a consent fee in the aggregate amount of $3.5 million. The consent fee was paid pursuant to subordinated notes which bore interest at the rate of 4% per annum and were payable in five equal semi-annual principal payments beginning June 30, 2004 and ending June 30, 2006. Interest was payable in quarterly payments every March 31, June 30, September 30 and December 31. The notes were prepayable, without penalty, at any time by the Company and were mandatorily prepayable from proceeds of an equity offering which resulted in aggregate net proceeds to the Company of at least $15.0 million and from the incurrence or existence of certain debts in an aggregate amount in excess of $15.0 million. On January 27, 2004, the Company prepaid the entire outstanding balance and related accrued interest related to these subordinated notes.

On March 1, 2002, the Company entered into a mezzanine loan and security agreement for a $7.0 million secured term loan pursuant to which it issued notes in the aggregate principal amount of $7.0 million. The notes were secured by accounts receivable and personal and intangible property of the Company and its affiliated not-for-profit entities. In connection with the issuance of these secured notes, the Company issued warrants to the lenders to purchase 615,080 shares of the Company’s common stock at an exercise price of $0.035 per share and 7 shares of the Company’s Series E preferred stock at an exercise price of $0.01 per share.

These warrants were to expire in March 2012 and were estimated by management to have no fair value at the date of issuance.

The warrants provided that if any portion of the secured term notes were outstanding on March 1, 2004 and if the Company’s consolidated EBITDA (as defined in the loan agreement) for the fiscal year ending June 30, 2003 was less than $6.0 million, such warrants could be increased to 859,159 shares of the Company’s common stock. Alternatively, if the secured term notes were paid in their entirety prior to March 1, 2004, such warrants could be decreased to 392,224 shares of the Company’s stock. Additionally, upon the earlier of a Liquidity Event (as defined in the loan agreement) or March 1, 2007, if the fair market value of the number of shares issued to the secured term note holders was less than $4.2 million, the warrants were to be increased to a number of shares that would result in a fair market value of $4.2 million, but in no event more than 615,080 shares. Further, the Company issued to the secured term note holders a right and option to sell the Company (a put option) the shares issuable upon exercise of the warrants at the current fair market value beginning March 1, 2007 and continuing for a period of five years thereafter. At December 31, 2002, the fair value of this put option was estimated to be approximately $3.6 million and was reflected as put warrant obligation in the accompanying consolidated balance sheet. In connection with the Company’s initial public offering, the Company repaid this $7.0 million mezzanine loan and, as a reorganization in connection with the initial public offering, the mezzanine lenders’ common stock warrants and preferred stock warrants were exchanged for 434,578 shares of the Company’s common stock. As a result of the repayment of the mezzanine loan, the Company wrote off approximately $412,000 in deferred financing costs, which were being amortized over the life of the loan.

7. Common Stock

On May 19, 2003, the Company effected a 1 for 3.5 reverse stock split for its outstanding common shares and increased its authorized shares of Class A common stock. All stockholders’ equity balances and disclosures in the accompanying consolidated financial statements have been retroactively restated for such reverse stock split. The effect of the reverse stock split was to transfer an amount equal to the par value of the difference between the previously issued shares and the new shares issued from common stock to additional paid-in-capital. Commensurate with the consummation of the Company’s initial public offering on August 22, 2003 and the adoption of the Company’s second amended and restated certificate of incorporation and amended and restated bylaws, all of the outstanding shares of the Company’s Class A common stock and Class B common stock were converted into shares of the Company’s common stock.

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Upon consummation of the Company’s initial public offering on August 22, 2003, and after (i) the conversion of all outstanding Series A preferred stock, Series B preferred stock and Series D preferred stock into the Company’s common stock, (ii) the exchange of the mezzanine lender’s Series E preferred stock warrants and common stock purchase warrants for shares of the Company’s common stock, (iii) the exercise of all other outstanding warrants, and (iv) the conversion into the Company’s common stock or redemption of all outstanding convertible promissory notes, there were 8,481,839 shares of the Company’s common stock outstanding (including 135,501 treasury shares) and no shares of preferred stock outstanding.

Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to vote together as a class on all matters submitted to a vote of the Company’s stockholders and are entitled to any dividends that may be declared by the Company’s board of directors. The Company’s common stockholders do not have cumulative voting rights. Upon the Company’s dissolution, liquidation or winding up, holders of the Company’s common stock are entitled to share ratably in the Company’s net assets after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. The Company’s common stockholders do not have preemptive rights to purchase shares of the Company’s stock. The issued and outstanding shares of the Company’s common stock are not subject to any redemption provisions and are not convertible into any other shares of the Company’s capital stock. All outstanding shares of the Company’s common stock are, and the shares of common stock to be issued in any future offering will be, upon payment therefor, fully paid and non-assessable. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock we may issue in the future.

8. Preferred Stock

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

9. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended June 30		Six-month period ended December 31		Year ended December 31 2003
	2001	2002	2001	2002
Numerator:
Net income (loss)	$394,124	$1,343,703	$555,774	$(4,719,478)	$2,646,155
Preferred stock dividends	242,573	386,400	193,200	193,200	3,749,014

Numerator for basic earnings per share—income (loss) available to common shareholders	151,551	957,303	362,574	(4,912,678)	(1,102,859)
Effect of dilutive securities:
Preferred stock dividends	—	282,400	141,200	—	—

Numerator for diluted earnings per share—income (loss) available to common shareholders after assumed conversions	$151,551	$1,239,703	$503,774	$(4,912,678)	$(1,102,859)

Denominator:
Denominator for basic earnings per share—weighted-average shares	1,671,906	1,791,280	1,671,906	2,029,053	4,432,043
Effect of dilutive securities:
Preferred stock conversion	—	1,507,967	1,507,967	—	—
Warrants	—	196,825	—	—	—

Dilutive potential common shares	—	1,704,792	1,507,967	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversion	1,671,906	3,496,072	3,179,873	2,029,053	4,432,043

Basic earnings per share	$0.09	$0.53	$0.22	$(2.42)	$(0.25)

Diluted earnings per share	$0.09	$0.35	$0.16	$(2.42)	$(0.25)

For all periods prior to December 31, 2002, all of the employee options to purchase shares of common stock at exercise prices of $3.50, $4.73, and $7.00, and warrants to purchase 26,786, 10,296, and 26,455 shares of common stock at $2.80, $4.73, and $4.73 were not included in the computation of diluted earnings per share as the exercise price of these securities was greater then the estimated fair value of the common shares and, therefore, the effect of these options and warrants would be antidilutive. For the fiscal year ended June 30, 2002 and the six-month period ended December 31, 2002, warrants to purchase 42,328 shares of common stock at $4.73 were also not included in the dilutive calculation as the effect would be antidilutive.

For the fiscal year ended June 30, 2001 and for the six-month period ended December 31, 2002, all series of the convertible preferred stock, and for the fiscal year ended June 30, 2002, the Series D convertible preferred stock, were not included in the computation of diluted earnings per share as the effect of these preferred shares would be antidilutive. For the fiscal year ended June 30, 2001 and 2002, and the six-month period ended December 31, 2002, the 6% unsecured convertible notes and for the fiscal year ended June 30, 2002 and for the six-month period ended December 31, 2002 the 8% unsecured convertible notes were not included in the computation of diluted earnings per share as the inclusion of such would be antidilutive. All components of the diluted calculation were antidilutive for the six-month period ended December 31, 2002 and the year ended December 31, 2003.

10. Leases

The Company leases several buildings under noncancelable operating leases that expire in various years. The Company also leases certain office equipment and furniture under capital leases (cost of $293,755 and accumulated amortization of $65,865 at December 31, 2003, and cost of $714,673 and accumulated amortization of $502,433 at December 31, 2002). Amortization of leased assets is included in depreciation and amortization expense in the consolidated statements of operations.

Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2003:

	Capital Leases	Operating Leases
2004	$124,471	$1,583,182
2005	119,505	1,265,471
2006	39,974	820,041
2007	—	280,490
Thereafter	—	76,906

	283,950	$4,026,090

Less amounts attributable to interest	56,060

Present value of net minimum lease payments (including current portion of $88,597	$227,890

Rent expense related to the operating leases was approximately $732,000, $1.1 million, $1.2 million, and $1.6 million, for fiscal years ended June 30, 2001 and 2002, the six-month period ended December 31, 2002, and for the year ended December 31, 2003, respectively.

11. Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (“IRC”) for virtually all employees. Under the 401(k) plan, employees may elect to defer up to 15% of their compensation, subject to Internal Revenue Service limitations. The Company, at its discretion, may make a matching contribution to the plan. The Company’s contributions to the plan were $0, $36,000, $16,000 and $51,000, for the fiscal years ended June 30, 2001 and 2002, the six-month period ended December 31, 2002, and for the year ended December 31, 2003, respectively.

12. Stock Option and Incentive Plans

The Company maintains a Stock Option and Incentive Plan (the “1997 Plan”) and the 2003 Stock Option Plan (“2003 Plan”), which provide for the issuance of options to key employees and directors. The 1997 Plan and the 2003 Plan authorized the issuance of options to purchase up to an aggregate of 428,572 and 500,000 shares of common stock, respectively. The 1997 Plan provided for the issuance of 142,857 options each exercisable for one share of common stock at $3.50 per share, 142,857 options each exercisable for one share of common stock at $4.73 per share, and 142,857 options each exercisable for one share of common stock at $7.00 per share. The 2003 Plan provides for the issuance of up to 500,000 options each exercisable for one share of common stock at the last reported sale price per share of the Company’s common stock on the Nasdaq National Market on the date of grant of the option. All options expire ten years from the grant date. As of December 31, 2003, there were 303,336 options outstanding under the 1997 Plan, and 140,000 options outstanding under the 2003 Plan. In addition, at December 31, 2003, the Company had reserved 360,000 shares of common stock for issuance upon exercise of future stock options granted under the 2003 Plan. No further options may be issued under the 1997 Plan.

The following table summarizes the transactions of the Company’s 1997 and 2003 Plans:

	Year ended June 30
					Six-month period ended December 31 2002		Year ended December 31 2003
	2001		2002
	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
Outstanding at beginning of period	170,245	$3.78	235,443	$3.99	279,678	$4.10	306,916	$5.00
Granted	102,714	4.41	92,571	4.31	124,381	6.33	140,000	13.43
Exercised	—	—	—	—	—	—	(381)	3.50
Forfeited	(37,516)	4.20	(48,336)	3.96	(97,143)	3.99	(3,199)	3.93

Outstanding at end of year	235,443	$3.99	279,678	$4.10	306,916	$5.00	443,336	$7.65

Exercisable at end of year	159,919	$3.82	194,916	$3.99	167,331	$4.61	303,028	$6.64

Weighted-average remaining contractual life		7.9 yrs		7.6 yrs		8.5 yrs		8.3 yrs

Weighted-average fair value of options granted		$—		$—		$5.11		$16.33

Available for grant at end of year		50,271		6,036		121,656		360,000

SFAS No. 123 requires the Company to disclose pro forma information regarding net income (loss) as if the Company had accounted for stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the “minimum value” method with the following weighted-average assumptions for fiscal years ended June 30, 2001 and 2002, and for the six-month period ended December 31, 2002: risk-free interest rate of 5.67%, 5.45%, and 4.83%, respectively, dividend yield of 0%, and a expected life of the options of five years. For the fiscal year ended December 31, 2003, the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.5%, dividend yield of 0%, expected life of the options of five years and expected volatility of 43%.

Had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have changed by the amortization of the estimated fair value of stock options over the applicable vesting period of such awards as presented in Note 1. Those pro forma disclosures may not be representative of similar future disclosures because additional options may be granted in future years and the computations used to estimate the fair value of the stock options are subject to significant subjective assumptions, any one or all of which may differ in material respects from actual amounts.

In October 2002, the Company issued 141,905 shares of common stock at $.04 per share, to three key management personnel. The Company recognized stock compensation expense for these shares during the six-month period ended December 31, 2002 totaling $1,419,000. In accordance with Staff Accounting Bulletin (“SAB”) 98, these shares have been included as outstanding in both the basic and diluted earnings per share calculations for all periods presented.

During the six-month period ended December 31, 2002, the Company granted options to purchase 24,286, 4,857, and 95,238 shares of the Company’s common stock at exercise prices of $3.50, $4.73, and $7.00 per share, respectively, to certain employees. As a result, the Company has total deferred stock compensation of $469,000, of which $148,000 and $175,000 has been recognized as stock compensation expense for the six-month period ended December 31, 2002 and the year ended December 31, 2003, as the exercise price of these options is less than the estimated fair value of the Company’s common stock at the grant date.

Included in client service expense are $869,000 and $89,000, and included in general and administrative expense are $698,000 and $86,000 of stock compensation expense for the six months ended December 31, 2002 and the year ended December 31, 2003, respectively.

13. Income Taxes

The federal and state income tax provision (benefit) is summarized as follows:

	Year ended June 30		Six-month period ended December 31 2002	Year ended December 31 2003
	2001	2002
Federal:
Current	$—	$7,795	$—	$609,418
Deferred	—	(272,000)	133,148	789,027

	—	(264,205)	133,148	1,398,445

State
Current	15,195	37,745	33,760	267,135
Deferred	—	(28,000)	12,700	26,224

Total provision (benefit) for income taxes	$15,195	$(254,460)	$179,608	$1,691,804

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year ended June 30		Six-month period ended December 31 2002	Year ended December 31 2003
	2001	2002
Statutory rates	35%	35%	34%	34%

Federal income tax at statutory rates	$143,262	$381,235	$(1,543,556)	$1,474,906
Change in valuation allowance	(143,262)	(701,441)	—	(225,840)
State income taxes, net of federal benefit	15,195	37,745	34,982	207,528
Stock option expense	—	—	448,704	—
Put warrant obligation	—	—	1,213,541	214,459
Other	—	28,001	25,937	20,751

Provision (benefit) for income taxes	$15,195	$(254,460)	$179,608	$1,691,804

Effective income tax rate	4%	(23%)	4%	39%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$3,183,000	$2,158,000
Noncompete agreement	65,000	73,000
Accounts receivable	97,000	19,000
Depreciation	135,000	101,000
Accrued items and prepaids	246,000	182,000
Nonqualified stock options	55,000	88,000
Other	18,000	18,000

	3,799,000	2,639,000

Deferred tax liabilities:
Cash to accrual adjustment for acquired entity	—	107,000
Goodwill	101,000	89,000

	101,000	196,000

Net deferred tax assets	3,698,000	2,443,000
Less valuation allowance	(3,071,000)	(283,000)

Net deferred taxes	$627,000	$2,160,000

Net current deferred tax assets	$627,000	$617,000
Net noncurrent deferred tax assets	—	1,543,000

	$627,000	$2,160,000

During the year ended December 31, 2003, $2.9 million of federal net operating losses and $1.3 million of state net operating losses were utilized.

At December 31, 2003, the Company has future tax benefits of $2.1 million related to $5.6 million of available federal net operating loss carryforwards which expire in years 2012 through 2021 and $9.3 million of state net operating loss carryforwards which expire in 2006 through 2020. Approximately $5.1 million of the federal net operating loss carryforwards result from the Camelot acquisition. The future use of these net operating loss carryforwards is limited on an annual basis.

The net change in the total valuation allowance for the year ending December 31, 2003 was a reduction of $2.8 million. The reduction included the elimination of the remaining $2.6 million valuation allowance related to Camelot’s net operating loss carryforwards and other deferred tax assets that existed at the date of acquisition and the elimination of the remaining $226,000 valuation allowance related to Company generated net operating loss carryforwards. The reduction in the valuation allowance related to the Camelot deferred tax assets was recorded as a reduction to goodwill under the purchase accounting rules. The $226,000 valuation allowance reduction was recorded as a reduction to the income tax provision since it was originally recorded as an adjustment to the income tax provision. The reduction of these valuation allowances was based on the Company’s conclusion, at December 31, 2003, that it is more likely than not that these assets will be realized based upon projected future earnings. The remaining valuation allowance of $283,000 relates to the state tax net operating loss carryforwards for which the Company has concluded that it is more likely than not that these state tax operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

In connection with the acquisition of Cypress, the Company recorded a deferred tax liability of $213,000 for the difference in the tax and book bases of the assets acquired.

14. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company provides management services under long-term management agreements and has certain relationships with certain tax exempt organizations under Section 501(c)(3) of the Internal Revenue Code, including certain debt arrangements. While recent actions of certain tax authorities have challenged whether similar relationships by other organizations may violate the federal tax exempt status of not-for-profit organizations, management is of the opinion that its relationships with these tax exempt organizations do not violate their tax exempt status and any unfavorable outcomes would not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

15. Transactions with Related Parties

In June 1999, the Company was issued a promissory note by a not-for-profit affiliate in the amount of $461,342. The note bears interest at a rate of 9% per annum and is due in June 2004. Interest income of $41,520, $41,520, $20,760, and $24,520 was recorded for the years ended June 30, 2001 and 2002, the six-month period ended December 31, 2002 and the year ended December 31, 2003, respectively.

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the chairman of the board of Qualifacts Systems, Inc. Qualifacts is a specialized health care information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and continues for five years. This agreement may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. Qualifacts provided the Company services and the Company incurred expenses in the amount of $162,000, $179,000 and $334,000 for the fiscal year ended June 30, 2002, the six months ended December 31, 2002 and the year ended December 31, 2003, respectively.

Upon the Company’s acquisition of Camelot and Cypress, Mr. McCusker, one of the Company’s directors and the Company’s chief executive officer, became an executive officer of Camelot Community Care, Inc. and Intervention Services, Inc., the not-for-profit, tax exempt organizations whose operations were managed by Camelot and Cypress respectively, at the time the Company acquired them (and are now managed by the Company), until he resigned from such positions in July 2003. The Company provided management services to Camelot Community Care, Inc. pursuant to the Company’s management agreement for consideration in the amount of $888,000, $951,000 and $3.0 million for the fiscal year ended June 30, 2002, the six months ended December 31, 2002 and the year ended December 31, 2003, respectively. The Company provided management services to Intervention Services, Inc. pursuant to the Company’s management agreement in the amount of $1.7 million for the year ended December 31, 2003.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2003 covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary its procedures and controls.

PART III

This Part III incorporates certain information from our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which for purposes of this report we refer to as our 2004 Proxy Statement, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report on Form 10-K. Notwithstanding such incorporation, the Audit Committee Report, Compensation Committee Report and the graph showing performance of our stock and other information in the 2004 Proxy Statement that is not required to be included in this Part III shall not be deemed to be incorporated by reference into or filed as part of this report.

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item relating to our executive officers is set forth in Part I, Item 4A, of this report under the caption “Executive Officers of the Registrant” and is hereby incorporated by reference. All other information required by this Item is incorporated by reference from our 2004 Proxy Statement.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controller and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Kate Blute, Director of Investor and Public Relations, at The Providence Service Corporation, 5524 East Fourth Street, Tucson, AZ, 85711.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference from our 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is incorporated by reference from our 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference from our 2004 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference from our 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2003 and 2002;

•	Consolidated Statements of Operations for the fiscal year ended December 31, 2003, six months ended December 31, 2002 and 2001 and the fiscal years ended June 30, 2002 and 2001;

•	Consolidated Statements of Changes in Preferred Stock and Stockholders’ (Deficit) Equity at December 31, 2003, 2002 and June 30, 2002, 2001 and 2000; and

•	Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2003, six months ended December 31, 2002 and 2001 and the fiscal years ended June 30, 2002 and 2001.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year ended December 31, 2003:
Allowance for doubtful accounts	$79,978	$48,116	$—	$59,436	(1)	$68,658
Valuation allowance	3,071,000	—	—	2,788,169		282,831

Total	$3,150,978	$48,116	$—	$2,847,605		$351,489

Six months ended December 31, 2002:
Allowance for doubtful accounts	$142,399	$(10,518)	$—	$51,903	(1)	$79,978
Valuation allowance	4,696,000	—	—	1,625,000		3,071,000

Total	$4,838,399	$(10,518)	$—	$1,676,903		$3,150,978

Year ended June 30, 2002:
Allowance for doubtful accounts	$109,276	$130,379	$—	$97,256	(1)	$142,399
Valuation allowance	530,000	4,696,000	—	530,000		4,696,000

Total	$639,276	$4,826,379	$—	$627,256		$4,838,399

Year ended June 30, 2001:
Allowance for doubtful accounts	$8,326	$173,080	$—	$72,130	(1)	$109,276
Valuation allowance	843,300	—	—	313,300		530,000

Total	$851,626	$173,080	$—	$385,430		$639,276

Notes:

(1)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number		Description

2.1	(1)	Stock Exchange Agreement and Plan of Reorganization by and Among The Providence Service Corporation, Parents and Children Together, Inc., Regina Murphy-Darling, Pamela Clark-Raines and Fletcher McCusker dated as of February 5, 1997. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2	(1)	Amendment to the Stock Exchange Agreement and Plan of Reorganization, dated as of February 5, 1997, by and Among The Providence Service Corporation, Parents and Children Together, Inc., Regina Murphy-Darling, Pamela Clark-Raines and Fletcher McCusker dated as of November 25, 1997.

2.3	(1)	Stock Purchase Agreement by and between The Providence Service Corporation, Family Preservation Services, Inc. and Richard P. Little, Parker Nielsen and Karen Percy dated as of November 26, 1997. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4	(1)	Settlement Agreement among The Providence Service Corporation, Richard P. Little, Parker Nielsen, Robert Nielsen and Karen Percy dated as of March 25, 1999.

2.5	(1)	Agreement and Plan of Merger by and among The Providence Service Corporation, Camelot Acquisition Corporation, Camelot Care Corporation, Inc., Steven I. Geringer, as Shareholders’ Representative, dated as of December 11, 2001, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6	(1)	Stock Purchase Agreement by and among The Providence Service Corporation, Ira Ehrlich and Cypress Management Services, Inc., dated as of January 3, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1	(1)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation.

3.2	(1)	Amended and Restated Bylaws of The Providence Service Corporation.

10.1	(3)	Loan and Security Agreement by and among The Providence Service Corporation and Healthcare Business Credit Corporation dated as of January 9, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.2	(3)	Amended and Restated Loan and Security Agreement by and among The Providence Service Corporation and Healthcare Business Credit Corporation dated as of September 30, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

+10.3	(1)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.4	(1)	2003 Stock Option Plan.

+10.5	(1)	Employment Agreement by and between The Providence Service Corporation and Fletcher McCusker dated as of March 31, 2003.

+10.6	(1)	Employment Agreement by and between The Providence Service Corporation and William Boyd Dover, dated as of March 31, 2003.

+10.7	(1)	Employment Agreement by and between The Providence Service Corporation and Michael N. Deitch, dated as of March 31, 2003.

+10.8	(1)	Employment Agreement by and between The Providence Service Corporation and Craig A. Norris, dated as of March 31, 2003.

+10.9	(1)	Employment Agreement by and between The Providence Service Corporation and Martin James Favis, dated as of March 31, 2003.

+10.10	(1)	Employment Agreement by and between The Providence Service Corporation and Mary J. Shea, dated as of March 31, 2003.

10.11	(2)	Second Amended and Restated Registration Rights Agreement by and among The Providence Service Corporation, Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Petra Mezzanine Fund, L.P., Harbinger Mezzanine Partners, L.P., Geringer Family Trust u/a June 26, 1996, Lynn C. Chalache, Jane B. Terrell and Jill MacAlister, dated as of July 30, 2003.

10.12	(2)	Fee for Service and Risk-Based Subcontract Agreement Children Services Contract A0108 by and between Community Partnership of Southern Arizona and The Providence Service Corporation, dated as of August 22, 2001.

10.13	(4)	Fee for service and Risk-Based Subcontract Agreement Children Services Contract A0308 by and between Community Partnership of Southern Arizona and The Providence Service Corporation, effective as of July 1, 2003.

21.1	(1)	Subsidiaries of the Registrant.

23		Consent of Ernst & Young LLP.

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(2)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 333-106286) filed with the Securities and Exchange Commission on July 31, 2003.
(3)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 dated November 12, 2003 filed with the Securities and Exchange Commission on November 12, 2003.
(4)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-113264) filed with the Securities Exchange Commission on March 4, 2004.

(b) Reports on Form 8-K:

•	On November 12, 2003, we furnished a report on Form 8-K relating to financial information for the quarter ended September 30, 2003, and forward-looking statements relating to 2004 and the fourth quarter of 2003, as presented in a press release of November 10, 2003.

•	On November 12, 2003, we furnished a report on Form 8-K relating to an announcement that Fletcher Jay McCusker, Providence’s Chief Executive Officer, was scheduled to present at the SunTrust Robinson Humphrey Business & Technology Services Conference in New York, New York on November 13, 2003. A copy of the script of an interview with Mr. McCusker that was disseminated to conference attendees and the presentation materials that were used by Mr. McCusker in his presentation were attached as exhibits to the report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer

Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ FLETCHER JAY MCCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARK L. FIRST Mark L. First	Director

/s/ STEVEN I. GERINGER Steven I. Geringer	Director

/s/ HUNTER HURST, III Hunter Hurst, III	Director

/s/ KRISTI L. MEINTS Kristi L. Meints	Director

/s/ RICHARD SINGLETON Richard Singleton	Director