Form 10-Q
period 2004-03-31
PROVIDENCE SERVICE CORP
filed 2004-05-06
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 5, 2004, there were outstanding 9,278,054 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31 2003	March 31 2004
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,004,235	$9,056,051
Accounts receivable, net of allowance of $69,000 and $97,000	9,199,114	10,984,279
Held-to-maturity investments	3,972,560	3,985,580
Management fee receivable	3,577,287	3,099,741
Prepaid expenses and other	946,131	1,042,187
Deferred tax asset	617,444	617,444

Total current assets	33,316,771	28,785,282
Property and equipment, net	1,772,201	1,782,953
Note receivable from not-for-profit affiliate	407,341	407,341
Goodwill	13,429,270	18,446,853
Intangible assets, net	985,840	1,239,420
Deferred tax asset	1,543,050	1,543,050
Other assets	1,833,320	1,205,200

Total assets	$53,287,793	$53,410,099

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,001,315	$1,526,364
Accrued expenses	4,732,060	5,753,793
Current portion of capital lease obligations	88,597	92,816
Current portion of long-term obligations	1,493,661	—

Total current liabilities	7,315,633	7,372,973
Capital lease obligations, less current portion	139,293	114,444
Long-term obligations, less current portion	2,100,000	1,000,000

Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 8,481,839 and 8,529,531 issued and outstanding (including treasury shares)	8,482	8,530
Additional paid-in capital	51,772,612	52,040,555
Accumulated deficit	(7,929,665)	(6,827,657)

	43,851,429	45,221,428
Less 135,501 and 146,905 treasury shares, at cost	118,562	298,746

Total stockholders’ equity	43,732,867	44,922,682

Total liabilities and stockholders’ equity	$53,287,793	$53,410,099

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31
	2003	2004
Revenues:
Home and community based services	$9,516,445	$12,973,947
Foster care services	2,538,244	3,258,900
Management fees	1,359,262	2,221,814

	13,413,951	18,454,661
Operating expenses:
Client service expense	10,468,503	13,749,970
General and administrative expense	1,244,631	2,563,194
Depreciation and amortization	269,092	228,162

Total operating expenses	11,982,226	16,541,326

Operating income	1,431,725	1,913,335

Other (income) expense:
Interest expense	553,003	118,555
Interest income	(8,757)	(41,900)
Equity in earnings of unconsolidated affiliate	(57,023)	—

Income before income taxes	944,502	1,836,680
Provision for income taxes	358,911	734,672

Net income	585,591	1,102,008
Preferred stock dividends	96,600	—

Net income available to common stockholders	$488,991	$1,102,008

Earnings per common share:
Basic	$0.22	$0.13

Diluted	$0.12	$0.13

Weighted-average number of common shares outstanding:
Basic	2,185,384	8,492,573
Diluted	5,407,081	8,785,917

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
	2003	2004
Operating activities
Net income	$585,591	$1,102,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146,055	150,742
Amortization	123,037	77,420
Amortization of deferred financing costs and discount on investment	—	21,400
Stock compensation	43,512	43,158
Equity in earnings of unconsolidated affiliate	(57,023)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(360,445)	(1,785,165)
Management fee receivable	(471,496)	498,087
Prepaid expenses and other	67,781	(176,531)
Accounts payable	(1,231)	525,049
Accrued expenses	182,702	855,522

Net cash provided by operating activities	258,483	1,311,690
Investing activities
Purchase of property and equipment	(124,435)	(130,256)
Acquisition of businesses, net of cash acquired	(1,853,416)	(3,475,762)

Net cash used in investing activities	(1,977,851)	(3,606,018)
Financing activities
Net payments on revolving note	(623,989)	(93,661)
Payments of capital leases	(58,291)	(20,630)
Repayments of short-term debt	—	(1,400,000)
Repayments of long-term debt	—	(2,100,000)
Proceeds from common stock issued pursuant to stock option exercise, net	—	44,649
Public offering costs	(29,369)	(84,214)
Proceeds from short-term debt	672,377	—
Proceeds from long-term debt	1,910,630	—
Debt financing costs	(150,208)	—

Net cash provided by (used in) financing activities	1,721,150	(3,653,856)

Net change in cash	1,782	(5,948,184)
Cash at beginning of period	1,019,171	15,004,235

Cash at end of period	$1,020,953	$9,056,051

Supplemental cash flow information
Notes payable issued for acquisition of businesses	$1,000,000	$1,000,000

Acquisition of property and equipment under capital lease	$37,000	$—

Common stock issued for acquisitions	$1,714,290	$—

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in The Providence Service Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

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

Restricted Cash

At December 31, 2003 and March 31, 2004, the Company had $447,500 of restricted cash of which $272,500 was included in prepaid expenses and other and $175,000 was included in noncurrent other assets in the accompanying consolidated balance sheets. The restricted cash serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. The cash is held in custody by the Bank of Tucson, is restricted as to withdrawal or use, and is currently invested in money market funds.

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The following table reflects net income available to common stockholders and earnings per share had the Company’s stock options been accounted for using the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”):

	Three months ended March 31
	2003		2004
Net income available to common stockholders as reported	$488,991		$1,102,008
Add—Recorded stock compensation, net of federal income tax benefit	28,719	(1)	25,895
Less—Estimated fair value of stock options assumed vested during the period, net of federal income tax benefit	34,467	(1)	214,826

Adjusted net income available to common stockholders	$483,243	(1)	$913,077

Earnings per share:
Basic—as reported	$0.22		$0.13

Basic—as adjusted	$0.22		$0.11

Diluted—as reported	$0.12		$0.13

Diluted—as adjusted	$0.12		$0.10

(1)	During the three months ended March 31, 2004, the following error was discovered and corrected. For the three months ended March 31, 2003, the recorded stock compensation and estimated fair value of stock options assumed vested during the period were not presented net of federal income tax benefit in previously issued financial statements. The effect of this correction on the adjusted net income available to common stockholders for the three months ended March 31, 2003 was a decrease of $3,000. The effect on the basic and diluted—as adjusted earnings per share related to this correction was immaterial.

Reclassification

Certain amounts have been reclassified in prior periods in order to conform with the current period presentation.

3. Held-To-Maturity Investments

On September 3, 2003, the Company purchased a $4.0 million zero-coupon bond, at 98.894%, or $3.9 million, issued by the Federal Home Loan Mortgage Corporation. The Company intends to hold the bond until it matures on July 15, 2004 and such bond is presented as held-to-maturity investments in the accompanying consolidated balance sheets. The Company accounts for this investment on an amortized cost basis with a yield to maturity of 1.288%. The following table details the value of the investment at March 31, 2004:

Investment cost	$3,955,760
Amortization at 1.288%	29,820

Net carrying amount	$3,985,580

Estimated market value	$3,988,400
Less:
Net carrying amount	3,985,580

Unrecognized holding gain	$2,820

The Company has not used derivative financial instruments to alter the interest rate characteristics of its held-to-maturity investments, and thus has not recorded any gains or losses in accumulated other comprehensive income.

4. Acquisitions

Effective January 1, 2004, the Company acquired the remaining 50% interest in and became the sole owner of Rio Grande Management Company, LLC (“Rio Grande Management”), a joint venture limited liability company, for cash of $820,000 which was prepaid in December 2003. This joint venture was formed in September 2001 by the Company and the ten agencies whose members comprise the board of a not-for-profit organization that provides community based social and mental health network services in New Mexico. As a result of this acquisition, the Company acquired all of Rio Grande Management’s rights under its management agreement with the not-for-profit organization pursuant to which it manages the not-for-profit organization’s operations in return for a management fee per network member per month.

This acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of the acquisition has been allocated to the assets and liabilities acquired based on an evaluation of their respective fair values.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$820,000
Estimated costs of acquisition	5,000

$825,000

Allocated to:
Property and equipment	$6,667
Intangibles	326,000
Goodwill	492,333

$825,000

Currently, the above goodwill is expected to be tax deductible.

On January 1, 2004, the Company acquired all of the outstanding stock of Dockside Services, Inc. (“Dockside”) for cash of $3.4 million (less $300,000 which was placed into escrow as security for any working capital adjustments) and $1.0 million in promissory notes, for a total purchase price of $4.4 million. This acquisition expands the Company’s operations in the states of Indiana and Michigan.

This acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of the acquisition has been preliminarily allocated to the assets and liabilities acquired based on an evaluation of their respective fair values. During the three months ended March 31, 2004, one of the contracts acquired in connection with the acquisition of Dockside was renegotiated with a local government agency. The Company is currently evaluating the effect the contract renegotiation may have, if any, on the value assigned to the customer relationship.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$3,400,000
Notes	1,000,000
Estimated costs of acquisition	159,234

$4,559,234

Allocated to:
Property and equipment	$28,984
Intangibles	5,000
Goodwill	4,525,250

$4,559,234

Currently, the above goodwill is not expected to be tax deductible.

Changes in goodwill were as follows:

Balance at December 31, 2003	$13,429,270
Dockside acquisition	4,525,250
Rio Grande Management acquisition	492,333

Balance at March 31, 2004	$18,446,853

5. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31 2003	March 31 2004
6% unsecured notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 due July 2007	$—	$1,000,000
4% subordinated note to stockholder, repaid in January 2004	3,500,000	—
$10,000,000 revolving note, prime plus 2.0% (effective rate of 6% at March 31, 2004) through December 2006, at which time the principal is due	93,661	—

	3,593,661	1,000,000
Less current portion	1,493,661	—

	$2,100,000	$1,000,000

In connection with the Company’s initial public offering, the Company agreed to pay Eos Partners SBIC and Eos Partners SBIC II, holders of the Company’s mandatorily redeemable convertible preferred stock, a consent fee in the aggregate amount of $3.5 million. The consent fee was paid pursuant to subordinated notes which bore interest at the rate of 4% per annum. The notes were prepayable, without penalty, at any time by the Company and on January 27, 2004, the Company prepaid the entire outstanding balance and related accrued interest related to these subordinated notes.

On January 9, 2003, the Company entered into a new loan and security agreement with Healthcare Business Credit Corporation, which provided for a $10.0 million revolving line of credit, a $10.0 million acquisition term loan, and a $1.0 million term loan. The amount the Company may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to the lender’s approval. Proceeds initially borrowed under the revolving line of credit portion of this new credit facility were used to repay and terminate the previous revolving line of credit with a former lender. Until its amendment in

September 2003, the Company’s credit facility was secured by substantially all of the Company’s assets as well as certain of its managed entities’ assets.

On September 30, 2003, the Company’s loan and security agreement was amended to release the not-for-profit organizations managed by the Company as co-borrowers under the loan agreement and extend the maturity date of the acquisition term loan portion of the Company’s facility through December 1, 2006. In addition, these not-for-profit organizations established separate stand alone credit facilities. While the Company does not guarantee any portion of these stand alone credit facilities, it has agreed to subordinate its management fee receivable in the event of a default under these stand alone credit facilities. The provisions of the amended loan agreement with respect to the revolving line of credit remained the same as set forth in the original loan and security agreement described above. The Company is required to maintain certain financial covenants under the credit facility and, at December 31, 2003 and March 31, 2004, the Company was in compliance with such covenants.

At March 31, 2004, the Company’s available credit under the credit facility was $8.9 million. The Company is required to pay a per annum unused facility fee of 0.5% for any unborrowed amounts under the revolving line of credit and acquisition term loan.

6. Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2003 and March 31, 2004, there were 8,481,839 and 8,529,531 shares of the Company’s common stock outstanding (including 135,501 and 146,905 treasury shares) and no shares of preferred stock outstanding. During the three months ended March 31, 2004, the Company issued 47,692 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 stock option plan.

Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to vote together as a class on all matters submitted to a vote of the Company’s stockholders and are entitled to any dividends that may be declared by the Company’s board of directors. The Company’s common stockholders do not have cumulative voting rights. Upon the Company’s dissolution, liquidation or winding up, holders of the Company’s common stock are entitled to share ratably in the Company’s net assets after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. The Company’s common stockholders do not have preemptive rights to purchase shares of the Company’s stock. The issued and outstanding shares of the Company’s common stock are not subject to any redemption provisions and are not convertible into any other shares of the Company’s capital stock. All outstanding shares of the Company’s common stock are, and the shares of common stock to be issued in any future offering will be, upon payment therefor, fully paid and non-assessable. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock the Company may issue in the future.

7. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31
	2003	2004
Numerator:
Net income	$585,591	$1,102,008
Preferred stock dividends	96,600	—

Numerator for basic earnings per share—income available to common stockholders	488,991	1,102,008
Effect of dilutive securities:
Preferred stock dividends and convertible notes	145,420	—

Numerator for diluted earnings per share—income available to common stockholders after assumed conversions	$634,411	$1,102,008

Denominator:
Denominator for basic earnings per share—weighted-average shares	2,185,384	8,492,573
Effect of dilutive securities:
Preferred stock conversion	1,783,100	—
Warrants	707,757	—
Convertible debt	544,484	—
Common stock options	186,356	293,344

Dilutive potential common shares	3,221,697	293,344

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversion	5,407,081	8,785,917

Basic earnings per share	$0.22	$0.13

Diluted earnings per share	$0.12	$0.13

For the three months ended March 31, 2004, employee stock options to purchase 50,000 and 100,000 shares of common stock at exercise prices of $17.13 and $16.73 were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common shares for the period and, therefore, the effect of these options would be antidilutive.

8. Income Taxes

The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income rate primarily due to nondeductible permanent differences and state income taxes.

9. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company provides management services under long-term management agreements and has certain relationships with certain tax exempt organizations under Section 501(c)(3) of the Internal Revenue Code, including certain debt arrangements. While recent actions of certain tax authorities have challenged whether similar relationships by other organizations may violate the federal tax exempt status of not-for-profit organizations, management is of the opinion that its relationships with these tax exempt organizations do not violate their tax exempt status and any unfavorable outcomes would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Subsequent Events

On April 2, 2004 the Company completed a follow-on offering of common stock in connection with which the Company sold 862,500 shares at an offering price of $15.75 including an over-allotment of 112,500 shares exercised by the Company’s underwriters on that day. The Company received net proceeds of approximately $12.9 million after deducting the underwriting discounts of $712,000, but before deducting other anticipated offering costs estimated to be approximately $750,000.

On May 3, 2004, the Company acquired all of the outstanding stock of Pottsville Behavioral Counseling Group, Inc., a Pennsylvania based social services provider, for cash in the amount of $1.8 million. Also on May 3, 2004, the Company signed a management agreement with The ReDCo Group, a Pennsylvania not-for-profit social services organization that provides home and community based services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of March 31, 2004, we provided services directly and through the entities we manage to over 15,000 clients from 101 locations in 17 states. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and provider managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

Our business is highly dependent on our obtaining contracts with government sponsored entities. When we are awarded a contract to provide services, we may incur expenses such as leasing office space, purchasing office equipment and hiring personnel before we receive any contract payments, and, under some of the large contracts we are awarded, we are required to invest significant sums of money before receiving any contract payments. We are also required to recruit and hire qualified staff to perform the services under contract. We strive to control these start-up costs by leveraging our existing infrastructure to maximize our resources and manage our growth effectively. However, with each contract we are awarded, we face the challenge of quickly and effectively building a client base to generate revenue to recover these costs.

On August 22, 2003, we completed our initial public offering of common stock in connection with which we sold 3.0 million shares at an offering price of $12.00 per share. Additionally, on September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold another 645,000 shares at an offering price of $12.00 per share. We received net proceeds of approximately $36.2 million after deducting the underwriting discounts and offering costs. More recently, on April 2, 2004, we completed a follow-on offering of common stock in connection with which we sold 862,500 shares at an offering price of $15.75 including an over-allotment of 112,500 shares exercised by our underwriters on that day. We received proceeds of approximately $12.9 million after deducting the underwriting discounts of $712,000, but before deducting other anticipated offering costs estimated to be approximately $750,000.

Prior to our initial public offering in 2003, we were largely funded by venture capital and mezzanine debt. We used proceeds from our initial public offering to pay off our then existing long-term debt. Our working capital requirements are now primarily funded by cash from operations. In addition, we have a $10 million revolving line of credit and a $10 million acquisition term loan with Healthcare Business Credit Corporation or HBCC. Proceeds from our initial public offering and follow-on offering as well as our credit facilities with HBCC provide funding for general corporate purposes and potential acquisitions.

How we earn our revenue

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount. These revenues are presented in our financial statements as either revenue from home and community based services or foster care services. Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either a fixed amount per enrolled member or based upon a percentage of the revenue of the managed entity. These revenues are presented in our financial statements as management fees. Because we are responsible for substantially all of the business operations of these entities and our management fees are largely dependent upon their revenues, we also monitor for management and disclosure purposes the revenues of our managed entities. We refer to the revenues of these entities as managed entity revenue. In addition, from time to time, we provide short-term consulting services to other social services organizations for which we receive consulting fees that are a fixed amount per contract. Any such consulting revenues are presented in our financial statements as management fees.

How we grow our business and evaluate our performance

Our business grows internally, through organic expansion into new markets and increases in the number of clients served pursuant to contracts we or our managed entities are awarded, and externally through acquisitions.

We typically pursue organic expansion into markets that are contiguous to our existing markets or where we believe we can quickly establish a significant presence. In January 2004, Camelot Community Care, Inc., one of the not-for-profit entities we manage, was awarded a contract by the Florida Department of Children and Families pursuant to Florida’s Community Based Care Initiative, to provide home and community based social services in the Fort Myers area. The term of the contract is February 1, 2004 through June 30, 2008, and provides for contract payments of up to $22.0 million per year, or $97.5 million over the term. Our management fee in relation to this contract is 10% of Camelot Community Care’s revenue from the contract after deducting pass through costs. When we expand organically, we typically have no clients or perform no management services in the market and are required to incur start-up costs, including the costs of space, required permits and initial personnel. These costs are expensed as incurred, and our new offices can be expected to incur losses for a period of time until we adequately grow our revenue from clients or management fees.

As an alternative to organic expansion, we pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. During the three months ended March 31, 2004, through our acquisitions (described below), we enhanced our presence in Indiana, Michigan and New Mexico. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage in expanding through acquisitions.

In all our markets, we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served as that particular metric is the key driver of our revenue growth. We also focus on the number of employees as that is our most important variable cost and the key to the management of our margins.

Acquisitions

Since December 31, 2003, we have completed the following acquisitions:

•	On January 1, 2004, we acquired all of the outstanding stock of Dockside Services, Inc., an Indiana based provider of youth services, for cash in the amount of $3.4 million and two subordinated promissory notes each in the principal amount of $500,000, for aggregate consideration of $4.4 million. This acquisition expands our home and community based counseling operations in the states of Indiana and Michigan.

•	Effective January 1, 2004, we acquired the remaining 50% interest in Rio Grande Management Company, LLC, or Rio Grande Management, for cash in the amount of $820,000 which was prepaid in December 2003. Rio Grande Management was originally formed as a joint venture limited liability company in September 2001, with us owning 50% of its interests and the ten agencies whose members comprise the board of Rio Grande Behavioral Health Services, Inc., a not-for-profit social services provider, collectively owning the remaining 50% interest. Rio Grande Behavioral Health Services provides community based social and mental health network services in New Mexico, and Rio Grande Management manages those operations in return for a management fee per network member per month. By acquiring the interests of our co-venturers, we now own 100% of Rio Grande Management’s rights under its management agreement with Rio Grande Behavioral Health Services.

•	On May 3, 2004, we acquired all of the outstanding stock of Pottsville Behavioral Counseling Group, Inc., a Pennsylvania based provider of screening and assessment services to Medicaid eligible children and youth, for a purchase price of cash in the amount of $1.8 million. This acquisition provides us a long-term entry into the Pennsylvania social services market.

We continue to selectively identify and pursue attractive acquisition opportunities and have developed a pipeline of potential acquisition candidates. There are no assurances, however, that we will complete acquisitions in the future.

Critical accounting policies and estimates

General

In preparing our financial statements in accordance with accounting principles generally accepted in the United States we are required to make estimates and judgments that affect the amounts reflected in our financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

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

As services are rendered, documentation is prepared describing each service, time spent, and billing code under each contract to determine and support the value of each service provided. This documentation is used as a basis for billing under our contracts. The billing process and documentation submitted under our contracts vary among our payers. The timing, amount and collection of our revenues under these contracts are dependent, to a great extent, upon our ability to comply with the various billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to us under a contract or result in adjustments to amounts originally due under a contract.

The performance of our contracts is subject to the condition that sufficient funds are appropriated, authorized and allocated by each state, city or other local government. If sufficient appropriations, authorizations and allocations are not provided by the respective state, city or other local government, we are at risk of immediate termination or renegotiation of the financial terms of our contract. See “Liquidity and capital resources—Management agreements.”

Fee-for-service contracts. Revenues related to services provided pursuant to fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 73.1% and 73.4% of our revenue for the three months ended March 31, 2003 and 2004, respectively.

Case rate contract. We provide services under one contract under which we receive a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, referred to as a case rate contract, we receive the established amount regardless of the level of services provided to the beneficiaries during the month and thus recognize this contractual rate as revenue on a monthly basis. To the extent that we provide services that exceed the contracted revenue amounts, we request the payer to reimburse us for these additional costs. Historically, the payer has reimbursed us for all such excess costs although it has no ongoing legal obligation to do so under the case rate contract. Consequently, we do not recognize these excess cost amounts as amounts received in excess of our contracted rates, or additional revenue, until the payer actually reimburses us for such amounts or enters into an agreement contractually committing the payer to pay us the particular amount recognized and collection of such amount is determined to be probable.

Prior to July 1, 2003, expenses under our case rate contract from time to time exceeded the contracted revenue amounts primarily because of increases in the number of referrals requiring out-of-home placements and increases in the amount of services we were required to purchase from other providers, such as pharmacy and in-patient mental health care, over those estimated when the contract was originally negotiated. However, we successfully negotiated a 46% increase in our annual contract rate under this contract effective as of July 1, 2003, as a result of which we expect that any costs overruns will be mitigated based on our current service offerings. However, it is possible that we could be required to provide additional services under the contract that could, if the costs were significant, potentially cause us to once again have to rely on the payer’s voluntary excess cost reimbursements. Our revenues under this contract represented 16.8% and 14.6% of our total revenues for the three months ended March 31, 2003 and 2004.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations pursuant to which we provide the day-to-day management for these organizations. In exchange for our services, we receive a management fee that is either a fixed amount per enrolled member or based on a percentage of the revenues of these organizations. Management fees earned under our management agreements represented approximately 10.1% and 11.0% of our revenue for the three months ended March 31, 2003 and 2004.

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

Consulting agreements. We have, commencing in December 2003, entered into consulting agreements with other entities that provide government sponsored social services, to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services, and we may continue such practice, on a small scale, in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements range in duration from one month to four months and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Management fees earned pursuant to our consulting agreements represented approximately 1% of our revenue for the three months ended March 31, 2004.

The costs associated with generating our management fee revenues are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, which requires that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. We believe our revenue recognition principles are consistent with the guidance set forth in SAB 101, as amended by SAB 104 on December 17, 2003.

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

In circumstances where we are aware of a specific payer’s inability to meet its financial obligation to us, we record a specific addition to our allowance for doubtful accounts to reduce the net recognized receivable to the amount we reasonably expect to collect. If the financial condition of our payers were to deteriorate, further additions to our allowance for doubtful accounts may be required. Our write-off experience for the three months ended March 31, 2003 and 2004 was less than 1% of revenue.

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

Actual results could differ from projections resulting in a revision of our assumptions and, if required, recognizing an impairment loss. We analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that it is more likely than not that the carrying value of our goodwill exceeds its fair value. We test for goodwill impairment as of our fiscal year end. We performed the annual impairment test as of December 31, 2003. The results of this test determined there was no goodwill impairment.

Accounting for management agreement relationships

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit social services organizations where we provide them with business development, administrative, program and other management services. These organizations contract directly or indirectly with state and local agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended March 31
	2003	2004
Revenues:
Home and community based services	71.0%	70.3%
Foster care services	18.9	17.7
Management fees	10.1	12.0

Total revenues	100.0	100.0

Operating expenses:
Client service expense	78.0	74.5
General and administrative expense	9.3	13.9
Depreciation and amortization	2.0	1.2

Total operating expenses	89.3	89.6

Operating income	10.7	10.4

Non-operating (income) expense:
Interest expense, net	4.1	0.4
Equity in earnings of unconsolidated affiliate	(0.4)	—

Income before income taxes	7.0	10.0
Provision for income taxes	2.7	4.0

Net income	4.3%	6.0%

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Revenues

	Three months ended March 31		Percent change
	2003	2004
Home and community based services	$9,516,445	$12,973,947	36.3%
Foster care services	2,538,244	3,258,900	28.4%
Management fee	1,359,262	2,221,814	63.5%

Total revenue	$13,413,951	$18,454,661	37.6%

Home and community based services. In January 2004, we consummated the acquisition of Dockside Services, Inc., referred to as Dockside, from which we expect to add approximately $2.4 million of home and community based revenue for the year ending December 31, 2004. We added 193 clients as a result of this acquisition and also positioned ourselves for cross selling of foster care services and expansion into other markets in the states of Indiana and Michigan. For the three months ended March 31, 2004, Dockside contributed $601,000 to our home and community based services revenue. In addition, we have been awarded contracts to perform home and community based services in Fort Pierce and West Palm Beach, Florida, which we expect will collectively add approximately $5.8 million of annual revenue once the contracts are fully operational, with an estimated $4.4 million contribution to home and community based revenue in 2004. Collectively, these contracts yielded $418,000 in home and community based services revenue for the three months ended March 31, 2004. Excluding the acquisition of Dockside and the Fort Pierce and West Palm Beach contracts, our home and community based services provided additional revenue of approximately $2.4 million for the three months ended March 31, 2004 (which represented 70.5% of the increase) due to client census increases in new and existing locations. We experienced a net increase of approximately 1,700 new home and community based clients during the three months ended March 31, 2004 as compared to the same period last year, with increases at our existing locations and as a result of the new locations that we opened in Delaware, Florida, Oklahoma and Texas.

Foster care services. Foster care services revenue contributed an additional $721,000 to total revenue for the three months ended March 31, 2004 as compared to the same period last year. This increase was primarily attributable to organic growth in our historical markets, commencement of operations in Delaware, and cross-selling efforts in our traditional home and community based markets. We increased the number of foster care clients from approximately 330 at March 31, 2003 to 409 at March 31, 2004. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on expanding our foster care services to existing strategic geographic areas.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $20.3 million for the three months ended March 31, 2004 as compared to $14.8 million for the same period one year ago. Management fee revenue as a percentage of managed entity revenue increased to 10.9% for the three months ended March 31, 2004 compared to 9.2% for the same period last year. Effective July 1, 2003, our management agreements with our managed entities were amended to reflect a higher fee percentage. In addition, we acquired the remaining 50% interest in Rio Grande Management Company, LLC, effective January 1, 2004, and now control 100% of the management agreement with Rio Grande Behavioral Health Services, Inc. The combined effects of business growth, a higher management fee percentage and exclusive control of the management agreement with Rio Grande Behavioral Health Services, Inc. yielded approximately $658,000 in additional management fee revenue for the three months ended March 31, 2004 as compared to the same prior year period. Furthermore, in February 2004, we began to manage the provision of services in the Fort Myers, Florida market by Camelot Community Care, Inc. pursuant to a contract awarded to it by the State of Florida. This contract provides for $22.0 million of annual payments to Camelot Community Care, and our management fee is 10% of such revenue after deducting pass through costs. This contract accounted for an increase in management fee revenue of $205,000 for the three months ended March 31, 2004 as compared to the same period one year ago. Based on the provisions and anticipated performance of this contract, we expect approximately $1.9 million of incremental management fee revenue in 2004. The contract under which Camelot Community Care will provide these services expires June 30, 2008.

Operating expenses

Client service expense. Client service expense includes the following for the three months ended

March 31, 2003 and 2004:

	Three months ended March 31		Percent change
	2003	2004
Payroll and related costs	$7,353,448	$9,866,772	34.2%
Purchased services	1,807,041	2,431,668	34.6%
Other operating expenses	1,284,892	1,432,749	11.5%
Stock based compensation	23,122	18,781	-18.8%

Total client service expense	$10,468,503	$13,749,970	31.3%

Payroll and related costs. To service our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for the three months ended March 31, 2004, as compared to the same period last year, as we added 230 new direct care providers, administrative staff and other employees. In addition, we added 49 new employees in connection with the acquisition of Dockside in January 2004. The addition of the Dockside employees resulted in an increase in payroll and related costs of approximately $422,000 for the three months ended March 31, 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to maximize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals and revenue as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions will cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense decreased from 54.8% for the three months ended March 31, 2003 to 53.5% for the three months ended March 31, 2004 primarily due to an increase in our revenue growth rate from organic growth, acquisitions and management fees.

Purchased services. Increases in foster parent payments (resulting from an increase in the number of foster care clients) and an increase in the number of referrals requiring pharmacy, out-of-home placement and support services accounted for the increase in purchased services for the three months ended March 31, 2004. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services we receive from period to period under our case rate contract. Despite the increase in purchased services for the three months ended March 31, 2004, as a percentage of revenue, purchased services decreased from 13.5% for the three months ended March 31, 2003 to 13.2% for the three months ended March 31, 2004. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for the three months ended March 31, 2004.

Other operating expenses. As a result of our organic growth for the three months ended March 31, 2004 we added new locations in Delaware, Florida, Oklahoma and Texas that resulted in an increase in other operating expenses for that period when compared to the same period one year ago. The acquisition of Dockside in January 2004 added approximately $28,000 to other operating expenses for the three months ended March 31, 2004. Notwithstanding the increase in other operating expenses, our revenue growth rate from both organic growth and acquisitions resulted in a decrease in other operating expenses as a percentage of revenue from 9.6% for the three months ended March 31, 2003 to 7.8% for the three months ended March 31, 2004.

Stock based compensation. Stock based compensation of $23,000 and $19,000 for the three months ended March 31, 2003 and 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options.

General and administrative expense.

Three months ended March 31		Percent change
2003	2004
$1,244,631	$2,563,194	105.9%

Increased accounting and legal fees, information systems improvements, directors and officers insurance and the addition of corporate staff to adequately support our growth and provide services under our management agreements accounted for an increase of $1.2 million of corporate administrative expenses for the three months ended March 31, 2004. Also contributing to the increase in general and administrative expense were investor relations costs such as costs associated with meetings and presentations to investors as well as professional fees relating to increased services provided for Securities and Exchange Commission filings and report reviews. Furthermore, as a result of our growth for the three months ended March 31, 2004, rent and facilities management increased $129,000. As a percentage of revenue, general and administrative expense increased to 13.9% for the three months ended March 31, 2004 from 9.3% for the same period last year primarily as a result of the addition of corporate staff to adequately support our growth and provide services under our management agreements. As we continue to enhance our infrastructure and prepare for future growth, we expect that our general and administrative expense will trend higher as compared to prior periods for the remainder of 2004.

Depreciation and amortization

Three months ended		Percent change
2003	2004
$269,092	$228,162	-15.2%

Included in depreciation and amortization expense is the amortization of a $300,000 non-compete agreement that will be amortized over two years. We and Cypress Management Services, Inc., referred to as Cypress, entered into this agreement in January 2003 in connection with our acquisition of Cypress. Also included in depreciation and amortization expense is the amortization of the fair value of the management agreement with Rio Grande Behavioral Health Services, Inc. of which, as of January 1, 2004, we control 100%. The fair value of this agreement, which amounted to $326,000 at January 1, 2004, will be amortized over its remaining life. As a percentage of revenues, depreciation and amortization decreased from 2.0% for the three months ended March 31, 2003 to 1.2% for the three months ended March 31, 2004 primarily due to a higher revenue growth rate.

Non-operating (income) expense

Interest expense, net. Due to a lower level of debt for the three months ended March 31, 2004, pursuant to the repayment of all of the amounts that were due under our loan and security agreements with Healthcare Business Credit Corporation and our mezzanine lenders upon consummation of our initial public offering on August 22, 2003, interest expense decreased in the current period as compared to the same period one year ago. As a percentage of revenue, interest expense from period to period decreased from 4.1% for the three months ended March 31, 2003 to 0.4% for the three months ended March 31, 2004 primarily due to the reduction of our debt and substantial revenue growth rate.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Liquidity and capital resources

On August 22, 2003, we consummated our initial public offering of common stock at which time we generated net proceeds of $29.0 million and on September 10, 2003, as a result of the underwriters’ exercise of their over-allotment option, we generated additional net proceeds of $7.2 million, for a total of $36.2 million in net proceeds from that offering. On April 2, 2004, we completed a follow-on offering of common stock at which time we received proceeds of approximately $12.9 million after deducting the underwriting discounts of $712,000, but before deducting other anticipated offering costs estimated to be approximately $750,000.

Our balance of cash and cash equivalents was $9.1 million at March 31, 2004, down from $15.0 million at December 31, 2003 due to the acquisition of Dockside and the pay off of the Eos note. At March 31, 2004, our debt was $1.0 million compared to $3.6 million at December 31, 2003.

Cash flows

Operating activities. Net cash from operations of $1.3 million for the three months ended March 31, 2004 were provided primarily from net income of $1.1 million, adjusted for non-cash depreciation and amortization. Working capital was relatively flat with nearly $1.8 million of cash uses due to our revenue and related accounts receivable growth, offset by $500,000 of increased management fee collections and approximately $1.4 million increase in accounts payable due to increased amounts due for audit related fees and purchased services expense, income tax liability, accrued payroll and accrued foster parent payments.

Investing activities. Net cash used in investing activities totaled $3.6 million for the three months ended March 31, 2004 and included $3.5 million, net of cash acquired, paid to acquire Dockside. In addition, we spent $130,000 for property and equipment.

Financing activities. During the three months ended March 31, 2004, we used cash totaling $3.7 million in financing activities as we repaid the $3.5 million note to EOS Partners representing a consent fee we agreed to pay in connection with our initial public offering.

Obligations and commitments

Credit facilities. Our amended loan and security agreement with HBCC provides for a $10.0 million revolving line of credit and a $10.0 million acquisition term loan. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to the lender’s approval. Initial proceeds borrowed under the revolving line of credit portion of this credit facility were used to repay and terminate our revolving line of credit with a former lender. Borrowings under this credit facility bear interest at an annual rate equal to the prime rate in effect from time to time, plus 2.0% in the case of the revolving line of credit and prime plus 2.5% in the case of the acquisition term loan. In addition, we are subject to a 0.5% fee on the unused portion of our credit facility, as well as certain other administrative fees.

Until its amendment in September 2003, our credit facility with HBCC was secured by substantially all of our assets as well as certain of our managed entities’ assets, and the facility’s revolving line of credit expired on December 31, 2006 while the acquisition term loan matured on January 1, 2006. On September 30, 2003, our loan and security agreement with HBCC was amended to remove, as co-borrowers under the agreement, the not-for-profit organizations whose operations we manage and to release their assets from those pledged as collateral under the agreement. The amendment also extends the maturity date of our acquisition term loan through December 1, 2006. All of the other provisions of our amended loan agreement remained the same as those set forth in our original January 2003 loan and security agreement. Concurrent with the amendment of our agreement, HBCC established stand alone credit facilities on behalf of each of the managed entities that were removed from our facility, and, while we do not guarantee any portion of their stand alone facilities, we have agreed in connection with the amendment of our loan and security agreement to subordinate our management fee receivable to the claims of HBCC in the event one of these managed entities defaults under its credit facility.

At March 31, 2004 we had no borrowings under either the revolving line of credit or the acquisition term loan, available credit of $8.9 million on our revolving line of credit, and we were in compliance with all covenants.

Transactions with Eos Partners. Prior to the consummation of our initial public offering on August 22, 2003, we were required to obtain the consent of the then holders of our convertible preferred stock. Consequently, in connection with our initial public offering, we agreed to pay Eos Partners SBIC and Eos Partners SBIC II, the then majority holders of our convertible preferred stock, a consent fee in the aggregate amount of $3.5 million. The consent fee was paid pursuant to two subordinated notes bearing interest at the rate of 4% per annum. On January 27, 2004, we prepaid the notes’ aggregate outstanding principal amount of $3.5 million and paid all outstanding accrued interest on the notes, in the aggregate amount of $10,500, with proceeds from our initial public offering. In addition, pursuant to an agreement dated June 1, 2003, Eos Partners SBIC and Eos Partners SBIC II were paid an aggregate financial advisory fee in the amount of $1.0 million upon our initial public offering out of proceeds from the offering.

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide the day-to-day management for each organization. In exchange for these services, we receive a management fee that is either a fixed amount per enrolled member or based on a percentage of the revenues of these organizations. Additionally, prior to July 1, 2003, these management agreements contained a provision that permitted us to earn bonuses to our management fee dependent upon the managed entities’ operating results. We have historically recognized such bonuses as revenue when they have been approved and authorized by the board of directors of the applicable not-for-profit entity and collection of such amount is determined to be probable. In connection with the renegotiation of our fee arrangement with these entities, our management agreements with them were amended as of July 1, 2003, at which time the bonus provision was removed. Management fees generated under our management agreements represented 10.1% and 11.0% of our revenue for the three months ended March 31, 2003 and 2004 (management fees generated under short term consulting agreements that we entered into in December 2003 represented 1.0% of our revenue for the three months ended March 31, 2004. See “—Critical accounting policies and estimates—Revenue recognition”). In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Our management fee receivable is comprised of management fees we earn pursuant to our management agreements with certain not-for-profit social services organizations. Management fee receivable at December 31, 2003 and March 31, 2004 were $3.6 million and $3.1 million, and management fee revenues were recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we, at times, allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fees receivable balances as of March 31, 2004 and each of June 30, September 30 and December 31, 2003:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
June 30, 2003	$513,834	$490,123	$437,603	$985,568	$1,137,514
September 30, 2003	$534,983	$440,783	$412,753	$1,339,103	$516,753
December 31, 2003	$564,658	$665,578	$485,473	$1,228,304	$633,274
March 31, 2004	$579,269	$568,310	$498,683	$1,030,772	$422,707

We adhere to a strict revenue recognition policy regarding our management fee revenues and related receivables. Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we will defer the recognition of these management fees until we are certain that payment is probable. In keeping with our general corporate policy regarding our accounts receivable, we will also automatically reserve as uncollectible 100% of any management fee receivable that is 365 days old or older.

At March 31, 2004, none of our management fees receivable were older than 365 days, and our days sales outstanding for our managed entities had decreased from 202 days at December 31, 2003 to 154 days at March 31, 2004.

In addition, Camelot Community Care, which represented $1.9 million, or 60%, of our total management fee receivable at March 31, 2004, and Intervention Services Inc., referred to as ISI, which represented $1.2 million, or 39%, of our total management fee receivable at March 31, 2004, each obtained its own stand alone line of credit from HBCC in September 2003. The loan agreements between HBCC and these not-for-profit organizations permit them to use their credit facilities to pay our management fees (and, in fact, Camelot Community Care paid us approximately $600,000 in September 2003 using its facility), provided they are not in default under these facilities at the time of the payment. As of March 31, 2004, they were each in compliance with all of their loan covenants with HBCC and Camelot Community Care had availability of $705,000 under its line of credit as well as $5.6 million in cash and cash equivalents and ISI had availability of $411,000 under its line of credit as well as $54,000 in cash and cash equivalents.

Camelot Community Care has also entered into several new contracts, including its new contract with the State of Florida, which provides for payments to Camelot Community Care in the amount of $22.0 million per year commencing as of February 1, 2004, and it is anticipated that ISI will receive a substantial rate increase, a jump from $48.50 per hour to between $55.00 and $60.00 per hour, relating to 46% of its contract revenues effective as of July 1, 2004 when Florida’s new Medicaid rates take effect. This represents an increase of between $500,000 and $900,000 in annual revenue to ISI.

The remaining $35,000, or 1%, balance of our total management fees receivable at March 31, 2004, was due from Family Preservation Services of South Carolina.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities and on our assessment, as the long-term manager of their operations, of their performance outlook for the balance of 2004. To date, we have not incurred any write-offs of management fee receivable nor have we been required to defer any management fee revenues associated with our management services to date.

Contractual cash obligations. The following is a summary of our future contractual cash obligations as of March 31, 2004:

	At March 31, 2004
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$1,000	$—	$800	$200	$—
Leases	4,006	1,755	1,996	255	—

Total	$5,006	$1,755	$2,796	$455	$—

We expect our liquidity needs on a short- and long-term basis will be satisfied by cash flow from operations, the net proceeds from the sale of equity securities and borrowings under debt facilities.

Recently issued accounting pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, Consolidation of Variable Interest Entities, or Interpretation No. 46, which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised Interpretation No. 46 to clarify key terms, additional exemptions for application and an extended initial application period. We believe Interpretation No. 46 does not apply to our relationships with the not-for-profit organizations we manage.

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

Interest rate and market risk

Upon the consummation of our initial public offering, we repaid all of the principal and accrued interest outstanding under our loan and security agreements. As of March 31, 2004, we had no borrowings outstanding under our loan and security agreement. In connection with our acquisition of Dockside, we issued two subordinated notes each in the amount of $500,000 to the sellers. The notes bear a fixed interest rate of 6%.

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

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families under government contracts. Under one contract we generate a significant portion of our revenue. For the three months ended March 31, 2004, we generated approximately $2.7 million, or 14.6% of our revenues pursuant to a contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other retroactive contractual adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended March 31, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Securities

On January 22, 2004, we issued options to five non-employee directors to purchase an aggregate of 50,000 shares of common stock under our 2003 stock option plan, at an exercise price $17.13 per share.

The issuance of the options was deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to benefits plans and contracts relating to compensation and/or the exemption under Section 2(a)(3) of the Securities Act as a transaction not involving a sale of securities.

We registered the shares of our common stock that may be issued upon the exercise of options granted under the 1997 and 2003 stock option plans under the Securities Act on a registration Form S-8 (Registration No. 333-112586) which was filed with the Securities and Exchange Commission on February 6, 2004.

Use of Proceeds from Our Initial Public Offering

On August 22, 2003, we completed an initial public offering of shares of our common stock. We sold 3.0 million shares and selling stockholders sold 1.3 million shares at an offering price of $12.00 per share. On September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold an additional 645,000 shares at an offering price of $12.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-106286) which was declared effective by the Securities and Exchange Commission on August 18, 2003. The managing underwriters for the offering were SunTrust Robinson Humphrey, Jefferies & Company, Inc. and Avondale Partners, LLC. As of March 31, 2004, we had incurred a total of $7.6 million in expenses in connection with the offering as follows:

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

As of March 31, 2004, the net proceeds to us after deducting the total expenses described above amounted to $36.2 million.

Between August 22, 2003 and March 31, 2004, we used $19.2 million of the net proceeds of our offering to repay indebtedness under our credit facilities, we used approximately $1.1 million to pay accrued and unpaid dividends on our Series A, B, and D preferred stock, we invested $4.0 million in a Federal Home Loan Mortgage Corporation zero coupon bond that matures on July 15, 2004, we prepaid $820,000 of acquisition costs related to our acquisition of the remaining 50% interest in Rio Grande Management Company, LLC, a joint venture limited liability company, which we acquired on January 1, 2004, and we used $3.4 million of the net proceeds of our offering and issued an aggregate of $1.0 million promissory notes payable to acquire 100% of the outstanding stock of Dockside Services, Inc., a for-profit provider of social services located in Indiana on January 1, 2004. Furthermore, on January 27, 2004, we used $3.5 million to prepay all outstanding principal and accrued interest due pursuant to two subordinated notes to Eos Partners SBIC and Eos Partners SBIC II. These notes were issued to pay a consent fee to Eos Partners SBIC and Eos Partners SBIC II, the holders of our Series A preferred stock, Series B preferred stock and Series D preferred stock in connection with our initial public offering and pursuant to an amended stockholders agreement, and we used $670,000 for general corporate purposes.

The remaining balance of $3.5 million will be held as cash and used for general corporate purposes, including potential acquisitions.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b) Reports on Form 8-K:

•	On February 12, 2004, we filed a report on Form 8-K relating to our financial guidance for fiscal 2004, notification of the timing of the release of our financial results for the fourth quarter and fiscal year ended December 31, 2003, notification of the timing of our earnings conference call for the fourth quarter and fiscal year ended December 31, 2003 and reiterated our fiscal 2003 guidance furnished with the Securities and Exchange Commission on a Form 8-K on November 12, 2003.

•	On March 4, 2004, we furnished a report on Form 8-K relating to financial information for the fiscal year ended December 31, 2003 as presented in a press release of March 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

	By:	/s/ Fletcher Jay McCusker

Date: May 6, 2004		Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael N. Deitch

Date: May 6, 2004		Michael N. Deitch Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer