Form 10-Q
period 2004-06-30
PROVIDENCE SERVICE CORP
filed 2004-08-05
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, there were outstanding 9,464,234 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31 2003	June 30 2004
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,004,235	$15,946,790
Accounts receivable, net of allowance of $69,000 and $100,469	9,199,114	11,635,605
Held-to-maturity investments	3,972,560	3,998,000
Management fee receivable	3,577,287	3,172,582
Prepaid expenses and other	946,131	1,472,608
Deferred tax asset	617,444	617,444

Total current assets	33,316,771	36,843,029
Property and equipment, net	1,772,201	2,113,382
Note receivable from not-for-profit affiliate	407,341	1,282,341
Goodwill	13,429,270	20,379,730
Intangible assets, net	985,840	2,773,443
Deferred tax asset	1,543,050	1,543,050
Other assets	1,833,320	1,773,431

Total assets	$53,287,793	$66,708,406

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,001,315	$1,521,990
Accrued expenses	4,732,060	5,031,547
Current portion of capital lease obligations	88,597	97,243
Current portion of long-term obligations	1,493,661	135,113

Total current liabilities	7,315,633	6,785,893
Capital lease obligations, less current portion	139,293	88,407
Long-term obligations, less current portion	2,100,000	900,000
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 8,481,839 and 9,464,234 issued and outstanding (including treasury shares)	8,482	9,464
Additional paid-in capital	51,772,612	64,591,698
Accumulated deficit	(7,929,665)	(5,368,310)

	43,851,429	59,232,852
Less 135,501 and 146,905 treasury shares, at cost	118,562	298,746

Total stockholders’ equity	43,732,867	58,934,106

Total liabilities and stockholders’ equity	$53,287,793	$66,708,406

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30		Six months ended June 30
	2003	2004	2003	2004
Revenues:
Home and community based services	$10,569,864	$14,738,653	$20,086,309	$27,712,600
Foster care services	2,610,342	3,250,772	5,148,586	6,509,672
Management fees	1,500,108	2,689,522	2,859,370	4,911,336

	14,680,314	20,678,947	28,094,265	39,133,608
Operating expenses:
Client service expense	11,153,098	15,091,170	21,621,601	28,841,140
General and administrative expense	1,592,082	2,844,740	2,836,713	5,407,934
Depreciation and amortization	216,643	248,071	485,735	476,233

Total operating expenses	12,961,823	18,183,981	24,944,049	34,725,307

Operating income	1,718,491	2,494,966	3,150,216	4,408,301
Other (income) expense:
Interest expense	570,600	109,161	1,123,630	227,716
Interest income	(8,035)	(46,440)	(16,819)	(88,340)
Equity in earnings of unconsolidated affiliate	(77,028)	—	(134,051)	—

Income before income taxes	1,232,954	2,432,245	2,177,456	4,268,925
Provision for income taxes	480,988	972,898	839,899	1,707,570

Net income	751,966	1,459,347	1,337,557	2,561,355
Preferred stock dividends	96,600	—	193,200	—

Net income available to common stockholders	$655,366	$1,459,347	$1,144,357	$2,561,355

Earnings per common share:
Basic	$0.30	$0.15	$0.52	$0.29

Diluted	$0.14	$0.15	$0.26	$0.28

Weighted-average number of common shares outstanding:
Basic	2,200,873	9,430,894	2,193,133	8,961,734
Diluted	5,498,760	9,676,271	5,491,020	9,229,315

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
	2003	2004
Operating activities
Net income	$1,337,557	$2,561,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	239,661	316,392
Amortization	246,074	159,841
Amortization of deferred financing costs and discount on investment	—	43,399
Stock compensation	87,025	86,075
Equity in earnings of unconsolidated affiliate	(134,051)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(2,432,081)	(2,173,063)
Management fee receivable	(1,385,434)	425,246
Prepaid expenses and other	(462,899)	(823,287)
Accounts payable	(442,582)	453,914
Accrued expenses	905,723	(72,570)

Net cash provided by (used in) operating activities	(2,041,007)	977,302
Investing activities
Purchase of property and equipment	(334,816)	(441,987)
Acquisition of businesses, net of cash acquired	(1,858,681)	(7,057,455)
Note receivable from unconsolidated affiliate	—	(875,000)
Restricted cash for contract performance	—	(613,325)
Distributions received from unconsolidated affiliate	63,000	—

Net cash used in investing activities	(2,130,497)	(8,987,767)
Financing activities
Net borrowings (payments) on revolving note	1,707,059	(58,548)
Payments of capital leases	(91,106)	(42,240)
Proceeds from common stock issued pursuant to stock option exercise, net	1,333	389,644
Proceeds from common stock offering, net	(74,146)	12,164,164
Proceeds from long-term debt	3,038,264	—
Debt financing costs	(136,782)	—
Repayments of short-term debt	—	(1,400,000)
Repayments of long-term debt	—	(2,100,000)

Net cash provided by financing activities	4,444,622	8,953,020

Net change in cash	273,118	942,555
Cash at beginning of period	1,019,171	15,004,235

Cash at end of period	$1,292,289	$15,946,790

Supplemental cash flow information
Notes payable issued for acquisition of businesses	$1,000,000	$1,000,000

Acquisition of property and equipment under capital lease	$173,160	$—

Common stock issued for acquisitions	$1,714,290	$—

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

2. Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services to at-risk families and children. These human services are purchased primarily by state, city and county levels of government, and are delivered under contracts ranging from capitation to fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates primarily in Arizona, Delaware, Florida, Illinois, Indiana, Maine, Massachusetts, Michigan, Nebraska, New Mexico, North Carolina, Oklahoma, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and the District of Columbia.

Restricted Cash

At December 31, 2003 and June 30, 2004, the Company had $447,500 and $1.1 million of restricted cash of which $272,500 and $100,000 was included in prepaid expenses and other and $175,000 and $961,000 was included in non-current other assets in the accompanying consolidated balance sheets. The restricted cash serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. At June 30, 2004, the cash was held in custody by the Bank of Tucson in the amount of $961,000 and by Key Bank in the amount of $100,000. In addition, the cash is restricted as to withdrawal or use and is currently invested in money market funds.

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The following table reflects net income available to common stockholders and earnings per share had the Company’s stock options been accounted for using the fair value method under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”):

	Three months ended June 30		Six months ended June 30
	2003	2004	2003		2004
Net income available to common stockholders as reported	$655,366	$1,459,347	$1,144,357		$2,561,355
Add—Recorded stock compensation, net of federal income tax benefit	28,719	25,751	57,438	(1)	51,646
Less—Estimated fair value of stock options assumed vested during the period, net of federal income tax benefit	34,468	192,103	68,935	(1)	406,929

Adjusted net income available to common stockholders	$649,617	$1,292,995	$1,132,860	(1)	$2,206,072

Earnings per share:
Basic—as reported	$0.30	$0.15	$0.52		$0.29

Basic—as adjusted	$0.30	$0.14	$0.52		$0.25

Diluted—as reported	$0.14	$0.15	$0.26		$0.28

Diluted—as adjusted	$0.14	$0.13	$0.26		$0.24

(1)	During the six months ended June 30, 2004, the following error was discovered and corrected. For the six months ended June 30, 2003, the recorded stock compensation and estimated fair value of stock options assumed vested during the period were not presented net of federal income tax benefit in previously issued financial statements. The effect of this correction on the adjusted net income available to common stockholders for the six months ended June 30, 2003 was an increase of $6,000. The effect on the basic and diluted—as adjusted earnings per share related to this correction was immaterial.

Reclassification

Certain amounts have been reclassified in prior periods in order to conform with the current period presentation.

3. Held-To-Maturity Investments

On September 3, 2003, the Company purchased a $4.0 million zero-coupon bond, at 98.894%, or $3.9 million, issued by the Federal Home Loan Mortgage Corporation. The Company held the bond until it matured on July 15, 2004 and such bond is presented as held-to-maturity investments in the accompanying consolidated balance sheets. The Company accounts for this investment on an amortized cost basis with a yield to maturity of 1.288%. The following table details the value of the investment at June 30, 2004:

Investment cost	$3,955,760
Amortization at 1.288%	42,240

Net carrying amount	$3,998,000

Estimated market value	$3,998,000
Less:
Net carrying amount	3,998,000

Unrecognized holding gain	$—

The Company has not used derivative financial instruments to alter the interest rate characteristics of its held-to-maturity investments, and thus has not recorded any gains or losses in accumulated other comprehensive income. On July 15, 2004, the bond matured with a market value of $4.0 million.

4. Acquisitions

The following acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition. The cost of these acquisitions has been allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values and may change when the final valuation of certain intangible assets is determined.

Effective January 1, 2004, the Company acquired the remaining 50% member interest in and became the sole member of Rio Grande Management Company, LLC (“Rio Grande Management”) for cash of $820,000 which was prepaid in December 2003. Rio Grande Management was formed in September 2001 by the Company and the ten agencies whose members comprise the board of directors of Rio Grande Behavioral Health Services, Inc., a not-for-profit organization that provides community based social and mental health network services in New Mexico. As a result of this acquisition, the Company acquired the entire membership interest in Rio Grande Management which has a management agreement with the not-for-profit organization pursuant to which Rio Grande Management manages the not-for-profit organization’s operations in return for a management fee per network member per month.

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

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$3,400,000
Notes payable	1,000,000
Estimated costs of acquisition	58,584

$4,458,584

Allocated to:
Property and equipment	$28,984
Intangibles	15,000
Goodwill	4,414,600

$4,458,584

Currently, the above goodwill is not expected to be tax deductible.

On May 3, 2004, the Company acquired all of the outstanding stock of Pottsville Behavioral Counseling Group, Inc. (“Pottsville”), a Pennsylvania based social services provider, for cash in the amount of $1.8 million (less $184,000 which was placed into escrow as security for any working capital adjustments or any indemnification obligations). In connection with this acquisition, the Company entered into a management agreement with The ReDCo Group (“ReDCo”), a Pennsylvania not-for-profit social services organization whereby the Company manages ReDCo’s operations in return for a predetermined management fee. The acquisition of Pottsville and the management agreement with ReDCo expands the Company’s home and community based services into the Pennsylvania market.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,840,000
Estimated costs of acquisition	256,366

$2,096,366

Allocated to:
Property and equipment	$52,839
Goodwill	2,043,527

$2,096,366

Currently, the above goodwill is not expected to be tax deductible.

Effective June 24, 2004, the Company acquired all of the rights under existing management agreements with Care Development of Maine (“CDOM”) and FCP, Inc. (“FCP”) for cash in the amount of $1.5 million with the possibility that an additional amount may be paid upon completion of a third party appraisal of the acquired contracts. CDOM and FCP are not-for-profit organizations providing foster care and community based services in the States of Maine and Massachusetts, respectively. The acquisition of the management agreements with these organizations expands the Company’s foster care and community based services in Maine and opens a new market in Massachusetts.

The cost of acquiring the management agreements with ReDCo, CDOM and FCP has been allocated to intangible assets as contract acquisition costs and is being amortized on a straight-line basis concurrent with the life of the agreements.

Changes in goodwill were as follows:

Balance at December 31, 2003	$13,429,270
Dockside acquisition	4,414,600
Rio Grande Management acquisition	492,333
Pottsville acquisition	2,043,527

Balance at June 30, 2004	$20,379,730

5. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31 2003	June 30 2004
6% unsecured notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 due July 2007	$—	$1,000,000
4% subordinated note to stockholder, repaid in January 2004	3,500,000	—
$10,000,000 revolving note, prime plus 2% (effective rate of 6% at June 30, 2004) through December 2006, at which time the principal is due	93,661	35,113

	3,593,661	1,035,113
Less current portion	1,493,661	135,113

	$2,100,000	$900,000

In connection with the Company’s initial public offering, the Company agreed to pay Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P., the then holders of the Company’s mandatorily redeemable convertible preferred stock, a consent fee in the aggregate amount of $3.5 million. The consent fee was paid pursuant to subordinated notes which bore interest at the rate of 4% per annum. The notes were prepayable, without penalty, at any time by the Company and on January 27, 2004, the Company prepaid the entire outstanding balance and related accrued interest related to these subordinated notes.

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

On September 30, 2003 following the Company’s repayment of the $1.0 million term loan portion of the credit facility, the Company’s loan and security agreement was amended with respect to the remaining $10.0 million revolving line of credit and the $10.0 million acquisition term loan to release the not-for-profit organizations managed by the Company as co-borrowers under the loan agreement and extend the maturity date of the acquisition term loan through December 1, 2006. In addition, these not-for-profit organizations established separate stand-alone credit facilities. While the Company does not guarantee any portion of these stand-alone credit facilities, it has agreed to subordinate its management fee receivable in the event of a default under these stand-alone credit facilities. The provisions of the amended loan agreement with respect to the revolving line of credit remained the same as set forth in the original loan and security agreement described above. The Company is required to maintain certain financial covenants under the credit facility and, at December 31, 2003 and June 30, 2004, the Company was in compliance with such covenants.

At June 30, 2004, the Company’s available credit under the revolving line of credit was $9.5 million. The Company is required to pay a per annum unused facility fee of 0.5% for any unborrowed amounts under the revolving line of credit and acquisition term loan.

6. Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2003 and June 30, 2004, there were 8,481,839 and 9,464,234 shares of the Company’s common stock outstanding (including 135,501 and 146,905 treasury shares) and no shares of preferred stock outstanding. On April 2, 2004, the Company completed a follow-on offering of common stock in connection with which the Company sold 862,500 shares of common stock. In addition, during the six months ended June 30, 2004, the Company issued 112,431 and 7,464 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 stock option and incentive plan and 2003 stock option plan.

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

7. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2003	2004	2003	2004
Numerator:
Net income	$751,966	$1,459,347	$1,337,557	$2,561,355
Preferred stock dividends	96,600	—	193,200	—

Numerator for basic earnings per share—income available to common stockholders	655,366	1,459,347	1,144,357	2,561,355
Effect of dilutive securities:
Preferred stock dividends and interest on convertible notes	141,722	—	283,444	—

Numerator for diluted earnings per share—income available to common stockholders after assumed conversions	$797,088	$1,459,347	$1,427,801	$2,561,355

Denominator:
Denominator for basic earnings per share—weighted-average shares	2,200,873	9,430,894	2,193,133	8,961,734
Effect of dilutive securities:
Preferred stock conversion	1,783,100	—	1,783,100	—
Warrants	707,757	—	707,757	—
Convertible debt	544,484	—	544,484	—
Common stock options	262,546	245,377	262,546	267,581

Dilutive potential common shares	3,297,887	245,377	3,297,887	267,581

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversion	5,498,760	9,676,271	5,491,020	9,229,315

Basic earnings per share	$0.30	$0.15	$0.52	$0.29

Diluted earnings per share	$0.14	$0.15	$0.26	$0.28

For the three months ended June 30, 2004, employee stock options to purchase 50,000 shares of common stock at an exercise price of $19.30 and, for the six months ended June 30, 2004, employee stock options to purchase 50,000, 25,000, 20,000 and 5,000 shares of common stock at exercise prices of $19.30, $18.49, $18.53 and $17.66 were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common shares for the respective periods and, therefore, the effect of these options would be antidilutive.

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

The Company provides management services under long-term management agreements and has relationships with certain tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code, including certain debt arrangements. While recent actions of certain tax authorities have challenged whether similar relationships by other organizations may violate the federal tax-exempt status of not-for-profit organizations, management is of the opinion that its relationships with these tax-exempt organizations do not violate their tax-exempt status and any unfavorable outcomes would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

10. Transactions with Related Parties

In connection with the acquisition of Pottsville and the establishment of a management agreement with ReDCo, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of the entity in exchange for a promissory note for the same amount plus interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets.

11. Subsequent Events

On July 21, 2004, the Company acquired all of the equity interests in Choices Group, Inc., Aspen MSO, LLC and College Community Services, a California mutual benefit corporation (collectively referred to as the “Aspen Companies”) for cash of $10.0 million (less $1.0 million which was placed into escrow as security for any indemnification obligations). According to the provisions of the purchase agreement, the Company will receive $2.0 million in working capital. The acquisition was retroactively effective as of July 1, 2004 in accordance with the terms of the purchase agreement. The acquisition of the Aspen Companies establishes operations in California and Nevada and adds drug court treatment to the Company’s array of social services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of June 30, 2004, we provided services directly and through the entities we manage to over 18,200 clients from 113 locations in 19 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and provider managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

On August 22, 2003, we completed our initial public offering of common stock in connection with which we sold 3.0 million shares at an offering price of $12.00 per share. Additionally, on September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold another 645,000 shares at an offering price of $12.00 per share. We received net proceeds of approximately $36.2 million after deducting the underwriting discounts and offering costs. More recently, on April 2, 2004, we completed a follow-on offering of common stock in connection with which we sold 862,500 shares at an offering price of $15.75 including an over-allotment of 112,500 shares exercised by our underwriters on that day. We received net proceeds of approximately $12.2 million after deducting the underwriting discounts and offering costs.

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

How we earn our revenue

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount. These revenues are presented in our financial statements as either revenue from home and community based services or foster care services. Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is a fixed amount per enrolled member, based upon a percentage of the revenue of the managed entity or a predetermined fee. These revenues are presented in our financial statements as management fees. Because we are responsible for substantially all of the business operations of these entities and our management fees are largely dependent upon their revenues, we also monitor for management and disclosure purposes the revenues of our managed entities. We refer to the revenues of these entities as managed entity revenue. In addition, from time to time, we provide short-term consulting services to other social services organizations for which we receive consulting fees that are a fixed amount per contract. Any such consulting revenues are presented in our financial statements as management fees.

How we grow our business and evaluate our performance

Our business grows internally, through organic expansion into new markets and increases in the number of clients served under contracts we or our managed entities are awarded, and externally through acquisitions.

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

As an alternative to organic expansion, we pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. During the six months ended June 30, 2004, through our acquisitions (described below), we enhanced our presence in Indiana, Maine, Michigan and New Mexico and entered new markets in Massachusetts and Pennsylvania. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage in expanding through acquisitions. We also have to integrate the acquired business into our operations, which could disrupt our business, and we may not be able to realize operating and economic efficiencies upon integration.

In all our markets, we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served as that particular metric is the key driver of our revenue growth. We also focus on the number of employees as that is our most important variable cost and the key to the management of our margins.

Acquisitions

Since December 31, 2003, we have completed the following acquisitions:

•	On January 1, 2004, we acquired all of the outstanding stock of Dockside Services, Inc. (“Dockside”), an Indiana based provider of youth services, for cash in the amount of $3.4 million and two subordinated promissory notes each in the principal amount of $500,000, for aggregate consideration of $4.4 million. This acquisition expands our home and community based counseling operations in the states of Indiana and Michigan.

•	Effective January 1, 2004, we acquired the remaining 50% membership interest in Rio Grande Management Company, LLC, or Rio Grande Management, for cash in the amount of $820,000 which was prepaid in December 2003. Rio Grande Management was originally formed in September 2001, with us owning 50% of its membership interest and the ten agencies whose members comprise the board of directors of Rio Grande Behavioral Health Services, Inc., a not-for-profit social services provider, collectively owning the remaining 50% membership interest. Rio Grande Behavioral Health Services provides community based social and mental health network services in New Mexico, and Rio Grande Management manages those operations in return for a management fee per network member per month. By acquiring the interests of our co-venturers, we now own 100% of the membership interest of Rio Grande Management which maintains a management agreement with Rio Grande Behavioral Health Services.

•	On May 3, 2004, we acquired all of the outstanding stock of Pottsville Behavioral Counseling Group, Inc., or Pottsville, a Pennsylvania based provider of screening and assessment services to Medicaid eligible children and youth, for a purchase price of cash in the amount of $1.8 million. In connection with this acquisition, the Company entered into a management agreement with The ReDCo Group or ReDCo, a Pennsylvania not-for-profit social services organization pursuant to which the Company manages ReDCo’s operations in return for a predetermined management fee. The acquisition of Pottsville and management agreement with ReDCo provides us with a long-term entry into the Pennsylvania social services market.

•	Effective June 24, 2004, we acquired all of the rights under existing management agreements with Care Development of Maine, or CDOM and FCP, Inc., or FCP for cash in the amount of $1.5 million with the possibility that an additional amount may be paid upon completion of a third party appraisal of the acquired contracts, which is typically performed when a for-profit Company purchases an asset from a not-for-profit corporation. CDOM and FCP are not-for-profit organizations providing foster care and community based services in the State of Maine and Commonwealth of Massachusetts. The acquisition of the management agreements with these organizations expands our foster care and community based services in Maine and opens a new market in Massachusetts.

•

On July 21, 2004, we acquired all of the equity interests in Choices Group, Inc., Aspen MSO, LLC and College Community Services, a California mutual benefit corporation (collectively referred to as the “Aspen Companies”) for cash of $10.0 million (less $1.0 million which was placed into escrow as security for any indemnification obligations). According to the provisions of the purchase agreement, we will receive $2.0 million in working capital. The acquisition was retroactively effective as of July 1, 2004 in accordance with the terms of the purchase agreement. The acquisition of the Aspen Companies establishes operations in California and Nevada and adds drug court treatment to our array of social services.

We continue to selectively identify and pursue attractive acquisition opportunities and have developed a pipeline of potential acquisition candidates. There are no assurances, however, that we will complete acquisitions in the future or that any completed acquisitions will prove profitable for us.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, the allowance for doubtful accounts receivable, accounting for business combinations, and our management contract relationships.

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

Fee-for-service contracts. Revenues related to services provided pursuant to fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 70.2% and 73.6% of our revenue for the six months ended June 30, 2003 and 2004.

Case rate contract. We provide services under one contract under which we receive a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, referred to as a case rate contract, we receive the established amount regardless of the level of services provided to the beneficiaries during the month and thus recognize this contractual rate as revenue on a monthly basis. To the extent we provide services that exceed the contracted revenue amounts, we request the payer to reimburse us for these additional costs. Historically, the payer has reimbursed us for all such excess costs although it has no ongoing legal obligation to do so under the case rate contract. Consequently, we do not recognize these excess cost amounts as amounts received in excess of our contracted rates, or additional revenue, until the payer actually reimburses us for such amounts or enters into an agreement contractually committing the payer to pay us the particular amount recognized and collection of such amount is determined to be probable.

Prior to July 1, 2003, expenses under our case rate contract from time to time exceeded the contracted revenue amounts primarily because of increases in the number of referrals requiring out-of-home placements and increases in the amount of services we were required to purchase from other providers, such as pharmacy and in-patient mental health care, over those estimated when the contract was originally negotiated. However, we successfully negotiated a 46% increase in our annual contract rate under this contract effective as of July 1, 2003, as a result of which we expect any costs overruns will be mitigated based on our current service offerings. However, it is possible we could be required to provide additional services under the contract that could, if the costs were significant, potentially cause us to once again have to rely on the payer’s voluntary excess cost reimbursements. Our revenues under this contract represented 19.6% and 13.8% of our total revenues for the six months ended June 30, 2003 and 2004.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations whereby we provide the day-to-day management for these organizations. In exchange for our services, we receive a management fee that is either a fixed amount per enrolled member, based on a percentage of the revenues of these organizations, or a predetermined fee. Management fees earned under our management agreements represented approximately 10.2% and 11.5% of our revenue for the six months ended June 30, 2003 and 2004.

We recognize management fee revenues from our management agreements as such amounts are earned, as defined by the respective management agreement, and collection of such amount is considered probable. We assess the likelihood of whether any of our management fee revenues may need to be returned to help our managed entities fund their working capital needs over the average duration of the entities’ existing contracts with their customers. If the likelihood is other than remote, we will defer the recognition of all or a portion of the management fees received. To the extent we choose to defer management fees as a means of funding any of our managed entities’ losses from operations, such amounts are recorded as a reduction of management fee revenues and are not recognized as management fee revenues until they are ultimately collected from the operating income of the not-for-profit entities.

Consulting agreements. We have, commencing in December 2003, entered into consulting agreements with other entities that provide government sponsored social services, to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services, and we may continue such practice on a small scale in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements range in duration from one month to four months and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Management fees earned pursuant to our consulting agreements represented approximately 1.1% of our revenue for the six months ended June 30, 2004.

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

In circumstances where we are aware of a specific payer’s inability to meet its financial obligation to us, we record a specific addition to our allowance for doubtful accounts to reduce the net recognized receivable to the amount we reasonably expect to collect. If the financial condition of our payers were to deteriorate, further additions to our allowance for doubtful accounts may be required. Our write-off experience for the six months ended June 30, 2003 and 2004 was less than 1% of revenue.

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

Our management agreements with these not-for-profit organizations:

•	require us to provide management, accounting, advisory, supportive, consultative and administrative services to these organizations;

•	require us to provide the necessary resources to effectively manage the business and services of the not-for-profit organizations;

•	require that we hire, supervise and terminate personnel, review existing personnel policies and assist in adopting and implementing progressive personnel policies such as employee enrichment programs; and

•	compensate us with a management fee for the services provided under these management agreements.

The accounting for our relationships with these organizations is based on a number of judgments regarding certain facts related to the control of these organizations and the terms of our management agreements. Any significant changes in the facts upon which these judgments are based could have a significant impact on our accounting for these relationships. We have concluded that our management agreements do not meet the provisions of Emerging Issues Task Force 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain other Entities with Consolidated Management Agreements,” or the provisions of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation No. 46”) thus the operations of these organizations are not consolidated with our operations. We will evaluate the impact of the provisions of Interpretation No. 46, if any, on future acquired management agreements.

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended June 30		Six months ended June 30
	2003	2004	2003	2004
Revenues:
Home and community based services	72.0%	71.3%	71.5%	70.8%
Foster care services	17.8	15.7	18.3	16.6
Management fees	10.2	13.0	10.2	12.6

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Client service expense	76.0	73.0	77.0	73.7
General and administrative expense	10.8	13.8	10.1	13.8
Depreciation and amortization	1.5	1.2	1.7	1.2

Total operating expenses	88.3	88.0	88.8	88.7

Operating income	11.7	12.0	11.2	11.3
Non-operating (income) expense:
Interest expense, net	3.8	0.3	3.9	0.4
Equity in earnings of unconsolidated affiliate	(0.5)	—	(0.5)	—

Income before income taxes	8.4	11.7	7.8	10.9
Provision for income taxes	3.3	4.7	3.0	4.4

Net income	5.1%	7.0%	4.8%	6.5%

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Revenues

	Three months ended June 30		Percent change
	2003	2004
Home and community based services	$10,569,864	$14,738,653	39.4%
Foster care services	2,610,342	3,250,772	24.5%
Management fee	1,500,108	2,689,522	79.3%

Total revenue	$14,680,314	$20,678,947	40.9%

Home and community based services. In January 2004, we consummated the acquisition of Dockside from which we expect to add approximately $2.4 million of home and community based services revenue for the year ending December 31, 2004. We added 193 clients as a result of this acquisition and also positioned ourselves for cross selling of foster care services and expansion into other markets in the states of Indiana and Michigan. For the three months ended June 30, 2004, Dockside contributed $592,000 to our home and community based services revenue. In addition, we have been awarded contracts to perform home and community based services in Fort Pierce and West Palm Beach, Florida, which we expect will collectively add approximately $5.8 million of annual revenue once the contracts are fully operational, with an estimated $4.4 million contribution to home and community based revenue for the year ending December 31, 2004. Collectively, these contracts yielded $1.2 million in home and community based services revenue for the three months ended June 30, 2004. Furthermore, in May 2004 we completed the acquisition of Pottsville from which we expect to add approximately $1.5 million of home and community based services revenue for the year ending December 31, 2004. We added 257 clients as a result of this acquisition and entered into the Pennsylvania market. For the three months ended June 30, 2004, Pottsville added $387,000 to our home and community based services revenue. Excluding the acquisition of Dockside and Pottsville and the Fort Pierce and West Palm Beach contracts, our home and community based services provided additional revenue of approximately $2.0 million for the three months ended June 30, 2004 due to client census increases in new and existing locations. We experienced a net increase of approximately 1,784 new home and community based clients during the three months ended June 30, 2004 as compared to the same period last year, with increases at our existing locations and as a result of the new locations that we opened in Oklahoma, Tennessee, Texas and the District of Columbia.

Foster care services. Foster care services revenue contributed an additional $640,000 to total revenue for the three months ended June 30, 2004 as compared to the same period last year. This increase was primarily attributable to organic growth in our historical markets and cross-selling efforts in our traditional home and community based markets. We increased the number of foster care clients from approximately 318 at June 30, 2003 to 387 at June 30, 2004. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on expanding our foster care services to existing strategic geographic areas.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $29.1 million for the three months ended June 30, 2004 as compared to $15.5 million for the same period one year ago. Management fee revenue as a percentage of managed entity revenue decreased to 8.4% for the three months ended June 30, 2004 compared to 9.7% for the same period last year primarily due to the effect of a predetermined fee we charged ReDCo, a managed entity, which was lower than the average percentage of managed entity revenue and the per member per month fee we charge other managed entities. The combined effects of business growth, a higher management fee percentage and exclusive control of the management agreement with Rio Grande Behavioral Health Services, Inc. yielded approximately $581,000 in additional management fee revenue for the three months ended June 30, 2004 as compared to the same prior year period. Furthermore, in February 2004, we began to manage the provision of services in the Fort Myers, Florida market by Camelot Community Care, Inc. pursuant to a contract awarded to it by the State of Florida. This contract provides for $22.0 million of annual payments to Camelot Community Care, and our management fee is 10% of such revenue after deducting pass through costs. This contract accounted for an increase in management fee revenue of $358,000 for the three months ended June 30, 2004 as compared to the same period one year ago. Based on the provisions and anticipated performance of this contract, we expect approximately $1.9 million of incremental management fee revenue for the year ending December 31, 2004. The contract under which Camelot Community Care will provide these services expires June 30, 2008. In addition, we generated $250,000 in consulting fees under two consulting contracts for the three months ended June 30, 2004. The contribution to management fee revenue related to our management agreements with CDOM and FCP will begin July 1, 2004.

On June 30, 2004, Rio Grande Behavioral Health Services, Inc. received a notice canceling one of its provider HMO network contracts effective July 31, 2004. Subsequently, Rio Grande Behavioral Health Services, Inc. commenced negotiations for a new contract. The negotiations have not produced agreed upon contract terms as of the date of this filing of our Form 10-Q for the quarterly period ended June 30, 2004. If Rio Grande Behavioral Health Services, Inc. fails to negotiate a new contract, we expect that the impact on our management fee and our net income available to common stockholders will be a decrease of approximately $300,000 and $180,000, respectively, for the remainder of 2004.

Operating expenses

Client service expense. Client service expense includes the following for the three months ended June 30, 2003 and 2004:

	Three months ended June 30		Percent change
	2003	2004
Payroll and related costs	$7,596,779	$10,773,256	41.8%
Purchased services	2,188,222	2,414,707	10.4%
Other operating expenses	1,341,281	1,884,664	40.5%
Stock based compensation	26,816	18,543	-30.9%

Total client service expense	$11,153,098	$15,091,170	35.3%

Payroll and related costs. To service our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for the three months ended June 30, 2004, as compared to the same period last year, as we added 267 new direct care providers, administrative staff and other employees. In addition, we added 49 new employees in connection with the acquisition of Dockside in January 2004 which resulted in an increase in payroll and related costs of approximately $368,000 for the three months ended June 30, 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals and revenue as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions will cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense increased from 51.7% for the three months ended June 30, 2003 to 52.1% for the three months ended June 30, 2004 primarily due to our efforts to increase our capacity to service our growth.

Purchased services. Increases in foster parent payments (resulting from an increase in the number of foster care clients) and an increase in the number of referrals requiring pharmacy and support services were partially offset by a decrease in the number of referrals requiring out-of-home placement accounted for the increase in purchased services for the three months ended June 30, 2004. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services we receive from period to period under our case rate contract. Despite the increase in purchased services for the three months ended June 30, 2004, as a percentage of revenue, purchased services decreased from 14.9% for the three months ended June 30, 2003 to 11.7% for the three months ended June 30, 2004. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for the three months ended June 30, 2004.

Other operating expenses. As a result of our organic growth for the three months ended June 30, 2004 we added new locations in Oklahoma, Tennessee, Texas and the District of Columbia that resulted in an increase in other operating expenses for that period when compared to the same period one year ago. The acquisition of Dockside in January 2004 added approximately $30,000 to other operating expenses for the three months ended June 30, 2004. Other operating expenses as a percentage of revenue remained constant at 9.1% from period to period.

Stock based compensation. Stock based compensation of $27,000 and $19,000 for the three months ended June 30, 2003 and 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options.

General and administrative expense.

Three months ended June 30		Percent change
2003	2004
$1,592,082	$2,844,740	78.7%

Increased accounting and legal fees, information systems improvements, directors and officers insurance, general and professional liability insurance and the addition of corporate staff to adequately support our growth and provide services under our management agreements accounted for an increase of $1.1 million of corporate administrative expenses for the three months ended June 30, 2004. Also contributing to the increase in general and administrative expense were investor relations costs such as costs associated with meetings and presentations to investors as well as professional fees relating to increased services provided for Securities and Exchange Commission filings and report reviews. Furthermore, as a result of our growth for the three months ended June 30, 2004, rent and facilities management increased $183,000. As a percentage of revenue, general and administrative expense increased to 13.8% for the three months ended June 30, 2004 from 10.8% for the same period last year primarily as a result of the addition of corporate staff to adequately support our growth and provide services under our management agreements. As we continue to enhance our infrastructure, comply with additional public company requirements and prepare for future growth, we expect that our general and administrative expense will trend higher as compared to prior periods for the remainder of 2004.

Depreciation and amortization.

Three months ended June 30		Percent change
2003	2004
$216,643	$248,071	14.5%

Included in depreciation and amortization expense is the amortization of a $300,000 non-compete agreement which is being amortized over two years related to the Cypress Management Services, Inc. acquisition. Also included in depreciation and amortization expense is the amortization of the fair value of the management agreement with Rio Grande Behavioral Health Services, Inc. acquired, as of January 1, 2004. The fair value of this agreement, which amounted to $326,000 at January 1, 2004, will be amortized over its remaining life. As a percentage of revenues, depreciation and amortization decreased from 1.5% for the three months ended June 30, 2003 to 1.2% for the three months ended June 30, 2004 primarily due to a higher revenue growth rate.

Interest expense, net

Due to a lower level of debt for the three months ended June 30, 2004, pursuant to the repayment of all of the amounts that were due under our loan and security agreements with Healthcare Business Credit Corporation and our mezzanine lenders upon consummation of our initial public offering on August 22, 2003, interest expense decreased in the current period as compared to the same period one year ago. As a percentage of revenue, interest expense from period to period decreased from 3.8% for the three months ended June 30, 2003 to 0.3% for the three months ended June 30, 2004 primarily due to the reduction of our debt and substantial revenue growth rate.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenues

	Six months ended June 30		Percent change
	2003	2004
Home and community based services	$20,086,309	$27,712,600	38.0%
Foster care services	5,148,586	6,509,672	26.4%
Management fee	2,859,370	4,911,336	71.8%

Total revenue	$28,094,265	$39,133,608	39.3%

Home and community based services. The acquisition of Dockside in January 2004 contributed $1.2 million to our home and community based services revenue for the six months ended June 30, 2004. In addition, our new home and community based services contracts in Fort Pierce and West Palm Beach, Florida collectively yielded $1.6 million in home and community based services revenue for the six months ended June 30, 2004. The acquisition of Pottsville in May 2004 provided $387,000 in home and community based services revenue for the six months ended June 30, 2004. Excluding the acquisition of Dockside and Pottsville and the Fort Pierce and West Palm Beach contracts, our home and community based services provided additional revenue of approximately $4.4 million for the six months ended June 30, 2004 as compared to the same prior year period due to client census increases in new and existing locations.

Foster care services. Foster care services revenue contributed an additional $1.4 million to total revenue for the six months ended June 30, 2004 as compared to the same period last year. This increase was primarily attributable to organic growth in our historical markets, commencement of operations in Delaware, and cross-selling efforts in our traditional home and community based markets. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on expanding our foster care services.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $49.5 million for the six months ended June 30, 2004 as compared to $30.3 million for the same period one year ago. Management fee revenue as a percentage of managed entity revenue decreased to 9.1% for the six months ended June 30, 2004 compared to 9.4% for the same period last year primarily due to the effect of a predetermined fee we charged ReDCo, a managed entity, which was lower than the average percentage of managed entity revenue and the per member per month fee we charge other managed entities. The combined effects of business growth, a higher management fee percentage and exclusive control of the management agreement with Rio Grande Behavioral Health Services, Inc. yielded approximately $1.1 million in additional management fee revenue for the six months ended June 30, 2004 as compared to the same prior year period. Furthermore, in February 2004, we began to manage the provision of services in the Fort Myers, Florida market by Camelot Community Care, Inc. pursuant to a contract awarded to it by the State of Florida. This contract accounted for an increase in management fee revenue of $564,000 for the six months ended June 30, 2004 as compared to the same period one year ago. In addition, under three consulting contracts that we entered into during the six months ended June 30, 2004, we generated $434,000 in consulting fees. The contribution to management fee revenue related to our management agreements with CDOM and FCP will begin July 1, 2004.

Operating expenses

Client service expense. Client service expense includes the following for the six months ended June 30, 2003 and 2004:

	Six months ended June 30		Percent change
	2003	2004
Payroll and related costs	$14,950,225	$20,640,029	38.1%
Purchased services	3,995,264	4,846,374	21.3%
Other operating expenses	2,626,174	3,317,413	26.3%
Stock based compensation	49,938	37,324	-25.3%

Total client service expense	$21,621,601	$28,841,140	33.4%

Payroll and related costs. To service our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for the six months ended June 30, 2004, as compared to the same period last year, as we added 267 new direct care providers, administrative staff and other employees. In addition, we added 49 new employees in connection with the acquisition of Dockside in January 2004 which resulted in an increase in payroll and related costs of approximately $790,000 for the six months ended June 30, 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals and revenue as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions will cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense decreased from 53.2% for the six months ended June 30, 2003 to 52.7% for the six months ended June 30, 2004 primarily due to an increase in our revenue growth rate from organic growth, acquisitions and management fees.

Purchased services. Increases in foster parent payments (resulting from an increase in the number of foster care clients) and an increase in the number of referrals requiring pharmacy and support services were partially offset by a decrease in the number of referrals requiring out-of-home placement accounted for the increase in purchased services for the six months ended June 30, 2004. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services we receive from period to period under our case rate contract. Despite the increase in purchased services for the six months ended June 30, 2004, as a percentage of revenue, purchased services decreased from 14.2% for the six months ended June, 2003 to 12.4% for the six months ended June 30, 2004. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for the six months ended June 30, 2004.

Other operating expenses. As a result of our organic growth for the six months ended June 30, 2004 we added new locations in Oklahoma, Tennessee, Texas and the District of Columbia that resulted in an increase in other operating expenses for that period when compared to the same period one year ago. The acquisition of Dockside in January 2004 added approximately $59,000 to other operating expenses for the six months ended June 30, 2004. Notwithstanding the increase in other operating expenses, our revenue growth rate from both organic growth and acquisitions resulted in a decrease in other operating expenses as a percentage of revenue from 9.3% for the six months ended June 30, 2003 to 8.5% for the six months ended June 30, 2004.

Stock based compensation. Stock based compensation of $50,000 and $37,000 for the six months ended June 30, 2003 and 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options.

General and administrative expense.

Six months ended June 30		Percent change
2003	2004
$2,836,713	$5,407,934	90.6%

Increased accounting and legal fees, information systems improvements, directors and officers insurance, general and professional liability insurance and the addition of corporate staff to adequately support our growth and provide services under our management agreements accounted for an increase of $2.3 million of corporate administrative expenses for the six months ended June 30, 2004. Also contributing to the increase in general and administrative expense were investor relations costs such as costs associated with meetings and presentations to investors as well as professional fees relating to increased services provided for Securities and Exchange Commission filings and report reviews. Furthermore, as a result of our growth for the six months ended June 30, 2004, rent and facilities management increased $312,000. As a percentage of revenue, general and administrative expense increased to 13.8% for the six months ended June 30, 2004 from 10.1% for the same period last year primarily as a result of the addition of corporate staff to adequately support our growth and provide services under our management agreements. As we continue to enhance our infrastructure, comply with additional public company requirements and prepare for future growth, we expect that our general and administrative expense will trend higher as compared to prior periods for the remainder of 2004.

Depreciation and amortization.

Six months ended June 30		Percent change
2003	2004
$485,735	$476,233	-2.0%

Included in depreciation and amortization expense is the amortization of a $300,000 non-compete agreement which is being amortized over two years related to the Cypress Management Services, Inc. acquisition. Also included in depreciation and amortization expense is the amortization of the fair value of the management agreement with Rio Grande Behavioral Health Services, Inc. acquired as of January 1, 2004. The fair value of this agreement, which amounted to $326,000 at January 1, 2004, will be amortized over its remaining life. As a percentage of revenues, depreciation and amortization decreased from 1.7% for the six months ended June 30, 2003 to 1.2% for the six months ended June 30, 2004 primarily due to a higher revenue growth rate.

Interest expense, net

Due to a lower level of debt for the six months ended June 30, 2004, pursuant to the repayment of all of the amounts that were due under our loan and security agreements with Healthcare Business Credit Corporation and our mezzanine lenders upon consummation of our initial public offering on August 22, 2003, interest expense decreased in the current period as compared to the same period one year ago. As a percentage of revenue, interest expense from period to period decreased from 3.9% for the six months ended June 30, 2003 to 0.4% for the six months ended June 30, 2004 primarily due to the reduction of our debt and substantial revenue growth rate.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Liquidity and capital resources

On August 22, 2003, we consummated our initial public offering of common stock at which time we generated net proceeds of $29.0 million and on September 10, 2003, as a result of the underwriters’ exercise of their over-allotment option, we generated additional net proceeds of $7.2 million, for a total of $36.2 million in net proceeds from that offering. On April 2, 2004, we completed a follow-on offering of common stock at which time we received proceeds of approximately $12.2 million after deducting the underwriting discounts and offering costs.

Our balance of cash and cash equivalents was $15.9 million at June 30, 2004, up from $15.0 million at December 31, 2003 primarily due to the proceeds received from our follow-on offering of common stock offset by the acquisitions of Dockside, Pottsville and management agreements with CDOM and FCP and the pay off of the Eos note. At June 30, 2004, our debt was $1.0 million compared to $3.6 million at December 31, 2003.

Cash flows

Operating activities. Net cash from operations of $977,000 for the six months ended June 30, 2004 were provided primarily from net income of $3.1 million, adjusted for non-cash depreciation and amortization. Working capital increased for the six months ended June 30, 2004 with nearly $2.4 million of cash used to finance our accounts receivable growth and $504,000 of prepaid workers compensation and other insurance premiums partially offset by $425,000 of increased management fee collections and approximately $381,000 increase in accounts payable due to increased amounts due for audit related fees and purchased services expense, income tax liability, accrued payroll and accrued foster parent payments.

Investing activities. Net cash used in investing activities totaled $9.0 million for the six months ended June 30, 2004 and included $7.1 million, net of cash acquired, paid to acquire Dockside, Pottsville and the management agreements with CDOM and FCP. In addition, we loaned ReDCo, a managed entity, $875,000 in return for a promissory note for the same amount. Furthermore, we spent $613,000 to fund irrevocable standby letters of credit to ensure contract performance and $442,000 for property and equipment.

Financing activities. During the six months ended June 30, 2004, we generated cash totaling $9.0 million in financing activities. Our follow-on offering of common stock and the issuance of common stock related to the exercise of outstanding stock options provided net proceeds of $12.6 million. Conversely, we repaid a $3.5 million note to Eos Partners representing a consent fee in connection with our initial public offering.

Obligations and commitments

Credit facilities. Our amended loan and security agreement with Healthcare Business Credit Corporation, or HBCC, provides for a $10.0 million revolving line of credit and a $10.0 million acquisition term loan. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to the lender’s approval. Initial proceeds borrowed under the revolving line of credit portion of this credit facility were used to repay and terminate our revolving line of credit with a former lender. Borrowings under this credit facility bear interest at an annual rate equal to the prime rate in effect from time to time, plus 2.0% in the case of the revolving line of credit and prime plus 2.5% in the case of the acquisition term loan. In addition, we are subject to a 0.5% fee per annum on the unused portion of our credit facility, as well as certain other administrative fees.

Until its amendment in September 2003, our credit facility with HBCC was secured by substantially all of our assets as well as certain of our managed entities’ assets. Prior to such amendment, the facility provided for a $1.0 million term loan which we paid in full in August 2003, and for the acquisition term loan to mature on January 1, 2006. On September 30, 2003, our loan and security agreement with HBCC was amended to remove, as co-borrowers under the agreement, the not-for-profit organizations whose operations we manage and to release their assets from those pledged as collateral under the agreement. The amendment also extended the maturity date of our acquisition term loan through December 1, 2006. The December 31, 2006 expiration date for the revolving line of credit, as well as the other provisions of our amended loan agreement remained the same as those set forth in our original January 2003 loan and security agreement. Concurrent with the amendment of our agreement, HBCC established stand-alone credit facilities on behalf of each of the managed entities that were removed from our facility, and, while we do not guarantee any portion of their stand-alone facilities, we have agreed in connection with the amendment of our loan and security agreement to subordinate our management fee receivable to the claims of HBCC in the event one of these managed entities defaults under its credit facility.

At June 30, 2004 we had borrowed $35,000 under the revolving line of credit and no borrowings under the acquisition term loan, available credit of $9.5 million on our revolving line of credit, and we were in compliance with all covenants.

In connection with our acquisition of Dockside, we issued two unsecured subordinated promissory notes each in the amount of $500,000 to the former stockholders of Dockside in partial consideration for the purchase of all of Dockside’s outstanding stock. Each note bears interest equal to 6% per annum with interest payable quarterly beginning April 2004 and principal payments of $100,000 beginning April 2005. All principal and accrued but unpaid interest is due July 2007.

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

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide the management for each organization. In exchange for these services, we receive a management fee that is either a fixed amount per enrolled member or based upon a percentage of the revenues of these organizations. Additionally, prior to July 1, 2003, these management agreements contained a provision that permitted us to earn bonuses to our management fee dependent upon the managed entities’ operating results. We have historically recognized such bonuses as revenue when they have been approved and authorized by the board of directors of the applicable not-for-profit entity and collection of such amount is determined to be probable. In connection with the renegotiation of our fee arrangement with these entities, our management agreements with them were amended as of July 1, 2003, at which time the bonus provision was removed. Management fees generated under our management agreements represented 10.2% and 11.5% of our revenue for the six months ended June 30, 2003 and 2004. Management fees generated under short term consulting agreements entered into in December 2003 and January - June 2004 represented approximately 1.1% of our revenue for the six months ended June 30, 2004. (See “-Critical accounting policies and estimates-Revenue recognition”). In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Our management fee receivable is comprised of management fees we earn pursuant to our management agreements with certain not-for-profit social services organizations. Management fee receivable at December 31, 2003 and June 30, 2004 were $3.6 million and $3.2 million, and management fee revenues were recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we, at times, allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fees receivable balances as of June 30, and March 31, 2004 and each of December 31 and September 30, 2003:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2003	$534,983	$440,783	$412,753	$1,339,103	$516,753
December 31, 2003	$564,658	$665,578	$485,473	$1,228,304	$633,274
March 31, 2004	$579,269	$568,310	$498,683	$1,030,772	$422,707
June 30, 2004	$710,762	$672,588	$585,792	$934,751	$268,689

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

At June 30, 2004, none of our management fees receivable were older than 365 days, and our days sales outstanding for our managed entities had decreased from 202 days at December 31, 2003 to 140 days at June 30, 2004.

In addition, Camelot Community Care, which represented $1.9 million, or 61%, of our total management fee receivable at June 30, 2004, and Intervention Services Inc., referred to as ISI, which represented $1.1 million, or 34%, of our total management fee receivable at June 30, 2004, each obtained its own stand-alone line of credit from HBCC in September 2003. The loan agreements between HBCC and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of June 30, 2004, they were each in compliance with all of their loan covenants with HBCC and Camelot Community Care had availability of $1.0 million under its line of credit as well as $2.3 million in cash and cash equivalents and ISI had availability of $327,000 under its line of credit as well as $51,000 in cash and cash equivalents.

Camelot Community Care has also entered into several new contracts, including its new contract with the State of Florida, which provides for payments to Camelot Community Care in the amount of $22.0 million per year commencing as of February 1, 2004. Furthermore, in an effort to enhance liquidity and fund future growth opportunities at ISI, we agreed with the board of directors of ISI to lower our management fee percentage by 3% effective July 1, 2004. We expect the effect of the decrease in our management fee percentage will be partially offset by the recent Florida Medicaid rate increase from $48.50 per hour to $64 per hour, relating to 46% of its contract revenues, ISI received effective July 1, 2004. Furthermore, ISI expects an increase in its projected revenues for the remainder of 2004. Looking ahead, we do not expect a material decrease in our management fee from current levels as a result of the decrease in our management fee percentage.

The remaining $170,000, or 5%, balance of our total management fees receivable at June 30, 2004, was due from ReDCo, Rio Grande Behavioral Health Services and Family Preservation Services of South Carolina.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities and on our assessment, as the long-term manager of their operations, of their performance outlook for the balance of 2004. To date, we have not incurred any write-offs of management fee receivable nor have we been required to defer any management fee revenues associated with our management services.

Transactions with ReDCo. In connection with the acquisition of Pottsville and the establishment of a management agreement with ReDCo, we loaned $875,000 to ReDCo to fund certain long-term obligations of the entity in exchange for a promissory note for the same amount plus interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets.

Contractual cash obligations. The following is a summary of our future contractual cash obligations as of June 30, 2004:

	At June 30, 2004
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$1,035	$135	$800	$100	$—
Leases	4,838	2,041	2,271	507	19

Total	$5,873	$2,176	$3,071	$607	$19

We expect our liquidity needs on a short- and long-term basis will be satisfied by cash flow from operations, the net proceeds from the sale of equity securities and borrowings under debt facilities.

Recently issued accounting pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, Consolidation of Variable Interest Entities, or Interpretation No. 46, which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised Interpretation No. 46 to clarify key terms, additional exemptions for application and an extended initial application period. We believe Interpretation No. 46 does not apply to our relationships with the not-for-profit organizations we manage. We will evaluate the impact of the provisions of Interpretation No. 46, if any, on future acquired management agreements.

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

Interest rate and market risk

Upon the consummation of our initial public offering, we repaid all of the principal and accrued interest outstanding under our loan and security agreements. As of June 30, 2004, we had borrowed $35,000 under our revolving line of credit and no borrowings under our acquisition term loan. In connection with our acquisition of Dockside, we issued two subordinated notes each in the amount of $500,000 to the sellers. The notes bear a fixed interest rate of 6%.

On September 3, 2003, we purchased a $4.0 million zero-coupon bond, at 98.894%, or $3.9 million, issued by the Federal Home Loan Mortgage Corporation. On July 15, 2004, the bond matured with a market value of $4.0 million.

We believe our exposure to market risk related to the effect of changes in interest rates is immaterial at this time. We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families under government contracts. Under one contract we generate a significant portion of our revenue. For the six months ended June 30, 2004, we generated approximately $5.4 million, or 13.8% of our revenues pursuant to a contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other retroactive contractual adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended June 30, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Use of Proceeds from Our Initial Public Offering

On August 22, 2003, we completed an initial public offering of shares of our common stock. We sold 3.0 million shares and selling stockholders sold 1.3 million shares at an offering price of $12.00 per share. On September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold an additional 645,000 shares at an offering price of $12.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-106286) which was declared effective by the Securities and Exchange Commission on August 18, 2003. The managing underwriters for the offering were SunTrust Robinson Humphrey, Jefferies & Company, Inc. and Avondale Partners, LLC. As of June 30, 2004, we had incurred a total of approximately $7.6 million in expenses in connection with the offering as follows:

Underwriting discounts and commissions	$3,062,000
Finder’s fees	—
Expenses paid to or for underwriters	—
Other expenses	4,522,000

Total	$7,584,000

Of the foregoing expenses an advisory fee in the aggregate amount of $1.0 million was paid to Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P., each of which was then one of our principal stockholders. Other than the advisory fee paid to Eos Partners SBIC and Eos Partners SBIC II, none of the foregoing expenses were paid or are payable directly or indirectly to our directors, officers or holders of 10% or more of any class of our equity securities.

As of June 30, 2004, the net proceeds to us after deducting the total expenses described above amounted to $36.2 million.

Between August 22, 2003 and June 30, 2004, we used $19.2 million of the net proceeds of our offering to repay indebtedness under our credit facilities, we used approximately $1.1 million to pay accrued and unpaid dividends on our Series A, B, and D preferred stock, we invested $4.0 million in a Federal Home Loan Mortgage Corporation zero coupon bond that matured on July 15, 2004, we prepaid $820,000 of acquisition costs related to our acquisition of the remaining 50% interest in Rio Grande Management Company, LLC, a joint venture limited liability company, which we acquired on January 1, 2004, and we used $3.4 million of the net proceeds of our offering and issued an aggregate of $1.0 million promissory notes payable to acquire 100% of the outstanding stock of Dockside Services, Inc., a for-profit provider of social services located in Indiana, on January 1, 2004. Further, on January 27, 2004, we used $3.5 million to prepay all outstanding principal and accrued interest due pursuant to two subordinated notes to Eos Partners SBIC and Eos Partners SBIC II. These notes were issued to pay a consent fee to Eos Partners SBIC and Eos Partners SBIC II, the then holders of our Series A preferred stock, Series B preferred stock and Series D preferred stock in connection with our initial public offering and pursuant to an amended stockholders agreement, and we used $670,000 for general corporate purposes. The remaining proceeds of $3.5 million were used to purchase all of the equity interest in Pottsville Behavioral Counseling

Group, Inc., fund the $875,000 loan to The ReDCo Group, Inc., a managed entity, and partially fund our acquisition of certain management agreements with Care Development of Maine in Maine and FCP, Inc. in Massachusetts.

On July 15, 2004, our investment in a Federal Home Loan Mortgage Corporation zero coupon bond referred to above matured yielding a market value of $4.0 million. All proceeds from this investment will be held as cash and used for general corporate purposes, including potential acquisitions.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 20, 2004 for the following purposes:

(a)	To elect two Class 1 directors to each serve for a three year term until the 2007 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each nominee for director was elected by a vote of the stockholders as follows:

	Total Affirmative Votes	Total Votes Withheld
Steven I. Geringer	7,412,567	171,280
Hunter Hurst, III	7,164,957	418,890

In addition, the terms of Messrs. Fletcher Jay McCusker, Mark L. First, Richard Singleton and Ms. Kristi L. Meints as directors continued after the meeting.

(b)	To amend the 2003 Stock Option Plan to increase the number of shares of common stock authorized for issuance under the 2003 Stock Option Plan by 500,000 shares from 500,000 shares to 1,000,000 shares. The proposal to amend the 2003 Stock Option Plan was approved by the stockholders as follows:

Votes For	5,067,256
Votes Against	1,502,350
Abstentions	800
Broker Non-votes	—

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b) Reports on Form 8-K:

•	On May 5, 2004, we furnished a report on Form 8-K relating to financial information for the quarter ended March 31, 2004 as presented in a press release of May 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date:	August 5, 2004	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2004	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2003 Stock Option Plan, as amended

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer