Form 10-Q
period 2004-09-30
PROVIDENCE SERVICE CORP
filed 2004-11-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 8, 2004, there were outstanding 9,327,211 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31 2003	September 30 2004
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,004,235	$11,868,499
Accounts receivable, net of allowance of $69,000 and $1,162,000	9,199,114	17,659,148
Held-to-maturity investments	3,972,560	—
Management fee receivable	3,577,287	4,709,032
Prepaid expenses and other	946,131	2,381,999
Deferred tax asset	617,444	617,444

Total current assets	33,316,771	37,236,122
Property and equipment, net	1,772,201	2,185,804
Note receivable from not-for-profit affiliate	407,341	1,282,341
Goodwill	13,429,270	23,378,619
Intangible assets, net	985,840	7,336,062
Deferred tax asset	1,543,050	1,543,050
Other assets	1,833,320	1,024,708

Total assets	$53,287,793	$73,986,706

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,001,315	$1,281,168
Accrued expenses	4,732,060	8,198,274
Deferred revenue	—	1,206,889
Current portion of capital lease obligations	88,597	102,254
Current portion of long-term obligations	1,493,661	271,987

Total current liabilities	7,315,633	11,060,572
Capital lease obligations, less current portion	139,293	58,685
Long-term obligations, less current portion	2,100,000	800,000

Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 8,481,839 and 9,472,161 issued and outstanding (including treasury shares)	8,482	9,472
Additional paid-in capital	51,772,612	65,617,627
Accumulated deficit	(7,929,665)	(3,260,904)

	43,851,429	62,366,195
Less 135,501 and 146,905 treasury shares, at cost	118,562	298,746

Total stockholders’ equity	43,732,867	62,067,449

Total liabilities and stockholders’ equity	$53,287,793	$73,986,706

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30		Nine months ended September 30
	2003	2004	2003	2004
Revenues:
Home and community based services	$10,872,170	$21,894,083	$30,958,479	$49,606,683
Foster care services	2,424,901	3,357,310	7,573,487	9,866,982
Management fees	1,537,097	2,967,973	4,396,467	7,879,309

	14,834,168	28,219,366	42,928,433	67,352,974
Operating expenses:
Client service expense	11,393,736	20,599,525	33,015,337	49,440,665
General and administrative expense	1,547,648	3,618,523	4,384,361	9,026,457
Depreciation and amortization	202,328	433,927	688,063	910,160

Total operating expenses	13,143,712	24,651,975	38,087,761	59,377,282

Operating income	1,690,456	3,567,391	4,840,672	7,975,692

Other (income) expense:
Interest expense	393,037	98,504	1,516,656	326,217
Interest income	(12,475)	(43,188)	(29,283)	(131,525)
Write-off of deferred financing costs	412,035	—	412,035	—
Put warrant accretion	630,762	—	630,762	—
Equity in earnings of unconsolidated affiliate	(22,508)	—	(156,559)	—

Income before income taxes	289,605	3,512,075	2,467,061	7,781,000
Provision for income taxes	122,255	1,404,670	962,154	3,112,240

Net income	167,350	2,107,405	1,504,907	4,668,760
Preferred stock dividends	3,555,814	—	3,749,013	—

Net income (loss) available to common stockholders	$(3,388,464)	$2,107,405	$(2,244,106)	$4,668,760

Earnings (loss) per common share:
Basic	$(0.70)	$0.22	$(0.73)	$0.51

Diluted	$(0.70)	$0.22	$(0.73)	$0.50

Weighted-average number of common shares outstanding:
Basic	4,856,246	9,466,470	3,082,110	9,129,979
Diluted	4,856,246	9,584,133	3,082,110	9,265,621

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
	2003	2004
Operating activities
Net income	$1,504,907	$4,668,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	688,063	511,424
Amortization	—	398,736
Amortization of deferred financing costs and discount on investment	44,537	75,818
Stock compensation	131,018	128,995
Write-off of deferred financing upon retirement of debt	412,035	—
Put warrant accretion	630,762	—
Equity in earnings of unconsolidated affiliate	(156,559)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(2,647,812)	(4,228,617)
Management fee receivable	(1,094,322)	(1,111,204)
Prepaid expenses and other	(541,242)	(713,833)
Accounts payable	(668,744)	4,503
Accrued expenses	838,253	2,141,548
Deferred revenue	—	720,382

Net cash provided by (used in) operating activities	(859,104)	2,596,512
Investing activities
Purchase of property and equipment	(824,058)	(624,252)
Acquisition of businesses, net of cash acquired	(2,149,381)	(17,467,872)
Redemption (purchase) of held-to-maturity investments	(3,955,760)	4,000,000
Note receivable from unconsolidated affiliate	—	(875,000)
Restricted cash for contract performance	—	(613,325)
Distributions received from unconsolidated affiliate	126,000	—

Net cash used in investing activities	(6,803,199)	(15,580,449)
Financing activities
Net payments on revolving note	(3,289,304)	(21,674)
Payments of capital leases	(130,598)	(66,951)
Proceeds from common stock issued pursuant to stock option exercise, net	—	887,762
Proceeds from common stock offering, net	36,816,617	12,649,064
Payment of preferred stock dividends	(1,071,187)	—
Proceeds from long-term debt	3,350,000	—
Debt financing costs	(136,782)	(100,000)
Repayments of short-term debt	—	(1,400,000)
Repayments of long-term debt	(12,727,265)	(2,100,000)

Net cash provided by financing activities	22,811,481	9,848,201

Net change in cash	15,149,178	(3,135,736)
Cash at beginning of period	1,019,171	15,004,235

Cash at end of period	$16,168,349	$11,868,499

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Supplemental Cash Flow Information

	Nine months ended September 30
	2003	2004
Supplemental cash flow information
Common stock issued for put warrant obligation	$4,200,000	$—

Common stock issued for mandatorily redeemable preferred stock	$4,830,000	$—

Conversion of convertible notes to former stockholders of acquired companies	$2,400,947	$—

Note payable for dividends	$3,500,000	—

Notes payable issued for acquisition of businesses	$1,000,000	$1,000,000

Common stock issued for acquisitions	$1,714,290	$—

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

2. Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services to at-risk families and children. These human services are purchased primarily by state, city and county levels of government, and are delivered under contracts ranging from capitation to fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates primarily in Arizona, California, Delaware, Florida, Illinois, Indiana, Maine, Massachusetts, Michigan, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and the District of Columbia.

Restricted Cash

At December 31, 2003 and September 30, 2004, the Company had $447,500 and $1.1 million of restricted cash of which $272,500 and $885,825 was included in prepaid expenses and other and $175,000 was included in non-current other assets in the accompanying condensed consolidated balance sheets. The restricted cash serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. At September 30, 2004, the cash was held in custody by the Bank of Tucson in the amount of $960,825 and by Key Bank in the amount of $100,000. In addition, the cash is restricted as to withdrawal or use and is currently invested in money market funds.

Intangible assets

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), the Company separately values all acquired identifiable intangible assets apart from goodwill. In connection with the Company’s recent acquisitions (described in note 3 below), the Company allocated a portion of the purchase consideration to certain management contracts and customer relationships based on the expected direct or indirect contribution to future cash flows over the useful life of the asset.

The Company assesses whether certain relevant factors limit the period over which an asset is expected to contribute directly or indirectly to future cash flows for amortization purposes. With respect to acquired management contracts, the useful life is limited by the stated terms of the agreements. The useful life of acquired customer relationships is generally limited by the terms and nature of the underlying contracts with state and local agencies to provide social services. The Company determines an appropriate useful life for acquired customer relationships based on the likelihood that the underlying contracts to provide social services will renew over future periods. The likelihood of renewal is based on the Company’s contract renewal experience and the contract renewal experiences of entities it has acquired.

The Company periodically assesses the recoverability of the unamortized balance of its intangible assets based on expected future profitability and expected cash flows and their contribution to the Company’s overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets would be recognized as an impairment loss.

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income available to common stockholders and earnings per share had the Company’s stock options been accounted for using the fair value method:

	Three months ended September 30		Nine months ended September 30
	2003	2004	2003		2004
Net income (loss) available to common stockholders as reported	$(3,388,464)	$2,107,405	$(2,244,106)		$4,668,760
Add—Recorded stock compensation, net of federal income tax benefit	26,836	25,751	79,922	(1)	77,397
Less—Estimated fair value of stock options assumed vested during the period, net of federal income tax benefit	242,769	285,315	306,482	(1)	692,243

Adjusted net income (loss) available to common stockholders	$(3,604,397)	$1,847,841	$(2,470,666	)(1)	$4,053,914

Earnings (loss) per share:
Basic—as reported	$(0.70)	$0.22	$(0.73)		$0.51

Basic—as adjusted	$(0.74)	$0.20	$(0.80	)(1)	$0.44

Diluted—as reported	$(0.70)	$0.22	$(0.73)		$0.50

Diluted—as adjusted	$(0.74)	$0.19	$(0.80	)(1)	$0.44

(1)	During the nine months ended September 30, 2004, the following error was discovered and corrected. For the nine months ended September 30, 2003, the recorded stock compensation and estimated fair value of stock options assumed vested during the period were not presented net of federal income tax benefit in previously issued financial statements. The effect of this correction on the adjusted net income available to common stockholders for the nine months ended September 30, 2003 was an increase of $47,000. The effect on the basic and diluted—as adjusted earnings per share related to this correction was an increase of $0.02.

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

Effective January 1, 2004, the Company acquired the remaining 50% member interest in and became the sole member of Rio Grande Management Company, LLC, (“Rio Grande Management”), for cash of $820,000 which was prepaid in December 2003. Rio Grande Management was formed in September 2001 by the Company and the ten agencies whose members comprise the board of directors of Rio Grande Behavioral Health Services, Inc., a not-for-profit organization that provides community based social and mental health network services in New Mexico. As a result of this acquisition, the Company acquired the entire membership interest in Rio Grande Management which has a management agreement with the not-for-profit organization pursuant to which Rio Grande Management manages the not-for-profit organization’s operations in return for a fixed management fee per month.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$820,000
Estimated costs of acquisition	5,000

$825,000

Allocated to:
Property and equipment	$6,667
Intangibles	326,000
Goodwill	492,333

$825,000

Currently, the above goodwill is expected to be tax deductible.

On January 1, 2004, the Company acquired all of the outstanding stock of Dockside Services, Inc. (“Dockside”) for cash of $3.4 million (less $300,000 which was placed into escrow as security for any working capital adjustments) and $1.0 million in promissory notes, for a total purchase price of $4.4 million. On August 6, 2004, the working capital adjustments were finalized resulting in an amount due to the Company of $27,930 which was received by the Company in September 2004. This acquisition expands the Company’s operations in the states of Indiana and Michigan.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$3,400,000
Notes payable	1,000,000
Estimated costs of acquisition	44,123

$4,444,123

Allocated to:
Property and equipment	$28,984
Intangibles	1,237,000
Goodwill	3,178,139

$4,444,123

The amount allocated to intangibles represents acquired customer relationships. The Company valued customer relationships acquired in this acquisition based on expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services. No significant residual value is estimated for these intangibles. Amortization of the acquired customer relationships will be recognized over an estimated useful life of 15 years.

Currently, the above goodwill is not expected to be tax deductible.

On May 3, 2004, the Company acquired all of the outstanding stock of Pottsville Behavioral Counseling Group, Inc. (“Pottsville”), a Pennsylvania based social services provider, for cash in the amount of $1.8 million (less $184,000 which was placed into escrow as security for any working capital adjustments or any indemnification obligations). The acquisition of Pottsville expands the Company’s home and community based services into the Pennsylvania market.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,840,000
Estimated costs of acquisition	262,441

$2,102,441

Allocated to:
Property and equipment	$52,839
Intangibles	33,000
Goodwill	2,016,602

$2,102,441

The amount allocated to intangibles represents acquired customer relationships. The Company valued customer relationships acquired in this acquisition based on expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services. No significant residual value is estimated for these intangibles. Amortization of the acquired customer relationships will be recognized over an estimated useful life of 10 years.

Currently, the above goodwill is not expected to be tax deductible.

In conjunction with the acquisition of Pottsville, the Company entered into a management agreement with The ReDCo Group (“ReDCo”), a Pennsylvania not-for-profit social services organization, whereby the Company provides certain management services to ReDCo in return for a predetermined management fee.

Effective June 24, 2004, the Company acquired all of the rights under existing management agreements with Care Development of Maine (“CDOM”) and FCP, Inc. (“FCP”) from Care Development, Inc., a Maine not-for-profit corporation, for cash in the amount of $1.5 million. The Company anticipates paying an additional $1.5 million subject to a definitive agreement. CDOM and FCP are not-for-profit organizations providing foster care and community based services in the States of Maine and Massachusetts, respectively. The acquisition of the management agreements with these organizations expands the Company’s foster care and community based services in Maine and opens a new market in Massachusetts.

The cost of acquiring the management agreements with ReDCo, CDOM and FCP has been allocated to intangible assets as contract acquisition costs and is being amortized on a straight-line basis concurrent with the life of the agreements.

On July 21, 2004, the Company acquired all of the equity interests in Choices Group, Inc., Aspen MSO, LLC and College Community Services, a California mutual benefit corporation (collectively referred to as the “Aspen Companies”) for cash of $10.0 million ($1.0 million of which was placed into escrow as security for any indemnification obligations and any working capital adjustments). According to the provisions of the purchase agreement, the Company will receive $2.0 million in working capital. The acquisition was retroactively effective as of July 1, 2004 in accordance with the terms of the purchase agreement. The acquisition of the Aspen Companies establishes operations in California and Nevada and adds drug court treatment to the Company’s array of social services.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$10,000,000
Estimated costs of acquisition	388,591

$10,388,591

Allocated to:
Working capital	$2,429,221
Property and equipment	85,187
Other assets	100,008
Intangibles	3,511,900
Goodwill	4,262,275

$10,388,591

The amount allocated to intangibles represents acquired customer relationships. The Company valued customer relationships acquired in this acquisition based on expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services. No significant residual value is estimated for these intangibles. Amortization of the acquired customer relationships will be recognized over an estimated useful life of 15 years.

In connection with the acquisition of the Aspen Companies, the Company acquired deferred revenue of $489,000 which represents funding for certain services in advance of services actually rendered. The Company has subsequently recognized additional deferred revenue of $410,000 for the three months ended September 30, 2004. These amounts are reflected as deferred revenue in the accompanying condensed consolidated balance sheets.

Currently, the Company is determining whether all or a portion of the goodwill is tax deductible.

Changes in goodwill were as follows:

Balance at December 31, 2003	$13,429,270
Dockside acquisition	3,178,139
Rio Grande Management acquisition	492,333
Pottsville acquisition	2,016,602
Aspen Companies acquisition	4,262,275

Balance at September 30, 2004	$23,378,619

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of the Aspen Companies had occurred on January 1, 2003. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2003.

	Three months ended September 30		Nine months ended September 30
	2003	2004	2003	2004
Revenue	$20,521,354	$28,219,366	$59,989,991	$78,614,002
Net income (loss)	$(412,535)	$2,107,405	$(234,748)	$4,472,333
Net income (loss) available to common stockholders	$(3,968,349)	$2,107,405	$(3,983,761)	$4,472,333
Diluted earnings (loss) per share	$(0.71)	$0.22	$(1.05)	$0.46

4. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31 2003	September 30 2004
6% unsecured notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 due July 2007	$—	$1,000,000
4% subordinated note to stockholder, repaid in January 2004	3,500,000	—
$10,000,000 revolving note, prime plus 2% (effective rate of 6% at September 30, 2004) through December 2006, at which time the principal is due	93,661	71,987

	3,593,661	1,071,987
Less current portion	1,493,661	271,987

	$2,100,000	$800,000

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

On September 30, 2003 following the Company’s repayment of the $1.0 million term loan portion of the credit facility, the Company’s loan and security agreement was amended with respect to the remaining $10.0 million revolving line of credit and the $10.0 million acquisition term loan to release the not-for-profit organizations managed by the Company as co-borrowers under the loan agreement and extend the maturity date of the acquisition term loan through December 1, 2006. In addition, these not-for-profit organizations established separate stand-alone credit facilities. While the Company does not guarantee any portion of these stand-alone credit facilities, it has agreed to subordinate its management fee receivable in the event of a default under these stand-alone credit facilities. The provisions of the amended loan agreement with respect to the revolving line of credit remained the same as set forth in the original loan and security agreement described above. The Company is required to maintain certain financial covenants under the credit facility and, at December 31, 2003 and September 30, 2004, the Company was in compliance with such covenants.

At September 30, 2004, the Company’s available credit under the revolving line of credit was $10.0 million. The Company is required to pay a per annum unused facility fee of 0.5% for any unborrowed amounts under the revolving line of credit and acquisition term loan.

5. Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2003 and September 30, 2004, there were 8,481,839 and 9,472,161 shares of the Company’s common stock outstanding (including 135,501 and 146,905 treasury shares) and no shares of preferred stock outstanding. On April 2, 2004, the Company completed a follow-on offering of common stock in connection with which the Company sold 862,500 shares of common stock. In addition, during the nine months ended September 30, 2004, the Company issued 120,358 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 stock option and incentive plan, and 7,464 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 stock option plan.

6. Earnings Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30		Nine months ended September 30
	2003	2004	2003	2004
Numerator:
Net income	$167,350	$2,107,405	$1,504,907	$4,668,760
Preferred stock dividends	3,555,814	—	3,749,013	—

Numerator for basic earnings (loss) per share—income (loss) available to common stockholders	(3,388,464)	2,107,405	(2,244,106)	4,668,760
Numerator for diluted earnings (loss) per share—income (loss) available to common stockholders after assumed conversions	$(3,388,464)	$2,107,405	$(2,244,106)	$4,668,760

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	4,856,246	9,466,470	3,082,110	9,129,979
Effect of dilutive securities:
Common stock options	—	117,663	—	135,642

Dilutive potential common shares	—	117,663	—	135,642

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares and assumed conversion	4,856,246	9,584,133	3,082,110	9,265,621

Basic earnings (loss) per share	$(0.70)	$0.22	$(0.73)	$0.51

Diluted earnings (loss) per share	$(0.70)	$0.22	$(0.73)	$0.50

For the three and nine months ended September 30, 2004, employee stock options to purchase 185,000 and 190,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common shares for the respective periods and, therefore, the effect of these options would be antidilutive.

7. Income Taxes

The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income rate primarily due to nondeductible permanent differences and state income taxes.

8. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company provides management services under long-term management agreements and has relationships with certain tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. While recent actions of certain tax authorities have challenged whether similar relationships by other organizations may violate the federal tax-exempt status of not-for-profit organizations, management is of the opinion that its relationships with these tax-exempt organizations do not violate their tax-exempt status and any unfavorable outcomes would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

9. Transactions with Related Parties

In connection with the acquisition of Pottsville and the establishment of a management agreement with ReDCo, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of the entity in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of September 30, 2004, we provided services directly and through the entities we manage to over 27,700 clients from 153 locations in 21 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and provider managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

Prior to our initial public offering in 2003, we were largely funded by venture capital and mezzanine debt. We used proceeds from our initial public offering to pay off our then existing long-term debt. Our working capital requirements are now primarily funded by cash from operations. In addition, we have a $10.0 million revolving line of credit and a $10.0 million acquisition term loan with Healthcare Business Credit Corporation or HBCC. Proceeds from our initial public offering and follow-on offering as well as our credit facilities with HBCC provide funding for general corporate purposes and potential acquisitions.

How we earn our revenue

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount. These revenues are presented in our financial statements as either revenue from home and community based services or foster care services. Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either based upon a percentage of the revenue of the managed entity or a predetermined fee. These revenues are presented in our financial statements as management fees. Because we are responsible for substantially all of the business operations of these entities and our management fees are largely dependent upon their revenues, we also monitor for management and disclosure purposes the revenues of our managed entities. We refer to the revenues of these entities as managed entity revenue. In addition, from time to time, we provide short-term consulting services to other social services organizations for which we receive consulting fees that are a fixed amount per contract. Any such consulting revenues are presented in our statement of operations as management fees.

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

As an alternative to organic expansion, we pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. During the nine months ended September 30, 2004, through our acquisitions (described below), we enhanced our presence in Indiana, Maine, Michigan and New Mexico and entered new markets in California, Massachusetts, Nevada and Pennsylvania. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage in expanding through acquisitions. We also have to integrate the acquired business into our operations, which could disrupt our business, and we may not be able to realize operating and economic efficiencies upon integration.

In all our markets, we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served as that particular metric is the key driver of our revenue growth. We also focus on the number of employees as that is our most important variable cost and the key to the management of our margins.

Acquisitions

Since December 31, 2003, we have completed the following acquisitions:

•	On January 1, 2004, we acquired all of the outstanding stock of Dockside Services, Inc., or Dockside, an Indiana based provider of youth services, for cash in the amount of $3.4 million and two subordinated promissory notes each in the principal amount of $500,000, for aggregate consideration of $4.4 million. This acquisition expands our home and community based counseling operations in the states of Indiana and Michigan.

•	Effective January 1, 2004, we acquired the remaining 50% membership interest in Rio Grande Management Company, LLC, or Rio Grande Management, for cash in the amount of $820,000 which was prepaid in December 2003. Rio Grande Management was originally formed in September 2001, with us owning 50% of its membership interest and the ten agencies whose members comprise the board of directors of Rio Grande Behavioral Health Services, Inc., a not-for-profit social services provider, collectively owning the remaining 50% membership interest. Rio Grande Behavioral Health Services provides community based social and mental health network services in New Mexico, and Rio Grande Management manages those operations in return for a fixed management fee per month. By acquiring the interests of our co-venturers, we now own 100% of the membership interest of Rio Grande Management which maintains a management agreement with Rio Grande Behavioral Health Services.

•	On May 3, 2004, we acquired all of the outstanding stock of Pottsville Behavioral Counseling Group, Inc., or Pottsville, a Pennsylvania based provider of screening and assessment services to Medicaid eligible children and youth, for a purchase price of cash in the amount of $1.8 million. In conjunction with this acquisition, the Company entered into a management agreement with The ReDCo Group or ReDCo, a Pennsylvania not-for-profit social services organization pursuant to which we provide certain management services to ReDCo in return for a predetermined management fee. The Pottsville acquisition and the new management agreement with ReDCo provide us with a long-term entry into the Pennsylvania social services market.

•	Effective June 24, 2004, we acquired all of the rights under existing management agreements with Care Development of Maine, or CDOM, and FCP, Inc., or FCP, from Care Development, Inc., a Maine not-for-profit corporation, for cash in the amount of $1.5 million. We anticipate paying an additional $1.5 million subject to a definitive agreement. CDOM and FCP are not-for-profit organizations providing foster care and community based services in the State of Maine and Commonwealth of Massachusetts. The acquisition of the management agreements with these organizations expands our foster care and community based services in Maine and opens a new market in Massachusetts.

•	On July 21, 2004, we acquired all of the equity interests in Choices Group, Inc., Aspen MSO, LLC and College Community Services, a California mutual benefit corporation, which we collectively refer to as the Aspen Companies, for cash of $10.0 million ($1.0 million of which was placed into escrow as security for any indemnification obligations and any working capital adjustments). According to the provisions of the purchase agreement, we will receive $2.0 million in working capital. The acquisition was retroactively effective as of July 1, 2004 in accordance with the terms of the purchase agreement. The acquisition of the Aspen Companies establishes operations in California and Nevada and adds drug court treatment to our array of social services.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, the allowance for doubtful accounts receivable, accounting for business combinations, goodwill and other intangible assets, and our management contract relationships.

Revenue recognition

We recognize revenue at the time services are rendered at the amounts stated in our contracts and when the collection of these amounts is considered to be probable.

At times we may receive funding for certain services in advance of services actually being rendered. These amounts are reflected in the accompanying condensed consolidated balance sheets as deferred revenues until the actual services are rendered.

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

Fee-for-service contracts. Revenues related to services provided pursuant to fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 70.7% and 67.5% of our revenue for the nine months ended September 30, 2003 and 2004.

Cost based service contracts. As a result of the acquisition of the Aspen Companies, we acquired cost based service contracts where revenue is recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as budgeted costs not incurred, excess cost per service over allowable rate per contract and insufficient encounters. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. Annually, we submitted projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit a cost report which is used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts, were greater than the allowable costs to provide these services. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. The Aspen Companies’ cost based service contracts represented approximately 7.7% of our revenue for the nine months ended September 30, 2004.

Case rate contract. Prior to July 1, 2004, we provided services under one contract under which we received a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, referred to as a case rate contract, we received the established amount regardless of the level of services provided to the beneficiaries during the month and thus recognized this contractual rate as revenue on a monthly basis. To the extent we provided services that exceeded the contracted revenue amounts, we requested the payer to reimburse us for these additional costs. Historically, the payer had reimbursed us for all such excess costs although it had no ongoing contractual obligation to do so under the case rate contract. Consequently, we did not recognize these excess cost amounts as amounts received in excess of our contracted rates, or additional revenue, until the payer actually reimbursed us for such amounts or entered into an agreement contractually committing the payer to pay us the particular amount recognized and collection of such amount was determined to be probable.

Commencing July 1, 2004, we began operating under revised terms of the case rate contract. The revised terms provided for the modification of the contract from a case rate contract to an annual block contract where we receive and recognize as revenue one-twelfth of the established annual amount each month regardless of the level of services provided to the beneficiaries during the month. In addition, the annual contract amount we receive from this contract was increased by $2.5 million, or 25%, to enhance our service offerings to a specialized child welfare population which historically represented a significant portion of our costs to provide services under this contract. The terms of the contract will be reviewed quarterly and amended as necessary to ensure adequate funding of our service offerings under the contract. Our revenues under the previous case rate contract and, since July 1, 2004, the annual block contract represented 19.1% and 13.1% of our total revenues for the nine months ended September 30, 2003 and 2004.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 10.2% and 10.8% of our revenue for the nine months ended September 30, 2003 and 2004.

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

Consulting agreements. We have, commencing in December 2003, entered into consulting agreements with other entities that provide government sponsored social services, to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services, and we may continue such practice on a small scale in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements range in duration from one month to five months and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Management fees earned pursuant to our consulting agreements represented approximately 0.9% of our revenue for the nine months ended September 30, 2004.

The costs associated with generating our management fee revenues are accounted for in client service expense and in general and administrative expense in our condensed consolidated statements of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, as amended by SAB 104, which requires that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. We believe our revenue recognition principles are consistent with the guidance set forth in SAB 101, as amended by SAB 104.

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

As a result of our acquisition of the Aspen Companies, we acquired cost based service contracts where revenues and accounts receivable are recorded at established billing rates or at the amounts realizable under these contracts. Amounts are currently based on provisional rates and allocation of contract costs to appropriate reimbursement sources that are adjusted retroactively based on annual costs reports filed by us with the contracting payers. The cost reports filed by us with the contracting payers are audited annually. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. At the time of the acquisition, the Aspen Companies had provided for approximately $1.1 million for doubtful accounts receivable which added to our allowance for doubtful accounts receivable in consolidation. We believe that adequate provisions have been made in our condensed consolidated financial statements for any adjustments that might result from the outcome of any cost report audits.

Our write-off experience for the nine months ended September 30, 2003 and 2004 was less than 1% of revenue.

Accounting for business combinations, goodwill and other intangible assets

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

In accordance with SFAS No. 141, Business Combinations, we separately value all acquired identifiable intangible assets apart from goodwill. In connection with our recent acquisitions (described above), we allocated a portion of the purchase consideration to certain management contracts and customer relationships based on the expected direct or indirect contribution to future cash flows over the useful life of the asset.

We assess whether certain relevant factors limit the period over which an asset is expected to contribute directly or indirectly to future cash flows for amortization purposes. With respect to acquired management contracts the useful life is limited by the stated term of the agreement. The useful life of acquired customer relationships is generally limited by the terms and nature of the underlying contracts with state and local agencies to provide social services. We determine an appropriate useful life for acquired customer relationships based on the likelihood that the underlying contracts to provide social services will renew over future periods. The likelihood of renewal is based on our contract renewal experience and the contract renewal experiences of entities we have acquired.

We periodically assess the recoverability of the unamortized balance of our intangible assets based on expected future profitability and expected cash flows and their contribution to our overall operations. If the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets would be recognized as an impairment loss.

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

All of our management services are subject to the approval or direction of the managed entities’ board of directors.

The accounting for our relationships with these organizations is based on a number of judgments regarding certain facts related to the control of these organizations and the terms of our management agreements. Any significant changes in the facts upon which these judgments are based could have a significant impact on our accounting for these relationships. We have concluded that our management agreements do not meet the provisions of Emerging Issues Task Force 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain other Entities with Consolidated Management Agreements,” or the provisions of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” or Interpretation No. 46, thus the operations of these organizations are not consolidated with our operations. We will evaluate the impact of the provisions of Interpretation No. 46, if any, on future acquired management agreements.

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended September 30		Nine months ended September 30
	2003	2004	2003	2004
Revenues:
Home and community based services	73.3%	77.6%	72.1%	73.7
Foster care services	16.3	11.9	17.7	14.6
Management fees	10.4	10.5	10.2	11.7

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	76.8	73.0	76.9	73.4
General and administrative expense	10.4	12.8	10.2	13.4
Depreciation and amortization	1.4	1.6	1.6	1.4

Total operating expenses	88.6	87.4	88.7	88.2

Operating income	11.4	12.6	11.3	11.8

Non-operating (income) expense:
Interest expense, net	2.6	0.2	3.5	0.3
Write-off of deferred financing costs	2.8	—	1.0	—
Put warrant accretion	4.3	—	1.5	—
Equity in earnings of unconsolidated affiliate	(0.2)	—	(0.4)	—

Income before income taxes	1.9	12.4	5.7	11.5
Provision for income taxes	0.8	4.9	2.2	4.6

Net income	1.1%	7.5%	3.5%	6.9%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Revenues

	Three months ended September 30		Percent change
	2003	2004
Home and community based services	$10,872,170	$21,894,083	101.4%
Foster care services	2,424,901	3,357,310	38.5%
Management fee	1,537,097	2,967,973	93.1%

Total revenue	$14,834,168	$28,219,366	90.2%

Home and community based services. In January 2004, we consummated the acquisition of Dockside from which we expect to add approximately $2.4 million of home and community based services revenue for the year ending December 31, 2004. We added 193 clients as a result of this acquisition and also positioned ourselves for cross selling of foster care services and expansion into other markets in the states of Indiana and Michigan. For the three months ended September 30, 2004, Dockside contributed $815,000 to our home and community based services revenue. In addition, we have been awarded contracts to perform home and community based services in Fort Pierce and West Palm Beach, Florida, which we expect will collectively add approximately $5.8 million of annual revenue once the contracts are fully operational, with an estimated $4.4 million contribution to home and community based revenue for the year ending December 31, 2004. Collectively, these contracts yielded $1.5 million in home and community based services revenue for the three months ended September 30, 2004. Furthermore, in May 2004, we completed the acquisition of Pottsville from which we expect to add approximately $1.5 million of home and community based services revenue for the year ending December 31, 2004. We added 257 clients as a result of this acquisition and entered into the Pennsylvania market. For the three months ended September 30, 2004, Pottsville added $481,000 to our home and community based services revenue. Finally, we completed the acquisition of the Aspen Companies on July 21, 2004 from which we expect to add approximately $5.6 million of home and community based services revenue for the remainder of 2004. We added approximately 5,000 clients as a result of this acquisition and entered into the California and Nevada markets. For the three months ended September 30, 2004, the Aspen Companies provided $5.2 million of home and community based services revenue.

Excluding the acquisition of Dockside, Pottsville, the Fort Pierce and West Palm Beach contracts and the Aspen Companies, our home and community based services provided additional revenue of approximately $3.0 million for the three months ended September 30, 2004 due to client census increases in new and existing locations. We experienced a net increase of approximately 1,500 new home and community based clients during the three months ended September 30, 2004 as compared to the same period last year, with increases at our existing locations and as a result of the new locations that we opened in North Carolina and Tennessee.

Foster care services. Foster care services revenue contributed an additional $932,000 to total revenue for the three months ended September 30, 2004, as compared to the same period last year. This increase was primarily attributable to organic growth in our historical markets and cross-selling efforts in our traditional home and community based markets such as Arizona, Florida and Virginia where we added 37 new foster care clients that resulted in approximately $430,000 of additional foster care revenue for the three months ended September 30, 2004, as compared to the same prior year period. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on expanding our foster care services to existing strategic geographic areas. The remaining increase in foster care revenue for the three months ended September 30, 2004, as compared to the same period one year ago was due to an increase in the number of foster care clients from approximately 344 at September 30, 2003 to 384 at September 30, 2004.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $35.1 million for the three months ended September 30, 2004 as compared to $15.5 million for the same period one year ago. Management fee revenue as a percentage of managed entity revenue decreased to 8.5% for the three months ended September 30, 2004 compared to 9.9% for the same period last year primarily due to the effect of a predetermined fee we charged ReDCo, a managed entity, and a lower management fee percentage related to the recently acquired management agreements with CDOM and FCP, which were less than the average percentage of managed entity revenue and the fixed fee we charge other managed entities. The combined effects of business growth, the acquisition of the remaining 50% interest in Rio Grande Management, and the acquisition of the management agreements with CDOM and FCP in June 2004 yielded approximately $834,000 in additional management fee revenue for the three months ended September 30, 2004, as compared to the same prior year period. Furthermore, in February 2004, we began to manage the provision of services in the Fort Myers, Florida market by Camelot Community Care, Inc. pursuant to a contract awarded to it by the State of Florida. This contract provides for $22.0 million of annual payments to Camelot Community Care, and our management fee is 10% of such revenue after deducting pass through costs. This contract accounted for an increase in management fee revenue of $397,000 for the three months ended September 30, 2004, as compared to the same period one year ago. The contract under which Camelot Community Care will provide these services expires June 30, 2008. In addition, we generated $200,000 in consulting fees under one consulting contract for the three months ended September 30, 2004.

On June 30, 2004, Rio Grande Behavioral Health Services, Inc., or Rio Grande, received a notice canceling one of its provider HMO network contracts effective July 31, 2004. Subsequently, Rio Grande commenced negotiations for a new contract. Rio Grande and the payer have agreed to continue their relationship under new terms. In connection with this agreement, we amended the management agreement between us and Rio Grande to change the management fee charged to Rio Grande for management services from a per member per month based fee to a fixed fee per month. The new fixed fee is comparable to the previous per member per month based fee and, as a result, we do not expect the new fixed fee to materially affect our management fee revenue related to our management agreement with Rio Grande for the remainder of 2004.

Operating expenses

Client service expense. Client service expense includes the following for the three months ended September 30, 2003 and 2004:

	Three months ended September 30		Percent change
	2003	2004
Payroll and related costs	$8,104,081	$15,456,250	90.7%
Purchased services	2,019,507	2,557,710	26.7%
Other operating expenses	1,250,532	2,567,022	105.3%
Stock based compensation	19,616	18,543	-5.5%

Total client service expense	$11,393,736	$20,599,525	80.8%

Payroll and related costs. To service our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for the three months ended September 30, 2004, as compared to the same period last year, as we added 272 new direct care providers, administrative staff and other employees. In addition, we added 396 new employees in connection with the acquisition of Dockside, Pottsville and the Aspen Companies which resulted in an increase in payroll and related costs of approximately $4.2 million for the three months ended September 30, 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals and revenue as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions will cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense increased from 54.6% for the three months ended September 30, 2003 to 54.8% for the three months ended September 30, 2004 primarily due to our efforts to increase our capacity to service our growth.

Purchased services. Increases in foster parent payments (resulting from an increase in the number of foster care clients) and an increase in the number of referrals requiring pharmacy and support services were partially offset by a decrease in the number of referrals requiring out-of-home placement accounted for the increase in purchased services for the three months ended September 30, 2004. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services we receive from period to period under our case rate contract. Despite the increase in purchased services for the three months ended September 30, 2004, as a percentage of revenue, purchased services decreased from 13.6% for the three months ended September 30, 2003 to 9.1% for the three months ended September 30, 2004. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for the three months ended September 30, 2004.

Other operating expenses. As a result of our organic growth for the three months ended September 30, 2004 we added new locations in North Carolina and Tennessee that resulted in an increase in other operating expenses for that period when compared to the same period one year ago. The acquisition of Dockside, Pottsville and the Aspen Companies added approximately $765,000 to other operating expenses for the three months ended September 30, 2004. Other operating expenses as a percentage of revenue increased from 8.4% to 9.1% from period to period primarily due to the relatively higher operating costs incurred in our new markets in California and Pennsylvania.

Stock based compensation. Stock based compensation of approximately $20,000 and $19,000 for the three months ended September 30, 2003 and 2004, represents the vesting of stock options granted to employees at exercise prices less than the estimated fair value of our common stock on the date of the grant of such options.

General and administrative expense.

Three months ended September 30		Percent change
2003	2004
$1,547,648	$3,618,523	133.8%

Increased accounting and legal fees, information systems improvements, directors and officers’ insurance, general and professional liability insurance, professional services fees and the addition of corporate staff to adequately support our growth and provide services under our management agreements accounted for an increase of $1.5 million of corporate administrative expenses for the three months ended September 30, 2004. Also contributing to the increase in general and administrative expense were investor relations costs such as costs associated with meetings and presentations to investors as well as professional fees relating to increased services provided for Securities and Exchange Commission filings and report reviews. Furthermore, as a result of our growth for the three months ended September 30, 2004, rent and facilities management increased $579,000. As a percentage of revenue, general and administrative expense increased to 12.8% for the three months ended September 30, 2004 from 10.4% for the same period last year primarily as a result of the addition of corporate staff and additional professional services fees related to our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. As we continue to enhance our infrastructure, comply with additional public company requirements and prepare for future growth, we expect that our general and administrative expense will trend higher as compared to prior periods for the remainder of 2004.

Depreciation and amortization.

Three months ended September 30		Percent change
2003	2004
$202,328	$433,927	114.5%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of $121,000 related to the acquisition of Dockside, Pottsville and the Aspen Companies. Also contributing to the increase in depreciation and amortization from period to period was the amortization of the fair value of the management agreements with Rio Grande, CDOM, FCP and ReDCo and increased depreciation expense due to the addition of software and computer equipment during the three months ended September 30, 2004. As a percentage of revenues, depreciation and amortization increased from 1.4% for the three months ended September 30, 2003 to 1.6% for the three months ended September 30, 2004 primarily due to the amortization of our customer relationships intangible assets.

Other (income) expense

Interest expense, net. Due to a lower level of debt for the three months ended September 30, 2004, pursuant to the repayment of all of the amounts that were due under our loan and security agreements with Healthcare Business Credit Corporation and our mezzanine lenders upon consummation of our initial public offering on August 22, 2003, interest expense decreased in the current period as compared to the same period one year ago. As a percentage of revenue, interest expense from period to period decreased from 2.6% for the three months ended September 30, 2003 to 0.2% for the three months ended September 30, 2004 primarily due to the reduction of our debt and substantial revenue growth rate.

Provision for income taxes. The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Revenues

	Nine months ended September 30		Percent change
	2003	2004
Home and community based services	$30,958,479	$49,606,683	60.2%
Foster care services	7,573,487	9,866,982	30.3%
Management fee	4,396,467	7,879,309	79.2%

Total revenue	$42,928,433	$67,352,974	56.9%

Home and community based services. The acquisition of Dockside in January 2004 contributed $2.0 million to our home and community based services revenue for the nine months ended September 30, 2004. In addition, our new home and community based services contracts in Fort Pierce and West Palm Beach, Florida collectively yielded $3.0 million in home and community based services revenue for the nine months ended September 30, 2004. The acquisition of Pottsville in May 2004 provided $867,000 in home and community based services revenue for the nine months ended September 30, 2004. Finally, the acquisition of the Aspen Companies in July 2004 contributed $5.2 million in home and community based services for the nine months ended September 2004. Excluding the acquisition of Dockside, Pottsville, the Fort Pierce and West Palm Beach contracts and the Aspen Companies, our home and community based services provided additional revenue of approximately $7.6 million for the nine months ended September 30, 2004, as compared to the same prior year period due to client census increases in new and existing locations.

Foster care services. Foster care services revenue contributed an additional $2.3 million to total revenue for the nine months ended September 30, 2004 as compared to the same period last year. This increase was primarily attributable to organic growth in our historical markets, commencement of operations in Delaware and cross-selling efforts in our traditional home and community based markets such as Arizona, Florida and Virginia where we added approximately $1.3 million. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on expanding our foster care services. The remaining increase in foster care revenue for the nine months ended September 30, 2004, as compared to the same period last year was due to an increase in the number of foster care clients.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $84.5 million for the nine months ended September 30, 2004 as compared to $45.8 million for the same period one year ago. Management fee revenue as a percentage of managed entity revenue decreased to 9.3% for the nine months ended September 30, 2004 compared to 9.6% for the same period last year primarily due to the effect of a predetermined fee we charged ReDCo, a managed entity, and a lower management fee percentage related to the recently acquired management agreements with CDOM and FCP, which were less than the average percentage of managed entity revenue and the fixed fee we charge other managed entities. The combined effects of business growth, the acquisition of the remaining 50% interest in Rio Grande Management, and the acquisition of the management agreements with CDOM and FCP in June 2004 yielded approximately $1.9 million in additional management fee revenue for the nine months ended September 30, 2004, as compared to the same prior year period. Furthermore, in February 2004, we began to manage the provision of services in the Fort Myers, Florida market by Camelot Community Care, Inc. pursuant to a contract awarded to it by the State of Florida. This contract accounted for an increase in management fee revenue of $961,000 for the nine months ended September 30, 2004, as compared to the same period one year ago. In addition, under four consulting contracts that we entered into during the nine months ended September 30, 2004, we generated $634,000 in consulting fees.

Operating expenses

Client service expense. Client service expense includes the following for the nine months ended September 30, 2003 and 2004:

	Nine months ended September 30		Percent change
	2003	2004
Payroll and related costs	$23,054,306	$36,096,279	56.6%
Purchased services	6,014,771	7,404,087	23.1%
Other operating expenses	3,876,706	5,884,432	51.8%
Stock based compensation	69,554	55,867	-19.7%

Total client service expense	$33,015,337	$49,440,665	49.8%

Payroll and related costs. To service our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for the nine months ended September 30, 2004, as compared to the same period last year, as we added 272 new direct care providers, administrative staff and other employees. In addition, we added 396 new employees in connection with the acquisition of Dockside, Pottsville and the Aspen Companies which resulted in an increase in payroll and related costs of approximately $5.1 million for the nine months ended September 30, 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals and revenue as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions will cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense decreased from 53.7% for the nine months ended September 30, 2003 to 53.6% for the nine months ended September 30, 2004 primarily due to an increase in our revenue growth rate from organic growth, acquisitions and management fees.

Purchased services. Increases in foster parent payments (resulting from an increase in the number of foster care clients) and an increase in the number of referrals requiring pharmacy and support services were partially offset by a decrease in the number of referrals requiring out-of-home placement accounted for the increase in purchased services for the nine months ended September 30, 2004. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services we receive from period to period under our case rate contract. Despite the increase in purchased services for the nine months ended September 30, 2004, as a percentage of revenue, purchased services decreased from 14.0% for the nine months ended September, 2003 to 11.0% for the nine months ended September 30, 2004. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for the nine months ended September 30, 2004.

Other operating expenses. As a result of our organic growth for the nine months ended September 30, 2004 we added new locations in Oklahoma, North Carolina, Tennessee, Texas and the District of Columbia that resulted in an increase in other operating expenses for that period when compared to the same period one year ago. The acquisition of Dockside, Pottsville and the Aspen Companies added approximately $1.0 million to other operating expenses for the nine months ended September 30, 2004. Notwithstanding the increase in other operating expenses, our revenue growth rate from both organic growth and acquisitions resulted in a decrease in other operating expenses as a percentage of revenue from 9.0% for the nine months ended September 30, 2003 to 8.7% for the nine months ended September 30, 2004.

Stock based compensation. Stock based compensation of approximately $70,000 and $56,000 for the nine months ended September 30, 2003 and 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options.

General and administrative expense.

Nine months ended September 30		Percent change
2003	2004
$4,384,361	$9,026,457	105.9%

Increased accounting and legal fees, information systems improvements, directors and officers’ insurance, general and professional liability insurance, professional services fees and the addition of corporate staff to adequately support our growth and provide services under our management agreements accounted for an increase of $3.8 million of corporate administrative expenses for the nine months ended September 30, 2004. Also contributing to the increase in general and administrative expense were investor relations costs such as costs associated with meetings and presentations to investors as well as professional fees relating to increased services provided for Securities and Exchange Commission filings and report reviews. Furthermore, as a result of our growth for the nine months ended September 30, 2004, rent and facilities management increased $891,000. As a percentage of revenue, general and administrative expense increased to 13.4% for the nine months ended September 30, 2004 from 10.2% for the same period last year primarily as a result of the addition of corporate staff and additional professional services fees related to our efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. As we continue to enhance our infrastructure, comply with additional public company requirements and prepare for future growth, we expect that our general and administrative expense will trend higher as compared to prior periods for the remainder of 2004.

Depreciation and amortization.

Nine months ended September 30		Percent change
2003	2004
$688,063	$910,160	32.3%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of $121,000 related to the acquisition of Dockside, Pottsville and the Aspen Companies. Also contributing to the increase in depreciation and amortization from period to period was the amortization of the fair value of the management agreements with Rio Grande, CDOM, FCP and RedCo and increased depreciation expense due to the addition of software and computer equipment during the three months ended September 30, 2004. As a percentage of revenues, depreciation and amortization decreased from 1.6% for the nine months ended September 30, 2003 to 1.4% for the nine months ended September 30, 2004 primarily due to a higher revenue growth rate.

Other (income) expense

Interest expense, net. Due to a lower level of debt for the nine months ended September 30, 2004, pursuant to the repayment of all of the amounts that were due under our loan and security agreements with Healthcare Business Credit Corporation and our mezzanine lenders upon consummation of our initial public offering on August 22, 2003, interest expense decreased in the current period as compared to the same period one year ago. As a percentage of revenue, interest expense from period to period decreased from 3.5% for the nine months ended September 30, 2003 to 0.3% for the nine months ended September 30, 2004 primarily due to the reduction of our debt and substantial revenue growth rate.

Provision for income taxes. The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

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

Our balance of cash and cash equivalents was $11.9 million at September 30, 2004, down from $15.0 million at December 31, 2003, primarily due to several acquisitions completed during the nine month period including the Aspen Companies and the pay off of the Eos note partially offset by proceeds received from our follow-on offering of common stock. At September 30, 2004, our debt was $1.1 million compared to $3.6 million at December 31, 2003.

Cash flows

Operating activities. Net cash from operations of $2.6 million for the nine months ended September 30, 2004, were provided primarily from net income of $5.7 million, adjusted for non-cash depreciation and amortization expense. Working capital increased for the nine months ended September 30, 2004 with nearly $5.3 million of cash used to finance our accounts receivable and management fee receivable growth and $700,000 of prepaid workers compensation and other insurance premiums as well as prepaid consulting fees partially offset by approximately $2.9 million increase in accrued expenses due to increased amounts due for audit related fees and purchased services expense, income tax liability, accrued payroll, accrued foster parent payments and deferred revenue.

Investing activities. Net cash used in investing activities totaled $15.6 million for the nine months ended September 30, 2004, and included $17.5 million, net of cash acquired, paid to acquire Dockside, Pottsville, the management agreements with CDOM and FCP and the Aspen Companies. In addition, we loaned ReDCo, a managed entity, $875,000 in return for a promissory note for the same amount. Furthermore, we spent $613,000 to fund irrevocable standby letters of credit to ensure contract performance and $624,000 for property and equipment. Partially offsetting cash used for investing purposes, our Federal Home Loan Mortgage Corporation zero-coupon bond matured yielding $4.0 million on July 15, 2004.

Financing activities. During the nine months ended September 30, 2004, we generated cash totaling $9.8 million in financing activities. Our follow-on offering of common stock and the issuance of common stock related to the exercise of outstanding stock options provided net proceeds of $13.5 million. Conversely, we repaid a $3.5 million note to Eos Partners representing a consent fee in connection with our initial public offering and a financing fee of $100,000 to Health Care Business Credit Corporation for a contemplated credit facility amendment in order for the Company to increase its borrowing capacity under the line of credit and acquisition loan facilities, and to include the subsidiaries acquired in 2004 as parties to the loan agreement with HBCC.

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

At September 30, 2004, we had borrowed $72,000 under the revolving line of credit and no borrowings under the acquisition term loan, available credit of $10.0 million on our revolving line of credit, and we were in compliance with all covenants.

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

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide the management for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. Additionally, prior to July 1, 2003, these management agreements contained a provision that permitted us to earn bonuses to our management fee dependent upon the managed entities’ operating results. We have historically recognized such bonuses as revenue when they have been approved and authorized by the board of directors of the applicable not-for-profit entity and collection of such amount is determined to be probable. In connection with the renegotiation of our fee arrangement with these entities, our management agreements with them were amended as of July 1, 2003, at which time the bonus provision was removed. Management fees generated under our management agreements represented 10.2% and 10.8% of our revenue for the nine months ended September 30, 2003 and 2004. Management fees generated under short term consulting agreements entered into in December 2003 and January - September

2004 represented approximately 0.9% of our revenue for the nine months ended September 30, 2004. (See “-Critical accounting policies and estimates-Revenue recognition”). In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Our management fee receivable is comprised of management fees we earn pursuant to our management agreements with certain not-for-profit social services organizations. Management fee receivable at December 31, 2003 and September 30, 2004 were $3.6 million and $4.7 million, and management fee revenues were recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we, at times, allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fees receivable balances as of September 30, June 30, and March 31, 2004 and December 31, 2003:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2003	$564,658	$665,578	$485,473	$1,228,304	$633,274
March 31, 2004	$579,269	$568,310	$498,683	$1,030,772	$422,707
June 30, 2004	$710,762	$672,588	$585,792	$934,751	$268,689
September 30, 2004	$935,749	$916,579	$860,450	$1,402,976	$593,278

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

At September 30, 2004, none of our management fees receivable were older than 365 days, and our days sales outstanding for our managed entities had decreased from 202 days at December 31, 2003 to 181 days at September 30, 2004.

In addition, Camelot Community Care, which represented $2.4 million, or 51%, of our total management fee receivable at September 30, 2004, and Intervention Services Inc., referred to as ISI, which represented $1.3 million, or 28%, of our total management fee receivable at September 30, 2004, each obtained its own stand-alone line of credit from HBCC in September 2003. The loan agreements between HBCC and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of September 30, 2004, they were each in compliance with all of their loan covenants with HBCC and Camelot Community Care had availability of $1.2 million under its line of credit as well as $2.8 million in cash and cash equivalents and ISI had availability of $307,500 under its line of credit as well as $61,000 in cash and cash equivalents.

Camelot Community Care has also entered into several new contracts, including its new contract with the State of Florida, which provides for payments to Camelot Community Care in the amount of $22.0 million per year commencing as of February 1, 2004. Furthermore, in an effort to enhance liquidity and fund future growth opportunities at ISI, we agreed with the board of directors of ISI to lower our management fee percentage by 3 percentage points effective July 1, 2004. We expect the effect of the decrease in our management fee percentage will be partially offset by the July 1, 2004 Florida Medicaid rate increase from $48.50 per hour to $64 per hour, relating to 46% of ISI’s contract revenues. Furthermore, ISI expects an increase in its projected revenues for the remainder of 2004. Looking ahead, we do not expect a material decrease in our management fee from current levels as a result of the decrease in our management fee percentage.

The remaining $1.0 million balance of our total management fees receivable at September 30, 2004, was due from Rio Grande, RedCo, CDOM, FCP and Family Preservation Services of South Carolina.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities and on our assessment, as the long-term manager of their operations, of their performance outlook for the remainder of 2004. To date, we have not incurred any write-offs of management fee receivable nor have we been required to defer any management fee revenues associated with our management services.

Transactions with ReDCo. In connection with the acquisition of Pottsville and the establishment of a management agreement with ReDCo, we loaned $875,000 to ReDCo to fund certain long-term obligations of the entity in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets.

Contractual cash obligations. The following is a summary of our future contractual cash obligations as of September 30, 2004:

	At September 30, 2004
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$1,072	$272	$800	$—	$—
Leases	6,117	3,012	2,655	450	—

Total	$7,189	$3,284	$3,455	$450	$—

We expect our liquidity needs on a short- and long-term basis will be satisfied by cash flow from operations, the net proceeds from the sale of equity securities and borrowings under debt facilities.

Recently issued accounting pronouncements

In October 2004, the Financial Accounting Standards Board, or FASB, finalized SFAS 123R, “Share-Based Payment”, effective for public companies for interim and annual periods beginning after June 15, 2005. The FASB requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact, the implementation strategy and the related timing of implementation of SFAS 123R on our financial position and results of operations.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our reliance on government-funded contracts (for instance, changes in budgetary priorities of the government entities that fund the services we provide could result in our loss of contracts or a decrease in amounts payable to us under our contracts); risks associated with government contracting in general, such as the short-term nature of our contracts and the fact that they can be terminated prior to expiration, without cause and without penalty to the payer, and are subject to audit and modification by the payers, in their sole discretion; risks associated with our cost based service contracts such as budgeted costs not incurred, cost per service may exceed allowable rate per contract and we may not encounter the projected number of clients necessary to earn the funds we receive to provide agreed upon social services; challenges resulting from growth or acquisitions; risks involved in managing government business, such as increased risks of litigation and other legal actions and liabilities; dependence on our licensed service provider status as our loss of such status in any jurisdiction could result in the termination of a number of our contracts; our reliance on a few providers for a significant amount of our revenues; legislative, regulatory or policy changes; adverse media exposure; opposition to privitization of government programs by government unions or others; the level and degree of our competition, both for attracting and retaining experienced personnel and in acquiring additional contracts; and legal, economic and other risks detailed in our other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate and market risk

Upon the consummation of our initial public offering, we repaid all of the principal and accrued interest outstanding under our loan and security agreements. As of September 30, 2004, we had borrowed $72,000 under our revolving line of credit and no borrowings under our acquisition term loan. In connection with our acquisition of Dockside, we issued two subordinated notes each in the amount of $500,000 to the sellers. The notes bear a fixed interest rate of 6%.

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

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families under government contracts. Under one contract we generate a significant portion of our revenue. For the nine months ended September 30, 2004, we generated approximately $8.8 million, or 13.1% of our revenues pursuant to a contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other retroactive contractual adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls. During the quarter ended September 30, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley 404 Compliance. We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase where we have identified what may be control deficiencies in our system of internal controls. As we move to the testing phase of our project, we expect to validate these potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation teams to investigate these potential control deficiencies, and, where appropriate, to remediate them. To ensure that we address these issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of one outside specialist. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Our Initial Public Offering

On August 22, 2003, we completed an initial public offering of shares of our common stock. We sold 3.0 million shares and selling stockholders sold 1.3 million shares at an offering price of $12.00 per share. On September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold an additional 645,000 shares at an offering price of $12.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-106286) which was declared effective by the Securities and Exchange Commission on August 18, 2003. The managing underwriters for the offering were SunTrust Robinson Humphrey, Jefferies & Company, Inc. and Avondale Partners, LLC. As of September 30, 2004, we had incurred a total of approximately $7.6 million in expenses in connection with the offering as follows:

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

As of September 30, 2004, the net proceeds to us after deducting the total expenses described above amounted to $36.2 million.

Between August 22, 2003 and September 30, 2004, we used $19.2 million of the net proceeds of our offering to repay indebtedness under our credit facilities, we used approximately $1.1 million to pay accrued and unpaid dividends on our Series A, B, and D preferred stock, we invested $4.0 million in a Federal Home Loan Mortgage Corporation zero coupon bond that matured on July 15, 2004, we paid $820,000 to acquire the remaining 50% interest in Rio Grande Management Company, LLC, a joint venture limited liability company, which we acquired on January 1, 2004, and we used $3.4 million of the net proceeds of our offering and issued an aggregate of $1.0 million promissory notes payable to acquire 100% of the outstanding stock of Dockside Services, Inc., a for-profit provider of social services located in Indiana, on January 1, 2004. Further, on January 27, 2004, we used $3.5 million to prepay all outstanding principal and accrued interest due pursuant to two subordinated notes to Eos Partners SBIC and Eos Partners SBIC II. These notes were issued to pay a consent fee to Eos Partners SBIC and Eos Partners SBIC II, the then holders of our Series A preferred stock, Series B preferred stock and Series D preferred stock in connection with our initial public offering and pursuant to an amended stockholders agreement, and we used $670,000 for general corporate purposes. The remaining proceeds of $3.5 million were used to purchase all of the equity interest in Pottsville Behavioral Counseling Group, Inc., fund the $875,000 loan to The ReDCo Group, Inc., a managed entity, and partially fund our acquisition of certain management agreements with Care Development of Maine in Maine and FCP, Inc. in Massachusetts.

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

Item 6. Exhibits.

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

THE PROVIDENCE SERVICE CORPORATION

Date: November 9, 2004	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer