Form 10-K
period 2004-12-31
PROVIDENCE SERVICE CORP
filed 2005-03-15
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price for such common equity as reported on the Nasdaq National Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was $164,480,952.

As of March 14, 2005, there were outstanding 9,357,691 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2004, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the registrant’s stock and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1.    Business

We deliver privatized social services

We provide and manage government sponsored social services. Our counselors, social workers and mental health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. We do not own or operate any hospitals, residential treatment centers or group homes. Instead, we provide care primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life. We also manage social services provider networks. Since our inception, we have grown from 1,333 clients served in a single state to over 29,000 clients served, either directly or through our managed entities, from 151 locations in 21 states and the District of Columbia as of December 31, 2004.

We provide the following continuum of services, directly or through our managed entities, pursuant to 312 contracts we were a party to as of December 31, 2004.

•	Home and community based counseling. We provide individual and family counseling in a client’s own home. We also contract with schools to help them manage at-risk students through training and counseling programs on school grounds. Our counselors are professionals or para-professionals who are trained to provide a wide range of home and community based services, which address marital and family issues, depression, drug or alcohol abuse, domestic violence, hyperactivity, criminal or anti-social behavior, sexual misbehavior, school expulsions or chronic truancy and other disruptive behaviors.

•	Foster care. We actively recruit and train foster parents and license family foster homes to provide 24-hour care to adolescents and children who have been removed from their homes. In addition, we offer therapeutic foster care to children and adolescents who exhibit serious emotional problems and who could otherwise require institutional treatment.

•	Not-for-profit managed services. We provide administrative support, information technology, and accounting and payroll services to the entities we manage under fee for service management contracts. Through government contracts involving a large population of potential clients, we handle telephone inquiries and conduct face-to-face interviews to determine a potential client’s needs, and if necessary, place the client with an appropriate social services provider. We also provide monitoring services where we assist clients in accessing government benefits. In addition, we provide case management services where we supervise all aspects of an eligible client’s care, treatment and benefits.

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. Under other contracts we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. Where we contract to manage the operations of a not-for-profit social services provider, we receive a management fee that is either based upon a percentage of the revenues of the managed entity or a predetermined fee.

When we formed our business as a Delaware corporation in 1996, most government social services were delivered directly by governments in institutional settings such as psychiatric hospitals, residential treatment centers or group homes. We recognized that social services could be delivered more economically and effectively in a home or community based setting. Additionally, we anticipated that payers would increasingly seek to privatize the provision of these social services in order to reduce costs and provide quality social services to an increasing number of recipients. Based on this outlook, we developed a system for delivering these services that is less costly and, we believe, more effective than the traditional institutional care system.

We have grown rapidly since our inception through organic growth and strategic acquisitions, increasing our revenue from $8.6 million in fiscal year 1998 to $97.0 million in fiscal year 2004, representing a compounded annual growth rate of 41.3%. Our revenues grew from $59.3 million for the fiscal year ended December 31, 2003 to $97.0 million for the fiscal year ended December 31, 2004. During that same period, our managed entity revenue grew from $62.8 million to $121.0 million.

Social services environment

Many different agencies and programs, including welfare, child welfare and justice departments, public schools and state Medicaid programs, fund government social services. Historically, governments have provided social services directly to eligible individuals and have often provided these services in institutional settings. We believe there are growing trends in the United States toward privatization of government social services and the delivery of these social services in non-institutional settings. The following factors contribute to these trends:

•	Large and growing population of eligible beneficiaries. Government funded social services are available to persons who are eligible for assistance due to income level, emotional/educational disabilities or court order. The following statistics demonstrate the significant and growing number of eligible beneficiaries:

•	35.8 million people were living in poverty in 2003, up from 34.6 million in 2002 and 32.9 million in 2001;

•	49.7 million people were enrolled in Medicaid benefits in 2004, up from 42.7 million in 2003 and 40.1 million in 2002;

•	11% of all students fail to attain high school diplomas in 2002;

•	There were 2.3 million juvenile arrests in 2002;

•	4.5 million children were referred to Child Protective Services in 2002; and

•	4.8 million adults were released to the community under probation or parole programs at December 31, 2003.

Persons from each of these groups are potentially eligible for government sponsored social services. The size and growth of the population of eligible recipients of government sponsored social services places additional pressure on the ability of government agencies to provide these services.

•	Increasing pressure on governments to control costs. Forty-four states reported an estimated cumulative budget deficit of between $70.0 billion and $85.0 billion in 2004. With the number of persons eligible for government funded social services increasing and states facing budget deficits, states are struggling to fund mandated social services. Consequently, state and local governments are increasingly seeking less costly alternatives to their current service delivery systems.

•	Increasing acceptance of privatized social services. Several independent studies have concluded that privatized social services are more effective and cost efficient than direct government provided social services. As of 2003, the value of state government contracts to private firms was up 60% since 1996, reaching a total of $400 billion.

The following further describes significant government social services programs that are the subject of increasing privatization.

Medicaid funded programs

Medicaid is a state-administered program, jointly funded by the states and the federal government. Medicaid provides certain medical care services to qualified low-income persons. State controlled mental health spending is budgeted at $194.0 billion for 2005 compared to $181.0 billion for 2004. The President’s budget for 2006 requests additional money to fund the development of new programs designed to transition Medicaid clients away from institutional care to home based care. No assurance can be given that additional funding will be obtained. The Medicaid program has been criticized for its traditional institutional based approach to health treatment. Because the institutional based approach is costly, states are seeking less expensive methods to deliver care to patients and as a result there is a trend toward community based care as an alternative to institutional or “out of home” care. Forty-nine states have received waivers to develop alternatives to institutional care. Such alternatives include home and community based programs tailored to specific populations of beneficiaries. In addition, there are eighteen states operating under waivers, which allow comprehensive change to such states’ Medicaid delivery systems through pilot or demonstration projects. In addition to privatizing discrete components of Medicaid funded social services, some states have, and we believe other states will, completely privatize the delivery of services under their Medicaid systems.

Welfare programs

State governments and the federal government provide entitlement payments or benefits under the Temporary Assistance for Needy Families Program, or TANF. The U.S. Census Bureau reports that over 13% of families in the United States lived below the poverty level in 2003. Reforms to the welfare system have created incentives for states to achieve federally established goals regarding work participation, marriage, and pregnancy reduction. Reform legislation mandates that the changes be implemented rapidly. Moreover, welfare reforms have permitted private entities to determine eligibility for benefits. We believe that because of the rapid deployment of these welfare initiatives and the elimination of restrictions on privatization, government agencies will increasingly contract with private companies to provide services to welfare eligible individuals.

Child welfare programs

The child welfare system consists of state and federally funded agencies required by law to protect children from abuse or neglect. These agencies may remove children from abusive homes and place them in other homes under the jurisdiction of a juvenile judge. If a child becomes a ward of the state, the state could be responsible for all aspects of the child’s care and custody until the child turns 18 years old. Often, children who are wards of the state are placed in foster care programs operating within the child welfare system. In 2002, there were 4.5 million reported incidents of child abuse and neglect in the United States. In 2003, there were 523,000 children in foster care in the United States, up from 260,000 in the 1980s. Child welfare agencies are increasingly engaging private entities to provide child welfare services.

Juvenile justice programs

Juvenile justice programs include court, probation, parole, prevention and intervention programs addressing delinquent youth behavior. In 2002, there were 2.3 million juvenile arrests, of which 71% were male and 29% were female. Government entities have increasingly been the target of lawsuits filed by constitutional advocacy groups claiming that a reduction in the number of incarcerated youth is necessary. Due to the growth in juvenile arrests and detention and legal pressures, government entities are increasingly seeking assistance from private providers to develop and implement alternative juvenile correction services in order to reduce costs and provide more effective solutions to juvenile justice issues.

Education programs

Approximately 11% of all students in the United States fail to attain high school diplomas in 2002. Further, it is estimated that approximately 12% of African American youth and 26% of Hispanic youth dropped out of high school in 2002. Some of the common attributes of at-risk students are low socio-economic status and the existence of family and/or home problems. Regardless of socio-economic status or educational or emotional disability, public schools are required to support school aged students. School reforms have been unable to address this growing problem of at-risk students. To manage this large population of at-risk students, schools are turning to outside service providers to provide additional support.

Adult corrections programs

In 2003, there were approximately 4.8 million persons on probation and parole in the United States. The adult correctional system creates a large and costly demand for social services subsequent to an inmate’s release from incarceration and during the periods of probation or parole. These services include transitional services, parole supervision and tracking and monitoring services. We believe government entities are increasingly seeking private companies to fulfill the growing need for adult correctional services on a more economical basis.

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

We also provide intensive home based counseling, which consists of up to 20 or more hours per client per week. Our intensive home based counselors are masters or Ph.D. level professional therapists or counselors. Intensive home based counseling is designed for clients struggling to cope with everyday situations. Our counselors are qualified to assist with marital and family issues, depression, drug or alcohol abuse, domestic violence, hyperactivity, criminal or anti-social behavior, sexual misbehavior, school expulsion or chronic truancy and other disruptive behaviors. In the absence of this type of counseling, many of these clients would be considered for 24-hour institutional care or incarceration.

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

•	Therapeutic foster care. We provide therapeutic foster care services. This is a 24-hour care service designed for children exhibiting serious emotional problems who could otherwise require institutional treatment. We recruit, license and train professional foster parents to care for foster children for up to a year of therapeutic intervention. Social, psychological and psychiatric services are provided on a prescriptive basis to each child and therapeutic foster care family by a team of licensed, professional staff.

Provider managed services

•	Intake, assessment and referral services. We contract on behalf of our managed entities with governments to receive and handle telephone inquiries regarding need and eligibility for government sponsored social services, to arrange for face-to-face interviews and to conduct benefit eligibility reviews. If indicated from the telephone inquiry and/or interviews with the client, we perform an evaluation of need, which may include a psychiatric assessment, psycho-social assessment, a social history and other diagnostic tools. Once eligibility is determined, the client is referred to an appropriate social services provider.

•	Network management. Certain entities we manage have engaged us to coordinate or manage the delivery of government sponsored social services by a network of providers. We have organized preferred provider networks capable of responding to large volume privatization initiatives. Currently, we manage networks in Southern New Mexico and Fort Myers, Florida.

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

In addition to the social services that we provide, we have entered into several short-term consulting agreements with other social services providers pursuant to which we are providing them with our evaluation of, and recommendations with respect to, their operations. While we do not expect to engage in numerous consulting contracts, we have been able to develop new relations and prospects by providing consulting expertise. We expect to continue this activity on a small scale.

Our competitive strengths

We believe the following competitive strengths uniquely position us to take advantage of the increase in privatization of government social services and the trend away from institutional care:

•	Lower cost, non-institutional focus. We provide a lower cost alternative to the institutional delivery of social services. Because we do not own or operate any hospital or treatment beds, our operating costs are generally low and variable. We are not burdened by the costs of building, maintaining and financing institutional facilities. Also, by focusing on delivering social services outside of institutional settings, our ability to serve clients is not constrained by a fixed number of beds or the size of a facility.

•	Flexible, decentralized operations model. We provide our services under a decentralized, local model. We operate as a network of local and regional providers who are part of the communities they serve. Our local professionals have developed extensive relationships with payers and a reputation for providing cost effective, quality service to our clients. We believe this model increases our opportunities to obtain contracts. We give local managers responsibility and incentives for local revenue generation. At the same time, we hold our local managers to stringent budgets, allowing us to control costs. Our operations model is easily scalable and allows our employees to focus on, and react quickly to, additional opportunities to provide our services.

•	Diverse payer and revenue base. We generate revenue directly and on behalf of the entities whose operations we manage pursuant to 312 contracts with payers as of December 31, 2004. Virtually all of these payers are local and state government agencies and government intermediaries, each of which determines its own rates for services. While the federal government ultimately provides a significant portion of our payers’ funding, we do not currently contract directly with the federal government, and our contract rates are not federally determined.

•	Experienced management team. The members of our management team have significant experience as government executives, state agency officials and public company leaders. These professionals bring many years of experience in government sponsored social services and the healthcare, corrections and social services industries.

•	Proven track record and wide range of services. Within our core continuum of services, we provide intake, assessment and referral, client monitoring and mentoring, case management, home based counseling, substance abuse treatment, school support and foster care services. Our proven track record has made us an attractive partner to, or manager of, not-for-profit organizations that contract to provide government sponsored social services. Our broad range of home and community based social services allows us to be a single-source provider of alternatives to institutional care. As of December 31, 2004, we served, directly or through the entities whose operations we manage, over 29,000 clients from 151 locations in 21 states and the District of Columbia pursuant to 312 contracts. Since our formation, no payer has terminated or failed to renew or extend one of our contracts.

Our growth strategy

We intend to continue to grow as a provider of home and community based social services to individuals and families in home and community based settings. The key elements of our growth strategy are as follows:

•

Broaden service offerings.    We intend to expand our menu of non-institutional services in order to respond to the evolving needs of our clients and capitalize on additional cross-selling opportunities with existing payers. Historically, cross-selling our services has been an effective method of expanding our business. For example, in 2002, we added foster care and home based services in Phoenix, Arizona. In Illinois, we added intensive foster care services to our existing foster care services as an alternative to residential institutional care. In Dallas, Texas, we have added substance abuse treatment to our current school based counseling contract. In Fort Myers, Florida, a not-for-profit organization we manage was awarded a contract by the Florida Department of Children and Families pursuant to Florida’s Community Based Care Initiative (an initiative that is designed to privatize child welfare services for the entire state). The term of the contract is February 1, 2004 through June 30, 2008 and provides for contract payments to the not-for-profit organization of $22.0 million per year, or $97.5 million over the term. We believe these examples demonstrate our ability to generate additional business in markets where we have existing relationships.

•	Expand organically into new markets. We intend to offer our services in new geographic markets that are contiguous to existing markets or where we believe we can establish a significant presence. We started providing services through two locations in one state in 1997 and now provide services through 151 locations in 21 states and the District of Columbia either directly or through entities we manage. In 2004, excluding our expansion through acquisitions, we opened two new locations in North Carolina and one new location in Tennessee.

•	Pursue strategic acquisitions. While we believe our growth is not dependent on acquisitions, we intend to continue to seek acquisition opportunities that we believe will allow us to move into new geographic markets, broaden our services or expertise, expand our client base and/or provide solid local relationships, focusing primarily on acquisition opportunities that would expand our existing home based and foster care services. We have completed and integrated several strategic acquisitions since our inception, two of which were completed in our first year of operations and provided the foundation upon which our business was built. Subsequently, in March 2002, we acquired Camelot Care Corporation, which substantially broadened our foster care services and expertise and expanded our reach into six new states; in January 2003, we acquired Cypress Management Services, Inc., a provider of alternative home based and foster care services in Florida; in January 2004 we acquired Dockside Services, Inc., a provider of youth services in Indiana and Michigan and the remaining 50% membership interest in Rio Grande Management Company, LLC; in May 2004, we acquired Pottsville Behavioral Counseling Group, Inc., which provided us with a long-term entry into the Pennsylvania social services market; and, most recently, in July 2004, we acquired Choices Group, Inc., Aspen MSO, LLC and College Community Services, a California mutual benefit corporation, which we collectively refer to as the Aspen Companies. The acquisition of the Aspen Companies established operations in California and Nevada and added drug court treatment to our array of social services. In addition, we continue to selectively identify and pursue attractive acquisition opportunities.

Revenue and payers

We derive substantially all of our revenue from contracts with state or local government agencies, government intermediaries or the not-for-profit social services organizations we manage. A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable for a fixed monthly fee. Approximately 66.5% of our revenue for the fiscal year ended December 31, 2004 was pursuant to fee-for-service arrangements. A majority of our agreements to provide home and community based services and foster care services contain fee-for-service payment arrangements.

As a result of the acquisition of the Aspen Companies, we acquired cost based service contracts where revenue is recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. Annually, we submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit a cost report which is used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are generally audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. The Aspen Companies’ cost based service contracts represented approximately 10.8% of our revenue for the year ended December 31, 2004.

Prior to July 1, 2004, we provided services under one contract with Community Partnership of Southern of Arizona under which we received a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, referred to as a case rate contract, we received the established amount regardless of the level of services provided to the beneficiaries during the month and thus recognized this contractual rate as revenue on a monthly basis. To the extent we provided services that exceeded the contracted revenue amounts, we requested the payer to reimburse us for these additional costs. Historically, the payer had reimbursed us for all such excess costs although it had no ongoing contractual obligation to do so under the case rate contract. Consequently, we did not recognize the excess cost amounts as additional revenue until the payer actually reimbursed us for such amounts or entered into an agreement contractually committing the payer to pay us and collection of such amount was determined to be probable.

Commencing July 1, 2004, we began operating under revised terms of the case rate contract. The revised terms provided for the modification of the contract from a case rate contract to an annual block contract where we receive and recognize as revenue one-twelfth of the established annual amount each month regardless of the level of services provided to the beneficiaries during the month. In addition, the annual contract amount we receive from this contract was increased by $2.5 million, or 25%, to enhance our service offerings to a specialized child welfare population which historically represented a significant portion of our costs to provide services under this contract. The terms of the contract will be reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract. Our revenues under the previous case rate contract and, since July 1, 2004, the annual block contract represented 11.6% of our total revenues for the fiscal year ended December 31, 2004.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships, administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 10.3% of our revenue for the year ended December 31, 2004.

We have also entered into short-term consulting agreements with several other social services providers, pursuant to which we are retained to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services. In exchange for these services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. Fees earned pursuant to our consulting agreements are accounted for as management fee revenue and represented less than 1.0% of our revenue for the year ended December 31, 2004.

Employees

Job type	At December 31, 2004	% of total
Clinical	2,969	82.9%
Administrative	614	17.1%

Total	3,583	100.0%

As of December 31, 2004, we conducted our operations and the entities we manage conducted their operations with 2,983 full-time and 600 part-time direct care and administrative personnel. Of our employee census, 2,969, or 82.9%, are social service providers and 614, or 17.1%, are administrative personnel. Of these employees, a substantial portion have attained bachelors degrees or higher, a majority of those with bachelors degrees have attained masters degrees or higher and some hold Ph.D. or M.D. degrees. We have various levels of social service providers and administrators that range from behavioral health technicians to medical directors. The minimum qualifications, education and experience of direct care providers vary by level and range from a bachelors degree with up to two years of experience at the para-professional clinician level to a masters or Ph.D. degree with a state certification or license to provide direct care at the professional clinician level.

In order to preserve the high levels of service that we offer to our clients, we require and encourage our employees to pursue continuing professional education. We have developed a comprehensive employee education and training program. Orientation includes a training component that clinical employees receive before delivery of any direct services, under the direction of qualified staff. Depending on educational requirements, we may also provide our staff continuing education and/or tuition reimbursement.

We believe that our future success depends in part on our ability to attract and retain qualified employees at all levels. As of December 31, 2004, the annual rate of turnover of our employees was approximately 18%. None of our employees is covered by a collective bargaining agreement. We believe that our employee relations are good because we offer competitive compensation, including stock option awards, training, education assistance and career advancement opportunities. By offering competitive compensation and benefit packages to our employees, we are able to deliver consistently high quality service, recruit qualified candidates and increase employee confidence, satisfaction and retention.

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

Competition

The social services industry is a highly fragmented industry. We compete for clients with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. On a national level, there are very few organizations that compete for local, county and state contracts to provide the types of services we offer. We also compete with larger companies, such as Maximus, Inc., whose government operations group administers and manages welfare program services, childcare support enforcement, Medicaid enrollment and other consulting services for state and local governments. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in certain markets for foster care services. Many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc., Res-Care, Inc., Psychiatric Solutions, Inc. and The Devereaux Foundation. While we believe that we compete on the basis of price and quality, many of our competitors have greater financial, technical, political and marketing resources, name recognition, and a larger number of clients and payers than we do. In addition, some of these organizations offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

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

For-profit ownership

Certain of the agencies for which we provide services restrict our ability to contract directly as a for-profit organization. Instead, these agencies contract directly with a not-for-profit organization and in certain cases we negotiate to provide administrative and management services to the not-for-profit providers. The extent to which other agencies impose such requirements may affect our ability to continue to provide the full range of services that we provide or limit the organizations with which we can contract directly to provide services.

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

We contract with a significant number of social services providers and practitioners, including therapists, physicians and psychiatrists, and arrange for these individuals or entities to provide services to our clients. While we believe that these contracts are in compliance with the Stark Law, no assurance can be made that such contracts fall within an exception to the Stark Law. These arrangements may not qualify for a safe harbor. We cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices.

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

Health information practices

Portions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, were intended to reduce administrative expenses and burdens associated with the transmission and use of electronic health records and claims for payment. While it is likely that these provisions may reduce costs in the long-term, we believe that they will bring about significant and, in some cases, costly changes in the short-term. Under HIPAA, the United States Department of Health and Human Services issued rules to define and implement standards for the electronic transactions and code sets for the submission of transactions such as claims, and privacy and security of individual health information in whatever manner it is maintained. The date for compliance with the HIPAA Security Regulations is April 20, 2005. We are undertaking steps to address compliance with these security rules.

Additional information

Our website is www.provcorp.com. We make available, free of charge, at this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. In addition, we will provide, at no cost, paper or electronic copies of our Forms 10-K, 10-Q and 8-K and amendments to those reports made with the SEC. Requests for such filings should be directed to Kate Blute, Director of Investor and Public Relations, telephone number: (520) 747-6600.

Item 2.    Properties

We own our approximately 4,000 square foot corporate office building in Tucson, Arizona, free of any mortgage. In addition, we acquired a 5,760 square foot office building in Pottsville, Pennsylvania in connection with the acquisition of Pottsville Behavioral Counseling Group, Inc., which is free of any mortgage. We lease 149 offices for our management and administrative functions in connection with the performance of our contracts. The lease terms vary and are generally at market rates. We believe that our properties are adequate for our current business needs. In addition, we believe that we can obtain adequate space to meet our foreseeable business needs.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.    Executive Officers of the Registrant

Our executive officers and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position(s)
Fletcher Jay McCusker	55	Chairman of the Board; Chief Executive Officer
William Boyd Dover	65	President
Michael N. Deitch	48	Chief Financial Officer; Vice President; Secretary; Treasurer
Mary J. Shea	49	Executive Vice President of Program Services
Craig A. Norris	37	Chief Operating Officer
Martin James Favis	45	Chief Development Officer
Fred D. Furman	56	General Counsel

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

William Boyd Dover has served as our president since April of 1997. Prior to joining our company, Mr. Dover had worked for over 30 years in the human service field in both the private and public sectors. Just before joining our company, he served as executive director of Desert Hills, a large inpatient facility serving children and adolescents in Tucson, Arizona from January 1995 through March of 1997. The first nine years of his professional life were spent working in residential treatment centers with emotionally disturbed children in both Austin, Texas and Tucson, Arizona. He then spent the next four years as the Director of the Pima County Juvenile Court in Tucson. From February of 1979 through the end of 1991, Mr. Dover continued working in the public sector in both Phoenix and Tucson, Arizona. At various times he served as the Assistant Director of the Department of Economic Security and was responsible for the state-wide administration of all welfare programs including child welfare, was later the Assistant Director of the Division of Behavioral health within the State Health Department and was responsible for the state-wide administration of all Drug, Alcohol and Mental health programs. Mr. Dover has also spent four years as the Deputy Director of the State Health Department, two years as an Assistant County manager for health Services in Tucson and was appointed by the Governor to serve as the “Acting Director” of the health Department on two separate occasions. Mr. Dover received both a BS degree (1963) and a master’s degree in social work (1965) from the University of Utah.

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

Mary J. Shea has served as our executive vice president of program services since February 2003 and as president of our Arizona operations from February 1997 until February 2003. Ms. Shea served as a board member on our company’s board of directors from September 1999 to August 2003. Prior to joining our company, she was the director of case management for Introspect Healthcare Corporation, a large, multi-state behavioral health provider, from October 1995 until February 1997. Ms. Shea worked as a supervisor for the State of Arizona and the Arizona Center for Clinical Management, a managed care entity providing behavioral health services in southern Arizona, from March 1990 until September 1995. She received a bachelors degree in natural resources from the University of Wisconsin in 1978.

Craig A. Norris has served as our chief operating officer since March 2004 and as president, eastern division from May 1998 to March 2004. Prior to joining our company, Mr. Norris served as the chief operating officer of Parents and Children Together, Inc., a home based counseling provider, from June 1994 until April 1998, which we acquired in February 1997. Mr. Norris was employed as a psychotherapist for the Arizona Department of health from December 1992 until June 1994. Mr. Norris was a treatment coordinator for the Arizona Center for Clinical Management, a managed care behavioral health care provider for southern Arizona, from May 1992 until

December 1992. Mr. Norris received a bachelor’s degree in psychology from the University of Arizona in 1989 and dual master’s degrees in counseling and organizational management from the University of Phoenix in 1993 and 1996, respectively.

Martin James Favis has served as our chief development officer since February 2003 and serves as a board member of the National Board of the Foster Family Treatment Association. Prior to joining our company, Mr. Favis served as president of our subsidiary, Camelot Care Corporation, Inc., from March 2002 until February 2003. Prior to our merger with Camelot, Mr. Favis served as Camelot’s chief operating officer from January 2000 until January 2002, where he was responsible for Camelot’s day-to-day management, and as Camelot’s Florida director from October 1998 until January 2000. Mr. Favis served as the chief executive officer of First Rehab, Plus, Inc., a Florida based provider of outpatient rehabilitation facilities, from August 1996 until October 1998. Mr. Favis received a bachelors degree in business from Villanova University in 1981.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on the Nasdaq National Market under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 14, 2005, there were approximately 19 holders of record of our common stock. We believe that there were at least 1,500 beneficial owners of our common stock whose shares were held in “street name.” The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low
2004
Fourth Quarter	$22.07	$17.34
Third Quarter	$19.70	$15.42
Second Quarter	$20.00	$16.61
First Quarter	$18.76	$14.98
2003
Fourth Quarter	$18.04	$14.25
Third Quarter (August 19, 2003 – September 30, 2003)	$16.30	$12.80

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

Equity Compensation Plans

See Part III-Item 12 “Security Ownership of Certain Beneficial Owners and Management” for disclosure regarding our equity compensation plans.

Use of proceeds from initial public offering

On August 22, 2003, we completed an initial public offering of shares of our common stock. We sold 3,000,000 shares and selling stockholders sold 1,300,000 shares at an offering price of $12.00 per share. On September 10, 2003, our underwriters exercised their over-allotment option pursuant to which we sold an additional 645,000 shares at an offering price of $12.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-106286) which was declared effective by the Securities and Exchange Commission on August 18, 2003. The managing underwriters for the offering were SunTrust Robinson Humphrey, Jefferies & Company, Inc. and Avondale Partners, LLC. As of December 31, 2004, we had incurred a total of $7.6 million in expenses in connection with the offering as follows:

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

As of December 31, 2004, the net proceeds to us after deducting the total expenses described above amounted to $36.2 million.

Between August 22, 2003 and December 31, 2004, we used $19.2 million of the net proceeds of our offering to repay indebtedness under our credit facilities, we used approximately $1.1 million to pay accrued and unpaid dividends on our Series A, B, and D preferred stock, we invested $4.0 million in a Federal Home Loan Mortgage Corporation zero coupon bond that matured on July 15, 2004, we paid $820,000 to acquire the remaining 50% interest in Rio Grande Management Company, LLC, a joint venture limited liability company, which we acquired on January 1, 2004, and we used $3.4 million of the net proceeds of our offering and issued an aggregate of $1.0 million promissory notes payable to acquire 100% of the outstanding stock of Dockside Services, Inc., a for-profit provider of social services located in Indiana, on January 1, 2004. Further, on January 27, 2004, we used $3.5 million to prepay all outstanding principal and accrued interest due pursuant to two subordinated notes to Eos Partners SBIC and Eos Partners SBIC II. These notes were issued to pay a consent fee to Eos Partners SBIC and Eos Partners SBIC II, the then holders of our Series A preferred stock, Series B preferred stock and Series D preferred stock in connection with our initial public offering and pursuant to an amended stockholders agreement, and we used $670,000 for general corporate purposes. The remaining proceeds of $3.5 million were used to purchase all of the equity interest in Pottsville Behavioral Counseling Group, Inc., fund the $875,000 loan to The ReDCo Group, Inc., a managed entity, and partially fund our acquisition of certain management agreements with Care Development of Maine in Maine and FCP, Inc. in Massachusetts.

On July 15, 2004, our investment in a Federal Home Loan Mortgage Corporation zero coupon bond referred to above matured yielding a market value of $4.0 million. All proceeds from this investment were deposited with funds from our follow-on offering. As such we will not be able to identify any specific future uses of the remaining proceeds of our initial public offering.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data, other financial data and other data. The selected financial data for the fiscal years ended June 30, 2000, 2001 and 2002, the six months ended December 31, 2002 and the years ended December 31, 2003 and 2004 are derived from our audited consolidated financial statements. The selected consolidated financial data for the six months ended December 31, 2001 and for the twelve months ended December 31, 2002 are derived from our unaudited consolidated financial statements and include all adjustments, consisting of normal and recurring adjustments, that we considered necessary for a fair presentation of our financial position and results of operations as of and for such periods. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Fiscal Year Ended June 30,			Six Months Ended December 31,		Twelve Months Ended December 31, 2002	Fiscal Year Ended December 31,
	2000	2001	2002	2001	2002(1)		2003(5)	2004(5)
				(unaudited)		(unaudited)
	(in thousands, except for per share data and “Other data”)
Statement of operations data:
Revenues:
Home and community based services	$17,498	$24,572	$28,565	$13,435	$16,614	$31,745	$42,294	$73,106
Foster care services	—	—	2,646	—	4,811	7,456	10,513	13,178
Management fees	142	98	1,616	364	1,315	2,567	6,469	10,682

Total revenues	17,640	24,670	32,827	13,799	22,740	41,768	59,276	96,966
Operating expenses:
Client service expense	16,647	21,619	27,848	12,151	20,145	35,842	45,373	71,946
General and administrative expense	1,609	1,780	2,869	1,045	2,496	4,319	6,120	12,116
Depreciation and amortization	237	364	480	138	361	704	904	1,326
Goodwill amortization	84	162	—	—	—	—	—	—

Total operating expenses	18,577	23,925	31,197	13,334	23,002	40,865	52,397	85,388

Operating income (loss)	(937)	745	1,630	465	(262)	903	6,879	11,578
Non-operating (income) expenses
Interest expense, net	158	336	755	133	837	1,460	1,562	258
Put warrant accretion	—	—	—	—	3,569	3,569	631	—
Write-off of deferred financing costs	—	—	—	—	—	—	412	—
Equity in earnings of unconsolidated affiliate	—	—	(214)	(97)	(129)	(247)	(64)	—

Income (loss) before income taxes	(1,095)	409	1,089	429	(4,539)	(3,879)	4,338	11,320
(Benefit) provision for income taxes	—	15	(254)	(127)	180	52	1,692	4,235

Net income (loss)	(1,095)	394	1,343	556	(4,719)	(3,931)	2,646	7,085
Preferred stock dividends	—	242	386	193	193	387	3,749	—

Net income (loss) available to common stockholders	$(1,095)	$152	$957	$363	$(4,912)	$(4,318)	$(1,103)	$7,085

	Fiscal year ended June 30,			Six months ended December 31,		Twelve months ended December 31, 2002	Fiscal Year Ended December 31,
	2000	2001	2002	2001	2002(1)		2003(5)	2004(5)
				(unaudited)		(unaudited)
	(in thousands, except for per share data and “Other data”)
Net income (loss) per share data:
Diluted	$(0.65)	$0.09	$0.35	$0.16	$(2.42)	$(2.19)	$(0.25)	$0.76

Weighted average shares outstanding:
Diluted	1,672	1,672	3,496	3,180	2,029	1,970	4,432	9,355

Other financial data:
Managed entity revenue(2) (unaudited)	$1,470	$2,238	$30,778	$9,485	$24,798	$46,092	$62,795	$121,038

Other data(3) (unaudited):
States served	6	7	16	9	16	16	18	21
Locations	41	43	84	45	88	88	99	151
Employees	443	615	1,158	611	1,303	1,303	1,721	3,583
Direct	443	615	754	599	880	880	1,098	1,886
Managed	—	—	404	12	423	423	623	1,697
Contracts	50	61	155	95	158	158	202	312
Direct	50	61	108	91	111	111	134	196
Managed	—	—	47	4	47	47	68	116
Clients	3,069	3,697	10,785	8,492	10,730	10,730	13,371	29,066
Direct	3,069	3,697	3,763	3,713	4,375	4,375	5,729	15,421
Managed	—	—	7,022	4,779	6,355	6,355	7,642	13,645

	As of June 30,		As of December 31,
	2001	2002	2002	2003	2004
Balance sheet data:
Cash and cash equivalents	$691	$761	$1,019	$15,004	$10,657
Total assets (4)	7,947	24,045	24,794	53,288	75,921
Total current liabilities	4,647	8,879	9,384	7,316	10,590
Long-term obligations	793	11,003	10,831	2,239	733
Other liabilities	—	—	3,569	—	—
Mandatorily redeemable convertible preferred stock	5,073	5,459	5,652	—	—
Total stockholders’ equity (deficit)	(2,566)	(1,296)	(4,642)	43,733	64,598

(1)	In May 2003, we changed our fiscal year end from June 30 to December 31. As a result, the six months ended December 31, 2002 is presented as a transitional period.
(2)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue.
(3)

“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities. “States served” excludes the District of Columbia.

“Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.

(4)	Includes our deposit with the sellers in December 2003 of the $820,000 cash purchase price associated with our January 1, 2004 acquisition of the remaining 50% interest in Rio Grande Management Company.
(5)	Several acquisitions were completed in the fiscal years ended December 31, 2003 and 2004, which affected the comparability of the information reflected in the selected financial data. See the subheading “Acquisitions” and the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for information regarding the affect these transactions had on our financial condition and results of operations for the periods presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, entitled, “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “—Risk Factors” and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of December 31, 2004, we provided services directly and through the entities we manage to over 29,000 clients from 151 locations in 21 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and provider managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

Our industry is highly fragmented, competitive and dependent on government funding. We depend on our experience, financial strength and broad presence to compete vigorously in each service offering. Challenges for us include competing with local incumbent social services providers in some of the areas we seek to enter and in rural areas where significant growth opportunities exist, finding and retaining qualified employees. We seek strategic acquisitions as one way to enter competitive markets.

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

How we earn our revenue

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. These revenues are presented in our financial statements as either revenue from home and community based services or foster care services. Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either based upon a percentage of the revenue of the managed entity or a predetermined fee. These revenues are presented in our financial statements as management fees. Because we provide substantially all administrative functions for these entities and our management fees are largely dependent upon their revenues, we also monitor for management and disclosure purposes the revenues of our managed entities. We refer to the revenues of these entities as managed entity revenue. In addition, from time to time, we provide short-term consulting services to other social services organizations for which we receive consulting fees that are a fixed amount per contract. Any such consulting revenues are presented in our statement of operations as management fees.

How we grow our business and evaluate our performance

Our business grows internally, through organic expansion into new markets and increases in the number of clients served pursuant to contracts we or our managed entities are awarded, and externally through acquisitions.

We typically pursue organic expansion into markets that are contiguous to our existing markets or where we believe we can quickly establish a significant presence. In January 2004, Camelot Community Care, Inc., one of the not-for-profit entities we manage, was awarded a contract by the Florida Department of Children and Families pursuant to Florida’s Community Based Care Initiative, to provide home and community based social services in the Fort Myers area. The term of the contract is February 1, 2004 through June 30, 2008, and provides for contract payments of up to $22.0 million per year, or $97.5 million over the term. Our management fee in relation to this contract is 10% of Camelot Community Care, Inc. revenue from the contract after deducting pass through costs. When we expand organically, we typically have no clients or perform no management services in the market and are required to incur start-up costs, including the costs of space, required permits and initial personnel. These costs are expensed as incurred, and our new offices can be expected to incur losses for a period of time until we adequately grow our revenue from clients or management fees.

We also pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Since 1997, we completed four significant acquisitions including Parents and Children Together, Inc., Family Preservation Services, Inc., Camelot Care Corporation, referred to as Camelot, and Cypress Management Services, Inc., referred to as Cypress, through which we have established a presence in Arizona, Florida, Illinois, Nebraska, Ohio, Tennessee and Virginia. More recently, during the year ended December 31, 2004, through our acquisitions (described below), we enhanced our presence in Indiana, Maine, Michigan and New Mexico and entered new markets in California, Massachusetts, Nevada and Pennsylvania. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage in expanding through acquisitions. We also have to integrate the acquired business into our operations, which could disrupt our business, and we may not be able to realize operating and economic efficiencies upon integration.

In all our markets, we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served, as that particular metric is the key driver of our revenue growth. We also focus on the number of employees, as that is our most important variable cost and the key to our management of our margins.

Acquisitions

Since December 31, 2003, we have completed the following acquisitions:

•	On January 1, 2004, we acquired all of the outstanding stock of Dockside Services, Inc., or Dockside, an Indiana based provider of youth services, for cash in the amount of $3.4 million and two subordinated promissory notes each in the principal amount of $500,000, for aggregate consideration of $4.4 million. This acquisition expands our home and community based counseling operations in the states of Indiana and Michigan.

•	Effective January 1, 2004, we acquired the remaining 50% membership interest in Rio Grande Management Company, LLC, or Rio Grande Management, for cash in the amount of $820,000 which was prepaid in December 2003. Rio Grande Management was originally formed in September 2001, with us owning 50% of its membership interest and the ten agencies whose members comprise the board of directors of Rio Grande Behavioral Health Services, Inc., a not-for-profit social services provider, collectively owning the remaining 50% membership interest. Rio Grande Behavioral Health Services provides community based social and mental health network services in New Mexico, and Rio Grande Management manages those operations in return for a fixed management fee per month. By acquiring the interests of our co-venturers, we now own 100% of the membership interest of Rio Grande Management which maintains a management agreement with Rio Grande Behavioral Health Services.

•	On May 3, 2004, we acquired all of the outstanding stock of Pottsville Behavioral Counseling Group, Inc., or Pottsville, a Pennsylvania based provider of screening and assessment services to Medicaid eligible children and youth, for a purchase price of cash in the amount of $1.8 million. In conjunction with this acquisition, we entered into a management agreement with The ReDCo Group or ReDCo, a Pennsylvania not-for-profit social services organization pursuant to which we provide certain management services to ReDCo in exchange for a predetermined management fee. The Pottsville acquisition and the new management agreement with ReDCo provide us with a long-term entry into the Pennsylvania social services market.

•	Effective June 24, 2004, we acquired all of the rights under existing management agreements with Care Development of Maine, or CDOM, and FCP, Inc., or FCP, from Care Development, Inc., a Maine not-for-profit corporation, for cash in the amount of $1.5 million. We anticipate paying an additional $1.5 million subject to a definitive agreement. CDOM and FCP are not-for-profit organizations providing foster care and community based services in the State of Maine and Commonwealth of Massachusetts. The acquisition of the management agreements with these organizations expands our foster care and community based services in Maine and opens a new market in Massachusetts.

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

At times we may receive funding for certain services in advance of services actually being rendered. These amounts are reflected in the accompanying consolidated balance sheets as deferred revenue until the actual services are rendered.

As services are rendered, documentation is prepared describing each service, time spent, and billing code under each contract to determine and support the value of each service provided. This documentation is used as a basis for billing under our contracts. The billing process and documentation submitted under our contracts vary among our payers. The timing, amount and collection of our revenues under these contracts are dependent upon our ability to comply with the various billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to us under a contract or result in adjustments to amounts billed.

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

Fee-for-service contracts.    Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 71.0% and 66.5% of our revenue for the years ended December 31, 2003 and 2004.

Cost based service contracts.    As a result of the acquisition of the Aspen Companies, we acquired cost based service contracts where revenue is recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit a cost report which is used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. The Aspen Companies’ cost based service contracts represented approximately 10.8% of our revenue for the year ended December 31, 2004.

Case rate contract.    Prior to July 1, 2004, we provided services under one contract under which we received a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, referred to as a case rate contract, we received the established amount regardless of the level of services provided to the beneficiaries during the month and thus recognized this contractual rate as revenue on a monthly basis. To the extent we provided services that exceeded the contracted revenue amounts, we requested the payer to reimburse us for these additional costs. Historically, the payer had reimbursed us for all such excess costs although it had no ongoing contractual obligation to do so under the case rate contract. Consequently, we did not recognize the excess cost amounts as additional revenue until the payer actually reimbursed us for such amounts or entered into an agreement contractually committing the payer to pay us and collection of such amount was determined to be probable.

Effective July 1, 2004, the case rate contract was amended to be an annual block purchase contract. In exchange for one-twelfth of the established annual contract amount each month, the agreement specifies that we are to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete continuum of services including but not limited to intake, assessment, eligibility, case management and therapeutic services. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

We are required to regularly submit service encounters to the payer electronically. On an on-going basis and at the end of the payer’s June 30 fiscal year, the payer is obligated to monitor the level of service encounters. If at any time the encounter data is not sufficient to support the year-to-date payments made to us, the payer has the right to suspend payments to us or recoup funds paid to us.

We recognize revenue from this contract equal to the lesser of encounter value, which represents the actual level of services rendered, or the contract amount. For the six months ended December 31, 2004, revenues under the annual block purchase contract totaled $6.2 million. The payer has not suspended payments to us nor have we returned any amounts to the payer. We do not anticipate that we will be required to return any amounts to the payer and that our encounter data is sufficient to have earned all amounts paid to us under the amended contract.

The terms of the contract will be reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract. Our revenues under the previous case rate contract, and since July 1, 2004 the annual block contract, represented 18.4% and 11.6% of our total revenues for the years ended December 31, 2003 and 2004.

Management agreements.    We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 10.6 % and 10.3% of our revenue for the years ended December 31, 2003 and 2004.

We recognize management fee revenues from our management agreements as such amounts are earned, as defined by the respective management agreement, and collection of such amount is considered probable. We assess the likelihood of whether any of our management fee revenues may need to be returned to help our managed entities fund their working capital needs. If the likelihood is other than remote, we defer the recognition of all or a portion of the management fees received. To the extent we defer management fees as a means of funding any of our managed entities’ losses from operations, such amounts are not recognized as management fee revenues until they are ultimately collected from the operating income of the not-for-profit entities.

Consulting agreements.    Commencing in December 2003, we entered into consulting agreements with other entities that provide government sponsored social services. Under the agreements, we evaluate and make recommendations with respect to their management, administrative and operational services. We may continue to enter into consulting agreements on a small scale in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Fees earned pursuant to our consulting agreements represented less than 1.0% of our revenue for the years ended December 31, 2003 and 2004.

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

As a result of our acquisition of the Aspen Companies, we acquired cost based service contracts where revenues and accounts receivable are recorded at established billing rates or at the amounts realizable under these contracts. Amounts are based on provisional rates and allocations of contract costs that may be adjusted retroactively based on annual costs reports filed by us with the contracting payers. The cost reports are audited annually. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers if necessary. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits.

Our write-off experience for the years ended December 31, 2003 and 2004 was less than 1% of revenue.

Accounting for business combinations, goodwill and other intangible assets

We analyze the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying value, including goodwill. We use valuation techniques consistent with a market approach by deriving a multiple of our EBITDA (earnings before interest, taxes, depreciation and amortization) based on the market value of our common stock at year end and then applying this multiple to each reporting unit’s EBITDA for the year to determine the fair value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss is measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value. Our evaluation of goodwill completed as of December 31, 2004 and 2003 resulted in no impairment losses.

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with SFAS No. 141. In connection with our recent acquisitions (described above), we allocated a portion of the purchase consideration to certain management contracts and customer relationships based on the expected direct or indirect contribution to future cash flows over the useful life of the assets.

We assess whether certain relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. We determine an appropriate useful life for acquired customer relationships based on the nature of the underlying contracts with state and local agencies and the likelihood that the underlying contracts will renew over future periods. The likelihood of renewal is based on our contract renewal experience and the contract renewal experiences of the entities acquired.

Under certain conditions we may assess the recoverability of the unamortized balance of our long-lived assets based on expected future cash flows. If the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any long-lived asset is recognized as an impairment loss.

Accounting for management agreement relationships

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit social services organizations where we provide them with business development, administrative, program and other management services. These not-for-profit organizations contract directly or indirectly with state and local agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own independent board of directors.

Our management agreements with these not-for-profit organizations generally:

•	require us to provide management, accounting, advisory, supportive, consultative and administrative services;

•	require us to provide the necessary resources to effectively manage the business and services provided;

•	require that we hire, supervise and terminate personnel, review existing personnel policies and assist in adopting and implementing progressive personnel policies such as employee enrichment programs; and

•	compensate us with a management fee in exchange for the services provided.

All of our management services are subject to the approval or direction of the managed entities’ board of directors.

The accounting for our relationships with these organizations is based on a number of judgments regarding certain facts related to the control of these organizations and the terms of our management agreements. Any significant changes in the facts upon which these judgments are based could have a significant impact on our accounting for these relationships. We have concluded that our management agreements do not meet the provisions of Emerging Issues Task Force 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain other Entities with Consolidated Management Agreements,” or the provisions of the Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, as revised, or Interpretation No. 46(R), thus the operations of these organizations are not consolidated with our operations. We will evaluate the impact of the provisions of Interpretation No. 46(R), if any, on future acquired management agreements.

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Six Months Ended December 31,		Twelve Months Ended December 31, 2002	Year Ended December 31,
	2001	2002		2003	2004
Revenues:
Home and community based services	97.4%	73.1%	76.0%	71.4%	75.4%
Foster care services	—	21.1	17.9	17.7	13.6
Management fees	2.6	5.8	6.1	10.9	11.0

Total revenues	100.0	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	88.1	88.6	85.8	76.6	74.2
General and administrative expense	7.6	11.0	10.3	10.3	12.5
Depreciation and amortization	1.0	1.6	1.7	1.5	1.4

Total operating expenses	96.7	101.2	97.8	88.4	88.1

Operating income (loss)	3.3	(1.2)	2.2	11.6	11.9

Non-operating (income) expense:
Interest expense, net	1.0	3.7	3.5	2.6	0.2
Put warrant accretion	—	15.7	8.5	1.1	—
Write-off of deferred financing costs	—	—	—	0.7	—
Equity in earnings of unconsolidated affiliate	(0.7)	(0.6)	(0.6)	(0.1)	—

Income (loss) before income taxes	3.0	(20.0)	(9.2)	7.3	11.7
(Benefit) provision for income taxes	(0.9)	0.8	0.2	2.8	4.4

Net income (loss)	3.9%	(20.8)%	(9.4)%	4.5%	7.3%

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues

	Year Ended December 31,		Percent Change
	2003	2004
Home and community based services	$42,293,856	$73,106,046	72.9%
Foster care services	10,513,100	13,178,098	25.3%
Management fees	6,469,206	10,681,500	65.1%

Total revenue	$59,276,162	$96,965,644	63.6%

Home and community based services.    The acquisition of Dockside in January 2004 contributed $3.0 million to our home and community based services revenue for 2004. We added 193 clients as a result of this acquisition and also positioned ourselves for cross selling of foster care services and expansion into other markets in the states of Indiana and Michigan. Our new home and community based services contracts in Fort Pierce and West Palm Beach, Florida collectively yielded $4.6 million in home and community based services revenue for 2004. The acquisition of Pottsville in May 2004 provided $1.4 million in home and community based services revenue for 2004. We added 257 clients as a result of this acquisition and entered into the Pennsylvania market. The acquisition of the Aspen Companies in July 2004 contributed $10.4 million in home and community based services for 2004. We added approximately 5,000 clients as a result of this acquisition and entered into the California and Nevada markets. Excluding the acquisition of Dockside, Pottsville, the Fort Pierce and West Palm Beach contracts and the Aspen Companies, our home and community based services provided additional revenue of approximately $11.4 million for 2004, as compared to 2003 due to client volume increases in new and existing locations. We experienced a net increase of approximately 4,400 new home and community based clients during 2004 as compared to 2003, with increases at our existing locations and as a result of the new locations that we opened in North Carolina and Tennessee.

Foster care services.    Foster care services revenue contributed an additional $2.7 million to total revenue for 2004 as compared to 2003. This increase was primarily attributable to client volume growth in our current markets, commencement of operations in Delaware, which yielded $610,000 in 2004, and cross-selling efforts in our traditional home and community based markets such as Arizona, Florida and Virginia where we added approximately $1.4 million. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on continuous expansion of our foster care services.

Management fees.    Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $121.0 million for 2004 as compared to $62.8 million for 2003. Management fee revenue as a percentage of managed entity revenue decreased to 8.2% for 2004 compared to 10.3% for 2003 primarily due to the effect of a predetermined monthly fee we charged ReDCo, a managed entity, and comparatively lower management fee percentages related to the management agreements with CDOM and FCP that we acquired in June 2004. The combined effects of business growth, the acquisition of the remaining 50% interest in Rio Grande Management, and the acquisition of the management agreements with CDOM, FCP and ReDCo yielded approximately $2.2 million in additional management fee revenue for 2004, as compared to 2003. Furthermore, in February 2004, we began to manage the provision of services in the Fort Myers, Florida market by Camelot Community Care, Inc. pursuant to a contract awarded to it by the State of Florida. This contract accounted for an increase in management fee revenue of $1.3 million for 2004, as compared to 2003. In addition, under five short-term consulting contracts that we entered into during 2004, we generated $734,000 in consulting fees.

On June 30, 2004, Rio Grande Behavioral Health Services, Inc., or Rio Grande, received a notice canceling one of its provider HMO network contracts effective July 31, 2004. Subsequently, Rio Grande commenced negotiations for a new contract. Rio Grande and the payer have agreed to continue their relationship under new terms. In connection with this agreement, we amended the management agreement between us and Rio Grande to change the management fee charged to Rio Grande for management services from a per member per month based fee to a fixed fee per month. The fixed fee was comparable to the previous per member per month based fee and remained at this predetermined level until January 1, 2005, at which time the fixed fee was reduced. The new fixed fee will decrease our management fee revenue from this management services agreement by approximately $400,000 for the first half of 2005 when compared to the six months ending December 31, 2004.

Currently, the State of New Mexico is modifying its behavioral health services delivery system. We expect that the state will finalize the modification of its behavioral health services delivery system by July 1, 2005, at which time new contracts for behavioral health services will be administered by one administrative services entity. We believe this change in the State of New Mexico’s behavioral health services delivery system will be favorable to Rio Grande. We believe that the reduction in our management fee for the first half of 2005 will not significantly affect our total management fee revenue for the year as we expect to renegotiate the management fee with Rio Grande when the State of New Mexico has completed the modification of its behavioral health services delivery system. While we anticipate a favorable outcome will result from the modification of the State of New Mexico’s behavioral health services delivery system, there are no assurances that such outcome will materialize or that our negotiations with Rio Grande regarding our management fee will be as expected.

Operating expenses

Client service expense.    Client service expense includes the following for 2003 and 2004:

	Year Ended December 31,		Percent Change
	2003	2004
Payroll and related costs	$31,886,567	$53,068,983	66.4%
Purchased services	8,214,143	10,703,214	30.3%
Other operating expenses	5,183,292	8,111,310	56.5%
Stock based compensation	89,172	62,691	-29.7%

Total client service expense	$45,373,174	$71,946,198	58.6%

Payroll and related costs.    To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for 2004, as compared to 2003, as we added 316 new direct care providers, administrative staff and other employees. In addition, we added 396 new employees in connection with the acquisition of Dockside, Pottsville and the Aspen Companies which resulted in an increase in payroll and related costs of approximately $9.6 million for 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense increased from 53.8% for 2003 to 54.7% for 2004 primarily due to our efforts to increase the number of employees to service our growth.

Purchased services.    Increases in foster parent payments (resulting from an increase in the number of foster care clients) and an increase in the number of referrals requiring pharmacy and support services partially offset by a decrease in the number of referrals requiring out-of-home placement accounted for the increase in purchased services for 2004. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block contract. Despite the increase in purchased services for 2004, as a percentage of revenue, purchased services decreased from 13.9% for 2003 to 11.0% for 2004. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for 2004.

Other operating expenses.    As a result of our organic growth during 2004, we added new locations in North Carolina and Tennessee that contributed to an increase in other operating expenses for 2004 when compared to 2003. The acquisition of Dockside, Pottsville and the Aspen Companies added approximately $1.4 million to other operating expenses for 2004. As a percentage of revenue other operating expenses decreased from 8.7% for 2003 to 8.4% for 2004 primarily due to our revenue growth rate.

Stock based compensation.    Stock based compensation of approximately $89,000 and $63,000 for 2003 and 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options.

General and administrative expense.

Year Ended December 31,		Percent Change
2003	2004
$6,119,990	$12,116,236	98.0%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees as well as increased accounting and legal fees, information systems improvements, directors and officers’ insurance, general and professional liability insurance and professional services fees accounted for an increase of $4.4 million of corporate administrative expenses for 2004. Also contributing to the increase in general and administrative expense were investor relations costs such as costs associated with meetings and presentations to investors as well as professional fees related to increased services provided for Securities and Exchange Commission filings, report reviews and regulatory compliance. Furthermore, as a result of our growth during 2004, rent and facilities management increased $1.6 million in part due to our acquisition activities. As a percentage of revenue, general and administrative expense increased to 12.5% for 2004 from 10.3% for 2003 primarily as a result of the addition of corporate staff and additional professional services fees related to services provided for Securities and Exchange Commission filings.

Depreciation and amortization.

Year Ended December 31,		Percent Change
2003	2004
$903,617	$1,325,420	46.7%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of $221,000 related to the acquisition of Dockside, Pottsville and the Aspen Companies. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with Rio Grande, CDOM, FCP and ReDCo and increased depreciation expense due to the addition of software and computer equipment during 2004. As a percentage of revenues, depreciation and amortization decreased from 1.5% for 2003 to 1.4% for 2004 primarily due to a higher revenue growth rate.

Non-operating (income) expense

Interest expense, net.    Due to a lower level of debt for 2004, pursuant to the repayment of all of the amounts that were borrowed under our loan and security agreements with Healthcare Business Credit Corporation and from our mezzanine lenders, interest expense decreased in 2004 as compared to 2003. As a percentage of revenue, interest expense from period to period decreased from 2.6% for 2003 to 0.2% for 2004.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 37.4%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes. At December 31, 2004, we have future tax benefits of $1.8 million related to $5.1 million of available federal net operating loss carryforwards which expire in years 2012 through 2021 and $5.4 million of state net operating loss carryforwards which expire in 2006 through 2020. Approximately $5.1 million of the federal net operating loss carryforwards result from the Camelot acquisition. The future use of these net operating loss carryforwards is limited on an annual basis.

Our valuation allowance includes $239,000 of state net operating loss carryforwards and $63,000 of federal net operating loss carryforwards for which we have concluded that is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

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

In January 2004, we consummated the acquisition of Dockside Services, Inc., from which we added 193 clients as a result of this acquisition and also positioned ourselves for cross selling of foster care services and expansion into other markets in the states of Indiana and Michigan. In addition to other contract awards, we have been awarded contracts to perform home and community based services in Gainsville, Fort Pierce and West Palm Beach, Florida, which we expect will collectively add approximately $9.5 million of annual revenue once the contracts are fully operational.

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

• Payroll and related costs.    To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase at a high rate. As a result of our growth, our payroll and related costs increased in fiscal 2003 as we added 187 new direct care providers, administrative staff and contracted employees. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to maximize the quality of service we provide while controlling the payroll and related costs to provide these services. Determining our staffing needs may not coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to acquiring new contracts. Alternatively, we may lag behind increases in client referrals and revenue as we may have difficulty recruiting employees to staff our contracts. In addition, acquisitions will cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense decreased from 57.3% in the twelve months ended December 31, 2002 to 53.8% in fiscal 2003 primarily due to an increase in our revenue growth rate from both organic growth and acquisitions.

• Purchased services.    Increases in foster parent payments (resulting from an increase in the number of foster care clients) and an increase in the number of referrals under our case rate contract requiring pharmacy, out-of-home placement and support services accounted for the increase in purchased services in fiscal 2003. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we cannot control the number of referrals requiring out-of-home placement and support services we receive from period to period under our case rate contract. Despite the increase in purchased services in fiscal 2003, as a percentage of revenue, purchased services decreased from 15.8% in the twelve months ended December 31, 2002 to 13.9% in fiscal 2003. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services during fiscal 2003.

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

• Stock based compensation.    Stock based compensation of $869,000 in the twelve months ended December 31, 2002 and $89,000 in fiscal 2003 represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options. During the earlier period, certain employees were granted stock at prices that were less than the estimated fair value of our common stock on the date such stock was granted, which resulted in a stock based compensation expense of $780,000. No such stock grants were made in 2003.

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

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2004. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

Supplemental quarterly financial data

	Quarter ended
	March 31, 2003		June 30, 2003		September 30, 2003	December 31, 2003
Revenues	$13,413,951	(2)	$14,680,314	(3)	$14,834,168	$16,347,729
Operating income	1,431,725		1,718,491		1,690,456	2,038,709
Net income	585,591		751,966		167,350	1,141,248
Net income (loss) available to common stockholders	488,991		655,366		(3,388,464)	1,141,248
Earnings (loss) per share:
Basic	$0.22		$0.30		$(0.70)	$0.13
Diluted	$0.12		$0.14		$(0.70)	$0.13
Managed entity revenue (1)	$14,755,357		$15,522,678		$15,479,499	$17,036,983
Management fees	$1,359,262		$1,500,108		$1,537,097	$2,072,739

	Quarter ended
	March 31, 2004		June 30, 2004		September 30, 2004	December 31, 2004
Revenues	$18,454,661		$20,678,947		$28,219,366 (4)	$29,612,670
Operating income	1,913,335		2,494,966		3,567,391	3,602,098
Net income	1,102,008		1,459,347		2,107,405	2,416,304
Net income available to common stockholders	1,102,008		1,459,347		2,107,405	2,416,304
Earnings per share:
Basic	$0.13		$0.15		$0.22	$0.25
Diluted	$0.13		$0.15		$0.22	$0.25
Managed entity revenue (1)	$20,300,653		$29,161,077		$35,087,700	$36,488,321
Management fees	$2,221,814		$2,689,522		$2,967,973	$2,802,191

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue.
(2)	The acquisition of Cypress on January 9, 2003 contributed additional revenue of $457,000 for the quarter ended March 31, 2003.
(3)	Revenues for the quarter ended June 30, 2003 include $1.0 million for cost reimbursements under our case rate contract.
(4)	The acquisition of the Aspen Companies, effective July 1, 2004, contributed additional revenue of $5.2 million for the quarter ended September 30, 2004.

Liquidity and capital resources

On August 22, 2003, we consummated our initial public offering of common stock at which time we generated net proceeds of $29.0 million and on September 10, 2003, as a result of the underwriters’ exercise of their over-allotment option, we generated additional net proceeds of $7.2 million, for a total of $36.2 million in net proceeds from that offering. On April 2, 2004, we completed a follow-on offering of common stock at which time we received net proceeds of approximately $12.2 million.

Our balance of cash and cash equivalents was $10.7 million at December 31, 2004, down from $15.0 million at December 31, 2003, primarily due to the acquisition of the Aspen Companies and the pay off of the Eos note, offset by proceeds received from our follow-on offering of common stock. At December 31, 2004, our debt was $1.1 million (including two notes issued in connection with the acquisition of Dockside in the aggregate amount of $1.0 million and our capital lease obligation of $135,389) compared to $3.8 million at December 31, 2003 (including our capital lease obligation of $227,890).

Cash flows

Operating activities.    Net cash from operations of $1.5 million for the year ended December 31, 2004, were provided primarily from net income of $7.1 million and the add back of non-cash depreciation and amortization expense of $1.3 million. Working capital increased for the year ended December 31, 2004 with nearly $7.6 million of cash used to finance our accounts receivable and management fee receivable growth and $1.9 million of workers compensation, other insurance premiums other receivables related to cash in-transit to fund payroll partially offset by approximately $2.0 million increase in accrued expenses due to increased amounts due for purchased services expense, income tax liability, accrued payroll, accrued foster parent payments and deferred revenue. Additional deferred revenue of $402,000 resulted from our operations in California as we received provisional payments from payers in advance of services rendered.

Investing activities.    Net cash used in investing activities totaled $15.7 million for the year ended December 31, 2004, and included $17.4 million, net of cash acquired, paid to acquire Dockside, Pottsville, the management agreements with CDOM and FCP and the Aspen Companies. In addition, we loaned ReDCo, a managed entity, $875,000 in return for a promissory note for the same amount. Furthermore, we spent $513,000 to fund irrevocable standby letters of credit to ensure contract performance and spent $875,000 for property and equipment. Partially offsetting cash used for investing purposes, our Federal Home Loan Mortgage Corporation zero-coupon bond matured yielding $4.0 million on July 15, 2004.

Financing activities.    During the year ended December 31, 2004, we generated cash totaling $9.9 million in financing activities. Our follow-on offering of common stock and the issuance of common stock related to the exercise of outstanding stock options provided net proceeds of $13.6 million. Conversely, we repaid a $3.5 million note to Eos Partners representing a consent fee in connection with our initial public offering and a financing fee of $100,000 to Health Care Business Credit Corporation for a contemplated credit facility amendment in order for the Company to increase its borrowing capacity under the line of credit and acquisition loan facilities. Additionally, we repaid amounts due under our revolving line of credit and capital lease agreements of $186,000.

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

At December 31, 2004, we had no borrowings under the revolving line of credit and no borrowings under the acquisition term loan, available credit of $10.0 million on our revolving line of credit, and we were in compliance with all covenants.

In connection with our acquisition of Dockside, we issued two unsecured subordinated promissory notes each in the amount of $500,000 to the former stockholders of Dockside in partial consideration for the purchase of all of Dockside’s outstanding stock. Each note bears interest equal to 6% per annum with interest payable quarterly beginning April 2004 and total quarterly principal payments of $100,000 beginning April 2005. All unpaid principal and accrued but unpaid interest is due July 2007.

We lease certain office equipment and furniture under agreements that are classified as capital leases. At December 31, 2004, our obligations under capital lease agreements amounted to approximately $135,000.

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

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide the management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. Additionally, prior to July 1, 2003, these management agreements contained a provision that permitted us to earn bonuses to our management fee dependent upon the managed entities’ operating results. We have historically recognized such bonuses as revenue when they have been approved and authorized by the board of directors of the applicable not-for-profit entity and collection of such amount is determined to be probable. In connection with the renegotiation of our fee arrangement with these entities, our management agreements with them were amended as of July 1, 2003, at which time the bonus provision was removed. Management fees generated under our management agreements represented 10.6% and 10.3% of our revenue for the years ended December 31, 2003 and 2004. Fees generated under short term consulting agreements entered into in December 2003 and during 2004 represented approximately 0.8% of our revenue for the year ended December 31, 2004. (See “—Critical accounting policies and estimates—Revenue recognition”). In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Our management fee receivable is comprised of management fees we earn pursuant to our management agreements with certain not-for-profit social services organizations. Management fee receivable at December 31, 2003 and 2004 were $3.6 million and $5.0 million, and management fee revenues were recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we, at times, may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fees receivable balances as of December 31, September 30, June 30, and March 31, 2004 and December 31, 2003:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2003	$564,658	$665,578	$485,473	$1,228,304	$633,274
March 31, 2004	$579,269	$568,310	$498,683	$1,030,772	$422,707
June 30, 2004	$710,762	$672,588	$585,792	$934,751	$268,689
September 30, 2004	$935,749	$916,579	$860,450	$1,402,976	$593,278
December 31, 2004	$886,440	$866,315	$949,436	$1,945,326	$375,888

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

At December 31, 2004, none of our management fees receivable were older than 365 days, and our days sales outstanding for our managed entities had decreased from 202 days at December 31, 2003 to 181 days at December 31, 2004.

In addition, Camelot Community Care, Inc., which represented $2.5 million, or 50.1%, of our total management fee receivable at December 31, 2004, and Intervention Services Inc., referred to as ISI, which represented $1.0 million, or 20.5%, of our total management fee receivable at December 31, 2004, each obtained its own stand-alone line of credit from HBCC in September 2003. The loan agreements between HBCC and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of December 31, 2004, they were each in compliance with all of their loan covenants with HBCC and Camelot Community Care, Inc. had availability of $468,000 million under its line of credit as well as $3.5 million in cash and cash equivalents and ISI had availability of $374,000 under its line of credit as well as $89,000 in cash and cash equivalents.

Camelot Community Care, Inc. has also entered into several new contracts, including its new contract with the State of Florida, which provides for payments to Camelot Community Care, Inc. in the amount of $22.0 million per year commencing as of February 1, 2004. Furthermore, in an effort to enhance liquidity and fund future growth opportunities at ISI, we agreed with the board of directors of ISI to lower our management fee percentage by three percentage points effective July 1, 2004. We expect the effect of the decrease in our management fee percentage will be partially offset by the July 1, 2004 Florida Medicaid rate increase from $48.50 per hour to $64 per hour, relating to 46% of ISI’s contract revenues. Looking ahead, we do not expect a material decrease in our management fee from current levels as a result of the decrease in our management fee percentage with ISI.

The remaining $1.5 million balance of our total management fees receivable at December 31, 2004, was due from Rio Grande, ReDCo, CDOM, FCP and Family Preservation Services of South Carolina.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

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

Contractual cash obligations.    The following is a summary of our future contractual cash obligations as of December 31, 2004:

	At December 31, 2004
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$1,000	$300	$700	$—	$—
Purchased services commitments	193	193	—	—	—
Leases	6,694	3,131	2,776	787	—

Total	$7,887	$3,624	$3,476	$787	$—

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to the risks described below under the heading “—Risk Factors.”

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

Our business depends on our ability to successfully perform under various government funded contracts. The payers under these contracts can review our performance with respect to their contracts, as well as our records, accounting and general business practices at any time and may, in their discretion:

•	suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•	terminate or modify our existing contracts;

•	reduce the amount we are paid under our existing contracts; and/or

•	audit and object to our contract related fees.

•	subject us to fines, penalties and sanctions, both criminal and civil.

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

We provide, or manage the provision of, government sponsored social services pursuant to 312 contracts. One of these contracts, our contract with Community Partnership of Southern Arizona, or CPSA, an Arizona not-for-profit organization, which is our oldest contract and our only annual block contract, generated approximately 18% of our revenues for the year ended December 31, 2003 and 12% of our revenues for the year ended December 31, 2004. Our next five largest revenue producing contracts represented, in the aggregate, approximately 13% and 23% of our revenues for such periods. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

Our contract with CPSA was amended effective July 1, 2004, the provisions of which now require us to provide a sufficient level of encounters to support the year-to-date payments received under the amended contract and provide necessary services that may exceed the associated reimbursement.

Effective July 1, 2004, we began operating under an annual block purchase contract with CPSA. In exchange for one-twelfth of the established annual contract amount each month, the agreement specifies that we are to provide or arrange for behavioral health services to certain eligible populations of beneficiaries as defined in the contract. We must provide a complete continuum of services including but not limited to intake, assessment, eligibility, case management and therapeutic services. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

We are required to regularly submit service encounters to the payer electronically. On an on-going basis and at the end of the payer’s June 30 fiscal year, the payer is obligated to monitor the level of service encounters. If at any time the encounter data is not sufficient to support the year-to-date payments made to us, the payer has the right to suspend payments to us or recoup funds paid to us.

We recognize revenue from this contract equal to the lesser of encounter value, which represents the actual level of services rendered, or the contract amount. For the six months ended December 31, 2004, revenues under the annual block purchase contract totaled $6.2 million. The payer has not suspended payments to us nor have we returned any amounts to the payer. While we do not anticipate that we will be required to return any amounts to the payer and that our encounter data is sufficient to have earned all amounts paid to us under the amended contract, there can be no assurances that this will be the case.

If we fail to estimate accurately the cost of performing certain contracts, we may incur losses on these contracts.

Under our fee-for-service contracts, we receive fees based on our interactions with government sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. Our risk on these contracts is that our client population is not large enough to cover our fixed costs, such as rent and other overhead. Our fee-for-service contracts are not reimbursed on a cost basis and therefore, if we fail to estimate our costs accurately, we may incur losses on these contracts.

Approximately 10.8% of our revenues are derived from certain cost based service contracts in California where we record revenue at one-twelfth of the annual contract amount less allowances for certain contingencies, which put us at risk.

With our acquisition of the Aspen Companies, we acquired certain cost based service contracts that require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

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

Under current law, in order to privatize certain functions of government programs the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver or withdraw approval of any granted waiver, the state or local agency will be unable to contract with a for-profit entity, such as us, to provide the service. Failure by state or local agencies to obtain consents and/or waivers could adversely affect our continued business and future growth.

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

Since some government agencies prefer or require contracts for privatized social services to be administered through not-for-profit organizations, we rely heavily on our relationships with not-for-profit organizations to provide services to these government agencies. We currently maintain strategic relationships with six not-for-profit, tax exempt social services organizations with which we have long-term management contracts. These organizations are: Family Preservation Services of South Carolina, Inc., Camelot Community Care, Inc., Intervention Services, Inc., Rio Grande Behavioral Health Services, Inc., Care Development of Maine and FCP, Inc.

Federal tax laws require that the boards of directors of not-for-profit tax exempt organizations be independent. Although currently the boards of directors of the tax exempt not-for-profit organizations for which we provide management services are independent, in the past our employees constituted a majority of the boards of Family Preservation Services of South Carolina, Inc., Camelot Community Care, Inc. and Intervention Services, Inc. If, as a result of such past practices, we and/or the managed entities were ever found to be in violation of these federal tax laws, we and the managed entities could be subject to penalties and, as described below, the tax exempt status of these managed entities could be jeopardized.

Federal tax laws also require that the management fees we charge the not-for-profit entities we manage be at fair market rates. Prior to July 2003, however, these management contracts contained a provision that permitted us to earn bonuses to our management fee dependent upon the managed entity’s operating results. In connection with our renegotiation of our fee arrangement with these entities, we amended these agreements as of July 1, 2003, at which time we removed the bonus provision. If the Internal Revenue Service, referred to as the IRS, determined that any tax exempt organization was paying more than market rates for services performed by us, and further determined that we were, at the time those rates were set, in a position to exercise substantial influence over the affairs of the tax exempt organization (through our past majority positions on the board of directors or otherwise), the IRS could sanction us and the tax exempt organization, including levying a penalty against us of 25% of the amount paid in excess of the market rates for the services provided and the return of all excess benefit amounts, plus interest, to the tax exempt organization. If the excess benefit amount were not returned, an additional penalty equal to 200% of the excess benefit could be imposed on us.

In addition, until September 2003, three of these not-for-profit organizations (Family Preservation Services of South Carolina, Camelot Community Care, Inc. and Intervention Services) were co-borrowers on our credit facility and their receivables were pledged as additional collateral under the facility. As the manager of these entities, we drew down on the line of credit under our credit facility on their behalf and advanced the borrowings to them for their operating expenses. In September 2003, these entities were removed as co-borrowers under our credit facility, and their assets were removed as collateral from our line of credit.

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

We are in the human services business and therefore are subject to claims alleging we did not properly treat an individual or failed to properly diagnose and/or care for a client. We carry professional liability and general liability insurance with coverage limits of $1.0 million per occurrence ($250,000 per occurrence and $500,000 annual aggregate for physical or sexual abuse). The annual combined policy aggregate limit is $3.0 million with a $500,000 self insured retention. A substantial award could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. We are also subject to claims for negligence or intentional misconduct (in addition to professional liability claims) by an employee, including but not limited to, claims arising out of accidents involving employees driving to or from interactions with clients or assault and battery. We are also subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, could adversely affect our cash flow and financial condition. Furthermore, we are subject to miscellaneous errors and omissions liability relative to the various management agreements we have with the not-for-profit entities we manage. In the event of a claim and depending on, among other things, the circumstances, allegations, and size of the management contract, we could be subject to damages that could have a material adverse impact on our financial condition and results of operations.

We face substantial competition in attracting and retaining experienced personnel, and we may be unable to grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain highly qualified and experienced social service professionals who possess the skills and experience necessary to deliver high quality services to our clients. Our objective of providing the highest quality of service to our clients is strongly considered when we evaluate education, experience and qualifications of potential candidates for employment as direct care and administrative staff. To that end, we attempt to hire professionals who have attained a bachelors degree, masters degree or higher level of education and certification or licensure as direct care social service providers and administrators. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. We must quickly hire project leaders and case management personnel after a contract is awarded to us. Contract provisions and client needs determine the number, education and experience levels of social service professionals we hire. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract. Currently, we maintain an average staff to client ratio of one to eight. Our ability to attract and retain employees with the requisite experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Some of the companies with which we compete for experienced personnel have greater financial resources and name recognition than we do. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

We anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made several acquisitions since our inception, including Camelot Care Corporation in March 2002, Cypress Management Services, Inc. in January 2003, Dockside Services, Inc. in January 2004, Pottsville Behavioral Counseling Group, Inc. in May 2004 and, in July 2004, the Aspen Companies. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

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

We have appointed an internal committee to set our privacy policies regarding client information in compliance with HIPAA. This committee is responsible for training our employees, including our regional and local managers and staff, to comply with HIPAA policy and monitoring compliance with the policy. However, like other businesses subject to HIPAA regulations, we cannot fully predict the total financial or other impact of these regulations on us. We anticipate, however, that it will cost us approximately $300,000 to comply with the HIPAA security standards by April 2005. In addition, the costs that may be associated with our ongoing compliance with the new HIPAA regulations could be substantial, which could negatively impact our profitability.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate and market risk

Upon the consummation of our initial public offering, we repaid all of the principal and accrued interest outstanding under our loan and security agreements. As of December 31, 2004, we had no borrowings under our revolving line of credit and no borrowings under our acquisition term loan. In connection with our acquisition of Dockside, we issued two subordinated notes each in the amount of $500,000 to the sellers. The notes bear a fixed interest rate of 6%.

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

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 312 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $11.3 million, or 11.6% of our revenues for the year ended December 31, 2004, pursuant to one contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other retroactive contractual adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, finalized SFAS 123R, “Share-Based Payment”, effective for public companies for interim and annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We plan to implement SFAS 123R beginning July 1, 2005 and we are in the process of determining the affect this pronouncement may have on our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2004, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework.

We designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Effective July 1, 2004, we acquired the community services division of Aspen Education Group. The community services division consists of Aspen MSO, LLC, College Community Services, Inc. and Choices Group, Inc., collectively referred to as the Aspen Companies. We excluded the Aspen Companies from the evaluation of the effectiveness of our internal control over financial reporting.

The following table highlights the significance of the Aspen Companies acquisition to our consolidated financial statements as of December 31, 2004 (in millions):

			Six Months Ended December 31, 2004
	Assets	Liabilities	Revenue	Income before income tax
Aspen Companies	$5.0	$4.2	$10.4	$0.8
The Providence Service Corporation (“PRSC”)	$75.9	$11.3	$57.8	$7.1
Percentage of PRSC	7%	37%	18%	11%

The Securities and Exchange Commission, or SEC, in response to questions regarding the interpretation of Release No. 34-47986, has acknowledged that it might not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. In such instances, the SEC requires that we must identify the acquired business excluded and indicate the significance of the acquired business to our consolidated financial statements. Additionally, we must disclose any material change to our internal control over financial reporting due to the acquisition pursuant to the Securities and Exchange Act of 1934 Rule 13a-15(d). Furthermore, the SEC limits the period in which we may omit an assessment of the acquired business’s internal control over financial reporting to one year from the date of acquisition. We believe our exclusion of the Aspen Companies from our assessment of internal control over financial reporting as of December 31, 2004 is consistent with the SEC’s requirements.

Based on our assessment, we believe our internal control over financial reporting is effective as of December 31, 2004.

McGladrey & Pullen, LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this report on Form 10-K has issued an attestation report on our assessment of internal control over financial reporting. McGladrey & Pullen, LLP’s attestation report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting

To the Board of Directors

The Providence Service Corporation

Tucson, AZ

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, that The Providence Service Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Providence Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Providence Service Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Providence Service Corporation and our report dated March 11, 2005 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Phoenix, AZ

March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation

Tucson, AZ

We have audited the consolidated balance sheet of The Providence Service Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Providence Service Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of The Providence Service Corporation and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of The Providence Service Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Phoenix, AZ

March 11, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors

The Providence Service Corporation

We have audited the accompanying consolidated balance sheet of The Providence Service Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal year ended December 31, 2003, for the six-month period ended December 31, 2002 and for the fiscal year ended June 30, 2002. Our audits also included the financial statement schedule listed in Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Providence Service Corporation at December 31, 2003, and the consolidated results of its operations and its cash flows for the fiscal year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

February 13, 2004

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$15,004,235	$10,657,483
Accounts receivable, net of allowance of $69,000 in 2003 and $221,000 in 2004	9,199,114	18,822,881
Held-to-maturity investments	3,972,560	—
Management fee receivable	3,577,287	5,023,405
Prepaid expenses and other	946,131	3,533,311
Deferred tax asset	617,444	474,760

Total current assets	33,316,771	38,511,840
Property and equipment, net	1,772,201	2,315,911
Note receivable	407,341	1,282,341
Goodwill	13,429,270	24,717,145
Intangible assets, net	985,840	7,510,808
Deferred tax asset	1,543,050	606,694
Other assets	1,833,320	975,917

Total assets	53,287,793	75,920,656

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,001,315	1,243,444
Accrued expenses	4,732,060	7,995,425
Deferred revenue	—	948,434
Current portion of capital lease obligations	88,597	102,507
Current portion of long-term obligations	1,493,661	300,000

Total current liabilities	7,315,633	10,589,810
Capital lease obligations, less current portion	139,293	32,882
Long-term obligations, less current portion	2,100,000	700,000
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 8,481,839 and 9,486,879 issued and outstanding (including treasury shares)	8,482	9,487
Additional paid-in capital	51,772,612	65,731,824
Accumulated deficit	(7,929,665)	(844,601)

	43,851,429	64,896,710
Less 135,501 and 146,905 treasury shares, at cost	118,562	298,746

Total stockholders’ equity	43,732,867	64,597,964

Total liabilities and stockholders’ equity	$53,287,793	$75,920,656

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Operations

	Year ended June 30, 2002	Six month period ended December 31,		Year ended December 31,
		2001	2002	2003	2004
		(unaudited)
Revenues:
Home and community based services	$28,564,857	$13,434,647	$16,614,244	$42,293,856	$73,106,046
Foster care services	2,645,878	—	4,810,360	10,513,100	13,178,098
Management fees	1,616,162	364,000	1,314,930	6,469,206	10,681,500

	32,826,897	13,798,647	22,739,534	59,276,162	96,965,644
Operating expenses:
Client service expense (1)	27,847,964	12,151,550	20,145,113	45,373,174	71,946,198
General and administrative expense	2,868,626	1,044,481	2,495,359	6,119,990	12,116,236
Depreciation and amortization	480,633	137,924	361,328	903,617	1,325,420

Total operating expenses	31,197,223	13,333,955	23,001,800	52,396,781	85,387,854

Operating income (loss)	1,629,674	464,692	(262,266)	6,879,381	11,577,790
Other (income) expense:
Interest expense	822,003	163,100	858,121	1,639,932	432,729
Interest income	(66,824)	(30,418)	(20,839)	(77,805)	(175,366)
Put warrant accretion	—	—	3,569,238	630,762	—
Write-off of deferred financing costs	—	—	—	412,035	—
Equity in earnings of unconsolidated affiliate	(214,748)	(96,534)	(128,916)	(63,501)	—

Income (loss) before income taxes	1,089,243	428,544	(4,539,870)	4,337,958	11,320,427
(Benefit) provision for income taxes	(254,460)	(127,230)	179,608	1,691,804	4,235,363

Net income (loss)	1,343,703	555,774	(4,719,478)	2,646,154	7,085,064
Preferred stock dividends	386,400	193,200	193,200	3,749,013	—

Net income (loss) available to common stockholders	$957,303	$362,574	$(4,912,678)	$(1,102,859)	$7,085,064

Earnings (loss) per common share:
Basic	$0.53	$0.22	$(2.42)	$(0.25)	$0.77

Diluted	$0.35	$0.16	$(2.42)	$(0.25)	$0.76

Weighted-average number of common shares outstanding:
Basic	1,791,280	1,671,906	2,029,053	4,432,043	9,216,988
Diluted	3,496,072	3,179,873	2,029,053	4,432,043	9,355,480

(1)	Includes related party expenses of $162,000 $179,000 $334,000 and $77,000 for the year ended June 30, 2002, six months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively.

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at June 30, 2001	1,530,000	$1,530	$422,285	$(2,871,432)	135,501	$(118,562)	$(2,566,179)
Preferred stock dividends	—	—	—	(386,400)	—	—	(386,400)
Common stock issued in connection with acquisition of business	357,147	357	312,143	—	—	—	312,500
Net income	—	—	—	1,343,703	—	—	1,343,703

Balance at June 30, 2002	1,887,147	1,887	734,428	(1,914,129)	135,501	(118,562)	(1,296,376)
Common stock issued to employees	141,906	142	1,418,908	—	—	—	1,419,050
Stock compensation	—	—	147,486	—	—	—	147,486
Preferred stock dividends	—	—	—	(193,200)	—	—	(193,200)
Net loss	—	—	—	(4,719,478)	—	—	(4,719,478)

Balance at December 31, 2002	2,029,053	2,029	2,300,822	(6,826,807)	135,501	(118,562)	(4,642,518)
Sale of stock in initial public offering, net of offering costs	3,645,000	3,645	36,153,016	—	—	—	36,156,661
Conversion of preferred stock and exchange of preferred stock warrants	1,825,457	1,825	4,828,175	—	—	—	4,830,000
Exercise of warrants	460,837	461	4,199,539	—	—	—	4,200,000
Conversion of notes to shareholders	349,672	350	2,400,597	—	—	—	2,400,947
Common stock issued in connection with acquisition of business	171,430	171	1,714,119	—	—	—	1,714,290
Stock compensation and exercise of employee stock options	390	1	176,344	—	—	—	176,345
Preferred stock dividends	—	—	—	(3,749,013)	—	—	(3,749,013)
Net income	—	—	—	2,646,155	—	—	2,646,155

Balance at December 31, 2003	8,481,839	8,482	51,772,612	(7,929,665)	135,501	(118,562)	43,732,867
Sale of stock in public offering, net of offering costs	862,500	862	12,640,202	—	—	—	12,641,064
Stock compensation	—	—	143,693	—	—	—	143,693
Exercise of employee stock options	142,540	143	1,175,317	—	11,404	(180,184)	995,276
Net income	—	—	—	7,085,064	—	—	7,085,064

Balance at December 31, 2004	9,486,879	$9,487	$65,731,824	$(844,601)	146,905	$(298,746)	$64,597,964

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended June 30, 2002	Six-month period ended December 31,		Year ended December 31,
		2001	2002	2003	2004
		(Unaudited)
Operating activities
Net income (loss)	$1,343,703	$555,774	$(4,719,478)	$2,646,155	$7,085,064
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	322,780	107,530	219,782	533,963	712,044
Amortization	157,853	30,394	141,546	369,654	613,376
Amortization of deferred financing costs and discount on investment	—	—	—	65,935	102,110
Deferred income taxes	(300,000)	(127,230)	136,071	815,251	7,727
Equity in earnings of unconsolidated affiliate	(214,748)	(96,534)	(128,916)	(63,501)	—
Stock compensation	—	—	1,566,536	175,013	143,693
Put warrant accretion	—	—	3,569,238	630,762	—
Write-off of deferred financing costs upon retirement of debt	—	—	—	412,035	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(666,553)	28,562	(76,468)	(2,971,870)	(6,178,346)
Management fee receivable	(910,506)	10,826	(217,026)	(1,506,773)	(1,425,577)
Prepaid expenses and other	(237,634)	(160,555)	137,723	(515,410)	(1,924,331)
Accounts payable	449,549	(208,070)	(330,495)	(618,247)	(32,079)
Accrued expenses	(141,037)	(133,880)	582,914	282,511	1,997,279
Deferred revenue	—	—	—	—	402,327

Net cash provided by (used in) operating activities	(196,593)	6,817	881,427	255,478	1,503,287
Investing activities
Purchase of property and equipment	(224,939)	(110,908)	(115,502)	(949,051)	(874,869)
Redemption (purchase) of held-to-maturity investments	—	—	—	(3,955,760)	4,000,000
Acquisition of businesses, net of cash acquired	(7,778,908)	—	—	(2,971,881)	(15,830,579)
Restricted cash for contract performance	—	—	—	(447,500)	(513,325)
Distributions received from unconsolidated affiliate	146,500	84,500	128,000	126,000	—
Advances to unconsolidated affiliate	—	—	—	—	(875,000)
Purchase of management services agreements	—	—	—	—	(1,606,444)

Net cash (used in) provided by investing activities	(7,857,347)	(26,408)	12,498	(8,198,192)	(15,700,217)
Financing activities
Net proceeds/(payments) on revolving note	1,927,592	168,240	(46,712)	(3,212,917)	(93,661)
Payments of capital leases	(177,597)	(81,543)	(103,212)	(193,533)	(92,501)
Repayments of long-term debt	(128,265)	(12,381)	(129,367)	(12,957,103)	(2,100,000)
Proceeds from long-term debt	7,000,000	12,792	—	3,350,000
Repayments of short-term debt	—	—	—	—	(1,400,000)
Proceeds from common stock offering, net	—	—	(29,369)	36,217,376	12,641,064
Proceeds from common stock issued pursuant to stock option exercise, net	—	—	—	—	995,276
Payment of preferred stock dividend	—	—	—	(1,071,187)	—
Debt financing costs	(497,823)	(205)	(327,500)	(204,858)	(100,000)

Net cash provided by (used in) financing activities	8,123,907	86,903	(636,160)	21,927,778	9,850,178

Net change in cash	69,967	67,312	257,765	13,985,064	(4,346,752)
Cash at beginning of period	691,439	691,439	761,406	1,019,171	15,004,235

Cash at end of period	$761,406	$758,751	$1,019,171	$15,004,235	$10,657,483

See accompanying notes

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended June 30, 2002	Six-month period ended December 31,		Year ended December 31,
		2001	2002	2003	2004
Supplemental cash flow information
Cash paid for interest	$724,225	$173,521	$795,727	$1,706,488	$346,218

Cash paid for income taxes	$20,633	$18,290	$64,570	$517,332	$3,651,882

Notes payable issued for acquisition of business	$3,500,000	$—	$—	$1,000,000	$1,000,000

Acquisition of property and equipment under capital lease	$—	$—	$118,385	$219,924	$—

Common stock issued for:
Acquisitions	$312,500	$—	$—	$1,714,290	$—

Put warrant obligation	$—	$—	$—	$4,200,000	$—

Mandatorily redeemable preferred stock	$—	$—	$—	$4,830,000	$—

Conversion of convertible notes	$—	$—	$—	$2,400,947	$—

Note payable for preferred dividends	$—	$—	$—	$3,500,000	$—

Business acquisitions:
Purchase price	$6,500,000	$—	$—	$3,217,638	$15,240,000
Costs of acquisition	377,279	—	—	38,408	711,113
Liability assumed	901,629	—	—	—	—
Less cash acquired	—	—	—	(284,165)	(120,534)

Acquisition of business, net of cash acquired	$7,778,908	$—	$—	$2,971,881	$15,830,579

See accompanying notes

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2004

1.    Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services to at-risk families and children. These human services are purchased primarily by state, city, and county levels of government, and are delivered under contracts ranging from capitation to fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in Arizona, California, Delaware, Florida, Illinois, Indiana, Maine, Massachusetts, Michigan, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the District of Columbia.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Restricted Cash

At December 31, 2003 and 2004, the Company had $447,500 and $961,000 of restricted cash of which $272,500 and $786,000 was included in prepaid expenses and other and $175,000 was included in noncurrent other assets in the accompanying consolidated balance sheets. The restricted cash serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. At December 31, 2004, the cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in money market funds.

Concentration of Credit Risk

Contracts with governmental agencies and not-for-profit subrecipients of governmental agencies accounted for approximately 93%, 90%, 83%, and 84% of the Company’s revenue for the fiscal year ended June 30, 2002, the six-month period ended December 31, 2002, and the fiscal years ended December 31, 2003 and 2004, respectively.

The Company evaluates the collectibility of accounts receivable on a monthly basis and determines the appropriate allowance for doubtful accounts based upon specific identification of individual accounts and review of aging trends. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligation to the Company, the Company records a specific addition to its allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect. If the financial condition of its payers were to deteriorate, further additions to its allowance for doubtful accounts may be required. The Company’s write-off experience for fiscal year 2002, the six-month period ended December 31, 2002, and the fiscal years ended December 31, 2003 and 2004 was less than 1% of revenue.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates their fair value at December 31, 2003 and 2004.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to earnings when they are incurred. Upon the disposition of any asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company uses valuation techniques consistent with a market approach by deriving a multiple of the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) based on the market value of the Company’s common stock at year end and then applying this multiple to each reporting unit’s EBITDA for the year to determine the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed as of December 31, 2004 and 2003 resulted in no impairment loss.

Intangible assets subject to amortization

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

The Company assesses whether certain relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. With respect to acquired management contracts, the useful life is limited by the stated terms of the agreements. The Company determines an appropriate useful life for acquired customer relationships based on the nature of the underlying contracts with state and local agencies and the likelihood that the underlying contracts to provide social services will renew over future periods. The likelihood of renewal is based on the Company’s contract renewal experience and the contract renewal experiences of entities it has acquired.

Under certain conditions the Company may assess the recoverability of the unamortized balance of its long-lived assets based on expected future cash flows. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss.

Deferred Financing Costs

The Company capitalizes certain expenses incurred in connection with its long-term debt obligations and amortizes them over the term of the respective debt agreements. Deferred financing costs, net of amortization, totaled $378,000, and $348,000 at December 31, 2003 and 2004 and are included in other assets in the accompanying consolidated balance sheets.

Revenue Recognition

Revenues are recognized at the time services are rendered, at the contractual rates stated in the Company’s contracts with its payers and in its management agreements with not-for-profit organizations, and collection of such amounts are considered to be probable. Private pay revenues related to services paid for directly by the client or the client’s family are recognized as revenues at the time services are rendered, at established billing rates, and collection of such amounts is considered to be probable.

At times the Company may receive funding for certain services in advance of services actually being rendered. These amounts are reflected in the accompanying consolidated balance sheets as deferred revenues until the actual services are rendered.

As a result of the acquisition of the Aspen Companies (described in Note 3 below), the Company acquired cost based service contracts where revenue is recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. Annually, the Company submits projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. At June 30, the contracting payer’s year end, the Company submits cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to the Company for services provided under the contracts, were greater than the actual costs to provide these services. In cases where funds paid to the Company exceed the actual costs to provide services under contract, the Company may be required to pay back the excess funds.

The Company’s cost reports are routinely audited on an annual basis. The Company periodically reviews its provisional billing rates and allocation of costs and provides for estimated adjustments from the contracting payers. The Company believes that adequate provisions have been made in its consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in the Company’s consolidated statement of operations in the year of settlement.

Prior to July 1, 2004, the Company provided services under one contract under which it received a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, referred to as a case rate contract, the Company received the established amount regardless of the level of services provided to the beneficiaries during the month and thus recognized this contractual rate as revenue on a monthly basis. To the extent the Company provided services that exceeded the contracted revenue amounts, the Company requested the payer to reimburse it for these additional costs. Historically, the payer had reimbursed the Company for all such excess costs although it had no ongoing contractual obligation to do so under the case rate contract. Consequently, the Company did not recognize the additional revenue until the payer actually reimbursed the Company for such amounts or entered into an agreement contractually committing the payer to do so and collection of such amount was determined to be probable.

Effective July 1, 2004, the case rate contract was amended to be an annual block purchase contract. In exchange for one-twelfth of the established annual contract amount each month, the agreement specifies that the Company is to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. The Company must provide a complete continuum of services including but not limited to intake, assessment, eligibility, case management and therapeutic services. There is no contractual limit to the number of eligible beneficiaries that may be assigned to the Company, or a limit to the level of services that must be provided to these beneficiaries. Therefore, the Company is at-risk if the costs of providing necessary services exceed the associated reimbursement.

The Company is required to regularly submit service encounters to the payer electronically. On an on-going basis and at the end of the payer’s June 30 fiscal year, the payer is obligated to monitor the level of service encounters. If at any time the encounter data is not sufficient to support the year-to-date payments made to the Company, the payer has the right to suspend payments to the Company or recoup funds paid to the Company.

The Company recognizes revenue from this contract equal to the lesser of encounter value, which represents the actual level of services rendered, or the contract amount. For the six months ended December 31, 2004, revenues under the annual block purchase contract totaled $6.2 million. The payer has not suspended payments to the Company nor have any amounts been returned to the payer. The Company does not anticipate that it will be required to return any amounts to the payer and that the Company’s encounter data is sufficient to have earned all amounts paid to the Company under the amended contract.

The terms of the contract will be reviewed prospectively and amended as necessary to ensure adequate funding of the Company’s service offerings under the contract. The Company’s costs under the previous case rate contract and, since July 1, 2004, the annual block contract represented $6.8 million, $4.3 million, $10.6 million, and $10.8 million, and revenues recognized relating to this contract of $6.6 million, $3.6 million, $10.9 million and $11.3 million, of which $750,000, $132,000, $1.5 million, and $0 represented amounts received by the Company in excess of the contracted monthly rate amounts for the year ended June 30, 2002, the six months ended December 31, 2002, and the years ended December 31, 2003 and 2004, respectively.

The Company maintains management agreements with a number of not-for-profit social services organizations whereby the Company provides certain management services for these organizations. In exchange for the Company’s services, it receives a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee.

The Company recognizes management fee revenues from its management agreements as such amounts are earned, as defined by the respective management agreement, and collection of such amount is considered probable. Additionally, prior to July 1, 2003, these agreements contained provisions which permitted the Company to earn bonuses dependent upon the managed entity’s operating results. These bonuses were recognized as revenue when they were approved and authorized by the respective organization’s board of directors and collection of such amount was determined to be probable. On July 1, 2003, the management agreements were amended to eliminate the bonus and funding provisions. The Company assesses the likelihood of whether any of its management fee revenues may need to be returned to help the Company’s managed entities fund their working capital needs over the average duration of the entities’ existing contracts with their customers. If the likelihood is other than remote, the Company will defer the recognition of all or a portion of the management fees received. To the extent the Company chooses to defer management fees as a means of funding any of its managed entities’ losses from operations, such amounts are recorded as a reduction of management fee revenues and are not recognized as management fee revenues until they are ultimately collected from the operating income of the not-for-profit entities.

From time to time, the Company enters into consulting agreements with other entities that provide government sponsored social services to, among other things, evaluate and make recommendations with regards to these entities’ management, administrative and operational services. In exchange for these services, the Company receives a fixed fee that is either payable upon completion of the services or a fixed monthly fee. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advanced written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable.

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

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income (loss) available to common stockholders and earnings per share had the Company’s stock options been accounted for using the fair value method:

	Year ended June 30, 2002	Six-month period ended December 31, 2002	Year ended December 31,
			2003	2004
Net income (loss) available to common stockholders as reported	$957,303	$(4,912,678)	$(1,102,859)	$7,085,064
Add—Recorded stock based compensation, net of federal income tax benefit	—	1,566,536	106,758	143,693
Less—Estimated fair value of stock options assumed vested during the period, net of federal income tax benefit	—	1,575,126	376,055	934,646

Adjusted net income (loss) available to common stockholders	$957,303	$(4,921,268)	$(1,372,156)	$6,294,111

Earnings (loss) per share:
Basic—as reported	$0.53	$(2.42)	$(0.25)	$0.77

Basic—as adjusted	$0.53	$(2.43)	$(0.31)	$0.68

Diluted—as reported	$0.35	$(2.42)	$(0.25)	$0.76

Diluted—as adjusted	$0.35	$(2.43)	$(0.31)	$0.68

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, finalized SFAS 123R, “Share-Based Payment”, effective for public companies for interim and annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company plans to implement SFAS 123R beginning July 1, 2005 and is in the process of determining the affect this pronouncement will have the Company’s consolidated financial statements.

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

The Company’s operating companies provide the same services to a common customer group, principally individuals and families. All of the operating companies follow the same operating procedures and methods in managing their operations and each operating company operates in a similar regulatory environment. While management of the Company evaluates performance and allocates resources based on the operating results of the individual operating companies, the operating companies are combined into one operating unit for financial reporting purposes.

2.    Held-To-Maturity Investments

On September 3, 2003, the Company purchased a $4.0 million zero-coupon bond, at 98.894%, or $3.9 million, issued by the Federal Home Loan Mortgage Corporation. The Company held the bond until it matured on July 15, 2004 and such bond is presented as held-to-maturity investments in the accompanying 2003 consolidated balance sheet. The Company accounts for this investment on an amortized cost basis with a yield to maturity of 1.288%. The following table details the value of the investment at December 31, 2003:

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

3.    Acquisitions

The following acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of these acquisitions has been allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values and may change when the final valuation of certain intangible assets is determined except for the acquisitions of Camelot Care Corporation (“Camelot”), Cypress Management Service, Inc. (“Cypress”), Rio Grande Management Company, LLC (“Rio Grande Management”) and Dockside Services, Inc. (“Dockside”) where the cost of the acquisition has been allocated to the assets and liabilities acquired based on a final valuation of their respective fair values and the excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

In addition, the Company performed an analysis of each of the following acquisitions and determined that each transaction, except for those transactions where the Company acquired all of the rights under existing management agreements with Care Development of Maine, FCP, Inc., and The ReDCo Group, should be accounted for as a business combination as such term is defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

On March 1, 2002, the Company acquired all of the outstanding stock of Camelot for a cash payment of $6.7 million, 357,147 shares of the Company’s common stock valued at $312,500, and $3.5 million in promissory notes for a total purchase price of approximately $10.6 million. As a result of this acquisition, management believes that it has improved access to markets in Illinois, Tennessee, Florida, Nebraska, Ohio, Indiana, and Michigan, which allow the Company to leverage its existing operations and experience with other markets. The value of the 357,147 shares was based on management’s estimate of the fair value of the Company’s common shares.

On January 9, 2003, the Company acquired all of the outstanding stock of Cypress for cash of $1.8 million, $1.0 million in promissory notes payable, $517,300 in amounts payable, and 171,430 shares of the Company’s common stock for a total purchase price of approximately $4.9 million. This acquisition expands the Company’s operations in the State of Florida. The 171,430 shares of the Company’s common stock were valued at $1.7 million based on management’s estimate of the fair value of the Company’s common shares.

The following represents the Company’s allocation of the purchase price of Cypress:

Consideration:
Cash	$2,151,300
Notes	1,000,000
Common shares	1,714,300
Acquisition costs	35,900

$4,901,500

Allocated to:
Property and equipment	$459,963
Deferred tax liability	(332,100)
Intangibles	885,600
Goodwill	3,888,037

$4,901,500

Currently, the goodwill is not expected to be tax deductible.

In connection with the acquisition of Cypress, the Company acquired the rights to a management agreement with Intervention Services, Inc., a not-for-profit social services provider. The value of this management agreement was valued at $585,600 and allocated to intangible assets. The value of this agreement will be amortized over 10 years concurrently with the term of the management agreement. Also, in connection with the acquisition of Cypress, the Company established a two year non-compete agreement with the seller for $300,000. The value of the non-compete agreement was fully amortized as of December 31, 2004.

Effective January 1, 2004, the Company acquired the remaining 50% member interest in and became the sole member of Rio Grande Management, for cash of $820,000 which was prepaid in December 2003. Rio Grande Management was formed in September 2001 by the Company and the ten agencies whose members comprise the board of directors of Rio Grande Behavioral Health Services, Inc., a not-for-profit organization that provides community based social and mental health network services in New Mexico. As a result of this acquisition, the Company acquired the entire membership interest in Rio Grande Management which has a management agreement with the not-for-profit organization pursuant to which Rio Grande Management manages the not-for-profit organization’s operations in return for a fixed management fee per month. The purchase price allocation as shown below is allocated to 50% of the equity investment in Rio Grande Management. The carrying value of the 50% equity investment in Rio Grande Management was the same as the underlying net book value of Rio Grande Management.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$820,000
Acquisition costs	5,000

$825,000

Allocated to:
Property and equipment	$6,667
Intangibles	326,000
Goodwill	492,333

$825,000

Currently, the above goodwill is expected to be tax deductible.

On January 1, 2004, the Company acquired all of the outstanding stock of Dockside for cash of $3.4 million (less $300,000 which was placed into escrow as security for any working capital adjustments) and $1.0 million in promissory notes, for a total purchase price of $4.4 million. On August 6, 2004, the working capital adjustments were finalized resulting in an amount due to the Company of $27,930 which was received by the Company in September 2004. This acquisition expands the Company’s operations in the states of Indiana and Michigan.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$3,400,000
Notes payable	1,000,000
Acquisition costs	44,123

$4,444,123

Allocated to:
Property and equipment	$28,984
Deferred tax liability	(488,120)
Intangibles	1,237,000
Goodwill	3,666,259

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

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,840,000
Estimated costs of acquisition	262,441

$2,102,441

Allocated to:
Property and equipment	$132,329
Deferred tax liability	(180,332)
Intangibles	457,000
Goodwill	1,693,444

$2,102,441

The amount allocated to intangibles represents acquired customer relationships. The Company valued customer relationships acquired in this acquisition based on expected future cash flows resulting from the underlying contracts with state and local agencies in the amount of $424,000 and payers other than state and local agencies in the amount of $33,000 to provide social services. No significant residual value is estimated for these intangibles. Amortization of the acquired customer relationships will be recognized over an estimated useful life of 15 years for customer relationships with state and local agencies and 10 years for customer relationships with payers other than state and local agencies.

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

On July 21, 2004, the Company acquired all of the equity interests in Choices Group, Inc., Aspen MSO, LLC and College Community Services, a California mutual benefit corporation (collectively referred to as the “Aspen Companies”) for cash of $10.0 million (less $1.0 million which was placed into escrow as security for any indemnification obligations and any working capital adjustments). According to the provisions of the purchase agreement, the Company will receive $2.0 million in working capital. The acquisition was retroactively effective as of July 1, 2004 in accordance with the terms of the purchase agreement. The acquisition of the Aspen Companies establishes operations in California and Nevada and adds drug court treatment to the Company’s array of social services.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$10,000,000
Estimated costs of acquisition	402,050

$10,402,050

Allocated to:
Property and equipment	$1,857,172
Intangibles	3,511,900
Goodwill	5,032,978

$10,402,050

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

In connection with the acquisition of the Aspen Companies, the Company acquired deferred revenue of $489,000 which represents funding for certain services in advance of services actually rendered. The Company has subsequently recognized additional deferred revenue of $68,000 for the six months ended December 31, 2004. These amounts are reflected as deferred revenue in the accompanying consolidated balance sheets.

Currently, the Company is determining whether all or a portion of the goodwill is tax deductible.

Changes in goodwill were as follows:

Balance at June 30, 2001	$1,374,235
Camelot acquisition	11,068,632
Subsequent recognition of certain Camelot deferred tax assets	(250,000)

Balance at June 30, 2002	12,192,867
Adjustment to estimated costs of Camelot acquisition	209,056
Subsequent recognition of certain Camelot deferred tax assets	(214,000)

Balance at December 31, 2002	12,187,923
Cypress acquisition	3,555,937
Final working capital settlement for Camelot acquisition	246,338
Subsequent recognition of certain Camelot deferred tax assets	(2,560,928)

Balance at December 31, 2003	13,429,270
Rio Grande Management acquisition	492,333
Dockside acquisition	3,666,259
Pottsville acquisition	1,693,444
Aspen Companies acquisition	5,032,978
Subsequent recognition of certain deferred tax assets and liabilities related to Camelot and Cypress	402,861

Balance at December 31, 2004	$24,717,145

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Dockside, Rio Grande Management, Pottsville and the Aspen Companies had occurred on January 1, 2003. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2003.

	Year ended December 31,
	2003	2004
Revenue	$87,632,941	$108,939,538
Net income	$1,853,653	$6,908,541
Net income (loss) available to common stockholders	$(1,895,360)	$6,908,541
Diluted earnings (loss) per share	$(0.37)	$0.71

4.    Detail of Certain Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2003	2004
Land	—	$20,000	$40,000
Building	39 years	327,187	557,187
Furniture and equipment	3-7 years	3,023,389	4,688,767

		3,370,576	5,285,954
Less accumulated depreciation		1,598,375	2,970,043

		$1,772,201	$2,315,911

Intangible assets consisted of the following:

	Estimated Useful Life	December 31,
		2003		2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs	$971,600	$(135,760)	$2,919,044	$(372,931)
Customer relationships	15 Yrs	—	—	5,127,900	(218,730)
Customer relationships	10 Yrs	—	—	33,000	(2,475)
Non-compete agreement	2 Yrs	300,000	(150,000)	300,000	(300,000)
Restrictive covenants	3 Yrs	—	—	30,000	(5,000)

Total		$1,271,600	$(285,760)	$8,409,944	$(899,136)

No significant residual value is estimated for these intangible assets. Amortization expense was $19,300, $19,300, $247,160 and $613,376 for the year ended June 30, 2002, six months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively. The total amortization expense is estimated to be approximately $655,000 for 2005 and 2006; $650,000 for 2007; and $645,000 for 2008 and 2009 based on completed acquisitions as of December 31, 2004.

Accrued expenses consisted of the following:

	December 31,
	2003	2004
Accrued compensation	$2,417,010	$5,253,919
Other	2,315,050	2,741,506

	$4,732,060	$7,995,425

5.    Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2003	December 31, 2004
6% unsecured notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 due July 2007	$—	$1,000,000
4% subordinated note to stockholder, repaid in January 2004	3,500,000	—
$10,000,000 revolving note, prime plus 2% (effective rate of 6% at December 31, 2004) through December 2006, at which time the principal is due	93,661	—

	3,593,661	1,000,000
Less current portion	1,493,661	300,000

	$2,100,000	$700,000

In connection with the Company’s initial public offering, the Company agreed to pay Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P., the then holders of the Company’s mandatorily redeemable convertible preferred stock, a consent fee in the aggregate amount of $3.5 million. The consent fee was paid pursuant to subordinated notes which bore interest at the rate of 4% per annum. The notes were prepayable, without penalty, at any time by the Company and on January 27, 2004, the Company prepaid the entire outstanding balance and associated accrued interest related to these subordinated notes.

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

On September 30, 2003 following the Company’s repayment of the $1.0 million term loan portion of the credit facility, the Company’s loan and security agreement was amended with respect to the remaining $10.0 million revolving line of credit and the $10.0 million acquisition term loan to release the not-for-profit organizations managed by the Company as co-borrowers under the loan agreement and extend the maturity date of the acquisition term loan through December 1, 2006. In addition, these not-for-profit organizations established separate stand-alone credit facilities. While the Company does not guarantee any portion of these stand-alone credit facilities, it has agreed to subordinate its management fee receivable in the event of a default under these stand-alone credit facilities. The provisions of the amended loan agreement with respect to the revolving line of credit remained the same as set forth in the original loan and security agreement described above. The Company is required to maintain certain financial covenants under the credit facility.

At December 31, 2004, the Company’s available credit under the revolving line of credit was $10.0 million. The Company is required to pay a per annum unused facility fee of 0.5% for any unborrowed amounts under the revolving line of credit and acquisition term loan.

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

The warrants provided that if any portion of the secured term notes were outstanding on March 1, 2004 and if the Company’s consolidated EBITDA (as defined in the loan agreement) for the fiscal year ending June 30, 2003 was less than $6.0 million, such warrants could be increased to 859,159 shares of the Company’s common stock. Alternatively, if the secured term notes were paid in their entirety prior to March 1, 2004, such warrants could be decreased to 392,224 shares of the Company’s stock. Additionally, upon the earlier of a Liquidity Event (as defined in the loan agreement) or March 1, 2007, if the fair market value of the number of shares issued to the secured term note holders was less than $4.2 million, the warrants were to be increased to a number of shares that would result in a fair market value of $4.2 million, but in no event more than 615,080 shares. Further, the Company issued to the secured term note holders a right and option to sell the Company (a put option) the shares issuable upon exercise of the warrants at the current fair market value beginning March 1, 2007 and continuing for a period of five years thereafter. At December 31, 2002, the fair value of this put option was estimated to be approximately $3.6 million and was recorded as put warrant obligation in the Company’s consolidated balance sheet. In connection with the Company’s initial public offering, the Company repaid this $7.0 million mezzanine loan and, as a reorganization in connection with the initial public offering, the mezzanine lenders’ common stock warrants and preferred stock warrants were exchanged for 434,578 shares of the Company’s common stock. As a result of the repayment of the mezzanine loan, the Company wrote off approximately $412,000 in deferred financing costs, which were being amortized over the life of the loan.

6.    Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2003 and 2004, there were 8,481,839 and 9,486,879 shares of the Company’s common stock outstanding (including 135,501 and 146,905 treasury shares) and no shares of preferred stock outstanding. On April 2, 2004, the Company completed a follow-on offering of common stock in connection with which the Company sold 862,500 shares of common stock. In addition, during the year ended December 31, 2004, the Company issued 134,276 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 stock option and incentive plan, and 8,264 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 stock option plan.

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

7.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended June 30, 2002	Six-month period ended December 31,		Year ended December 31,
		2001	2002	2003	2004
Numerator:
Net income (loss)	$1,343,703	$555,774	$(4,719,478)	$2,646,155	$7,085,064
Preferred stock dividends	386,400	193,200	193,200	3,749,014	—

Numerator for basic earnings per share—income (loss) available to common shareholders	957,303	362,574	(4,912,678)	(1,102,859)	7,085,064
Effect of dilutive securities:
Preferred stock dividends	282,400	141,200	—	—	—

Numerator for diluted earnings per share—income (loss) available to common shareholders after assumed conversions	$1,239,703	$503,774	$(4,912,678)	$(1,102,859)	$7,085,064

Denominator:
Denominator for basic earnings per share—weighted-average shares	1,791,280	1,671,906	2,029,053	4,432,043	9,216,988
Effect of dilutive securities:
Preferred stock conversion	1,507,967	1,507,967	—	—	—
Warrants	196,825	—	—	—	—
Common stock options	—	—	—	—	138,492

Dilutive potential common shares	1,704,792	1,507,967	—	—	138,492

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversion	3,496,072	3,179,873	2,029,053	4,432,043	9,355,480

Basic earnings (loss) per share	$0.53	$0.22	$(2.42)	$(0.25)	$0.77

Diluted earnings (loss) per share	$0.35	$0.16	$(2.42)	$(0.25)	$0.76

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

For the six-month period ended December 31, 2002, all series of the convertible preferred stock, and for the fiscal year ended June 30, 2002, the Series D convertible preferred stock, were not included in the computation of diluted earnings per share as the effect of these preferred shares would be antidilutive. For the fiscal year ended June 30, 2002, and the six-month period ended December 31, 2002, the 6% unsecured convertible notes and for the fiscal year ended June 30, 2002 and for the six-month period ended December 31, 2002 the 8% unsecured convertible notes were not included in the computation of diluted earnings per share as the inclusion of such would be antidilutive. All components of the diluted calculation were antidilutive for the six-month period ended December 31, 2002 and the year ended December 31, 2003.

For the year ended December 31, 2004, employee stock options to purchase 6,510 shares of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common shares for the respective periods and, therefore, the effect of these options would be antidilutive.

8.    Leases

The Company leases many of its operating and office facilities for various terms under non-cancelable operating lease agreements. The leases expire in various years and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is included in current liabilities in the accompanying consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

The Company also leases certain office equipment and furniture under agreements that are classified as capital leases. The cost of office equipment and furniture under capital leases is included in the accompanying consolidated balance sheets as property and equipment and was $293,755 at December 31, 2004 and 2003. Accumulated amortization of the leased equipment and furniture at December 31, 2004 and 2003 was approximately $158,366 and $65,865, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

	Capital Leases	Operating Leases
2005	$119,505	$3,028,052
2006	34,994	1,803,109
2007	—	940,306
2008	—	490,783
2009	—	212,422
Thereafter	—	84,119

	154,499	$6,558,791

Less amounts attributable to interest	19,110

Present value of net minimum lease payments (including current portion of $102,507	$135,389

Rent expense related to the operating leases was approximately $1.1 million, $1.2 million, $1.6 million, and $3.0 million, for fiscal year ended June 30, 2002, the six-month period ended December 31, 2002, and for the years ended December 31, 2003 and 2004, respectively.

9.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (“IRC”) for virtually all employees. Under the 401(k) plan, employees may elect to defer up to 15% of their compensation, subject to Internal Revenue Service limitations. The Company, at its discretion, may make a matching contribution to the plan. The Company’s contributions to the plan were $36,000, $16,000, $51,000 and $103,000, for the fiscal years ended June 30, 2002, the six-month period ended December 31, 2002, and for the years ended December 31, 2003 and 2004, respectively.

10.    Stock Option and Incentive Plans

The Company maintains a Stock Option and Incentive Plan (the “1997 Plan”) and the 2003 Stock Option Plan (“2003 Plan”), which provide for the issuance of options to key employees and directors. The 1997 Plan and the 2003 Plan authorized the issuance of options to purchase up to an aggregate of 428,572 and 1,000,000 shares of common stock, respectively. The 1997 Plan provided for the issuance of 142,857 options each exercisable for one share of common stock at $3.50 per share, 142,857 options each exercisable for one share of common stock at $4.73 per share, and 142,857 options each exercisable for one share of common stock at $7.00 per share. The 2003 Plan provides for the issuance of up to 1,000,000 options each exercisable for one share of common stock at the last reported sale price per share of the Company’s common stock on the Nasdaq National Market on the date of grant of the option. All options expire ten years from the grant date. As of December 31, 2004, there were 164,365 options outstanding under the 1997 Plan, and 521,736 options outstanding under the 2003 Plan. In addition, at December 31, 2004, the Company had reserved 470,000 shares of common stock for issuance upon exercise of future stock options granted under the 2003 Plan. No further options may be issued under the 1997 Plan.

The following table summarizes the transactions of the Company’s 1997 and 2003 Plans:

	Year ended June 30, 2002		Six-month period ended December 31, 2002		Year ended December 31, 2003		Year ended December 31, 2004
	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
Outstanding at beginning of period	235,443	$3.99	279,678	$4.10	306,916	$5.00	443,336	7.65
Granted	92,571	4.31	124,381	6.33	140,000	13.43	390,000	18.17
Exercised	—	—	—	—	(381)	3.50	(142,540)	5.38
Forfeited	(48,336)	3.96	(97,143)	3.99	(3,199)	3.93	(4,695)	6.84

Outstanding at end of year	279,678	$4.10	306,916	$5.00	443,336	$7.65	686,101	$14.11

Exercisable at end of year	194,916	$3.99	167,331	$4.61	303,028	$6.64	348,574	$10.67

Weighted-average remaining contractual life		7.6 yrs		8.5 yrs		8.1 yrs		8.4 yrs

Weighted-average fair value of options granted		$—		$5.11		$3.18		$5.16

Available for grant at end of year		6,036		121,656		360,000		470,000

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$3.50 to $7.00	164,365	6.06	years	$5.11	164,365	$5.11
$13.38 to $19.56	521,736	9.14		$16.94	184,209	$15.62

$3.50 to $19.56	686,101	8.40		$14.11	348,574	$10.67

SFAS No. 123 requires the Company to disclose pro forma information regarding net income (loss) as if the Company had accounted for stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the “minimum value” method with the following weighted-average assumptions for fiscal year ended June 30, 2002, and for the six-month period ended December 31, 2002: risk-free interest rate of 5.45% and 4.83%, respectively, dividend yield of 0%, and an expected life of the options of five years. For the fiscal years ended December 31, 2003 and 2004, the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.5%, dividend yield of 0%, expected life of the options of five years and expected volatility of 43.0% and 35.3% for 2003 and 2004.

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

During the six-month period ended December 31, 2002, the Company granted options to purchase 24,286, 4,857, and 95,238 shares of the Company’s common stock at exercise prices of $3.50, $4.73, and $7.00 per share, respectively, to certain employees. As a result, the Company has total deferred stock compensation of $469,000, of which $175,000 and $144,000 has been recognized as stock compensation expense for the years ended December 31, 2003 and 2004, as the exercise price of these options is less than the estimated fair value of the Company’s common stock at the grant date.

The aforementioned options are 10 year options that vest based on a predetermined period of time.

Included in client service expense are $869,000 $89,000 and $62,700, and included in general and administrative expense are $698,000 $86,000 and $81,000 of stock compensation expense for the six months ended December 31, 2002 and years ended December 31, 2003 and 2004, respectively.

11.    Income Taxes

The federal and state income tax provision (benefit) is summarized as follows:

	Year ended June 30, 2002	Six Month Period ended December 31, 2002	Year ended December 31,
			2003	2004
Federal:
Current	$7,795	$—	$609,418	$3,459,510
Deferred	(272,000)	133,148	789,027	273,858

	(264,205)	133,148	1,398,445	3,733,368

State
Current	37,745	33,760	267,135	$759,676
Deferred	(28,000)	12,700	26,224	(257,681)

Total provision (benefit) for income taxes	$(254,460)	$179,608	$1,691,804	$4,235,363

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended June 30, 2002	Six Month Period ended December 31, 2002	Year Ended December 31,
			2003	2004
Statutory rates	35%	34%	34%	35%

Federal income tax at statutory rates	$381,235	$(1,543,556)	$1,474,906	$3,962,150
Change in valuation allowance	(701,441)	—	(225,840)	19,314
State income taxes, net of federal benefit	37,745	34,982	207,528	291,849
Stock option expense	—	448,704	—	—
Put warrant obligation	—	1,213,541	214,459	—
Other	28,001	25,937	20,751	(37,950)

Provision (benefit) for income taxes	$(254,460)	$179,608	$1,691,804	$4,235,363

Effective income tax rate	(23)%	4%	39%	37%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$2,158,000	$2,103,000
Noncompete agreement	73,000	40,000
Accounts receivable	19,000	461,000
Property and equipment	101,000	—
Accrued items and prepaids	182,000	13,000
Nonqualified stock options	88,000	—
Other	18,000	40,000

	2,639,000	2,657,000
Deferred tax liabilities:
Cash to accrual adjustment for acquired entity	107,000	56,000
Property and equipment	—	48,000
Goodwill and intangibles	89,000	1,170,000

	196,000	1,274,000

Net deferred tax assets	2,443,000	1,383,000
Less valuation allowance	(283,000)	(302,000)

Net deferred taxes	$2,160,000	$1,081,000

Current deferred tax assets	$617,000	$475,000
Noncurrent deferred tax assets, net of $283,000 and $302,000 valuation allowance for 2003 and 2004, respectively	1,543,000	606,000

	$2,160,000	$1,081,000

During the year ended December 31, 2004, $1.2 million of federal net operating losses and $771,884 of state net operating losses were utilized.

At December 31, 2004, the Company has future tax benefits of $1.8 million related to $5.1 million of available federal net operating loss carryforwards which expire in years 2012 through 2021 and $5.4 million of state net operating loss carryforwards which expire in 2006 through 2020. Approximately $5.1 million of the federal net operating loss carryforwards result from the Camelot acquisition. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code), the company’s ability to utilize its net operating losses is restricted. The Company is unable to utilize net operating losses of approximately $180,500 that expire in 2013 due to this restriction. The Company believes that it is more likely than not that it will not be able to utilize the remaining net operating losses of approximately $122,000 before they expire.

The net change in the total valuation allowance for the year ending December 31, 2004 was an increase of approximately $19,000. The valuation allowance includes $239,000 of state net operating loss carryforwards and $63,000 of federal net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

During 2004, the Company recognized certain tax benefits related to stock option plans in the amount of $497,000. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital. Also during 2004, the Company recognized certain tax benefits related to expenses related to its initial public offering in the amount of $485,000. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital.

12.    Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In addition, the Company has employment agreements with certain executive officers of the Company that provide for severance payments to these executive officers in the event the employment agreement is terminated prior to expiration of the employment agreement. In the opinion of management, the ultimate disposition of the legal matters and the exercise of rights to receive severance payments under the employment agreements upon termination will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

13.    Transactions with Related Parties

In June 1999, the Company was issued a promissory note by a not-for-profit affiliate in the amount of $461,342. The note bears interest at a rate of 9% per annum and was due in June 2004. On February 20, 2003, a new promissory note in the same amount was issued by the not-for-profit affiliate which extends the due date for repayment of principal and unpaid accrued interest to February 2008. Interest income of $41,520, $20,760, $24,520 and $20,388 was recorded for the year ended June 30, 2002, the six-month period ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively. The balance of the note at December 31, 2003 and 2004 was $407,341 and is reflected in the accompanying consolidated balance sheets as “Note receivable from not-for-profit affiliate”.

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the chairman of the board of Qualifacts Systems, Inc. Qualifacts is a specialized health care information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and continues for five years. This agreement may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. Qualifacts provided the Company services and the Company incurred expenses in the amount of $162,000, $179,000, $334,000 and $77,000 for the fiscal year ended June 30, 2002, the six months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively.

Upon the Company’s acquisition of Camelot and Cypress, Mr. McCusker, one of the Company’s directors and the Company’s chief executive officer, became an executive officer of Camelot Community Care, Inc. and Intervention Services, Inc., the not-for-profit, tax exempt organizations whose operations were managed by Camelot and Cypress respectively, at the time the Company acquired them (and are now managed by the Company), until he resigned from such positions in July 2003. The Company provided management services to Camelot Community Care, Inc. pursuant to the Company’s management agreement for consideration in the amount of $888,000, $951,000, $3.0 million and $5.6 million for the fiscal year ended June 30, 2002, the six months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively. The Company provided management services to Intervention Services, Inc. pursuant to the Company’s management agreement in the amount of $1.7 million and $1.5 million for the years ended December 31, 2003 and 2004, respectively.

In connection with the acquisition of Pottsville and the establishment of a management agreement with ReDCo, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of the entity in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. At December 31, 2004, the balance of the note was $875,000 and is reflected in the accompanying consolidated balance sheet as “Note receivable”.

Beginning in 2004, the Company began chartering a plane from Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker, the Company’s chief executive officer. The Company pays market rates for similar chartered planes and for 2004, the Company paid $12,811 to Las Montanas Aviation, LLC for use of the plane for business travel purposes.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a) Previous Independent Auditor:

(i) On October 18, 2004, The Providence Service Corporation (the “Company”) received a notification letter from its Independent Auditor, Ernst & Young LLP (“EY”) stating that EY intended to resign as the Company’s independent auditor effective after the completion of its review of the Company’s financial statements for the quarter ended September 30, 2004. EY’s resignation became effective on November 9, 2004 after the Company filed its Form 10-Q for the quarter ended September 30, 2004.

(ii) The resignation of EY was approved by the Company’s audit committee on November 4, 2004.

(iii) During its tenure, EY issued a report on the Company’s financial statements as of December 31, 2003 and 2002, for the fiscal year ending December 31, 2003, for the six-month period ended December 31, 2002 and for each of the two fiscal years in the period ended June 30, 2002. The report of EY on the foregoing financial statements did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to any uncertainty, audit scope or accounting principles.

(iv) During the fiscal year ended December 31, 2003 and the period from January 1, 2004 to November 9, 2004, and during the six-month period ended December 31, 2002 and the two fiscal years ended June 30, 2002, there was no disagreement between the Company and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which disagreement(s), if not resolved to the satisfaction of EY would have caused them to make reference to the subject matter of the disagreement in connection with their report.

(v) During the fiscal year ended December 31, 2003 and the period from January 1, 2004 to November 9, 2004, and during the six-month period ended December 31, 2002 and the two fiscal years ended June 30, 2002, there have been no reportable events with EY as set forth in Item 304(a)(1)(v) of Regulation S-K.

(vi) The Company requested that EY furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter to the Securities and Exchange Commission (“SEC”), dated November 9, 2004, is on file with the SEC as Exhibit 16.2 of the Company’s Current Report on Form 8-K/A filed on the same day.

(b) New Independent Auditor

(i) On October 21, 2004, the audit committee of the board of directors of The Providence Service Corporation (the “Company”) appointed McGladrey & Pullen, LLP (“M&P”) as the Company’s new Independent Auditor, subject to the completion of M&P’s client acceptance procedures, to provide financial audit services. On November 3, 2004, M&P completed its client acceptance procedures and accepted the Company as a client. On November 4, 2004, the Company formally engaged M&P as the Company’s new Independent Auditor with the execution of an engagement letter. M&P has not audited the Company’s financial statements in the two most recent fiscal years or any interim period. During the two most recent fiscal years and the subsequent interim period through November 4, 2004, the Company did not consult with M&P regarding any accounting, auditing or financial reporting matters, including, but not limited to (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). In the course of its discussions concerning the appointment, the Company did provide and discuss with M&P the information in the Company’s Current Report on Form 8-K with respect to the resignation of the Company’s former independent auditor which was filed with the SEC on October 22, 2004.

(ii) The Company requested M&P to review its Current Report on Form 8-K filed with the SEC on October 22, 2004 and provided M&P with the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company’s expression of its views, or the respects in which it does not agree with the statements made by the Company in its Current Report on Form 8-K. M&P advised the Company that it has reviewed the Current Report on Form 8-K and had no basis on which to submit a letter addressed to the SEC in response to Item 304 of Regulation S-K.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (December 31, 2004). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2004 covered by this report.

(c) Management’s report on internal control over financial reporting

Management’s report on internal control over financial reporting is presented in Part II, Item 8, of this report and is hereby incorporated by reference.

Item 9B.    Other Information

None.

PART III

This Part III incorporates certain information from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, which for purposes of this report we refer to as our 2005 Proxy Statement, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report on Form 10-K. Notwithstanding such incorporation, the Audit Committee Report, Compensation Committee Report and the graph showing performance of our stock and other information in the 2005 Proxy Statement that is not required to be included in this Part III shall not be deemed to be incorporated by reference into or filed as part of this report.

Item 10.    Directors and Executive Officers of the Registrant

Information required by this Item relating to our executive officers is set forth in Part I, Item 4A, of this report under the caption “Executive Officers of the Registrant” and is hereby incorporated by reference. All other information required by this Item is incorporated by reference from our 2005 Proxy Statement.

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

Item 11.    Executive Compensation

Information required by this Item is incorporated by reference from our 2005 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is incorporated by reference from our 2005 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference from our 2005 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

Information required by this Item is incorporated by reference from our 2005 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2004 and 2003;

•	Consolidated Statements of Operations for the fiscal years ended December 31, 2004 and 2003, six months ended December 31, 2002 and 2001 and the fiscal year ended June 30, 2002;

•	Consolidated Statements of Changes in Preferred Stock and Stockholders’ (Deficit) Equity at December 31, 2004, 2003, 2002 and June 30, 2002 and 2001; and

•	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2004 and 2003, six months ended December 31, 2002 and 2001 and the fiscal year ended June 30, 2002.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2004:
Allowance for doubtful accounts	$68,658	$318,589	$—	$166,686	(1)	$220,561
Valuation allowance	282,831	19,314	—	—		302,145

Total	$351,489	$337,903	$—	$166,686		$522,706

Year Ended December 31, 2003:
Allowance for doubtful accounts	$79,978	$48,116	$—	$59,436	(1)	$68,658
Valuation allowance	3,071,000	—	—	2,788,169		282,831

Total	$3,150,978	$48,116	$—	$2,847,605		$351,489

Six Months Ended December 31, 2002:
Allowance for doubtful accounts	$142,399	$(10,518)	$—	$51,903	(1)	$79,978
Valuation allowance	4,696,000	—	—	1,625,000		3,071,000

Total	$4,838,399	$(10,518)	$—	$1,676,903		$3,150,978

Year Ended June 30, 2002:
Allowance for doubtful accounts	$109,276	$130,379	$—	$97,256	(1)	$142,399
Valuation allowance	530,000	4,696,000	—	530,000		4,696,000

Total	$639,276	$4,826,379	$—	$627,256		$4,838,399

Notes:

(1)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number		Description

2.1	(1)	Stock Exchange Agreement and Plan of Reorganization by and Among The Providence Service Corporation, Parents and Children Together, Inc., Regina Murphy-Darling, Pamela Clark-Raines and Fletcher McCusker dated as of February 5, 1997. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2	(1)	Amendment to the Stock Exchange Agreement and Plan of Reorganization, dated as of February 5, 1997, by and Among The Providence Service Corporation, Parents and Children Together, Inc., Regina Murphy-Darling, Pamela Clark-Raines and Fletcher McCusker dated as of November 25, 1997.

2.3	(1)	Stock Purchase Agreement by and between The Providence Service Corporation, Family Preservation Services, Inc. and Richard P. Little, Parker Nielsen and Karen Percy dated as of November 26, 1997. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4	(1)	Settlement Agreement among The Providence Service Corporation, Richard P. Little, Parker Nielsen, Robert Nielsen and Karen Percy dated as of March 25, 1999.

2.5	(1)	Agreement and Plan of Merger by and among The Providence Service Corporation, Camelot Acquisition Corporation, Camelot Care Corporation, Inc., Steven I. Geringer, as Shareholders’ Representative, dated as of December 11, 2001, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6	(1)	Stock Purchase Agreement by and among The Providence Service Corporation, Ira Ehrlich and Cypress Management Services, Inc., dated as of January 3, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.7	(6)	Purchase Agreement dated as of July 21, 2004 by and between The Providence Service Corporation and Aspen Education Group, Inc., Aspen Youth, Inc., Choices Group, Inc., Aspen MSO, LLC (d/b/a Aspen Community Services) and College Community Services. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1	(1)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation.

3.2	(1)	Amended and Restated Bylaws of The Providence Service Corporation.

10.1	(3)	Loan and Security Agreement by and among The Providence Service Corporation and Healthcare Business Credit Corporation dated as of January 9, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.2	(3)	Amended and Restated Loan and Security Agreement by and among The Providence Service Corporation and Healthcare Business Credit Corporation dated as of September 30, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

+10.3	(1)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.4	(5)	2003 Stock Option Plan, as amended.

+10.5	(1)	Employment Agreement by and between The Providence Service Corporation and Fletcher McCusker dated as of March 31, 2003.

+10.6	(1)	Employment Agreement by and between The Providence Service Corporation and William Boyd Dover, dated as of March 31, 2003.

+10.7	(1)	Employment Agreement by and between The Providence Service Corporation and Michael N. Deitch, dated as of March 31, 2003.

+10.8	(1)	Employment Agreement by and between The Providence Service Corporation and Craig A. Norris, dated as of March 31, 2003.

+10.9	(1)	Employment Agreement by and between The Providence Service Corporation and Martin James Favis, dated as of March 31, 2003.

+10.10	(1)	Employment Agreement by and between The Providence Service Corporation and Mary J. Shea, dated as of March 31, 2003.

10.11	(2)	Second Amended and Restated Registration Rights Agreement by and among The Providence Service Corporation, Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Petra Mezzanine Fund, L.P., Harbinger Mezzanine Partners, L.P., Geringer Family Trust u/a June 26, 1996, Lynn C. Chalache, Jane B. Terrell and Jill MacAlister, dated as of July 30, 2003.

10.12	(2)	Fee for Service and Risk-Based Subcontract Agreement Children Services Contract A0108 by and between Community Partnership of Southern Arizona and The Providence Service Corporation, dated as of August 22, 2001.

10.13	(4)	Fee for service and Risk-Based Subcontract Agreement Children Services Contract A0308 by and between Community Partnership of Southern Arizona and The Providence Service Corporation, effective as of July 1, 2003.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP.

23.2		Consent of McGladrey & Pullen, LLP.

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(2)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 333-106286) filed with the Securities and Exchange Commission on July 31, 2003.
(3)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 12, 2003.
(4)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-113264) filed with the Securities Exchange Commission on March 4, 2004.
(5)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 5, 2004.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer

Dated: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLETCHER JAY McCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ MARK L. FIRST Mark L. First	Director	March 15, 2005

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	March 15, 2005

/s/ HUNTER HURST, III Hunter Hurst, III	Director	March 15, 2005

/s/ KRISTI L. MEINTS Kristi L. Meints	Director	March 15, 2005

/s/ RICHARD SINGLETON Richard Singleton	Director	March 15, 2005