Form 10-Q
period 2005-03-31
PROVIDENCE SERVICE CORP
filed 2005-05-04
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of May 2, 2005, there were outstanding 9,442,269 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2004	March 31, 2005
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,657,483	$13,478,884
Accounts receivable, net of allowance of $221,000 and $156,000	18,822,881	20,549,481
Management fee receivable	5,023,405	5,054,787
Prepaid expenses and other	3,533,311	3,519,171
Deferred tax asset	474,760	474,760

Total current assets	38,511,840	43,077,083
Property and equipment, net	2,315,911	2,289,945
Notes receivable	1,282,341	1,282,341
Goodwill	24,717,145	24,789,289
Intangible assets, net	7,510,808	7,376,937
Deferred tax asset	606,694	606,694
Other assets	975,917	836,935

Total assets	$75,920,656	$80,259,224

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,243,444	$1,871,617
Accrued expenses	7,995,425	8,739,686
Deferred revenue	948,434	548,740
Current portion of capital lease obligations	102,507	95,686
Current portion of long-term obligations	300,000	400,000

Total current liabilities	10,589,810	11,655,729
Capital lease obligations, less current portion	32,882	15,459
Long-term obligations, less current portion	700,000	600,000

Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 9,486,879 and 9,558,886 issued and outstanding (including treasury shares)	9,487	9,559
Additional paid-in capital	65,731,824	67,027,505
Accumulated (deficit) earnings	(844,601)	1,249,718

	64,896,710	68,286,782
Less 146,905 treasury shares, at cost	298,746	298,746

Total stockholders’ equity	64,597,964	67,988,036

Total liabilities and stockholders’ equity	$75,920,656	$80,259,224

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Operations

	Three months ended March 31,
	2004	2005
Revenues:
Home and community based services	$12,973,947	$26,175,502
Foster care services	3,258,900	3,358,547
Management fees	2,221,814	2,499,210

	18,454,661	32,033,259
Operating expenses:
Client service expense	13,749,970	24,175,298
General and administrative expense	2,563,194	3,959,277
Depreciation and amortization	228,162	370,535

Total operating expenses	16,541,326	28,505,110

Operating income	1,913,335	3,528,149

Other (income) expense:
Interest expense	118,555	85,551
Interest income	(41,900)	(47,933)

Income before income taxes	1,836,680	3,490,531
Provision for income taxes	734,672	1,396,212

Net income	1,102,008	2,094,319

Earnings per common share:
Basic	$0.13	$0.22

Diluted	$0.13	$0.22

Weighted-average number of common shares outstanding:
Basic	8,492,573	9,498,806
Diluted	8,785,917	9,659,489

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
	2004	2005
Operating activities
Net income	$1,102,008	$2,094,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,742	206,664
Amortization	77,420	163,871
Amortization of deferred financing costs and discount on investment	21,400	31,040
Stock compensation	43,158	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(1,785,165)	(1,726,600)
Management fee receivable	498,087	(31,382)
Prepaid expenses and other	(176,531)	122,082
Accounts payable	525,049	628,173
Accrued expenses	855,522	744,261
Deferred revenue	—	(399,694)

Net cash provided by operating activities	1,311,690	1,832,734
Investing activities
Purchase of property and equipment	(130,256)	(180,698)
Acquisition of businesses, net of cash acquired	(3,475,762)	(102,144)

Net cash used in investing activities	(3,606,018)	(282,842)
Financing activities
Net payments on revolving note	(93,661)	—
Payments of capital leases	(20,630)	(24,244)
Proceeds from common stock issued pursuant to stock option exercise, net	44,649	1,295,753
Public offering costs	(84,214)	—
Repayments of short-term debt	(1,400,000)	—
Repayments of long-term debt	(2,100,000)	—

Net cash provided by (used in) financing activities	(3,653,856)	1,271,509

Net change in cash	(5,948,184)	2,821,401
Cash at beginning of period	15,004,235	10,657,483

Cash at end of period	$9,056,051	$13,478,884

Supplemental cash flow information
Notes payable issued for acquisition of business	$1,000,000	$—

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in The Providence Service Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

2. Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under contracts ranging from capitation to fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in Arizona, California, Delaware, Florida, Illinois, Indiana, Maine, Massachusetts, Michigan, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the District of Columbia.

Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Restricted Cash

At December 31, 2004 and March 31, 2005, the Company had $961,000 of restricted cash of which $786,000 and $961,000 was included in prepaid expenses and other for December 31, 2004 and March 31, 2005 and $175,000 was included in noncurrent other assets for December 31, 2004 in the accompanying consolidated balance sheets. The restricted cash serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. At March 31, 2005, the cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in money market funds.

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company uses valuation techniques consistent with a market approach by deriving a multiple of the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) based on the market value of the Company’s common stock at year end and then applying this multiple to each reporting unit’s EBITDA for the year to determine the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluation of goodwill completed as of December 31, 2004 resulted in no impairment loss.

Intangible assets subject to amortization

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), the Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to certain management contracts and customer relationships acquired in 2004 based on the expected direct or indirect contribution to future cash flows over the useful life of the asset.

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

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method:

	Three months ended March 31,
	2004	2005
Net income as reported	$1,102,008	$2,094,319
Add—Employee stock-based compensation expense included in reported net income, net of federal income tax benefit	25,895	—
Less—Total employee stock-based compensation expense determined under fair value based method for all awards, net of federal income tax benefit	214,826	559,457

Adjusted net income	$913,077	$1,534,862

Earnings per share:
Basic—as reported	$0.13	$0.22

Basic—as adjusted	$0.11	$0.16

Diluted—as reported	$0.13	$0.22

Diluted—as adjusted	$0.10	$0.16

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, finalized SFAS 123R, “Share-Based Payment”, effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R is permitted, but not required. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued its final rule in Release No. 34-51558 regarding the compliance date for SFAS 123R related to public companies. The SEC has delayed the requirement for non-small business public companies to comply with the provisions of SFAS 123R until the first interim reporting period of the public company’s first fiscal year beginning on or after June 15, 2005. Accordingly, the Company plans to implement SFAS 123R beginning January 1, 2006 and is in the process of determining the affect this pronouncement will have the Company’s consolidated financial statements.

3. Goodwill

Changes in goodwill were as follows:

Balance at December 31, 2004	$24,717,145
Adjustment to costs of the Aspen Companies acquisition	72,144

Balance at March 31, 2005	$24,789,289

4. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2004	March 31, 2005
6% unsecured notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 through July 2007	$1,000,000	$1,000,000

	1,000,000	1,000,000
Less current portion	300,000	400,000

	$700,000	$600,000

On January 9, 2003, the Company entered into a loan and security agreement with Healthcare Business Credit Corporation, which provided for a $10.0 million revolving line of credit, a $10.0 million acquisition term loan, and a $1.0 million term loan. The amount the Company may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to the lender’s approval. Proceeds initially borrowed under the revolving line of credit portion of this credit facility were used to repay and terminate the previous revolving line of credit with a former lender. Until its amendment in September 2003, the Company’s credit facility was secured by substantially all of the Company’s assets as well as certain of its managed entities’ assets.

On September 30, 2003, following the Company’s repayment of the $1.0 million term loan portion of the credit facility, the Company’s loan and security agreement was amended with respect to the remaining $10.0 million revolving line of credit and the $10.0 million acquisition term loan to release the not-for-profit organizations managed by the Company as co-borrowers under the loan and security agreement and extend the maturity date of the acquisition term loan through December 1, 2006. In addition, these not-for-profit organizations established separate stand-alone credit facilities. While the Company does not guarantee any portion of these stand-alone credit facilities, it has agreed to subordinate its management fee receivable in the event of a default under these stand-alone credit facilities. The provisions of the amended loan and security agreement with respect to the revolving line of credit remained the same as set forth in the original loan and security agreement described above. The Company is required to maintain certain financial covenants under the credit facility.

At December 31, 2004 and March 31, 2005, the Company’s available credit under the revolving line of credit was $10.0 million. The Company is required to pay a per annum unused facility fee of 0.5% for any unborrowed amounts under the revolving line of credit and acquisition term loan.

5. Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2004 and March 31, 2005, there were 9,486,879 and 9,558,886 shares of the Company’s common stock outstanding (including 146,905 treasury shares) and no shares of preferred stock outstanding.

During the three months ended March 31, 2005, the Company granted 385,000 ten year options under its 2003 stock option plan to directors, executive officers and key employees to purchase the Company’s common stock at exercise prices equal the market value of the Company’s common stock on the date of grant. The option exercise prices range from $19.60 to $22.89 and the options vest in equal installments over time ranging from three to four years. During the three months ended March 31, 2005, the Company issued 27,230 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 stock option and incentive plan, and 44,777 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 stock option plan.

6. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2005
Numerator:
Net income	$1,102,008	$2,094,319

Denominator:
Denominator for basic earnings per share—weighted-average shares	8,492,573	9,498,806
Effect of dilutive securities:
Common stock options	293,344	160,683

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	8,785,917	9,659,489

Basic earnings per share	$0.13	$0.22

Diluted earnings per share	$0.13	$0.22

For the three months ended March 31, 2005, employee stock options to purchase 1,387 shares of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common shares for the period and, therefore, the effect of these options would be antidilutive.

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

The Company provides management services under long-term management agreements and has relationships with certain tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. While actions of certain tax authorities have challenged whether similar relationships by other organizations may violate the federal tax-exempt status of not-for-profit organizations, management is of the opinion that its relationships with these tax-exempt organizations do not violate their tax-exempt status and any unfavorable outcomes would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

9. Transactions with Related Parties

In June 1999, the Company was issued a promissory note by a not-for-profit affiliate in the amount of $461,342. The note bears interest at a rate of 9% per annum and was due in June 2004. On February 20, 2003, a new promissory note in the same amount was issued by the not-for-profit affiliate which extends the due date for repayment of principal and unpaid accrued interest to February 2008 and lowers the interest rate to 5% per annum. Interest income of $5,092 was recorded for the three months ended March 31, 2004 and 2005. The balance of the note at December 31, 2004 and March 31, 2005 was $407,341 and is reflected in the accompanying consolidated balance sheets as “Notes receivable”.

In connection with the acquisition of Pottsville Behavioral Counseling Group, Inc. and the establishment of a management agreement with The ReDCo Group (“ReDCo”), in May 2004, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of ReDCo in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. Interest income of $0 and $5,401 was recorded for the three months ended March 31, 2004 and 2005, respectively. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. At December 31, 2004 and March 31, 2005, the balance of the note was $875,000 and is reflected in the accompanying consolidated balance sheet as “Notes receivable”.

Beginning in 2004, the Company began using an airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker, the Company’s chief executive officer. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,095 per flight hour. For the three months ended March 31, 2005, the Company reimbursed Las Montanas Aviation, LLC $11,936 for use of the airplane for business travel purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of March 31, 2005, we provided services directly and through the entities we manage to over 31,000 clients from 160 locations in 21 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and provider managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

Prior to our initial public offering in 2003, we were largely funded by venture capital and mezzanine debt. We used proceeds from our initial public offering to pay off our then existing long-term debt. Our working capital requirements are now primarily funded by cash from operations. In addition, we have a $10.0 million revolving line of credit and a $10.0 million acquisition term loan with Healthcare Business Credit Corporation or HBCC. Proceeds from our credit facilities with HBCC provide funding for general corporate purposes and potential acquisitions.

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

Fee-for-service contracts. Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 73.4% and 64.1% of our revenue for the three months ended March 31, 2004 and 2005.

Cost based service contracts. Revenues from our cost based service contracts are generally recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 0.0% and 17.7% of our revenue for the three months ended March 31, 2004 and 2005.

Case rate contract. Prior to July 1, 2004, we provided services under one contract pursuant to which we received a predetermined amount per month for a specified number of eligible beneficiaries. Under this contract, referred to as a case rate contract, we received the established amount regardless of the level of services provided to the beneficiaries during the month and thus recognized this contractual rate as revenue on a monthly basis. To the extent we provided services that exceeded the contracted revenue amounts, we requested the payer to reimburse us for these additional costs. Historically, the payer had reimbursed us for all such excess costs although it had no ongoing contractual obligation to do so under the case rate contract. Consequently, we did not recognize the excess cost amounts as additional revenue until the payer actually reimbursed us for such amounts or entered into an agreement contractually committing the payer to pay us and collection of such amount was determined to be probable.

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

We are required to regularly submit service encounters to the payer electronically. On an on-going basis and at the end of the payer’s June 30 fiscal year, the payer is obligated to monitor the level of service encounters. If at any time the encounter data is not sufficient to support the year-to-date payments made to us, the payer has the right to prospectively reduce or suspend payments to us.

We recognize revenue from this contract equal to the lesser of a specified encounter value, which represents the actual level of services rendered, or the contract amount. For the nine months ended March 31, 2005, revenues under the annual block purchase contract totaled $9.5 million. The payer has not reduced or suspended payments to us. We believe that our encounter data is sufficient to have earned all amounts paid to us under the amended contract.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract. Our revenues under the previous case rate contract and for the three months ended March 31, 2004 represented 14.6% of our total revenues. Our revenues under the annual block contract and for the three months ended March 31, 2005, represented 10.4% of our total revenues.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 11.0% and 7.8% of our revenue for the three months ended March 31, 2004 and 2005.

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

Consulting agreements. From time to time we may enter into consulting agreements with other entities that provide government sponsored social services. Under the agreements, we evaluate and make recommendations with respect to their management, administrative and operational services. We may continue to enter into consulting agreements on a small scale in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Fees earned pursuant to our consulting agreements represented approximately 1% of our revenue for the three months ended March 31, 2004. No such fees were earned for the three months ended March 31, 2005.

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

Our write-off experience for the three months ended March 31, 2004 and 2005 was less than 1% of revenue.

Accounting for business combinations, goodwill and other intangible assets

We analyze the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying value, including goodwill. We use valuation techniques consistent with a market approach by deriving a multiple of our EBITDA (earnings before interest, taxes, depreciation and amortization) based on the market value of our common stock at year end and then applying this multiple to each reporting unit’s EBITDA for the year to determine the fair value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss is measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value. Our evaluation of goodwill completed as of December 31, 2004 resulted in no impairment losses.

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with SFAS No. 141. In connection with our acquisitions, we allocated a portion of the purchase consideration to certain management contracts and customer relationships based on the expected direct or indirect contribution to future cash flows over the useful life of the assets.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended March 31,
	2004	2005
Revenues:
Home and community based services	70.3%	81.7%
Foster care services	17.7	10.5
Management fees	12.0	7.8

Total revenues	100.0	100.0

Operating expenses:
Client service expense	74.5	75.5
General and administrative expense	13.9	12.4
Depreciation and amortization	1.2	1.1

Total operating expenses	89.6	89.0

Operating income	10.4	11.0

Non-operating expense:
Interest expense, net	0.4	0.1

Income before income taxes	10.0	10.9
Provision for income taxes	4.0	4.4

Net income	6.0%	6.5%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues

	Three months ended March 31,		Percent change
	2004	2005
Home and community based services	$12,973,947	$26,175,502	101.8%
Foster care services	3,258,900	3,358,547	3.1%
Management fee	2,221,814	2,499,210	12.5%

Total revenue	$18,454,661	$32,033,259	73.6%

Home and community based services. The acquisition of Pottsville Behavioral Counseling Group, Inc., or Pottsville, in May 2004 provided $540,000 in home and community based services revenue for the three months ended March 31, 2005. We added 257 clients as a result of this acquisition and entered into the Pennsylvania market. The acquisition of the Aspen Companies, in July 2004, contributed $5.7 million in home and community based services for the three months ended March 31, 2005. We added approximately 5,000 clients as a result of this acquisition and entered into the California and Nevada markets. In addition, start up services in the District of Columbia which began in June 2004 yielded additional home and community based services revenue of approximately $840,000 for the three months ended March 31, 2005. Excluding the acquisition of Pottsville and the Aspen Companies and start up services in the District of Columbia, our home and community based services provided additional revenue of approximately $6.1 million for three months ended March 31, 2005, as compared to the same prior year period due to client volume increases in new and existing locations. We experienced a net increase of approximately 1,600 new home and community based clients during the three months ended March 31, 2005 as compared to the same period in 2004, with increases at our existing locations and as a result of the new locations that we opened in Indiana, North Carolina, Tennessee and Virginia.

Foster care services. Foster care services revenue remained relatively constant with only a moderate increase of approximately $100,000 for the three months ended March 31, 2005 as compared to the same period one year ago. In our Tennessee and Nebraska markets, we have experienced a decrease in the number of clients placed in foster homes due to systemic changes at the state level and lower inventory of licensed foster homes. In Tennessee certain systemic changes at the state level have led to a shorter length of stay per client and a lower number of clients eligible to receive care which resulted in a decrease in foster care services revenue of approximately $302,000 for the three months ended March 31, 2005 as compared to the same prior year period. In Nebraska the inventory of licensed foster homes has declined leading to a decrease in the number of clients placed in foster homes and a decrease in foster care services revenue of approximately $79,000 for the three months ended March 31, 2005 as compared to the same period one year ago. We are exploring opportunities to permanently place foster care clients through adoption programs in Tennessee that we expect will mitigate the decline in foster care clients and the decrease in foster care services revenue. In addition, we are increasing our efforts to license additional homes in Nebraska to increase our foster care service offering. In Delaware, where we are expanding our foster care service offering, our foster care services revenue increased approximately $156,000 for the three months ended March 31, 2005 and partially offset decreases in foster care services revenue in Tennessee and Nebraska. In our traditional home and community based markets such as Arizona, Florida and Virginia, our cross-selling efforts yielded an additional $325,000 of foster care services revenue from period to period. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on continuous expansion of our foster care services.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $35.9 million for the three months ended March 31, 2005 as compared to $20.3 million for the same prior year period. Management fee revenue as a percentage of managed entity revenue decreased to 7.0% for the three months ended March 31, 2005 compared to 10.9% for the same period one year ago primarily due to the effect of a predetermined monthly fee we charged The ReDCo Group, or ReDCo, a managed entity, and comparatively lower management fee percentages related to the management agreements with Care Development of Maine, or CDOM and FCP, Inc., or FCP, that we acquired in June 2004. The combined effects of business growth and the acquisition of the management agreements with CDOM, FCP and ReDCo yielded approximately $277,000 in additional management fee revenue for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in management fee revenue for the three months ended March 31, 2005 as compared to the same prior year period was partially offset by a decrease in management fee revenue of approximately $187,000 from our management agreement with Rio Grande Behavioral Health Services, Inc., or Rio Grande, described below.

On June 30, 2004, Rio Grande, received a notice canceling one of its provider HMO network contracts effective July 31, 2004. Subsequently, Rio Grande commenced negotiations for a new contract. Rio Grande and the payer have agreed to continue their relationship under new terms. In connection with this agreement, we amended the management agreement between us and Rio Grande to change the management fee charged to Rio Grande for management services from a per member per month based fee to a fixed fee per month. The fixed fee was comparable to the previous per member per month based fee and remained at this predetermined level until January 1, 2005, at which time the fixed fee was reduced. The new fixed fee will decrease our management fee revenue from this management services agreement by approximately $400,000 for the first half of 2005 when compared to the six months ending December 31, 2004.

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

Operating expenses

Client service expense. Client service expense includes the following for the three months ended March 31, 2004 and 2005:

	Three months ended March 31,		Percent change
	2004	2005
Payroll and related costs	$9,866,772	$18,170,919	84.2%
Purchased services	2,431,668	3,291,532	35.4%
Other operating expenses	1,432,749	2,712,847	89.3%
Stock based compensation	18,781	—	-100.0%

Total client service expense	$13,749,970	$24,175,298	75.8%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for the three months ended March 31, 2005, as compared to the same prior year period, as we added 382 new direct care providers, administrative staff and other employees. In addition, we added 347 new employees in connection with the acquisition of Pottsville and the Aspen Companies which resulted in an increase in payroll and related costs of approximately $4.0 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related expense increased from 53.5% for the three months ended March 31, 2004 to 56.7% for the three months ended March 31, 2005 primarily due to our efforts to increase the number of employees to service our growth.

Purchased services. Increases in the number of referrals requiring pharmacy and support services partially offset by a decrease in foster parent payments and the number of referrals requiring out-of-home placement accounted for the increase in purchased services for the three months ended March 31, 2005 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block contract. Despite the increase in purchased services for the three months ended March 31, 2005, as a percentage of revenue, purchased services decreased from 13.2% for the three months ended March 31, 2004 to 10.3% for the three months ended March 31, 2005. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for the three months ended March 31, 2005.

Other operating expenses. As a result of our organic growth during 2004 and the three months ended March 31, 2005, we added new locations in Indiana, North Carolina, Tennessee and Virginia that contributed to an increase in other operating expenses for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. The acquisition of Pottsville and the Aspen

Companies added approximately $773,000 to other operating expenses for the three months ended March 31, 2005. As a percentage of revenue other operating expenses increased from 7.8% to 8.5% from period to period primarily due to the relatively higher operating costs incurred in our new markets in California and Pennsylvania.

Stock based compensation. Stock based compensation of approximately $19,000 for the three months ended March 31, 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options. All such costs were fully amortized by December 31, 2004. Stock options granted to employees under our 2003 stock option plan were granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Three months ended March 31,		Percent change
2004	2005
$2,563,194	$3,959,277	54.5%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees as well as increased accounting fees and professional fees related to increased services provided for SEC filings and regulatory compliance accounted for an increase of $822,000 of corporate administrative expenses from period to period. In addition, as a result of our growth during the three months ended March 31, 2005, rent and facilities management increased $574,000 in part due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased to 12.4% for the three months ended March 31, 2005 from 13.9% for the three months ended March 31, 2004. Increases in revenue from both organic growth and acquisitions outpaced the growth in general and administrative expense for the three months ended March 31, 2005.

Depreciation and amortization.

Three months ended March 31,		Percent change
2004	2005
$228,162	$370,535	62.4%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of $86,000 related to the acquisition of Pottsville and the Aspen Companies. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with Rio Grande, CDOM, FCP and ReDCo and increased depreciation expense due to the addition of software and computer equipment during the three months ended March 31, 2005. As a percentage of revenues, depreciation and amortization decreased from 1.2% for the months ended March 31, 2004 to 1.1% for the three months ended March 31, 2005 primarily due to a higher revenue growth rate.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Liquidity and capital resources

Our balance of cash and cash equivalents was $13.5 million at March 31, 2005, up from $10.7 million at December 31, 2004, primarily due to cash provided by operating activities and proceeds from issuance of stock related to the exercise of outstanding stock options during the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, our debt was $1.1 million (including two notes issued in connection with the acquisition of Dockside Services, Inc., or Dockside, in January 2004, in the aggregate amount of $1.0 million and our capital lease obligation of $111,145 and $135,389, respectively).

Cash flows

Operating activities. Net cash from operations of $1.8 million for the three months ended March 31, 2005, were provided primarily from net income of $2.1 million and the add back of non-cash depreciation and amortization expense of approximately $371,000. Working capital increased for the three months ended March 31, 2005 with nearly $1.7 million of cash used to finance our accounts receivable growth partially offset by approximately $1.4 million increase in accrued expenses and accounts payable due to increased amounts due for purchased services expense, income tax liability, accrued payroll, accrued foster parent payments and audit fees. Revenue which was deferred in prior periods was earned during the three months ended March 31, 2005 related to our operations in Arizona and California and resulted in a decrease in deferred revenue of approximately $400,000.

Investing activities. Net cash used in investing activities totaled approximately $283,000 for the three months ended March 31, 2005, and included additional acquisition costs of approximately $72,000 related to the Aspen Companies and $30,000 to acquire a management agreement with Triad Family Services, a California not-for-profit corporation. We spent approximately $181,000 for property and equipment.

Financing activities. For the three months ended March 31, 2005, we generated cash of approximately $1.3 million in financing activities. We issued common stock related to the exercise of outstanding stock options which provided proceeds of $1.3 million and repaid amounts due under our capital lease agreements of approximately $24,000.

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

Until its amendment in September 2003, our credit facility with HBCC was secured by substantially all of our assets as well as certain of our managed entities’ assets. Prior to such amendment, the facility provided for a $1.0 million term loan which we paid in full in August 2003, and for the acquisition term loan to mature on January 1, 2006. On September 30, 2003, our loan and security agreement with HBCC was amended to remove, as co-borrowers under the agreement, certain of the not-for-profit organizations whose operations we manage and to release their assets from those pledged as collateral under the agreement. The amendment also extended the maturity date of our acquisition term loan through December 1, 2006. The December 31, 2006 expiration date for the revolving line of credit, as well as the other provisions of our amended loan agreement remained the same as those set forth in our original January 2003 loan and security agreement. Concurrent with the amendment of our agreement, HBCC established stand-alone credit facilities on behalf of each of the managed entities that were removed from our facility, and, while we do not guarantee any portion of their stand-alone facilities, we have agreed in connection with the amendment of our loan and security agreement to subordinate our management fee receivable to the claims of HBCC in the event one of these managed entities defaults under its credit facility.

At March 31, 2005, we had no borrowings under the revolving line of credit and no borrowings under the acquisition term loan, available credit of $10.0 million on our revolving line of credit, and we were in compliance with all covenants.

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

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide the management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. Management fees generated under our management agreements represented 11.0% and 7.8% of our revenue for the three months ended March 31, 2004 and 2005. Fees generated under short term consulting agreements entered into in December 2003 and during 2004 represented approximately 1% of our revenue for the three months ended March 31, 2004. No such fees were generated for the three months ended March 31, 2005. (See “—Critical accounting policies and estimates—Revenue recognition”). In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Our management fee receivable is comprised of management fees we earn pursuant to our management agreements with certain not-for-profit social services organizations. Management fee receivable at December 31, 2004 and March 31, 2005 were $5.0 million and $5.1 million, and management fee revenues were recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we, at times, may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fees receivable balances as of March 31, June 30, September 30 and December 31, 2004 and March 31, 2005:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
March 31, 2004	$579,269	$568,310	$498,683	$1,030,772	$422,707
June 30, 2004	$710,762	$672,588	$585,792	$934,751	$268,689
September 30, 2004	$935,749	$916,579	$860,450	$1,402,976	$593,278
December 31, 2004	$886,440	$866,315	$949,436	$1,945,326	$375,888
March 31, 2005	$843,523	$848,517	$807,170	$2,210,418	$345,159

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

At March 31, 2005, none of our management fees receivable were older than 365 days, and our days sales outstanding for our managed entities had decreased from 181 days at December 31, 2004 to 177 days at March 31, 2005.

In addition, Camelot Community Care, Inc., which represented $2.4 million, or 48.3%, of our total management fee receivable at March 31, 2005, and Intervention Services Inc., referred to as ISI, which represented approximately $734,000 million, or 14.5%, of our total management fee receivable at March 31, 2005, each obtained its own stand-alone line of credit from HBCC in September 2003. The loan agreements between HBCC and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of March 31, 2005, they were not in default under their credit facilities with HBCC and Camelot Community Care, Inc. had availability of $815,000 under its line of credit as well as $2.9 million in cash and cash equivalents and ISI had availability of $24,000 under its line of credit as well as $298,000 in cash and cash equivalents.

The remaining $1.9 million balance of our total management fees receivable at March 31, 2005, was due from Rio Grande, ReDCo, CDOM, FCP and Family Preservation Services of South Carolina.

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

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, finalized SFAS 123R, “Share-Based Payment”, effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R is permitted, but not required. On April 15, 2005, the SEC issued its final rule in Release No. 34-51558 regarding the compliance date for SFAS 123R related to public companies. The SEC has delayed the requirement for non-small business public companies to comply with the provisions of SFAS 123R until the first interim reporting period of the public company’s first fiscal year beginning on or after June 15, 2005. Accordingly, we plan to implement SFAS 123R beginning January 1, 2006 and we are in the process of determining the affect this pronouncement will have our consolidated financial statements.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our reliance on government-funded contracts (for instance, changes in budgetary priorities of the government entities that fund the services we provide could result in our loss of contracts or a decrease in amounts payable to us under our contracts); risks associated with government contracting in general, such as the short-term nature of our contracts and the fact that they can be terminated prior to expiration, without cause and without penalty to the payer, and are subject to audit and modification by the payers, in their sole discretion; risks associated with our cost based service contracts and annual block contract such as budgeted costs not incurred, cost per service may exceed allowable rate per contract and we may not encounter the projected number of clients necessary to earn the funds we receive to provide agreed upon social services; challenges resulting from growth or acquisitions; risks involved in managing government business, such as increased risks of litigation and other legal actions and liabilities; dependence on our licensed service provider status as our loss of such status in any jurisdiction could result in the termination of a number of our contracts; our reliance on a few providers for a significant amount of our revenues; legislative, regulatory or policy changes; adverse media exposure; opposition to privitization of government programs by government unions or others; the level and degree of our competition, both for attracting and retaining experienced personnel and in acquiring additional contracts; and legal, economic and other risks detailed in our other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate and market risk

Upon the consummation of our initial public offering, we repaid all of the principal and accrued interest outstanding under our loan and security agreements. As of March 31, 2005, we had no borrowings under our revolving line of credit and no borrowings under our acquisition term loan. In connection with our acquisition of Dockside, we issued two subordinated notes each in the amount of $500,000 to the sellers. The notes bear a fixed interest rate of 6%.

We believe our exposure to market risk related to the effect of changes in interest rates is immaterial at this time. We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 320 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $3.3 million, or 10.4% of our revenues for the three months ended March 31, 2005, pursuant to one contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other retroactive contractual adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (March 31, 2005). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2005 covered by this report.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
10.1	Summary Sheet Of Director Fees and Executive Officer Compensation

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

99.1	Earnings release issued by The Providence Service Corporation on May 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 4, 2005	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2005	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Summary Sheet Of Director Fees and Executive Officer Compensation

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

99.1	Earnings release issued by The Providence Service Corporation on May 4, 2005.