Form 10-Q
period 2005-06-30
PROVIDENCE SERVICE CORP
filed 2005-08-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, there were outstanding 9,575,891 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2004	June 30, 2005
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,657,483	$13,195,755
Accounts receivable, net of allowance of $221,000 and $693,000	18,822,881	19,842,091
Management fee receivable	5,023,405	5,322,149
Prepaid expenses and other	3,533,311	7,698,357
Current portion of notes receivable	—	875,000
Deferred tax asset	474,760	474,760

Total current assets	38,511,840	47,408,112
Property and equipment, net	2,315,911	2,320,414
Notes receivable, less current portion	1,282,341	407,341
Goodwill	24,717,145	32,308,556
Intangible assets, net	7,510,808	14,051,586
Deferred tax asset	606,694	606,694
Other assets	975,917	909,588

Total assets	$75,920,656	$98,012,291

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,243,444	$1,221,077
Accrued expenses	7,995,425	10,102,567
Deferred revenue	948,434	452,568
Reinsurance liability reserve	—	1,499,112
Current portion of capital lease obligations	102,507	78,810
Current portion of long-term obligations	300,000	2,400,000

Total current liabilities	10,589,810	15,754,134
Capital lease obligations, less current portion	32,882	4,228
Long-term obligations, less current portion	700,000	9,176,278
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 9,486,879 and 9,722,796 issued and outstanding (including treasury shares)	9,487	9,723
Additional paid-in capital	65,731,824	69,739,351
Accumulated (deficit) earnings	(844,601)	3,627,323

	64,896,710	73,376,397
Less 146,905 treasury shares, at cost	298,746	298,746

Total stockholders’ equity	64,597,964	73,077,651

Total liabilities and stockholders’ equity	$75,920,656	$98,012,291

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues:
Home and community based services	$14,738,653	$28,909,274	$27,712,600	$55,084,776
Foster care services	3,250,772	3,512,255	6,509,672	6,870,802
Management fees	2,689,522	2,798,149	4,911,336	5,297,359

	20,678,947	35,219,678	39,133,608	67,252,937
Operating expenses:
Client service expense	15,091,170	26,548,252	28,841,140	50,723,550
General and administrative expense	2,844,740	4,179,368	5,407,934	8,138,645
Depreciation and amortization	248,071	441,540	476,233	812,075

Total operating expenses	18,183,981	31,169,160	34,725,307	59,674,270

Operating income	2,494,966	4,050,518	4,408,301	7,578,667
Other (income) expense:
Interest expense	109,161	134,974	227,716	220,525
Interest income	(46,440)	(59,573)	(88,340)	(107,506)

Income before income taxes	2,432,245	3,975,117	4,268,925	7,465,648
Provision for income taxes	972,898	1,597,512	1,707,570	2,993,724

Net income	$1,459,347	$2,377,605	$2,561,355	$4,471,924

Earnings per common share:
Basic	$0.15	$0.25	$0.29	$0.47

Diluted	$0.15	$0.24	$0.28	$0.46

Weighted-average number of common shares outstanding:
Basic	9,430,894	9,614,679	8,961,734	9,556,742
Diluted	9,676,271	9,827,205	9,229,315	9,743,384

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
	2004	2005
Operating activities
Net income	$2,561,355	$4,471,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	316,392	425,745
Amortization	159,841	386,330
Amortization of deferred financing costs and discount on investment	43,399	62,079
Stock compensation	86,075	—
Tax benefit upon exercise of stock options	—	382,583
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(2,173,063)	(221,090)
Management fee receivable	425,246	(298,744)
Prepaid expenses and other	(823,287)	(3,367,130)
Reinsurance liability reserve	—	1,499,112
Accounts payable	453,914	(25,067)
Accrued expenses	(72,570)	1,909,321
Deferred revenue	—	(495,866)

Net cash provided by operating activities	977,302	4,729,197
Investing activities
Purchase of property and equipment	(441,987)	(392,604)
Purchase of intangibles	(1,606,444)	(1,835,358)
Acquisition of businesses, net of cash acquired	(5,451,011)	(10,221,143)
Advances to unconsolidated affiliate	(875,000)	—
Restricted cash for contract performance	(613,325)	(775,000)

Net cash used in investing activities	(8,987,767)	(13,224,105)
Financing activities
Net payments on revolving note	(58,548)	—
Payments of capital leases	(42,240)	(52,351)
Proceeds from common stock issued pursuant to stock option exercise	389,644	1,300,646
Proceeds from common stock offering, net	12,164,164	—
Proceeds from long-term debt	—	10,000,000
Debt financing costs	—	(15,115)
Repayments of short-term debt	(1,400,000)	(200,000)
Repayments of long-term debt	(2,100,000)	—

Net cash provided by financing activities	8,953,020	11,033,180

Net change in cash	942,555	2,538,272
Cash at beginning of period	15,004,235	10,657,483

Cash at end of period	$15,946,790	$13,195,755

Supplemental cash flow information
Notes payable issued for acquisition of business	$1,000,000	$776,000

Common stock issued for acquisition of business	—	$2,269,000

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. Investments in cash equivalents are carried at cost, which approximates fair value. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Restricted Cash

At December 31, 2004 and June 30, 2005, the Company had $961,000 and $1.7 million of restricted cash, respectively, of which $786,000 and $1.7 million was included in prepaid expenses and other for December 31, 2004 and June 30, 2005 and $175,000 was included in noncurrent other assets for December 31, 2004 in the accompanying consolidated balance sheets. Of the total amount of restricted cash at June 30, 2005 of $1.7 million, $961,000 serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. Furthermore, $775,000 serves as collateral for an irrevocable standby letter of credit that is restricted to secure any reinsured claims losses under the Company’s workers’ compensation reinsurance program in the event the Company becomes insolvent. At June 30, 2005, the cash was held in custody by the Bank of

Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in certificates of deposit and money market funds.

Accounts Receivable and Allowance for doubtful accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company evaluates the collectibility of its accounts receivable on a monthly basis. The Company determines the appropriate allowance for doubtful accounts based upon specific identification of individual accounts and review of aging trends. Any account receivable older than 365 days is automatically deemed uncollectible and written off or fully allowed for.

In circumstances where the Company is aware of a specific payer’s inability to meet its financial obligation to it, the Company records a specific addition to its allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect. If the financial condition of the Company’s payers were to deteriorate, further additions to the Company’s allowance for doubtful accounts may be required. In addition, in certain of the Company’s markets it also considers historical write-off experience and the likelihood that current receivables will ultimately be written off. Based on this analysis the Company maintains a general reserve for all receivables in certain of its markets by applying a percentage based on the age category of those receivables.

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

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to certain management contracts and customer relationships acquired in 2004 and during the six months ended June 30, 2005 based on the expected direct or indirect contribution to future cash flows over the useful life of the assets.

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

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income as reported	$1,459,347	$2,377,605	$2,561,355	$4,471,924
Add—Employee stock-based compensation expense included in reported net income, net of federal income tax benefit	25,751	—	51,646	—
Less—Employee stock-based compensation expense determined under fair value based method for all awards, net of federal income tax benefit	192,103	298,514	406,929	857,971

Adjusted net income	$1,292,995	$2,079,091	$2,206,072	$3,613,953

Earnings per share:
Basic—as reported	$0.15	$0.25	$0.29	$0.47

Basic—as adjusted	$0.14	$0.22	$0.25	$0.38

Diluted—as reported	$0.15	$0.24	$0.28	$0.46

Diluted—as adjusted	$0.13	$0.21	$0.24	$0.37

Loss Reserves for Certain Reinsurance and Self-Funded Insurance Programs

General and Professional Liability and Workers’ Compensation

Prior to April 12, 2005, the Company had general and professional liability coverage with a $500,000 self-insured retention for each claim through a third party insurer. In addition, prior to May 16, 2005 the Company had first dollar coverage for workers’ compensation costs with third party insurers. Effective May 16, 2005, the Company began reinsuring a substantial portion of its general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by the Company under reinsurance programs through its wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), incorporated under the laws of the State of Arizona. The Company established SPCIC in order to better manage the annual expenditures for general and professional liability and workers’ compensation insurance coverage. It is expected that the formation of SPCIC will enable the Company to provide for: (1) long-term stable insurance programs, (2) increased control over claims management and risk control administration and (3) reduced overall insurance costs associated with general and professional liability and workers’ compensation insurance coverage. The Company primarily utilizes SPCIC as a risk management and cost containment tool.

The Company’s general and professional liability and workers’ compensation reinsurance programs are fronted by two third party insurers for a predetermined amount; one for general and professional liability and one for workers’ compensation liability. These third party insurers also provide coverage to certain designated entities managed by the Company. SPCIC reinsures these two third party insurers for certain claims as described below.

SPCIC reinsures the third party insurer for general and professional liability exposures for the first dollar of each and every loss up to $250,000 per loss with no annual aggregate limit. The reinsurance premium for the first policy year ending April 12, 2006 of approximately $785,000 equals the reinsured portion of the actuarially determined expected losses for the same period. The third party insurer provides general and professional liability coverage for up to $750,000 per occurrence over the $250,000 reinsured limit with an annual aggregate limit of $3.0 million. Assuming the Company’s actual reinsured losses and the reinsured losses of certain designated entities it manages were to exceed the reinsured portion of the actuarially determined expected losses of approximately $785,000 in the first policy year ending April 12, 2006, the Company’s additional exposure would be recognized as an increase to the Company’s general and administrative expense in its consolidated statements of operations in the period such exposure became known.

Under the Company’s worker’s compensation reinsurance program, SPCIC reinsures a third party insurer for the first $250,000 per occurrence with no annual aggregate limit. The third party insurer provides workers’ compensation coverage up to statutory limits. The reinsurance premium for the first policy year ending May 15, 2006 of approximately $774,000 equals the reinsured portion of the actuarially determined expected losses for the same period. Assuming the Company’s actual reinsured losses and the reinsured losses of certain designated entities it manages were to exceed the reinsured portion of the actuarially determined expected losses of approximately $774,000 in the first policy year ending May 15, 2006, the Company’s additional exposure would be recognized as an increase to the Company’s payroll and related costs in its consolidated statements of operations in the period such exposure became known. The Company’s reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to general and administrative expense in its consolidated statements of operations.

The Company records a provision for losses incurred but not reported, based on the recommendations of an independent actuary and management’s judgment using its past experience and industry experience. The Company (through SPCIC) has restricted cash of $775,000 at June 30, 2005, which is restricted to secure the reinsured claims losses of SPCIC under the workers’ compensation reinsurance program in the event the Company becomes insolvent. The full extent of certain claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and management’s judgment using historical data, and industry and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the preliminary terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

The Company’s liability under its reinsurance programs is based on preliminary terms under binders with the third party insurers and any obligations over the Company’s reinsurance program limits are the responsibility of the Company. Approximately 28% of the total liability assumed by the Company under its reinsurance programs is related to the designated entities it manages that are covered under the Company’s reinsurance programs. It is possible that the Company, under the final terms of its reinsurance programs, will revise its estimates significantly. Any subsequent differences that may arise will be recorded in the period in which they are determined.

Health Insurance

Effective July 1, 2005, the Company began offering its employees and employees of certain entities it manages an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims to $8.0 million for the program year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. Beginning July 1, 2005, the Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally 1 – 2 months. The liability for the self-funded health plan is recorded in accrued payroll and related costs in the Company’s consolidated balance sheet. As of June 30, 2005 no amounts have been reserved in the Company’s consolidated balance sheet for its self-funded health insurance program.

The Company charges its employees and employees of certain entities it manages a portion of the costs of its self-funded and non self-funded health programs, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any difference between the Company’s projections and its actual experience is borne by the Company. The Company is estimating potential obligations for liabilities under this program to reserve what it believes to be a sufficient amount to cover liabilities based on an independent actuary and past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what the Company reserves could have a material adverse effect on its financial results.

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for certain reinsurance and self-funded insurance programs.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board finalized SFAS 123R, “Share-Based Payment”, effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R is permitted, but not required. On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued its final rule in Release No. 34-51558 regarding the compliance date for SFAS 123R related to public companies. The SEC has delayed the requirement for non-small business public companies to comply with the provisions of SFAS 123R until the first interim reporting period of the public company’s first fiscal year beginning on or after June 15, 2005. Accordingly, the Company plans to implement SFAS 123R beginning January 1, 2006 and is in the process of determining the effect this pronouncement will have on the Company’s consolidated financial statements.

3. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2004	June 30, 2005
Prepaid payroll	$1,498,028	$1,756,422
Prepaid insurance	585,312	1,668,156
Restricted cash	785,825	1,735,825
Reinsurance premium receivable	—	1,559,024
Other	664,146	978,930

Total prepaid expenses and other	$3,533,311	$7,698,357

4. Acquisitions

On June 13, 2005, the Company acquired all of the equity interest in Children’s Behavioral Health, Inc. (“CBH”), a Pennsylvania provider of home and school based social services for children, for a total purchase price of approximately $14.5 million, subject to certain working capital adjustments. The purchase price consisted of $10.0 million in cash, 117,371 shares of the Company’s unregistered common stock valued at $3.0 million, and an unsecured, subordinated promissory note in the principal amount of approximately $776,000 after deducting certain credits related to preliminary working capital adjustments of approximately $724,000. The number of shares of the Company’s unregistered common stock issued in connection with this transaction and the principal and accrued interest thereon related to the promissory note may be subsequently adjusted in accordance with the terms and conditions of the purchase agreement.

The acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of this acquisition has been allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values and may change when the final valuation of certain intangible assets and acquired working capital is determined.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$10,000,000
Note ($1.5 million less approximately $724,000 for certain working capital adjustments)	776,278
Common shares ($3.0 million discounted for lack of marketability)	2,269,368
Estimated costs of acquisition	385,249

$13,430,895

Allocated to:
Working capital	$833,628
Intangibles	5,078,000
Goodwill	7,519,267

$13,430,895

The unregistered shares of the Company’s common stock issued in connection with this transaction were valued at $3.0 million based on certain terms of the purchase agreement for purposes of determining the purchase price. As unregistered shares, they cannot be freely traded on the open market and as a result the value of these unregistered shares for purchase price allocation purposes has been discounted based upon a lack of marketability as determined by an independent third party business valuation firm.

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

Currently, the above goodwill is not expected to be tax deductible.

Changes in goodwill were as follows:

Balance at December 31, 2004	$24,717,145
Adjustment to costs of the Aspen Companies acquisition	72,144

Balance at March 31, 2005	$24,789,289
CBH acquisition	7,519,267

Balance at June 30, 2005	$32,308,556

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of CBH had occurred on January 1, 2004. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2004.

	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005
Revenue	$23,032,126	$37,172,692	$43,839,966	$71,591,379
Net income	$1,751,095	$2,599,677	$3,150,552	$4,979,601
Diluted earnings per share	$0.18	$0.26	$0.34	$0.50

In May 2005, the Company paid an additional $1.8 million pursuant to certain terms of a definitive agreement whereby the Company acquired all of the rights under an existing management agreement with Care Development of Maine (“CDOM”) in 2004. The additional cost of acquiring the management agreement with CDOM has been allocated to intangible assets as contract acquisition costs and is being amortized on a straight-line basis over the remaining life of the agreement.

5. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2004	June 30, 2005
6% unsecured notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 through July 2007	$1,000,000	$800,000
5% unsecured note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	—	776,278
$25,000,000 term note, LIBOR plus 4.0% with interest payable monthly with each installment of principal through June 2010	—	10,000,000

	1,000,000	11,576,278
Less current portion	300,000	2,400,000

	$700,000	$9,176,278

On June 28, 2005, the Company’s loan and security agreement was amended pursuant to a second amended and restated loan and security agreement (“Second Amended Loan Agreement”) with Healthcare Business Credit Corporation (“HBCC”). The Second Amended Loan Agreement provides for an increase in the amount the Company may borrow under the revolving line of credit from $10.0 million to $25.0 million and an increase in the amount it may borrow under the acquisition term loan from $10.0 million to $25.0 million subject to certain conditions. The amount the Company may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to HBCC’s approval and are payable in consecutive monthly installments as determined under the Second Amended Loan Agreement.

Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market (“LIBOR”), applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 4.0% in the case of the revolving line of credit and 4.5% in the case of the acquisition term loan subject to certain adjustments based upon the Company’s debt service coverage ratio. In addition, the Company is subject to a 0.5% fee per annum on the unused portion of the available funds as determined in accordance with certain provisions of the Second Amended Loan Agreement as well as certain other administrative fees.

The Second Amended Loan Agreement also extends the maturity date of the revolving line of credit and acquisition term loan to June 28, 2010.

The Company agreed with HBCC to subordinate its management fee receivable pursuant to management agreements established with certain of the Company’s managed entities, which have stand-alone credit facilities with HBCC, to the claims of HBCC in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to the Company are subordinated to the claims of HBCC in the event one of these managed entities defaults under its credit facility.

The remaining provisions of the Second Amended Loan Agreement remained substantially the same as those set forth in the first amended and restated loan and security agreement. The Company is required to maintain certain financial covenants under the Second Amended Loan Agreement.

At December 31, 2004 and June 30, 2005, the Company’s available credit under the revolving line of credit was $10.0 million. In accordance with certain provisions of the Second Amended Loan Agreement, the Company may activate an increase in the available credit under the revolving line of credit subject to certain conditions up to $25.0 million.

6. Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2004 and June 30, 2005, there were 9,486,879 and 9,722,796 shares of the Company’s common stock outstanding (including 146,905 treasury shares) and no shares of preferred stock outstanding.

During the six months ended June 30, 2005, the Company granted 466,000 ten year options under its 2003 stock option plan to directors, executive officers and key employees to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The option exercise prices range from $19.60 to $25.81 and the options vest in equal installments over time ranging from three to four years. In addition, the weighted-average fair value of the options granted during the six months ended June 30, 2005 totaled $7.04 per share. During the six months ended June 30, 2005, the Company issued 49,636 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 stock option and incentive plan, and 68,910 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 stock option plan.

7. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Numerator:
Net income	$1,459,347	$2,377,605	$2,561,355	$4,471,924

Denominator:
Denominator for basic earnings per share—weighted-average shares	9,430,894	9,614,679	8,961,734	9,556,742
Effect of dilutive securities:
Common stock options	245,377	212,526	267,581	186,642

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	9,676,271	9,827,205	9,229,315	9,743,384

Basic earnings per share	$0.15	$0.25	$0.29	$0.47

Diluted earnings per share	$0.15	$0.24	$0.28	$0.46

For the three months ended June 30, 2005, employee stock options to purchase 589 shares of common stock and, for the six months ended June 30, 2005, employee stock options to purchase 1,139 shares of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common shares for the period and, therefore, the effect of these options would be antidilutive.

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

On May 16, 2005, the Company began reinsuring a substantial portion of its general and professional liability and workers’ compensation insurance coverage under certain reinsurance programs through its wholly-owned captive insurance subsidiary, SPCIC, and, effective July 1, 2005, the Company began self-funding a substantial portion of its employee health insurance program as more fully described in note 2 above.

In connection with the acquisition of CBH on June 13, 2005, the Company issued 117,371 shares of its unregistered common stock and a promissory note in the principal amount of approximately $776,000, after deducting certain credits related to preliminary working capital adjustments of approximately $724,000, with a fixed interest rate of 5%. The number of shares of the Company’s unregistered common stock issued in connection with this transaction and the principal and accrued interest thereon related to the promissory note may subsequently be adjusted in accordance with the terms and conditions of the purchase agreement. With respect to the promissory note, the principal and accrued interest thereon may subsequently be adjusted upwards to $1.5 million or downward to zero in accordance with the terms and condition of the purchase agreement.

The Internal Revenue Service is currently examining the Company’s tax return for the period July 1, 2003 to December 31, 2003. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

10. Transactions with Related Parties

In June 1999, the Company was issued a promissory note by a not-for-profit affiliate in the amount of $461,342. The note bears interest at a rate of 9% per annum and was due in June 2004. On February 20, 2003, a new promissory note in the same amount was issued by the not-for-profit affiliate which extends the due date for repayment of principal and unpaid accrued interest to February 2008 and lowered the interest rate to 5% per annum. Interest income of approximately $10,000 was recorded for the six months ended June 30, 2004 and 2005. The balance of the note at December 31, 2004 and June 30, 2005 was approximately $407,000 and is reflected in the accompanying consolidated balance sheets as “Notes receivable”.

In connection with the acquisition of Pottsville Behavioral Counseling Group, Inc. and the establishment of a management agreement with The ReDCo Group (“ReDCo”) in May 2004, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of ReDCo in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. Interest income of approximately $1,500 and $12,000 was recorded for the six months ended June 30, 2004 and 2005, respectively. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. At December 31, 2004 and June 30, 2005, the balance of the note was $875,000 and is reflected in the accompanying consolidated balance sheet as “Current portion of notes receivable”.

Beginning in 2004, the Company began using an airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Fletcher McCusker, the Company’s chief executive officer. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,095 per flight hour. For the six months ended June 30, 2005, the Company reimbursed Las Montanas Aviation, LLC approximately $35,000 for use of the airplane for business travel purposes.

11. Subsequent Events

Effective July 1, 2005, the Company began self-funding a substantial portion of its employee health insurance program as more fully described in note 2 above.

The Company will restrict additional cash in the amount of $1.0 million to secure the reinsured claims losses of SPCIC in the event the Company becomes insolvent related to the Company’s general and professional liability reinsurance program as described in note 2 above. The requirement to restrict cash in the amount of $1.0 million was established upon the execution of a binding agreement between the Company and a fronting third party insurer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of and in response to the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of June 30, 2005, we provided services directly and through the entities we manage to over 31,500 clients from 167 locations in 21 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and provider managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

Effective May 16, 2005, we began reinsuring a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. In addition, effective July 1, 2005, we began self-funding a substantial portion of our employee health insurance program which we also offer to employees of certain entities we manage. These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and dramatically higher insurance premium rates.

Our working capital requirements are primarily funded by cash from operations. In addition, effective June 28, 2005, we amended our loan and security agreement with Healthcare Business Credit Corporation, or HBCC, to provide for a $25.0 million revolving line of credit and a $25.0 million acquisition term loan. Borrowings from our credit facilities with HBCC provide funding for general corporate purposes and acquisitions.

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

How we grow our business and evaluate our performance

Our business grows internally, through organic expansion into new markets, increases in the number of clients served under contracts we or our managed entities are awarded, and externally through acquisitions.

We typically pursue organic expansion into markets that are contiguous to our existing markets or where we believe we can quickly establish a significant presence. When we expand organically, we typically have no clients or perform no management services in the market and are required to incur start-up costs including the costs of space, required permits and initial personnel. These costs are expensed as incurred and our new offices can be expected to incur losses for a period of time until we adequately grow our revenue from clients or management fees.

We also pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage in expanding through acquisitions. We also have to integrate the acquired business into our operations which could disrupt our business and we may not be able to realize operating and economic efficiencies upon integration.

In all our markets we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served, as that particular metric is the key driver of our revenue growth. We also focus on the number of employees as that is our most important variable cost and the key to our management of our operating margins.

Acquisitions

On June 13, 2005, we acquired all of the equity interest in Children’s Behavioral Health, Inc., or CBH, a Pennsylvania provider of home and school based social services for children, for a total purchase price of approximately $14.5 million, subject to adjustments. The purchase price consisted of $10.0 million in cash, 117,371 shares of our unregistered common stock valued at $3.0 million, and an unsecured, subordinated promissory note in the principal amount of approximately $776,000 after deducting certain credits related to preliminary working capital adjustments of approximately $724,000. The number of shares of our unregistered common stock issued in connection with this transaction and the principal and accrued interest thereon related to the promissory note may subsequently be adjusted in accordance with the terms and conditions of the purchase agreement.

We continue to selectively identify and pursue attractive acquisition opportunities. There are no assurances, however, that we will complete acquisitions in the future or that any completed acquisitions will prove profitable for us.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, our management agreement relationships and loss reserves for certain reinsurance and self-funded insurance programs.

Revenue recognition

We recognize revenue at the time services are rendered at predetermined amounts stated in our contracts and when the collection of these amounts is considered to be probable.

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

The performance of our contracts is subject to the condition that sufficient funds are appropriated, authorized and allocated by each state, city or other local government. If sufficient appropriations, authorizations and allocations are not provided by the respective state, city or other local government, we are at risk of immediate termination or renegotiation of the financial terms of our contracts.

Fee-for-service contracts. Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 73.6% and 62.6% of our revenue for the six months ended June 30, 2004 and 2005.

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

Our cost reports are routinely audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 0.0% and 17.9% of our revenue for the six months ended June 30, 2004 and 2005.

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

We recognize revenue from this contract equal to the lesser of a specified encounter value, which represents the actual level of services rendered, or the contract amount. For the twelve months ended June 30, 2005, revenues under the annual block purchase contract totaled approximately $14.0 million. The payer has not reduced or suspended payments to us. We believe that our encounter data is sufficient to have earned all amounts paid to us under the amended contract.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract. Our revenues under the previous case rate contract and for the six months ended June 30, 2004 represented 13.8% of our total revenues. Our revenues under the annual block contract and for the six months ended June 30, 2005, represented 11.6% of our total revenues.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 11.5% and 7.9% of our revenue for the six months ended June 30, 2004 and 2005.

We recognize management fee revenues from our management agreements as such amounts are earned, as defined by the respective management agreement and collection of such amount is considered probable. We assess the likelihood of whether any of our management fee revenues may need to be returned to help our managed entities fund their working capital needs. If the likelihood is other than remote, we defer the recognition of all or a portion of the management fees received. To the extent we defer management fees as a means of funding any of our managed entities’ losses from operations, such amounts are not recognized as management fee revenues until they are ultimately collected from the operating income of the not-for-profit entities.

Consulting agreements. From time to time we may enter into consulting agreements with other entities that provide government sponsored social services. Under the agreements, we evaluate and make recommendations with respect to their management, administrative and operational services. We may continue to enter into consulting agreements on a small scale in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Fees earned pursuant to our consulting agreements represented approximately 1.1% of our revenue for the six months ended June 30, 2004. No such fees were earned for the six months ended June 30, 2005.

The costs associated with generating our management fee revenues are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

Accounts receivable and allowance for doubtful accounts

We evaluate the collectibility of our accounts receivable on a monthly basis. We determine the appropriate allowance for doubtful accounts based upon specific identification of individual accounts and review of aging trends. Any account receivable older than 365 days is automatically deemed uncollectible.

In circumstances where we are aware of a specific payer’s inability to meet its financial obligation to us, we record a specific addition to our allowance for doubtful accounts to reduce the net recognized receivable to the amount we reasonably expect to collect. If the financial condition of our payers were to deteriorate, further additions to our allowance for doubtful accounts may be required. In addition, in certain of our markets we also consider historical write-off experience and the likelihood that current receivables will ultimately be written off. Based on this analysis we maintain a general reserve for all receivables in certain of our markets by applying a percentage based on the age category of those receivables.

Our write-off experience for the six months ended June 30, 2004 and 2005 was less than 1% of revenue.

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

Loss reserves for certain reinsurance and self-funded insurance programs

We maintain reserves for obligations related to our reinsurance programs for our general and professional liability and workers’ compensation coverage and our self-funded health insurance program provided to our employees and employees of certain entities we manage. As of June 30, 2005, we had reserves of approximately $1.5 million for the general and professional liability and workers’ compensation programs and no reserves for our self-funded health insurance program which began July 1, 2005. We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information as well as our judgment based on our past experience and industry experience to support the required liability and related expense associated with general and professional liability and workers’ compensation coverage and health insurance coverage. We record claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by independent actuaries.

We continually analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our reinsurance and self-funded insurance programs and believe these reserves to be adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. We are at risk for differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. Any significant increase in the number of claims or costs associated with claims made under these programs above our reserves could have a material adverse effect on our financial results.

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues:
Home and community based services	71.3%	82.1%	70.8%	81.9%
Foster care services	15.7	10.0	16.6	10.2
Management fees	13.0	7.9	12.6	7.9

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Client service expense	73.0	75.4	73.7	75.4
General and administrative expense	13.8	11.9	13.8	12.1
Depreciation and amortization	1.2	1.2	1.2	1.2

Total operating expenses	88.0	88.5	88.7	88.7

Operating income	12.0	11.5	11.3	11.3
Non-operating expense:
Interest expense, net	0.3	0.3	0.4	0.2

Income before income taxes	11.7	11.2	10.9	11.1
Provision for income taxes	4.7	4.5	4.4	4.4

Net income	7.0%	6.7%	6.5%	6.7%

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues

	Three months ended June 30,		Percent change
	2004	2005
Home and community based services	$14,738,653	$28,909,274	96.1%
Foster care services	3,250,772	3,512,255	8.0%
Management fees	2,689,522	2,798,149	4.0%

Total revenue	$20,678,947	$35,219,678	70.3%

Home and community based services. The acquisition of the Aspen Companies in July 2004 contributed $6.3 million in home and community based services revenue for the three months ended June 30, 2005. We added approximately 5,000 clients as a result of this acquisition and entered into the California and Nevada markets. In addition, the acquisition of CBH in June 2005 added $329,000 to home and community based services revenue for the three months ended June 30, 2005. We added approximately 300 clients as a result of this acquisition and expanded our presence in the Pennsylvania market. Additionally, start up services in the District of Columbia which began in June 2004 yielded additional home and community based services revenue of approximately $1.0 million for the three months ended June 30, 2005. Further, we received an additional $1.3 million under our annual block purchase contract with the Community Partnership of Southern Arizona, or CPSA, in the three months ended June 30, 2005 to enhance our service offering. Excluding the acquisition of the Aspen Companies and CBH, start up services in the District of Columbia and the additional payment from CPSA, our home and community based services provided additional revenue of approximately $5.2 million for the three months ended June 30, 2005, as compared to the same prior year period due to client volume increases in new and existing locations. We experienced a net increase of approximately 1,400 new home and community based clients during the three months ended June 30, 2005 as compared to the same period in 2004, with increases at our existing locations and as a result of the new locations that we opened in Indiana, Maine, North Carolina, Oklahoma and Virginia.

Foster care services. Foster care services revenue remained relatively constant with only a moderate increase of approximately $261,000 for the three months ended June 30, 2005 as compared to the same period one year ago. In our Tennessee and Nebraska markets, we have experienced a decrease in the number of clients placed in foster homes due to systemic changes at the state level and lower inventory of licensed foster homes. In Tennessee certain changes at the state level have led to a shorter length of stay per client and a lower number of clients eligible to receive care which resulted in a decrease in foster care services revenue of approximately $151,000 for the three months ended June 30, 2005 as compared to the same prior year period. In Nebraska the inventory of licensed foster homes has declined leading to a decrease in the number of clients placed in foster homes and a decrease in foster care services revenue of approximately $70,000 for the three months ended June 30, 2005 as compared to the same period one year ago. We are exploring opportunities to permanently place foster care clients through adoption programs in Tennessee that we expect will mitigate the decline in foster care clients and the decrease in foster care services revenue. In addition, we are increasing our efforts to license additional homes in Nebraska to increase our foster care service offering. In Delaware, where we are expanding our foster care service offering, our foster care services revenue increased approximately $161,000 for the three months ended June 30, 2005 and partially offset decreases in foster care services revenue in Tennessee and Nebraska. In our traditional home and community based markets such as Arizona, Florida and Virginia, our cross-selling efforts yielded an additional $323,000 of foster care services revenue from period to period. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on continuous expansion of our foster care services.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $37.4 million for the three months ended June 30, 2005 as compared to $29.1 million for the same prior year period. Management fees revenue as a percentage of managed entity revenue decreased to 7.5% for the three months ended June 30, 2005 compared to 8.4% for the same period one year ago primarily due to the effect of a predetermined monthly fee we charged The ReDCo Group, or ReDCo, a managed entity, and comparatively lower management fee percentages related to the management agreements with Care Development of Maine, or CDOM and FCP, Inc., or FCP, that we acquired in June 2004. The combined effects of business growth and the acquisition of the management agreements with CDOM, FCP and ReDCo yielded approximately $359,000 in additional management fees revenue for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, net of a decrease in management fees revenue of approximately $123,000 from our amended management services agreement with Rio Grande Behavioral Health Services, Inc., or Rio Grande, described below. In addition, we did not earn consulting fees for the three months ended June 30, 2005, which resulted in a decrease in management fees revenue of approximately $250,000 as compared to the same prior year period.

On June 30, 2004, Rio Grande, received a notice canceling one of its provider HMO network contracts effective July 31, 2004. Subsequently, Rio Grande commenced negotiations for a new contract. Rio Grande and the payer agreed to continue their relationship under new terms. In connection with this agreement, we amended the management services agreement between us and Rio Grande to change the management fee charged to Rio Grande for certain management services from a per member per month based fee to a fixed fee per month. The fixed fee was comparable to the previous per member per month based fee and remained at this predetermined level until January 1, 2005, at which time the fixed fee was reduced. The new fixed fee had the effect of decreasing our management fees revenue from this management services agreement by approximately $400,000 for the first half of 2005 when compared to the six months ended December 31, 2004. Partially offsetting this decrease was a management fee of $200,000 under the amended management services agreement with Rio Grande for start-up costs related to implementing pending changes to the Rio Grande behavioral health network described below.

Prior to July 1, 2005, the State of New Mexico contracted with three HMO’s and Rio Grande directly to administer a substantial portion of the state’s behavioral health services to recipients including Medicaid eligible recipients in southern New Mexico. The three HMO’s, in turn, contracted with Rio Grande which had subcontracts with several not-for-profit providers in southern New Mexico (many of which comprise the Rio Grande behavioral health network) to provide behavioral health services to Medicaid eligible recipients. In addition, Rio Grande contracted with us to provide it with certain management services.

Effective July 1, 2005, the State of New Mexico modified its behavioral health services delivery system, whereby it contracts with one administrative services entity to administer new and renewing contracts for behavioral health services.

In response to the modification of the State of New Mexico’s behavioral health services delivery system, the not-for-profit members of the Rio Grande behavioral health network began contracting directly with the administrative services entity chosen by the State of New Mexico to provide behavioral health services to recipients including Medicaid eligible recipients in southern New Mexico effective July 1, 2005. The then existing subcontracts with Rio Grande to provide the same behavioral health services were not renewed and contracts for certain administrative services to be provided by Rio Grande to the not-for-profit members of the Rio Grande behavioral health network were executed. Certain not-for-profit members of the Rio Grande behavioral health network executed management services agreements with us, effective July 1, 2005, whereby we provide certain management services directly to each not-for-profit member of the Rio Grande behavioral health network for a fee. The management fee pursuant to these management services agreements is either based on a percentage of the managed entities’ revenue or a flat fee and in total is comparable to the per member per month based management fee we previously charged to Rio Grande. As a result, we believe that the lower management fees revenue we earned under our previous amended management services agreement with Rio Grande for the six month period ended June 30, 2005 will not materially affect our management fees revenue for 2005 as compared to 2004.

Operating expenses

Client service expense. Client service expense includes the following for the three months ended June 30, 2004 and 2005:

	Three months ended June 30,		Percent change
	2004	2005
Payroll and related costs	$10,773,256	$19,272,603	78.9%
Purchased services	2,414,707	3,770,107	56.1%
Other operating expenses	1,884,664	3,505,542	86.0%
Stock based compensation	18,543	—	-100.0%

Total client service expense	$15,091,170	$26,548,252	75.9%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for the three months ended June 30, 2005, as compared to the same prior year period, as we added 351 new direct care providers, administrative staff and other employees. In addition, we added 514 new employees in connection with the acquisition of the Aspen Companies and CBH which resulted in an increase in payroll and related costs of approximately $4.3 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 52.1% for the three months ended June 30, 2004 to 54.7% for the three months ended June 30, 2005 primarily due to our efforts to increase the number of employees to service our growth.

Purchased services. Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the three months ended June 30, 2005 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. Despite the increase in purchased services for the three months ended June 30, 2005, as a percentage of revenue, purchased services decreased from 11.7% for the three months ended June 30, 2004 to 10.7% for the three months ended June 30, 2005. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for the three months ended June 30, 2005.

Other operating expenses. As a result of our organic growth during the second half of 2004 and the six months ended June 30, 2005, we added new locations in Indiana, Maine, North Carolina, Oklahoma and Virginia that contributed to an increase in other operating expenses for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004. The acquisition of the Aspen Companies and CBH added approximately $958,000 to other operating expenses for the three months ended June 30, 2005. As a percentage of revenue other operating expenses increased from 9.1% to 10.0% from period to period primarily due to the relatively higher operating costs incurred in our new markets in California and Pennsylvania.

Stock based compensation. Stock based compensation of approximately $19,000 for the three months ended June 30, 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options. All such costs were fully amortized by December 31, 2004. Stock options granted to employees under our 2003 stock option plan were granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Three months ended June 30,		Percent change
2004	2005
$2,844,740	$4,179,368	46.9%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees as well as increased accounting fees and professional fees related to increased services provided for SEC filings and regulatory compliance accounted for an increase of $762,000 of corporate administrative expenses from period to period. In addition, as a result of our growth during the second half of 2004 and the six months ended June 30, 2005, rent and facilities management increased $572,000 in part due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased to 11.9% for the three months ended June 30, 2005 from 13.8% for the three months ended June 30, 2004. Increases in revenue from both organic growth and acquisitions outpaced the growth in general and administrative expense for the three months ended June 30, 2005.

Depreciation and amortization.

Three months ended June 30,		Percent change

2004	2005
$248,071	$441,540	78.0%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of approximately $102,000 related to the acquisition of Dockside Services, Inc., or Dockside, Pottsville Behavioral Counseling Group, Inc., or Pottsville, the Aspen Companies and CBH. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with CDOM, FCP and ReDCo and increased depreciation expense primarily due to the addition of software and computer equipment. As a percentage of revenues, depreciation and amortization remained constant at 1.2% period to period.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues

	Six Months Ended June 30,		Percent Change
	2004	2005
Home and community based services	$27,712,600	$55,084,776	98.8%
Foster care services	6,509,672	6,870,802	5.5%
Management fees	4,911,336	5,297,359	7.9%

Total revenue	$39,133,608	$67,252,937	71.9%

Home and community based services. The acquisition of the Aspen Companies in July 2004 contributed $12.0 million in home and community based services for the six months ended June 30, 2005 as compared to the prior year period. In addition, we acquired CBH in June 2005 which added $329,000 to our home and community based services revenue for the six months ended June 30, 2005. Further, services in the District of Columbia which began in June 2004 yielded additional home and community based services revenue of approximately $1.9 million for the six months ended June 30, 2005. Also, we received an additional $1.3 million under our annual block purchase contract with CPSA in the six months ended June 30, 2005 to enhance our service offering. Excluding the acquisition of the Aspen Companies and CBH, start up services in the District of Columbia and the additional payment from CPSA, our home and community based services provided additional revenue of approximately $11.9 million for the six months ended June 30, 2005, as compared to the same prior year period due to client volume increases in new and existing locations.

Foster care services. Foster care services revenue remained relatively constant with only a moderate increase of approximately $361,000 for the six months ended June 30, 2005 as compared to the same period one year ago. In our Tennessee and Nebraska markets, we have experienced a decrease in the number of clients placed in foster homes due to systemic changes at the state level and lower inventory of licensed foster homes. In Tennessee certain changes at the state level have led to a shorter length of stay per client and a lower number of clients eligible to receive care which resulted in a decrease in foster care services revenue of approximately $453,000 for the six months ended June 30, 2005 as compared to the same prior year period. In Nebraska the inventory of licensed foster homes has declined leading to a decrease in the number of clients placed in foster homes and a decrease in foster care services revenue of approximately $150,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. We are exploring opportunities to permanently place foster care clients through adoption programs in Tennessee that we expect will mitigate the decline in foster care clients and the decrease in foster care services revenue. In addition, we are increasing our efforts to license additional homes in Nebraska to increase our foster care service offering. In Delaware, where we are expanding our foster care service offering, our foster care services revenue increased approximately $317,000 for the six months ended June 30, 2005 and partially offset decreases in foster care services revenue in Tennessee and Nebraska. In our traditional home and community based markets such as Arizona, Florida and Virginia, our cross-selling efforts yielded an additional $647,000 of foster care services revenue from period to period. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on continuous expansion of our foster care services.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $73.3 million for the six months ended June 30, 2005 as compared to $49.5 million for six months ended June 30, 2004. Management fees revenue as a percentage of managed entity revenue decreased to 7.2% for the six months ended June 30, 2005 compared to 9.1% for the same period one year ago primarily due to the effect of a predetermined monthly fee we charged ReDCo, a managed entity, and comparatively lower management fee percentages related to the management agreements with CDOM and FCP that we acquired in June 2004. The combined effects of business growth and the acquisition of the management agreements with CDOM, FCP and ReDCo yielded approximately $820,000 in additional management fees revenue for the six months ended June 30, 2005, as compared to the same prior year period, net of a decrease in management fees revenue of approximately $311,000 from our amended management services agreement with Rio Grande described above under our discussion and analysis of management fees revenue for the three months ended June 30, 2005. In addition, we did not earn consulting fees for the six months ended June 30, 2005, which resulted in a decrease in management fees revenue of approximately $434,000 as compared to the same period one year ago.

Operating expenses

Client service expense. Client service expense includes the following for the six months ended June 30, 2004 and 2005:

	Six Months Ended June 30,		Percent Change
	2004	2005
Payroll and related costs	$20,640,029	$37,443,522	81.4%
Purchased services	4,846,374	7,061,639	45.7%
Other operating expenses	3,317,413	6,218,389	87.4%
Stock based compensation	37,324	—	-100.0%

Total client service expense	$28,841,140	$50,723,550	75.9%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our organic growth, our payroll and related costs increased for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, as we added new direct care providers, administrative staff and other employees. In addition, we added new employees in connection with the acquisition of the Aspen Companies and CBH which resulted in an increase in payroll and related costs of approximately $8.2 million for the six months ended June 30, 2005. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind increases in client referrals as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 52.7% for the six months ended June 30, 2004 to 55.7% for the same current year period primarily due to our efforts to increase the number of employees to service our growth.

Purchased services. Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the six months ended June 30, 2005 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. Despite the increase in purchased services for the six months ended June 30, 2005, as a percentage of revenue, purchased services decreased from 12.4% for the six months ended June 30, 2004 to 10.5% for the six months ended June 30, 2005. Increases in revenue from both organic growth and acquisitions outpaced the growth in purchased services for the six months ended June 30, 2005.

Other operating expenses. As a result of our organic growth during the second half of 2004 and the six months ended June 30, 2005, we added new locations in Indiana, Maine, North Carolina, Oklahoma and Virginia that contributed to an increase in other operating expenses for the six months ended June 30, 2005 when compared to the same period one year ago. The acquisition of the Aspen Companies and CBH added approximately $1.7 million to other operating expenses for the six months ended June 30, 2005. As a percentage of revenue other operating expenses increased from 8.5% for the six months ended June 30, 2004 to 9.2% for the six months ended June 30, 2005 primarily due to the relatively higher operating costs incurred in our new markets in California and Pennsylvania.

Stock based compensation. Stock based compensation of approximately $37,000 for the three months ended June 30, 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options. All such costs were fully amortized by December 31, 2004. Stock options granted to employees under our 2003 stock option plan were granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Six Months Ended June 30,		Percent Change
2004	2005
$5,407,934	$8,138,645	50.5%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees as well as increased accounting and legal fees, information systems improvements, directors and officers’ insurance, general and professional liability insurance and professional services fees accounted for an increase of $1.6 million of corporate administrative expenses for the six months ended June 30, 2005. Also contributing to the increase in general and administrative expense were investor relations costs such as costs associated with meetings and presentations to investors as well as professional fees related to increased services provided for SEC filings, report reviews and regulatory compliance. Furthermore, as a result of our growth during the second half of 2004 and the six months ended June 30, 2005, rent and facilities management increased $1.1 million in part due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased to 12.1% for the six months ended June 30, 2005 from 13.8% for the same prior year period. Increases in revenue from both organic growth and acquisitions outpaced the growth in general and administrative expense for the three months ended June 30, 2005.

Depreciation and amortization.

Six Months Ended June 30,		Percent Change
2004	2005
$476,233	$812,075	70.5%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of approximately $189,000 related to the acquisition of Dockside, Pottsville, the Aspen Companies and CBH. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with CDOM, FCP and ReDCo and increased depreciation expense due to the addition of software and computer equipment during the second half of 2004 and the six months ended June 30, 2005. As a percentage of revenues, depreciation and amortization remained constant at 1.2% from period to period.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Liquidity and capital resources

Our balance of cash and cash equivalents was $13.2 million at June 30, 2005, up from $10.7 million at December 31, 2004, primarily due to cash provided by operating activities and proceeds from the issuance of stock related to the exercise of outstanding stock options during the six months ended June 30, 2005. At June 30, 2005 and December 31, 2004, our debt was $11.7 million and $1.1 million (including two notes issued in connection with the acquisition of Dockside in January 2004, in the aggregate principal amount of $1.0 million and the note issued in connection with the acquisition of CBH, in the principal amount of approximately $776,000 and our capital lease obligation of approximately $83,000 and $135,000, respectively).

Cash flows

Operating activities. Net cash from operations of $4.7 million for the six months ended June 30, 2005, was provided primarily from net income of $4.5 million and the add back of non-cash depreciation and amortization expense and deferred financing costs amortization of approximately $874,000. Working capital increased for the six months ended June 30, 2005, with approximately $1.7 million of cash used to prepay certain insurance coverage and nearly $1.9 million to finance our accounts receivable, management fee receivable and reinsurance premium receivable growth partially offset by approximately $3.4 million increase in accrued expenses and reinsurance liability reserves due to increased amounts due for purchased services expense, income tax liability, accrued payroll, accrued foster parent payments and the required reserves related to our reinsurance programs. Revenue which was deferred in prior periods was earned during the six months ended June 30, 2005 related to our operations in Arizona and California and resulted in a decrease in deferred revenue of approximately $496,000.

Investing activities. Net cash used in investing activities totaled approximately $13.2 million for the six months ended June 30, 2005, and included net acquisition costs of approximately $10.1 million related to CBH, additional contract acquisition costs of approximately $1.8 million related to the acquisition of the management agreement with CDOM, and $775,000 to fund a standby letter of credit which provides funds for the outstanding claims losses of SPCIC. We spent approximately $393,000 for property and equipment.

Financing activities. For the six months ended June 30, 2005, we generated cash of approximately $11.0 million in financing activities. We borrowed $10.0 million under our credit facility in connection with the acquisition of CBH and issued common stock related to the exercise of outstanding stock options which provided net proceeds of $1.3 million. Partially offsetting the increase in cash from financing activities was the repayment of amounts due under our notes payable related to the acquisition of Dockside of $200,000 and capital lease agreements of approximately $52,000.

Obligations and commitments

Credit facilities

On June 28, 2005, our loan and security agreement was amended pursuant to a second amended and restated loan and security agreement, or Second Amended Loan Agreement, with HBCC. The Second Amended Loan Agreement provides for an increase in the amount we may borrow under our revolving line of credit from $10.0 million to $25.0 million and an increase in the amount we may borrow under our acquisition term loan from $10.0 million to $25.0 million subject to certain conditions. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to HBCC’s approval and are payable in consecutive monthly installments as determined under the Second Amended Loan Agreement.

Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 4.0% in the case of the revolving line of credit and 4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In addition, we are subject to a 0.5% fee per annum on the unused portion of the available funds as determined in accordance with certain provisions of the Second Amended Loan Agreement as well as certain other administrative fees.

The Second Amended Loan Agreement also extends the maturity date of the revolving line of credit and acquisition term loan to June 28, 2010.

In order to secure payment and performance of all obligations in accordance with the terms and provisions of the Second Amended Loan Agreement, HBCC retained its interests in the collateral described in the first amended and restated loan and security agreement dated as of September 30, 2003, including our management agreements with certain not-for-profit entities, and the assets of certain of our subsidiaries. If certain events of default including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to HBCC when due or other particular covenant defaults, as more fully described in the Second Amended Loan Agreement, occur, HBCC may declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Second Amended Loan Agreement, any initiation of bankruptcy or related proceedings, assignment or sale of any asset or failure to remit any payments received by us on account to HBCC will accelerate all unpaid principal and any accrued and unpaid interest and all fees and expenses. In addition, if we default on our indebtedness including the promissory notes issued in connection with completed business acquisitions, it could trigger a cross default under the Second Amended Loan Agreement whereby HBCC may declare all unpaid principal and accrued and unpaid interest, other charges, fees, expenses or other monetary obligations immediately due.

We agreed with HBCC to subordinate our management fee receivable pursuant to management agreements established with certain of our managed entities, which have stand-alone credit facilities with HBCC, to the claims of HBCC in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to us are subordinated to the claims of HBCC in the event one of these managed entities defaults under its credit facility.

The remaining provisions of the Second Amended Loan Agreement remained substantially the same as those set forth in the first amended and restated loan and security agreement.

At June 30, 2005, we borrowed $10.0 million under the acquisition term loan and had no borrowings under the revolving line of credit. We had available credit of $10.0 million on our revolving line of credit, and we were in compliance with all covenants. In accordance with certain provisions of the Second Amended Loan Agreement, we may activate an increase in the available credit under the revolving line of credit subject to certain conditions up to $25.0 million.

Promissory notes

In connection with our acquisition of Dockside, we issued two unsecured subordinated promissory notes each in the principal amount of $500,000 to the sellers in partial consideration for the purchase of all of Dockside’s outstanding stock. Each note bears interest equal to 6% per annum with interest payable quarterly beginning April 2004 and principal payments of $100,000 beginning April 2005. All principal and accrued but unpaid interest is due July 2007.

In partial consideration for the purchase of all of CBH’s outstanding stock, we issued an unsecured subordinated promissory note in the principal amount of approximately $776,000 to the seller. The principal and accrued interest thereon related to the promissory note may subsequently be adjusted upwards to a total principal amount of $1.5 million or adjusted downward to zero in accordance with the terms and conditions of the purchase agreement. The promissory note bears interest of 5% with interest payable semi-annually beginning December 1, 2005 and all unpaid principal and any accrued and unpaid interest due June 2010.

Failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory notes issued to the former stockholders of Dockside and CBH, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory notes, the unpaid principal and any accrued and unpaid interest may become due immediately. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. Management fees generated under our management agreements represented 11.5% and 7.9% of our revenue for the six months ended June 30, 2004 and 2005. Fees generated under short term consulting agreements entered into in December 2003 and during 2004 represented approximately 1.1% of our revenue for the six months ended June 30, 2004. No such fees were generated for the six months ended June 30, 2005. (See “—Critical accounting policies and estimates—Revenue recognition”). In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2004 and June 30, 2005 totaled $5.0 million and $5.3 million, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of June 30, September 30 and December 31, 2004 and March 31 and June 30, 2005:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
June 30, 2004	$710,762	$672,588	$585,792	$934,751	$268,689
September 30, 2004	$935,749	$916,579	$860,450	$1,402,976	$593,278
December 31, 2004	$886,440	$866,315	$949,436	$1,945,326	$375,888
March 31, 2005	$843,523	$848,517	$807,170	$2,210,418	$345,159
June 30, 2005	$1,048,493	$797,148	$922,168	$2,194,287	$360,053

We adhere to a strict revenue recognition policy regarding our management fee revenue and related receivables. Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable. In keeping with our general corporate policy regarding our accounts receivable, we will also automatically reserve as uncollectible 100% of any management fee receivable that is older than 365 days.

At June 30, 2005, none of our management fee receivable was older than 365 days, and our days sales outstanding for our managed entities had decreased from 181 days at December 31, 2004 to 180 days at June 30, 2005.

In addition, Camelot Community Care, Inc., which represented approximately $2.9 million, or 54.5%, of our total management fee receivable at June 30, 2005, and Intervention Services Inc., referred to as ISI, which represented approximately $913,000, or 17.2%, of our total management fee receivable at June 30, 2005, each obtained its own stand-alone line of credit from HBCC in September 2003. The loan agreements between HBCC and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of June 30, 2005, Camelot Community Care, Inc. had availability of approximately $1.0 million under its line of credit as well as $2.5 million in cash and cash equivalents and ISI had availability of approximately $476,000 under its line of credit as well as $57,000 in cash and cash equivalents.

The remaining $1.5 million balance of our total management fee receivable at June 30, 2005, was due from Rio Grande, ReDCo, CDOM, FCP and Family Preservation Services of South Carolina.

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

Loss reserves for certain reinsurance and self-funded insurance programs

General and professional liability and workers’ compensation

Prior to April 12, 2005, we had general and professional liability coverage with a $500,000 self-insured retention for each claim through a third party insurer. In addition, prior to May 16, 2005 we had first dollar coverage for workers’ compensation costs with third party insurers. Effective May 16, 2005, we began reinsuring a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs through our wholly-owned captive insurance subsidiary, SPCIC, incorporated under the laws of the State of Arizona. We established SPCIC in order to better manage the annual expenditures for general and professional liability and workers’ compensation insurance coverage. It is expected that the formation of SPCIC will enable us to provide for: (1) long-term stable insurance programs, (2) increased control over claims management and risk control administration and (3) reduced overall insurance costs associated with general and professional liability and workers’ compensation insurance coverage. We primarily utilize SPCIC as a risk management and cost containment tool.

Our general and professional liability and workers’ compensation reinsurance programs are fronted by two third party insurers for a predetermined amount; one for general and professional liability and one for workers’ compensation liability. These third party insurers also provide coverage to certain designated entities we manage. SPCIC reinsures these two third party insurers for certain claims as described below.

SPCIC reinsures the third party insurer for general and professional liability exposures for the first dollar of each and every loss up to $250,000 per loss with no annual aggregate limit. The reinsurance premium for the first policy year ending April 12, 2006 of approximately $785,000 equals the reinsured portion of the actuarially determined expected losses for the same period. The third party insurer provides general and professional liability coverage for up to $750,000 per occurrence over the $250,000 reinsured limit with an annual aggregate limit of $3.0 million. Assuming our actual reinsured losses and the reinsured losses of certain designated entities we manage were to exceed the reinsured portion of the actuarially determined expected losses of approximately $785,000 in the first policy year ending April 12, 2006, our additional exposure would be recognized as an increase to our general and administrative expense in our consolidated statements of operations in the period such exposure became known.

Under our worker’s compensation reinsurance program, SPCIC reinsures a third party insurer for the first $250,000 per occurrence with no annual aggregate limit. The third party insurer provides workers’ compensation coverage up to statutory limits. The reinsurance premium for the first policy year ending May 15, 2006 of approximately $774,000 equals the reinsured portion of the actuarially determined expected losses for the same period. Assuming our actual reinsured losses and the reinsured losses of certain designated entities we manage were to exceed the reinsured portion of the actuarially determined expected losses of approximately $774,000 in the first policy year ending May 15, 2006, our additional exposure would be recognized as an increase to our payroll and related costs in our consolidated statements of operations in the period such exposure became known. Our reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to general and administrative expense in our consolidated statements of operations.

We record a provision for losses incurred but not reported, based on the recommendations of an independent actuary and our judgment using our past experience and industry experience. We (through SPCIC) have restricted cash of $775,000 at June 30, 2005, which is restricted to secure the reinsured claims losses of SPCIC under our workers’ compensation reinsurance program in the event we become insolvent. We will restrict additional cash in the amount of $1.0 million to secure the reinsured claims losses of SPCIC in the event we become insolvent related to our general and professional liability reinsurance program. The requirement to restrict cash in the amount of $1.0 million was established upon the execution of a binding agreement between us and the fronting third party insurer. The full extent of certain claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and our judgment using historical data, and industry and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the preliminary terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Our liability under our reinsurance programs is based on preliminary terms under binders with the third party insurers and any obligations over our reinsurance program limits are our responsibility. Approximately 28% of the total liability assumed by us under our reinsurance programs is related to the designated entities we manage that are covered under our reinsurance programs. It is possible that we, under the final terms of our reinsurance programs, will revise our estimates significantly. Any subsequent differences that may arise will be recorded in the period in which they are determined.

Health Insurance

Effective July 1, 2005, we began offering our employees and employees of certain entities we manage an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims to $8.0 million for the plan year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. Beginning July 1, 2005, we maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally 1 – 2 months. The liability for the self-funded health program is recorded in accrued payroll and related costs in our consolidated balance sheet. As of June 30, 2005 no amounts have been reserved in our consolidated balance sheet for our self-funded health insurance program.

We charge our employees and employees of certain entities we manage a portion of the costs of our self-funded and non self-funded health programs, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any difference between our projections and our actual experience is borne by us. We are estimating potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on an independent actuary and past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results.

Tax return examination

The Internal Revenue Service is currently examining our tax return for the period July 1, 2003 to December 31, 2003. We believe the ultimate resolution of this examination will not result in a material adverse effect to our financial position or results of operations.

We expect our liquidity needs on a short- and long-term basis will be satisfied by cash flow from operations, the net proceeds from the sale of equity securities and borrowings under our debt facilities.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board finalized SFAS 123R, “Share-Based Payment”, effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R is permitted, but not required. On April 15, 2005, the SEC issued its final rule in Release No. 34-51558 regarding the compliance date for SFAS 123R related to public companies. The SEC has delayed the requirement for non-small business public companies to comply with the provisions of SFAS 123R until the first interim reporting period of the public company’s first fiscal year beginning on or after June 15, 2005. Accordingly, we plan to implement SFAS 123R beginning January 1, 2006 and we are in the process of determining the affect this pronouncement will have our consolidated financial statements.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our reliance on government-funded contracts (for instance, changes in budgetary priorities of the government entities that fund the services we provide could result in our loss of contracts or a decrease in amounts payable to us under our contracts); risks associated with government contracting in general, such as the short-term nature of our contracts and the fact that they can be terminated prior to expiration, without cause and without penalty to the payer, and are subject to audit and modification by the payers, in their sole discretion; risks associated with our reinsurance and self-funded insurance programs where we reinsure certain of our general and professional liability and workers’ compensation coverage and self-fund our health insurance program provided to our employees and employees of certain entities we manage, such as claims exceeding our estimated losses which could materially adversely affect our financial position, results of operations and cash flows; risks associated with certain judgments regarding estimates we make related to the sufficiency of our allowance for doubtful accounts, intangible assets subject to amortization and the level of success we anticipate by cross-selling our services in certain of our markets and positioning our operations to offer the highest quality of service; risks associated with our cost based service contracts and annual block purchase contract such as budgeted costs not incurred, costs per service which may exceed allowable contract rates, and we may not encounter the projected number of clients necessary to earn the funds we receive to provide agreed upon social services; challenges resulting from growth or acquisitions; risks associated with the review of our tax filings with the Internal Revenue Service and state and local taxing authorities, such as assessment of penalties and interest payments that could result in a material adverse effect on our financial results and cash flows; risks involved in managing government business such as increased risks of litigation and other legal actions and liabilities; dependence on our licensed service provider status as our loss of such status in any jurisdiction could result in the termination of a number of our contracts; our reliance on a few payers for a significant amount of our revenues; legislative, regulatory or policy changes; adverse media exposure; opposition to privitization of government programs by government unions or others; the level and degree of our competition, both for attracting and retaining experienced personnel and in acquiring additional contracts; and legal, economic and other risks detailed in our other filings with the Securities and Exchange Commission.

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

Interest rate and market risk

As of June 30, 2005, we borrowed $10.0 million under our acquisition term loan and had no borrowings under our revolving line of credit. Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 4.0% in the case of the revolving line of credit and 4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with certain provisions of the Second Amended Loan Agreement, we may activate an increase in the available credit under our revolving line of credit subject to certain conditions up to $25.0 million. A 1% increase in interest rates related to our borrowings under our Second Amended Loan Agreement for the six months ended June 30, 2005 would have resulted in an immaterial increase to interest expense.

In connection with our acquisition of Dockside, we issued two subordinated promissory notes each in the principal amount of $500,000 to the sellers. The notes bear a fixed interest rate of 6%. Also, in connection with our acquisition of CBH, we issued a subordinated promissory note in the principal amount of approximately $776,000 to the seller. The note bears a fixed interest rate of 5%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 331 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $7.8 million, or 11.6% of our revenues for the six months ended June 30, 2005, pursuant to one contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (June 30, 2005). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2005 covered by this report.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 19, 2005 for the following purposes:

a)	To elect two Class 2 directors to each serve for a three year term until the 2008 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each nominee for director was elected by a vote of the stockholders as follows:

	Total Affirmative Votes	Total Votes Withheld
Richard Singleton	8,863,164	30,748
Warren S. Rustand	8,863,164	30,748

The Class 1 and Class 3 directors who were not up for re-election at this meeting and continue to serve as directors are: Fletcher J. McCusker, Kristi L. Meints, Steven I. Geringer and Hunter Hurst, III.

b)	To amend the 2003 Stock Option Plan to increase the number of shares of common stock authorized for issuance under the 2003 Stock Option Plan by 400,000 shares from 1,000,000 shares to 1,400,000 shares. The proposal to amend the 2003 Stock Option Plan was approved by the stockholders as follows:

Votes For	4,973,472
Votes Against	2,900,049
Abstentions	19,190
Broker Non-votes	—

c)	To ratify the appointment of McGladrey & Pullen, LLC as the Company’s independent auditor for the fiscal year ending December 31, 2005. The appointment of McGladrey & Pullen, LLC was ratified by the stockholders as follows:

Votes For	8,892,487
Votes Against	1,225
Abstentions	200
Broker Non-votes	—

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description
10.1	2003 Stock Option Plan, as amended

10.2	Second Amended and Restated Revolving Credit Note

10.3	Second Amended and Restated Term Note

10.4	2005 Annual Incentive Compensation Plan

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 9, 2005	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2005	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	2003 Stock Option Plan, as amended

10.2	Second Amended and Restated Revolving Credit Note

10.3	Second Amended and Restated Term Note

10.4	2005 Annual Incentive Compensation Plan

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer