Form 10-Q
period 2005-09-30
PROVIDENCE SERVICE CORP
filed 2005-11-07
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 2, 2005, there were outstanding 9,662,441 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2004	September 30, 2005
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,657,483	$10,018,499
Short-term investments	—	818,173
Accounts receivable, net of allowance of $221,000 and $543,000	18,822,881	21,769,577
Management fee receivable	5,023,405	6,040,440
Other receivables	—	2,363,016
Restricted cash	785,825	1,950,000
Prepaid expenses and other	2,747,486	3,086,592
Current portion of notes receivable	—	937,242
Deferred tax asset	474,760	809,663

Total current assets	38,511,840	47,793,202
Property and equipment, net	2,315,911	2,404,758
Notes receivable, less current portion	1,282,341	461,761
Goodwill	24,717,145	46,458,361
Intangible assets, net	7,510,808	16,926,327
Deferred tax asset	606,694	—
Other assets	975,917	871,265

Total assets	$75,920,656	$114,915,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,243,444	$2,061,896
Accrued expenses	7,995,425	8,629,639
Deferred revenue	948,434	422,958
Reinsurance liability reserve	—	2,224,239
Current portion of capital lease obligations	102,507	—
Current portion of long-term obligations	300,000	4,620,230

Total current liabilities	10,589,810	17,958,962
Deferred tax liability	—	4,155,417
Capital lease obligations, less current portion	32,882	—
Long-term obligations, less current portion	700,000	15,306,833

Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 9,486,879 and 9,798,680 issued and outstanding (including treasury shares)	9,487	9,799
Additional paid-in capital	65,731,824	71,573,851
Accumulated (deficit) earnings	(844,601)	6,209,558

	64,896,710	77,793,208
Less 146,905 treasury shares, at cost	298,746	298,746

Total stockholders’ equity	64,597,964	77,494,462

Total liabilities and stockholders’ equity	$75,920,656	$114,915,674

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenues:
Home and community based services	$21,894,083	$28,700,355	$49,606,683	$83,785,131
Foster care services	3,357,310	4,377,510	9,866,982	11,248,312
Management fees	2,967,973	4,269,272	7,879,309	9,566,631

	28,219,366	37,347,137	67,352,974	104,600,074
Operating expenses:
Client service expense	20,599,525	27,764,073	49,440,665	78,487,623
General and administrative expense	3,618,523	4,360,664	9,026,457	12,499,309
Depreciation and amortization	433,927	593,862	910,160	1,405,937

Total operating expenses	24,651,975	32,718,599	59,377,282	92,392,869

Operating income	3,567,391	4,628,538	7,975,692	12,207,205

Other (income) expense:
Interest expense	98,504	352,404	326,217	572,929
Interest income	(43,188)	(91,040)	(131,525)	(198,546)

Income before income taxes	3,512,075	4,367,174	7,781,000	11,832,822
Provision for income taxes	1,404,670	1,784,939	3,112,240	4,778,663

Net income	$2,107,405	$2,582,235	$4,668,760	$7,054,159

Earnings per common share:
Basic	$0.22	$0.27	$0.51	$0.73

Diluted	$0.22	$0.26	$0.50	$0.72

Weighted-average number of common shares outstanding:
Basic	9,466,470	9,743,061	9,129,979	9,618,849
Diluted	9,584,133	9,970,822	9,265,621	9,816,149

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2004	2005
Operating activities
Net income	$4,668,760	$7,054,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	511,424	659,788
Amortization	398,736	746,149
Amortization of deferred financing costs and discount on investment	75,818	90,155
Deferred income taxes	—	344,711
Stock compensation	128,995	—
Tax benefit upon exercise of stock options	468,748	515,819
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(4,228,617)	(871,265)
Management fee receivable	(1,111,204)	(1,052,966)
Other receivables	—	(2,363,016)
Prepaid expenses and other	(713,833)	(145,987)
Reinsurance liability reserve	—	2,224,239
Accounts payable and accrued expenses	2,146,051	716,078
Deferred revenue	720,382	(525,476)

Net cash provided by operating activities	3,065,260	7,392,388
Investing activities
Purchase of property and equipment	(624,252)	(668,818)
Purchase of intangibles	(1,641,059)	(2,141,918)
Acquisition of businesses, net of cash acquired	(15,826,813)	(23,365,828)
Redemption of held-to-maturity investments	4,000,000	—
Advances to unconsolidated affiliate	(875,000)	—
Restricted cash for contract performance	(613,325)	(989,175)
Purchase of short-term investments	—	(818,173)
Settlement note from former related party	—	(116,662)

Net cash used in investing activities	(15,580,449)	(28,100,574)
Financing activities
Net (payments) borrowings on revolving note	(21,674)	586,897
Payments of capital leases	(66,951)	(135,389)
Proceeds from common stock issued pursuant to stock option exercise	419,014	2,253,746
Proceeds from common stock offering, net	12,649,064	—
Proceeds from long-term debt	—	18,500,000
Debt financing costs	(100,000)	(199,940)
Repayments of short-term debt	(1,400,000)	—
Repayments of long-term debt	(2,100,000)	(936,112)

Net cash provided by financing activities	9,379,453	20,069,202

Net change in cash	(3,135,736)	(638,984)
Cash at beginning of period	15,004,235	10,657,483

Cash at end of period	$11,868,499	$10,018,499

Supplemental cash flow information
Notes payable issued for acquisition of business	$1,000,000	$776,000

Common stock issued for acquisition of business	$—	$3,017,608

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

September 30, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

2. Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under contracts ranging from capitation to fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in Arizona, California, Colorado, Delaware, Georgia, Florida, Illinois, Indiana, Maine, Massachusetts, Michigan, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the District of Columbia.

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

Restricted Cash

At December 31, 2004 and September 30, 2005, the Company had approximately $961,000 and $2.0 million of restricted cash, respectively. Of the $2.0 million of restricted cash at September 30, 2005, $175,000 serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. Furthermore, $1.8 million serves as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs. At September 30, 2005, the cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in certificates of deposit.

Short-Term Investments

As part of its cash management program, the Company from time to time maintains short-term investments. These investments have a term to earliest maturity of less than one year and are comprised of certificates of deposit. These investments are carried at cost, which approximates market.

Accounts Receivable and Allowance for doubtful accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company evaluates the collectibility of its accounts receivable on a monthly basis. The Company determines the appropriate allowance for doubtful accounts based upon specific identification of individual accounts and review of aging trends. Any account receivable older than 365 days is generally deemed uncollectible and written off or fully allowed for.

The Company considers payer correspondence and payer assurances when evaluating the collectibility of accounts receivable. Amounts where collection is considered to be probable are deemed to be collectible. If the financial condition of the Company’s payers were to deteriorate, additions to the Company’s allowance for doubtful accounts may be required. In circumstances where the Company is aware of a specific payer’s inability to meet its financial obligation to it, the Company records a specific addition to its allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect.

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

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to certain management contracts and customer relationships acquired in 2004 and during the nine months ended September 30, 2005 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

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

While the Company uses discounted cash flows to value intangible assets, the Company has elected to use the straight-line method of amortization to determine amortization expense. Under certain conditions the Company may assess the recoverability of the unamortized balance of its long-lived assets based on expected future cash flows. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss.

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income as reported	$2,107,405	$2,582,235	$4,668,760	$7,054,159
Add—Employee stock-based compensation expense included in reported net income, net of income tax benefit	25,751	—	77,397	—
Less—Employee stock-based compensation expense determined under fair value based method for all awards, net of income tax benefit	285,315	550,902	692,243	1,408,873

Adjusted net income	$1,847,841	$2,031,333	$4,053,914	$5,645,286

Earnings per share:
Basic—as reported	$0.22	$0.27	$0.51	$0.73

Basic—as adjusted	$0.20	$0.21	$0.44	$0.59

Diluted—as reported	$0.22	$0.26	$0.50	$0.72

Diluted—as adjusted	$0.19	$0.20	$0.44	$0.58

Loss Reserves for Certain Reinsurance and Self-Funded Insurance Programs

General and Professional Liability and Workers’ Compensation

Prior to April 12, 2005, the Company had general and professional liability coverage with a $500,000 self-insured retention for each claim through a third party insurer. In addition, prior to May 16, 2005 the Company had first dollar coverage for workers’ compensation costs with third party insurers. Effective May 16, 2005, the Company began reinsuring a substantial portion of its general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by the Company under reinsurance programs through its wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), incorporated and licensed under the laws of the State of Arizona. The Company established SPCIC in order to better manage risks and the annual expenditures for general and professional liability and workers’ compensation insurance coverage. It is expected that the formation of SPCIC will enable the Company to provide for: (1) long-term stable insurance programs, (2) increased control over claims management and risk control administration and (3) reduced overall insurance costs associated with general and professional liability and workers’ compensation insurance coverage. The Company primarily utilizes SPCIC as a risk management and cost containment tool.

The Company’s general and professional liability and workers’ compensation reinsurance programs are fronted by two third party insurers for a predetermined amount; one for general and professional liability and one for workers’ compensation liability. These third party insurers also provide coverage to certain designated entities managed by the Company. SPCIC reinsures both of these third party insurers for certain claims as described below.

SPCIC reinsures the third party insurer for general and professional liability exposures for the first dollar of each and every loss up to $250,000 per loss with no annual aggregate limit. The reinsurance premium for the first policy year ending April 12, 2006 of approximately $785,000 covers the reinsured portion of the actuarially determined expected losses for the same period of approximately $512,000 and the operations budget of SPCIC of approximately $273,000. The third party insurer provides general and professional liability coverage up to $750,000 per occurrence in excess of the $250,000 reinsured limit with an annual aggregate limit of $3.0 million for both the general liability and professional liability portions of the coverage. The Company utilizes analyses prepared by third party administrators and independent actuaries based on historical claims information to support the required liability and related expense. If the Company’s actual reinsured losses and the reinsured losses of certain designated entities it manages were to exceed the reinsured portion of the actuarially determined expected losses of approximately $512,000 in the first policy year ending April 12, 2006, the Company’s additional exposure would be recognized as an increase to the Company’s general and administrative expense in its consolidated statements of operations in the period such exposure became known.

The Company also purchased an umbrella liability insurance policy with an effective date of July 1, 2005, providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy. The general and professional liability policy limits, combined with the umbrella policy, are now $2.0 million per occurrence with an annual aggregate limit of $4.0 million.

Under the Company’s workers’ compensation reinsurance program, SPCIC reinsures a third party insurer for the first $250,000 per occurrence with no annual aggregate limit. The third party insurer provides workers’ compensation coverage up to statutory limits. The reinsurance premium for the first policy year ending May 15, 2006 of approximately $774,000 equals the reinsured portion of the expected losses for the same period based upon management’s judgment using the Company’s past experience and industry experience. If the Company’s actual reinsured losses and the reinsured losses of certain designated entities it manages were to exceed the reinsured portion of the expected losses of approximately $774,000 in the first policy year ending May 15, 2006, the Company’s additional exposure would be recognized as an increase to the Company’s payroll and related costs in its consolidated statements of operations in the period such exposure became known. The Company’s reserve levels are evaluated on a quarterly basis. While the Company’s workers’ compensation liability reserve levels are based upon management’s judgment using the Company’s past experience and industry experience as of September 30, 2005, insurance regulations require that the Company record reserve levels equal to or greater than an independent actuary’s estimate of expected losses under the Company’s workers’ compensation reinsurance program by the end of SPCIC’s fiscal year, which is December 31. This regulatory requirement may result in the Company recording an additional amount of reserve at December 31, 2005. Any necessary adjustments are recognized as an adjustment to general and administrative expense in the Company’s consolidated statements of operations.

The Company records a provision for losses incurred but not reported, based on the recommendations of an independent actuary and management’s judgment using its past experience and industry experience. SPCIC has restricted cash of $1.8 million at September 30, 2005, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of certain claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and management’s judgment using historical data, and industry and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company. Approximately 28% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by the Company that are covered under SPCIC’s reinsurance programs.

Health Insurance

Effective July 1, 2005, the Company began offering its employees and employees of certain entities it manages an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims to $8.0 million for the program year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. Beginning July 1, 2005, the Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally 1 – 2 months. The liability for the self-funded health plan of approximately $836,000 as of September 30, 2005 is recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheet.

The Company charges its employees and employees of certain entities it manages a portion of the costs of its self-funded and non self-funded health programs, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between the Company’s projections and its actual experience is borne by the Company. The Company is estimating potential obligations for liabilities under this program to reserve what it believes to be a sufficient amount to cover liabilities based on its past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what the Company reserves could have a material adverse effect on its financial results.

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for the Company’s reinsurance and self-funded insurance programs.

Reclassification

Certain amounts have been reclassified in prior periods in order to conform with the current period presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board finalized SFAS 123R, “Share-Based Payment”, effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R is permitted, but not required. The Company will implement SFAS 123R beginning January 1, 2006 using the modified prospective method and is in the process of determining the effect this pronouncement will have on the Company’s consolidated financial statements.

3. Other Receivables

Based on certain provisions of the Company’s loan and security agreement with Healthcare Business Credit Corporation (“HBCC”), all of the Company’s collections on account related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to HBCC. Any amounts so collected which exceed amounts due HBCC under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with HBCC resulting in a receivable from

HBCC in an amount equal to the excess of collections on account related to the Company’s operating activities and amounts due HBCC under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. As of September 30, 2005, the amount due the Company from HBCC under this arrangement totaled approximately $2.4 million and was classified as “Other receivables” in the Company’s consolidated balance sheet.

4. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2004	September 30, 2005
Prepaid payroll	$1,498,028	$—
Prepaid insurance	585,312	1,443,871
Other	664,146	1,642,721

Total prepaid expenses and other	$2,747,486	$3,086,592

5. Property and equipment

On September 30, 2005, the Company entered into and closed on a sales agreement to sell its corporate office building in Tucson, Arizona for $520,000 and, under a separate agreement, leased the property back effective October 1, 2005. The buyer issued a promissory note to the Company in the principal amount of $470,000 less a down payment of $50,000. The 25 year note bears interest of 6.02% per annum and provides for interest only payments for the first 180 days at which time the buyer is expected to obtain third-party financing. In accordance with a separate agreement, the Company and buyer may rescind the sales agreement and unwind the transaction within 180 days from September 30, 2005 if the appraised value of the property is less than the purchase price or the buyer does not pre-pay the note. For accounting and reporting purposes, the Company accounted for this transaction using the deposit method.

6. Acquisitions

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

On June 13, 2005, the Company acquired all of the equity interest in Children’s Behavioral Health, Inc. (“CBH”), a Pennsylvania provider of home and school based social services for children, for a total purchase price of approximately $14.5 million, subject to certain working capital adjustments. The purchase price consisted of $10.0 million in cash, 117,371 shares of the Company’s unregistered common stock valued at $3.0 million, and an unsecured, subordinated promissory note in the principal amount of approximately $776,000 after deducting certain credits related to preliminary working capital adjustments of approximately $724,000. The number of shares of the Company’s unregistered common stock issued in connection with this transaction and the principal and accrued interest thereon related to the promissory note may be subsequently adjusted in accordance with the terms and conditions of the purchase agreement. The results of operations of CBH were included in the Company’s consolidated statement of operations from the effective date of acquisition to September 30, 2005.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$10,000,000
Note ($1.5 million less approximately $724,000 for certain working capital adjustments)	776,278
Common shares	3,017,608
Estimated costs of acquisition	420,530

$14,214,416

Allocated to:
Working capital	$833,628
Deferred tax liability	(2,218,858)
Intangibles	5,078,000
Goodwill	10,521,646

$14,214,416

Currently, the above goodwill is not expected to be tax deductible.

On August 22, 2005, the Company purchased all of the equity interest in Maple Services, LLC, a Colorado limited liability corporation, and Maple Star Nevada, a Nevada corporation, collectively referred to as Maple Star. Maple Services, LLC is a for-profit management company that provides management services to Oregon and Colorado not-for-profit providers of foster care services and Maple Star Nevada provides therapeutic foster care services in several Nevada locations. The purchase price of $8.4 million (less $840,000 which was placed into escrow as security for any indemnification obligations for one year from August 22, 2005 and less certain additional adjustments contained in the purchase agreement) consisted of cash. The acquisition was retroactively effective as of August 1, 2005. The results of operations of Maple Star were included in the Company’s consolidated statement of operations from the effective date of acquisition to September 30, 2005.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$8,400,000
Estimated costs of acquisition	181,899

$8,581,899

Allocated to:
Working capital	$1,299,189
Deferred tax liability	(984,478)
Intangibles	2,928,000
Goodwill	5,339,188

$8,581,899

Currently, the above goodwill is not expected to be tax deductible.

On September 20, 2005, the Company acquired all of the equity interests in Transitional Family Services, Inc. and AlphaCare Resources, Inc., (collectively “AlphaCare”). AlphaCare provides in-home and professional therapy services in several Georgia locations and administers one of the largest family preservation programs in the State of Georgia. The purchase price consisted of cash of approximately $4.7 million (less $472,692 which was placed into escrow as security for any indemnification obligations for 18 months from September 20, 2005 and less certain additional adjustments contained in the purchase agreement). In addition, the purchase agreement contains a provision that requires the Company to collect and pay to the sellers certain accounts receivable of AlphaCare specified in the purchase agreement during the 90 days following the closing and the Company is obligated to pay the sellers not less than $400,000 under this provision. The results of operations of AlphaCare were included in the Company’s consolidated statement of operations from the effective date of acquisition to September 30, 2005.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$4,726,922
Additional consideration to be paid	400,000
Estimated costs of acquisition	180,697

$5,307,619

Allocated to:
Working capital	$111,825
Deferred tax liability	(6,513)
Intangibles	—
Goodwill	5,202,307

$5,307,619

The valuation of intangibles related to the acquisition of AlphaCare was not completed as of the filing date of this report. Therefore, the portion of the purchase price that would be allocated to intangibles was allocated to goodwill as of September 30, 2005. Amounts will be allocated to intangibles upon completion of the valuation. Currently, the above goodwill is expected to be tax deductible.

The cash portion of the purchase price of these acquisitions was partially funded from our credit facility with HBCC.

Goodwill and Intangibles

The amount allocated to intangibles represents acquired customer relationships and management contracts. The Company valued customer relationships and management contracts acquired in these acquisitions based on expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services in the case of customer relationships and management and administrative services provided to the managed entities with respect to acquired management contracts. No significant residual value is estimated for these intangibles. Amortization of the acquired customer relationships will be recognized on a straight-line basis over an estimated useful life of 5 - 15 years.

Changes in goodwill were as follows:

Balance at December 31, 2004	$24,717,145
Adjustment to costs of the Aspen Companies acquisition	72,144

Balance at March 31, 2005	$24,789,289
CBH acquisition	7,519,267

Balance at June 30, 2005	$32,308,556
Maple Star acquisition	5,339,188
AlphaCare acquisition	5,202,307
Adjustment to costs of the Aspen Companies acquisition	(266,717)
Adjustment to costs of the CBH acquisition	783,521
Subsequent recognition of certain deferred tax assets and liabilities related to the Aspen Companies and CBH	3,091,506

Balance at September 30, 2005	$46,458,361

In May 2005, the Company paid $1.8 million and in October 2005 it paid another $327,000 pursuant to terms of the definitive agreement whereby the Company acquired all of the rights under an existing management agreement with Care Development of Maine (“CDOM”) in June 2004. The additional cost of acquiring the management agreement with CDOM has been allocated to intangible assets as contract acquisition costs and is being amortized on a straight-line basis over the remaining life of the agreement.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of CBH, Maple Star and AlphaCare had occurred on January 1, 2004. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2004.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenue	$32,802,968	$38,260,722	$80,717,194	$113,990,712
Net income	$2,293,670	$2,363,621	$5,153,842	$7,135,656
Diluted earnings per share	$0.24	$0.24	$0.55	$0.73

7. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2004	September 30, 2005
6% unsecured notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 through July 2007	$1,000,000	$700,000
5% unsecured note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	—	776,278
$25,000,000 revolving note, LIBOR plus 3.5% (effective rate of 7.3% at September 30, 2005) through June 2010	—	586,897
$25,000,000 term note, LIBOR plus 4.0% with interest payable monthly with each installment of principal through June 2010	—	17,863,888

	1,000,000	19,927,063
Less current portion	300,000	4,620,230

	$700,000	$15,306,833

On June 28, 2005, the Company entered into a second amended and restated loan and security agreement (“Second Amended Loan Agreement”) with HBCC. The Second Amended Loan Agreement provides for an increase in the amount the Company may borrow under the revolving line of credit from $10.0 million to $25.0 million and an increase in the amount it may borrow under the acquisition term loan from $10.0 million to $25.0 million subject to certain conditions. The amount the Company may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to HBCC’s approval and are payable in consecutive monthly installments as determined under the Second Amended Loan Agreement.

Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market (“LIBOR”), applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5% - 4.0% in the case of the revolving line of credit and 4.0% - 4.5% in the case of the acquisition term loan subject to certain adjustments based upon the Company’s debt service coverage ratio. In addition, the Company is subject to a 0.5% fee per annum on the unused portion of the available funds as determined in accordance with certain provisions of the Second Amended Loan Agreement as well as certain other administrative fees.

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

At December 31, 2004 and September 30, 2005, the Company’s available credit under the revolving line of credit was $10.0 million and $11.9 million. In accordance with certain provisions of the Second Amended Loan Agreement, the Company may activate an increase in the available credit under the revolving line of credit subject to certain conditions up to $25.0 million.

8. Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2004 and September 30, 2005, there were 9,486,879 and 9,798,680 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares) and no shares of preferred stock outstanding.

During the nine months ended September 30, 2005, the Company granted 653,000 ten year options under its 2003 stock option plan to directors, executive officers and key employees to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The option exercise prices range from $19.60 to $30.57 and the options vest in equal installments over time ranging from three to four years. In addition, the weighted-average fair value of the options granted during the nine months ended September 30, 2005 totaled $7.55 per share. During the nine months ended September 30, 2005, the Company issued 70,185 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 stock option and incentive plan, and 124,245 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 stock option plan.

9. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Numerator:
Net income	$2,107,405	$2,582,235	$4,668,760	$7,054,159

Denominator:
Denominator for basic earnings per share—weighted-average shares	9,466,470	9,743,061	9,129,979	9,618,849
Effect of dilutive securities:
Common stock options	117,663	227,761	135,642	197,300

Denominator for diluted earnings per share— adjusted weighted-average shares assumed conversion	9,584,133	9,970,822	9,265,621	9,816,149

Basic earnings per share	$0.22	$0.27	$0.51	$0.73

Diluted earnings per share	$0.22	$0.26	$0.50	$0.72

For the three months ended September 30, 2005, employee stock options to purchase 1,446 shares of common stock and, for the nine months ended September 30, 2005, employee stock options to purchase 2,561 shares of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would be antidilutive.

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

In connection with the acquisition of CBH on June 13, 2005, the Company issued 117,371 shares of its unregistered common stock and a promissory note in the principal amount of approximately $776,000, after deducting certain credits related to preliminary working capital adjustments of approximately $724,000, with a fixed interest rate of 5%. The number of shares of the Company’s unregistered common stock issued in connection with this transaction and the principal and accrued interest thereon related to the promissory note may subsequently be adjusted in accordance with the terms and conditions of the purchase agreement. With respect to the promissory note, the principal and accrued interest thereon may subsequently be adjusted upwards to $1.5 million or downward to zero in accordance with the terms and conditions of the purchase agreement.

The Company may be obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million under an earn out provision as such term is defined in the purchase agreement related to the purchase of Maple Star described in note 6.

In connection with the acquisition of AlphaCare described in note 6, the Company may be obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. Moreover, the purchase agreement contains a provision that requires the Company to collect and pay to the sellers certain accounts receivable of AlphaCare specified in the purchase agreement during the 90 days following the closing and the Company is obligated to pay the sellers not less than $400,000 under this provision.

The Internal Revenue Service is currently examining the Company’s tax return for the period July 1, 2003 to December 31, 2003. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

12. Transactions with Related Parties

In June 1999, the Company was issued a promissory note by a not-for-profit affiliate in the amount of $461,342. The note bears interest at a rate of 9% per annum and was due in June 2004. On February 20, 2003, a new promissory note in the same amount was issued by the not-for-profit affiliate which extends the due date for repayment of principal and unpaid accrued interest to February 2008 and lowered the interest rate to 5% per annum. Interest income of approximately $15,000 was recorded for the nine months ended September 30, 2004 and 2005. The balance of the note at December 31, 2004 and September 30, 2005 was approximately $407,000 and is reflected in the accompanying consolidated balance sheets as “Notes receivable”.

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the chairman of the board of Qualifacts Systems, Inc. Qualifacts is a specialized health care information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and continues for five years. This agreement may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $57,000 for each of the nine months ended September 30, 2004 and 2005.

In connection with the acquisition of Pottsville Behavioral Counseling Group, Inc. and the establishment of a management agreement with The ReDCo Group (“ReDCo”) in May 2004, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of ReDCo in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. Interest income of approximately $4,700 and $20,000 was earned for the nine months ended September 30, 2004 and 2005, respectively. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. At December 31, 2004 and September 30, 2005, the balance of the note was $875,000 and is reflected in the accompanying consolidated balance sheet as “Current portion of notes receivable”.

Beginning in 2004, the Company began using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Fletcher McCusker, the Company’s chief executive officer. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,095 per flight hour. For the nine months ended September 30, 2005, the Company reimbursed Las Montanas Aviation, LLC approximately $40,000 for use of the airplane for business travel purposes.

13. Subsequent Events

Effective October 1, 2005, the Company acquired all of the equity interests in Drawbridges Counseling Services, LLC, a provider of home based and case management services in Kentucky and Oasis Comprehensive Foster Care Services LLC, a foster care child placement agency licensed in Kentucky. These agencies were acquired for a purchase price of $450,000 (subject to certain working capital adjustments), which consisted of $400,000 in cash and a one year $50,000 unsecured, subordinated promissory note. The promissory note bears interest of 6% with principal and any accrued but unpaid interest due October 1, 2006. The cash portion of the purchase price of this acquisition was partially funded from our revolving line of credit with HBCC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of and in response to the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of September 30, 2005, we provided services directly and through the entities we manage to over 34,000 clients from 204 locations in 24 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and provider managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

Effective May 16, 2005, we began reinsuring a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. In addition, effective July 1, 2005, we began self-funding a substantial portion of our employee health insurance program which we also offer to employees of certain entities we manage. These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and fluctuating insurance premium rates.

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

How we earn our revenue

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. These revenues are presented in our consolidated statements of operations as either revenue from home and community based services or foster care services.

Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either based upon a percentage of the revenue of the managed entity or a predetermined fee. These revenues are presented in our consolidated statements of operations as management fees. Because we provide substantially all administrative functions for these entities and our management fees are largely dependent upon their revenues, we also monitor for management and disclosure purposes the revenues of our managed entities. We refer to the revenues of these entities as managed entity revenue. In addition, from time to time, we provide short-term consulting services to other social services organizations for which we receive consulting fees that are a fixed amount per contract. Any such consulting revenues are presented in our consolidated statement of operations as management fees.

How we grow our business and evaluate our performance

Our business grows internally, through organic expansion into new markets, increases in the number of clients served under contracts we or our managed entities are awarded, and externally through acquisitions.

We typically pursue organic expansion into markets that are contiguous to our existing markets or where we believe we can quickly establish a significant presence. When we expand organically into a market, we typically have no clients or perform no management services in the market and are required to incur start-up costs including the costs of space, required permits and initial personnel. These costs are expensed as incurred and our new offices can be expected to incur losses for a period of time until we adequately grow our revenue from clients or management fees.

We also pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage in expanding through acquisitions. We also must integrate the acquired business into our operations which could disrupt our business and we may not be able to realize operating and economic efficiencies upon integration. Finally, our acquisitions involve purchase prices in excess of the fair value of tangible assets and cash or receivables. This excess purchase price is allocated to intangible assets and are subject to periodic evaluation and impairment or other write downs that are charges against our earnings.

In all our markets we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served, as that particular metric is the key driver of our revenue growth. We also focus on the number of employees as that is our most important variable cost and the key to the management of our operating margins.

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

On August 22, 2005, we purchased all of the equity interest in Maple Services, LLC, a Colorado limited liability corporation, and Maple Star Nevada, a Nevada corporation, collectively referred to as Maple Star. Maple Services, LLC is a for-profit management company that provides management services to Oregon and Colorado not-for-profit providers of foster care services and Maple Star Nevada provides therapeutic foster care services in several Nevada locations. The purchase price of $8.4 million (less $840,000 which was placed into escrow as security for any indemnification obligations for one year from August 22, 2005 and less certain additional adjustments contained in the purchase agreement) consisted of cash. In addition, we may be obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million under an earn out provision as such term is defined in the purchase agreement.

On September 20, 2005, we acquired all of the equity interests in Transitional Family Services, Inc. and AlphaCare Resources, Inc., collectively referred to as “AlphaCare”. AlphaCare provides in-home and professional therapy services in several Georgia locations and administers one of the largest family preservation programs in the State of Georgia. The purchase price consisted of cash of approximately $4.7 million (less $472,692 which was placed into escrow as security for any indemnification obligations for 18 months from September 20, 2005 and less certain additional adjustments contained in the purchase agreement). In addition, we may be obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. Moreover, the purchase agreement contains a provision that requires us to collect and pay the sellers certain accounts receivable of AlphaCare specified in the purchase agreement during the 90 days following the closing and we are obligated to pay the sellers not less than $400,000 under this provision.

Effective October 1, 2005, we acquired all of the equity interests in Drawbridges Counseling Services, LLC, a provider of home based and case management services in Kentucky and Oasis Comprehensive Foster Care Services LLC, a foster care child placement agency licensed in Kentucky, collectively referred to as Drawbridges. We acquired these agencies for a purchase price of $450,000 (subject to certain working capital adjustments), which consisted of $400,000 in cash and a one year $50,000 unsecured, subordinated promissory note.

The cash portion of the purchase price of these acquisitions was partially funded from our credit facility with HBCC.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require our most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, our management agreement relationships and loss reserves for certain reinsurance and self-funded insurance programs.

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

Fee-for-service contracts. Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 62.5% and 62.6% of our revenue for the nine months ended September 30, 2004 and 2005.

Cost based service contracts. Revenues from our cost based service contracts are generally recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 7.7% and 16.9% of our revenue for the nine months ended September 30, 2004 and 2005.

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

Effective July 1, 2004, the case rate contract was amended to be an annual block purchase contract. In exchange for one-twelfth of the established annual contract amount each month, the agreement specifies that we are to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of services including but not limited to intake, assessment, eligibility, case management and therapeutic services. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

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

We recognize revenue from this contract equal to the lesser of a specified encounter value, which represents the actual level of services rendered, or the contract amount. For the three months ended September 30, 2005, revenues under the annual block purchase contract totaled approximately $4.0 million. The payer has not reduced or suspended payments to us. We believe that our encounter data is sufficient to have earned all amounts paid to us under the amended contract.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract. Our revenues under the previous case rate contract and for the first six months of 2004 and under the annual block purchase contract for the three months ended September 30, 2004 represented 13.1% of our total revenues. Our revenues under the annual block purchase contract and for the nine months ended September 30, 2005, represented 11.3% of our total revenues.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 10.8% and 8.1% of our revenue for the nine months ended September 30, 2004 and 2005.

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

In addition, as part of our reinsurance program, we reinsure a substantial portion of the general and professional liability and workers’ compensation cost of certain designated entities we manage through SPCIC. Further, we offer health insurance coverage to employees of certain entities we manage under our self-funded health insurance program. In exchange for this liability coverage we receive a reimbursement equal to the pro-rata share of certain of our managed entities’ costs to participate in our reinsurance and self-funded health insurance programs. We consider these arrangements to be among the array of management services we provide to certain of our managed entities. As a result, we record amounts received from these managed entities as management fees revenue. Revenues related to these arrangements totaled approximately $587,000 for the nine months ended September 30, 2005, and represented less than 1% of our revenue for the same period.

Consulting agreements. From time to time we may enter into consulting agreements with other entities that provide government sponsored social services. Under the agreements, we evaluate and make recommendations with respect to their management, administrative and operational services. We may continue to enter into consulting agreements on a small scale in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Fees earned pursuant to our consulting agreements represented less than 1.0% of our revenue for the nine months ended September 30, 2004 and 2005.

The costs associated with generating our management fee revenues are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

Accounts receivable and allowance for doubtful accounts

We evaluate the collectibility of our accounts receivable on a monthly basis. We determine the appropriate allowance for doubtful accounts based upon specific identification of individual accounts and review of aging trends. Any account receivable older than 365 days is generally deemed uncollectible and written off or fully reserved for.

We consider payer correspondence and payer assurances when evaluating the collectibility of accounts receivable. Amounts where collection is considered to be probable are deemed to be collectible. If the financial condition of our payers were to deteriorate, additions to our allowance for doubtful accounts may be required. In circumstances where we are aware of a specific payer’s inability to meet its financial obligation to us, we record a specific addition to our allowance for doubtful accounts to reduce the net recognized receivable to the amount we reasonably expect to collect.

Our write-off experience for the nine months ended September 30, 2004 and 2005 was less than 1.0% of revenue.

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

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. In connection with our acquisitions, we allocated a portion of the purchase consideration to certain management contracts and customer relationships based on the expected direct or indirect contribution to future cash flows on discounted cash flow basis over the useful life of the assets.

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

While we use discounted cash flows to value intangible assets, we have elected to use the straight-line method of amortization to determine amortization expense. Under certain conditions we may assess the recoverability of the unamortized balance of our long-lived assets based on expected future cash flows. If the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any long-lived asset is recognized as an impairment loss.

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

Loss reserves for certain reinsurance and self-funded insurance programs

We maintain reserves for obligations related to our reinsurance programs for our general and professional liability and workers’ compensation coverage and our self-funded health insurance program provided to our employees and employees of certain entities we manage. As of September 30, 2005, we had reserves of approximately $1.4 million for the general and professional liability and workers’ compensation programs and approximately $836,000 in reserve for our self-funded health insurance program which began July 1, 2005. We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to our general and professional liability coverage and our judgment based on our past experience and industry experience to support the required liability and related expense associated with our workers’ compensation coverage and health insurance coverage. With respect to our self-funded health insurance program, we also consider historical and projected medical utilization data when estimating our health insurance program liability and related expense. While our workers’ compensation liability reserve levels are based upon our judgment using our past experience and industry experience as of September 30, 2005, insurance regulations require that we record reserve levels equal to or greater than an independent actuary’s estimate of expected losses under our workers’ compensation reinsurance program by the end of SPCIC’s fiscal year, which is December 31. This regulatory requirement may result in us recording an additional amount of reserve at December 31, 2005. We record claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by independent actuaries with respect to our general and professional liability coverage and our past experience and industry experience with respect to our workers’ compensation coverage and health insurance coverage.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenues:
Home and community based services	77.6%	76.9%	73.7%	80.1%
Foster care services	11.9	11.7	14.6	10.7
Management fees	10.5	11.4	11.7	9.2

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	73.0	74.3	73.4	75.0
General and administrative expense	12.8	11.7	13.4	12.0
Depreciation and amortization	1.6	1.6	1.4	1.3

Total operating expenses	87.4	87.6	88.2	88.3

Operating income	12.6	12.4	11.8	11.7

Non-operating expense:
Interest expense, net	0.2	0.7	0.3	0.4

Income before income taxes	12.4	11.7	11.5	11.3
Provision for income taxes	4.9	4.8	4.6	4.6

Net income	7.5%	6.9%	6.9%	6.7%

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenues

	Three months ended September 30,		Percent change
	2004	2005
Home and community based services	$21,894,083	$28,700,355	31.1%
Foster care services	3,357,310	4,377,510	30.4%
Management fees	2,967,973	4,269,272	43.8%

Total revenue	$28,219,366	$37,347,137	32.3%

Home and community based services. The acquisition of CBH in June 2005, Maple Star in August 2005 and AlphaCare in September 2005 added, on a cumulative basis, approximately $2.4 million to home and community based services revenue for the three months ended September 30, 2005. We added over 1,200 clients as a result of these acquisitions and entered into the Georgia market and expanded our presence in the Nevada and Pennsylvania markets. Services in the District of Columbia which began in June 2004 yielded additional home and community based services revenue of approximately $518,000 for the three months ended September 30, 2005 as compared to the same period one year ago. Also, we received an additional $283,000 under our annual block purchase contract with the Community Partnership of Southern Arizona, or CPSA, in the three months ended September 30, 2005 to enhance our service offering. Excluding the acquisition of CBH, Maple Star and AlphaCare, start up services in the District of Columbia and the additional payment from CPSA, our home and community based services provided additional revenue of approximately $3.6 million for the three months ended September 30, 2005, as compared to the same prior year period due to client volume increases in new and existing locations. We experienced a net increase of approximately 2,300 new home and community based clients during the three months ended September 30, 2005 as compared to the same period in 2004, with increases at our existing and new locations.

Foster care services. The acquisition of Maple Star resulted in an increase in foster care services revenue of approximately $775,000 for the three months ended September 30, 2005 as compared to the same period one year ago. In our traditional home and community based markets such as Arizona and Virginia and in Delaware, where we are expanding our foster care services, our cross-selling efforts yielded an additional $425,000 of foster care services revenue from period to period. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on continuous expansion of our foster care services. Partially offsetting the increase in foster care services revenue were decreases in our Tennessee and Nebraska markets where we have experienced a decrease in the number of clients placed in foster homes due to systemic changes at the state level and lower inventory of licensed foster homes which resulted in lower foster care revenue of approximately $166,000 for the three months ended September 30, 2005 as compared to the same prior year period. In Tennessee certain changes at the state level have led to a shorter length of stay per client and a lower number of clients eligible to receive care and, in Nebraska the inventory of licensed foster homes has declined leading to a decrease in the number of clients placed in foster homes. We are exploring opportunities to permanently place foster care clients through adoption programs in Tennessee that we expect will mitigate the decline in foster care clients and the decrease in foster care services revenue. In addition, we are increasing our efforts to recruit additional homes in Nebraska which we expect will increase our foster care service offering.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $39.6 million for the three months ended September 30, 2005 as compared to $35.1 million for the same prior year period. The combined effects of business growth and the addition of two management agreements acquired in connection with the acquisition of Maple Star added approximately $447,000 in additional management fees revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. In addition, we entered into several short-term consulting agreements in September 2005 which added another $467,000 to management fees revenue for the three months ended September 30, 2005 and resulted in an increase in management fees revenue of approximately $267,000 as compared to the same three month period one year ago. Further, we earned an additional $587,000 for the three months ended September 30, 2005 under our reinsurance and self-funded health insurance programs in which certain of the entities we manage participate. No such amounts were recorded in the same prior year period as our reinsurance and self-funded health insurance programs did not exist until 2005.

Operating expenses

Client service expense. Client service expense includes the following for the three months ended September 30, 2004 and 2005:

	Three months ended September 30,		Percent change
	2004	2005
Payroll and related costs	$15,456,250	$20,539,322	32.9%
Purchased services	2,557,710	4,273,246	67.1%
Other operating expenses	2,567,022	2,951,505	15.0%
Stock based compensation	18,543	—	-100.0%

Total client service expense	$20,599,525	$27,764,073	34.8%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of our increasing client numbers requiring us to hire more service personnel, our payroll and related costs increased for the three months ended September 30, 2005, as compared to the same prior year period, as we added 346 new direct care providers, administrative staff and other employees. In addition, we added 321 new employees in connection with the acquisition of CBH, Maple Star and AlphaCare which resulted in an increase in payroll and related costs of approximately $1.7 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 54.8% for the three months ended September 30, 2004 to 55.9% for the three months ended September 30, 2005 primarily due to our efforts to increase the number of employees to service our internal growth.

Purchased services. Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the three months ended September 30, 2005 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. As a percentage of revenue, purchased services increased from 9.1% for the three months ended September 30, 2004 to 11.6% for the three months ended September 30, 2005. Increases in referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract in Arizona resulted in a substantial increase in purchased services expense which outpaced the percentage growth in revenue for the three months ended September 30, 2005.

Other operating expenses. As a result of our organic growth during the last twelve months ended September 30, 2005, we added several new locations that contributed to an increase in other operating expenses for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004. The acquisition of CBH, Maple Star and AlphaCare added approximately $83,000 to other operating expenses for the three months ended September 30, 2005. As a percentage of revenue other operating expenses decreased from 9.1% to 8.0% from period to period primarily due to our assessment of the collectibility of certain accounts receivable.

Stock based compensation. Stock based compensation of approximately $19,000 for the three months ended September 30, 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options. All such costs were fully amortized by December 31, 2004. Stock options granted to employees under our 2003 stock option plan were granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Three months ended September 30,		Percent change
2004	2005
$3,618,523	$4,360,664	20.5%

We adjusted our reserves for general and professional liability, workers’ compensation liability and health insurance program liability to be in line with the third-party insurer’s actuary estimate under our reinsurance and self-funded health insurance programs and our judgment using past experience and, with respect to our health insurance program liability, projected medical utilization data. This adjustment resulted in a decrease in general and administrative expense of approximately $168,000 for the three months ended September 30, 2005 as compared to the same prior year period. In addition, amounts accrued under the 2005 annual incentive compensation plan as of June 30, 2005 were reversed in the three months ended September 30, 2005 as we expect that the criteria for bonus pay out under the 2005 Annual Incentive Compensation Plan will not be met. This adjustment resulted in a decrease to general and administrative expense of approximately $142,000 for the three months ended September 30, 2005 as compared to the same prior year period. The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees, insurance costs related to certain managed entities we cover under our reinsurance and self-funded health insurance programs as well as increased professional fees related to increased services provided for regulatory compliance partially offset the decreases in general and administrative expense described above by approximately $758,000 for the three months ended September 30, 2005 as compared the three months ended September 30, 2004. Additionally, as a result of our growth during the last twelve months ended September 30, 2005, rent and facilities management increased approximately $294,000 in part due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased to 10.3% for the three months ended September 30, 2005 from 12.8% for the three months ended September 30, 2004 primarily due to the decreases in general and administrative expense described above.

Depreciation and amortization.

Three months ended September 30,		Percent change
2004	2005
$433,927	$593,862	36.9%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of approximately $71,000 related to the acquisition of Pottsville Behavioral Counseling Group, Inc., or Pottsville, CBH, Maple Star and AlphaCare. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with Care Development of Maine, or CDOM, FCP, Inc., or FCP, and Maple Star and increased depreciation expense primarily due to the addition of software and computer equipment. As a percentage of revenues, depreciation and amortization remained constant at 1.6% period to period.

Non-operating (income) expense

Interest expense. During 2005, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with HBCC which resulted in a higher level of debt for 2005 as compared to 2004. As a result, interest expense increased approximately $254,000 for the three months ended September 30, 2005 as compared to the same period one year ago.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenues

	Nine Months Ended September 30,		Percent Change
	2004	2005
Home and community based services	$49,606,683	$83,785,131	68.9%
Foster care services	9,866,982	11,248,312	14.0%
Management fees	7,879,309	9,566,631	21.4%

Total revenue	$67,352,974	$104,600,074	55.3%

Home and community based services. The acquisition of Pottsville in April 2004 and the Aspen Companies in July 2004 contributed approximately $13.2 million in home and community based services revenue for the nine months ended September 30, 2005 as compared to the same prior year period. In addition, we acquired CBH in June 2005, Maple Star in August 2005 and AlphaCare in September 2005 which added, on a cumulative basis, approximately $2.7 million to our home and community based services revenue for the nine months ended September 30, 2005. Further, services in the District of Columbia which began in June 2004 yielded additional home and community based services revenue of approximately $2.4 million for the nine months ended September 30, 2005 as compared to the same period last year. Also, we received an additional $1.6 million under our annual block purchase contract with CPSA in the nine months ended September 30, 2005 to enhance our service offering. Excluding the acquisition of the Aspen Companies, CBH, Maple Star and AlphaCare, start up services in the District of Columbia and the additional payment from CPSA, our home and community based services provided additional revenue of approximately $14.3 million for the nine months ended September 30, 2005, as compared to the same prior year period due to client volume increases in new and existing locations.

Foster care services. In our traditional home and community based markets such as Arizona and Virginia and in Delaware, where we are expanding our foster care services, our cross-selling efforts yielded an additional $1.5 million of foster care services revenue for the nine months ended September 30, 2005 as compared to the same period one year ago. We expect cross-selling activities will continue and provide additional revenues in the future as we focus on continuous expansion of our foster care services. The acquisition of Maple Star resulted in an increase in foster care services revenue of approximately $775,000 from period to period. Partially offsetting the increase in foster care services revenue were decreases in our Tennessee and Nebraska markets where we have experienced a decrease in the number of clients placed in foster homes due to systemic changes at the state level and lower inventory of licensed foster homes. In Tennessee certain changes at the state level have led to a shorter length of stay per client and a lower number of clients eligible to receive care which resulted in a decrease in foster care services revenue of approximately $531,000 for the nine months ended September 30, 2005 as compared to the same prior year period. In Nebraska the inventory of licensed foster homes has declined leading to a decrease in the number of clients placed in foster homes and a decrease in foster care services revenue of approximately $237,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. We are exploring opportunities to permanently place foster care clients through adoption programs in Tennessee that we expect will mitigate the decline in foster care clients and the decrease in foster care services revenue. In addition, we are increasing our efforts to recruit additional homes in Nebraska which we expect will increase our foster care service offering.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $112.9 million for the nine months ended September 30, 2005 as compared to $84.5 million for nine months ended September 30, 2004. The combined effects of business growth and the acquisition of the management agreements with CDOM, FCP, ReDCo and Maple Star yielded approximately $1.3 million in additional management fees revenue for the nine months ended September 30, 2005, as compared to the same prior year period, net of a decrease in management fees revenue from our amended management services agreement with Rio Grande described below. In addition, we entered into several short-term consulting agreements during September 2005 which added another $467,000 to management fees revenue for the nine months ended September 30, 2005. As compared to the nine months ended September 30, 2004, our revenue earned from short-term consulting agreements for the nine months ended September 30, 2005 was lower by approximately $167,000. Further, we earned an additional $587,000 for the three months ended September 30, 2005 under our reinsurance and self-funded health insurance programs in which certain of the entities we manage participate. No such amounts were recorded in the same prior year period as our reinsurance and self-funded health insurance programs did not exist until 2005.

On June 30, 2004, Rio Grande, received a notice canceling one of its provider HMO network contracts effective July 31, 2004. Subsequently, Rio Grande commenced negotiations for a new contract. Rio Grande and the payer agreed to continue their relationship under new terms. In connection with this agreement, we amended the management services agreement between us and Rio Grande to change the management fee charged to Rio Grande for certain management services from a per member per month based fee to a fixed fee per month. The fixed fee was comparable to the previous per member per month based fee and remained at this predetermined level until January 1, 2005, at which time the fixed fee was reduced. The new fixed fee had the effect of decreasing our management fees revenue from this management services agreement by approximately $489,000 for the first nine months of 2005 when compared to the nine months ended September 30, 2004. Partially offsetting this decrease was a management fee of $250,000 under the amended management services agreement with Rio Grande for start-up costs related to implementing pending changes to the Rio Grande behavioral health network described below.

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

In response to the modification of the State of New Mexico’s behavioral health services delivery system, the not-for-profit members of the Rio Grande behavioral health network began contracting directly with the administrative services entity chosen by the State of New Mexico to provide behavioral health services to recipients including Medicaid eligible recipients in southern New Mexico effective July 1, 2005. The then existing subcontracts with Rio Grande to provide the same behavioral health services were not renewed and contracts for certain administrative services to be provided by Rio Grande to the not-for-profit members of the Rio Grande behavioral health network were negotiated. Certain not-for-profit members of the Rio Grande behavioral health network signed management services agreements with us, effective July 1, 2005, whereby we provide certain management services directly to each not-for-profit member of the Rio Grande behavioral health network for a fee. The management fee pursuant to these management services agreements is either based on a percentage of the managed entities’ revenue or a flat fee and in total is comparable to the per member per month based management fee we previously charged to Rio Grande. Management fees revenue related to Rio Grande was approximately $1.0 million for the nine months ended September 30, 2005 and approximately $1.2 million for the same prior year period.

Operating expenses

Client service expense. Client service expense includes the following for the nine months ended September 30, 2004 and 2005:

	Nine Months Ended September 30,		Percent Change
	2004	2005
Payroll and related costs	$36,096,279	$57,982,844	60.6%
Purchased services	7,404,087	11,334,885	53.1%
Other operating expenses	5,884,432	9,169,894	55.8%
Stock based compensation	55,867	—	-100.0%

Total client service expense	$49,440,665	$78,487,623	58.8%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of increasing client numbers requiring us to hire additional service personnel, our payroll and related costs increased for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, as we added new direct care providers, administrative staff and other employees. In addition, we added new employees in connection with the acquisition of the Aspen Companies, CBH, Maple Star and AlphaCare which resulted in an increase in payroll and related costs of approximately $9.8 million for the nine months ended September 30, 2005. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 53.6% for the nine months ended September 30, 2004 to 55.8% for the same current year period primarily due to our efforts to increase the number of employees to service our growth.

Purchased services. Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the nine months ended September 30, 2005 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. Despite the increase in purchased services for the nine months ended September 30, 2005, as a percentage of revenue, purchased services remained relatively constant near 11.0% from period to period.

Other operating expenses. As a result of our organic growth during the last twelve months ended September 30, 2005, we added several new locations that contributed to an increase in other operating expenses for the nine months ended September 30, 2005 when compared to the same period one year ago. The acquisition of the Aspen Companies, CBH, Maple Star and AlphaCare added nearly $2.0 million to other operating expenses for the nine months ended September 30, 2005. As a percentage of revenue other operating expenses remained relatively constant at approximately 8.8% from period to period.

Stock based compensation. Stock based compensation of approximately $56,000 for the nine months ended September 30, 2004, represents stock and stock options granted to employees at prices and exercise prices less than the estimated fair value of our common stock on the date of the grant of such stock and stock options. All such costs were fully amortized by December 31, 2004. Stock options granted to employees under our 2003 stock option plan were granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Nine Months Ended September 30,		Percent Change
2004	2005
$9,026,457	$12,499,309	38.5%

We adjusted our reserves for general and professional liability, workers’ compensation liability and health insurance program liability to be in line with the third-party insurer’s actuary estimate under our reinsurance and self-funded health insurance programs and our judgment using past experience and, with respect to our health insurance program liability, projected medical utilization data. This adjustment resulted in a decrease in general and administrative expense of approximately $157,000 for the nine months ended September 30, 2005 as compared to the same prior year period. The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees, insurance costs related to certain managed entities we cover under our reinsurance and self-funded health insurance programs as well as increased professional services fees accounted for an increase of approximately $2.2 million of corporate administrative expenses for the nine months ended September 30, 2005. Furthermore, as a result of our growth during the last twelve months ended September 30, 2005, rent and facilities management increased $1.5 million in part due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased to 11.4% for the nine months ended September 30, 2005 from 13.4% for the same prior year period. Increases in revenue from both organic growth and acquisitions outpaced the growth in general and administrative expense for the nine months ended September 30, 2005.

Depreciation and amortization.

Nine Months Ended September 30,		Percent Change
2004	2005
$910,160	$1,405,937	54.5%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of approximately $259,000 related to the acquisition of Pottsville, the Aspen Companies, CBH, Maple Star and AlphaCare. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with CDOM, FCP, ReDCo and Maple Star and increased depreciation expense due to the addition of software and computer equipment during the last twelve months ended September 30, 2005. As a percentage of revenues, depreciation and amortization remained constant at 1.4% from period to period.

Non-operating (income) expense

Interest expense. During 2005, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with HBCC that resulted in a higher level of debt for 2005 as compared to 2004. As a result, interest expense increased approximately $247,000 for the nine months ended September 30, 2005 as compared to the same period one year ago.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Outlook

There are a number of external factors that drive our business such as Federal and state budgeting agendas and socio-economic dynamics. Historically, we benefited from budget tightness at the state and county level. As states re-prioritize their spending we believe we are a part of the solution to their budget issues. In addition, declines in socio-economic status of an increasing number of people in the United States continue to fuel the demand for our services. For example, Medicaid enrollment, poverty levels, the percentage of adults on parole and child abuse referrals have recently increased. The people who comprise these groups are eligible for our services. The percentage growth in these groups of people in need of behavioral health services is of a particular concern in the in-migration states in the south, west and Sunbelt regions of the country. Further, the aftermath of Hurricane Katrina added one million additional people to the behavioral health service system, but the funds to support needed behavioral health services have not been allocated.

Certain proposed budgetary cuts at the Federal level have slowed our historically high growth rate. In April 2005, Congress and the President approved the October 2005 to September 2006 Federal budget with a caveat to cut $35 billion dollars from the approved budget. The appropriation of over $60 billion dollars for Hurricane Katrina victims and the escalating cost of the Iraq war have created intense debate over budget priorities. Certain members of Congress argue that the proposed budget cuts of $35 billion should be increased and that these cuts should be aimed at Medicare and Medicaid funding. One legislative proposal would eliminate the medical health benefit available under Medicaid to 550,000 foster children, while other proposals have attacked the pharmacy benefit, block grants and defense. Some proposals have sought across the board cuts to every provider in the behavioral health services industry.

We believe that the budget uncertainty at the Federal level has resulted in a decrease in new commitments for our services at the state and county level resulting in delayed cost of living increases and postponed contract commencement. However, all of the proposed Federal budget cuts exceeding $35 billion that affect eligibility for Medicaid, funding behavioral health services, Medical benefits for children and foster care medical expense have been rejected at the Congressional committee level.

The proposed $35 billion Federal budget cut does include a reduction of future Medicaid spending by $4.2 billion dollars, which is targeted towards accounting loopholes in determining state matching dollars without eliminating any direct behavioral health services as well as by a proposed $1 billion of new funding to aid the poorest people in the country. Medicare has been slated for larger provider rate reductions, reinforcing our decision not to contract with Medicare or directly with Medicaid. Our payers remain small, diversified and spread out across the county.

As a result of the massive power outages in south Florida due to Hurricane Wilma we were hindered in our efforts to reach our clients there. We do not expect that the temporary disruption in our operations in south Florida will materially impact our revenues in that market.

We have met our 2005 revenue and earnings forecast in spite of the external factors affecting our business that are beyond our control. We are confident that, in spite of proposed Federal budget cuts, that our programs and services remain a preferred choice for many government payers. At the same time, we have experienced an increase in outstanding shares due primarily to option exercises; for the third quarter of 2005, our weighted average diluted shares outstanding was 9,971,000 shares compared to 9,827,000 weighted average diluted shares outstanding for the quarter ended June 30, 2005.

Our board of directors approved a proposed follow-on offering of 2,500,000 shares of our common stock (2,875,000 if the underwriters exercise the over-allotment option in full). The proceeds will be used to repay our nearly $19.0 million of debt and general corporate purposes, which may include future acquisitions. The new offering will be mildly dilutive at closing but will strengthen our liquidity and allow us to increase our acquisition activity. We have historically closed and integrated strategic acquisitions that have given us entry into new markets and expansion in our existing markets and have driven organic growth, and we believe we will continue to be able to rapidly close and integrate strategic acquisitions. While we regularly seek and evaluate possible acquisition opportunities, we have no current commitments with respect to material acquisitions.

Liquidity and capital resources

Our balance of cash and cash equivalents was $10.0 million at September 30, 2005, down from $10.7 million at December 31, 2004, primarily due to our acquisition activity during the nine months ended September 30, 2005 partially offset by cash provided by operating activities and proceeds from the issuance of stock related to the exercise of vested stock options during the nine months ended September 30, 2005. Of the total amount of cash at September 30, 2005, approximately $2.1 million is held by SPCIC to fund the activities and obligations of SPCIC. In addition, SPCIC is precluded from freely transferring funds through inter-company advances, loans or cash dividends. At September 30, 2005 and December 31, 2004, our debt was $19.9 million and $1.1 million (including two notes issued in connection with the acquisition of Dockside in January 2004, in the aggregate principal amount of $1.0 million and the note issued in connection with the acquisition of CBH, in the principal amount of approximately $776,000, and our capital lease obligation of approximately $135,000 at December 31, 2004), respectively.

Cash flows

Operating activities. Net cash from operations of $7.4 million for the nine months ended September 30, 2005, was provided primarily from net income of $7.1 million and the add back of non-cash depreciation and amortization expense, deferred financing costs amortization, the tax effect of stock option deduction and deferred income taxes of approximately $2.0 million. Working capital increased for the nine months ended September 30, 2005, with approximately $4.5 million provided by increases in our accounts receivable, management fee receivable, consulting fee receivable and other receivables partially offset by approximately $2.9 million increase in accounts payable, accrued expenses and reinsurance liability reserves due to increased amounts due for purchased services expense, income tax liability, accrued payroll, accrued foster parent payments and the required reserves related to our reinsurance programs. Revenue which was deferred in prior periods was earned during the nine months ended September 30, 2005 related to our operations in Arizona and California and resulted in a decrease in deferred revenue of approximately $525,000.

Investing activities. Net cash used in investing activities totaled approximately $28.1 million for the nine months ended September 30, 2005, and included net acquisition costs of approximately $23.4 million related to CBH, Maple Star and AlphaCare and adjustments to the costs related to the acquisition of Dockside and the Aspen Companies and additional contract acquisition costs of approximately $2.1 million related to the acquisition of the management agreement with CDOM. Additionally, we paid approximately $1.8 million to secure a standby letter of credit to guarantee available funds to pay claims losses of SPCIC under our general and professional liability and workers’ compensation reinsurance programs partially offset by the release of certain funds in the amount of approximately $786,000. These funds were invested in certificates of deposit that expired in July 2005 and were restricted to provide financial assurance that we would fulfill our obligations under certain social services contracts. The released funds of approximately $786,000 plus accrued interest of approximately $32,000 were reinvested in certificates of deposit pursuant to our cash management program. Further, we accepted a promissory note in the amount of approximately $117,000 in settlement of a claim. Finally, we spent approximately $669,000 for property and equipment.

Financing activities. For the nine months ended September 30, 2005, we generated cash of approximately $20.1 million in financing activities. We had net borrowings of $17.9 million under our credit facility in connection with the acquisition of CBH, Maple Star and AlphaCare and another $587,000 under our revolving line of credit and issued common stock related to the exercise of vested stock options which provided net proceeds of $2.3 million. Partially offsetting the increase in cash from financing activities was the repayment of amounts due under our notes payable related to the acquisition of Dockside of $300,000 and capital lease agreements of approximately $135,000. In addition, we paid approximately $200,000 to HBCC and outside legal counsel in connection with the amendment of our loan and security agreement.

Obligations and commitments

Credit facilities

On June 28, 2005, we entered into a second amended and restated loan and security agreement, or Second Amended Loan Agreement, with HBCC. The Second Amended Loan Agreement provides for an increase in the amount we may borrow under our revolving line of credit from $10.0 million to $25.0 million and an increase in the amount we may borrow under our acquisition term loan from $10.0 million to $25.0 million subject to certain conditions. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to HBCC’s approval and are payable in consecutive monthly installments as determined under the Second Amended Loan Agreement.

Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5% - 4.0% in the case of the revolving line of credit and 4.0% - 4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In addition, we are subject to a 0.5% fee per annum on the unused portion of the available funds as determined in accordance with certain provisions of the Second Amended Loan Agreement as well as certain other administrative fees.

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

Additionally, based on certain provisions of our loan and security agreement with HBCC, all of our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to HBCC. Any amounts so collected which exceed amounts due HBCC under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with HBCC resulting in a receivable from HBCC in an amount equal to the excess of collections on account related to our operating activities and amounts due HBCC under our loan and security agreement as of our reporting period cut-off date. As of September 30, 2005, the amount due us from HBCC under this arrangement totaled approximately $2.4 million and was classified as “Other receivables” in our consolidated balance sheet.

The remaining provisions of the Second Amended Loan Agreement remained substantially the same as those set forth in the first amended and restated loan and security agreement.

At September 30, 2005, we had net borrowings of $17.8 million under the acquisition term loan and borrowed approximately $587,000 under the revolving line of credit. We had available credit of $11.9 million on our revolving line of credit, and we were in compliance with all covenants. In accordance with certain provisions of the Second Amended Loan Agreement, we may activate an increase in the available credit under the revolving line of credit subject to certain conditions up to $25.0 million.

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

We issued a one year $50,000 unsecured, subordinated promissory note to the seller in connection with the acquisition of Drawbridges in October 2005. The promissory note bears interest of 6% with all accrued interest and unpaid principal due October 1, 2006. The principal and accrued but unpaid interest may be adjusted downward to zero for certain working capital adjustments as provided for in the purchase agreement.

Failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory notes issued to the former stockholders of Dockside, CBH and Drawbridges, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory notes, the unpaid principal and any accrued and unpaid interest may become due immediately. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

Contingent obligations

We may be obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million under an earn out provision as such term is defined in the purchase agreement related to the purchase of Maple Star.

In connection with the acquisition of AlphaCare we may be obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. Moreover, the purchase agreement contains a provision that requires us to collect and pay to the sellers certain accounts receivable of AlphaCare specified in the purchase agreement during the 90 days following the closing and we are obligated to pay the sellers not less than $400,000 under this provision.

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. Management fees generated under our management agreements represented 10.8% and 8.2% of our revenue for the nine months ended September 30, 2004 and 2005. Fees generated under short term consulting agreements represented less than 1.0% of our revenue for the nine months ended September 30, 2004 and 2005. (See “—Critical accounting policies and estimates—Revenue recognition”). In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2004 and September 30, 2005 totaled $5.0 million and $6.0 million, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of September 30 and December 31, 2004 and March 31, June 30 and September 30, 2005:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2004	$935,749	$916,579	$860,450	$1,402,976	$593,278
December 31, 2004	$886,440	$866,315	$949,436	$1,945,326	$375,888
March 31, 2005	$843,523	$848,517	$807,170	$2,210,418	$345,159
June 30, 2005	$1,048,493	$797,148	$922,168	$2,194,287	$360,053
September 30, 2005	$1,320,176	$944,815	$801,541	$2,148,061	$825,846

We adhere to a strict revenue recognition policy regarding our management fee revenue and related receivables. Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable. In keeping with our corporate policy regarding our accounts receivable, we generally reserve as uncollectible 100% of any management fee receivable that is older than 365 days.

At September 30, 2005, none of our management fee receivable was older than 365 days. Our days sales outstanding for our managed entities increased from 181 days at December 31, 2004 to 187 days at September 30, 2005.

In addition, Camelot Community Care, Inc. which represented approximately $3.4 million, or 55.9%, of our total management fee receivable at September 30, 2005, and Intervention Services Inc., referred to as ISI, which represented approximately $892,000, or 14.8%, of our total management fee receivable at September 30, 2005, each obtained its own stand-alone line of credit from HBCC in September 2003. The loan agreements between HBCC and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of September 30, 2005, Camelot Community Care, Inc. had availability of approximately $765,000 under its line of credit as well as $3.5 million in cash and cash equivalents and ISI had availability of approximately $326,000 under its line of credit as well as $72,000 in cash and cash equivalents.

The remaining $1.8 million balance of our total management fee receivable at September 30, 2005, was due from Rio Grande including certain members of the Rio Grande behavioral health network, ReDCo, CDOM, FCP and Family Preservation Community Services, Inc., which was formerly known as Family Preservation Services of South Carolina.

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

Loss reserves for certain reinsurance and self-funded insurance programs

General and professional liability and workers’ compensation

Prior to April 12, 2005, we had general and professional liability coverage with a $500,000 self-insured retention for each claim through a third party insurer. In addition, prior to May 16, 2005 we had first dollar coverage for workers’ compensation costs with third party insurers. Effective May 16, 2005, we began reinsuring a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs through our wholly-owned captive insurance subsidiary, SPCIC, incorporated and licensed under the laws of the State of Arizona. We established SPCIC in order to better manage risks and the annual expenditures for general and professional liability and workers’ compensation insurance coverage. It is expected that the formation of SPCIC will enable us to provide for: (1) long-term stable insurance programs, (2) increased control over claims management and risk control administration and (3) reduced overall insurance costs associated with general and professional liability and workers’ compensation insurance coverage. We primarily utilize SPCIC as a risk management and cost containment tool.

Our general and professional liability and workers’ compensation reinsurance programs are fronted by two third party insurers for a predetermined amount; one for general and professional liability and one for workers’ compensation liability. These third party insurers also provide coverage to certain designated entities we manage. SPCIC reinsures both of these third party insurers for certain claims as described below.

SPCIC reinsures the third party insurer for general and professional liability exposures for the first dollar of each and every loss up to $250,000 per loss with no annual aggregate limit. The reinsurance premium for the first policy year ending April 12, 2006 of approximately $785,000 covers the reinsured portion of the actuarially determined expected losses of approximately $512,000 and the operations budget of SPCIC of approximately $273,000 for the same period. The third party insurer provides general and professional liability coverage up to $750,000 per occurrence in excess of the $250,000 reinsured limit with an annual aggregate limit of $3.0 million for both the general liability and professional liability portions of the coverage. We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information to support the required liability and related expense. If our actual reinsured losses and the reinsured losses of certain designated entities we manage were to exceed the reinsured portion of the actuarially determined expected losses of approximately $512,000 in the first policy year ending April 12, 2006, our additional exposure would be recognized as an increase to our general and administrative expense in our consolidated statements of operations in the period such exposure became known.

We also purchased an umbrella liability insurance policy with an effective date of July 1, 2005, providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy. The general and professional liability policy limits, combined with the umbrella policy, are now $2.0 million per occurrence with an annual aggregate limit of $4.0 million.

Under our workers’ compensation reinsurance program, SPCIC reinsures a third party insurer for the first $250,000 per occurrence with no annual aggregate limit. The third party insurer provides workers’ compensation coverage up to statutory limits. The reinsurance premium for the first policy year ending May 15, 2006 of approximately $774,000 equals the reinsured portion of the expected losses for the same period based on our judgment using our past experience and industry experience. If our actual reinsured losses and the reinsured losses of certain designated entities we manage were to exceed the reinsured portion of the expected losses of approximately $774,000 in the first policy year ending May 15, 2006, our additional exposure would be recognized as an increase to our payroll and related costs in our consolidated statements of operations in the period such exposure became known. Our reserve levels are evaluated on a quarterly basis. Additionally, while our workers’ compensation liability reserve levels are based upon our judgment using our past experience and industry experience as of September 30, 2005, insurance regulations require that we record reserve levels equal to or greater than an independent actuary’s estimate of expected losses under our workers’ compensation reinsurance program by the end of SPCIC’s fiscal year, which is December 31. This regulatory requirement may result in us recording an additional amount of reserve at December 31, 2005. Any necessary adjustments are recognized as an adjustment to general and administrative expense in our consolidated statements of operations.

We record a provision for losses incurred but not reported, based on the recommendations of an independent actuary and our judgment using our past experience and industry experience. SPCIC has restricted cash of $1.8 million at September 30, 2005, which is restricted to secure the reinsured claims losses of SPCIC under our workers’ compensation and general and professional liability reinsurance programs. The full extent of certain claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and our judgment using historical data, and industry and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Any obligations above our reinsurance program limits are our responsibility. Approximately 28% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities we manage that are covered under SPCIC’s reinsurance programs. It is possible that we, under the final terms of our reinsurance programs, will revise our estimates significantly. Any subsequent differences that may arise will be recorded in the period in which they are determined.

Health insurance

Effective July 1, 2005, we began offering our employees and employees of certain entities we manage an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims to $8.0 million for the plan year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. Beginning July 1, 2005, we maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally 1 – 2 months. The liability for the self-funded health program amounted to approximately $836,000 at September 30, 2005 and is recorded in “Reinsurance liability reserve” in our consolidated balance sheet.

We charge our employees and employees of certain entities we manage a portion of the costs of our self-funded and non self-funded health programs, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between our projections and our actual experience is borne by us. We are estimating potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on our past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results.

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

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board finalized SFAS 123R, “Share-Based Payment”, effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of SFAS 123R is permitted, but not required. We will implement SFAS 123R beginning January 1, 2006 using the modified prospective method and we are in the process of determining the affect this pronouncement will have our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate and market risk

As of September 30, 2005, we had net borrowings of $17.8 million under our acquisition term loan and borrowed approximately $587,000 under our revolving line of credit. Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5% - 4.0% in the case of the revolving line of credit and 4.0% - 4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with certain provisions of the Second Amended Loan Agreement, we may activate an increase in the available credit under our revolving line of credit subject to certain conditions up to $25.0 million. A 1% increase in interest rates related to our borrowings under our Second Amended Loan Agreement for the nine months ended September 30, 2005 would have resulted in an immaterial increase to interest expense.

In connection with our acquisition of Dockside, we issued two subordinated promissory notes each in the principal amount of $500,000 to the sellers. The notes bear a fixed interest rate of 6%. Also, in connection with our acquisition of CBH, we issued a subordinated promissory note in the principal amount of approximately $776,000 to the seller. The note bears a fixed interest rate of 5%. Further, in connection with our acquisition of Drawbridges on October 1, 2005, we issued a subordinated promissory note in the principal amount of $50,000 to the seller. The note bears a fixed interest rate of 6%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 505 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $11.8 million, or 11.3% of our revenues for the nine months ended September 30, 2005, pursuant to the annual block purchase portion of one contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (September 30, 2005). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2005 covered by this report.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number		Description

2.1	(1)	Purchase Agreement dated as of August 22, 2005 by and between The Providence Service Corporation and Maple Services, LLC, Maple Star Nevada, 763667 Alberta Ltd., 1239658 Ontario Inc., Hamilton C. Hudson, Hudson Family Trust, Leonard Rutman, The Rutman Family Trust and Kay Hudson.

2.2	(2)	Purchase Agreement dated as of September 20, 2005 by and between The Providence Service Corporation and Transitional Family Services, Inc., AlphaCare Resources, Inc., Ron L. Braund and Ron L and Virginia M. Braund Charitable Remainder Unitrust.

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2005.
(2)	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 7, 2005	By:	/s/ FLETCHER JAY MCCUSKER

Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2005	By:	/s/ MICHAEL N. DEITCH

Michael N. Deitch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1	(1)	Purchase Agreement dated as of August 22, 2005 by and between The Providence Service Corporation and Maple Services, LLC, Maple Star Nevada, 763667 Alberta Ltd., 1239658 Ontario Inc., Hamilton C. Hudson, Hudson Family Trust, Leonard Rutman, The Rutman Family Trust and Kay Hudson.

2.2	(2)	Purchase Agreement dated as of September 20, 2005 by and between The Providence Service Corporation and Transitional Family Services, Inc., AlphaCare Resources, Inc., Ron L. Braund and Ron L and Virginia M. Braund Charitable Remainder Unitrust.

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2005.
(2)	Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.