Form 10-K
period 2005-12-31
PROVIDENCE SERVICE CORP
filed 2006-03-16
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “Accelerated file and Large accelerated filer” in Rule 12b-2 of the Act. (Check one):

☐  Large accelerated filer        ☒  Accelerated filer        ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price for such common equity as reported on the Nasdaq National Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was $231,885,706.

As of March 15, 2006, there were outstanding 9,681,850 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.    Business

We deliver privatized social services

We provide and manage government sponsored social services. Our counselors, social workers and mental health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. We do not own or operate any hospitals, residential treatment centers or group homes. Instead, we provide care primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life. Since our inception, we have grown from 1,333 clients served in a single state to approximately 35,600 clients served, either directly or through our managed entities, from 204 locations in 25 states and the District of Columbia as of December 31, 2005.

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

Social services environment

Many different agencies and programs, including welfare, child welfare and justice departments, public schools and state Medicaid programs, fund government social services. Historically, governments have provided social services directly to eligible individuals and have often provided these services in institutional settings. We believe there are growing trends in the United States toward privatization of government social services and the delivery of these social services in non-institutional settings. The following factors contribute to these trends:

•	Large population of eligible beneficiaries. Government funded social services are available to persons who are eligible for assistance due to income level, emotional/educational disabilities or court order. The following statistics demonstrate the significant number of eligible beneficiaries:

•	37.0 million people were living in poverty in 2004, up from 35.9 million in 2003 and 34.6 million in 2002;

•	49.7 million people were enrolled in Medicaid benefits in 2004, up from 42.7 million in 2003 and 40.1 million in 2002;

•	10% of all students failed to attain high school diplomas in 2004;

•	There were 2.2 million juvenile arrests in 2003;

•	For federal fiscal year ended September 30, 2003, an estimated 2.9 million referrals concerning the welfare of approximately 5.5 million children were accepted by State and local child protective services agencies for investigation or assessment; and

•	4.9 million adults were released to the community under probation or parole programs at December 31, 2004.

Persons from each of these groups are potentially eligible for government sponsored social services. The size of the population of eligible recipients of government sponsored social services places additional pressure on the ability of government agencies to provide these services.

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

Medicaid funded programs

Medicaid is a state-administered program, jointly funded by the states and the federal government. Medicaid provides certain medical care services to qualified low-income persons. State controlled mental health spending is budgeted at $190 billion for 2006 compared to an estimated $188 billion spent for 2005. However, according to the Chairman’s Mark for 2007, Medicaid spending is expected to grow to $270 billion by 2011, an annual average growth rate of 7.3% and total growth of 42%.

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

Welfare programs

State governments and the federal government provide entitlement payments or benefits under the Temporary Assistance for Needy Families Program. The U.S. Census Bureau reports that approximately 37.0 million people lived below the poverty line in 2004, up 1.1 million from 2003. This reflects an official poverty rate in 2004 of 12.7 percent. Reforms to the welfare system have created incentives for states to achieve federally established goals regarding work participation, marriage, and pregnancy reduction. Reform legislation mandates that the changes be implemented rapidly. Moreover, welfare reforms have permitted private entities to determine eligibility for benefits. We believe that because of the rapid deployment of these welfare initiatives and the elimination of restrictions on privatization, government agencies will increasingly contract with private companies to provide services to welfare eligible individuals.

Child welfare programs

The child welfare system consists of state and federally funded agencies required by law to protect children from abuse or neglect. These agencies may remove children from abusive homes and place them in other homes under the jurisdiction of a juvenile judge. If a child becomes a ward of the state, the state could be responsible for all aspects of the child’s care and custody until the child turns 18 years old. Often, children who are wards of the state are placed in foster care programs operating within the child welfare system. In 2003, reports were filed with Child Protective Services regarding the welfare of 5.5 million children suspected of abuse or neglect in the United States. Also in 2003, there were 523,000 children in foster care in the United States, up from 260,000 in the 1980s. Child welfare agencies are increasingly engaging private entities to provide child welfare services, and in late 2005 a bill was passed that enables for-profit foster care agencies to receive Medicaid funds and federal foster care grants.

Juvenile justice programs

Juvenile justice programs include court, probation, parole, prevention and intervention programs addressing delinquent youth behavior. In 2003, there were 2.2 million juvenile arrests, of which 71% were male and 29% were female. Government entities have increasingly been the target of lawsuits filed by constitutional advocacy groups claiming that a reduction in the number of incarcerated youth is necessary. Due to the large number of juvenile arrests and detention and legal pressures, government entities are increasingly seeking assistance from private providers to develop and implement alternative juvenile correction services in order to reduce costs and provide more effective solutions to juvenile justice issues.

Education programs

Approximately 10% of all students in the United States failed to attain high school diplomas in 2004, which reflects a 28% increase since 2000. Further, it is estimated that approximately 12% of African American youth and 24% of Hispanic youth were not enrolled in high school in 2004. Some of the common attributes of at-risk students are low socio-economic status and the existence of family and/or home problems. School reforms have been unable to address this growing problem of at-risk students. To manage this large population of at-risk students, schools are turning to outside service providers to provide additional support.

Adult corrections programs

At the end of 2004, there were approximately 4.9 million persons on probation and parole in the United States. The adult correctional system creates a large and costly demand for social services subsequent to an inmate’s release from incarceration and during the periods of probation or parole. These services include transitional services, parole supervision and tracking and monitoring services. We believe government entities are increasingly seeking private companies to fulfill the growing need for adult correctional services on a more economical basis.

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

•	Substance abuse treatment services. Our substance abuse treatment counselors provide services in the office, home and counseling centers designed specially for clients with drug or alcohol abuse problems. Our counselors use peer contracts, treatment group process and a commitment to sobriety as treatment methods. Our professional counseling, peer counseling and group and family sessions are designed to introduce clients dependent upon drugs or alcohol to a sober lifestyle.

•	School support services. Our professional counselors are assigned to and stationed in public schools to assist in dealing with problematic and at-risk students. Our counselors provide support services such as teacher training, individual and group counseling, logical consequence training, anger management training, gang awareness and drug and alcohol abuse prevention techniques. These services are incorporated into a traditional school curriculum and are provided to any student or group of students referred by a teacher or school counselor.

Foster care

•	Foster care. We recruit and train foster parents and license family foster homes to provide 24-hour care to children who have been removed from their homes due to physical or emotional abuse, abandonment, or the lack of appropriate living situations. We place children individually in a licensed home. Each child is provided 24-hour care and supervision by trained foster parents. Our professional staff and counselors match and supervise the child and foster family. We also provide tutoring and other services to the child and foster family.

•	Therapeutic foster care. We provide therapeutic foster care services. This is a 24-hour care service designed for children exhibiting serious emotional problems who could otherwise require institutional treatment. We recruit, license and train professional foster parents to care for foster children for up to a year of therapeutic intervention. Social, psychological and psychiatric services are provided on a prescriptive basis to each child and therapeutic foster care family by a team of licensed, professional staff.

Not-for-profit managed services

•	Administrative support, information technology and accounting and payroll services. We typically provide the chief executive officer for the managed organization and manage the back office and administrative functions such as accounting, cash management, billing and collections, human resources and quality management. We assist in the development of policies and procedures and supervise the day to day operations. In many of our contracts we also provide the information technology support for hardware, networking and software support. We also provide the payroll management services for our managed entities along with managing the recruiting and retention of staff. In all cases, we report directly to the not-for-profit organization’s board of directors.

•	Intake, assessment and referral services. We contract on behalf of our managed entities with governments to receive and handle telephone inquiries regarding need and eligibility for government sponsored social services, to arrange for face-to-face interviews and to conduct benefit eligibility reviews. If indicated from the telephone inquiry and/or interviews with the client, we perform an evaluation of need, which may include a psychiatric assessment, psycho-social assessment, a social history and other diagnostic tools. Once eligibility is determined, the client is referred to an appropriate social services provider.

•	Monitoring services. Monitoring services include face-to-face and telephone interactions in which we provide guidance and assistance to clients. This typically includes a strength assessment, a referral to appropriate resources, a home visit and a limited amount of consultation. This service is designed for clients that are not seriously impaired but need assistance in accessing government benefits and services and learning the applicable benefit system.

•	Case management. In providing case management services, we supervise all aspects of an eligible client’s case and assure that the client receives the appropriate care, treatment and resources. As a case manager we are a client’s advocate, arranging for services and following up to ensure that the client receives the necessary and appropriate care and services, and further, that the client complies with the prescribed intervention plan. We maintain the client’s records required by the government unit sponsoring the care. In providing case management, our client contact may be in the office, at home, on the telephone or any combination thereof.

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

Our competitive strengths

We believe the following competitive strengths uniquely position us to take advantage of the increase in privatization of government social services and the trend away from institutional care:

•	Lower cost, non-institutional focus. We provide a lower cost alternative to the institutional delivery of social services. Because we do not own or operate any hospital or treatment beds, our operating costs are generally low and variable. We are not burdened by the costs of building, maintaining and financing institutional facilities. Also, by focusing on delivering social services outside of institutional settings, our ability to serve clients is not constrained by a fixed number of beds or the size of a facility.

•	Flexible, decentralized operations model. We provide our services under a decentralized, local model. We operate as a network of local and regional providers who are part of the communities they serve. Our local professionals have developed extensive relationships with payers and a reputation for providing cost effective, quality service to our clients. We believe this model increases our opportunities to obtain contracts. We give local managers responsibility and incentives for local revenue generation. At the same time, we hold our local managers to stringent budgets, allowing us to control costs. Our operations model is easily scalable and allows our employees to focus on, and react quickly to, additional opportunities to provide our services.

•	Diverse payer and revenue base. We generate revenue directly and on behalf of the entities whose operations we manage pursuant to 527 contracts with payers as of December 31, 2005. Virtually all of these payers are local and state government agencies and government intermediaries, each of which determines its own rates for services. While the federal government ultimately provides a significant portion of our payers’ funding, we do not currently contract directly with the federal government, and our contract rates are not federally determined.

•	Experienced management team. The members of our management team have significant experience as government executives, state agency officials and public company leaders. These professionals bring many years of experience in government sponsored social services and the healthcare, corrections and social services industries.

•	Wide range of services. Within our core range of services, we provide intake, assessment and referral, client monitoring and mentoring, case management, home based counseling, substance abuse treatment, school support, in-home tutoring and foster care services. Our proven track record has made us an attractive partner to, or manager of, not-for-profit organizations that contract to provide government sponsored social services. Our broad range of home and community based social services allows us to be a single-source provider of alternatives to institutional care.

•	Proven track record of successful growth. Since our formation we have grown both internally and through the consummation and integration of accretive acquisitions, including eleven since our initial public offering in August 2003. See “—Our acquisition history.”

Our growth strategy

We intend to continue to grow as a provider of home and community based social services to individuals and families in home and community based settings. The key elements of our growth strategy are as follows:

•	Broaden service offerings. We intend to expand our menu of non-institutional services in order to respond to the evolving needs of our clients and capitalize on additional cross-selling opportunities with existing payers. Historically, cross-selling our services has been an effective method of expanding our business. For example, in 2004, we added therapeutic foster care services to our Virginia as well as Texas operations as alternatives to institutional care. In 2004, our Florida subsidiary, Family Preservation Services of Florida, Inc., was awarded contracts by the Florida Department of Children and Families for the privatization of child welfare case management in Gainesville, District 3 and Ft. Pierce, District 15. In 2005, we added substance abuse treatment to our home and community based services in Indiana. We believe these examples demonstrate our ability to generate additional business in markets where we have existing relationships.

•	Expand organically into new markets. We intend to offer our services in new geographic markets that are contiguous to existing markets or where we believe we can establish a significant presence. We started providing services through two locations in one state in 1997 and now provide services through 204 locations in 25 states and the District of Columbia either directly or through entities we manage. During 2005, excluding our expansion through acquisitions, we opened locations in Arizona, Indiana, Maine, North Carolina, Oklahoma, Pennsylvania and Virginia.

•	Pursue strategic acquisitions. We intend to continue to seek acquisition opportunities that we believe will allow us to move into new geographic markets, broaden our services or expertise, expand our client base and/or develop local relationships.

Our acquisition history

Our business grows internally, through organic expansion into new markets and increases in the number of clients we service, and externally through acquisitions of companies and/or their service contracts in areas where we see opportunities, either for expansion of our service platform in existing markets or expansion of our geographic footprint into new markets.

During our first year of operations, we acquired Parents and Children Together, Inc. and Family Preservation Services, Inc., which provided the foundation upon which our business was built. In 2002 and 2003, prior to our initial public offering in August 2003, we acquired Camelot Care Corporation and Cypress Management Services, Inc., which broadened our home based and foster care platform and expanded our reach into several new states. Since our initial public offering, we have completed and integrated the following additional strategic acquisitions, for an aggregate purchase price of approximately $50 million:

•	Effective January 1, 2004, we acquired all of the outstanding stock of Dockside Services, Inc., an Indiana-based provider of youth services, for cash in the amount of $3.4 million and two subordinated promissory notes each in the principal amount of $500,000, for aggregate consideration of $4.4 million. This acquisition expanded our home and community based counseling operations in the states of Indiana and Michigan.

•

Also effective January 1, 2004, we acquired the remaining 50% interest in, and became the sole owner of, Rio Grande Management Company, LLC, referred to as Rio Grande Management, for cash in the amount of $820,000. Rio Grande Management was originally formed as a joint venture limited liability company in September 2001, with us owning 50% of its interests and the independent agencies whose members comprised the board of Rio Grande Behavioral Health Services, Inc., referred to as Rio Grande, a not-for-profit social services provider, owning the balance. At the time of the acquisition, Rio Grande provided community based social and mental health network services in New Mexico, and Rio Grande Management provided administrative support for those operations in return for a management fee. By acquiring the interests of our co-venturers, we acquired 100% of Rio Grande

Management’s rights under its management agreement with Rio Grande (the operations of which are now conducted directly, as opposed to indirectly, by the independent agencies which once owned Rio Grande, but are still subject to management agreements with us).

•	On May 3, 2004, we acquired all of the outstanding stock of Pottsville Behavioral Counseling Group, Inc., referred to as Pottsville, a Pennsylvania based provider of screening and assessment services to Medicaid eligible children and youth, for a cash purchase price of approximately $1.8 million. In conjunction with this acquisition, we also entered into a management agreement with The ReDCo Group, referred to as ReDCo, a Pennsylvania not-for-profit social services organization. The acquisition of Pottsville and the new management agreement with ReDCo provided us with a long-term entry into the Pennsylvania social services market.

•	Effective June 24, 2004, we acquired all of the rights under existing management agreements with Care Development of Maine and FCP, Inc., two not-for-profit organizations providing foster care and community based services in the state of Maine and commonwealth of Massachusetts, respectively, for cash in the amount of $1.5 million, plus an additional $1.8 million paid in May 2005 and $327,000 paid in October 2005. This acquisition expanded our geographic reach into Massachusetts and expanded our foster care and community based services in Maine.

•	Effective July 1, 2004, we acquired all of the equity interests in the three entities comprising of the community services division of Aspen Education Group, Inc., or AEG, including Choices Group, Inc., one of the first drug court treatment programs in Las Vegas, Nevada, and Aspen MSO, LLC (now known as Providence Community Services, LLC) and College Community Services, which provide home and community based services in the Kern, Los Angeles, Orange and San Diego counties of Southern California for at-risk youth and adults, all of which were divested as part of AEG’s strategic focus on private sector educational services. The total purchase price was $10 million and we received $2 million in working capital. This acquisition established operations for us in California and Nevada and added drug court treatment to our array of social services.

•	On June 13, 2005, we acquired all of the equity interest in Children’s Behavioral Health, Inc., a Pennsylvania based provider of home and school based social services for children, for a total purchase price of approximately $13.6 million, consisting of $10 million in cash, 117,371 shares of our unregistered common stock valued at $3.0 million and an unsecured, subordinated promissory note in the principal amount of approximately $619,000, after the deduction of working capital adjustment credits. This acquisition expanded our presence to a number of new counties within Pennsylvania and significantly increased the children’s services component of our business.

•	Effective as of August 1, 2005, we acquired all of the outstanding equity of Maple Star Nevada, a provider of therapeutic foster care services in several locations in Nevada, and Maple Services LLC, a management company that provided management services to Oregon and Colorado not-for-profit providers of foster care services for an aggregate purchase price of $8.4 million, subject to certain adjustments, plus a potential earn out payment of up to $2 million. These acquisitions expanded our presence into Colorado and Oregon through the two not-for-profit entities formerly managed by Maple Services LLC, and added foster care services to our existing roster of services in Nevada.

•	On September 20, 2005, we acquired all of the outstanding equity of two Georgia companies, AlphaCare Resources, Inc. and Transitional Family Services, Inc., collectively referred to as AlphaCare, for an aggregate purchase price of approximately $5.1 million, plus a potential earn out payment based upon certain performance factors. AlphaCare has one of the largest family preservation programs in the state of Georgia and is considered a premier provider of in-home and professional therapy services. These acquisitions not only expanded our geographic footprint but also helped position us to take advantage of the growing trend within the state of Georgia for in-home delivery of mental health services.

•	Effective October 1, 2005, we acquired all of the equity interest in two Kentucky based companies, Drawbridges Counseling Services, LLC, a provider of home based and case management services, and

Oasis Comprehensive Foster Care LLC, a licensed foster care child placement agency, together referred to as Drawbridges, for an aggregate purchase price of $450,000, comprised of $400,000 in cash and a one-year $50,000 subordinated promissory note. These acquisitions provided us an entree into the state of Kentucky.

•	On February 1, 2006, we acquired all of the equity interest in A to Z In-Home Tutoring, LLC, or A to Z, a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $800,000 in debt excluding a $250,000 bridge loan owing to us by A to Z at the date of acquisition. In accordance with certain provisions in the purchase agreement, we may make earn out payments based on the future financial performance of A to Z. The total purchase price including earn out payments will not exceed $8.0 million. This acquisition expands our home and community based social services to include educational tutoring.

•	On February 27, 2006, we acquired all of the equity interest in Family Based Strategies, Inc., or FBS, a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to us by FBS at the date of acquisition. The purchase price will be paid upon the final determination of FBS’s working capital. In accordance with certain provisions in the purchase agreement, we may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. This acquisition expands our presence in North Carolina and provides us an entry into the state of New Jersey.

Revenue and payers

We derive substantially all of our revenue from contracts with state or local government agencies, government intermediaries or the not-for-profit social services organizations we manage. A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable for a fixed monthly fee. Approximately 61.8% of our revenue for the fiscal year ended December 31, 2005 was pursuant to fee-for-service arrangements. A majority of our agreements to provide home and community based services and foster care services contain fee-for-service payment arrangements. In addition, a significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations) and permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

Revenues from our cost based service contracts are generally recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. Annually, we submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are generally audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 16.2% of our revenue for the year ended December 31, 2005.

We provide services under one annual block purchase contract in Arizona with The Community Partnership of Southern Arizona. Effective July 1, 2005, we are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. Our revenues under the annual block contract represented 12.1% of our total revenues for the year ended December 31, 2005.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships, administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 8.3% of our revenue for the year ended December 31, 2005.

In addition, in May 2005, we adopted a program of self-insurance with regard to a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by us under reinsurance programs through our wholly-owned captive insurance subsidiary. Further, we offer health insurance coverage to employees of certain entities we manage under our self-funded health insurance program. In exchange for this liability coverage we receive a reimbursement equal to the pro-rata share of certain of our managed entities’ costs to participate in our reinsurance and self-funded health insurance programs. We consider these arrangements to be among the array of management services we provide to certain of our managed entities. As a result, we record amounts received from these managed entities as management fees revenue. Revenues related to these arrangements totaled approximately $1.1 million for the year ended December 31, 2005, and represented less than 1.0% of our revenue for the same period.

We have also entered into short-term consulting agreements with several other social services providers, pursuant to which we are retained to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services. In exchange for these services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. Fees earned pursuant to our consulting agreements are accounted for as management fees revenue and represented less than 1.0% of our revenue for the year ended December 31, 2005.

Employees

Job type	At December 31, 2005	% of total
Clinical	3,659	74.2%
Administrative	1,271	25.8%

Total	4,930	100.0%

As of December 31, 2005, our operations and the entities we manage conducted operations with 2,006 and 1,913 full-time and 525 and 486 part-time direct care and administrative personnel, respectively. Of this employee census, 2,058 and 1,601, are social service providers and 473 and 798, are administrative personnel, respectively, (including approximately 70 personnel employed by one of our managed entities in New Mexico under youth employment services programs where the managed entity receives funding from contracting payers to employ eligible youths in various local community enhancement and maintenance positions). Of these employees, excluding those employees employed under the youth employment services program in New Mexico, a substantial portion have attained bachelors degrees or higher, a number of those with bachelors degrees have attained masters degrees or higher and some hold Ph.D. or M.D. degrees. We have various levels of social service providers and administrators that range from behavioral health technicians to medical directors. The minimum qualifications, education and experience of direct care providers vary by level and range from a bachelors degree with up to two years of experience at the para-professional clinician level to a masters or Ph.D. degree with a state certification or license to provide direct care at the professional clinician level.

In order to preserve the high levels of service that we offer to our clients, we require and encourage our employees to pursue continuing professional education. We have developed a comprehensive employee education and training program. Orientation includes a training component under the direction of qualified staff that clinical employees receive before delivery of any direct services. Depending on educational requirements, we may also provide our staff continuing education and/or tuition reimbursement.

We believe that our future success depends in part on our ability to attract and retain qualified employees at all levels. As of December 31, 2005, the annual rate of turnover of our employees was approximately 23%. None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are good because we offer competitive compensation, including stock option awards, training, education assistance and career advancement opportunities. By offering competitive compensation and benefit packages to our employees, we believe we are able to deliver consistently high quality service, recruit qualified candidates and increase employee confidence, satisfaction and retention.

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

Regulatory environment

As a provider of social services, we are subject to numerous federal, state and local laws and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. We must also comply with state and local licensing requirements and requirements for participation in Medicaid, federal block grant requirements, requirements of various state Children’s Health Insurance Programs, or CHIP, and contractual requirements imposed upon us by the state and local agencies with which we contract for such health care and social services. CHIP is a federal program providing benefits administered by states that submit plans for health benefits for children whose parents meet certain financial needs tests. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide.

In addition, our revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies, including Medicaid. A significant decline in expenditures, shift of expenditures or funding could cause payers to reduce their expenditures under those contracts or not renew such contracts, either of which could have a negative impact on our future operating results.

Surveys and audits

Our programs are subject to periodic surveys by government authorities and/or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, we will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

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

Federal and state anti-kickback laws and safe harbor provisions

The federal anti-kickback law applicable to Medicaid and other federal health care programs makes it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by such programs. The prohibitions apply regardless of whether the remuneration is provided directly or indirectly, whether or not in cash, and applies to both the person giving and the person receiving such remuneration.

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

Violations of the anti-kickback law may be punishable by civil or criminal fines, imprisonment, and exclusion from government health care programs.

Many states, including some where we do business, have adopted similar anti-kickback laws that have a potentially broad application as well.

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

Many states, including some states where we do business, have adopted similar prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where we operate have laws similar to the Stark Law prohibiting physician self-referrals.

We contract with a significant number of social services providers and practitioners, including therapists, physicians and psychiatrists, and arrange for these individuals or entities to provide services to our clients. While we believe that these contracts are in compliance with the anti-kickback and Stark Law, no assurance can be made that such contracts will not be considered in violation of the anti-kickback law or fall within an exception to the Stark Law. We cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices.

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

Health information practices

Portions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, were intended to reduce administrative expenses and burdens associated with the transmission and use of electronic health records and claims for payment. While it is likely that these provisions may reduce costs in the long-term, we believe that they will bring about significant and, in some cases, costly changes in the short-term. Under HIPAA, the United States Department of Health and Human Services, or DHHS, issued rules to define and implement standards for the electronic transactions and code sets for the submission of transactions such as claims, and privacy and security of individual health information in whatever manner it is maintained.

In February 2006, DHHS published its Final Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule. This enforcement rule addresses, among other issues, DHHS’s policies for determining violations and calculating civil money penalties, how DHHS will address the statutory limitations on the imposition of civil money penalties, and various procedural issues. The rule extends enforcement provisions currently applicable to the health care privacy regulations to other HIPAA standards, including security, transactions and code sets.

We have taken steps to ensure compliance with HIPAA and will be monitoring compliance on an ongoing basis.

Additional information

Our website is www.provcorp.com. We make available, free of charge, at this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. In addition, we will provide, at no cost, paper or electronic copies of our Forms 10-K, 10-Q and 8-K and amendments to those reports made with the Securities and Exchange Commission. Requests for such filings should be directed to Kate Blute, Director of Investor and Public Relations, telephone number: (520) 747-6600.

Item 1A.    Risk Factors

The following risks should be read in conjunction with other information contained, or incorporated by reference, in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section and our historical consolidated financial statements and related notes and pro forma financial information. If any of the following risks actually occurs, our business, financial condition and operating results could be adversely affected.

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

The availability for funding under our contracts with state governments is dependent in part upon federal funding to states. Recent changes in Medicaid methodology may further reduce the availability of federal funds to states in which we provide services. Among the alternative Medicaid funding approaches that states have explored are provider assessments as tools for leveraging increased Medicaid federal matching funds. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by the Centers for Medicare and Medicaid Services in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which were required to be imposed uniformly across classes of providers within the state, except that such taxes only applied to Medicaid health plans.

However, the Deficit Reduction Act of 2005, which was signed into law on February 8, 2006, or Deficit Reduction Act, requires states that desire to impose provider taxes, subject to certain transitional periods, to impose taxes on all managed care organizations, not just Medicaid managed care organizations. This uniformity requirement as it relates to taxing all managed care organizations may make states more reluctant to use provider assessments as a vehicle for raising matching funds and, thus, reduce the amount of funding that the states receive and have available. Moreover, under the Deficit Reduction Act, states may be allowed to reduce the benefits provided to certain Medicaid enrollees, which could affect the services that states contract for with us. We cannot make any assurances that these Medicaid changes will not negatively affect the funding under our contracts.

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

Our business depends on our ability to successfully perform under various government funded contracts. The payers under these contracts can review our performance under these contracts, as well as our records, accounting and general business practices at any time and may, in their discretion:

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

If we lost our status as a licensed provider in any jurisdiction, the contracts under which we provide services in that jurisdiction would be subject to termination. Moreover, such an event could constitute a violation of provisions of our contracts in other jurisdictions, resulting in further contract terminations.

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties and harm our ability to keep our existing contracts or obtain new contracts.

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

We provide, or manage the provision of, government sponsored social services pursuant to 527 contracts. One of these contracts, our contract with The Community Partnership of Southern Arizona, referred to as CPSA, an Arizona not-for-profit organization, which is our oldest contract and our only annual block purchase contract, generated approximately 11.6% and 12.1% of our revenues for the years ended December 31, 2004 and 2005. Our next five largest revenue producing contracts represented, in the aggregate, approximately 23.2% and 19.6% of our revenues for such periods. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

Effective July 1, 2005, our contract with CPSA requires us to provide a sufficient level of encounters to support the year-to-date payments received under the contract and provide necessary services that may exceed the associated reimbursement.

Our agreement with CPSA specifies that we are to provide or arrange for behavioral health services to certain eligible populations of beneficiaries as defined in the contract. We must provide a full range of behavioral health clinical, case management, therapeutic and administrative services. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a specified limit to the level of services that may be provided to these beneficiaries. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

Under our CPSA contract, we are required to regularly submit service encounter data to CPSA electronically, and CPSA is obligated to monitor the service encounter value. If our service encounter value exceeds the year-to-date payments made to us, CPSA at its discretion (subject to available state funding) may compensate us for service encounter value in excess of the contractual amounts. Conversely, if at any time the service encounter value is not sufficient to support year-to-date payments made to us or if we fail to provide data sufficient to permit accurate monitoring of our service encounter value, CPSA has the right to suspend payments to us or recoup funds already paid to us.

We recognize revenue from our CPSA contract equal to the service encounter value, which represents the value of the actual services rendered, as more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Critical accounting policies and estimates” in this report. CPSA monitors our service encounter value based upon data submitted by us electronically. If our service encounter value exceeds amounts paid to us under this contract (equal to one-twelfth of the annual contract amount on a monthly basis), we recognize revenue equal to the amount that yields a ratio of the service encounter value to revenue of 90%. For the first six months of this contract (July 1, 2005 to December 31, 2005), the amount of revenue we recognized in excess of amounts paid to us year-to-date amounted to approximately $2.0 million. While we believe the additional revenue over the contractual amount is collectible based on CPSA’s history of making additional payments to us, collection is subject to CPSA’s discretion and dependent upon sufficient funds allocated by the State of Arizona. If CPSA does not pay us for our service encounter value in excess of the contractual amount, the impact of not receiving such payment could have a material adverse affect on our financial position, results of operation and cash flows.

If our encounter value is not sufficient to support year-to-date payments made to us or if we fail to provide data sufficient to permit accurate monitoring of our service encounter value, CPSA can suspend payments to us. CPSA has not suspended payments to us nor have we returned any amounts to the payer. While we do not anticipate that we will be required to return any amounts to CPSA, and while we believe that our service encounter value is sufficient to support all amounts paid to us under the contract, there can be no assurances that this will be the case.

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

Approximately 16.2% of our revenues for the year ended December 31, 2005 were derived from cost based service contracts for which we record revenue at one-twelfth of the annual contract amount less allowances for certain contingencies, which puts us at risk that we may be required to subsequently refund a portion of our recorded revenues for such contracts.

With our acquisition of Choices Group, Inc., Aspen MSO, LLC and College Community Services in July 2004, we acquired certain cost based service contracts that require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. For the year ended December 31, 2005, revenues from these contracts represented approximately 16.2% of our total revenues for the period. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds.

Our results of operations will fluctuate due to seasonality.

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on our operating results and operating cash flows. As we have grown our home and community based services business our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services with the acquisition of Children’s Behavioral Health, Inc. and A to Z In-Home Tutoring, LLC. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. In addition, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. Further, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding our company. In that event, the price of our common stock could decline substantially.

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

If we fail to establish and maintain important relationships with officials of government entities and agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenues.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to the government entities and agencies prior to the development of an RFP or program for privatization of social services and enhance our chances of procuring contracts with these payers. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships. We may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.

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

Since some government agencies prefer or require contracts for privatized social services to be administered through not-for-profit organizations, we rely heavily on our relationships with not-for-profit organizations to provide services to these government agencies. We currently maintain strategic relationships with 17 not-for-profit social services organizations with which we have management contracts, 14 of which are tax exempt organizations.

Federal tax laws require that the boards of directors of not-for-profit tax exempt organizations be independent. Although currently the boards of directors of the tax exempt not-for-profit organizations for which we provide management services are independent, prior to July 2003, our employees constituted a majority of the boards of three of these organizations. If, as a result of such past practices, we and/or these managed entities were ever found to be in violation of these federal tax laws, we and they could be subject to penalties and, as described below, the tax exempt status of these managed entities could be jeopardized.

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

Generally, under state law, not-for-profit entities may pay no more than reasonable compensation for services rendered. If the compensation paid to us by these not-for-profit entities is deemed unreasonable, then the state could take action against the not-for-profit entity which could adversely effect us.

In addition, until September 2003, three of these not-for-profit organizations were co-borrowers on our credit facility and their receivables were pledged as additional collateral under the facility. As the manager of these entities, we drew down on the line of credit under our credit facility on their behalf and advanced the borrowings to them for their operating expenses. In September 2003, these entities were removed as co-borrowers under our credit facility, and their assets were removed as collateral from our line of credit.

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

We are in the human services business and therefore are subject to claims alleging we did not properly treat an individual or failed to properly diagnose and/or care for a client. We carry professional liability and general liability insurance and have an umbrella liability insurance policy, which provide us with aggregate coverage limits of $2.0 million per occurrence and an annual combined policy aggregate limit of $4.0 million. A substantial award could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee, including but not limited to, claims arising out of accidents involving employees driving to or from interactions with clients or assault and battery. We can be subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, could adversely affect our cash flow and financial condition. Furthermore, we can be subject to miscellaneous errors and omissions liability relative to the various management agreements we have with the not-for-profit entities we manage. In the event of a claim and depending on, among other things, the circumstances, allegations, and size of the management contract, we could be subject to damages that could have a material adverse impact on our financial condition and results of operations.

Our use of a self-insurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured event.

In May 2005, we adopted a program of self-insurance with regard to a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by us under reinsurance programs through our wholly-owned captive insurance subsidiary. In the event that our actual reinsured losses and the reinsured losses of the certain designated entities managed by us increase unexpectedly or exceed our estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in costs, we will continue to evaluate the levels of claims we include in our self-insurance program. Any increases to this program increase our risk exposure and therefore increase the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

We could be subject to significant state regulation and potential sanctions if our health care benefits program is deemed to be a multiple employer welfare arrangement.

For the purpose of managing and providing employee healthcare benefits we deem ourselves to be a single employer under Section 3(5) of ERISA with regard to our own employees as well as the employees of certain of our managed entities covered by our healthcare benefit program. The Department of Labor, or DOL, or individual states could disagree with our interpretation and consider our program to be a multiple employer welfare arrangement, or MEWA, and, as such, subject to regulation by state insurance commissions. If involuntarily deemed a MEWA, our cost to manage the state-by-state regulatory environment for the self-funded portion of our health insurance program would be prohibitive and we could, as a result, elect to maintain our self-funded health insurance plan only for our owned entities, forcing the three managed entities currently included in our self-funded plan to negotiate and purchase their own health benefits. In addition, if our health care benefits program is determined to be a MEWA, civil and/or criminal sanctions are possible.

We face substantial competition in attracting and retaining experienced social service professionals, and we may be unable to grow our business if we cannot attract and retain qualified employees.

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

We anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception, including eleven since our initial public offering in August 2003. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

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

We may incur debt in the future in connection with our acquisition strategy and for other corporate opportunities. If we do so, these debt obligations could pose risk by:

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

We compete for clients and for contracts with a variety of organizations that offer similar services. Most of our competition consists of local social service organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. We also compete with larger companies, such as Maximus, Inc., whose government operations group administers and manages welfare program services, childcare support enforcement, Medicaid enrollment and other consulting services for state and local governments. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in existing markets for foster care services. In addition, many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc., Res-Care, Inc., Psychiatric Solutions, Inc. and The Devereaux Foundation. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients and/or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

Our business is subject to state licensing regulations and other regulatory provisions, including regulatory provisions governing surveys, audits, anti-kickbacks, self-referrals, false claims and The Health Insurance Portability and Accountability Act of 1996, and changes to or violations of these regulations could negatively impact our revenues.

In many of the locations where we operate, we are required by state law to obtain and maintain licenses. The applicable state and local licensing requirements govern the services we provide, the credentials of staff, record keeping, treatment planning, client monitoring and supervision of staff. The failure to maintain these licenses or the loss of a license could have a material adverse impact on our business and could prevent us from providing services to clients in a given jurisdiction. Most of our contracts are subject to surveys or audit by our payers. We are also subject to regulations that restrict our ability to contract directly with a government agency in certain situations. Such restrictions could affect our ability to contract with certain payers. In addition, we are or may be subject to anti-kickback, self-referral and false claim laws. Violations of these laws may result in significant penalties, including repayment of any amounts alleged to be overpayments or in violation of such laws, criminal fines, civil money penalties, damages, imprisonment, a ban from participation in federally funded healthcare programs and/or bans from obtaining government contracts. Such fines and other penalties could negatively impact our business by decreasing profits due to repayment of overpayments or from the imposition of fines and damages, damaging our reputation and diverting our management resources.

Due to our access, use or disclosure of health information relating to individuals, we are subject to the privacy mandates of the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

HIPAA mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the nation’s healthcare system. HIPAA requires the DHHS to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment, eligibility and remittance advices, or “transaction standards,” privacy of individually identifiable health information, or “privacy standards,” security of individually identifiable health information, or “security standards,” electronic signatures, as well as unique identifiers for providers, employers, health plans and individuals and enforcement. Final regulations have been issued by DHHS for the privacy standards, certain of the transaction standards and security standards. As a healthcare provider, we are required to comply in our operations with these standards and are subject to significant civil and criminal penalties for failure to do so. In addition, in connection with providing services to customers that also are healthcare providers, we are required to provide satisfactory written assurances to those customers that we will provide those services in accordance with the privacy standards and security standards. HIPAA has and will require significant and costly changes for our company and others in the healthcare industry. Compliance with the privacy standards became mandatory in April 2003, compliance with the transaction standards became mandatory in October 2003 (although full implementation was delayed with respect to the Medicare program until October 2005), and compliance with the security standards became mandatory in April 2005.

In February 2006, DHHS published its Final Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule. This enforcement rule addresses, among other issues, DHHS’s policies for determining violations and calculating civil money penalties, how DHHS will address the statutory limitations on the imposition of civil money penalties, and various procedural issues.

We have appointed an internal committee to maintain our privacy and security policies regarding client information in compliance with HIPAA. This committee is responsible for training our employees, including our regional and local managers and staff, to comply with HIPAA and monitoring compliance with the policy.

However, like other businesses subject to HIPAA regulations, we cannot fully predict the total financial or other impact of these regulations on us. The costs associated with our ongoing compliance could be substantial, which could negatively impact our profitability.

Provisions in our corporate documents and our certificate of incorporation and bylaws, as well as Delaware General Corporation Law, may hinder a change of control.

Provisions of our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These provisions include:

•	a classified board of directors that cannot be replaced without cause by a majority vote of our stockholders;

•	our board of director’s authorization to issue shares of preferred stock, on terms as the board of directors may determine, without stockholder approval; and

•	provisions of Delaware General Corporation Law that restrict many business combinations.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired such status unless appropriate board or stockholder approvals are obtained.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease our approximately 4,000 square foot corporate office building in Tucson, Arizona under a seven year lease which became effective October 1, 2005. The monthly base rental payment under this lease in the amount of approximately $5,521 is subject to an annual 3% increase over the initial term of the lease. In addition, we lease 203 offices for our management and administrative functions in connection with the performance of our contracts. The lease terms vary and are generally at market rates. Additionally, we acquired a 5,760 square foot office building in Pottsville, Pennsylvania in connection with the acquisition of Pottsville Behavioral Counseling Group, Inc., which is free of any mortgage. We believe that our properties are adequate for our current business needs. Further, we believe that we can obtain adequate space to meet our foreseeable business needs.

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

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on the Nasdaq National Market under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 9, 2006, there were approximately 14 holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low
2005
Fourth Quarter	$33.40	$25.97
Third Quarter	$31.42	$23.33
Second Quarter	$26.65	$22.13
First Quarter	$23.70	$18.61

2004
Fourth Quarter	$22.07	$17.34
Third Quarter	$19.70	$15.42
Second Quarter	$20.00	$16.61
First Quarter	$18.76	$14.98

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our loan and security agreement with CIT Healthcare LLC (formerly known as Healthcare Business Credit Corporation) if there is a default under such agreement or if the payment of a dividend would result in a default. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Equity Compensation Plans

See “Equity Compensation Plans” under Part III-Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plans.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data, other financial data and other data. The selected financial data for the fiscal years ended June 30, 2001 and 2002, the six months ended December 31, 2002 and the years ended December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements. The selected consolidated financial data for the six months ended December 31, 2001 and for the twelve months ended December 31, 2002 are derived from our unaudited consolidated financial statements and include all adjustments, consisting of normal and recurring adjustments, that we considered necessary for a fair presentation of our financial position and results of operation as of and for such periods. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” all of which are included elsewhere in this report.

	Fiscal Year Ended June 30,		Six Months Ended December 31,		Twelve Months Ended December 31, 2002	Fiscal Year Ended December 31,
	2001	2002	2001	2002(1)		2003(4)	2004(4)	2005(4)(5)
			(unaudited)		(unaudited)
	(in thousand, except for per share data and “Other data”)
Statement of operations data:
Revenues:
Home and community based services	$24,572	$28,565	$13,435	$16,614	$31,745	$42,294	$73,106	$115,466
Foster care services	—	2,646	—	4,811	7,456	10,513	13,178	15,795
Management fees	98	1,616	364	1,315	2,567	6,469	10,682	14,447

Total revenues	24,670	32,827	13,799	22,740	41,768	59,276	96,966	145,708
Operating expenses:
Client service expense	21,619	27,848	12,151	20,145	35,842	45,284	71,884	108,939
General and administrative expense	1,780	2,869	1,045	2,496	4,319	6,209	12,179	18,178
Depreciation and amortization	364	480	138	361	704	904	1,325	2,094
Goodwill amortization	162	—	—	—	—	—	—	—

Total operating expenses	23,925	31,197	13,334	23,002	40,865	52,397	85,388	129,211

Operating income (loss)	745	1,630	465	(262)	903	6,879	11,578	16,497
Non-operating (income) expenses
Interest expense, net	336	755	133	837	1,460	1,562	258	765
Put warrant accretion	—	—	—	3,569	3,569	631	—	—
Write-off of deferred financing costs	—	—	—	—	—	412	—	—
Equity in earnings of unconsolidated affiliate	—	(214)	(97)	(129)	(247)	(64)	—	—

Income (loss) before income taxes	409	1,089	429	(4,539)	(3,879)	4,338	11,320	15,732
(Benefit) provision for income taxes	15	(254)	(127)	180	52	1,692	4,235	6,307

Net income (loss)	394	1,343	556	(4,719)	(3,931)	2,646	7,085	9,425
Preferred stock dividends	242	386	193	193	387	3,749	—	—

Net income (loss) available to common stockholders	$152	$957	$363	$(4,912)	$(4,318)	$(1,103)	$7,085	$9,425

	Fiscal Year Ended June 30,		Six Months Ended December 31,		Twelve Months Ended December 31, 2002	Fiscal Year Ended December 31,
	2001	2002	2001	2002(1)		2003(4)	2004(4)	2005(4)(5)
			(unaudited)		(unaudited)
	(in thousand, except for per share data and “Other data”)
Net income (loss) per share data:
Diluted	$0.09	$0.35	$0.16	$(2.42)	$(2.19)	$(0.25)	$0.76	$0.95
Weighted average shares outstanding:
Diluted	1,672	3,496	3,180	2,029	1,970	4,432	9,355	9,885
Other financial data:
Managed entity revenue(2) (unaudited)	$2,238	$30,778	$9,485	$24,798	$46,092	$62,795	$121,038	$151,037
Other data(3) (unaudited):
States served	7	16	9	16	16	18	21	25
Locations	43	84	45	88	88	99	151	204
Employees	615	1,158	611	1,303	1,303	1,721	3,583	4,930
Direct	615	754	599	880	880	1,098	1,886	2,531
Managed	—	404	12	423	423	623	1,697	2,399
Contracts	61	155	95	158	158	202	312	527
Direct	61	108	91	111	111	134	196	281
Managed	—	47	4	47	47	68	116	246
Clients	3,697	10,785	8,492	10,730	10,730	13,371	29,066	35,646
Direct	3,697	3,763	3,713	4,375	4,375	5,729	15,421	18,893
Managed	—	7,022	4,779	6,355	6,355	7,642	13,645	16,753

	As of June 30, 2002	As of December 31,
		2002	2003	2004	2005
Balance sheet data:
Cash and cash equivalents	$761	$1,019	$15,004	$10,657	$8,994
Total assets(6)	24,045	24,794	53,288	75,921	119,013
Total current liabilities	8,879	9,384	7,316	10,590	19,543
Long-term obligations	11,003	10,831	2,239	733	14,241
Other liabilities	—	3,569	—	—	3,983
Mandatorily redeemable convertible preferred stock	5,459	5,652	—	—	—
Total stockholders’ equity (deficit)	(1,296)	(4,642)	43,733	64,598	81,246

(1)	In May 2003, we changed our fiscal year end from June 30 to December 31. As a result, the six months ended December 31, 2002 is presented as a transitional period.
(2)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue.
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
(4)	Several acquisitions were completed in the fiscal years ended December 31, 2003, 2004 and 2005, which affected the comparability of the information reflected in the selected financial data. See the subheading “Acquisitions” and the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report for information regarding the affect these transactions had on our financial condition and results of operations for the periods presented.
(5)	Home and community based services revenue for 2005 included approximately $3.6 million of revenue under our annual block purchase contract in excess of the contractual amount. Approximately $1.6 million of the amount recognized as home and community based services revenue in excess of the contractual amount has been collected through supplemental payments. The supplemental payments received from the payer are in addition to the annual contract amounts we are entitled to receive under our annual block purchase contract for services rendered and are at the discretion of the payer. Due to the discretionary nature of the supplemental payments and despite the fact that we have been awarded such payments historically under our annual block purchase contract, historical supplemental payments are not necessarily indicative of future supplemental payments that we may receive.
(6)	Includes our deposit with the sellers in December 2003 of the $820,000 cash purchase price associated with our January 1, 2004 acquisition of the remaining 50% interest in Rio Grande Management Company.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with Item 6, entitled, “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth in Item 1A, entitled, “Risk Factors” and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of December 31, 2005, we provided services directly and through the entities we manage to approximately 35,600 clients from 204 locations in 25 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

Our industry is highly fragmented, competitive and dependent upon government funding. We depend on our experience, financial strength and broad presence to compete vigorously in each service offering. Challenges for us include competing with local incumbent social services providers in some of the areas we seek to enter and in rural areas where significant growth opportunities exist, finding and retaining qualified employees. We seek strategic acquisitions as one way to enter competitive markets.

Our business is highly dependent upon our obtaining contracts with government sponsored entities. When we are awarded a contract to provide services, we may incur expenses such as leasing office space, purchasing office equipment and hiring personnel before we receive any contract payments, and, under some of the large contracts we are awarded, we are required to invest significant sums of money before receiving any contract payments. We are also required to recruit and hire qualified staff to perform the services under contract. We strive to control these start-up costs by leveraging our existing infrastructure to maximize our resources and manage our growth effectively. However, with each contract we are awarded, we face the challenge of quickly and effectively building a client base to generate revenue to recover these costs.

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

On December 6, 2005, our board of directors, or Board, upon recommendation of the Compensation Committee of the Board, approved the acceleration of the vesting dates of all unvested stock options previously awarded to eligible employees, directors and consultants, including stock options granted to executive officers and non-employee directors, under our 2003 Stock Option Plan, effective December 29, 2005 for all of our active employees, directors and consultants at December 29, 2005. All other terms of the stock options previously awarded remained the same. The purpose of accelerating the vesting of outstanding unvested options is to enable us to avoid recognizing stock based compensation expense associated with these options in future periods after the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, in January 2006. See note 11, entitled, “Stock Option and Incentive Plans”, to our consolidated financial statements included in Item 8 of this report for additional information regarding the acceleration of the vesting dates of all unvested stock options.

Additional information regarding the follow-on offering of our common stock is included in the liquidity and capital resources discussion below.

Our working capital requirements are primarily funded by cash from operations. In addition, effective June 28, 2005, we amended our loan and security agreement with CIT Healthcare LLC, or CIT (formerly known as Healthcare Business Credit Corporation), to provide for a $25.0 million revolving line of credit and a $25.0 million acquisition term loan. Borrowings from our credit facilities with CIT provide funding for general corporate purposes and acquisitions.

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

We also pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage in expanding through acquisitions. We also must integrate the acquired business into our operations which could disrupt our business and we may not be able to realize operating and economic efficiencies upon integration. Finally, our acquisitions involve purchase prices in excess of the fair value of tangible assets and cash or receivables. This excess purchase price is allocated to intangible assets and is subject to periodic evaluation and impairment or other write downs that are charges against our earnings.

In all our markets we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served, as that particular metric is the key driver of our revenue growth. We also focus on the number of employees as that is our most important variable cost and the key to the management of our operating margins.

Acquisitions

Since December 31, 2004, we have completed the following acquisitions:

•	On June 13, 2005, we acquired all of the equity interest in Children’s Behavioral Health, Inc., or CBH, a Pennsylvania provider of home and school based social services for children. The purchase price of approximately $13.6 million consisted of $10.0 million in cash, 117,371 shares of our unregistered common stock valued at $3.0 million, and an unsecured, subordinated promissory note in the principal amount of approximately $619,000 after deducting certain credits related to working capital adjustments. This acquisition expanded our presence to a number of new counties within Pennsylvania and significantly increased the children’s services component of our business

•	On August 22, 2005, we purchased all of the equity interest in Maple Services, LLC, a Colorado limited liability corporation, and Maple Star Nevada, a Nevada corporation. Maple Services, LLC is a for-profit management company that provides management services to Oregon and Colorado not-for-profit providers of foster care services and Maple Star Nevada provides therapeutic foster care services in several Nevada locations. The purchase price of $8.4 million (less $840,000 which was placed into escrow as security for any indemnification obligations for one year from August 22, 2005 and less certain additional adjustments contained in the purchase agreement) consisted of cash. In addition, we may be obligated to pay an additional amount up to $2.0 million under an earn out provision as such term is defined in the purchase agreement. These acquisitions expanded our presence into Colorado and Oregon through the two not-for-profit entities formerly managed by Maple Services LLC, and added foster care services to our existing roster of services in Nevada.

•

On September 20, 2005, we acquired all of the equity interests in Transitional Family Services, Inc. and AlphaCare Resources, Inc., collectively referred to as AlphaCare. AlphaCare provides in-home and professional therapy services in several Georgia locations and administers one of the largest family preservation programs in the State of Georgia. The purchase price consisted of cash of approximately

$5.1 million (less $472,692 which was placed into escrow as security for any indemnification obligations for 18 months from September 20, 2005 and less certain additional adjustments contained in the purchase agreement). In addition, we may be obligated to pay to the sellers an additional amount under an earn out provision in the purchase agreement. These acquisitions not only expanded our geographic footprint but also helped position us to take advantage of the growing trend within the state of Georgia for in-home delivery of mental health services.

•	Effective October 1, 2005, we acquired all of the equity interests in Drawbridges Counseling Services, LLC, a provider of home based and case management services in Kentucky and Oasis Comprehensive Foster Care Services LLC, a foster care child placement agency licensed in Kentucky, collectively referred to as Drawbridges. We acquired these agencies for a purchase price of $450,000 (subject to certain working capital adjustments), which consisted of $400,000 in cash and a one year $50,000 unsecured, subordinated promissory note. These acquisitions provided us an entrée into the state of Kentucky.

•	On February 1, 2006, we acquired all of the equity interest in A to Z In-Home Tutoring, LLC, or A to Z, a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $800,000 in debt excluding a $250,000 bridge loan owing to us by A to Z at the date of acquisition. In accordance with certain provisions in the purchase agreement, we may make earn out payments based on future financial performance. The total purchase price including earn out payments will not exceed $8.0 million. This acquisition expands the Company’s home and community based social services to include educational tutoring. This acquisition expands our home based social services to include educational tutoring.

•	On February 27, 2006, we acquired all of the equity interest in Family Based Strategies, Inc., or FBS, a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to us by FBS at the date of acquisition. The purchase price will be paid upon the final determination of FBS’s working capital. In accordance with certain provisions in the purchase agreement, we may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. This acquisition expands our presence in North Carolina and provides us an entrée into the state of New Jersey.

The cash portion of the purchase price of these acquisitions was partially funded from our credit facility with CIT.

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

Revenue recognition

We recognize revenue generally at the time services are rendered at predetermined amounts stated in our contracts and when the collection of these amounts is considered to be probable.

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

Fee-for-service contracts.    Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 66.5% and 61.8% of our revenue for the years ended December 31, 2004 and 2005.

Cost based service contracts.    Revenues from our cost based service contracts are generally recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 10.8% and 16.2% of our revenue for the years ended December 31, 2004 and 2005.

Annual block purchase contract.    Effective July 1, 2005, our annual block purchase contract with The Community Partnership of Southern Arizona, referred to as CPSA, requires us to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a specified limit to the level of services that may be provided to these beneficiaries. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

We are required to regularly submit service encounters to CPSA electronically. On an on-going basis and at the end of CPSA’s June 30 fiscal year, CPSA is obligated to monitor the level of service encounters. If at any time the encounter data is not sufficient to support the year-to-date payments made to us, CPSA has the right to prospectively reduce or suspend payments to us.

For revenue recognition purposes, our service encounter value (which represents the value of actual services rendered) must equal or exceed 90% of the revenue recognized under our annual block purchase contract. The remaining 10% of revenue recognized each reporting period represents payment for network overhead administrative costs incurred in order to fulfill our obligations under the contract. Administrative costs include, but are not limited to, intake services, clinical liaison oversight for each behavioral health recipient, cultural liaisons, financial assessments and screening, data processing and information systems, staff training, quality and utilization management functions, coordination of care and subcontract administration.

We recognize revenue from our annual block purchase contract corresponding to the service encounter value. If our service encounter value is less than 90% of the amounts received from CPSA, we recognize revenue equal to the service encounter value plus the administrative component and defer revenue for any excess amounts received such that the ratio of service encounter value to revenue recognized equals 90%.

If our service encounter value equals 90% of the amounts received from CPSA, we recognize revenue at the contract amount, which is one-twelfth of the established annual contract amount each month.

If our service encounter value exceeds 90% of the contract amount, we recognize revenue equal to the amount that yields a ratio of the service encounter value to revenue of 90%, and only if collection of any additional revenue over the contractual amount is considered to be probable. As of December 31, 2005, the amount of revenue recognized from this contract in excess of the contract amount for the first six months of the contract term was approximately $2.3 million. CPSA has a history of making additional payments to us beyond the stated contractual amounts. In addition, CPSA has not reduced, withheld, or suspended any payments and we believe our encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations. Our revenues under the annual block purchase contract and for the year ended December 31, 2004 and 2005 represented 11.6 and 12.1% of our total revenues, respectively.

Management agreements.    We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 10.3% and 8.3% of our revenue for the years ended December 31, 2004 and 2005.

We recognize management fee revenues from our management agreements as such amounts are earned, as defined by the respective management agreement, and collection of such amount is considered probable. We assess the likelihood of whether any of our management fee revenues may need to be returned to help our managed entities fund their working capital needs. If the likelihood is other than remote, we defer the recognition of all or a portion of the management fees received. To the extent we defer management fees as a means of funding any of our managed entities’ losses from operations, such amounts are not recognized as management fee revenues until they are ultimately collected from the operating income of the managed entities.

In addition, as part of our reinsurance program, we reinsure a substantial portion of the general and professional liability and workers’ compensation cost of certain designated entities we manage through SPCIC. Further, we offer health insurance coverage to employees of certain entities we manage under our self-funded health insurance program. In exchange for this liability coverage, we receive a reimbursement equal to the pro-rata share of certain of our managed entities’ costs to participate in our reinsurance and self-funded health insurance programs. We consider these arrangements to be among the array of management services we provide to certain of our managed entities. As a result, we record amounts received from these managed entities as management fees revenue. Revenues related to these arrangements totaled approximately $1.1 million for the year ended December 31, 2005, and represented less than 1.0% of our revenue for the same period.

Consulting agreements.    From time to time we may enter into consulting agreements with other entities that provide government sponsored social services. Under the agreements, we evaluate and make recommendations with respect to their management, administrative and operational services. We may continue to enter into consulting agreements in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be probable. Fees earned pursuant to our consulting agreements are classified as management fees revenue in our consolidated statements of operations and represented less than 1.0% of our revenue for the years ended December 31, 2004 and 2005.

The costs associated with generating our management fee and consulting fee revenues are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

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

Under certain of our contracts, billings do not coincide with revenue recognized on the contract due to payer billing system delays, delays related to our integration of new acquisitions and certain supplemental payments related to our annual block purchase contract in Arizona. Unbilled accounts receivable represent revenue recorded in excess of amounts formally invoiced. Unbilled amounts are expected to be collected within one year.

Our write-off experience for the years ended December 31, 2004 and 2005 was less than 1.0% of revenue.

Accounting for business combinations, goodwill and other intangible assets

We analyze the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying value, including goodwill. We use valuation techniques consistent with a market approach by deriving a multiple of our EBITDA (earnings before interest, taxes, depreciation and amortization) based on the market value of our common stock at year end and then applying this multiple to each reporting unit’s EBITDA for the year to determine the fair value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss is measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value. Our evaluation of goodwill completed as of December 31, 2005 resulted in no impairment losses.

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

We assess whether certain relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. We determine an appropriate useful life for acquired customer relationships based on the expected period of time we will provide services to the payer.

While we use discounted cash flows to value intangible assets, we have elected to use the straight-line method of amortization to determine amortization expense. Under certain conditions we may assess the recoverability of the unamortized balance of our long-lived assets based on undiscounted expected future cash flows. If the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any long-lived asset is recognized as an impairment loss.

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

Loss reserves for certain reinsurance and self-funded insurance programs

We maintain reserves for obligations related to our reinsurance programs for our general and professional liability and workers’ compensation coverage and our self-funded health insurance program provided to our employees and employees of certain entities we manage. As of December 31, 2005, we had reserves of approximately $1.2 million for the general and professional liability and workers’ compensation programs and approximately $658,000 in reserve for our self-funded health insurance program which began July 1, 2005. We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to our general and professional liability coverage and our judgment based on our past experience and industry experience to support the required liability and related expense associated with our workers’ compensation coverage and health insurance coverage. With respect to our self-funded health insurance program, we also consider historical and projected medical utilization data when estimating our health insurance program liability and related expense. We record a provision for losses incurred but not reported, based on the recommendations of an independent actuary and management’s judgment using its past experience and industry experience. We record claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by independent actuaries with respect to our general and professional liability coverage and our past experience and industry experience with respect to our workers’ compensation coverage and health insurance coverage.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2003	2004	2005
Revenues:
Home and community based services	71.4%	75.4%	79.2%
Foster care services	17.7	13.6	10.8
Management fees	10.9	11.0	10.0

Total revenues	100.0	100.0	100.0

Operating expenses:
Client service expense	76.4	74.1	74.8
General and administrative expense	10.5	12.6	12.5
Depreciation and amortization	1.5	1.4	1.4

Total operating expenses	88.4	88.1	88.7

Operating income	11.6	11.9	11.3

Non-operating (income) expense:
Interest expense, net	2.6	0.2	0.5
Put warrant accretion	1.1	—	—
Write-off of deferred financing costs	0.7	—	—
Equity in earnings of unconsolidated affiliate	(0.1)	—	—

Income before income taxes	7.3	11.7	10.8
Provision for income taxes	2.8	4.4	4.3

Net income	4.5%	7.3%	6.5%

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

	Year Ended December 31,		Percent Change
	2004	2005
Home and community based services	$73,106,046	$115,466,600	57.9%
Foster care services	13,178,098	15,795,179	19.9%
Management fees	10,681,500	14,446,589	35.2%

Total revenue	$96,965,644	$145,708,368	50.3%

Home and community based services.    The acquisition of Pottsville Behavioral Counseling Group, or Pottsville, in April 2004 and equity interests in three entities, collectively referred to as the Aspen companies, comprising of Choices Group, Inc., Aspen MSO, LLC (now known as Providence Community Services, LLC) and College Community Services, in July 2004 contributed approximately $13.9 million in home and community based services revenue for 2005 as compared to 2004 as the operations of these acquisitions were included only from the date of acquisition. In addition, we acquired CBH in June 2005, Maple Star Nevada in August 2005, AlphaCare in September 2005 and Drawbridges in October 2005 which added, on a cumulative basis, approximately $6.3 million to our home and community based services revenue for 2005. Further, services in the District of Columbia which began in June 2004 yielded additional home and community based services revenue of approximately $2.1 million for 2005 as compared to the prior year because the operations in the District of

Columbia were included for only the last six months of 2004. Also, we recognized approximately $3.6 million of home and community based services revenue in excess of the contractual amount under our annual block purchase contract with CPSA for 2005. Approximately $1.6 million of the total amount recognized as home and community based services revenue under this contract in excess of the contract amount has been collected through supplemental payments. The supplemental payments received from CPSA are in addition to the annual contract amounts we were entitled to receive under our annual block purchase contract for services rendered and are at the discretion of CPSA. Due to the discretionary nature of the supplemental payments and despite the fact that we have been awarded such payments historically under our annual block purchase contract, historical supplemental payments are not necessarily indicative of future supplemental payments that we may receive. Excluding the acquisitions completed in 2004 and 2005, start up services in the District of Columbia in 2004 and the home and community based services revenue recognized in excess of the contractual amount under our contract with CPSA in 2005, our home and community based services provided additional revenue of approximately $16.5 million for 2005, as compared to 2004 due to client volume increases in new and existing locations. Due to the nature of government funded social services, rates paid for social services provided generally do not fluctuate substantially from year to year. Thus, fluctuations in rates for our home and community based services have a nominal affect on our home and community based services revenue.

Foster care services.    In our traditional home and community based markets such as Arizona and Virginia and in Delaware, where we are expanding our foster care services, our cross-selling efforts yielded an additional $1.8 million of foster care services revenue for 2005 as compared to 2004. We expect cross-selling activities to continue and provide additional revenues in the future as we focus on continuous expansion of our foster care services. The acquisition of Maple Star Nevada resulted in an increase in foster care services revenue of approximately $1.9 million from period to period. Partially offsetting the increase in foster care services revenue in 2005 were decreases in our Tennessee and Nebraska markets where we have experienced a decrease in the number of clients placed in foster homes due to systemic changes at the state level and lower inventory of licensed foster homes. In Tennessee certain changes at the state level have led to a shorter length of stay per client and a lower number of clients eligible to receive care which resulted in a decrease in foster care services revenue of approximately $507,000 for 2005 as compared to 2004. In Nebraska the inventory of licensed foster homes has declined leading to a decrease in the number of clients placed in foster homes and a decrease in foster care services revenue of approximately $361,000 for 2005 as compared to 2004. We are exploring opportunities to permanently place foster care clients through adoption programs in Tennessee which we expect will mitigate the decline in foster care clients and the decrease in foster care services revenue. In addition, we are increasing our efforts to recruit additional homes in Nebraska which we expect will increase our foster care service offering. Further offsetting the increase in foster care services revenue in 2005 was a decrease in our Florida market where a number of our foster care clients have transitioned from a higher level of foster care services to a lower level of foster care services for which we receive a lower rate. These lower rates led to a decrease of approximately $171,000 in funds from the contracting payers to provide foster care services for 2005 as compared to 2004.

Management fees.    Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $151.0 million for 2005 as compared to $121.0 million for 2004. The combined effects of business growth and the acquisition of the management agreements with Care Development of Maine, or CDOM, FCP, Inc., or FCP, The ReDCo Group, or ReDCo, Maple Star Colorado, Inc. and Maple Star Oregon, Inc. yielded approximately $1.5 million in additional management fees revenue for 2005 as compared to 2004, net of a decrease in management fees revenue from our amended management services agreement with Rio Grande Behavioral Health Services, Inc., or Rio Grande, described below. In addition, we entered into several short-term consulting agreements in 2005 which added another $1.3 million to management fees revenue for 2005. Revenues from consulting fees are not indicative of future revenues from consulting services that we may provide in the future. Further, we earned an additional $1.1 million for 2005 under our reinsurance and self-funded health insurance programs in which certain of the entities we manage participate. No such amounts were recorded in 2004 as our reinsurance and self-funded health insurance programs did not exist until 2005.

On June 30, 2004, Rio Grande, received a notice canceling one of its provider health maintenance organization network contracts effective July 31, 2004. Subsequently, Rio Grande commenced negotiations for a new contract. Rio Grande and the payer agreed to continue their relationship under new terms. In connection with this agreement, we amended the management services agreement between us and Rio Grande to change the management fee charged to Rio Grande for certain management services from a per member per month based fee to a fixed fee per month. The fixed fee was comparable to the previous per member per month based fee and remained at this predetermined level until January 1, 2005, at which time the fixed fee was reduced. The new fixed fee had the effect of decreasing our management fees revenue from this management services agreement by approximately $431,000 for 2005 when compared to 2004. Partially offsetting this decrease, however, was a management fee of $250,000 received in 2005 under the amended management services agreement with Rio Grande for start-up costs related to implementing pending changes to the Rio Grande behavioral health network described below.

Prior to July 1, 2005, the State of New Mexico contracted with three health maintenance organization’s and Rio Grande directly to administer a substantial portion of the state’s behavioral health services to recipients including Medicaid eligible recipients in southern New Mexico. The three health maintenance organizations, in turn, contracted with Rio Grande which had subcontracts with several not-for-profit providers in southern New Mexico (many of which comprise the Rio Grande behavioral health network) to provide behavioral health services to Medicaid eligible recipients. In addition, Rio Grande contracted with us to provide it with certain management services.

Effective July 1, 2005, the State of New Mexico modified its behavioral health services delivery system, whereby it contracts with one administrative services entity to administer new and renewing contracts for behavioral health services.

In response to the modification of the State of New Mexico’s behavioral health services delivery system, the not-for-profit providers of the Rio Grande behavioral health network began contracting directly with the administrative services entity chosen by the State of New Mexico. The then existing provider subcontracts with Rio Grande were not renewed; however, the not-for-profit providers contracted with Rio Grande for certain administrative services. In addition, six of the not-for-profit providers signed management services agreements with us. The management fees pursuant to these management services agreements are based on a flat fee and in total is comparable to the per member per month based management fee we previously charged to Rio Grande. Management fees revenue related to Rio Grande was approximately $1.4 million for 2005 and approximately $1.6 million for 2004.

Operating expenses

Client service expense.    Client service expense includes the following for 2004 and 2005:

	Year Ended December 31,		Percent Change
	2004	2005
Payroll and related costs	$53,068,983	$80,943,278	52.5%
Purchased services	10,703,214	15,624,427	46.0%
Other operating expenses	8,111,310	12,371,229	52.5%

Total client service expense	$71,883,507	$108,938,934	51.5%

Payroll and related costs.    To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of increasing client numbers requiring us to hire additional service personnel, our payroll and related costs increased for 2005, as compared to 2004, as we added new direct care providers, administrative staff and other employees. In addition, we added new employees in connection with the acquisition of Pottsville, the Aspen companies, CBH, Maple Star Nevada, AlphaCare and Drawbridges which resulted in an increase in payroll and related costs of approximately

$13.9 million for 2005. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 54.7% for 2004 to 55.6% for the same current year period primarily due to our efforts to increase the number of employees to service our growth.

Purchased services.    Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the 2005 as compared to 2004. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. Despite the increase in purchased services during 2005, as a percentage of revenue, purchased services remained relatively constant near 11.0% from period to period.

Other operating expenses.    As a result of our organic growth during the last twelve months, we added several new locations that contributed to an increase in other operating expenses for 2005 when compared to 2004. The acquisition of the Pottsville, Aspen companies, CBH, Maple Star Nevada, AlphaCare and Drawbridges added approximately $2.3 million to other operating expenses for 2005 as compared to 2004. As a percentage of revenue other operating expenses remained relatively constant at approximately 8.5% from period to period.

General and administrative expense.

Year Ended December 31,		Percent Change
2004	2005
$12,178,927	$18,178,436	49.3%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees, insurance costs related to certain managed entities we cover under our reinsurance and self-funded health insurance programs as well as increased professional services fees accounted for an increase of approximately $4.0 million of corporate administrative expenses for 2005. Also contributing to the increase in general and administrative expense were costs associated with meetings of our board of directors and employee training and continuing education as well as investor relations costs such as costs associated with meetings and presentations to investors. In addition, as a result of the acceleration of vesting of stock options and the granting of stock options to a significant consultant of the company in 2005 under our 2003 Stock Option Plan, stock based compensation expense for 2005 increased approximately $457,000 over 2004. Furthermore, as a result of our growth during the last twelve months, rent and facilities management increased $1.7 million in part due to our acquisition activities. We adjusted our reserves for general and professional liability, workers’ compensation liability and self-funded health insurance programs to be in line with an independent actuary estimate under our reinsurance programs and, with respect to our self-funded health insurance program liability, projected medical utilization data. These adjustments resulted in a decrease in general and administrative expense of approximately $188,000 for 2005 as compared to 2004. As a percentage of revenue, general and administrative expense remained relatively constant at 12.5%.

Depreciation and amortization.

Year Ended December 31,		Percent Change
2004	2005
$1,325,420	$2,093,753	58.0%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of approximately $404,000 related to the acquisition of Pottsville, the Aspen companies, CBH, Maple Star Nevada, AlphaCare and Drawbridges. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with CDOM, FCP, ReDCo and Maple Star Nevada and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization remained constant at 1.4% from period to period.

Non-operating (income) expense

Interest expense.    During 2005, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT that resulted in a higher level of debt for 2005 as compared to 2004. As a result, interest expense increased approximately $600,000 for 2005 as compared to 2004.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.1%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences such as meals, entertainment, fines, penalties and stock based compensation expense and state income taxes. At December 31, 2005, we have future tax benefits of $1.6 million related to $4.0 million of available federal net operating loss carryforwards which expire in years 2012 through 2023 and $5.8 million of state net operating loss carryforwards which expire in 2006 through 2020. Approximately $3.7 million of the federal net operating loss carryforwards result from the Camelot Care Corporation acquisition in 2002. The future use of these net operating loss carryforwards is limited on an annual basis.

Our valuation allowance includes $239,000 of state net operating loss carryforwards and $63,000 of federal net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues

	Year Ended December 31,		Percent Change
	2003	2004
Home and community based services	$42,293,856	$73,106,046	72.9%
Foster care services	10,513,100	13,178,098	25.3%
Management fees	6,469,206	10,681,500	65.1%

Total revenue	$59,276,162	$96,965,644	63.6%

Home and community based services.    The acquisition of Dockside Services, Inc., or Dockside, in January 2004 contributed $3.0 million to our home and community based services revenue for 2004. We added 193 clients as a result of this acquisition and also positioned ourselves for cross selling of foster care services and expansion into other markets in the states of Indiana and Michigan. Our new home and community based services contracts in Fort Pierce and West Palm Beach, Florida collectively yielded $4.6 million in home and community based services revenue for 2004. The acquisition of Pottsville in May 2004 provided $1.4 million in home and community based services revenue for 2004. We added 257 clients as a result of this acquisition and entered into the Pennsylvania market. The acquisition of the Aspen companies in July 2004 contributed $10.4 million in home and community based services for 2004. We added approximately 5,000 clients as a result of this acquisition and entered into the California and Nevada markets. Excluding the acquisition of Dockside, Pottsville, the Fort Pierce and West Palm Beach contracts and the Aspen companies, our home and community based services provided additional revenue of approximately $11.4 million for 2004, as compared to 2003 due to client volume increases in new and existing locations. We experienced a net increase of approximately 4,400 new home and community based clients during 2004 as compared to 2003, with increases at our existing locations and as a result of the new locations that we opened in North Carolina and Tennessee.

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

Operating expenses

Client service expense.    Client service expense includes the following for 2003 and 2004:

	Year Ended December 31,		Percent Change
	2003	2004
Payroll and related costs	$31,886,567	$53,068,983	66.4%
Purchased services	8,214,143	10,703,214	30.3%
Other operating expenses	5,183,292	8,111,310	56.5%

Total client service expense	$45,284,002	$71,883,507	58.7%

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

General and administrative expense.

Year Ended December 31,		Percent Change
2003	2004
$6,209,162	$12,178,927	96.1%

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

Non-operating (income) expense

Interest expense, net.    Due to a lower level of debt for 2004, pursuant to the repayment of all of the amounts that were borrowed under our loan and security agreements with Healthcare Business Credit Corporation (now known as CIT Healthcare LLC), and from our mezzanine lenders, interest expense decreased in 2004 as compared to 2003. As a percentage of revenue, interest expense from period to period decreased from 2.6% for 2003 to 0.2% for 2004.

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

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2005. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

Supplemental quarterly financial data

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004		December 31, 2004
Revenues	$18,454,661	$20,678,947	$28,219,366	(2)	$29,612,670
Operating income	1,913,335	2,494,966	3,567,391		3,602,098
Net income	1,102,008	1,459,347	2,107,405		2,416,304
Earnings (loss) per share:
Basic	$0.13	$0.15	$0.22		$0.25
Diluted	$0.13	$0.15	$0.22		$0.25
Managed entity revenue (1)	$20,300,653	$29,161,077	$35,087,700		$36,488,321
Management fees	$2,221,814	$2,689,522	$2,967,973		$2,802,191

	Quarter ended
	March 31, 2005	June 30, 2005		September 30, 2005		December 31, 2005
Revenues	$32,033,259	$35,219,678	(3)	$37,347,137	(4)	$41,108,294	(5)
Operating income	3,528,149	4,050,518		4,628,538		4,290,040
Net income	2,094,319	2,377,605		2,582,235		2,371,287
Earnings per share:
Basic	$0.22	$0.25		$0.27		$0.24
Diluted	$0.22	$0.24		$0.26		$0.24
Managed entity revenue (1)	$35,929,056	$37,372,982		$39,558,259		$38,176,287
Management fees	$2,499,210	$2,798,149		$4,269,272		$4,879,958

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue.
(2)	The acquisition of the Aspen companies in July 2004 contributed additional revenue of $5.2 million for the quarter ended September 30, 2004.
(3)	Revenues for the quarter ended June 30, 2005 included $1.3 million in supplemental payments under our annual block purchase contract with CPSA. These supplemental payments are in addition to the amount we were due under the annual block purchase contract and were at the discretion of CPSA. Accordingly, these supplemental payments are not indicative of future supplemental payments. Additionally, the acquisition of CBH in June 2005, contributed additional revenue of approximately $329,000 for the quarter ended June 30, 2005.
(4)	The acquisition of Maple Star Nevada in August 2005 and AlphaCare in September 2005 contributed additional revenue of approximately $1.1 million for the quarter ended September 30, 2005. In addition, revenues for the quarter ended September 30, 2005 included approximately $467,000 of consulting fees under several short-term consulting agreements entered into in September 2005 and approximately $283,000 of supplemental payments under our annual block purchase contract with CPSA.
(5)	Revenues for the quarter ended December 31, 2005 included approximately $762,000 of consulting fees under three short-term consulting agreements entered into in the quarter ended December 31, 2005. Revenues from consulting fees are not indicative of future revenues from consulting services that we may provide in the future. Operating income includes stock based compensation expense of approximately $600,000 related to the acceleration of vesting of all unvested stock options outstanding as of December 31, 2005 and the grant of stock options to a significant consultant under our 2003 Stock Option Plan. Further, we recognized approximately $2.0 million of revenue in excess of the contractual amount under our annual block purchase contract with CPSA.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on our operating results and operating cash flows. As we have grown our home and community based services business our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services with the acquisition of CBH and A to Z. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. In addition, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers.

Liquidity and capital resources

Sources of cash for the year ended December 31, 2005 were from operations, cash received upon exercise of stock options and our loan and security agreement. Our balance of cash and cash equivalents was approximately $9.0 million at December 31, 2005, down from $10.7 million at December 31, 2004, primarily due to our acquisition activity in 2005 partially offset by cash provided by operating activities and proceeds from the issuance of stock related to the exercise of vested stock options in 2005. Of the total amount of cash at December 31, 2005, approximately $2.0 million is held by SPCIC to fund the activities and obligations of SPCIC. In addition, SPCIC is precluded from freely transferring funds through inter-company advances, loans or cash dividends. At December 31, 2005 and 2004, our total debt was approximately $18.3 million and $1.1 million, respectively.

Cash flows

Operating activities.    Net cash from operations of $8.4 million for 2005, was provided primarily from net income of $9.4 million and the add back of non-cash depreciation and amortization expense, deferred financing costs amortization, stock compensation expense, the tax effect of stock option deduction and deferred income taxes of approximately $3.9 million. Working capital increased for 2005, with approximately $9.1 million provided by increases in our billed and unbilled accounts receivable, management fee receivable, consulting fee receivable, other receivables and prepaid expenses partially offset by an approximately $5.0 million increase in accounts payable, accrued expenses and reinsurance liability reserves due to increased amounts for purchased services expense, income tax liability, accrued payroll, accrued foster parent payments and the required reserves related to our reinsurance programs. Revenue which was deferred in prior periods was earned in 2005 related to our operations in Arizona and California and resulted in a decrease in deferred revenue of approximately $765,000. Our cash generated from operations can be affected by a number of risks. See “Item 1.A. Risk Factors” for a discussion of factors that can negatively impact the amount of cash we generate from operations.

Investing activities.    Net cash used in investing activities totaled approximately $28.8 million for 2005, and included net acquisition costs of approximately $24.3 million related to CBH, Maple Star Nevada, Maple Services, LLC, AlphaCare and Drawbridges and adjustments to the costs related to the acquisition of Dockside and the Aspen companies and additional contract acquisition costs of approximately $2.2 million related to the acquisition of the management agreement with CDOM. Additionally, we paid approximately $1.8 million to secure a standby letter of credit to guarantee available funds to pay claims losses of SPCIC under our general and professional liability and workers’ compensation reinsurance programs partially offset by the release of restricted funds in the amount of approximately $786,000. These funds were invested in certificates of deposit that expired in July 2005 and provided financial assurance that we would fulfill certain contracted obligations. The released funds of approximately $786,000 plus accrued interest of approximately $32,000 were added to our operating cash at December 31, 2005. Further, we accepted two promissory notes; the first in the amount of approximately $100,000 (net of principal payments of approximately $39,000 as of December 31, 2005) in settlement of a claim and the second in the amount of $225,000 to provide a bridge loan to A to Z prior to our acquisition of all of its equity interest in February 2006. Finally, we spent approximately $917,000 for property and equipment.

Financing activities.    For 2005, we generated cash of approximately $18.6 million in financing activities. We had net borrowings of $17.0 million under our credit facility in connection with our acquisition activity and issued common stock related to the exercise of vested stock options which provided net proceeds of $2.5 million. Partially offsetting the increase in cash from financing activities was the repayment of amounts due under our notes payable related to the acquisition of Dockside of $300,000 and capital lease agreements of approximately $135,000. In addition, we paid approximately $200,000 to CIT and outside legal counsel in connection with the amendment of our loan and security agreement and settled a federal income tax obligation of approximately $172,000 arising from non-deductible costs related to our initial public offering in 2003.

Obligations and commitments

Credit facilities.    On June 28, 2005, we entered into a second amended and restated loan and security agreement, or Second Amended Loan Agreement, with CIT. The Second Amended Loan Agreement provides for an increase in the amount we may borrow under our revolving line of credit from $10.0 million to $25.0 million and an increase in the amount we may borrow under our acquisition term loan from $10.0 million to $25.0 million subject to certain conditions. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to CIT’s approval and are payable in consecutive monthly installments as determined under the Second Amended Loan Agreement.

Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In addition, we are subject to a 0.5% fee per annum on the unused portion of the available funds as well as certain other administrative fees.

The Second Amended Loan Agreement also extends the maturity date of the revolving line of credit and acquisition term loan to June 28, 2010.

In order to secure payment and performance of all obligations in accordance with the terms and provisions of the Second Amended Loan Agreement, CIT retained its interests in the collateral described in the first amended and restated loan and security agreement dated as of September 30, 2003, including our management agreements with various not-for-profit entities, and the assets of our subsidiaries. If certain events of default occur including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or other particular covenant defaults, as more fully described in the Second Amended Loan Agreement, CIT may declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Second Amended Loan Agreement, any initiation of bankruptcy or related proceedings, assignment or sale of any asset or failure to remit any payments received by us on account to CIT will accelerate all unpaid principal and any accrued and unpaid interest and all fees and expenses. In addition, if we default on our indebtedness including the promissory notes issued in connection with completed business acquisitions, it could trigger a cross default under the Second Amended Loan Agreement whereby CIT may declare all unpaid principal and accrued and unpaid interest, other charges, fees, expenses or other monetary obligations immediately due.

We agreed with CIT to subordinate our management fee receivable pursuant to management agreements established with our managed entities, which have stand-alone credit facilities with CIT, to the claims of CIT in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to us are subordinated to the claims of CIT in the event one of these managed entities defaults under its credit facility.

Additionally, based on certain provisions of our Second Amended Loan Agreement and security agreement, all of our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our Second Amended Loan Agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our Second Amended Loan Agreement as of our reporting period cut-off date. As of December 31, 2005, the amount due us from CIT under this arrangement totaled approximately $2.3 million and was classified as “Other receivables” in our consolidated balance sheet.

The remaining provisions of the Second Amended Loan Agreement remained substantially the same as those set forth in the first amended and restated loan and security agreement.

At December 31, 2005, we had net borrowings of approximately $17.0 million under the acquisition term loan and no borrowings under the revolving line of credit. We borrowed this amount to pay for acquisitions that we believe fit within our growth strategy as described in “Item 1.Business” under the captions “Our growth strategy” and “Our acquisition history.” We had available credit of $12.5 million on our revolving line of credit, and we were in compliance with all covenants at December 31, 2005.

Promissory notes.    In connection with our acquisition of Dockside, we issued two unsecured subordinated promissory notes each in the principal amount of $500,000 to the sellers in partial consideration for the purchase of all of Dockside’s outstanding stock. Each note bears interest equal to 6% per annum with interest payable quarterly beginning April 2004 and principal payments of $100,000 beginning April 2005. All principal and accrued but unpaid interest is due July 2007.

In partial consideration for the purchase of all of CBH’s outstanding stock, we issued to the seller an unsecured subordinated promissory note in the principal amount of approximately $776,000 which was subsequently adjusted downward to $619,000 after deducting certain credits related to working capital adjustments in accordance with the purchase agreement. The promissory note bears interest of 5% with interest payable semi-annually beginning December 1, 2005 and all unpaid principal and any accrued and unpaid interest due June 2010.

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

Failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory notes issued to the former stockholders of Dockside, CBH and Drawbridges, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory notes, the unpaid principal and any accrued and unpaid interest may become due immediately. In such event, a cross default could be triggered under the Second Amended Loan Agreement. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

Contingent obligations.    We may be obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million under an earn out provision as such term is defined in the purchase agreement related to the purchase of Maple Star Nevada. If the earn out provision is met, the contingent consideration will be paid in cash. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, we will record the fair value of the consideration issued as an additional cost to acquire Maple Star Nevada.

In connection with the acquisition of AlphaCare, we may be obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. If the earn out provision is met, the contingent consideration will be paid one-third in cash, one-third by delivery of an unsecured, subordinated promissory note and the balance in shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the contingent consideration becomes distributable, we will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire AlphaCare.

In connection with the acquisition of A to Z, we may be obligated to pay to the former members of A to Z in each of 2007, 2008 and 2009, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of A to Z. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008 or 2009, the contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. The total purchase price including earn out payments will not exceed $8.0 million. When and if the earn out provision is triggered and paid, we will record the fair value of the consideration paid, issued or issuable as an additional cost acquire A to Z.

We may be obligated to pay, in the second fiscal quarter of 2008, an additional amount under an earn out provision as such term is defined in the purchase agreement related to the purchase of FBS. If the earn out provision is met, the contingent consideration will be paid in cash. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, we will record the fair value of the consideration issued as an additional cost to acquire FBS.

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. Management fees generated under our management agreements represented 10.3% and 8.3% of our revenue for the years ended December 31, 2004 and 2005. Fees generated under short term consulting agreements represented less than 1.0% of our revenue for the years ended December 31, 2004 and 2005. (See “—Critical accounting policies and estimates—Revenue recognition”). In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2004 and 2005 totaled $5.0 million and $6.6 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of December 31, 2004 and March 31, June 30, September 30 and December 31, 2005:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2004	$886,440	$866,315	$949,436	$1,945,326	$375,888
March 31, 2005	$843,523	$848,517	$807,170	$2,210,418	$345,159
June 30, 2005	$1,048,493	$797,148	$922,168	$2,194,287	$360,053
September 30, 2005	$1,320,176	$944,815	$801,541	$2,148,061	$825,846	(1)
December 31, 2005	$1,548,203	$909,661	$849,320	$2,355,861	$960,137	(1)

(1)	We relaxed our management fee receivable collection policy during the second half of 2005 to enable Camelot Community Care, Inc. to fund certain performance bonds related to new business opportunities in its Florida market. The result of relaxing our collection policy led to an increase in our balance of management fee receivable over 180 days at September 30 and December 31, 2005 as compared to December 31, 2004, March 31 and June 30, 2005. We believe that the collection of the management fees owed to us by Camelot Community Care, Inc. is probable based on their projected cash flows at December 31, 2005.

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

Our days sales outstanding for our managed entities increased from 181 days at December 31, 2004 to 183 days at December 31, 2005.

In addition, Camelot Community Care, Inc. which represented approximately $3.9 million, or 59.1%, of our total management fee receivable at December 31, 2005, and Intervention Services Inc., referred to as ISI, which represented approximately $782,000, or 11.8%, of our total management fee receivable at December 31, 2005, each obtained its own stand-alone line of credit from CIT in September 2003. The loan agreements between CIT and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of December 31, 2005, Camelot Community Care, Inc. had availability of approximately $1.2 million under its line of credit as well as $5.3 million in cash and cash equivalents and ISI had availability of approximately $299,000 under its line of credit as well as $64,000 in cash and cash equivalents.

The remaining $1.9 million balance of our total management fee receivable at December 31, 2005 was due from Rio Grande including certain members of the Rio Grande behavioral health network, ReDCo, CDOM, FCP, Family Preservation Community Services, Inc., or FPCS (which was formerly known as Family Preservation Services of South Carolina), and the two not-for-profit foster care providers formerly managed by Maple Services, LLC.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Transactions with Camelot Community Care, Inc.    On February 3, 2006, the board of directors of Camelot Community Care, Inc. granted us a year end management incentive bonus of $125,000 for management service rendered in 2005. The bonus amount was added to the management fee receivable at December 31, 2005. In addition, we amended our management agreement to include a reduction of our management fee beginning January 1, 2006. The agreement will decrease our management fees by approximately $200,000 on an annual basis for the remaining term of the agreement.

Transactions with FPCS.    In June 1999, we were issued a promissory note by FPCS, a managed entity, in the amount of $461,342. The note bears interest at a rate of 9% per annum and was due in June 2004. On February 20, 2003, a new promissory note in the same amount was issued by FPCS which extended the due date for repayment of principal and unpaid accrued interest to February 2008 and lowered the interest rate to 5% per annum. The balance of the note at December 31, 2005 was approximately $407,000. In addition, effective March 1, 2006, we amended our management services agreement with FPCS to increase the management fee to reimburse us for the compensation costs for FPCS’s State Director who became our employee on that day.

Transactions with Rio Grande.    We amended our management services agreement with Rio Grande to lower its management fee for services rendered in 2005 as a result of changes made to the Rio Grande Behavioral Health provider network in New Mexico in 2005. The lower management fee under the amended management services agreement with Rio Grande was partially offset by management fees from management services agreements entered in to by us, as the manager, and certain providers which comprised the Rio Grande Behavioral Health provider network in 2005. In addition, we were awarded a one time fee of $200,000 in 2005 by Rio Grande for reorganization start-up costs under the amended management services agreement related to the changes made to the Rio Grande Behavioral Health provider network in 2005.

Transactions with FCP.    We entered in to an agreement with FCP under which we reduced our management fee below the fee provided for under the original management service agreement for management services rendered from July 1, 2004 to June 30, 2005 to enable FCP to fund certain expenses incurred by FCP during its fiscal year ended June 30, 2005. For management services provided by us in excess of services contemplated by the management services agreement during the period July 1, 2004 and June 30, 2005, FCP agreed to an increase in the management fee above the fee provided for under the original management service agreement charged to them by us for FCP’s fiscal year ending June 30, 2006. The management fee under the original management services agreement will be applied to FCP in its subsequent fiscal years beginning July 1, 2006 over the remaining term of the management services agreement.

Transactions with ReDCo.    In connection with the acquisition of Pottsville and the establishment of a management agreement with ReDCo, we loaned $875,000 to ReDCo to fund certain long-term obligations of the entity in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. On January 25, 2006, the promissory note was amended extending the maturity date to September 2007. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. Additionally, in October 2005, ReDCo agreed to pay us $500,000 under an amendment to the management agreement. The aggregate amounts due to us from ReDCo under these arrangements totaled approximately $1.4 million at December 31, 2005.

Transactions with Maple Star Colorado, Inc and Maple Star Oregon, Inc.    Upon our acquisition of Maple Services, LLC, Mr. McCusker, our chief executive officer, Mr. Deitch, our chief financial officer, and Mr. Norris, our chief operating officer, became members of the board of directors of the two not-for-profit organizations (Maple Star Colorado, Inc. and Maple Star Oregon, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. and Maple Star Oregon, Inc., while not-for-profit organizations are not federally tax exempt organizations. We provided management services to Maple Star Colorado, Inc. and Maple Star Oregon, Inc. under management agreements for consideration in the aggregate amount of approximately $715,000 for the year ended December 31, 2005. In addition, the board of directors of Maple Star Oregon, Inc. granted us management incentive bonuses from the date we acquired Maple Services, LLC to December 31, 2005. The bonus amounts were added to management fee receivable and aggregated to approximately $291,000 at December 31, 2005.

Management incentive bonus payments granted by any managed entity are discretionary subject to the approval of the board of directors of the managed entity and are not indicative of future bonus amounts that may be paid or become payable to us.

Loss reserves for certain reinsurance and self-funded insurance programs

General and professional liability and workers’ compensation

Prior to April 12, 2005, we had general and professional liability coverage with a $500,000 self-insured retention for each claim through a third party insurer. In addition, prior to May 16, 2005 we had first dollar coverage for workers’ compensation costs with third party insurers. Effective May 16, 2005, we began reinsuring a third party insurer for a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by us under reinsurance programs through our wholly-owned captive insurance subsidiary SPCIC, incorporated and licensed under the laws of the State of Arizona. We established SPCIC in order to better manage risks and the annual expenditures for general and professional liability and workers’ compensation insurance coverage. It is expected that the formation of SPCIC will enable us to provide for: (1) long-term stable insurance programs, (2) increased control over claims management and risk control administration and (3) reduced overall insurance costs associated with general and professional liability and workers’ compensation insurance coverage. We primarily utilize SPCIC as a risk management and cost containment tool.

Our general and professional liability and workers’ compensation reinsurance programs are fronted by two third party insurers for a predetermined amount: one for general and professional liability and one for workers’ compensation liability. These third party insurers also provide coverage to certain designated entities managed by us. SPCIC reinsures both of these third party insurers for claims as described below.

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

Under our workers’ compensation reinsurance program, SPCIC reinsures a third party insurer for the first $250,000 per occurrence with no annual aggregate limit. The third party insurer provides workers’ compensation coverage up to statutory limits. The reinsurance premium for the first policy year ending May 15, 2006 of approximately $774,000 equals the reinsured portion of the expected losses for the same period based upon our judgment using our past experience and industry experience. If our actual reinsured losses and the reinsured losses of certain designated entities we manage were to exceed the reinsured portion of the expected losses of approximately $774,000 in the first policy year ending May 15, 2006, our additional exposure would be recognized as an increase to our payroll and related costs in our consolidated statements of operations in the period such exposure became known. Our reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to general and administrative expense in our consolidated statements of operations.

We record a provision for losses incurred but not reported, based on the recommendations of an independent actuary and our judgment using our past experience and industry experience. At the end of each fiscal year, insurance regulations require that we record reserve levels equal to or greater than an independent actuary’s estimate of expected losses. On December 31, 2005, the end of SPCIC’s fiscal year, we decreased our expected loss reserves by an immaterial amount to equal the independent actuary’s estimate of expected losses of approximately $702,000.

SPCIC has restricted cash of $1.8 million at December 31, 2005, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and our judgment using historical data, and industry and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Any obligations above our reinsurance program limits are our responsibility. Approximately 28% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by us that are covered under SPCIC’s reinsurance programs.

Health insurance

Effective July 1, 2005, we began offering our employees and employees of certain entities we manage an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. Beginning July 1, 2005, we maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally 1 – 2 months. The liability for the self-funded health plan of approximately $658,000 as of December 31, 2005 is recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheet.

We charge our employees and employees of certain entities we manage a portion of the costs of our self-funded and non self-funded health programs, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between our projections and our actual experience is borne by us. We estimate potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on our past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results.

Tax return examination

In 2005, the Internal Revenue Service examined our tax return for the period July 1, 2003 to December 31, 2003. The examination concluded in December 2005 with no material effect to our financial position or results of operations.

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2005:

	At December 31, 2005
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$18,324	$4,083	$7,567	$6,674	$—
Interest	3,703	1,404	1,796	503	—
Purchased services commitments	161	161	—	—	—
Leases	12,891	4,112	5,394	2,406	979

Total	$35,079	$9,760	$14,757	$9,583	$979

Follow-on registered offering of common stock

We have filed a registration statement relating to a proposed underwritten offering of up to 1.5 million shares of our common stock (not including up to an additional 225,000 shares of our common stock that may be issued by us upon exercise of the underwriters’ over-allotment option). Additionally, we have filed a shelf registration statement with respect to another 1.0 million shares of our common stock, which we may offer and sell on a delayed basis or continuous basis pursuant to rule 415 under the Securities Act of 1933. If these offerings are completed, we intend to use the net proceeds we receive to repay amounts outstanding under our credit facility and the balance for general corporate purposes, including possible future acquisitions.

We expect our liquidity needs on a short-term basis will be satisfied by cash flow from operations, the net proceeds from the sale of equity securities and borrowings under our debt facilities.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board finalized SFAS 123R, effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at the grant-date fair value of the award. Retroactive application of the requirements of SFAS 123R is permitted, but not required. We adopted the provisions of SFAS 123R beginning January 1, 2006 using the modified prospective method. The financial statement impact will be dependent on future stock based awards and their related vesting provisions. No financial statement impact is expected related to stock based awards outstanding at December 31, 2005 due to the acceleration of vesting of all unvested stock based awards in 2005.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, or SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirement for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. In addition, absent specific transition provisions of an accounting pronouncement, the provisions of SFAS 154 should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for changes and error corrections made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS 154 beginning January 1, 2006. We do not expect that the adoption of SFAS 154 will have a material impact on our financial statements.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to the risks described under Part I Item 1A of this report.

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

Interest rate and market risk

As of December 31, 2005, we had net borrowings of approximately $17.0 million under our acquisition term loan and no borrowings under our revolving line of credit. Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with the provisions of our Second Amended Loan Agreement, we may activate an increase in the available credit under our revolving line of credit up to $25.0 million. A 1% increase in interest rates related to our borrowings under our Second Amended Loan Agreement for 2005 would have resulted in an immaterial increase to interest expense.

In connection with our acquisition of Dockside, we issued two subordinated promissory notes each in the principal amount of $500,000 to the sellers. The notes bear a fixed interest rate of 6%. Also, in connection with our acquisition of CBH, we issued a subordinated promissory note in the principal amount of approximately $619,000 (net of certain working capital adjustments) to the seller. The note bears a fixed interest rate of 5%. Further, in connection with our acquisition of Drawbridges on October 1, 2005, we issued a subordinated promissory note in the principal amount of $50,000 to the seller. The note bears a fixed interest rate of 6%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 527 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $17.7 million, or 12.1% of our revenues for 2005, pursuant to the annual block purchase contract in Arizona with The Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 8.    Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2005, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework.

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

We completed the following acquisitions in 2005, which we excluded from the evaluation of the effectiveness of our internal control over financial reporting.

Acquired entity	Date of acquisition
Children’s Behavioral Health, Inc.	June 13, 2005
Maple Services, LLC and Maple Star Nevada	August 22, 2005
Transitional Family Services, Inc. and AlphaCare Resources, Inc.	September 20, 2005
Drawbridges Counseling Services, LLC and Oasis Comprehensive Foster Care Services LLC	October 1, 2005

The following table highlights the significance of the acquisitions completed in 2005 to our consolidated financial statements at December 31, 2005 (in thousands):

			Period from date of acquisition to December 31, 2005
	Assets	Liabilities	Revenue
Children’s Behavioral Health, Inc.	$1,608	$269	$4,812
Maple Services, LLC and Maple Star Nevada	$900	$338	$2,342
Transitional Family Services, Inc. and AlphaCare Resources, Inc.	$154	$107	$773
Drawbridges Counseling Services, LLC and Oasis Comprehensive Foster Care Services LLC	$32	$48	$222

Total of all acquisitions completed in 2005	$2,694	$762	$8,149

The Providence Service Corporation (“PRSC”)	$119,013	$37,766	$145,708
Percentage of PRSC	2%	2%	6%

The Securities and Exchange Commission, or SEC, in response to questions regarding the interpretation of Release No. 34-47986, has acknowledged that it might not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. In such instances, the SEC requires that we must identify the acquired business excluded and indicate the significance of the acquired business to our consolidated financial statements. Additionally, we must disclose any material change to our internal control over financial reporting due to the acquisition pursuant to the Securities and Exchange Act of 1934 Rule 13a-15(d). Furthermore, the SEC limits the period in which we may omit an assessment of the acquired business’s internal control over financial reporting to one year from the date of acquisition. We believe our exclusion of the acquired companies noted above from our assessment of internal control over financial reporting as of December 31, 2005 is consistent with the SEC’s requirements.

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2005.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation

Tucson, AZ

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, that The Providence Service Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Providence Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Providence Service Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Also in our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 and 2004 consolidated financial statements of The Providence Service Corporation and our report dated March 15, 2006 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Phoenix, AZ

March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation

Tucson, AZ

We have audited the consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Our audits of the consolidated financial statements were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II listed in Item 15(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. The financial statement schedule is the responsibility of The Providence Service Corporation’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statement. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Providence Service Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of The Providence Service Corporation and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of The Providence Service Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Phoenix, AZ

March 15, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors

The Providence Service Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of The Providence Service Corporation for the fiscal year ended December 31, 2003. Our audit also included the financial statement schedule listed in Item 15a(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Providence Service Corporation for the fiscal year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

February 13, 2004

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$10,657,483	$8,994,243
Accounts receivable—billed, net of allowance of $221,000 in 2004 and $523,000 in 2005	18,152,078	19,971,707
Accounts receivable—unbilled	670,803	4,485,717
Management fee receivable	5,023,405	6,623,182
Other receivables	—	2,363,277
Restricted cash	785,825	1,950,000
Prepaid expenses and other	2,747,486	4,504,566
Notes receivable	—	288,495
Deferred tax asset	474,760	790,238

Total current assets	38,511,840	49,971,425
Property and equipment, net	2,315,911	2,384,776
Notes receivable from unconsolidated affiliates	1,282,341	1,318,981
Goodwill	24,717,145	44,731,646
Intangible assets, net	7,510,808	19,496,109
Deferred tax assets	606,694	—
Other assets	975,917	1,109,737

Total assets	75,920,656	119,012,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,243,444	2,134,166
Accrued expenses	7,995,425	11,282,802
Deferred revenue	948,434	182,986
Reinsurance liability reserve	—	1,859,117
Current portion of capital lease obligations	102,507	—
Current portion of long-term obligations	300,000	4,083,333

Total current liabilities	10,589,810	19,542,404
Deferred tax liabilities	—	3,983,036
Capital lease obligations, less current portion	32,882	—
Long-term obligations, less current portion	700,000	14,240,902
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 9,486,879 and 9,822,486 issued and outstanding (including treasury shares)	9,487	9,822
Additional paid-in capital	65,731,824	72,954,411
Retained earnings (deficit)	(844,601)	8,580,845

	64,896,710	81,545,078
Less 146,905 treasury shares, at cost	298,746	298,746

Total stockholders’ equity	64,597,964	81,246,332

Total liabilities and stockholders’ equity	$75,920,656	$119,012,674

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2003	2004	2005
Revenues:
Home and community based services	$42,293,856	$73,106,046	$115,466,600
Foster care services	10,513,100	13,178,098	15,795,179
Management fees	6,469,206	10,681,500	14,446,589

	59,276,162	96,965,644	145,708,368
Operating expenses:
Client service expense (1)	45,284,002	71,883,507	108,938,934
General and administrative expense (1)	6,209,162	12,178,927	18,178,436
Depreciation and amortization	903,617	1,325,420	2,093,753

Total operating expenses	52,396,781	85,387,854	129,211,123

Operating income	6,879,381	11,577,790	16,497,245
Other (income) expense:
Interest expense	1,639,932	432,729	1,033,019
Interest income	(77,805)	(175,366)	(268,182)
Put warrant accretion	630,762	—	—
Write-off of deferred financing costs	412,035	—	—
Equity in earnings of unconsolidated affiliate	(63,501)	—	—

Income before income taxes	4,337,958	11,320,427	15,732,408
Provision for income taxes	1,691,804	4,235,363	6,306,962

Net income	2,646,154	7,085,064	9,425,446
Preferred stock dividends	3,749,013	—	—

Net income (loss) available to common stockholders	$(1,102,859)	$7,085,064	$9,425,446

Earnings (loss) per common share:
Basic	$(0.25)	$0.77	$0.97

Diluted	$(0.25)	$0.76	$0.95

Weighted-average number of common shares outstanding:
Basic	4,432,043	9,216,988	9,667,416
Diluted	4,432,043	9,355,480	9,884,878

(1)	Includes related party expenses of $334,000, $77,000 and $129,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at December 31, 2002	2,029,053	$2,029	$2,300,822	$(6,826,807)	135,501	$(118,562)	$(4,642,518)
Sale of stock in initial public offering, net of offering costs	3,645,000	3,645	36,153,016	—	—	—	36,156,661
Conversion of preferred stock and exchange of preferred stock warrants	1,825,457	1,825	4,828,175	—	—	—	4,830,000
Exercise of warrants	460,837	461	4,199,539	—	—	—	4,200,000
Conversion of notes to shareholders	349,672	350	2,400,597	—	—	—	2,400,947
Common stock issued in connection with acquisition of business	171,430	171	1,714,119	—	—	—	1,714,290
Stock compensation and exercise of employee stock options	390	1	176,344	—	—	—	176,345
Preferred stock dividends	—	—	—	(3,749,013)	—	—	(3,749,013)
Net income	—	—	—	2,646,155	—	—	2,646,155

Balance at December 31, 2003	8,481,839	8,482	51,772,612	(7,929,665)	135,501	(118,562)	43,732,867
Sale of stock in public offering, net of offering costs	862,500	862	12,640,202	—	—	—	12,641,064
Stock compensation	—	—	143,693	—	—	—	143,693
Exercise of employee stock options	142,540	143	1,175,317	—	11,404	(180,184)	995,276
Net income	—	—	—	7,085,064	—	—	7,085,064

Balance at December 31, 2004	9,486,879	9,487	65,731,824	(844,601)	146,905	(298,746)	64,597,964
Common stock issued in connection with acquisition of business	117,371	117	3,017,491	—	—	—	3,017,608
Adjustment to initial public offering costs	—	—	55,166	—	—	—	55,166
Settlement of taxes due related to initial public offering	—	—	(171,897)	—	—	—	(171,897)
Stock compensation	—	—	601,041	—	—	—	601,041
Exercise of employee stock options	218,236	218	3,720,786	—	—	—	3,721,004
Net income	—	—	—	9,425,446	—	—	9,425,446

Balance at December 31, 2005	9,822,486	$9,822	$72,954,411	$8,580,845	146,905	$(298,746)	$81,246,332

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2004	2005
Operating activities
Net income	$2,646,155	$7,085,064	$9,425,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	533,963	712,044	928,136
Amortization	369,654	613,376	1,165,617
Amortization of deferred financing costs and discount on investment	65,935	102,110	121,563
Deferred income taxes	815,251	7,727	(68,444)
Equity in earnings of unconsolidated affiliate	(63,501)	—	—
Stock compensation	175,013	143,693	601,041
Tax benefit upon exercise of stock options	—	496,589	1,171,248
Put warrant accretion	630,762	—	—
Write-off of deferred financing costs upon retirement of debt	412,035	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(2,971,870)	(6,178,346)	(3,678,707)
Management fee receivable	(1,506,773)	(1,425,577)	(1,596,027)
Other receivable	—	—	(2,363,277)
Reinsurance liability reserve	—	—	1,859,117
Prepaid expenses and other	(515,410)	(1,924,331)	(1,524,133)
Accounts payable and accrued expenses	(335,736)	1,965,200	3,178,369
Deferred revenue	—	402,327	(765,448)

Net cash provided by operating activities	255,478	1,999,876	8,454,501

Investing activities
Purchase of property and equipment	(949,051)	(874,869)	(917,184)
Purchase of intangibles	—	(1,606,444)	(2,155,669)
Acquisition of businesses, net of cash acquired	(2,971,881)	(15,830,579)	(24,335,421)
Redemption (purchase) of held-to-maturity investments	(3,955,760)	4,000,000	—
(Advances to) distributions received from unconsolidated affiliate	126,000	(875,000)	—
Restricted cash for contract performance	(447,500)	(513,325)	(989,175)
Purchase of short-term investments	—	—	(40,109)
Working capital advances to third party	—	—	(225,000)
Settlement note from former related party	—	—	(100,135)

Net cash used in investing activities	(8,198,192)	(15,700,217)	(28,762,693)

Financing activities
Net (payments) borrowings on revolving note	(3,212,917)	(93,661)	—
Payments of capital leases	(193,533)	(92,501)	(135,389)
Proceeds from common stock issued pursuant to stock option exercise	—	498,687	2,549,756
Proceeds from common stock offering, net	36,217,376	12,641,064	—
Income tax adjustment related to initial public offering	—	—	(171,897)
Proceeds from long-term debt	3,350,000	—	16,955,555
Debt financing costs	(204,858)	(100,000)	(199,940)
Deferred follow-on public offering costs	—	—	(53,133)
Repayments of short-term debt	—	(1,400,000)	—
Repayments of long-term debt	(12,957,103)	(2,100,000)	(300,000)
Payment of preferred stock dividend	(1,071,187)	—	—

Net cash provided by financing activities	21,927,778	9,353,589	18,644,952

Net change in cash	13,985,064	(4,346,752)	(1,663,240)
Cash at beginning of period	1,019,171	15,004,235	10,657,483

Cash at end of period	$15,004,235	$10,657,483	$8,994,243

See accompanying notes

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended December 31,
	2003	2004	2005
Supplemental cash flow information
Cash paid for interest	$1,706,488	$346,218	$814,326

Cash paid for income taxes	$517,332	$3,651,882	$5,539,549

Notes payable issued for acquisition of business	$1,000,000	$1,000,000	$668,680

Acquisition of property and equipment under capital lease	$219,924	$—	$—

Common stock issued for:
Acquisitions	$1,714,290	$—	$3,017,608

Put warrant obligation	$4,200,000	$—	$—

Mandatorily redeemable preferred stock	$4,830,000	$—	$—

Conversion of convertible notes	$2,400,947	$—	$—

Note payable for preferred dividends	$3,500,000	$—	$—

Business acquisitions:
Purchase price	$3,217,638	$15,240,000	$24,419,085
Costs of acquisition	38,408	711,113	211,288
Less cash acquired	(284,165)	(120,534)	(294,952)

Acquisition of business, net of cash acquired	$2,971,881	$15,830,579	$24,335,421

See accompanying notes

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2005

1.    Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maine, Massachusetts, Michigan, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the District of Columbia.

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

Restricted Cash

At December 31, 2004 and 2005, the Company had approximately $961,000 and $2.0 million of restricted cash of which approximately $175,000 was included in noncurrent other assets at December 31, 2004 in the accompanying consolidated balance sheets. Of the $2.0 million of restricted cash at December 31, 2005, $175,000 serves as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. Furthermore, $1.8 million serves as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs. At December 31, 2005, the cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in certificates of deposit.

Short-Term Investments

As part of its cash management program, the Company from time to time maintains short-term investments. These investments have a term to earliest maturity of less than one year and are comprised of certificates of deposit. These investments are carried at cost, which approximates market.

Concentration of Credit Risk

Contracts with governmental agencies and not-for-profit subrecipients of governmental agencies accounted for approximately 83%, 84% and 86% of the Company’s revenue for the years ended December 31, 2003, 2004 and 2005, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, notes receivable from unconsolidated affiliates and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates their fair value at December 31, 2004 and 2005.

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

The Company considers payer correspondence and payer assurances when evaluating the collectibility of accounts receivable. Amounts where collection is considered to be probable are deemed to be collectible. If the financial condition of the Company’s payers were to deteriorate, additions to the Company’s allowance for doubtful accounts may be required. In circumstances where the Company is aware of a specific payer’s inability to meet its financial obligation to it, the Company records a specific addition to its allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect. The Company’s write-off experience for the years ended December 31, 2003, 2004 and 2005 was less than 1.0% of revenue.

Under certain of the Company’s contracts, billings do not coincide with revenue recognized on the contract due to payer billing system delays, delays related to the Company’s integration of new acquisitions and certain supplemental payments related to the Company’s annual block purchase contract in Arizona. Unbilled accounts receivable represent revenue recorded in excess of amounts formally invoiced. Unbilled amounts are expected to be collected within one year.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to earnings when they are incurred. Upon the disposition of any asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company uses valuation techniques consistent with a market approach by deriving a multiple of the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) based on the market value of the Company’s common stock at year end and then applying this multiple to each reporting unit’s EBITDA for the year to determine the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluation of goodwill completed as of December 31, 2005 resulted in no impairment loss.

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to certain management contracts and customer relationships acquired in 2004 and 2005 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

The Company assesses whether certain relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. With respect to acquired management contracts, the useful life is limited by the stated terms of the agreements. The Company determines an appropriate useful life for acquired customer relationships based on the expected period of time we will provide services to the payer.

While the Company uses discounted cash flows to value intangible assets, the Company has elected to use the straight-line method of amortization to determine amortization expense. Under certain conditions the Company may assess the recoverability of the unamortized balance of its long-lived assets based on undiscounted expected future cash flows. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss.

Deferred Financing Costs

The Company capitalizes certain expenses incurred in connection with its long-term debt obligations and amortizes them over the term of the respective debt agreements. Deferred financing costs, net of amortization, totaling approximately $348,000 and $427,000 at December 31, 2004 and 2005, are included in “Other assets” in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue generally at the time services are rendered at predetermined amounts stated in the Company’s contracts and when the collection of these amounts is considered to be probable.

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

Cost based service contracts.    Revenues from the Company’s cost based service contracts are generally recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. The Company annually submits projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, the Company submits cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to the Company for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date the Company submits the cost report. In cases where funds paid to the Company exceed the allowable costs to provide services under contract, the Company may be required to pay back the excess funds.

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

Annual block purchase contract.    Effective July 1, 2005, the Company’s annual block purchase contract with The Community Partnership of Southern Arizona (“CPSA”), requires the Company to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. The Company must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. There is no contractual limit to the number of eligible beneficiaries that may be assigned to the Company, or a specified limit to the level of services that may be provided to these beneficiaries. Therefore, the Company is at-risk if the costs of providing necessary services exceed the associated reimbursement.

The Company is required to regularly submit service encounters to CPSA electronically. On an on-going basis and at the end of CPSA’s June 30 fiscal year, CPSA is obligated to monitor the level of service encounters. If at any time the encounter data is not sufficient to support the year-to-date payments made to the Company, CPSA has the right to prospectively reduce or suspend payments to the Company.

For revenue recognition purposes, the Company’s service encounter value (which represents the value of actual services rendered) must equal or exceed 90% of the revenue recognized under its annual block purchase contract. The remaining 10% of revenue recognized each reporting period represents payment for network overhead administrative costs incurred in order to fulfill the Company’s obligations under the contract. Administrative costs include, but are not limited to, intake services, clinical liaison oversight for each behavioral health recipient, cultural liaisons, financial assessments and screening, data processing and information systems, staff training, quality and utilization management functions, coordination of care and subcontract administration.

The Company recognizes revenue from its annual block purchase contract corresponding to the service encounter value. If the Company’s service encounter value is less than 90% of the amounts received from CPSA, the Company recognizes revenue equal to the service encounter value plus the administrative component and defers revenue for any excess amount received such that the ratio of service encounter value to revenue recognized equals 90%.

If the Company’s service encounter value equals 90% of the amounts received from CPSA, the Company recognizes revenue at the contract amount, which is one-twelfth of the established annual contract amount each month.

If the Company’s service encounter value exceeds 90% of the contract amount, the Company recognizes revenue equal to the amount that yields a ratio of the service encounter value to revenue of 90%, and only if collection of any additional revenue over the contractual amount is considered to be probable. As of December 31, 2005, the amount of revenue recognized from this contract in excess of the contract amount for the first six months of the contract term (July 1, 2005 to December 31, 2005) was approximately $2.3 million. CPSA has a history of making additional payments to the Company beyond the stated contractual amounts. In addition, CPSA has not reduced, withheld, or suspended any payments and the Company believes its encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of the Company’s contractual obligations.

Management agreements.    The Company maintains management agreements with a number of not-for-profit social services organizations whereby the Company provides certain management and administrative services for these organizations. In exchange for its services, the Company receives a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee.

The Company recognizes management fee revenues from its management agreements as such amounts are earned, as defined by the respective management agreement, and collection of such amount is considered probable. The Company assesses the likelihood of whether any of its management fee revenues may need to be returned to help the Company’s managed entities fund their working capital needs. If the likelihood is other than remote, the Company defers the recognition of all or a portion of the management fees received. To the extent the Company defers management fees as a means of funding any of its managed entities’ losses from operations, such amounts are not recognized as management fee revenues until they are ultimately collected from the operating income of the not-for-profit entities.

In addition, as part of the Company’s reinsurance program, the Company reinsures a substantial portion of the general and professional liability and workers’ compensation cost of certain designated entities it manages through its wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”). Further, the Company offers health insurance coverage to employees of certain entities it manages under the Company’s self-funded health insurance program. In exchange for this liability coverage the Company receives a reimbursement equal to the pro-rata share of certain of its managed entities’ costs to participate in the Company’s reinsurance and self-funded health insurance programs. The Company considers these arrangements to be among the array of management services it provides to certain of the Company’s managed entities. As a result, the Company records amounts received from these managed entities as management fees revenue.

Consulting agreements.    From time to time the Company may enter into consulting agreements with other entities that provide government sponsored social services. Under the agreements, the Company evaluates and makes recommendations with respect to their management, administrative and operational services. The Company may continue to enter into consulting agreements in the future. In exchange for these consulting services, the Company receives a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are classified as management fees revenue in the Company’s consolidated financial statements and are recognized at the time such consulting services are rendered and collection is determined to be probable.

The costs associated with generating the Company’s management fee and consulting fee revenues are accounted for in client service expense and in general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance which includes amounts for state and federal net operating loss carryforwards as more fully described in note 12 below for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

Stock Compensation Arrangements

The Company follows the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method:

	Year ended December 31,
	2003	2004	2005
Net income (loss) available to common stockholders as reported	$(1,102,859)	$7,085,064	$9,425,446
Add—Recorded employee stock based compensation, net of federal income tax benefit	106,758	143,693	298,414
Less—Estimated fair value of employee stock options assumed vested during the period, net of federal income tax benefit	376,055	934,646	6,866,961

Adjusted net income (loss) available to common stockholders	$(1,372,156)	$6,294,111	$2,856,899

Earnings (loss) per share:
Basic—as reported	$(0.25)	$0.77	$0.97

Basic—as adjusted	$(0.31)	$0.68	$0.30

Diluted—as reported	$(0.25)	$0.76	$0.95

Diluted—as adjusted	$(0.31)	$0.68	$0.29

On December 6, 2005, the Company’s board of directors approved the acceleration of the vesting dates of all unvested stock options outstanding as of December 29, 2005 as more fully described in note 11.

Loss Reserves for Certain Reinsurance and Self-Funded Insurance Programs

General and Professional Liability and Workers’ Compensation

Prior to April 12, 2005, the Company had general and professional liability coverage with a $500,000 self-insured retention for each claim through a third party insurer. In addition, prior to May 16, 2005 the Company had first dollar coverage for workers’ compensation costs with third party insurers. Effective May 16, 2005, the Company began reinsuring a third party insurer for a substantial portion of its general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by the Company under reinsurance programs through its wholly-owned captive insurance subsidiary SPCIC, incorporated and licensed under the laws of the State of Arizona. The Company established SPCIC in order to better manage risks and the annual expenditures for general and professional liability and workers’ compensation insurance coverage. It is expected that the formation of SPCIC will enable the Company to provide for: (1) long-term stable insurance programs, (2) increased control over claims management and risk control administration and (3) reduced overall insurance costs associated with general and professional liability and workers’ compensation insurance coverage. The Company primarily utilizes SPCIC as a risk management and cost containment tool.

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

The Company records a provision for losses incurred but not reported, based on the recommendations of an independent actuary and management’s judgment using its past experience and industry experience. At the end of each fiscal year, insurance regulations require that the Company record reserve levels equal to or greater than an independent actuary’s estimate of expected losses. On December 31, 2005, the end of SPCIC’s fiscal year, the Company decreased its expected loss reserves by an immaterial amount to equal the independent actuary’s estimate of expected losses of approximately $702,000.

SPCIC has restricted cash of $1.8 million at December 31, 2005, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and management’s judgment using historical data, and industry and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company. Approximately 28% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by the Company that are covered under SPCIC’s reinsurance programs.

The following table summarizes the Company’s insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability	April 12, 2006	$250,000	$512,000	$ 4,000,000
Workers’ compensation liability	May 15, 2006	$250,000	$774,000	Up to applicable
				statutory limits

Health Insurance

Effective July 1, 2005, the Company began offering its employees and employees of certain entities it manages an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. Beginning July 1, 2005, the Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally 1 – 2 months. The liability for the self-funded health plan of approximately $658,000 as of December 31, 2005 is recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheet.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, (“SFAS 123R”) effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at the grant-date fair value of the award. Retroactive application of the requirements of SFAS 123R is permitted, but not required. The Company adopted the provisions of SFAS 123R beginning January 1, 2006 using the modified prospective method. The financial statement impact will be dependent on future stock based awards and their related vesting provisions. No financial statement impact is expected related to stock based awards outstanding at December 31, 2005 due to the acceleration of vesting of all unvested stock based awards in 2005.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”) which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirement for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. In addition, absent specific transition provisions of an accounting pronouncement, the provisions of SFAS 154 should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for changes and error corrections made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154 beginning January 1, 2006 and does not expect that the adoption of this statement will have a material impact on its financial statements.

Segment Disclosures

The Company, through its operating companies or through companies it manages, provides home and community based counseling, foster care, and provider network services to at risk families and children. For the reasons discussed below, all of the Company’s operating companies have been aggregated into one reporting segment, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s reporting segment.

The Company’s operating companies provide the same services to a common customer group, principally individuals and families. All of the operating companies follow the same operating procedures and methods in managing their operations and each operating company operates in a similar regulatory environment. While management of the Company evaluates performance and allocates resources based on the operating results of the individual operating companies, the operating companies are aggregated into one reporting segment for financial reporting purposes because management believes that the operating companies exhibit similar long-term financial performance, and have similar economic characteristics.

2.    Other Receivables

Based on certain provisions of the Company’s loan and security agreement with CIT Healthcare LLC, or CIT (formerly known as Healthcare Business Credit Corporation) , all of the Company’s collections on account related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to the Company’s operating activities and amounts due CIT under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. As of December 31, 2005, the amount due the Company from CIT under this arrangement totaled approximately $2.3 million and was classified as “Other receivables” in the Company’s consolidated balance sheet.

3.    Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31,
	2004	2005
Prepaid payroll	$1,498,028	$1,799,643
Prepaid insurance	585,312	890,343
Prepaid income taxes	—	420,724
Consulting fee receivable	300,000	875,394
Other	364,146	518,462

Total prepaid expenses and other	$2,747,486	$4,504,566

4.    Acquisitions

The following acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of these acquisitions has been allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values and may change when the final valuation of certain intangible assets is determined except for the acquisitions of Rio Grande Management Company, LLC (“Rio Grande Management”), Dockside Services, Inc. (“Dockside”), Pottsville Behavioral Counseling Group, Inc. (“Pottsville”) and Choices Group, Inc., Aspen MSO, LLC (now known as Providence Community Services, LLC) and College Community Services, a California mutual benefit corporation (collectively referred to as the “Aspen companies”) where the cost of the acquisition has been allocated to the assets and liabilities acquired based on a final valuation of their respective fair values and the excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

In addition, the Company performed an analysis of its acquisitions and determined that each transaction, except for those transactions where the Company acquired all of the rights under existing management agreements with Care Development of Maine, FCP, Inc., and The ReDCo Group, should be accounted for as a business combination as such term is defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

Effective January 1, 2004, the Company acquired the remaining 50% member interest in and became the sole member of Rio Grande Management, for cash of $820,000 which was prepaid in December 2003. Rio Grande Management was formed in September 2001 by the Company and the ten agencies whose members comprise the board of directors of Rio Grande Behavioral Health Services, Inc., a not-for-profit organization that provides community based social and mental health network services in New Mexico. As a result of this acquisition, the Company acquired the entire membership interest in Rio Grande Management which had a management agreement with the not-for-profit organization pursuant to which Rio Grande Management managed the not-for-profit organization’s operations in return for a fixed management fee per month. The purchase price allocation as shown below is allocated to 50% of the equity investment in Rio Grande Management. The carrying value of the 50% equity investment in Rio Grande Management was the same as the underlying net book value of Rio Grande Management.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$820,000
Acquisition costs	5,000

$825,000

Allocated to:
Property and equipment	$6,667
Intangibles	326,000
Goodwill	492,333

$825,000

The above goodwill is tax deductible.

On January 1, 2004, the Company acquired all of the outstanding stock of Dockside for cash of $3.4 million (less $300,000 which was placed into escrow as security for any working capital adjustments) and $1.0 million in promissory notes, for a total purchase price of $4.4 million. In August 2004, the working capital adjustments were finalized resulting in an amount due to the Company of $27,930 which was received by the Company in September 2004. This acquisition expands the Company’s operations in the states of Indiana and Michigan.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$3,400,000
Notes payable	1,000,000
Acquisition costs	40,574

$4,440,574

Allocated to:
Property and equipment	$28,984
Deferred tax liability	(488,120)
Intangibles	1,237,000
Goodwill	3,662,710

$4,440,574

The above goodwill is not tax deductible.

On May 3, 2004, the Company acquired all of the outstanding stock of Pottsville, a Pennsylvania based social services provider, for cash in the amount of $1.8 million (less $184,000 which was placed into escrow as security for any working capital adjustments or any indemnification obligations). In October 2004, the working capital adjustments were finalized resulting in no amounts due to the Company. The acquisition of Pottsville expands the Company’s home and community based services into the Pennsylvania market.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$1,840,000
Acquisition costs	262,441

$2,102,441

Allocated to:
Property and equipment	$132,329
Deferred tax liability	(180,332)
Intangibles	457,000
Goodwill	1,693,444

$2,102,441

The above goodwill is not tax deductible.

In conjunction with the acquisition of Pottsville, the Company entered into a management agreement with The ReDCo Goup (“ReDCo”), a Pennsylvania not-for-profit social services organization, whereby the Company provides certain management services to ReDCo in return for a predetermined management fee.

Effective June 24, 2004, the Company acquired all of the rights under existing management agreements with Care Development of Maine (“CDOM”) and FCP, Inc. (“FCP”) from Care Development, Inc., a Maine not-for-profit corporation, for cash in the amount of $1.5 million. In May 2005, the Company paid an additional $1.8 million and in October 2005 it paid another $327,000 pursuant to terms of a definitive agreement in connection with this acquisition. CDOM and FCP are not-for-profit organizations providing foster care and community based services in the States of Maine and Massachusetts, respectively. The acquisition of the management agreements with these organizations expands the Company’s foster care and community based services in Maine and opens a new market in Massachusetts.

The cost of acquiring the management agreements with ReDCo, CDOM and FCP has been allocated to intangible assets as contract acquisition costs and is being amortized on a straight-line basis concurrent with the life of the agreements.

On July 21, 2004, the Company acquired all of the equity interests in the Aspen companies for cash of $10.0 million (less $1.0 million which was placed into escrow as security for any indemnification obligations and any working capital adjustments). In September 2005, the working capital adjustments were finalized resulting in an amount due to the Company of $677,000 which was received by the Company in September 2005. Including the funds received from the settlement of escrow, the Company received approximately $2.0 million in working capital. The acquisition was retroactively effective as of July 1, 2004 in accordance with the terms of the purchase agreement. The acquisition of the Aspen companies establishes operations in California and Nevada and adds drug court treatment to the Company’s array of social services.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$10,000,000
Acquisition costs	418,750

$10,418,750

Allocated to:
Working capital	$2,064,896
Deferred tax liability	(880,085)
Intangibles	3,511,900
Goodwill	5,722,039

$10,418,750

A portion of the above goodwill is tax deductible.

On June 13, 2005, the Company acquired all of the equity interest in Children’s Behavioral Health, Inc. (“CBH”), a Pennsylvania provider of home and school based social services for children. The purchase price of approximately $13.6 million consisted of $10.0 million in cash, 117,371 shares of the Company’s unregistered common stock valued at $3.0 million, and an unsecured, subordinated promissory note in the principal amount of approximately $619,000 after deducting certain credits related to working capital adjustments. The number of shares of the Company’s unregistered common stock issued in this transaction was based upon the value of $3.0 million divided by the arithmetic average of the closing sales price per share of the Company’s common stock as reported on the NASDAQ market for the 10 trading days immediately preceding the date of this transaction. This acquisition expanded the Company’s presence to a number of new counties within Pennsylvania and significantly increased the children’s services component of the Company’s business.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$10,000,000
Note ($1.5 million less approximately $881,000 for certain working capital adjustments)	618,680
Common shares	3,017,608
Acquisition costs	449,056

$14,085,344

Allocated to:
Working capital	$714,033
Deferred tax liability	(2,237,690)
Intangibles	5,078,000
Goodwill	10,531,001

$14,085,344

Currently, the above goodwill is not expected to be tax deductible.

On August 22, 2005, the Company purchased all of the equity interest in Maple Services, LLC, a Colorado limited liability corporation, and Maple Star Nevada, a Nevada corporation. Maple Services, LLC is a for-profit management company that provides management services to Oregon and Colorado not-for-profit providers of foster care services and Maple Star Nevada provides therapeutic foster care services in several Nevada locations. The purchase price of $8.4 million (less $840,000 which was placed into escrow as security for any indemnification obligations for one year from August 22, 2005 and less certain additional adjustments contained in the purchase agreement) consisted of cash. In December 2005, certain working capital adjustments were finalized resulting in an amount payable by the Company of approximately $492,000 which was paid by the Company in December 2005. These acquisitions were retroactively effective as of August 1, 2005 and expanded the Company’s presence into Colorado and Oregon (through the two not-for-profit entities formerly managed by Maple Services, LLC) and added foster care services to the Company’s existing roster of services in Nevada.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$8,400,000
Additional consideration paid	492,163
Estimated costs of acquisition	188,584

$9,080,747

Allocated to:
Working capital	$1,289,471
Deferred tax liability	(1,060,804)
Intangibles	2,928,000
Goodwill	5,924,080

$9,080,747

Currently, a portion of the above goodwill is expected to be tax deductible.

On September 20, 2005, the Company acquired all of the equity interests in Transitional Family Services, Inc. and AlphaCare Resources, Inc., (collectively “AlphaCare”). AlphaCare provides in-home and professional therapy services in several Georgia locations and administers one of the largest family preservation programs in the State of Georgia. The purchase price consisted of cash of approximately $5.1 million (less $472,692 which was placed into escrow as security for any indemnification obligations for 18 months from September 20, 2005 and less certain additional adjustments contained in the purchase agreement). These acquisitions not only expanded the Company’s geographic footprint but also helped position it to take advantage of the growing trend within the state of Georgia for in-home delivery of mental health services.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$5,126,922
Estimated costs of acquisition	212,762

$5,339,684

Allocated to:
Working capital	$111,825
Deferred tax liability	(164,117)
Intangibles	2,826,000
Goodwill	2,565,976

$5,339,684

Currently, a portion of the above goodwill is expected to be tax deductible.

Effective October 1, 2005, the Company acquired all of the equity interests in Drawbridges Counseling Services, LLC, a provider of home based and case management services in Kentucky and Oasis Comprehensive Foster Care Services LLC, a foster care child placement agency licensed in Kentucky, collectively referred to as

Drawbridges. These agencies were acquired for a purchase price of $450,000 (subject to certain working capital adjustments), which consisted of $400,000 in cash and a one year $50,000 unsecured, subordinated promissory note. The promissory note bears interest of 6% with principal and any accrued but unpaid interest due October 1, 2006. These acquisitions provided the Company an entrée into the state of Kentucky.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$400,000
Promissory note	50,000
Estimated costs of acquisition	24,932

$474,932

Allocated to:
Intangibles	$167,000
Goodwill	307,932

$474,932

Currently, the above goodwill is expected to be tax deductible.

The cash portion of the purchase price of these acquisitions was partially funded from the Company’s credit facility with CIT.

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

The following table summarizes the allocation of purchase price to intangible assets at December 31, 2004 and 2005 for intangible assets acquired in 2004 and 2005:

	Estimated Useful Life	Gross Carrying Amount
		December 31,
		2004	2005
Intangible assets acquired in 2004
Management contracts	10 Yrs	$1,947,444	$4,102,962
Customer relationships	15 Yrs	5,127,900	5,127,900
Customer relationships	10 Yrs	33,000	—
Restrictive covenants	3 Yrs	30,000	30,000

Total intangible assets acquired in 2004		$7,138,344	$9,260,862

Intangible assets acquired in 2005
Management contracts	10 Yrs		$1,457,750
Customer relationships	15 Yrs		9,515,000
Restrictive covenants	5 Yrs		35,000

Total intangible assets acquired in 2005			$11,007,750

No significant residual value is estimated for these intangible assets. Amortization expense will be recognized on a straight-line basis over the estimated useful life.

Changes in goodwill were as follows:

Balance at December 31, 2003	$13,429,270
Rio Grande Management acquisition	492,333
Dockside acquisition	3,666,259
Pottsville acquisition	1,693,444
Aspen Companies acquisition	5,032,978
Subsequent recognition of certain deferred tax assets and liabilities related to the acquisition of Camelot Care Corporation in March 2002 and Cypress Management Service, Inc. in January 2003	402,861

Balance at December 31, 2004	24,717,145
Adjustment to costs of the Dockside acquisition	(3,549)
Adjustment to costs of the Aspen Companies acquisition	689,061
CBH acquisition	10,531,001
Maple Star acquisition	5,924,080
AlphaCare acquisition	2,565,976
Drawbridges acquisition	307,932

Balance at December 31, 2005	$44,731,646

The total amount of goodwill that is deductible for income tax purposes at December 31, 2004 and 2005 is as follows:

	2004	2005
Deductible goodwill	$1,596,808	$6,461,012

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of CBH, Maple Star Nevada, AlphaCare and Drawbridges had occurred on January 1, 2004. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2004.

	Year ended December 31,
	2004	2005
Revenue	$114,917,309	$155,431,947
Net income	$7,659,385	$9,520,675
Diluted earnings per share	$0.81	$0.96

5.    Detail of Certain Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2004	2005
Land	—	$40,000	$20,000
Building	39 years	557,187	230,000
Furniture and equipment	3-7 years	4,688,767	6,018,686

		5,285,954	6,268,686
Less accumulated depreciation		2,970,043	3,883,910

		$2,315,911	$2,384,776

Depreciation expense was approximately $534,000, $712,000 and $928,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Intangible assets consisted of the following:

		December 31,
		2004		2005
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs	$2,919,044	$(372,931)	$6,532,312	$(885,238)
Customer relationships	15 Yrs	5,127,900	(218,730)	14,642,900	(841,133)
Customer relationships	10 Yrs	33,000	(2,475)	—	—
Non-compete agreement	2 Yrs	300,000	(300,000)	—	—
Restrictive covenants	5 Yrs	—	—	35,000	(2,732)
Restrictive covenants	3 Yrs	30,000	(5,000)	30,000	(15,000)

Total		$8,409,944	$(899,136)	$21,240,212	$(1,744,103)

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $247,000, $613,000 and $1.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. The total amortization expense is estimated to be approximately $1.7 million for each of 2006, 2007, 2008, 2009 and 2010, based on completed acquisitions as of December 31, 2005.

Accrued expenses consisted of the following:

	December 31,
	2004	2005
Accrued compensation	$5,253,919	$6,843,736
Other	2,741,506	4,439,066

	$7,995,425	$11,282,802

6.    Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31,
	2004	2005
6% unsecured, subordinated notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 through July 2007	$1,000,000	$700,000
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	—	618,680
6% unsecured, subordinated note to former stockholder of acquired company, accrued interest and principal due October 2006	—	50,000
$25,000,000 revolving note, LIBOR plus 3.5%- 4.0% (effective rate of 7.9% at
December 31, 2005) through June 2010	—	—
$25,000,000 term note, LIBOR plus 4.0%-4.5% with interest payable monthly with each installment of principal through June 2010	—	16,955,555

	1,000,000	18,324,235
Less current portion	300,000	4,083,333

	$700,000	$14,240,902

Annual maturities of long-term obligations as of December 31, 2005 are as follows:

Year	Amount
2006	$4,083,333
2007	$3,933,333
2008	$3,633,333
2009	$3,633,333
2010	$3,040,903

On June 28, 2005, the Company entered into a second amended and restated loan and security agreement (“Second Amended Loan Agreement”) with CIT. The Second Amended Loan Agreement provides for an increase in the amount the Company may borrow under the revolving line of credit from $10.0 million to $25.0 million and an increase in the amount it may borrow under the acquisition term loan from $10.0 million to $25.0 million subject to certain conditions. The amount the Company may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to CIT’s approval and are payable in consecutive monthly installments as determined under the Second Amended Loan Agreement.

Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market (“LIBOR”), applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon the Company’s debt service coverage ratio. In addition, the Company is subject to a 0.5% fee per annum on the unused portion of the available funds as determined in accordance with certain provisions of the Second Amended Loan Agreement as well as certain other administrative fees.

The Second Amended Loan Agreement also extends the maturity date of the revolving line of credit and acquisition term loan to June 28, 2010.

In order to secure payment and performance of all obligations in accordance with the terms and provisions of the Second Amended Loan Agreement, CIT retained its interests in substantially all of the Company’s assets as described in the first amended and restated loan and security agreement dated as of September 30, 2003, including the Company’s management agreements with certain not-for-profit entities, and the assets of certain of the Company’s subsidiaries. If certain events of default including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or other particular covenant defaults, as more fully described in the Second Amended Loan Agreement, occur, CIT may declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Second Amended Loan Agreement, any initiation of bankruptcy or related proceedings, assignment or sale of any asset or failure to remit any payments received by the Company on account to CIT will accelerate all unpaid principal and any accrued and unpaid interest and all fees and expenses. In addition, if the Company defaults on its indebtedness including the promissory notes issued in connection with completed business acquisitions, it could trigger a cross default under the Second Amended Loan Agreement whereby CIT may declare all unpaid principal and accrued and unpaid interest, other charges, fees, expenses or other monetary obligations immediately due.

The Company agreed with CIT to subordinate its management fee receivable pursuant to management agreements established with certain of the Company’s managed entities, which have stand-alone credit facilities with CIT, to the claims of CIT in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to the Company are subordinated to the claims of CIT in the event one of these managed entities defaults under its credit facility.

The remaining provisions of the Second Amended Loan Agreement remained substantially the same as those set forth in the first amended and restated loan and security agreement. The Company is required to maintain certain financial covenants under the Second Amended Loan Agreement. In addition, the Company is prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

At December 31, 2004 and 2005, the Company’s available credit under the revolving line of credit was $10.0 million and $12.5 million, respectively. In accordance with certain provisions of the Second Amended Loan Agreement, the Company may activate an increase in the available credit under the revolving line of credit subject to certain conditions up to $25.0 million.

7.    Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2004 and 2005, there were 9,486,879 and 9,822,486 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares) and no shares of preferred stock outstanding.

In 2005, the Company granted 922,800 ten year options (including 160,000 fully vested options to non-employee directors and executive officers as more fully described in note 11) under its 2003 Stock Option Plan (“2003 Plan”) to directors, executive officers and key employees to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The option exercise prices range from $19.60 to $30.57 and the options vested in equal installments over time ranging from three to four years prior to the acceleration of vesting described in note 11. In addition, the weighted-average fair value of the options granted in 2005 totaled $8.06 per share. In 2005, the Company issued 81,394 shares of its common stock in connection with the exercise of employee stock options under the Company’s Stock Option and Incentive Plan (the “1997 Plan”), and 136,842 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Plan.

Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to vote together as a class on all matters submitted to a vote of the Company’s stockholders and are entitled to any dividends that may be declared by the Company’s board of directors. The Company’s common stockholders do not have cumulative voting rights. Upon the Company’s dissolution, liquidation or winding up, holders of the Company’s common stock are entitled to share ratably in the Company’s net assets after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. The Company’s common stockholders do not have preemptive rights to purchase shares of the Company’s stock. The issued and outstanding shares of the Company’s common stock are not subject to any redemption provisions and are not convertible into any other shares of the Company’s capital stock. All outstanding shares of the Company’s common stock are, and the shares of common stock to be issued in any future offering will be, upon payment therefore, fully paid and non-assessable. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock the Company may issue in the future.

8.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2003	2004	2005
Numerator:
Net income	$2,646,155	$7,085,064	$9,425,446
Preferred stock dividends	3,749,014	—	—

Numerator for basic and diluted earnings per share—income (loss) available to common shareholders	$(1,102,859)	$7,085,064	$9,425,446

Denominator:
Denominator for basic earnings per share—weighted-average shares	4,432,043	9,216,988	9,667,416
Effect of dilutive securities:
Common stock options	—	138,492	217,462

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversion	4,432,043	9,355,480	9,884,878

Basic earnings (loss) per share	$(0.25)	$0.77	$0.97

Diluted earnings (loss) per share	$(0.25)	$0.76	$0.95

All components of the diluted calculation were antidilutive for the year ended December 31, 2003.

For the years ended December 31, 2004 and 2005, employee stock options to purchase 6,510 and 7,587 shares of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common shares for the respective periods and, therefore, the effect of these options would be antidilutive.

9.    Leases

Sale-leaseback

On September 30, 2005, the Company entered into and closed on a sales agreement to sell its corporate office building in Tucson, Arizona for $520,000 and, under a separate agreement, leased the property back effective October 1, 2005. The buyer issued a promissory note to the Company in the principal amount of $470,000 less a down payment of $50,000. The 25 year note bears interest of 6.02% per annum and provides for interest only payments for the first 180 days. In accordance with a separate agreement, the Company and buyer may rescind the sales agreement and unwind the transaction within 180 days from September 30, 2005 if the appraised value of the property is less than the purchase price or the buyer does not pre-pay the note. For accounting and reporting purposes, the Company accounted for this transaction using the deposit method for its quarterly report for the quarter ended September 30, 2005. On December 21, 2005, the buyer obtained third-party financing and prepaid the promissory note issued to the Company. As a result the Company determined that this transaction meets the criteria for sale-leaseback accounting as of December 31, 2005.

The Company is accounting for the leaseback as an operating lease. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants. The lease contains one automatic renewal term of seven years at the end of the initial term and five (7) year renewal options at lease termination. The monthly base rental payment under this lease in the amount of approximately $5,521 is subject to an annual 3% increase over the initial term of the lease. For the year ended December 31, 2005, the total rental expense incurred by the Company under this lease was $5,631. The minimum lease payments required by the lease are reflected in the future minimum payments under the non-cancellable operating leases table below.

The gain of approximately $185,000 realized in this transaction has been deferred and is being amortized to income in proportion to rent charged over the initial term of the lease. Approximately $2,260 of the realized gain was recognized for the year ended December 31, 2005. At December 31, 2005, the remaining deferred gain of approximately $183,000 is shown as “Deferred revenue” in the Company’s consolidated balance sheet.

Capital and operating leases

Prior to the repayment of all amounts due under its capital lease agreements on August 4, 2005, the Company leased certain office equipment and furniture under agreements that were classified as capital leases. The cost of office equipment and furniture under these capital leases is included in the accompanying consolidated balance sheets as property and equipment and was $293,755 at December 31, 2004. Accumulated amortization of the leased equipment and furniture at December 31, 2004 was approximately $158,366. Amortization of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

The Company leases many of its operating and office facilities for various terms under non-cancelable operating lease agreements. The leases expire in various years and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is included in current liabilities in the accompanying consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2005:

2006	$4,112,081
2007	3,029,470
2008	2,364,551
2009	1,578,195
2010	827,988
Thereafter	978,275

$12,890,560

Rent expense related to operating leases was approximately $1.6 million, $3.0 million and $4.4 million, for the years ended December 31, 2003, 2004 and 2005, respectively.

10.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (“IRC”) for virtually all employees. Under the 401(k) plan, employees may elect to defer up to 15% of their compensation, subject to Internal Revenue Service limitations. The Company, at its discretion, may make a matching contribution to the plan. The Company’s contributions to the plan were approximately $51,000, $103,000 and $137,000, for the years ended December 31, 2003, 2004 and 2005, respectively.

11.    Stock Option and Incentive Plans

The Company’s 1997 Plan and 2003 Plan provides for the issuance of options to key employees and directors. The 1997 Plan and the 2003 Plan authorized the issuance of options to purchase up to an aggregate of 428,572 and 1,400,000 shares of common stock, respectively. The 1997 Plan provided for the issuance of 142,857 options each exercisable for one share of common stock at $3.50 per share, 142,857 options each exercisable for one share of common stock at $4.73 per share, and 142,857 options each exercisable for one share of common stock at $7.00 per share. The 2003 Plan provides for the issuance of up to 1,400,000 options each exercisable for one share of common stock at the last reported sale price per share of the Company’s common stock on the Nasdaq National Market on the date of grant of the option. All options prior to the acceleration of vesting noted below expire ten years from the grant date. As of December 31, 2005, there were 79,971 options outstanding under the 1997 Plan, and 1,252,648 options outstanding under the 2003 Plan. No further options may be issued under the 1997 Plan.

On December 6, 2005, the board of directors (the “Board”) of the Company, upon recommendation of the Compensation Committee of the Board, approved the acceleration of the vesting dates of all unvested stock options previously awarded to eligible employees, directors and consultants, including stock options granted to executive officers and non-employee directors, under the Company’s 2003 Plan, effective December 29, 2005; provided the option holder was actively an employee, director or consultant of the Company on December 29, 2005. All other terms of the stock options previously awarded remained the same.

As a result of this action, options to purchase approximately 653,000 shares of the Company’s common stock vested in full effective December 29, 2005 as follows:

	Aggregate number of shares issuable under accelerated options	Weighted-average exercise price per share
Non-employee Directors	90,002	$19.78
Significant consultant	15,000	$28.50
Executive Officers as a group	129,584	$20.51
Other employees	417,942	$23.18

Total	652,528	$22.30

The closing market price of the Company’s common stock on December 6, 2005 was $28.47, and approximately 562,000 options subject to this acceleration have economic value to the holder. As of December 29, 2005 there were options to purchase approximately 1.3 million shares of the Company’s common stock exercisable with a weighted-average exercise price of $21.56 per share outstanding.

As a result of the acceleration of vesting of these options, stock based compensation expense of approximately $549,000 was recognized in 2005, of which approximately $188,000 is attributable to stock options held by executive management and non-employee directors. All but approximately $84,000 of the stock based compensation expense for 2005 is expected to be tax deductible. In determining the amount of stock based compensation expense related to the acceleration of vesting of these options, the Company assumed an expected forfeiture rate for non-employee directors, significant consultant and executive officers as a group of 10% based on historical trends. Similarly, the Company assumed an expected forfeiture rate of 18% for other employees based on historical trends.

The purpose of accelerating the vesting of outstanding unvested options is to enable the Company to avoid recognizing stock based compensation expense associated with these options in future periods after the Company adopts SFAS 123R, in January 2006. As a result of the acceleration, the Company estimates that it will avoid stock based compensation expense of approximately $2.0 million in 2006 (approximately $0.20 per fully diluted share based on a 10,200,000 weighted-average share count), $1.3 million in 2007 and $450,000 in 2008.

In addition, each non-employee director was awarded an option to purchase 10,000 shares of the Company’s common stock on December 6, 2005 under the Plan in lieu of receiving the award in January 2006 as part of its annual Board compensation for its service in 2006. In addition, the executive officers as a group were granted an aggregate of 110,000 options on December 6, 2005. The purpose of awarding these options to non-employee directors and the executive officers in December 2005 was to enable the Company to avoid recognizing stock based compensation expense associated with these options in future periods under SFAS 123R. Further, this action will not result in additional stock based compensation expense for 2005 as these options are 10 year, fully vested options with an exercise price equal to the closing market price of the Company’s common stock on the date of grant of $28.47.

The following table summarizes the transactions of the Company’s 1997 and 2003 Plans:

	Year ended December 31, 2003		Year ended December 31, 2004		Year ended December 31, 2005
	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices
Outstanding at beginning of period	306,916	$5.00	443,336	$7.65	686,101	$14.11
Granted	140,000	13.43	390,000	18.17	922,800	24.74
Exercised	(381)	3.50	(142,540)	5.38	(218,236)	12.13
Forfeited	(3,199)	3.93	(4,695)	6.84	(58,046)	19.61

Outstanding at end of year	443,336	$7.65	686,101	$14.11	1,332,619	$21.56

Exercisable at end of year	303,028	$6.64	348,574	$10.67	1,332,619	$21.56

Weighted-average remaining contractual life		8.1 yrs		8.4 yrs		8.8 yrs

Weighted-average fair value of options granted		$3.18		$5.16		$8.06

Available for grant at end of year		360,000		470,000		2,246

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price
$3.5 – $7.00	79,971	4.61	$4.91	79,971	$4.91
$13.38 – $20.30	509,049	8.46	$17.98	509,049	$17.98
$20.62 – $30.57	743,599	9.58	$25.80	743,599	$25.80

	1,332,619	8.83	$21.56	1,332,619	$21.56

SFAS No. 123 requires the Company to disclose pro forma information regarding net income (loss) as if the Company had accounted for stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using the “minimum value” method with the following weighted-average assumptions for the fiscal years ended December 31, 2003, 2004 and 2005, the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.5% for 2003 and 2004 and 4.1% for 2005, dividend yield of 0%, expected life of the options of five years and expected volatility of 43.0%, 35.3% and 34.4% for 2003, 2004 and 2005.

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

During 2002, the Company granted options to purchase 24,286, 4,857, and 95,238 shares of the Company’s common stock at exercise prices of $3.50, $4.73, and $7.00 per share, respectively, to certain employees. As a result, the Company had total deferred stock compensation of $469,000, of which $175,000 and $144,000 has been recognized as stock compensation expense for the years ended December 31, 2003 and 2004, as the exercise price of these options was less than the estimated fair value of the Company’s common stock at the grant date.

The aforementioned options prior to the acceleration of vesting noted above are 10 year options that vested based on a predetermined period of time.

Included in general and administrative expense are $175,000 and $144,000 of stock compensation expense for the years ended December 31, 2003 and 2004, respectively. For 2005, stock based compensation expense was classified as general and administrative expense and included approximately $549,000 related to the acceleration of vesting of all unvested stock options under the Company’s 2003 Plan as of December 29, 2005 and approximately $52,000 related to the grant of 20,000 options to purchase the Company’s common stock at the market price on the date of grant to a significant consultant in 2005 under the Company’s 2003 Plan based on the option’s fair value on the date of grant.

The Company’s board of directors may consider a new equity based plan to be proposed to the stockholders for approval at the Company’s annual meeting of stockholders in 2006.

12.    Income Taxes

The federal and state income tax provision is summarized as follows:

	Year ended December 31,
	2003	2004	2005
Federal:
Current	$609,418	$3,459,510	$5,105,998
Deferred	789,027	273,858	(123,395)

	1,398,445	3,733,368	4,982,603
State
Current	267,135	$759,676	$1,269,409
Deferred	26,224	(257,681)	54,950

Total provision for income taxes	$1,691,804	$4,235,363	$6,306,962

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2003	2004	2005
Statutory rates	34%	35%	35%

Federal income tax at statutory rates	$1,474,906	$3,962,150	$5,506,343
Change in valuation allowance	(225,840)	19,314	—
State income taxes, net of federal benefit	207,528	291,849	753,722
Stock option expense	—	—	29,490
Put warrant obligation	214,459	—	—
Other	20,751	(37,950)	17,407

Provision for income taxes	$1,691,804	$4,235,363	$6,306,962

Effective income tax rate	39%	37%	40%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$2,103,000	$1,610,000
Noncompete agreement	40,000	38,000
Accounts receivable	461,000	208,000
Property and equipment	—	—
Accrued items and prepaids	13,000	159,000
Nonqualified stock options	—	206,000
Other	40,000	—

	2,657,000	2,221,000
Deferred tax liabilities:
Cash to accrual adjustment for acquired entity	56,000	522,000
Property and equipment	48,000	68,000
Goodwill and intangibles	1,170,000	4,522,000

	1,274,000	5,112,000

Net deferred tax assets	1,383,000	(2,891,000)
Less valuation allowance	(302,000)	(302,000)

Net deferred taxes	$1,081,000	$(3,193,000)

Current deferred tax assets	$475,000	$790,000
Noncurrent deferred tax assets (liabilities), net of $302,000 valuation allowance for each of 2004 and 2005	606,000	(3,983,000)

	$1,081,000	$(3,193,000)

During the year ended December 31, 2005, $1.2 million of federal net operating losses and $0 of state net operating losses were utilized.

At December 31, 2005, the Company has future tax benefits of $1.6 million related to approximately $4.0 million of available federal net operating loss carryforwards which expire in years 2012 through 2023 and $5.8 million of state net operating loss carryforwards which expire in 2006 through 2020. Approximately $3.7 million of the federal net operating loss carryforwards result from the Camelot acquisition. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code), the company’s ability to utilize its net operating losses is restricted. The Company is unable to utilize net operating losses of approximately $180,500 that expire in 2013 due to this restriction.

The net change in the total valuation allowance for the year ending December 31, 2005 was zero. The valuation allowance includes $239,000 of state net operating loss carryforwards and $63,000 of federal net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

The Company recognized certain tax benefits related to stock option plans during 2004 and 2005 in the amount of $497,000 and $1,171,000. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital. Also during 2004, the Company recognized certain tax benefits related to expenses related to its initial public offering in the amount of $485,000. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital.

13.    Commitments and Contingencies

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

On May 16, 2005, the Company began reinsuring a substantial portion of its general and professional liability and workers’ compensation insurance coverage under certain reinsurance programs through its wholly-owned captive insurance subsidiary, SPCIC, and, effective July 1, 2005, the Company began self-funding a substantial portion of its employee health insurance program as more fully described in note 1.

In connection with the acquisition of CBH on June 13, 2005, the Company issued 117,371 shares of its unregistered common stock and a promissory note in the principal amount of approximately $776,000, after deducting certain credits related to preliminary working capital adjustments of approximately $724,000, with a fixed interest rate of 5%. The number of shares of the Company’s unregistered common stock issued in connection with this transaction and the principal and accrued interest thereon related to the promissory note may subsequently be adjusted in accordance with the terms and conditions of the purchase agreement. Accordingly, with respect to the promissory note, the principal and accrued interest thereon was adjusted downward by approximately $158,000 to $619,000 as of December 31, 2005 and was recorded by the Company as a decrease in the cost to acquire CBH.

The Company may be obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million under an earn out provision as such term is defined in the purchase agreement related to the purchase of Maple Star Nevada. If the earn out provision is met, the contingent consideration will be paid in cash. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration issued as an additional cost to acquire Maple Star Nevada.

In connection with the acquisition of AlphaCare described in note 4, the Company may be obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. If the earn out provision is met, the contingent consideration will be paid one-third in cash, one-third by delivery of an unsecured, subordinated promissory note and the balance in shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the contingent consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire AlphaCare.

In 2005, the Internal Revenue Service examined the Company’s tax return for the period July 1, 2003 to December 31, 2003. The examination was concluded in December 2005 with no material effect to the Company’s financial position or results of operations.

14.    Transactions with Related Parties

In June 1999, the Company was issued a promissory note by a not-for-profit affiliate in the amount of $461,342. The note bears interest at a rate of 9% per annum and was due in June 2004. On February 20, 2003, a new promissory note in the same amount was issued by the not-for-profit affiliate which extends the due date for repayment of principal and unpaid accrued interest to February 2008 and lowered the interest rate to 5% per annum. Interest income of approximately $24,500, $20,400 and $20,400 was recorded for the years ended December 31, 2003, 2004 and 2005. The balance of the note at December 31, 2004 and 2005 was $407,341 and is reflected in the accompanying consolidated balance sheets as “Notes receivable from unconsolidated affiliates”. In addition, effective March 1, 2006, the Company amended its management services agreement with FPCS to increase the management fee to reimburse the Company for the compensation costs for FPCS’s State Director who became the Company’s employee on that day.

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the chairman of the board of Qualifacts Systems, Inc. Qualifacts is a specialized health care information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and continues for five years. This agreement may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $334,000, $77,000 and $77,000 for years ended December 31, 2003, 2004 and 2005 under this agreement. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was entered into and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites.

Upon the Company’s acquisition of Camelot and Cypress, Mr. McCusker, one of the Company’s directors and the Company’s chief executive officer, became an executive officer of Camelot Community Care, Inc. and Intervention Services, Inc., the not-for-profit, tax exempt organizations whose operations were managed by Camelot and Cypress respectively, at the time the Company acquired them (and are now managed by the Company), until he resigned from such positions in July 2003. The Company provided management services to Camelot Community Care, Inc. pursuant to the Company’s management agreement for consideration in the amount of $3.0 million, $5.6 million and $6.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. The Company provided management services to Intervention Services, Inc. pursuant to the Company’s management agreement in the amount of $1.7 million, $1.5 million and $1.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

On February 3, 2006, the board of directors of Camelot Community Care, Inc. granted the Company a year end management incentive bonus of $125,000 for management services rendered in 2005. The bonus amount was added to management fee receivable in the accompanying consolidated balance sheet at December 31, 2005.

The Company agreed to reduce its management fee beginning January 1, 2006 under its management services agreement with Camelot Community Care, Inc. The agreement will result in a reduction of the Company’s management fee for management and administrative services rendered of approximately $200,000 on an annual basis in the future.

The Company amended its management services agreement with Rio Grande Behavioral Health Services to lower its management fee for services rendered in 2005 as a result of changes made to the Rio Grande Behavioral Health provider network in New Mexico in 2005. The lower management fee under the amended management services agreement with Rio Grande Behavioral Health Services was partially offset by management fees from management services agreements entered in to by the Company, as the manager, and certain providers which comprised the Rio Grande Behavioral Health provider network in 2005. In addition, the Company was awarded a one time fee of $200,000 in 2005 by Rio Grande Behavioral Health Services for reorganization start-up costs under the amended management services agreement related to the changes made to the Rio Grande Behavioral Health provider network in 2005.

The Company entered in to an agreement with FCP under which the Company reduced its management fee below the fee provided for under the original management service agreement for management services rendered from July 1, 2004 to June 30, 2005 to enable FCP to fund certain expenses incurred by FCP during its fiscal year ended June 30, 2005. For management services provided by the Company in excess of services contemplated by the management services agreement during the period July 1, 2004 and June 30, 2005, FCP agreed to an increase in the management fee above the fee provided for under the original management service agreement charged to them by the Company for FCP’s fiscal year ending June 30, 2006. The management fee under the original management services agreement will be applied to FCP in its subsequent fiscal years beginning July 1, 2006 over the remaining term of the management services agreement.

Upon the Company’s acquisition of Maple Services, LLC, Mr. McCusker, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the two not-for-profit organizations (Maple Star Colorado, Inc. and Maple Star Oregon, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. and Maple Star Oregon, Inc., while not-for-profit organizations are not federally tax exempt organizations. The Company provided management services to Maple Star Colorado, Inc. and Maple Star Oregon, Inc. under management agreements for consideration in the aggregate amount of approximately $715,000 for the year ended December 31, 2005. In addition, the board of directors of Maple Star Oregon, Inc. granted the Company management incentive bonuses from the date the Company acquired Maple Services, LLC to December 31, 2005. The bonus amounts were added to management fee receivable and aggregated to approximately $291,000 at December 31, 2005.

In connection with the acquisition of Pottsville and the establishment of a management agreement with ReDCo in May 2004, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of ReDCo in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. On January 25, 2006, an amendment to the promissory note was issued by ReDCo which extends the due date for repayment of principal to September 2007. Interest income of approximately $9,000 and $29,000 was earned for the years ended December 31, 2004 and 2005, respectively. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. At December 31, 2004 and 2005, the balance of the note was $875,000 and is reflected in the accompanying consolidated balance sheets as “Notes receivable from unconsolidated affiliates”. Additionally, in October 2005, ReDCo agreed to pay the Company $500,000 under an amendment to the management agreement. The aggregate amounts due to the Company from ReDCo under these arrangements totaled approximately $1.4 million at December 31, 2005.

Beginning in 2004, the Company began using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by

Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,095 per flight hour. For the years ended December 31, 2004 and 2005, the Company reimbursed Las Montanas Aviation, LLC approximately $12,800 and $52,000, respectively, for use of the airplane for business travel purposes.

Note 15.    Subsequent Events

On February 1, 2006, the Company acquired all of the equity interest in A to Z, a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $800,000 in debt excluding a $250,000 bridge loan owing to the Company by A to Z at the date of acquisition. In connection with the acquisition of A to Z, the Company may be obligated to pay to the former members of A to Z in each of 2007, 2008 and 2009, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of A to Z. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008 and 2009, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. The total purchase price including earn out payments will not exceed $8.0 million. When and if the earn out provision is triggered and paid, the Company will record the fair value of the consideration paid, issued or issuable as an additional cost acquire A to Z. This acquisition expands the Company’s home and community based social services to include educational tutoring. The cash portion of the purchase price of this acquisition was partially funded from the Company’s credit facility with CIT.

On February 27, 2006, the Company acquired all of the equity interest in FBS, a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to the Company by FBS at the date of acquisition. The purchase price will be paid upon the final determination of FBS’s working capital. In accordance with certain provisions in the purchase agreement, the Company may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration issued as an additional cost to acquire FBS. This acquisition expands the Company’s presence in North Carolina and provides an entrée into the state of New Jersey.

The above acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of these acquisitions has not been allocated to the assets and liabilities acquired as an evaluation of their respective fair values was not determined as of the date of this report on Form 10-K.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (December 31, 2005). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2005 covered by this report.

(c)	Management’s report on internal control over financial reporting

Management’s report on internal control over financial reporting is presented in Part II, Item 8, of this report and is hereby incorporated by reference.

Item 9B.     Other Information

On March 13, 2006, the Company’s board of directors and the compensation committee thereof approved the Annual Incentive Compensation Plan and the Quarterly Incentive Bonus Plan for 2006.

Annual Incentive Compensation Plan

Each Named Executive Officer (as this term is defined under Item 11 of Part III of this report) is eligible to receive a bonus under the Annual Incentive Compensation Plan. The Annual Incentive Compensation Plan is designed as a team bonus and is not triggered unless the Company meets or exceeds its budgeted net income and earnings per share for fiscal 2006 (calculated after giving effect to any bonuses accrued under the Annual Incentive Compensation Plan and the Quarterly Incentive Bonus Plan). Individuals of the bonus team are eligible to receive a cash bonus as follows: (1) if net income and earnings per share exceeds budgeted target amounts by 1% to 5%, the cash bonus payable to each individual will be 25% of the individual’s 2006 base salary; and (2) if net income and earnings per share exceeds budgeted target amounts by more than 5%, the cash bonus payable to each individual will be 50% of the individual’s 2006 base salary.

Quarterly Incentive Bonus Plan

Each Named Executive Officer is eligible to receive a bonus under the Quarterly Incentive Bonus Plan. The Quarterly Incentive Bonus Plan is designed as a team bonus and is triggered if the Company meets or exceeds its budgeted net income and earnings per share for each quarter during the Company’s fiscal year (calculated after giving effect to any bonuses accrued under the Quarterly Incentive Bonus Plan and the Annual Incentive Compensation Plan). Individuals of the bonus team are eligible to receive a cash bonus of $5,000 for each quarter the bonus is triggered under the Quarterly Incentive Bonus Plan. The total annual amount each individual of the bonus team may receive under the Quarterly Incentive Bonus Plan is $20,000.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Our executive officers and directors and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position(s)
Fletcher Jay McCusker	56	Chairman of the Board (Class 3 Director); Chief Executive Officer
William Boyd Dover	66	President
Michael N. Deitch	49	Chief Financial Officer; Vice President; Secretary; Treasurer
Mary J. Shea	50	Executive Vice President of Program Services
Craig A. Norris	38	Chief Operating Officer
Martin James Favis	46	Chief Development Officer
Fred D. Furman	57	Executive Vice President; General Counsel
Steven I. Geringer	59	Class 1 Director
Hunter Hurst, III	67	Class 1 Director
Kristi L. Meints	51	Class 3 Director
Warren S. Rustand	62	Class 2 Director
Richard Singleton	70	Class 2 Director

Our Board of Directors is comprised of six directors and is divided into three classes, serving staggered three year terms. The following is a brief description of the business experience of executive officers and directors for at least the past five years.

Fletcher Jay McCusker has served as our chairman of the board of directors and chief executive officer since our company was founded in December 1996. Prior to founding our company, Mr. McCusker served as executive vice president of Youth Services International, Inc. (YSII), a Nasdaq listed company that provided private institutional care for at-risk youth, from July 1995 until December 1996. From September 1992 until July 1995, he served as chief executive officer of Introspect Healthcare Corporation, a large multi-state behavioral health provider. In 1983, Mr. McCusker co-founded a mental health care company, Century Healthcare, which was sold to New York Stock Exchange listed Columbia Healthcare in 1992. Mr. McCusker received a bachelor’s degree in rehabilitation from the University of Arizona in 1974 and completed the public programs graduate program without a terminal degree at Arizona State University in 1982.

William Boyd Dover has served as our president since April 1997. Effective July 1, 2006, Mr. Dover will relinquish his position as president but continue to be employed by us in a non-executive capacity. Prior to joining our company, Mr. Dover had worked for over 30 years in the human service field in both the private and public sectors. Just before joining our company, he served as executive director of Desert Hills, a large inpatient facility serving children and adolescents in Tucson, Arizona from January 1995 through March 1997. The first nine years of his professional life were spent working in residential treatment centers with emotionally disturbed children in both Austin, Texas and Tucson, Arizona. He then spent the next four years as the director of the Pima County Juvenile Court in Tucson. From February 1979 through the end of 1991, Mr. Dover continued working in the public sector in both Phoenix and Tucson, Arizona. At various times he served as the assistant director of the department of economic security and was responsible for the state-wide administration of all welfare programs including child welfare, was later the assistant director of the Division of Behavioral Health within the State Health Department and was responsible for the state-wide administration of all drug, alcohol and mental health programs. Mr. Dover has also spent four years as the deputy director of the State Health Department, two years as an assistant county manager for Health Services in Tucson and was appointed by the Governor to serve as the “acting director” of the Health Department on two separate occasions. Mr. Dover received both a BS degree (1963) and a master’s degree in social work (1965) from the University of Utah.

Michael N. Deitch, a certified public accountant, has served as our chief financial officer since June 1997. He was named secretary and treasurer in October 1998. Prior to joining our company, Mr. Deitch served as director of financial controls for Crawford & Company (CRD), a New York Stock Exchange listed company specializing in health care and business claims adjusting from March 1995 to April 1997. Mr. Deitch founded and served as chief financial officer for Showtime Event Rentals, Inc., an event and party rental company from August 1994 until March 1995. Mr. Deitch served as litigation manager for Raburn and Decosimo, CPAs, a specialized litigation and business valuation firm, from January 1991 until August 1994. Mr. Deitch served as southeast region senior financial analyst and as a senior member of the tax department for Glasrock Home Health Care, Inc., a wholly-owned subsidiary of the New York Stock Exchange listed company British Oxygen Company, now known as the BOC Group, from November 1984 until January 1991. Mr. Deitch received a bachelor’s degree in accounting from the University of Tennessee in 1979 and a master’s degree in business administration from the University of Tennessee in 1981.

Mary J. Shea has served as our executive vice president of program services since February 2003 and as president of our Arizona operations from February 1997 until February 2003. Ms. Shea served as a member of our board of directors from September 1999 to August 2003. Prior to joining our company, she was the director of case management for Introspect Healthcare Corporation, a large, multi-state behavioral health provider, from October 1995 until February 1997. Ms. Shea worked as a supervisor for the State of Arizona and the Arizona Center for Clinical Management, a managed care entity providing behavioral health services in southern Arizona, from March 1990 until September 1995. She received a bachelor’s degree in natural resources from the University of Wisconsin in 1978.

Craig A. Norris has served as our chief operating officer since April 2004 and as president, eastern division from May 1998 to March 2004. Prior to joining our company, Mr. Norris served as the chief operating officer of Parents and Children Together, Inc., a home based counseling provider from June 1994 until April 1998, which we acquired in February 1997. Mr. Norris was employed as a psychotherapist for the Arizona Department of Health from December 1992 until June 1994. Mr. Norris was a treatment coordinator for the Arizona Center for Clinical Management, a managed care behavioral health care provider for southern Arizona, from May 1992 until December 1992. Mr. Norris received a bachelor’s degree in psychology from the University of Arizona in 1989 and dual master’s degrees in counseling and organizational management from the University of Phoenix in 1993 and 1996, respectively.

Martin James Favis has served as our chief development officer since February 2003 and serves as a board member of the National Board of the Foster Family Treatment Association. Effective April 1, 2006, Mr. Favis will step down as our chief development officer and become a consultant to us on potential mergers and acquisitions. Prior to joining our company, Mr. Favis served as president of our subsidiary, Camelot Care Corporation, Inc., from March 2002 until February 2003. Prior to our merger with Camelot, Mr. Favis served as Camelot’s chief operating officer from January 2000 until January 2002, where he was responsible for Camelot’s day-to-day management, and as Camelot’s Florida director from October 1998 until January 2000. Mr. Favis served as the chief executive officer of First Rehab, Plus, Inc., a Florida based provider of outpatient rehabilitation facilities, from August 1996 until October 1998. Mr. Favis received a bachelor’s degree in business from Villanova University in 1981.

Fred D. Furman, Esq. has served as our executive vice president since March 2006 and our general counsel since September 2003. From August 2002 until September 2003, Mr. Furman was self-employed as a consultant. Mr. Furman was previously with PMR Corporation, a publicly traded mental health company, from March 1995 until August 2002 (when PMR merged with Psychiatric Solutions, Inc.), where he held a number of positions, including most recently, from September 1997 through August 2002, as its president and general counsel. Mr. Furman is a former partner and head of the litigation department for the Philadelphia law firm of Kleinbard, Bell & Brecker LLP. Mr. Furman received his bachelor’s degree in history from Temple University in 1969 and a juris doctorate degree from Temple University, School of Law in 1973.

Steven I. Geringer has served as our director since March 2002 and chairperson of the compensation committee of our board of directors since May 2005 and has been a private investor since 1996. Mr. Geringer has thirty years of experience in the health care industry including senior management positions and directorships at publicly-traded and privately-held companies involved in hospital management, managed care, pharmaceutical benefits management and distribution, medical devices, and children’s social services programs. He served as president and chief executive officer of PCS Health Systems, Inc., one of the nation’s largest providers of managed pharmaceutical services to managed care organizations and health insurers, from June 1995 until June 1996, during which time PCS was acquired by Eli Lilly & Company. He also served as PCS’ president and chief operating officer from May 1993 until PCS’ then-parent, McKesson Corporation, acquired Clinical Pharmaceuticals, Inc., a company of which Mr. Geringer was a founder, chairman and chief executive officer. Mr. Geringer also serves as a director of Amsurg Corp., (AMSG) a Nasdaq listed ambulatory surgery center company, and chairman of its compensation committee and a member of its nominating and corporate governance committee. Mr. Geringer is also chairman of the board and director of Qualifacts Systems, Inc., a specialized health care information technology provider. Mr. Geringer received a bachelor’s degree in economics from The Wharton School of the University of Pennsylvania in 1968.

Hunter Hurst, III has served as our director since in December 1996 and chairperson of the nominating and corporate governance committee of our board of directors since May 2005. Since 1973, Mr. Hurst has served as Director of the National Center for Juvenile Justice, a national juvenile justice research and resource center. He has directed over thirty applied research studies and has authored numerous publications relating to juvenile issues. He received his bachelor’s degree in psychology and master’s degree in social work from Louisiana State University in 1960 and 1965, respectively.

Kristi L. Meints has served as our director and chairperson of the audit committee of our board of directors since August 2003. Since January 2005 and from August 1999 until September 2003, she has served as the chief financial officer of Chicago Systems Group, Inc., a technology consulting firm based in Chicago, Illinois. From October 2003 through December 2004, she served as chief financial officer of Peter Rabbit Farms, a carrot and vegetable farming business in Southern California. From January 1998 until August 1999, she was interim chief financial officer for Cordon Corporation, a start-up services company. Ms. Meints was group finance director for Avery Dennison Corporation (AVY), a New York Stock Exchange listed company that is a multi-national manufacturer of consumer and industrial products, from March 1996 until December 1997. From February 1977 until June 1995, she held a variety of financial positions at SmithKline Beecham Corporation, including as director of finance, worldwide manufacturing animal health products; and as manager of accounting and budgets for Norden Laboratories, Inc., one of its wholly owned subsidiaries. She received a bachelor’s degree in accounting from Wayne State College in 1975 and a master’s degree in business administration from the University of Nebraska in 1984.

Warren S. Rustand has served as our director since May 2005. Since September 2001, Mr. Rustand has served as the chief executive officer of Summit Capital Consulting, Inc., which specializes in the development of small to mid-size companies by structuring financial and human capital resources for them. He has also been a strategic partner in Harlingwood Partners, LP, a $200 million private fund focused on leveraged build-ups and consolidations in a variety of industries ranging from business services outsourcing to healthcare and manufacturing, since December 1998. Additionally, Mr. Rustand has had a long term interest in public policy, and in 1973, was selected as a White House Fellow. During his fellowship, he served in various positions such as special assistant to the Secretary of Commerce and special assistant to the Vice President. In addition, from 1974 to 1976, he served as the appointments secretary to the President. Mr. Rustand serves as a director of TLC Vision Corporation (TLCV), a Nasdaq listed eye-care services company, and the chairman of its audit committee. He received his bachelor’s and master’s degrees in political science from the University of Arizona in 1965 and 1972, respectively.

Richard Singleton has served as our director since March 1998. Colonel Singleton is a retired United States Army colonel. Colonel Singleton was one of the founders of Youth Services International, Inc. (YSII), a Nasdaq listed company that provides private institutional care for at-risk youth, in July 1993. He served as a superintendent of Boys School for the Department of Juvenile Justice State of Florida from June 1999 to July

2004. From January 1999 until June 1999, Colonel Singleton was a regional director of operations for Three Springs, Inc., located in Huntsville, Alabama, where he was responsible for the overall operations and management of juvenile justice facilities in the State of Georgia. Colonel Singleton received a bachelor’s degree in education from the South Carolina State University in 1958 and a master’s degree in public administration from the University of Missouri in 1972.

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

Audit Committee

The Company’s board of directors (the “Board”) has a standing Audit Committee. The Audit Committee is currently composed of Ms. Meints (Chairperson) and Messrs. Hurst, Rustand and Singleton.

The Board has determined that each member of the Audit Committee is independent as defined in applicable Nasdaq National Market listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. The Board has also determined that Ms. Meints is an “audit committee financial expert” as defined under Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and greater than ten percent beneficial stockholders complied with applicable Section 16(a) requirements during the year ended December 31, 2005.

Item 11.     Executive Compensation

The following table sets forth certain information with respect to compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2005, 2004 and 2003 to (1) the Chief Executive Officer of the Company and (2) each of the four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2005 (the “Named Executive Officers”).

			Annual Compensation			Long Term Compensation
Name and Principal Position	Year		Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Securities Underlying Options (#)	All Other Compensation ($)(3)
Fletcher Jay McCusker	2005		$232,500	$15,000	—	70,000	$27,336
Chairman and Chief	2004		190,000	20,000	—	—	27,448
Executive Officer	2003		174,600	15,000	—	—	26,399

William Boyd Dover	2005		$182,708	$15,000	$43,700	30,000	$9,032
President	2004		165,000	20,000	24,800	—	8,981
	2003		152,500	15,000	—	—	7,642

Michael N. Deitch	2005		$187,708	$15,000	—	45,000	$12,862
Chief Financial Officer,	2004		159,167	20,000	—	20,000	12,813
Vice President, Secretary	2003		134,498	15,000	—	10,000	19,801
and Treasurer

Fred D. Furman	2005		$189,167	$15,000	$25,534	45,000	$8,506
Executive Vice President and	2004		175,000	20,000	22,675	—	8,477
General Counsel	2003	(4)	46,442	—	18,501	110,000	1,201

Craig A. Norris	2005		$194,167	$15,000	—	45,000	$12,671
Chief Operating Officer	2004		175,833	20,000	—	20,000	10,904
	2003		147,667	25,000	—	—	8,286

(1)	Includes amounts deferred under the 401(k) plan.
(2)	Messrs. Dover and Furman work in states other than their primary state of residency. Included in other annual compensation for Messrs. Dover and Furman for the fiscal years ended December 31, 2005, 2004 and 2003 are payments for expenses of an aggregate of $68,500 and $35,414, respectively, related to the cost to maintain a secondary residency in the state of their employment. In addition, for Mr. Furman for the fiscal years ended December 31, 2005, 2004 and 2003, $29,053 related to transportation and $2,243 for other miscellaneous expenses.
(3)	The Company provides the Named Executive Officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to SEC rules. For Messrs. McCusker, Dover, Deitch, Furman and Norris, the Company also paid for the premiums of certain health and dental benefits for their family, which are not available to all salaried employees and are included in this column. The amounts in this column include the following:

•	Health and dental insurance premiums that the Company paid on behalf of Messrs. McCusker, Dover, Deitch, Furman and Norris in the following amounts for the fiscal year ended December 31, 2005, respectively: $12,463, $8,632, $12,462, $8,106 and $12,271.

•	Matching contributions by the Company under its retirement savings plan were made on behalf of Messrs. Dover, Deitch, Furman and Norris in the amount of $400 each for the fiscal year ended December 31, 2005.

•	Insurance premiums under an insurance plan that the Company provides for Mr. McCusker with coverage of up to $500,000. The Company paid $14,873 in premiums on this policy on behalf of Mr. McCusker in the fiscal year ended December 31, 2005.

(4)	Mr. Furman began his employment with the Company in September 2003. His compensation for 2003 reflects amounts he received from September 2003 through December 31, 2003.

Option Grants in 2005

The following table sets forth information concerning the number of stock options granted during 2005 to each of the Named Executive Officers.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in 2005	Exercise Price Per Share	Expiration Date
					5%	10%
Fletcher Jay McCusker	50,000	6.4%	$20.62	2/16/15	$648,390	$1,643,149
	20,000	2.6%	$28.47	12/6/15	$358,093	$907,477
William Boyd Dover	10,000	1.3%	$20.62	2/16/15	$129,678	$328,630
	20,000	2.6%	$28.47	12/6/15	$358,093	$907,477
Michael N. Deitch	25,000	3.2%	$20.62	2/16/15	$324,195	$821,574
	20,000	2.6%	$28.47	12/6/15	$358,093	$907,477
Fred D. Furman	25,000	3.2%	$20.62	2/16/15	$324,195	$821,574
	20,000	2.6%	$28.47	12/6/15	$358,093	$907,477
Craig A. Norris	25,000	3.2%	$20.62	2/16/15	$324,195	$821,574
	20,000	2.6%	$28.47	12/6/15	$358,093	$907,477

(1)	On December 6, 2005, the Board of the Company, upon recommendation of the Compensation Committee of the Board, approved the acceleration of the vesting dates of all unvested stock options previously awarded to eligible employees, directors and consultants, including stock options granted to the Named Executive Officers, under the Company’s 2003 Stock Option Plan, effective December 29, 2005. The options are 10 year options that would have vested one third on the grant date and one third on each of the first and second anniversary of the grant date prior to the acceleration of vesting of all unvested stock options outstanding at December 29, 2005. All other terms of the stock options remained the same.
(2)	Potential realizable value represents the difference between the market value of the common stock for which the option may be exercised, assuming that the market of the common stock on the date of grant appreciates in value to the end of the ten-year option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulation of the SEC and are not intended to forecast future appreciation of the market value of the common stock.

Aggregated Option Exercises in 2005 and 2005 Year-End Option Values

The following table sets forth certain information concerning the number of unexercised options and the value of unexercised options at December 31, 2005 held by the Named Executive Officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Fletcher Jay McCusker	—	—	70,000	—	$414,900	—
William Boyd Dover	—	—	38,572	—	$304,886	—
Michael N. Deitch	20,000	$264,466	55,000	—	$302,950	—
Fred D. Furman	32,000	$373,768	123,000	—	$1,407,950	—
Craig A. Norris	—	—	65,000	—	$395,250	—

(1)	Values for “in-the-money” options/SARs represent the positive spread between the respective exercise prices of outstanding options/SARs and the fiscal year-end value of the common stock at December 31, 2005, which was $28.79.

Equity Employee Benefit Plans

2003 Stock Option Plan.    The purpose of the Company’s 2003 Stock Option Plan is to provide additional incentives to officers, other key employees, and directors of, and important consultants to the Company and each present or future parent or subsidiary corporation, by encouraging them to invest in shares of the Company’s common stock, and thereby acquire a proprietary interest in us and an increased personal interest in the Company’s continued success and progress.

The aggregate number of shares of common stock that may be issued under the 2003 Stock Option Plan is 1,400,000. Notwithstanding the foregoing, in the event of any change in the outstanding shares of common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or similar circumstances as determined by the Compensation Committee of the Board in its sole discretion, the aggregate number and kind of shares which may be issued under the 2003 Stock Option Plan shall be appropriately adjusted in a manner determined in the sole discretion of the Compensation Committee. Reacquired shares of common stock, as well as unissued shares, may be used for the purpose of the 2003 Stock Option Plan. The shares of common stock subject to options, which have terminated unexercised, either in whole or in part, shall be available for future option grants under the 2003 Stock Option Plan.

All of the Company’s officers, key employees, and officers and key employees of any present or future parent or subsidiary corporation are eligible to receive an option or options under the 2003 Stock Option Plan. All directors of, and important consultants to the Company and of any of the Company’s present or future parent or subsidiary corporations are also eligible to receive an option or options under the 2003 Stock Option Plan. No individual may receive options under the 2003 Stock Option Plan for more than 80% of the total number of shares of the common stock authorized for issuance under the 2003 Stock Option Plan. The individuals who receive an option or options shall be selected by the Board or the Compensation Committee of the Board. Currently, the Compensation Committee administers the 2003 Stock Option Plan and has delegated authority to Mr. McCusker, the Company’s Chief Executive Officer, to grant options to key employees and consultants, subject to limitations.

As of December 31, 2005, 1,397,754 stock options had been awarded under the 2003 Stock Option Plan. As of March 10, 2005, stock options for an aggregate of 1,397,754 shares were awarded under the 2003 Stock Option Plan of which options to purchase an aggregate of 425,000 shares were awarded to executive officers at exercise prices ranging from $13.38 to $28.47 per share and an aggregate of 163,333 shares were awarded to directors at exercise prices ranging from $17.13 to $28.47 per share. On December 6, 2005, the Board of the Company, upon recommendation of the Compensation Committee of the Board, approved the acceleration of the vesting dates of all unvested stock options previously awarded to eligible employees, directors and consultants, including stock options granted to the Named Executive Officers and non-employee directors, under the Company’s 2003 Stock Option Plan, effective December 29, 2005; provided the option holder was actively an employee, director or consultant of the Company on December 29, 2005. The options are 10 year options that would have vested one third on the grant date and one third on each of the first and second anniversary of the grant date prior to the acceleration of vesting of all unvested stock options outstanding at December 29, 2005. All other terms of the stock options previously awarded remained the same as set forth in the stock option agreement, a form of which is on file with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2005.

1997 Stock Option and Incentive Plan.    The Company’s 1997 Stock Option and Incentive Plan adopted in 1997 authorized the issuance of 428,572 shares of common stock. As of December 31, 2005, 79,971 stock options had been awarded and outstanding under the 1997 Stock Option and Incentive Plan. No further awards may be granted under the 1997 Stock Option and Incentive Plan.

Compensation of Directors

As compensation for their service as directors of the Company, each non-employee member of the Board receives a $10,000 annual stipend, except for the Audit Committee Chair who receives a $28,800 annual stipend. Payment of the annual stipends is made on a quarterly basis following each quarter of service. Additionally, each non-employee member of the Board receives $3,500 for each Board meeting attended in person, $1,000 for each telephonic meeting of the Board participated in, and $1,000 for each committee meeting attended or participated in by telephone of which such non-employee member of the Board is a member that is not held the same day as a Board meeting, except that the Audit Committee Chair receives $2,500 for each Audit Committee meeting attended or participated in by telephone that is not held the same day as a Board meeting.

In addition, each non-employee member then serving on the first business day of each January receives a ten year option to purchase 10,000 shares of the Company’s common stock under the Company’s 2003 Stock Option Plan with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. For services to be rendered in 2006, each non-employee director was awarded an option to purchase 10,000 shares of the Company’s common stock on December 6, 2005 under the Company’s 2003 Stock Option Plan in lieu of receiving the award in January 2006. On December 29, 2005 the vesting of all unvested options then outstanding, including those options awarded to non-employee directors, were accelerated.

The following table sets forth the number of options to purchase shares of common stock each non-employee director had as of March 9, 2006 and the associated exercise price.

	Number of stock option shares
Exercise Price	Steve Geringer	Hunter Hurst III	Kristi Meints	Warren Rustand	Richard Singleton
$ 3.50	—	—	—	—	2,858
$ 4.73	—	—	—	—	4,287
$ 7.00	—	—	1,429	—	1,429
$17.13	10,000	6,667	10,000	—	10,000
$20.30	10,000	10,000	30,000	—	10,000
$24.08	—	—	—	10,000	—
$28.47	10,000	10,000	10,000	10,000	10,000

Total	30,000	26,667	51,429	20,000	38,574

Employment Agreements

The Company entered into employment agreements, effective as of August 22, 2003, with the following named executive officers: Fletcher Jay McCusker, Chief Executive Officer; William Boyd Dover, President; Michael N. Deitch, Chief Financial Officer; and Craig A. Norris, Chief Operating Officer. Each of Messrs. McCusker, Dover, Norris and Deitch have employment agreements for a term of three years. Each employment agreement establishes, among other things, base salary levels at amounts designed to be competitive with executive positions at similarly situated companies. Under their employment agreements, Messrs. McCusker, Dover, Norris and Deitch were entitled to receive initial annual base salaries of $190,000, $165,000, $160,000 and $150,000, respectively. In fiscal 2004, the Compensation Committee increased the base salary of each of Messrs. Norris and Deitch to $180,000 and $170,000, respectively. The Compensation Committee approved an increase in the base salaries effective April 1, 2005, of Messrs. McCusker, Dover, Norris and Deitch to $250,000, $190,000, $200,000 and $195,000, respectively. Further, the Compensation Committee approved an increase in the base salaries effective April 1, 2006, of Messrs McCusker, Norris and Deitch to $300,000, $240,000 and $220,000, respectively. Generally, the annual base salaries are reviewed annually and may be modified by the Board or Compensation Committee. In addition to their base salaries, each executive is eligible to participate in any bonus plans or incentive compensation programs that the Company may establish from time to time. For fiscal 2005, Messrs. McCusker, Dover, Norris and Deitch each were awarded a bonus of $15,000 under the quarterly incentive bonus plan. No bonuses were granted under the annual incentive compensation plan.

Under the employment agreements with each of the executive officers, the Company may be obligated to make severance payments to the executive officers. Pursuant to the employment agreements, the Company may terminate the employment agreements for cause at any time and without cause upon 30 days written notice. Mr. McCusker may terminate his employment agreement for good reason, upon 60 days written notice, if his duties are substantially altered or reduced, his salary is reduced, he is relocated more than 150 miles from Tucson, Arizona, the Company materially breaches his agreement or there is a change in the majority of the Company’s incumbent directors. “Incumbent directors” means the Company’s directors as of August 22, 2003 and any subsequent director nominated or elected by two-thirds of the then existing incumbent directors. In addition, the other executive officers may terminate these employment agreements for good reason upon 30 days prior written notice if the Company materially breaches such employment agreements. If an executive officer’s employment is terminated by the Company without cause or if an executive officer terminates the agreement for good reason, the Company must pay the executive his or her base salary for a stated severance term; provided, however, that in order to receive the severance payment, the executive officer must sign a general release. Pursuant to the employment agreements, each of Messrs. McCusker, Dover, Norris and Deitch has a stated severance term of one year.

Each of the employment agreements contains restrictive covenants providing for the employee’s non-competition, non-solicitation/non-piracy and non-disclosure. The term of Mr. McCusker’s non-competition and non-solicitation covenants is two years. Messrs. Dover, Norris and Deitch have 18 month non-competition covenants and two year non-solicitation covenants.

Bonuses

Annual Incentive Compensation Plan

Each Named Executive Officer was eligible to receive a bonus under the 2005 Annual Incentive Compensation Plan. The 2005 Annual Incentive Compensation Plan was designed as a team bonus and would have been triggered if the Company had met or exceeded its budgeted net income and earnings per share for fiscal 2005 (calculated after giving effect to any bonuses accrued under the 2005 Annual Incentive Compensation Plan and the Quarterly Incentive Bonus Plan). Individuals of the bonus team were eligible to receive a cash bonus as follows: (1) if net income and earnings per share would have exceeded budgeted target amounts by 1% to 5%, the cash bonus payable to each individual would have been 25% of the individual’s 2005 base salary; and (2) if net income and earnings per share would have exceeded budgeted target amounts by more than 5%, the cash bonus payable to each individual would have been 50% of the individual’s 2005 base salary. No bonuses were awarded to any Named Executive Officer in 2005 under this plan.

Quarterly Incentive Bonus Plan

Each Named Executive Officer is eligible to receive a bonus under the Quarterly Incentive Bonus Plan. The Quarterly Incentive Bonus Plan is designed as a team bonus and is triggered if the Company meets or exceeds its budgeted net income and earnings per share for each quarter during the Company’s fiscal year (calculated after giving effect to any bonuses accrued under the Quarterly Incentive Bonus Plan and the 2005 Annual Incentive Compensation Plan). Individuals of the bonus team are eligible to receive a cash bonus of $5,000 for each quarter the bonus is triggered under the Quarterly Incentive Bonus Plan. The total annual amount each individual of the bonus team may receive under the Quarterly Incentive Bonus Plan is $20,000. For 2005, each Named Executive Officer received $15,000 under this plan.

For a description of the 2006 bonus plans, see Item 9B of Part II of this report.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Geringer, Hurst and Singleton. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2005 was a current or former officer or employee or engaged in certain transactions with us, required to be disclosed by regulations of the SEC. There were no compensation committee “interlocks” during the fiscal year ended December 31, 2005, which generally means that none of the Company’s executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as the Company’s director or member of the Company’s Compensation Committee.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,332,619	$21.56	2,246
Equity compensation plans not approved by security holders	—	—	—

Total	1,332,619	$21.56	2,246

(1)	At December 31, 2005, under the 2003 Stock Option Plan there were options currently exercisable to purchase 1,252,648 shares of common stock and 2,246 shares of common stock eligible for future option grant and under the 1997 Stock Option and Incentive Plan there were options currently exercisable to purchase 79,971 shares of common stock. All outstanding options under the 2003 Stock Option Plan are exercisable. All outstanding options under the 1997 Stock Option and Incentive Plan are exercisable and no additional stock options may be granted under such plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 9, 2006, with respect to the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to own beneficially more than five percent of the Company’s outstanding common stock, (ii) all directors of the Company, (iii) all executive officers of the Company named in the “Summary Compensation Table” included in Item 11 of Part III of this report and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to his shares.

Name	No. of shares of Common Stock Beneficially Owned (1)	Percent of Voting Power of Common Stock (1)
Arbor Capital Management, LLC(2) One Financial Plaza 120 South Sixth Street Suite 1000 Minneapolis, MN 55402	609,100	6.3%

Century Capital Management, LLC(3) 100 Federal Street, Boston, MA 02110	646,269	6.7%

FMR Corp.(4) 82 Devonshire Street, Boston, MA 02109	717,400	7.4%

Michael N. Deitch(5)	55,000	*

William Boyd Dover(6)	38,572	*

Fred Furman (7)	123,000	1.3%

Fletcher Jay McCusker(8)	180,000	1.9%

Craig A. Norris(9)	65,000	*

Steven I. Geringer(10)	62,143	*

Hunter Hurst, III(11)	26,667	*

Kristi L. Meints(12)	51,429	*

Richard Singleton(13)	38,574	*

Warren S. Rustand(14)	20,000	*

All directors and executive officers as a group (12 persons)(15)	731,527	7.6%

*	Less than 1%.
(1)	The securities “beneficially owned” by an individual are determined as of March 9, 2006 in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after March 9, 2006. Beneficial ownership may be disclaimed as to certain of the securities.
(2)	Includes 609,100 shares of common stock indirectly beneficially owned by Arbor Capital Management, LLC, an investment advisor. As a result of his position with and ownership in Arbor Capital Management, LLC, Rick D. Leggott may be deemed to indirectly beneficially own the 609,100 shares of common stock indirectly beneficially owned by Arbor Capital Management, LLC. This is based on the Schedule 13G filed with the SEC on February 3, 2006.

(3)	Includes 646,269 shares of common stock indirectly beneficially owned by Century Capital Management, LLC, a registered investment advisor. The shares are owned by various accounts managed by Century Capital Management, LLC. Those accounts have the right to receive, or the power to direct the receipt of, dividends from, and the proceeds from the sale of, such shares. This is based on the Schedule 13G filed with the SEC on February 9, 2006.
(4)	Includes 717,400 shares of common stock indirectly beneficially owned by FMR Corp., a registered investment advisor. The shares are owned by various accounts managed by FMR Corp. Those accounts have the right to receive, or the power to direct the receipt of, dividends from, and the proceeds from the sale of, such shares. This is based on the Schedule 13G filed with the SEC on February 14, 2006.
(5)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(6)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(7)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(8)	Includes 100,000 shares of common stock, which have been pledged to Compass Bank as collateral on a loan. Includes 70,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006. Includes 10,000 shares of common stock held by the McCusker Family Trust U/A as to which Mr. McCusker serves as a trustee. Does not include 17,450 shares of common stock held by The Fletcher J. McCusker GRAT for the benefit of Mr. McCusker’s son, as to which Mr. McCusker disclaims beneficial ownership.
(9)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(10)	Includes 32,143 shares of common stock held by the Geringer Family Trust. Mr. Geringer shares voting and investment power over the securities held by the Geringer Family Trust. Includes 30,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(11)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(12)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(13)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(14)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006.
(15)	Includes 568,719 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 9, 2006, 100,000 shares of common stock that have been pledged to Compass Bank as collateral on a loan, 10,000 shares of common stock held by the McCusker Family Trust U/A as to which Mr. McCusker serves as a trustee and 32,143 shares of common stock held by the Geringer Family Trust.

Item 13.     Certain Relationships and Related Transactions

Transaction with Mr. McCusker the Company’s Chief Executive Officer

Beginning in 2004, the Company began using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,095 per flight hour. For the years ended December 31, 2004 and 2005, the Company reimbursed Las Montanas Aviation, LLC approximately $12,800 and $52,000, respectively, for use of the airplane for business travel purposes.

Item 14.     Principal Accounting Fees and Services

Fees for professional services provided by McGladrey & Pullen, LLP (“M&P”), the Company’s independent auditors, for the fiscal year ended December 31, 2005 and 2004 in each of the following categories were:

	Fiscal Year Ended December 31,
	2005	2004
Audit fees	$541,000	$565,000
Audit related fees	$220,000	$6,000
Tax fees	$—	$—
All other fees	$—	$—

Total	$761,000	$571,000

Audit Fees.    Audit fees consisted of amounts incurred for services performed in association with the annual financial statement audit (including required quarterly reviews), the audit of the Company’s internal control over financial reporting, and other procedures normally required by the independent auditor in order to be able to form an opinion on the Company’s consolidated financial statements. Other procedures included consultations relating to the audit or quarterly reviews, and services performed by M&P in connection with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters provided to the Company’s underwriters.

Audit Related Fees.    Audit related fees consisted of amounts incurred for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent auditor. Audit related services included due diligence related to mergers and acquisitions, and accounting consultations and audits in connection with acquisitions.

Tax Fees.    No tax fees were incurred during the periods presented.

All Other Fees.    No other fees were incurred during the periods presented.

The Audit Committee has considered and determined that the services provided by M&P are compatible with M&P maintaining its independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee pre-approved all audit services provided to the Company by M&P in fiscal year 2005. No non-audit services were provided by M&P in fiscal year 2005.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2005 and 2004;

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003;

•	Consolidated Statements of Stockholders’ Equity (Deficit) at December 31, 2005, 2004 and 2003; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2005:
Allowance for doubtful accounts	$220,561	$399,871	$—	$97,670	(1)	$522,762
Valuation allowance	302,145	—	—	—		302,145

Total	$522,706	$399,871	$—	$97,670		$824,907

Year Ended December 31, 2004:
Allowance for doubtful accounts	$68,658	$318,589	$—	$166,686	(1)	$220,561
Valuation allowance	282,831	19,314	—	—		302,145

Total	$351,489	$337,903	$—	$166,686		$522,706

Year Ended December 31, 2003:
Allowance for doubtful accounts	$79,978	$48,116	$—	$59,436	(1)	$68,658
Valuation allowance	3,071,000	—	—	2,788,169		282,831

Total	$3,150,978	$48,116	$—	$2,847,605		$351,489

Notes:
(1)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number		Description

2.1	(1)	Stock Purchase Agreement by and among The Providence Service Corporation, Ira Ehrlich and Cypress Management Services, Inc., dated as of January 3, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such Schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2	(4)	Purchase Agreement dated as of July 21, 2004 by and between The Providence Service Corporation and Aspen Education Group, Inc., Aspen Youth, Inc., Choices Group, Inc., Aspen MSO, LLC (d/b/a Aspen Community Services) and College Community Services. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3	(5)	Purchase Agreement dated as of June 13, 2005 by and between The Providence Service Corporation and Children’s Behavioral Health, Inc., Nulton Diagnostic & Treatment Center, P.C. and Larry J. Nulton. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4	(7)	Purchase Agreement dated as of August 22, 2005 by and between The Providence Service Corporation and Maple Services, LLC, Maple Star Nevada, 763667 Alberta Ltd., 1239658 Ontario Inc., Hamilton C. Hudson, Hudson Family Trust, Leonard Rutman, The Rutman Family Trust and Kay Hudson. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.5	(8)	Purchase Agreement dated as of September 20, 2005 by and between The Providence Service Corporation and Transitional Family Services, Inc., AlphaCare Resources, Inc., Ron L. Braund and Ron L. and Virginia M. Braund Charitable Remainder Unitrust. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6		Purchase Agreement dated as of February 1, 2006 by and between The Providence Service Corporation and A to Z In-Home Tutoring, LLC, Scott Hines and Ann-Riley Caldwell, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1	(1)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation.

3.2	(1)	Amended and Restated Bylaws of The Providence Service Corporation.

+10.1	(1)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2	(3)	2003 Stock Option Plan, as amended.

+10.3	(1)	Employment Agreement by and between The Providence Service Corporation and Fletcher McCusker dated as of March 31, 2003.

+10.4	(1)	Employment Agreement by and between The Providence Service Corporation and William Boyd Dover, dated as of March 31, 2003.

Exhibit Number		Description

+10.5	(1)	Employment Agreement by and between The Providence Service Corporation and Michael N. Deitch, dated as of March 31, 2003.

+10.6	(1)	Employment Agreement by and between The Providence Service Corporation and Craig A. Norris, dated as of March 31, 2003.

10.7	(2)	Second Amended and Restated Registration Rights Agreement by and among The Providence Service Corporation, Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Petra Mezzanine Fund, L.P., Harbinger Mezzanine Partners, L.P., Geringer Family Trust u/a June 26, 1996, Lynn C. Chalache, Jane B. Terrell and Jill MacAlister, dated as of July 30, 2003.

10.8		Fee for service and Risk-Based Subcontract Agreement Children Services Contract A0508 by and between Community Partnership of Southern Arizona and The Providence Service Corporation, effective as of July 1, 2005, as amended.

10.9	(6)	Second Amended and Restated Loan and Security Agreement by and among The Providence Service Corporation and Healthcare Business Credit Corporation dated as of June 28, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.10	(5)	Second Amended and Restated Revolving Credit Note by The Providence Service Corporation and others listed therein for the benefit of Healthcare Business Credit Corporation (now known as CIT Healthcare LLC) dated June 28, 2005.

10.11	(5)	Second Amended and Restated Term Note by The Providence Service Corporation and others listed therein for the benefit of Healthcare Business Credit Corporation (now known as CIT Healthcare LLC) dated June 28, 2005.

+10.12		Annual Incentive Compensation Plan and Quarterly Incentive Bonus Plan

+10.13		Summary Sheet of Director Fees and Executive Officer Compensation

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP.

23.2		Consent of McGladrey & Pullen, LLP.

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(2)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 333-106286) filed with the Securities and Exchange Commission on July 31, 2003.

(3)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2004.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.
(7)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2005.
(8)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer

Dated: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLETCHER JAY McCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ WARREN RUSTAND Warrent Rustand	Director	March 16, 2006

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	March 16, 2006

/s/ HUNTER HURST, III Hunter Hurst, III	Director	March 16, 2006

/s/ KRISTI L. MEINTS Kristi L. Meints	Director	March 16, 2006

/s/ RICHARD SINGLETON Richard Singleton	Director	March 16, 2006