Form 10-Q
period 2006-03-31
PROVIDENCE SERVICE CORP
filed 2006-05-10
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 8, 2006, there were outstanding 12,005,558 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2005	March 31, 2006
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,994,243	$8,935,298
Accounts receivable - billed, net of allowance of $523,000 and $556,000	19,971,707	22,404,065
Accounts receivable - unbilled	4,485,717	5,113,917
Management fee receivable	6,623,182	6,195,060
Other receivables	2,363,277	3,650,436
Restricted cash	1,950,000	1,775,000
Prepaid expenses and other	4,504,566	2,663,394
Notes receivable	288,495	64,773
Deferred tax assets	790,238	790,238

Total current assets	49,971,425	51,592,181
Property and equipment, net	2,384,776	2,556,666
Notes receivable from unconsolidated affiliates	1,318,981	1,300,844
Goodwill	44,731,646	45,586,193
Intangible assets, net	19,496,109	20,162,863
Other assets	1,109,737	1,293,626

Total assets	$119,012,674	$122,492,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,134,166	$1,304,817
Accrued expenses	11,282,802	10,916,208
Deferred revenue	182,986	191,399
Reinsurance liability reserve	1,859,117	1,599,259
Current portion of long-term obligations	4,083,333	6,515,350

Total current liabilities	19,542,404	20,527,033
Deferred tax liabilities	3,983,036	4,624,284
Long-term obligations, less current portion	14,240,902	13,148,851
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 9,822,486 and 9,830,095 issued and outstanding
(including treasury shares)	9,822	9,830
Additional paid-in capital	72,954,411	73,273,660
Retained earnings	8,580,845	11,207,461

	81,545,078	84,490,951
Less 146,905 treasury shares, at cost	298,746	298,746

Total stockholders’ equity	81,246,332	84,192,205

Total liabilities and stockholders’ equity	$119,012,674	$122,492,373

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Income

	Three months ended March 31,
	2005	2006
Revenues:
Home and community based services	$26,175,502	$34,071,919
Foster care services	3,358,547	4,690,694
Management fees	2,499,210	4,264,673

	32,033,259	43,027,286
Operating expenses:
Client service expense	24,175,298	32,032,423
General and administrative expense	3,959,277	5,499,552
Depreciation and amortization	370,535	681,810

Total operating expenses	28,505,110	38,213,785

Operating income	3,528,149	4,813,501
Other (income) expense:
Interest expense	85,551	464,285
Interest income	(47,933)	(53,794)

Income before income taxes	3,490,531	4,403,010
Provision for income taxes	1,396,212	1,776,394

Net income	$2,094,319	$2,626,616

Earnings per common share:
Basic	$0.22	$0.27

Diluted	$0.22	$0.26

Weighted-average number of common shares outstanding:
Basic	9,498,806	9,826,001
Diluted	9,659,489	10,151,664

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
	2005	2006
Operating activities
Net income	$2,094,319	$2,626,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,664	253,564
Amortization	163,871	428,246
Amortization of deferred financing costs	31,040	31,409
Deferred income taxes	—	422,403
Tax benefit upon exercise of stock options	287,291	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(1,726,600)	(2,474,861)
Management fee receivable	(31,382)	428,122
Other receivable	—	(1,287,159)
Reinsurance liability reserve	—	(259,858)
Prepaid expenses and other	122,082	1,998,206
Accounts payable and accrued expenses	1,372,434	(1,873,652)
Deferred revenue	(399,694)	(6,587)

Net cash provided by operating activities	2,120,025	286,449
Investing activities
Purchase of property and equipment	(180,698)	(207,467)
Acquisition of businesses, net of cash acquired	(102,144)	(1,614,283)
Restricted cash for contract performance	—	175,000
Purchase of short-term investments	—	(190,968)
Advances to unconsolidated affiliate	—	(100,000)
Payment received on settlement note from former related party	—	16,859

Net cash used in investing activities	(282,842)	(1,920,859)
Financing activities
Net borrowings on revolving line of credit	—	2,400,000
Payments of capital leases	(24,244)	—
Proceeds from common stock issued pursuant to stock option exercise	1,008,462	269,878
Tax benefit upon exercise of stock options	—	59,456
Income tax adjustment related to initial public offering	—	(10,077)
Deferred follow-on public offering costs	—	(22,953)
Repayments of long-term debt	—	(1,120,839)

Net cash provided by financing activities	984,218	1,575,465

Net change in cash	2,821,401	(58,945)
Cash at beginning of period	10,657,483	8,994,243

Cash at end of period	$13,478,884	$8,935,298

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

March 31, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in The Providence Service Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

2. Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Nebraska, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia, and the District of Columbia.

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in its business, principally due to lower client demand for the Company’s home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on the Company’s operating results and operating cash flows. As the Company has grown its home and community based services business the Company’s exposure to seasonal variations has grown and will continue to grow, particularly with respect to its school based services, educational services and tutoring services. The Company experiences lower home and community based services revenue when school is not in session. The Company’s expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. The Company expects quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for its home and community based services. In addition, as the Company enters new markets, the Company could be subject to additional seasonal variations along with any competitive response to its entry by other social services providers.

Restricted Cash

At December 31, 2005 and March 31, 2006, the Company had approximately $2.0 million and $1.8 million of restricted cash, respectively. Of the $2.0 million of restricted cash at December 31, 2005, $175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. Furthermore, at December 31, 2005 and March 31, 2006, $1.8 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs. At March 31, 2006, the cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in certificates of deposit.

Stock Compensation Arrangements

The Company currently provides stock based compensation under the Company’s 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan (collectively the “Plans”) to employees, non-employee directors and consultants. The number of shares of the Company’s common stock authorized for issuance under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan equals 428,572 and 1,400,000 shares, respectively. Stock option awards granted under the Plans are ten year options granted at fair market value on the date of grant with time based vesting over a period determined at the time the options were granted, ranging from one to four years. New shares of the Company’s common stock are issued when the options are exercised. As of May 5, 2006, there were no shares of the Company’s common stock remaining available for future grants under the 1997 Stock Option and Incentive Plan and 7,121 shares of the Company’s common stock remaining available for future grants under the 2003 Stock Option Plan. As of that date, there were an aggregate of 997,767 shares of the Company’s common stock subject to outstanding options under the Plans.

The purpose of the Plans is to enable the Company to attract and retain the services of employees, including executive officers, directors and consultants of exceptional ability. Because the success of the Company is largely dependent upon the judgment, interest and special efforts of these employees, directors, consultants and advisors, the Company utilizes these Plans to provide stock based incentive awards to recruit, motivate and retain these individuals.

On December 6, 2005, the Company’s board of directors approved the acceleration of the vesting dates of all unvested stock options outstanding as of December 29, 2005. The purpose of accelerating the vesting of outstanding unvested options was to enable the Company to avoid recognizing approximately $3.8 million in associated stock based compensation expense in future periods, of which approximately $2.0 million would have been recognized in 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, (“SFAS 123R”), on January 1, 2006. As a result of the acceleration of vesting of these options, stock based compensation expense of approximately $549,000 was recognized in 2005. In determining the amount of stock based compensation expense related to the acceleration of vesting of these options, the Company assumed an expected forfeiture rate for non-employee directors, significant consultants and executive officers as a group of 10% based on historical trends. Similarly, the Company assumed an expected forfeiture rate of 18% for other employees based on historical trends.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, which requires companies to measure and recognize compensation expense for all share based payments at fair value. The Company adopted the requirements of SFAS 123R using the modified prospective transition method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Other than certain options previously issued at amounts below fair market value for accounting and reporting purposes and the expense associated with the acceleration of vesting of all outstanding stock options in 2005, no other stock based compensation cost has been reflected in net income prior to the adoption of SFAS 123R. Financial results for prior periods have not been restated. The Company calculates the fair value of stock options using the Black-Scholes model. Since all of the outstanding stock options were vested at December 31, 2005 and no new awards were granted under the Plans during the three months ended March 31, 2006, there was no impact to the

Company’s financial results as a result of the adoption of the provisions of SFAS 123R for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock based compensation as operating cash flows in the statement of cash flows. Under SFAS 123R, the benefits of tax deductions in excess of the compensation costs recognized for those options are to be classified as financing cash flows. For the three months ended March 31, 2005 and 2006, the amount of excess tax benefits resulting from the exercise of stock options was approximately $287,000 and $59,000, respectively. These amounts are reflected as cash flows from financing activities for these periods in the accompanying statements of cash flows.

The following table summarizes the stock option activity for the three months ended March 31, 2005 and 2006:

	Three months ended March 31,
	2005				2006
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	686,101	$14.11			1,332,619	$21.56
Granted	385,000	20.59			—	—
Exercised	(72,007)	11.71			(7,609)	10.97
Forfeited or expired	(23,476)	18.67			(2,625)	30.00

Outstanding at end of period	975,618	$16.74	8.86	$6,348,763	1,322,385	$21.60	8.60	$14,383,315

Exercisable at end of period	411,802	$13.30	8.03	$4,090,041	1,322,385	$21.60	8.60	$14,383,315

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $6.82. For the three months ended March 31, 2006, there were no awards granted under the Plans. The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006 was approximately $716,000 and $149,000, respectively. Cash received by the Company related to the exercise of options during the three months ended March 31, 2005 and 2006 totaled approximately $1.0 million and $270,000, respectively.

The fair value of each stock option awarded during the three months ended March 31, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2005
Expected dividend yield	0.0%
Expected stock price volatility	35.0%
Risk-free interest rate	1.5%
Expected life of options	5 yrs

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options for the three months ended March 31, 2005 was an average of the contractual terms and vesting periods, and historical data, respectively. The expected stock price volatility was based on the Company’s historical data.

Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method for the periods prior to January 1, 2006:

Three months ended March 31, 2005
Net income as reported	$2,094,319
Add—Employee stock-based compensation expense included in reported net income, net of income tax benefit	—
Less—Employee stock-based compensation expense determined under fair value based method for all awards, net of income tax benefit	559,457

Adjusted net income	$1,534,862

Earnings per share:
Basic—as reported	$0.22

Basic—as adjusted	$0.16

Diluted—as reported	$0.22

Diluted—as adjusted	$0.16

Reinsurance and Self-Funded Insurance Programs

Reinsurance

The Company reinsures a substantial portion of its general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities the Company manages under reinsurance programs through the Company’s wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”). These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and fluctuating insurance premium rates.

The following table summarizes the Company’s insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year		Third-party coverage (Annual aggregate limit)
General and professional liability	April 12, 2006	$250,000	$320,000	(1)	$4,000,000
Workers’ compensation liability	May 15, 2006	$250,000	$940,000	(1)	Up to applicable
					statutory limits

(1)	The expected loss for the policy year was revised based on the Company’s revised independent actuarial report as of January 27, 2006 from $512,000 to $320,000 for general and professional liability and $774,000 to $940,000 for workers’ compensation liability.

SPCIC has restricted cash of $1.8 million at December 31, 2005 and March 31, 2006, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and management’s judgment using historical data, and industry data and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company. Approximately 28% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by the Company that are covered under SPCIC’s reinsurance programs.

Health Insurance

The Company offers its employees and employees of certain entities it manages an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally one month. The liability for the self-funded health plan of approximately $658,000 and $558,000 as of December 31, 2005 and March 31, 2006, respectively, is recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

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

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. Some of the more significant estimates impact billed and unbilled accounts receivable, long-lived assets and loss reserves for the Company’s reinsurance and self-funded insurance programs.

Reclassification

Certain amounts have been reclassified in prior periods in order to conform with the current period presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board finalized SFAS 123R effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at the grant-date fair value of the award. Retroactive application of the requirements of SFAS 123R is permitted, but not required. The Company adopted the provisions of SFAS 123R beginning January 1, 2006 using the modified prospective transition method. The financial statement impact will be dependent on future stock based awards and their related vesting provisions. The Company has determined that there is no financial statement impact under SFAS 123R related to stock based awards outstanding at March 31, 2006 due to the acceleration of vesting of all unvested stock based awards in 2005.

3. Other Receivables

Based on certain provisions of the Company’s loan and security agreement with CIT Healthcare LLC (“CIT”), all of the Company’s collections on accounts related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on accounts related to the Company’s operating activities and amounts due to CIT under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. This was the case at March 31, 2006 relating to $2.4 million borrowed by the Company under its revolving line of credit. As of December 31, 2005 and March 31, 2006, the amount due to the Company from CIT under this arrangement totaled approximately $2.3 million and $3.5 million, respectively, and was classified as “Other receivables” in the Company’s consolidated balance sheet.

4. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2005	March 31, 2006
Prepaid payroll	$1,799,643	$106,804
Prepaid insurance	890,343	405,630
Prepaid income taxes	420,724	—
Consulting fees receivable	875,394	1,402,406
Other	518,462	748,554

Total prepaid expenses and other	$4,504,566	$2,663,394

5. Acquisitions

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

On February 1, 2006, the Company acquired all of the equity interest in A to Z In-Home Tutoring, LLC (“A to Z”), a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $900,000 in debt excluding a $250,000 bridge loan owing to the Company by A to Z at the date of acquisition. This acquisition expands the Company’s home and community based social services to include educational tutoring. The cash portion of the purchase price of this acquisition was partially funded from the Company’s credit facility with CIT.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,432,197
Estimated costs of acquisition	44,981

$1,477,178

Allocated to:
Working capital	$80,547
Intangibles	545,000
Goodwill	851,631

$1,477,178

Currently, the above goodwill is expected to be tax deductible.

On February 27, 2006, the Company acquired all of the equity interest in Family Based Strategies, Inc. (“FBS”), a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to the Company by FBS at the date of acquisition. This portion of the purchase price will be paid upon the final determination of FBS’s working capital. The purchase price also included the payoff of certain debt of FBS in the amount of approximately $180,000 that was paid by the Company on the date of acquisition. This acquisition expands the Company’s presence in North Carolina and provides an entry into the state of New Jersey.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Payoff of certain of FBS’ debt	$179,739
Estimated costs of acquisition	8,416

$188,155

Allocated to:
Working capital	$(138,457)
Intangibles	550,000
Deferred tax liability	(218,845)
Contingent liability	(4,543)

$188,155

The fair value of the assets acquired in this transaction exceeded that portion of the purchase price paid by the Company at the acquisition date. The Company recorded this excess fair value as a contingent liability. If the portion of the purchase that will be paid by the Company upon the final determination of FBS’s working capital and the portion of the purchase price paid by the Company at the acquisition date is less than the fair value assigned to the assets acquired, the Company will continue to record the excess fair value as a contingent liability due to the contingent consideration provisions of the purchase agreement under which the Company may be obligated to pay contingent consideration at a future date as more fully described in note 10. When the contingency is resolved and the consideration becomes distributable, any excess of the fair value of the contingent consideration distributed over the amount of the contingent liability will be recognized as an additional cost to acquire FBS. If the amount of the contingent liability exceeds the fair value of the contingent consideration distributed, the excess will be allocated as a pro rata reduction of the amounts assigned to the assets acquired.

Goodwill and Intangibles

The amount allocated to intangibles represents acquired customer relationships. The Company valued customer relationships acquired in these acquisitions based on expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services. No significant residual value is estimated for these intangibles. Amortization of the acquired customer relationships will be recognized on a straight-line basis over an estimated useful life of 5 - 15 years.

Changes in goodwill were as follows:

Balance at December 31, 2005	$44,731,646
Adjustment for costs of the Transitional Family Services, Inc.,
AlphaCare Resources, Inc., Maple Services, LLC and Maple
Star Nevada acquisitions	2,916
A to Z acquisition	851,631

Balance at March 31, 2006	$45,586,193

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of A to Z and FBS had occurred on January 1, 2005. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2005.

	Three months ended March 31,
	2005	2006
Revenue	$32,757,815	$43,587,479
Net income	$1,990,071	$2,622,240
Diluted earnings per share	$0.21	$0.26

6. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2005	March 31, 2006
2.25% unsecured, subordinated note of acquired company to a third party, principal and interest payable in 12 equal quarterly installments of $8,209 beginning November 2004 and ending August 2007	$—	$48,299
6% unsecured, subordinated notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 through July 2007	700,000	500,000
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	618,680	618,680
6% unsecured, subordinated note to former stockholder of acquired company, accrued interest and principal due October 2006	50,000	50,000
$25,000,000 revolving note, LIBOR plus 3.5% - 4.0% (effective rate of 8.3% at
March 31, 2006) through June 2010	—	2,400,000
$25,000,000 term note, LIBOR plus 4.0% - 4.5% with interest payable monthly with each installment of principal through June 2010	16,955,555	16,047,222

	18,324,235	19,664,201
Less current portion	4,083,333	6,515,350

	$14,240,902	$13,148,851

The Company’s Second Amended Loan Agreement with CIT provides for a revolving line of credit and an acquisition term loan from which the Company may borrow up to $25.0 million under each instrument subject to certain conditions. The amount the Company may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to CIT’s approval and are payable in consecutive monthly installments as determined under the Second Amended Loan Agreement.

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

The maturity date of the revolving line of credit and acquisition term loan is June 28, 2010.

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

At December 31, 2005 and March 31, 2006, the Company’s available credit under the revolving line of credit was $12.5 million.

7. Common Stock

The Company adopted a second amended and restated certificate of incorporation and amended and restated bylaws commensurate with the consummation of the Company’s initial public offering on August 22, 2003. The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. At December 31, 2005 and March 31, 2006, there were 9,822,486 and 9,830,095 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares) and no shares of preferred stock outstanding.

8. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2005	2006
Numerator:
Net income	$2,094,319	$2,626,616

Denominator:
Denominator for basic earnings per share— weighted-average shares	9,498,806	9,826,001
Effect of dilutive securities:
Common stock options	160,683	325,663

Denominator for diluted earnings per share— adjusted weighted-average shares assumed conversion	9,659,489	10,151,664

Basic earnings per share	$0.22	$0.27

Diluted earnings per share	$0.22	$0.26

For the three months ended March 31, 2006, employee stock options to purchase 26,500 shares of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would be antidilutive.

9. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income rate primarily due to nondeductible permanent differences and state income taxes.

10. Commitments and Contingencies

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

The Company may be obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million under an earn out provision as such term is defined in the purchase agreement related to the purchase of Maple Star Nevada in 2005. If the earn out provision is met, the contingent consideration will be paid in cash. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration issued as an additional cost to acquire Maple Star Nevada.

In connection with the acquisition of Transitional Family Services, Inc. and AlphaCare Resources, Inc. (collectively “AlphaCare”) in 2005, the Company may be obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. If the earn out provision is met, the contingent consideration will be paid one-third in cash, one-third by delivery of an unsecured, subordinated promissory note and the balance in shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the contingent consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire AlphaCare.

In connection with the acquisition of A to Z, the Company may be obligated to pay to the former members of A to Z in each of 2007, 2008 and 2009, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of A to Z. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008 and 2009, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. The total purchase price including earn out payments will not exceed $8.0 million. When and if the earn out provision is triggered and paid, the Company will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire A to Z.

In accordance with certain provisions in the purchase agreement related to the acquisition of FBS, the Company may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. If the contingency is resolved in accordance with the related provisions of the purchase agreement, the additional consideration, if any, will be paid in cash and the Company will record the additional consideration paid as an additional cost to acquire FBS.

11. Transactions with Related Parties

Effective March 1, 2006, the Company amended its management services agreement with Family Preservation Community Services, Inc., a not-for-profit affiliate, to increase the management fee to reimburse the Company for the compensation costs for its State Director who became the Company’s employee on that day.

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the chairman of the board of Qualifacts Systems, Inc. Qualifacts is a specialized health care information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was entered into and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $19,000 for each of the three months ended March 31, 2005 and 2006 under the agreement.

On February 3, 2006, the board of directors of Camelot Community Care, Inc. granted the Company a year end management incentive bonus of $125,000 for management services rendered in 2005. The bonus amount was added to management fee receivable in the accompanying consolidated balance sheet at December 31, 2005.

Due to issues related to contractual limitations in reimbursement methodologies in Florida, the Company agreed to reduce its management fee by 1% beginning January 1, 2006 under its management services agreement with Camelot Community Care, Inc.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the two not-for-profit organizations (Maple Star Colorado, Inc. and Maple Star Oregon, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. and Maple Star Oregon, Inc., while not-for-profit organizations are not federally tax exempt organizations and are required to file federal income tax returns. These entities are governed by their respective boards of directors and the state laws under which they are incorporated. The Company provided management services to Maple Star Colorado, Inc. and Maple Star Oregon, Inc. under management agreements for consideration in the aggregate amount of approximately $274,000 for the three months ended March 31, 2006, including incentive bonuses of $30,000 granted by the board of directors of Maple Star Oregon, Inc. to the Company for the three months ended March 31, 2006, which were added to management fee receivable at March 31, 2006.

In connection with the acquisition of Pottsville Behavioral Counseling Group, Inc. (“Pottsville”) and the establishment of a management agreement with The ReDCo Group (“ReDCo”) in May 2004, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of ReDCo in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity on March 31, 2006. On January 25, 2006, an amendment to the promissory note was issued by ReDCo which extends the due date for repayment of principal to September 2007. Interest income of approximately $5,000 and $10,000 was earned for the three months ended March 31, 2005 and 2006, respectively. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. At December 31, 2005 and March 31, 2006, the balance of the note was $875,000 and is reflected in the accompanying consolidated balance sheets as “Notes receivable from unconsolidated affiliates”.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,095 per flight hour. For the three months ended March 31, 2005 and 2006, the Company reimbursed Las Montanas Aviation, LLC approximately $12,000 and $0, respectively, for use of the airplane for business travel purposes.

12. Subsequent Events

On April 17, 2006, the Company completed a follow-on offering of its common stock in connection with which the Company sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. The Company received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other anticipated offering costs estimated to be approximately $760,000. On April 18, 2006, the Company prepaid all of the principal and accrued interest then outstanding under its credit facility with CIT out of the net proceeds from this offering.

Effective April 12, 2006, the Company’s reinsurance policy with respect to its general and professional liability reinsurance program was renewed under substantially the same terms as the prior year policy. As of the date of the filing of this report, the Company is negotiating new terms under its general and professional liability reinsurance policy that could substantially change the Company’s obligations under the existing terms.

On April 25, 2006, the Company acquired all of the equity interest in W.D. Management, L.L.C., (“WD Management”), a Missouri based management company that manages not for profit services throughout Missouri. The purchase price included $1.0 million in cash, in addition to which the Company may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. When and if the earn out provision is triggered and paid, the Company will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire WD Management. This acquisition includes a ten year management contract with Alternative Opportunities, Inc., a not-for-profit corporation providing community services and workforce development services throughout Missouri. This acquisition expands the Company’s home based social services to include workforce development services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended March 31, 2006 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2005.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of March 31, 2006, we provided services directly and through the entities we manage to over 40,000 clients from 212 locations in 32 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

On April 17, 2006, we completed an underwritten follow-on offering of our common stock. Additional information regarding the underwritten follow-on offering of our common stock is included in the liquidity and capital resources discussion below.

Effective April 12, 2006, our reinsurance policy, with respect to our general and professional liability reinsurance program, renewed under substantially the same terms as the prior year’s policy. As of the date of the filing of this report, we are negotiating new terms under our general and professional liability reinsurance policy that could substantially change our obligations under the existing terms.

Our working capital requirements are primarily funded by cash from operations. In addition, borrowings from our credit facility with CIT Healthcare LLC, or CIT, provide funding for general corporate purposes and acquisitions.

Critical accounting policies and estimates

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

As of March 31, 2006, except for the implementation of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” on January 1, 2006, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report. For a discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Acquisitions

Since December 31, 2005, we have completed the following acquisitions:

On February 1, 2006, we acquired all of the equity interest in A to Z In-Home Tutoring, LLC, or A to Z, a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $900,000 in debt excluding a $250,000 bridge loan owing to us by A to Z at the date of acquisition. In accordance with certain provisions in the purchase agreement, we may make earn out payments based on future financial performance. The total purchase price including earn out payments will not exceed $8.0 million. This acquisition expands the Company’s home and community based social services to include educational tutoring. This acquisition expands our home based social services to include educational tutoring.

On February 27, 2006, we acquired all of the equity interest in Family Based Strategies, Inc., or FBS, a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to us by FBS at the date of acquisition. This portion of the purchase price will be paid upon the final determination of FBS’s working capital. The purchase price also included the payoff of certain debt of FBS in the amount of approximately $180,000 that was paid by us on the date of acquisition. In accordance with certain provisions in the purchase agreement, we may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. This acquisition expands our presence in North Carolina and provides an entry into the state of New Jersey.

On April 25, 2006, we acquired all of the equity interest in W.D. Management, L.L.C., or WD Management, a Missouri based management company that manages not for profit services throughout Missouri. The purchase price included $1.0 million in cash, in addition to which we may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. This acquisition includes a ten year management contract with Alternative Opportunities, Inc., or AO, a not-for-profit corporation providing community services and workforce development services throughout Missouri. This acquisition expands our home based social services to include workforce development services.

The cash portion of the purchase price of the A to Z and FBS acquisitions was funded from our credit facility with CIT. The purchase price of the WD Management acquisition was funded from operating cash and proceeds from the issuance of our common stock pursuant to stock option exercises.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended March 31,
	2005	2006
Revenues:
Home and community based services	81.7%	79.2%
Foster care services	10.5	10.9
Management fees	7.8	9.9

Total revenues	100.0	100.0
Operating expenses:
Client service expense	75.5	74.4
General and administrative expense	12.4	12.8
Depreciation and amortization	1.1	1.6

Total operating expenses	89.0	88.8

Operating income	11.0	11.2
Non-operating expense:
Interest expense, net	0.1	1.0

Income before income taxes	10.9	10.2
Provision for income taxes	4.4	4.1

Net income	6.5%	6.1%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues

	Three months ended March 31,		Percent change
	2005	2006
Home and community based services	$26,175,502	$34,071,919	30.2%
Foster care services	3,358,547	4,690,694	39.7%
Management fees	2,499,210	4,264,673	70.6%

Total revenue	$32,033,259	$43,027,286	34.3%

Home and community based services. The acquisition of A to Z and FBS in February 2006 added, on a cumulative basis, approximately $1.1 million to home and community based services revenue for the three months ended March 31, 2006. We added over 1,900 clients as a result of these acquisitions and expanded our home and community based services to include educational tutoring as well as entered several new markets. In addition, the acquisition of (i) Children’s Behavioral Health, Inc., or CBH, (ii) Maple Services, LLC, (iii) Maple Star Nevada, (iv) Transitional Family Services, Inc., AlphaCare Resources, Inc., collectively referred to as AlphaCare, and (v) Drawbridges Counseling Services, LLC and Oasis Comprehensive Foster Care Services LLC, collectively referred to as Drawbridges, which were all completed in 2005 beginning with June 2005 added, on a cumulative basis, approximately $4.3 million to home and community based services revenue for the three months ended March 31, 2006 as compared to the same prior year period. Also, we recognized approximately $900,000 of home and community based services revenue, based upon our service encounter value and allowable administrative expenses, in excess of the annual funding allocation amount under our annual block purchase contract with The Community Partnership of Southern Arizona, or CPSA, for the three months ended March 31, 2006 for which we expect to collect through supplemental payments. This contract provides that at the discretion of CPSA, supplemental or additional payments may be distributed in addition to the annual funding allocation. Historically, we have received supplemental payments under this contract. Due to the discretionary nature of supplemental payments and despite the fact that we have been awarded such payments historically, historical supplemental payments are not necessarily indicative of the supplemental payments that we may receive in the future. Excluding the acquisitions of A to Z, FBS and the acquisitions completed in 2005 and the home and community based services revenue recognized in excess of the annual funding allocation amount under our contract with CPSA for the three months ended March 31, 2006, our home and community based services provided additional revenue of approximately $1.6 million for the three months ended March 31, 2006, as compared to the same period one year ago due to client volume increases in new and existing locations. We experienced a net increase of over 5,000 new home and community based clients during the three months ended March 31, 2006 as compared to the same three month period in 2005, with increases at our existing and new locations.

Foster care services. The acquisitions of Maple Star Nevada and Oasis Comprehensive Foster Care Services LLC resulted in an increase in foster care services revenue of approximately $1.1 for the three months ended March 31, 2006 as compared to the same period one year ago. We continue to cross-sell our services which we anticipate will increase our foster care revenue. We are increasing our efforts to recruit additional homes in many of our markets which we expect will also increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $40.6 million for the three months ended March 31, 2006 as compared to $35.9 million for the same prior year period. The combined effects of business growth and the addition of two management agreements acquired in connection with the acquisition of Maple Services, LLC in August 2005 added approximately $622,000 in additional management fees revenue for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. In addition, we received $600,000 for consulting services rendered for the three months ended March 31, 2006 as compared to the same three month period one year ago. Further, we earned an additional $544,000 for the three months ended March 31, 2006 under our reinsurance and self-funded health insurance programs in which certain of the entities we manage participate which offset the general and professional liability, workers’ compensation and health insurance program expenses we record that are allocable to these managed entities. No such amounts were recorded for the three months ended March 31, 2005 as our reinsurance and self-funded health insurance programs did not exist until May 2005.

Operating expenses

Client service expense. Client service expense includes the following for the three months ended March 31, 2005 and 2006:

	Three months ended March 31,		Percent change
	2005	2006
Payroll and related costs	$18,170,919	$24,238,839	33.4%
Purchased services	3,291,532	4,439,494	34.9%
Other operating expenses	2,712,847	3,354,090	23.6%

Total client service expense	$24,175,298	$32,032,423	32.5%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. Our payroll and related costs increased for the three months ended March 31, 2006, as compared to the same prior year period, as we added over 850 new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 400 new employees in connection with the acquisitions of CBH, Maple Services, LLC, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006 which resulted in an increase in payroll and related costs of approximately $3.8 million in the aggregate for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts or decrease our capacity in response to budgetary constraints and changes to the eligibility requirements of the government entities that provide funding and referrals for the services we provide. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs decreased from 56.7% for the three months ended March 31, 2005 to 56.3% for the three months ended March 31, 2006.

Purchased services. Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the three months ended March 31, 2006 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. As a percentage of revenue, purchased services remained constant at 10.3% for the three months ended March 31, 2005 and 2006.

Other operating expenses. As a result of our organic growth during the last twelve months ended March 31, 2006, we added several new locations that contributed to an increase in other operating expenses for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005. The acquisitions of CBH, Maple Services, LLC, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006 added approximately $303,000 to other operating expenses for the three months ended March 31, 2006. As a percentage of revenue other operating expenses decreased from 8.5% to 7.8% from period to period primarily due to our revenue growth rate.

General and administrative expense.

Three months ended March 31,		Percent change
2005	2006
$ 3,959,277	$5,499,552	38.9%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees, insurance costs related to certain managed entities we cover under our reinsurance and self-funded health insurance programs as well as increased professional services fees accounted for an increase of approximately $1.3 million of corporate administrative expenses for the three months ended March 31, 2006 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were costs associated with meetings of our board of directors partially offset by a decrease in accounting and auditing fees. Furthermore, as a result of our growth during the last twelve months, rent and facilities management increased $380,000 in part due to our acquisition activities. We adjusted our reserves for general and professional liability, workers’ compensation liability and self-funded health insurance programs to be in line with an independent actuary estimate under our reinsurance programs and, with respect to our self-funded health insurance program liability, projected medical utilization data. These adjustments resulted in a decrease in general and administrative expense of approximately $159,000 for the three months ended March 31, 2006. No such amounts were recorded for the three months ended March 31, 2005 as our reinsurance and self-funded health insurance programs did not exist until May 2005. As a percentage of revenue, general and administrative expense increased from 12.4% for the three months ended March 31, 2005 to 12.8% for the three months ended March 31, 2006 primarily due to increased administrative salaries related to the addition of personnel required to provide services under our management agreements.

Depreciation and amortization.

Three months ended March 31,		Percent change
2005	2006
$ 370,535	$681,810	84.0%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of approximately $167,000 related to the acquisitions of CBH, Maple Services, LLC, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with Care Development of Maine, FCP, Inc., and Maple Star Nevada and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization increased from 1.1% to 1.6% from period to period due to increased amortization of customer relationships and management agreements related to our acquisition activity.

Non-operating (income) expense

Interest expense. Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT that resulted in a higher level of debt for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a result, interest expense increased approximately $379,000 for the three months ended March 31, 2006 as compared to the same three month period one year ago.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.3%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on our operating results and operating cash flows. As we have grown our home and community based services business our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. In addition, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers.

Liquidity and capital resources

Sources of cash for the three months ended March 31, 2006 were from operations, cash received upon exercise of stock options and our credit facility with CIT. Our balance of cash and cash equivalents was approximately $8.9 million at March 31, 2006, down from $9.0 million at December 31, 2005, primarily due to our acquisition activity during the three months ended March 31, 2006 and the repayment of short- and long-term debt partially offset by borrowings under our loan and security agreement and cash from operations. Of the total amount of cash at March 31, 2006, approximately $1.8 million is held by our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, to fund the activities and obligations of SPCIC. In addition, SPCIC is precluded from freely transferring funds through inter-company advances, loans or cash dividends. At December 31, 2005 and March 31, 2006, our total debt was approximately $18.3 million and $19.7 million, respectively.

Cash flows

Operating activities. Net cash from operations of approximately $286,000 for the three months ended March 31, 2006, was provided primarily from net income of $2.6 million and the add back of non-cash depreciation, amortization and deferred taxes of approximately $1.1 million. In addition, prepaid expenses and other assets decreased due to the timing of our payroll period cut-off which provided approximately $2.0 million in operating cash, net of approximately $600,000 used to finance the growth in our consulting fee receivable. We collected additional amounts due us under certain management services agreements during the three months ended March 31, 2006 that resulted in approximately $428,000 in operating cash. We financed the growth of our billed and unbilled accounts receivable which resulted in a decrease in cash from operations of approximately $2.5 million. Additionally, based on certain provisions of our loan and security agreement with CIT, all of our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. This was the case at March 31, 2006 related to $2.4 million we borrowed under our revolving line of credit that resulted in an increase in other receivables and a decrease in cash from operations of approximately $1.3 million. Further, our accounts payable and accrued expenses decreased approximately $1.9 million primarily due to a decrease in our accrued payroll and the pay down of our accounts payable.

Investing activities. Net cash used in investing activities totaled approximately $1.9 million for the three months ended March 31, 2006, and included net acquisition costs of approximately $1.6 million related to A to Z and FBS and adjustments to the costs related to certain acquisitions completed in 2005. Additionally, cash that was previously restricted for contract performance in the amount of $175,000 was released and the funds were invested in certificates of deposit as part of the Company’s cash management program. Further, we provided separate bridge loans to A to Z and FBS prior to our acquisition of these entities in February 2006 under promissory notes issued by each entity whereby each entity could borrow up to $250,000 and $75,000, respectively. For the three months ended March 31, 2006, we provided funds of $25,000 to A to Z and $75,000 to FBS under these promissory notes. Finally, we spent approximately $207,000 for property and equipment.

Financing activities. For the three months ended March 31, 2006, we generated cash of approximately $1.6 million in financing activities. We had net borrowings of $2.4 million under our revolving line of credit and issued common stock related to the exercise of vested stock options which provided net proceeds of approximately $329,000, including the benefit of the tax deduction in excess of the compensation costs recognized of approximately $59,000. Partially offsetting the increase in cash from financing activities was the repayment of amounts due under our notes payable related to the acquisition of Dockside Services, Inc. of $200,000 and our acquisition term loan of approximately $908,000.

Obligations and commitments

Credit facility. Our Second Amended Loan Agreement with CIT provides for a revolving line of credit and an acquisition term loan from which we may borrow up to $25.0 million under each instrument subject to certain conditions. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to CIT’s approval and are payable in consecutive monthly installments as determined under the Second Amended Loan Agreement.

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

The maturity date of the revolving line of credit and acquisition term loan is June 28, 2010.

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

Additionally, based on certain provisions of our loan and security agreement with CIT, all of our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. As of December 31, 2005 and March 31, 2006, the amount due us from CIT under this arrangement totaled approximately $2.3 million and $3.5 million, respectively.

We are required to maintain certain financial covenants under the Second Amended Loan Agreement. In addition, we are prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

At December 31, 2005 and March 31, 2006, our available credit under the revolving line of credit was $12.5 million.

Promissory notes. In connection with our acquisition of A to Z in February 2006, we acquired a promissory note payable to a third party in the amount of approximately $48,000, net of principal payments of approximately $47,000. The promissory note bears interest of 2.25% with principal and interest payable in twelve consecutive quarterly equal installments beginning November 1, 2004 and ending on August 1, 2007.

In addition to the promissory note issued in connection with the acquisition of A to Z we have three other unsecured, subordinated promissory notes outstanding at March 31, 2006 in connection with certain acquisitions completed in 2004 and 2005 in the aggregate principal amount of approximately $1.2 million. These promissory notes bear a fixed interest rate ranging from 5% to 6%.

Failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory notes issued to the sellers in connection with the acquisitions completed in 2004 and 2005 and the third party holder of the promissory note acquired in connection with the acquisition of A to Z, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory notes, the unpaid principal and any accrued and unpaid interest may become due immediately. In such event, a cross default could be triggered under the Second Amended Loan Agreement. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

Contingent obligations. We may be obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million under an earn out provision as such term is defined in the purchase agreement related to the purchase of Maple Star Nevada in 2005. If the earn out provision is met, the contingent consideration will be paid in cash.

In connection with the acquisition of AlphaCare, in 2005, we may be obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. If the earn out provision is met, the contingent consideration will be paid one-third in cash, one-third by delivery of an unsecured, subordinated promissory note and the balance in shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement.

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

In connection with the acquisition of WD Management, we may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008, the contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement.

When and if the earn out provision is triggered and paid under the purchase agreement with respect to Maple Star Nevada, AlphaCare, A to Z, FBS and WD Management, we will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire these entities.

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. The not-for-profit social service organizations managed by us that qualify under Section 501(c)(3) of the Internal Revenue Code, referred to as 501(c)(3) entity, each maintain a board of directors, a majority of which are independent. All economic decisions by the board of a 501(c)(3) entity that affect us are made by the independent board members. Our management agreements with a 501(c)(3) entity are subject to third party fairness opinions from an independent appraiser retained by the independent board members of the tax exempt organizations.

Management fees generated under our management agreements represented 7.8% and 7.2% of our revenue for the three months ended March 31, 2005 and 2006, respectively. Fees generated under short term consulting agreements represented 1.4% of our revenue for the three months ended March 31, 2006. No consulting fees were earned during the three months ended March 31, 2005. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services which generally includes selecting and employing the senior operations management personnel.

Management fee receivable at December 31, 2005 and March 31, 2006 totaled $6.6 million and $6.2 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of March 31, June 30, September 30, December 31, 2005 and March 31, 2006:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
March 31, 2005	$843,523	$848,517	$807,170	$2,210,418	$345,159
June 30, 2005	$1,048,493	$797,148	$922,168	$2,194,287	$360,053
September 30, 2005	$1,320,176	$944,815	$801,541	$2,148,061	$825,846
December 31, 2005	$1,548,203	$909,661	$849,320	$2,355,861	$960,137
March 31, 2006	$1,077,286	$893,484	$858,183	$2,935,162	$430,945

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

Our days sales outstanding for our managed entities decreased from 183 days at December 31, 2005 to 157 days at March 31, 2006 as Camelot Community Care, Inc. paid us a significant portion of management fees that were over 180 days during the three months ended March 31, 2006.

In addition, Camelot Community Care, Inc. which represented approximately $3.4 million, or 55.0%, of our total management fee receivable at March 31, 2006, and Intervention Services Inc., referred to as ISI, which represented approximately $728,000, or 11.8%, of our total management fee receivable at March 31, 2006, each has its own stand-alone line of credit from CIT. The loan agreements between CIT and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of March 31, 2006, Camelot Community Care, Inc. had availability of approximately $1.3 million under its line of credit as well as $3.0 million in cash and cash equivalents and ISI had availability of approximately $243,000 under its line of credit as well as $63,000 in cash and cash equivalents.

The remaining $2.1 million balance of our total management fee receivable at March 31, 2006 was due from Rio Grande including certain members of the Rio Grande behavioral health network, The ReDCo Group, or ReDCo, Care Development of Maine, or CDOM, FCP, Inc., or FCP, Family Preservation Community Services, Inc., or FPCS, and the two not-for-profit foster care providers formerly managed by Maple Services, LLC.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Transactions with Maple Star Oregon, Inc. Upon our acquisition of Maple Services, LLC in August 2005, Mr. McCusker, our chief executive officer, Mr. Deitch, our chief financial officer, and Mr. Norris, our chief operating officer, comprised three of the five members of the board of directors of Maple Star Oregon, Inc., formerly managed by Maple Services, LLC. Maple Star Oregon, Inc., while a not-for-profit organization is not a federally tax exempt organization and are required to file federal income tax returns. These entities are governed by their respective boards of directors and state laws under which they are incorporated. We provided management services to Maple Star Oregon, Inc. under a management agreement for consideration in the amount of approximately $274,000 for the three months ended March 31, 2006, including an incentive bonus of $30,000 granted by the board of directors of Maple Star Oregon, Inc. to us for the three months ended March 31, 2006, which were added to management fee receivable at March 31, 2006.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs through SPCIC. These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and fluctuating insurance premium rates.

The following table summarizes our insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsuance liability (Per loss with no annual aggregate limit)	Expected loss during policy year		Third-party coverage (Annual aggregate limit)
General and professional liability	April 12, 2006	$250,000	$320,000	(1)	$4,000,000
Workers’ compensation liability	May 15, 2006	$250,000	$940,000	(1)	Up to applicable
					statutory limits

(1)	The expected loss for the policy year was revised based on our revised independent actuarial report as of January 27, 2006 from $512,000 to $320,000 for general and professional liability and $774,000 to $940,000 for workers’ compensation liability.

SPCIC has restricted cash of $1.8 million at December 31, 2005 and March 31, 2006, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and our judgment using historical data, and industry and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Any obligations above our reinsurance program limits are our responsibility. Approximately 28% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by us that are covered under SPCIC’s reinsurance programs.

Health Insurance

We offer our employees and employees of certain entities we manage an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally one month. The liability for the self-funded health plan was approximately $658,000 and $558,000 as of December 31, 2005 and March 31, 2006, respectively.

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

Follow-on registered offering of common stock

On April 17, 2006, we completed a follow-on offering of common stock in connection with which we sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. We received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other anticipated offering costs estimated to be approximately $760,000. On April 18, 2006, we prepaid all of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the offering. Additionally, we have filed a shelf registration statement with respect to another 1.0 million shares of our common stock, which we may offer and sell on a delayed basis or continuous basis pursuant to rule 415 under the Securities Act of 1933. We intend to use the net proceeds we receive from any future offerings under this shelf registration to repay amounts then outstanding under our credit facility and the balance for general corporate purposes, including possible future acquisitions.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board finalized SFAS 123R effective for public companies for annual periods beginning after June 15, 2005. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at the grant-date fair value of the award. Retroactive application of the requirements of SFAS 123R is permitted, but not required. We adopted the provisions of SFAS 123R beginning January 1, 2006 using the modified prospective transition method. The financial statement impact will be dependent on future stock based awards and their related vesting provisions. We have determined that there is no financial statement impact under SFAS 123R related to stock based awards outstanding at March 31, 2006 due to the acceleration of vesting of all unvested stock based awards in 2005.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Interest rate and market risk

As of March 31, 2006, we had net borrowings of approximately $16.0 million under our acquisition term loan and $2.4 million under our revolving line of credit. Borrowings under the Second Amended Loan Agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with the provisions of our Second Amended Loan Agreement, we may activate an increase in the available credit under our revolving line of credit up to $25.0 million. A 1% increase in interest rates related to our borrowings under our Second Amended Loan Agreement for the three months ended March 31, 2006 would have resulted in an immaterial increase to interest expense.

We have four unsecured, subordinated promissory notes outstanding at March 31, 2006 in connection with certain acquisitions completed in 2004, 2005 and during the three months ended March 31, 2006 in the aggregate principal amount of approximately $1.2 million. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to over 600 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $4.7 million, or 10.9% of our revenues for the three months ended March 31, 2006, pursuant to the annual block purchase contract in Arizona with The Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this report (March 31, 2006) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2006 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2006 covered by this report.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description

2.1 (1)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A Pille, Keith F. Noble and Marilyn L. Nolan.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 10, 2006	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1 (1)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A Pille, Keith F. Noble and Marilyn L. Nolan.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.