Form 10-Q
period 2006-06-30
PROVIDENCE SERVICE CORP
filed 2006-08-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, there were outstanding 12,015,783 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2005	June 30, 2006
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,994,243	$45,135,682
Accounts receivable - billed, net of allowance of $523,000 and $714,000	19,971,707	27,551,778
Accounts receivable - unbilled	4,485,717	4,985,047
Management fee receivable	6,623,182	7,808,408
Other receivables	2,363,277	5,373,078
Restricted cash	1,950,000	5,340,000
Prepaid expenses and other	4,504,566	7,152,483
Notes receivable	288,495	66,078
Deferred tax assets	790,238	1,011,759

Total current assets	49,971,425	104,424,313
Property and equipment, net	2,384,776	2,617,899
Notes receivable from unconsolidated affiliates	1,318,981	1,282,341
Goodwill	44,731,646	45,876,776
Intangible assets, net	19,496,109	25,903,923
Other assets	1,109,737	1,057,517

Total assets	$119,012,674	$181,162,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,134,166	$1,577,156
Accrued expenses	11,282,802	14,301,439
Deferred revenue	182,986	189,314
Reinsurance liability reserve	1,859,117	4,028,358
Current portion of long-term obligations	4,083,333	498,550

Total current liabilities	19,542,404	20,594,817
Deferred tax liabilities	3,983,036	4,956,056
Long-term obligations, less current portion	14,240,902	627,025
Stockholders' equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 9,822,486 and 12,162,388 issued and outstanding (including treasury shares)	9,822	12,162
Additional paid-in capital	72,954,411	140,726,079
Retained earnings	8,580,845	14,545,376

	81,545,078	155,283,617
Less 146,905 treasury shares, at cost	298,746	298,746

Total stockholders’ equity	81,246,332	154,984,871

Total liabilities and stockholders’ equity	$119,012,674	$181,162,769

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues:
Home and community based services	$28,909,274	$35,448,406	$55,084,776	$69,520,325
Foster care services	3,512,255	5,566,149	6,870,802	10,256,844
Management fees	2,798,149	4,825,523	5,297,359	9,090,195

	35,219,678	45,840,078	67,252,937	88,867,364
Operating expenses:
Client service expense	26,548,252	33,605,056	50,723,550	65,637,479
General and administrative expense	4,179,368	6,037,116	8,138,645	11,536,668
Depreciation and amortization	441,540	866,455	812,075	1,548,265

Total operating expenses	31,169,160	40,508,627	59,674,270	78,722,412

Operating income	4,050,518	5,331,451	7,578,667	10,144,952
Other (income) expense:
Interest expense	134,974	153,866	220,525	618,152
Interest income	(59,573)	(438,069)	(107,506)	(491,864)

Income before income taxes	3,975,117	5,615,654	7,465,648	10,018,664
Provision for income taxes	1,597,512	2,277,739	2,993,724	4,054,133

Net income	$2,377,605	$3,337,915	$4,471,924	$5,964,531

Earnings per common share:
Basic	$0.25	$0.28	$0.47	$0.55

Diluted	$0.24	$0.28	$0.46	$0.54

Weighted-average number of common shares outstanding:
Basic	9,614,679	11,734,858	9,556,742	10,780,430
Diluted	9,827,205	11,968,538	9,743,384	11,061,054

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
	2005	2006
Operating activities
Net income	$4,471,924	$5,964,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	425,745	510,078
Amortization	386,330	1,038,187
Amortization of deferred financing costs	62,079	68,468
Deferred income taxes	—	532,654
Tax benefit upon exercise of stock options	382,583	—
Stock based compensation	—	48,494
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(221,090)	(7,648,102)
Management fee receivable	(298,744)	(1,071,645)
Other receivable	—	(3,001,246)
Reinsurance liability reserve	1,499,112	2,169,241
Prepaid expenses and other	(3,367,130)	(2,800,530)
Accounts payable and accrued expenses	1,884,254	(3,108,605)
Deferred revenue	(495,866)	(8,672)

Net cash (used in) provided by operating activities	4,729,197	(7,307,147)
Investing activities
Purchase of property and equipment	(392,604)	(525,215)
Purchase of intangibles	(1,835,358)	—
Acquisition of businesses, net of cash acquired	(10,221,143)	(2,996,461)
Restricted cash for contract performance	(775,000)	(3,390,000)
Purchase of short-term investments	—	(25,177)
Advances to unconsolidated affiliate	—	(100,000)
Payment received on settlement note from former managed entity	—	34,057

Net cash used in investing activities	(13,224,105)	(7,002,796)
Financing activities
Net borrowings on revolving line of credit	—	16,534
Payments of capital leases	(52,351)	—
Proceeds from common stock issued pursuant to stock option exercise	1,300,646	6,349,799
Tax benefit upon exercise of stock options	—	1,835,597
Income tax adjustment related to initial public offering	—	(10,077)
Proceeds from common stock offering, net	—	59,603,328
Net proceeds from (repayments of) long-term debt	9,800,000	(17,275,999)
Debt financing costs	(15,115)	(67,800)

Net cash provided by financing activities	11,033,180	50,451,382

Net change in cash	2,538,272	36,141,439
Cash at beginning of period	10,657,483	8,994,243

Cash at end of period	$13,195,755	$45,135,682

Supplemental cash flow information
Notes payable issued for acquisition of business	$776,000	$—

Common stock issued for acquisition of business	$2,269,000	$—

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

June 30, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

2. Summary of Significant Accounting Policies and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, and education by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Missouri, Nebraska, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia, and the District of Columbia.

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in its business, principally due to lower client demand for the Company’s home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on the Company’s operating results and operating cash flows. As the Company has grown its home and community based services business, the Company’s exposure to seasonal variations has grown and will continue to grow, particularly with respect to its school based services, educational services and tutoring services. The Company experiences lower home and community based services revenue when school is not in session. The Company’s expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. The Company expects quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for its home and community based services. In addition, as the Company enters new markets, the Company could be subject to additional seasonal variations along with any competitive response to its entry by other social services providers.

Restricted Cash

At December 31, 2005 and June 30, 2006, the Company had approximately $2.0 million and $5.3 million of restricted cash, respectively. Of the restricted cash amount at December 31, 2005 and June 30, 2006, $175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. Furthermore, at December 31, 2005 and June 30, 2006, approximately $1.8 million and $5.2 million, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs. At June 30, 2006, the cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in certificates of deposit.

Stock-Based Compensation Arrangements

The Company provides stock-based compensation under the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) to employees, non-employee directors and consultants. These plans have contributed significantly to the success of the Company by enabling the Company to attract and retain the services of employees, including executive officers, directors and consultants of exceptional ability. On May 25, 2006, the Company’s stockholders approved The Providence Service Corporation 2006 Long-Term Incentive Plan (the “2006 Plan”). The Company, upon stockholder approval of the 2006 Plan, replaced the 1997 Plan and 2003 Plan with the 2006 Plan. While all awards outstanding under the 1997 Plan and 2003 Plan will remain in effect in accordance with their terms, no additional grants or awards will be made under either plan.

The 2006 Plan is intended to advance the interests of the Company and its stockholders by providing for the grant of stock-based and other incentive awards to enhance the Company’s ability to attract and retain employees, directors, consultants, advisors and others who are in a position to make contributions to the success of the Company and any entity in which the Company owns, directly or indirectly, 50% or more of the outstanding capital stock as determined by aggregate voting rights or other voting interests and encourage such persons to take into account the long-term interests of the Company and its stockholders through ownership of the Company’s common stock or securities with value tied to the Company’s common stock. To achieve this purpose, the 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

Stock option awards granted under the 1997 Plan, 2003 Plan and 2006 Plan are generally ten year options granted at fair market value on the date of grant with time based vesting over a period determined at the time the options are granted, ranging from one to four years (which is equal to the requisite service period). The Company does not intend to pay dividends on unexercised options. In addition, these stock options are subject to accelerated vesting provisions if there is a change of control as defined in the respective plan. New shares of the Company’s common stock are issued when the options are exercised.

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of June 30, 2006:

	Number of shares of the Company’s common stock authorized for issuance	Number of shares of the Company’s common stock remaining available for future grants	Number of shares of the Company’s common stock subject to
			Options	Stock Grants
1997 Plan	428,572	—	30,635	—
2003 Plan	1,400,000	7,121	957,207	—
2006 Plan	800,000	712,000	30,500	57,500

Total	2,628,572	719,121	1,018,342	57,500

On December 6, 2005, the Company’s board of directors approved the acceleration of the vesting dates of all unvested stock options outstanding as of December 29, 2005. The purpose of accelerating the vesting of outstanding unvested options was to enable the Company to avoid recognizing approximately $3.8 million in associated stock-based compensation expense in future periods, of which approximately $2.0 million would have been recognized in 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006. As a result of the acceleration of vesting of these options, stock-based compensation expense of approximately $549,000 was recognized in 2005. In determining the amount of stock-based compensation expense related to the acceleration of vesting of these options, the Company assumed an expected forfeiture rate for non-employee directors, significant consultants and executive officers as a group of 10% based on historical trends. Similarly, the Company assumed an expected forfeiture rate of 18% for other employees based on historical trends.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, which requires companies to measure and recognize compensation expense for all share based payments at fair value. The Company adopted the requirements of SFAS 123R using the modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Other than certain options previously issued at amounts below fair market value for accounting and reporting purposes in 2003 and the expense associated with the acceleration of vesting of all outstanding stock options in 2005, no other stock-based compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS 123R. Financial results for prior periods have not been restated.

The Company calculates the tax effects of stock-based compensation under SFAS 123R using the long-form transition method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated income statements for the three and six months ended June 30, 2006 as all of outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the three and six months ended June 30, 2006 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS 123R and amounted to approximately $22,000. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates.

As a result of adopting SFAS 123R on January 1, 2006 and for the three and six months ended June 30, 2006, the Company’s income before income taxes and net income were approximately $22,000 and $13,000 lower, respectively, than if it had continued to account for stock-based compensation under the intrinsic value method. Basic and diluted earnings per share for the three and six months ended June 30, 2006 would have remained the same as reported basic and diluted earnings per share of $0.28 and $0.28 and $0.55 and $0.54, respectively, if the Company had not adopted SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. Under SFAS 123R, the benefits of tax deductions in excess of the compensation costs recognized for those options are classified as financing cash flows. For the six months ended June 30, 2005 and 2006, the amount of excess tax benefits resulting from the exercise of stock options was approximately $383,000 and $1.8 million, respectively. These amounts are reflected as cash flows from operating activities for the six months ended June 30, 2005 and financing activities for the six months ended June 30, 2006 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period with approximately 32% recorded as client services expense and 68% as general and administrative expense in the Company’s consolidated income statements for the three and six months ended June 30, 2006.

The following tables summarize the stock option activity for the three and six months ended June 30, 2005 and 2006:

	Three months ended June 30,
	2005				2006
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	975,618	$16.74			1,322,385	$21.60
Granted	81,000	25.12			30,500	28.60
Exercised	(46,539)	11.43			(332,293)	18.30
Forfeited or expired	—	—			(2,250)	30.57

Outstanding at end of period	1,010,079	$17.65	8.76	$7,297,272	1,018,342	$22.87	8.61	$5,040,036

	Six months ended June 30,
	2005				2006
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	686,101	$14.11			1,332,619	$21.56
Granted	466,000	21.38			30,500	28.60
Exercised	(118,546)	11.60			(339,902)	18.13
Forfeited or expired	(23,476)	18.67			(4,875)	30.26

Outstanding at end of period	1,010,079	$17.65	8.76	$7,297,272	1,018,342	$22.87	8.61	$5,040,036

Vested or expected to vest at end of period	405,590	$14.16	7.84	$4,332,994	987,842	$22.69	8.57	$5,040,036

Exercisable at end of period	405,590	$14.16	7.84	$4,332,994	987,842	$22.69	8.57	$5,040,036

The weighted-average grant-date fair value, total intrinsic value and cash received by the Company related to options granted/exercised during the three and six months ended June 30, 2005 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Weighted-average grant-date fair value	$8.14	$11.04	$7.04	$11.04
Total intrinsic value	$574,000	$4,650,000	$1,300,000	$4,800,000
Cash received	$307,000	$6,080,000	$1,300,000	$6,300,000

The following table summarizes the number of shares and weighted-average grant date fair value of the Company’s common stock granted during the six months ended June 30, 2006:

	Shares	Weighted- average grant date fair value
Non-vested at December 31, 2005	—	$—
Granted	57,500	26.54
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2006	57,500	$26.54

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of June 30, 2006, there was $1.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.96 years. The total fair value of shares vested during the three months ended June 30, 2005 and 2006 was approximately $271,000 and $0, respectively. The total fair value of shares vested during the six months ended June 30, 2005 and 2006 was $1.2 million and $0, respectively.

The fair value of each stock option awarded during the six months ended June 30, 2005 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Six months ended June 30,
	2005	2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	35.0%	33.9%
Risk-free interest rate	1.5%	5.0%
Expected life of options	5 yrs	5 yrs

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options for the six months ended June 30, 2005 and 2006 were based on an average of the contractual terms and vesting periods, and historical data, respectively. The expected stock price volatility was based on the Company’s historical data.

Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method for the periods prior to January 1, 2006:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$2,377,605	$4,471,924
Add—Employee stock-based compensation expense included in reported net income, net of income tax benefit	—	—
Less—Employee stock-based compensation expense determined under fair value based method for all awards, net of income tax benefit	298,514	857,971

Adjusted net income	$2,079,091	$3,613,953

Earnings per share:

Basic—as reported	$0.25	$0.47

Basic—as adjusted	$0.22	$0.38

Diluted—as reported	$0.24	$0.46

Diluted—as adjusted	$0.21	$0.37

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

The following table summarizes the Company’s insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability (1)	April 12, 2007	$1,000,000	$1,100,000	$4,000,000
Workers’ compensation liability (2)	May 15, 2007	$250,000	$1,220,000	Up to applicable statutory limits

(1)

Effective April 12, 2006, the Company’s reinsurance policy with respect to its general and professional liability reinsurance program was renewed under substantially the same terms as the prior year policy. Pursuant to a renegotiation of this policy, effective May 23, 2006, SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to

$1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.4 million and the expected loss as indicated by the most recent independent actuarial report dated January 27, 2006 is approximately $1.1 million. The excess premium over the expected loss will be used to fund SPCIC’s operating expenses and any deficit arising in the workers’ compensation liability coverage. In addition, the Company is insured under an umbrella liability insurance policy providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.

(2)	Effective May 15, 2006, SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides the Company with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states which coverage is required. The gross written premium for this policy is approximately $1.2 million which is ceded to SPCIC. The expected loss as predicted by the most recent independent actuarial report dated January 27, 2006 is approximately $1.2 million. In addition, the Company has two workers’ compensation policies with this third-party insurer providing statutory limits in excess of the $250,000 reinsurance limit; one for California and one for all other states for which the Company is required to provide workers’ compensation insurance.

SPCIC had restricted cash of approximately $1.8 million at December 31, 2005 and approximately $5.2 million at June 30, 2006, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and management’s judgment using historical data, and industry data and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company. At June 30, 2006, approximately 23% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by the Company that are covered under SPCIC’s reinsurance programs.

Health Insurance

The Company offers its employees and employees of certain entities it manages an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2007. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally one month. The liability for the self-funded health plan of approximately $658,000 and $717,000 as of December 31, 2005 and June 30, 2006, respectively, is recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

The Company charges its employees and employees of certain entities it manages a portion of the costs of its self-funded and non self-funded health programs, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between the Company’s projections and its actual experience is borne by the Company. Effective July 1, 2006, the managed entities that previously participated in the Company’s self-funded and non-self funded health programs obtained separate health insurance policies. The Company is estimating potential obligations for liabilities under this program to reserve what it believes to be a sufficient amount to cover liabilities based on its past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what the Company reserves could have a material adverse effect on its financial results.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) in June 2006, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation provides that the tax effects from an uncertain tax position can be recognized in an enterprise’s financial statements only if the enterprise determines that it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006. Early application of the provisions of this interpretation is encouraged. The Company is evaluating the effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements.

3. Other Receivables

Based on certain provisions of the Company’s loan and security agreement with CIT Healthcare LLC (“CIT”), all of the Company’s collections on accounts related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on accounts related to the Company’s operating activities and amounts due to CIT under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. This was the case at June 30, 2006 relating to approximately $16,500 borrowed by the Company under its revolving line of credit. As of December 31, 2005 and June 30, 2006, the amount due to the Company from CIT under this arrangement totaled approximately $2.3 million and $3.6 million, respectively, and was classified as “Other receivables” in the Company’s consolidated balance sheet. In addition, at June 30, 2006, the amount of reinsurance premium receivable from the third-party insurers related to SPCIC’s reinsurance policies was approximately $1.7 million and is recorded in “Other receivables” in the accompanying consolidated balance sheets.

4. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2005	June 30, 2006
Prepaid payroll	$1,799,643	$87,160
Prepaid insurance	890,343	2,820,502
Prepaid income taxes	420,724	2,612,443
Consulting fees receivable	875,394	902,406
Other	518,462	729,972

Total prepaid expenses and other	$4,504,566	$7,152,483

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

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,432,197
Estimated costs of acquisition	51,011

$1,483,208

Allocated to:
Working capital	$80,547
Intangibles	545,000
Goodwill	857,661

$1,483,208

Currently, the above goodwill is expected to be tax deductible.

On February 27, 2006, the Company acquired all of the equity interest in Family Based Strategies, Inc. (“FBS”), a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to the Company by FBS at the date of acquisition. This portion of the purchase price will be paid upon the final determination of FBS’s working capital. The purchase price also included the payoff of certain debt of FBS in the amount of approximately $180,000 that was paid by the Company on the date of acquisition. This acquisition expands the Company’s presence in North Carolina and New Jersey.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Payoff of certain of FBS’ debt	$179,739
Estimated costs of acquisition	14,377

$194,116

Allocated to:
Working capital	$(138,457)
Intangibles	550,000
Deferred tax liability	(218,845)
Goodwill	1,418

$194,116

Currently, the above goodwill is not expected to be tax deductible.

On April 25, 2006, the Company acquired all of the equity interest in W.D. Management, L.L.C., (“WD Management”), a Missouri based management company that provides management services in Missouri. The purchase price included $1.0 million in cash. This acquisition was retroactively effective as of April 1, 2006 and expands the workforce development services managed by the Company.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,000,000
Estimated costs of acquisition	275,363

$1,275,363

Allocated to:
Intangibles	$6,351,000
Contingent liability	(5,075,637)

$1,275,363

The fair value of the assets acquired in this transaction exceeded that portion of the purchase price paid by the Company at the acquisition date. The Company recorded this excess fair value as a contingent liability. The Company will continue to record the excess fair value as a contingent liability due to the contingent consideration provisions of the purchase agreement under which the Company may be obligated to pay contingent consideration at a future date as more fully described in note 10. When the contingency is resolved and the consideration becomes distributable, any excess of the fair value of the contingent consideration distributed over the amount of the contingent liability will be recognized as an additional cost to acquire WD Management. If the amount of the contingent liability exceeds the fair value of the contingent consideration distributed, the excess will be allocated as a pro rata reduction of the amounts assigned to the assets acquired.

Goodwill and Intangibles

The amount allocated to intangibles represents acquired customer relationships and management contracts. The Company valued customer relationships and the management contract acquired in these acquisitions based on expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services in the case of customer relationships and management and administrative services provided to the managed entity with respect to the acquired management contract. No significant residual value is estimated for these intangibles. Amortization of the acquired customer relationships will be recognized on a straight-line basis over an estimated useful life of 5 - 15 years.

Changes in goodwill were as follows:

Balance at December 31, 2005	$44,731,646
Adjustment for costs of the Transitional Family Services, Inc., AlphaCare Resources, Inc., Maple Services, LLC and Maple Star Nevada acquisitions	286,051
A to Z acquisition	857,661
FBS acquisition	1,418

Balance at June 30, 2006	$45,876,776

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of A to Z, FBS and WD Management had occurred on January 1, 2005. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2005.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenue	$36,905,859	$45,840,078	$70,405,673	$90,169,556
Net income	$2,296,360	$3,350,299	$4,300,740	$5,986,848
Diluted earnings per share	$0.23	$0.28	$0.44	$0.54

6. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2005	June 30, 2006
2.25% unsecured, subordinated note of acquired company to a third party, principal and interest payable in 12 equal quarterly installments of $8,209 beginning November 2004 and ending August 2007	$—	$40,362
6% unsecured, subordinated notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 through July 2007	700,000	400,000
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	618,680	618,680
6% unsecured, subordinated note to former stockholder of acquired company, accrued interest and principal due October 2006	50,000	50,000
$25,000,000 revolving note, LIBOR plus 3.5% - 4.0% (effective rate of 9.1% at June 30, 2006) through June 2010	—	16,533
$25,000,000 term note, LIBOR plus 4.0% - 4.5% with interest payable monthly with each installment of principal through June 2010	16,955,555	—

	18,324,235	1,125,575
Less current portion	4,083,333	498,550

	$14,240,902	$627,025

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

Upon the completion of the Company’s follow-on offering of its common stock in April 2006, the Company prepaid substantially all of the principal and accrued interest then outstanding under its credit facility with CIT out of the net proceeds from this offering.

At December 31, 2005 and June 30, 2006, the Company’s available credit under the revolving line of credit was $12.5 million and $15.9 million, respectively.

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

On April 17, 2006, the Company completed a follow-on offering of its common stock in connection with which the Company sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. The Company received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs of approximately $770,000. At December 31, 2005 and June 30, 2006, there were 9,822,486 and 12,162,388 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares) and no shares of preferred stock outstanding.

8. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Numerator:
Net income	$2,377,605	$3,337,915	$4,471,924	$5,964,531

Denominator:
Denominator for basic earnings per share—weighted-average shares	9,614,679	11,734,858	9,556,742	10,780,430
Effect of dilutive securities:
Common stock options	212,526	233,680	186,642	280,624

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	9,827,205	11,968,538	9,743,384	11,061,054

Basic earnings per share	$0.25	$0.28	$0.47	$0.55

Diluted earnings per share	$0.24	$0.28	$0.46	$0.54

For the three and six months ended June 30, 2006, employee stock options to purchase 23,308 and 24,947 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would be antidilutive.

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

In connection with the acquisition of A to Z, the Company may be obligated to pay to the former members of A to Z in each of 2007, 2008 and 2009, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement based upon the future financial performance of A to Z. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008 and 2009, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. When and if the earn out provision is triggered and paid, the Company will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire A to Z.

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

The Company may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. When and if the earn out provision is triggered and paid, the Company will record any excess of the fair value of the consideration paid, issued or issuable over the contingent liability recorded as an additional cost to acquire WD Management.

11. Transactions with Related Parties

Effective March 1, 2006, the Company amended its management services agreement with Family Preservation Community Services, Inc., a not-for-profit affiliate, to increase the management fee to reimburse the Company for the compensation costs for its State Director who became the Company’s employee on that day.

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the chairman of the board of Qualifacts Systems, Inc. Qualifacts is a specialized health care information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was entered into and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $38,000 and $42,000 for the six months ended June 30, 2005 and 2006, respectively, under the agreement.

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

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the two not-for-profit organizations (Maple Star Colorado, Inc. and Maple Star Oregon, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. and Maple Star Oregon, Inc., while not-for-profit organizations, are not federally tax exempt organizations and are required to file federal income tax returns. These entities are governed by their respective boards of directors and the state laws under which they are incorporated. As such, the Company believes that while certain executive officers of the Company hold positions on the respective boards of directors of these managed entities, the IRS rules under Section 501(c)(3) of the Internal Revenue Code regarding tax exempt not-for-profit organizations are not applicable to these entities. The Company provided management services to Maple Star Colorado, Inc. and Maple Star Oregon, Inc. under management agreements for consideration in the aggregate amount of approximately $566,000 for the six months ended June 30, 2006, including incentive bonuses of $77,000 granted by the board of directors of Maple Star Oregon, Inc. to the Company for the six months ended June 30, 2006, which were added to management fee receivable at June 30, 2006.

In connection with the acquisition of Pottsville Behavioral Counseling Group, Inc., which is now known as Providence Community Services, Inc., and the establishment of a management agreement with The ReDCo Group (“ReDCo”) in May 2004, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of ReDCo in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity, which was March 31, 2006. On January 25, 2006, an amendment to the promissory note was issued by ReDCo which extends the due date for repayment of principal to September 2007. Interest income of approximately $12,000 and $21,000 was earned for the six months ended June 30, 2005 and 2006, respectively. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. At December 31, 2005 and June 30, 2006, the balance of the note was $875,000 and is reflected in the accompanying consolidated balance sheets as “Notes receivable from unconsolidated affiliates”.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,095 per flight hour. For the six months ended June 30, 2005 and 2006, the Company reimbursed Las Montanas Aviation, LLC approximately $35,000 and $109,500, respectively, for use of the airplane for business travel purposes. All amounts paid to Las Montanas Aviation, LLC during the six months ended June 30, 2006 were recorded as deferred offering costs related to the follow-on offering of the Company’s common stock completed in April 2006.

12. Subsequent Events

On July 7, 2006, the Company entered into a settlement agreement with a seller of A to Z to release the Company from its obligation to make any additional purchase price payments to the seller under certain earn out provisions of the purchase agreement in exchange for $625,000 in cash, the payment of which was made by the Company to the seller on July 12, 2006. The settlement amount was added to the cost of acquiring A to Z.

On August 4, 2006, the Company acquired substantially all of the assets of Innovative Employment Solutions (“IES”), a division of Ross Education, LLC. IES is a Michigan based provider of workforce development services. IES also provides workforce development services in Pennsylvania, West Virginia and New York. The purchase price consisted of cash of $7.8 million (less approximately $1.3 million placed into escrow as security against indemnification obligations, working capital adjustments and payment of the purchase price). The purchase price was funded from proceeds from the Company’s follow-on offering of its common stock completed in April 2006. This acquisition was retroactively effective as of August 1, 2006 and expands the Company’s existing workforce development service continuum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and six months ended June 30, 2006 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2005.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As of June 30, 2006, we provided services directly and through the entities we manage to over 43,000 clients from 240 locations in 33 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

Our business is highly dependent upon our obtaining contracts with government sponsored entities. When we are awarded a contract to provide services, we may incur expenses such as leasing office space, purchasing office equipment and hiring personnel before we receive any contract payments, and, under some of the large contracts we are awarded, we may be required to invest significant sums of money before receiving any contract payments. We are also required to recruit and hire qualified staff to perform the services under contract. We strive to control these start-up costs by leveraging our existing infrastructure to maximize our resources and manage our growth effectively. However, with each contract we are awarded, we face the challenge of quickly and effectively building a client base to generate revenue to recover these costs.

On April 17, 2006, we completed an underwritten follow-on offering of our common stock. Additional information regarding the underwritten follow-on offering of our common stock is included in the liquidity and capital resources discussion below.

We renegotiated certain terms of our reinsurance policy with respect to our general and professional liability reinsurance program effective May 23, 2006. Additional information regarding our reinsurance programs is included in the liquidity and capital resources discussion below.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility with CIT Healthcare LLC, or CIT, which provides funding for general corporate purposes and acquisitions.

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

As of June 30, 2006, except for the implementation of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, on January 1, 2006, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires companies to measure and recognize compensation expense for all share based payments at fair value. With respect to stock option awards, the fair value is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods. The Black-Scholes-Merton option-pricing formula requires us to make assumptions for the expected dividend yield, stock price volatility, life of options and risk-free interest rate. We adopted the requirements of SFAS 123R using the modified prospective transition method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Other than certain options previously issued at amounts below fair market value for accounting and reporting purposes in 2003 and the expense associated with the acceleration of vesting of all outstanding stock options in 2005, no other stock-based compensation cost has been reflected in our net income prior to the adoption of SFAS 123R. Financial results for prior periods have not been restated.

We calculate the tax effects of stock-based compensation under SFAS 123R using the long-form transition method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Prior to January 1, 2006, we followed the intrinsic value method of accounting for stock-based compensation plans. As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the six months ended June 30, 2006, were approximately $22,000 and $13,000 lower, respectively, than if we had continued to account for stock-based compensation under the intrinsic value method. Basic and diluted earnings per share for the six months ended June 30, 2006 would have remained the same as reported basic and diluted earnings per share of $0.55 and $0.54, respectively, if we had not adopted SFAS 123R. In addition, we presented all benefits of tax deductions resulting from the exercise of stock-based awards as operating cash flows in the statement of cash flows prior to adopting SFAS 123R. Under SFAS 123R, the benefits of tax deductions in excess of the compensation costs recognized for those options are classified as financing cash flows. For the six months ended June 30, 2005 and 2006, the amount of excess tax benefits resulting from the exercise of stock options was approximately $383,000 and $1.8 million, respectively. These amounts are reflected as cash flows from operating activities for the six months ended June 30, 2005 and financing activities for the six months ended June 30, 2006 in our consolidated statements of cash flows.

On December 6, 2005, our board of directors approved the acceleration of the vesting dates of all unvested stock options outstanding as of December 29, 2005. The purpose of accelerating the vesting of outstanding unvested options was to enable us to avoid recognizing approximately $3.8 million in associated stock-based compensation expense in future periods, of which approximately $2.0 million would have been recognized in 2006, as a result of the adoption of SFAS 123R. As a result of the acceleration of vesting of these options, stock-based compensation expense of approximately $549,000 was recognized in 2005. In determining the amount of stock-based compensation expense related to the acceleration of vesting of these options, we assumed an expected forfeiture rate for non-employee directors, significant consultants and executive officers as a group of 10% based on historical trends. Similarly, we assumed an expected forfeiture rate of 18% for other employees based on historical trends.

On May 25, 2006, the stockholders approved The Providence Service Corporation 2006 Long-Term Incentive Plan, or 2006 Plan. The 2006 Plan allows us the flexibility to issue up to 800,000 shares of our common stock pursuant to awarding stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to the success of our company and to encourage such persons to take into account the long-term interests of our company and our stockholders through ownership of our common stock or securities with value tied to our common stock.

As of June 30, 2006, there was $1.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.96 years. The total fair value of shares vested during the six months ended June 30, 2005 and 2006 was $1.2 million and $0, respectively.

For further discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Acquisitions

Since December 31, 2005, we have completed the following acquisitions:

On February 1, 2006, we acquired all of the equity interest in A to Z In-Home Tutoring, LLC, or A to Z, a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $900,000 in debt excluding a $250,000 bridge loan owing to us by A to Z at the date of acquisition. In accordance with certain provisions in the purchase agreement, we may make earn out payments in each of 2007, 2008 and 2009 based on future financial performance. This acquisition expands the Company’s home and community based social services to include educational tutoring. This acquisition expands our home based social services to include educational tutoring.

On February 27, 2006, we acquired all of the equity interest in Family Based Strategies, Inc., or FBS, a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to us by FBS at the date of acquisition. This portion of the purchase price will be paid upon the final determination of FBS’ working capital. The purchase price also included the payoff of certain debt of FBS in the amount of approximately $180,000 that was paid by us on the date of acquisition. In accordance with certain provisions in the purchase agreement, we may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. This acquisition expands our presence in North Carolina and New Jersey.

On April 25, 2006, we acquired all of the equity interest in W.D. Management, L.L.C., or WD Management, a Missouri based management company that provides management services in Missouri. The purchase price included $1.0 million in cash, in addition to which we may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. This acquisition was retroactively effective as of April 1, 2006 and expands our management of workforce development services.

On August 4, 2006, we acquired substantially all of the assets of Innovative Employment Solutions, or IES, a division of Ross Education, LLC. IES is a Michigan based provider of workforce development services. IES also provides workforce development services in Pennsylvania, West Virginia and New York. The purchase price consisted of cash of $7.8 million (less approximately $1.3 million placed into escrow as security against indemnification obligations, working capital adjustments and payment of the purchase price). This acquisition was retroactively effective as of August 1, 2006 and expands our existing workforce development service continuum.

The cash portion of the purchase price of the A to Z and FBS acquisitions was funded from our credit facility with CIT. The purchase price of the WD Management and Ross IES acquisitions was funded from operating cash, proceeds from the issuance of our common stock pursuant to stock option exercises and the follow-on offering of our common stock completed in April 2006.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues:
Home and community based services	82.1%	77.3%	81.9%	78.2%
Foster care services	10.0	12.2	10.2	11.6
Management fees	7.9	10.5	7.9	10.2

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Client service expense	75.4	73.3	75.4	73.9
General and administrative expense	11.9	13.2	12.1	13.0
Depreciation and amortization	1.2	1.9	1.2	1.7

Total operating expenses	88.5	88.4	88.7	88.6

Operating income	11.5	11.6	11.3	11.4
Non-operating expense:
Interest expense (income), net	0.3	(0.6)	0.2	0.1

Income before income taxes	11.2	12.2	11.1	11.3
Provision for income taxes	4.5	4.9	4.4	4.6

Net income	6.7%	7.3%	6.7%	6.7%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues

	Three months ended June 30,		Percent change
	2005	2006
Home and community based services	$28,909,274	$35,448,406	22.6%
Foster care services	3,512,255	5,566,149	58.5%
Management fees	2,798,149	4,825,523	72.5%

Total revenue	$35,219,678	$45,840,078	30.2%

Home and community based services. The acquisition of A to Z and FBS in February 2006 added, on a cumulative basis, approximately $1.4 million to home and community based services revenue for the three months ended June 30, 2006. We added over 1,900 clients as a result of these acquisitions and expanded our home and community based services to include educational tutoring as well as entered several new markets. In addition, the acquisition of (i) Children’s Behavioral Health, Inc., or CBH, (ii) Maple Star Nevada, (iii) Transitional Family Services, Inc., AlphaCare Resources, Inc., collectively referred to as AlphaCare, and (iv) Drawbridges Counseling Services, LLC and Oasis Comprehensive Foster Care Services LLC, collectively referred to as Drawbridges, which were all completed in 2005 beginning with June 2005 added, on a cumulative basis, approximately $4.2 million to home and community based services revenue for the three months ended June 30, 2006 as compared to the same prior year period.

We recognized approximately $1.3 million of home and community based services revenue, based upon our service encounter value and allowable administrative expenses, in excess of the annual funding allocation amount under our annual block purchase contract with The Community Partnership of Southern Arizona, or CPSA, for the three months ended June 30, 2006 which we expect to collect through supplemental payments. As of June 30, 2006, we have collected $500,000 through supplemental payments. This contract provides that at the discretion of CPSA, supplemental or additional payments may be distributed in addition to the annual funding allocation. Historically, we have received supplemental payments under this contract. Due to the discretionary nature of supplemental payments and despite the fact that we have been awarded such payments historically, historical supplemental payments are not necessarily indicative of the supplemental payments that we may receive in the future.

Excluding the acquisitions of A to Z, FBS and the acquisitions completed in 2005, our home and community based services provided additional revenue of approximately $868,000 for the three months ended June 30, 2006, as compared to the same period one year ago due to client volume increases in new and existing locations. We experienced a net increase of over 1,200 new home and community based clients during the three months ended June 30, 2006 as compared to the same three month period in 2005, with increases at our existing and new locations. Partially offsetting the increase in home and community based services revenue for the three months ended June 30, 2006 was a decrease in our District of Columbia market where we have experienced a decrease in the services we provide in this market.

In the District of Columbia, eligibility requirements for social services clients have been tightened to stratify services into intensity levels with rates that vary by level and to stabilize the number of eligible clients. The tightened eligibility requirements have led to a reduction in the number of clients eligible for higher level services for which we are paid at higher rates and reduced the total population of eligible clients in this market resulting in a decrease in our home and community based services revenue of approximately $782,000 for the three months ended June 30, 2006 as compared to the same three month period one year ago. In response to the tightened eligibility requirements of the government entities that fund the services we provide in the District of Columbia market, we are focusing on cross-selling activities to enhance the current continuum of social services we provide. In addition, we are seeking to acquire or subcontract with strategic entities that currently compete with us in this market for the same services. While we expect our cross-selling activities and possible strategic acquisitions will result in future growth in our business in the District of Columbia, there can be no assurances that growth in our home and community based services revenue in this market will materialize.

Foster care services. The acquisitions of Maple Star Nevada and Oasis Comprehensive Foster Care Services LLC in 2005 resulted in an increase in foster care services revenue of approximately $1.1 million for the three months ended June 30, 2006 as compared to the same period one year ago. We continue to cross-sell our services which we anticipate will increase our foster care revenue. We are increasing our efforts to recruit additional homes in many of our markets which we expect will also increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $48.7 million for the three months ended June 30, 2006 as compared to $37.4 million for the same prior year period. The combined effects of business growth and the addition of two management agreements acquired in connection with the acquisitions of Maple Services, LLC in 2005 and WD Management in April 2006 added approximately $1.5 million in additional management fees revenue for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Further, we earned an additional $566,000 for the three months ended June 30, 2006 as compared to the same three month period one year ago under our reinsurance and self-funded health insurance programs in which certain of the entities we manage participate which offset the general and professional liability, workers’ compensation and health insurance program expenses we record that are allocable to these managed entities.

Operating expenses

Client service expense. Client service expense includes the following for the three months ended June 30, 2005 and 2006:

	Three months ended June 30,		Percent change
	2005	2006
Payroll and related costs	$19,272,603	$24,596,791	27.6%
Purchased services	3,770,107	4,803,095	27.4%
Other operating expenses	3,505,542	4,198,118	19.8%
Stock-based compensation	—	7,052

Total client service expense	$26,548,252	$33,605,056	26.6%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. Our payroll and related costs increased for the three months ended June 30, 2006, as compared to the same prior year period, as we added over 50 new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 400 new employees in connection with the acquisitions of CBH, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006 which resulted in an increase in payroll and related costs of approximately $3.9 million in the aggregate for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts or decrease our capacity in response to budgetary constraints and changes to the eligibility requirements of the government entities that provide funding and referrals for the services we provide. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs decreased from 54.7% for the three months ended June 30, 2005 to 53.6% for the three months ended June 30, 2006.

Purchased services. Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the three months ended June 30, 2006 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. As a percentage of revenue, purchased services remained relatively constant for the three months ended June 30, 2005 and 2006 at 10.7% and 10.5%, respectively.

Other operating expenses. As a result of our organic growth during the last twelve months ended June 30, 2006, we added several new locations that contributed to an increase in other operating expenses for the three months ended June 30, 2006 when compared to the three months ended June 30, 2005. The acquisitions of CBH, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006 added approximately $502,000 to other operating expenses for the three months ended June 30, 2006. As a percentage of revenue other operating expenses decreased from 10.0% to 9.1% from period to period primarily due to our revenue growth rate.

Stock-based compensation. Stock-based compensation of approximately $7,000 for the three months ended June 30, 2006, represents the amortization of the fair value of stock options and stock grants awarded to employees in June 2006 under our 2006 Plan. No stock-based compensation was recorded for the three months ended June 30, 2005, as stock-based awards granted to employees as of that period were granted at exercise prices equal to the market value of our common stock on the date of grant. In addition, we followed the intrinsic value method to account for stock-based awards granted to employees at that time which did not require us to record stock-based compensation for awards granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Three months ended June 30,		Percent change
2005	2006
$4,179,368	$6,037,116	44.5%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees, insurance costs related to certain managed entities we cover under our reinsurance and self-funded health insurance programs as well as increased professional services fees accounted for an increase of approximately $1.3 million of corporate administrative expenses for the three months ended June 30, 2006 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were costs associated with meetings of our board of directors partially offset by a decrease in accounting and auditing fees. Furthermore, as a result of our growth during the last twelve months, rent and facilities management increased $455,000 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense increased from 11.9% for the three months ended June 30, 2005 to 13.2% for the three months ended June 30, 2006 primarily due to increased administrative salaries related to the addition of personnel required to provide services under our management agreements.

Depreciation and amortization.

Three months ended June 30,		Percent change
2005	2006
$441,540	$866,455	96.2%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships related to the acquisitions of Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with Care Development of Maine, FCP, Inc., Maple Services, LLC and WD Management and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization increased from 1.2% to 1.9% from period to period due to increased amortization of customer relationships and management agreements related to our acquisition activity.

Non-operating (income) expense

Interest expense. Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT that resulted in a higher level of debt for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Interest income. The increase in interest income for the three months ended June 30, 2006 as compared to the same prior year period resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.3%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues

	Six months ended June 30,		Percent change
	2005	2006
Home and community based services	$55,084,776	$69,520,325	26.2%
Foster care services	6,870,802	10,256,844	49.3%
Management fees	5,297,359	9,090,195	71.6%

Total revenue	$67,252,937	$88,867,364	32.1%

Home and community based services. The acquisition of A to Z and FBS in February 2006 added, on a cumulative basis, approximately $2.6 million to home and community based services revenue for the six months ended June 30, 2006. In addition, the acquisition of CBH, Maple Star Nevada, AlphaCare, and Drawbridges added, on a cumulative basis, approximately $8.5 million to home and community based services revenue for the six months ended June 30, 2006 as compared to the same prior year period. We also recognized approximately $2.2 million of home and community based services revenue, based upon our service encounter value and allowable administrative expenses, in excess of the annual funding allocation amount under our annual block purchase contract with CPSA, for the six months ended June 30, 2006. Excluding the acquisitions of A to Z, FBS and the acquisitions completed in 2005, our home and community based services provided additional revenue of approximately $3.4 million for the six months ended June 30, 2006, as compared to the same period one year ago due to client volume increases in new and existing locations. Partially offsetting the increase in home and community based services revenue for the six months ended June 30, 2006 was a decrease in our District of Columbia market of approximately $1.3 million described above under our discussion and analysis of management fees revenue for the three months ended June 30, 2006.

Foster care services. The acquisitions of Maple Star Nevada and Oasis Comprehensive Foster Care Services LLC resulted in an increase in foster care services revenue of approximately $2.3 million for the six months ended June 30, 2006 as compared to the same period one year ago. We continue to cross-sell our services which we anticipate will increase our foster care revenue. We are increasing our efforts to recruit additional homes in many of our markets which we expect will also increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $89.2 million for the six months ended June 30, 2006 as compared to $73.3 million for the same prior year period. The combined effects of business growth and the addition of two management agreements acquired in connection with the acquisitions of Maple Services, LLC in 2005 and WD Management in April 2006 added approximately $2.1 million in additional management fees revenue for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. In addition, we received $600,000 for consulting services rendered for the six months ended June 30, 2006 as compared to the same six month period one year ago. Further, we earned an additional $1.1 million for the six months ended June 30, 2006 under our reinsurance and self-funded health insurance programs in which certain of the entities we manage participate which offset the general and professional liability, workers’ compensation and health insurance program expenses we record that are allocable to these managed entities.

Operating expenses

Client service expense. Client service expense includes the following for the six months ended June 30, 2005 and 2006:

	Six months ended June 30,		Percent change
	2005	2006
Payroll and related costs	$37,443,522	$48,835,630	30.4%
Purchased services	7,061,639	9,242,590	30.9%
Other operating expenses	6,218,389	7,552,207	21.4%
Stock-based compensation	—	7,052

Total client service expense	$50,723,550	$65,637,479	29.4%

Payroll and related costs. Our payroll and related costs increased for the six months ended June 30, 2006, as compared to the same prior year period, as we added over 50 new direct care providers, administrative staff and other employees to support our growth. In addition, as a result of acquiring CBH, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006, our payroll and related costs increased by approximately $7.7 million in the aggregate for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of revenue, payroll and related costs decreased from 55.7% for the six months ended June 30, 2005 to 54.9% for the six months ended June 30, 2006.

Purchased services. Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the six months ended June 30, 2006 as compared to the same period one year ago. As a percentage of revenue, purchased services remained constant at approximately 10.5% for the six months ended June 30, 2005 and 2006.

Other operating expenses. As a result of our organic growth during the last twelve months ended June 30, 2006, we added several new locations that contributed to an increase in other operating expenses for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. The acquisitions of CBH, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006 added approximately $805,000 to other operating expenses for the six months ended June 30, 2006. As a percentage of revenue other operating expenses decreased from 9.2% to 8.5% from period to period primarily due to our revenue growth rate.

Stock-based compensation. Stock-based compensation of approximately $7,000 for the six months ended June 30, 2006, represents the amortization of the fair value of stock options and stock grants awarded to employees in June 2006 under our 2006 Plan. No stock-based compensation was recorded for the six months ended June 30, 2005, as stock-based awards granted to employees as of that period were granted at exercise prices equal to the market value of our common stock on the date of grant. In addition, we followed the intrinsic value method to account for stock-based awards granted to employees at that time which did not require us to record stock-based compensation for awards granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Six months ended June 30,		Percent change
2005	2006
$8,138,645	$11,536,668	41.8%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees, insurance costs related to certain managed entities we cover under our reinsurance and self-funded health insurance programs as well as increased professional services fees accounted for an increase of approximately $2.6 million of corporate administrative expenses for the six months ended June 30, 2006 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were costs associated with meetings of our board of directors partially offset by a decrease in accounting and auditing fees. Furthermore, as a result of our growth during the last twelve months, rent and facilities management increased $836,000 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense increased from 12.1% for the six months ended June 30, 2005 to 13.0% for the six months ended June 30, 2006 primarily due to increased administrative salaries related to the addition of personnel required to provide services under our management agreements.

Depreciation and amortization.

Six months ended June 30,		Percent change
2005	2006
$812,075	$1,548,265	90.7%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships related to the acquisitions of Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005 and A to Z and FBS in February 2006. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with Care Development of Maine, FCP, Inc., Maple Services, LLC and WD Management and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization increased from

1.2% to 1.7% from period to period due to increased amortization of customer relationships and management agreements related to our acquisition activity.

Non-operating (income) expense

Interest expense. Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT that resulted in a higher level of debt for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Interest income. The increase in interest income for the six months ended June 30, 2006 as compared to the same prior year period resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.3%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on our operating results and operating cash flows. As we have grown our home and community based services business, our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. In addition, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers.

Liquidity and capital resources

Sources of cash for the six months ended June 30, 2006 were from operations, cash received upon exercise of stock options and proceeds from our follow-on public offering of our common stock completed in April 2006. Our balance of cash and cash equivalents was approximately $45.1 million at June 30, 2006, up from $9.0 million at December 31, 2005, primarily due to the proceeds from our follow-on offering of our common stock and cash received upon exercise of stock options partially offset by our acquisition activity during the six months ended June 30, 2006, the repayment of a portion of our long-term debt, the payment of estimated income taxes due and insurance premiums. Of the total amount of cash at June 30, 2006, approximately $2.8 million is held by our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, to fund the activities and obligations of SPCIC. In addition, SPCIC is precluded from freely transferring funds through inter-company advances, loans or cash dividends. At December 31, 2005 and June 30, 2006, our total debt was approximately $18.3 million and $1.1 million, respectively.

Cash flows

Operating activities. Net income of approximately $6.0 million plus non-cash depreciation, amortization and deferred taxes of approximately $2.1 million was offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $8.7 million during the six months ended June 30, 2006. The growth of our billed and unbilled accounts receivable during the six months ended June 30, 2006 was in part due to our revenue growth and the timing of collections. In certain of our markets our payers have outsourced their claims processing function which has resulted in delays in the processing and payment of bills submitted. In addition, delays in payment processing generally occur during our second fiscal quarter which is our payers’ fourth fiscal quarter. These delays result from processing new contract grants, contract renewals and final funding allocations. Further, we recognized approximately $2.2 million in home and community based services revenue for the six months ended June 30, 2006 in excess of the annual funding allocation amount under our annual block purchase contract with CPSA which we expect to collect through supplemental payments subsequent to June 30, 2006.

Based on certain provisions of our loan and security agreement with CIT, all of our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. This was the case at June 30, 2006 related to $16,500 we borrowed under our revolving line of credit that resulted in an increase in other receivables and an increase in cash used in operating activities of approximately $1.3 million. Additionally, net estimated tax payments, a decrease in accrued payroll, accrued workers’ compensation and property and casualty insurance expense and the pay down of our accounts payable resulted in a further increase in cash used in operating activities of approximately $5.9 million. We generated cash flow from operating activities of approximately $529,000 related to increased reinsurance liability reserves recorded during the six months ended June 30, 2006.

Investing activities. Net cash used in investing activities totaled approximately $7.0 million for the six months ended June 30, 2006, and included net acquisition costs of nearly $3.0 million related to A to Z, FBS and WD Management and adjustments to the costs related to certain acquisitions completed in 2005. Additionally, we paid approximately $3.4 million to secure a standby letter of credit to guarantee available funds to pay claims losses of SPCIC under our general and professional liability and workers’ compensation reinsurance programs partially. Further, we provided separate bridge loans to A to Z and FBS prior to our acquisition of these entities in February 2006 under promissory notes issued by each entity whereby each entity could borrow up to $250,000 and $75,000, respectively. For the six months ended June 30, 2006, we provided funds of $25,000 to A to Z and $75,000 to FBS under these promissory notes. Finally, we spent approximately $525,000 for property and equipment.

Financing activities. For the six months ended June 30, 2006, we generated cash of approximately $50.5 million in financing activities. We issued common stock in connection with the follow-on offering of our common stock together with the exercise of vested stock options provided net proceeds of approximately $67.8 million. This amount includes the benefit of the tax deduction in excess of the compensation costs recognized and deferred offering costs totaling approximately $1.1 million. Partially offsetting the increase in cash from financing activities was the repayment of substantially all principal and interest due under our loan and security agreement with CIT of approximately $17.0 million and repayment of amounts due under our notes payable related to the acquisition of Dockside Services, Inc. of $300,000.

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

Additionally, based on certain provisions of our loan and security agreement with CIT, all of our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. As of December 31, 2005 and June 30, 2006, the amount due us from CIT under this arrangement totaled approximately $2.3 million and $3.6 million, respectively.

We are required to maintain certain financial covenants under the second amended loan agreement. In addition, we are prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

At December 31, 2005 and June 30, 2006, our available credit under the revolving line of credit was $12.5 million and $15.9 million, respectively.

Promissory notes. In connection with our acquisition of A to Z in February 2006, we acquired a promissory note payable to a third party with a remaining balance of approximately $48,000. The promissory note bears interest of 2.25% with principal and interest payable in twelve consecutive quarterly equal installments that began November 1, 2004 and end on August 1, 2007.

In addition to the promissory note issued in connection with the acquisition of A to Z we have three other unsecured, subordinated promissory notes outstanding at June 30, 2006 in connection with certain acquisitions completed in 2004 and 2005 in the aggregate principal amount of approximately $1.1 million. These promissory notes bear a fixed interest rate ranging from 5% to 6%.

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

In connection with the acquisition of AlphaCare in 2005, we may be obligated to pay to the sellers an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. The payment would be made in the second fiscal quarter of 2007. If the earn out provision is met, the contingent consideration will be paid one-third in cash, one-third by delivery of an unsecured, subordinated promissory note and the balance in shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement.

In connection with the acquisition of A to Z, we may be obligated to pay to a former member of A to Z in each of 2007, 2008 and 2009, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement based upon the future financial performance of A to Z. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008 or 2009, the contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement.

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

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. The not-for-profit social service organizations managed by us that qualify under Section 501(c)(3) of the Internal Revenue Code, referred to as a 501(c)(3) entity, each maintain a board of directors, a majority of which are independent. All economic decisions by the board of any 501(c)(3) entity that affect us are made by the independent board members. Our management agreements with each 501(c)(3) entity are subject to third party fairness opinions from an independent appraiser retained by the independent board members of the tax exempt organizations.

Management fees generated under our management agreements represented 7.9% and 8.3% of our revenue for the six months ended June 30, 2005 and 2006, respectively. Fees generated under short term consulting agreements represented less than 1.0% of our revenue for the six months ended June 30, 2006. No consulting fees were earned during the six months ended June 30, 2005. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services which generally includes selecting and employing the senior operations management personnel.

Management fee receivable at December 31, 2005 and June 30, 2006 totaled $6.6 million and $7.8 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of June 30, September 30, December 31, 2005, March 31and June 30, 2006:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
June 30, 2005	$1,048,493	$797,148	$922,168	$2,194,287	$360,053
September 30, 2005	$1,320,176	$944,815	$801,541	$2,148,061	$825,846
December 31, 2005	$1,548,203	$909,661	$849,320	$2,355,861	$960,137
March 31, 2006	$1,077,286	$893,484	$858,183	$2,935,162	$430,945
June 30, 2006	$1,408,236	$1,124,538	$923,865	$2,551,183	$1,800,586	(1)

(1)	We experienced an increase in the amount of management fee receivable older than 180 days as of June 30, 2006 primarily due to year-end payer reconciliation processes and the conversion of our managed entities’ payers’ claims processing function from state Medicaid to Medicaid Health Maintenance Organizations. These events impacted our managed entities’ cash flows by creating short-term delays in claims processing which in turn affected the ability of our managed entities to pay their management fees during the three months ended June 30, 2006. We expect the collection of our management fee receivable will normalize subsequent to June 30, 2006.

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

Our days sales outstanding for our managed entities decreased from 183 days at December 31, 2005 to 174 days at June 30, 2006.

Camelot Community Care, Inc. which represented approximately $4.2 million, or 53.9%, of our total management fee receivable at June 30, 2006, and Intervention Services Inc., referred to as ISI, which represented approximately $720,000, or 9.2%, of our total management fee receivable at June 30, 2006, each has its own stand-alone line of credit from CIT. The loan agreements between CIT and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of June 30, 2006, Camelot Community Care, Inc. had availability of approximately $1.2 million under its line of credit as well as $2.1 million in cash and cash equivalents and ISI had availability of approximately $376,000 under its line of credit as well as approximately $60,000 in cash and cash equivalents.

The remaining $2.9 million balance of our total management fee receivable at June 30, 2006 was due from Rio Grande including certain members of the Rio Grande behavioral health network, The ReDCo

Group, or ReDCo, Care Development of Maine, or CDOM, FCP, Inc., or FCP, Family Preservation Community Services, Inc., or FPCS, and the two not-for-profit foster care providers formerly managed by Maple Services, LLC.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Transactions with Maple Star Oregon, Inc. Upon our acquisition of Maple Services, LLC in August 2005, Mr. McCusker, our chief executive officer, Mr. Deitch, our chief financial officer, and Mr. Norris, our chief operating officer, comprised three of the five members of the board of directors of Maple Star Oregon, Inc., formerly managed by Maple Services, LLC. Maple Star Oregon, Inc., while a not-for-profit organization, is not a federally tax exempt organization and is required to file a federal income tax return. This entity is governed by a board of directors and state laws under which it is incorporated. As such, we believe that while certain of our executive officers hold positions on the respective boards of directors of these managed entities, the IRS rules under Section 501(c)(3) of the Internal Revenue Code regarding tax exempt not-for-profit organizations are not applicable to these entities. We provided management services to Maple Star Oregon, Inc. under a management agreement for consideration in the amount of approximately $413,000 for the six months ended June 30, 2006, including an incentive bonus of $77,000 granted by the board of directors of Maple Star Oregon, Inc. to us for the six months ended June 30, 2006, which were added to management fee receivable at June 30, 2006.

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

The following table summarizes our insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsuance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability (1)	April 12, 2007	$1,000,000	$1,100,000	$4,000,000
Workers’ compensation liability (2)	May 15, 2007	$250,000	$1,220,000	Up to applicable statutory limits

(1)	Effective April 12, 2006, we renewed our reinsurance policy with respect to our general and professional liability reinsurance program under substantially the same terms as the prior year policy. Pursuant to a renegotiation of this policy, effective May 23, 2006, SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.4 and the expected loss as indicated by the most recent independent actuarial report dated January 27, 2006 is approximately $1.1 million. The excess premium over the expected loss will be used to fund SPCIC’s operating expenses and any deficit arising in our workers’ compensation liability coverage. In addition, we are insured under an umbrella liability insurance policy providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.

(2)	Effective May 15, 2006, SPCIC reinsures a third-party insurer for the first dollar of each every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides us with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states which coverage is required. The gross written premium for this policy is approximately $1.2 million which is ceded to SPCIC. The expected loss as predicted by the most recent independent actuarial report dated January 27, 2006 is approximately $1.2 million. In addition, we have two workers’ compensation policies with this third-party insurer providing statutory limits in excess of the $250,000 reinsurance limit; one for California and one for all other states for which we are required to provide workers’ compensation insurance.

SPCIC had restricted cash of $1.8 million and $5.2 million at December 31, 2005 and June 30, 2006, respectively, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and our judgment using historical data, and industry and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Any obligations above our reinsurance program limits are our responsibility. At June 30, 2006, approximately 23% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by us that are covered under SPCIC’s reinsurance programs.

Health Insurance

We offer our employees and employees of certain entities we manage an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2006. Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims which is generally one month. The liability for the self-funded health plan was approximately $658,000 and $717,000 as of December 31, 2005 and June 30, 2006, respectively.

We charge our employees and employees of certain entities we manage a portion of the costs of our self-funded and non self-funded health programs, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between our projections and our actual experience is borne by us. Effective July 1, 2006, the managed entities that previously participated in our self-funded and non-self funded health programs obtained separate health insurance policies. We are estimating potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on our past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results.

Follow-on registered offering of common stock

On April 17, 2006, we completed a follow-on offering of common stock in connection with which we sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. We received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs totaling approximately $770,000. On April 18, 2006, we prepaid substantially all of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the offering. Additionally, we have filed a shelf registration statement with respect to another 1.0 million shares of our common stock, which we may offer and sell on a delayed basis or continuous basis pursuant to rule 415 under the Securities Act of 1933. We intend to use the net proceeds we receive from any future offerings under this shelf registration to repay amounts then outstanding under our credit facility and the balance for general corporate purposes, including possible future acquisitions.

Recently issued accounting pronouncements

The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”, or FIN 48, in June 2006, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation provides that the tax effects from an uncertain tax position can be recognized in an enterprise’s financial statements; only if the enterprise determines that it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006. Early application of the provisions of this interpretation is encouraged. We are evaluating the effect, if any, of adopting FIN 48 on our consolidated financial statements.

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

Interest rate and market risk

As of June 30, 2006, we had outstanding borrowings of approximately $16,500 under our revolving line of credit and no borrowings under our acquisition term loan. Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with the provisions of our second amended loan agreement, we may activate an increase in the available credit under our revolving line of credit up to $25.0 million. A 1% increase in interest rates related to our borrowings under our second amended loan agreement for the six months ended June 30, 2006 would have resulted in an immaterial increase to interest expense.

We have four unsecured, subordinated promissory notes outstanding at June 30, 2006 in connection with certain acquisitions completed in 2004, 2005 and during the six months ended June 30, 2006 in the aggregate principal amount of approximately $1.1 million. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 600 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $9.8 million, or 11.0% of our revenues for the six months ended June 30, 2006, pursuant to the annual block purchase contract in Arizona with The Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this report (June 30, 2006) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2006 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2006 covered by this report.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 25, 2006 for the following purposes:

a)	To elect two Class 3 directors to each serve for a three year term until the 2009 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each nominee for director was elected by a vote of the stockholders as follows:

	Total Affirmative Votes	Total Votes Withheld
Fletcher J. McCusker	8,754,106	385,249
Kristi L. Meints	9,102,704	36,651

The Class 1 and Class 2 directors who were not up for re-election at this meeting and continue to serve as directors are: Steven I. Geringer, Hunter Hurst, III, Warren S. Rustand and Richard Singleton.

b)	To approve the 2006 Long-Term Incentive Plan The proposal to approve the Company’s 2006 Long-Term Incentive Plan was approved by the stockholders as follows:

Votes For	6,123,481
Votes Against	2,530,435
Abstentions	10,516
Broker Non-votes	474,923

c)	To ratify the appointment of McGladrey & Pullen, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006. The appointment of McGladrey & Pullen, LLP was ratified by the stockholders as follows:

Votes For	9,135,155
Votes Against	3,700
Abstentions	500
Broker Non-votes	—

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description
2.1(1)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A. Pille, Keith F. Noble and Marilyn L. Nolan.

10.1(2)	2006 Long-Term Incentive Plan

10.2(3)	Form of Restricted Stock Agreement

10.3(3)	Form of Stock Option Agreements

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

(2)	Incorporated by reference from an Appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2006.

(3)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 9, 2006	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A. Pille, Keith F. Noble and Marilyn L. Nolan.

10.1(2)	2006 Long-Term Incentive Plan

10.2(3)	Form of Restricted Stock Agreement

10.3(3)	Form of Stock Option Agreements

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

(2)	Incorporated by reference from an Appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2006.

(3)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.