Form 10-Q
period 2006-09-30
PROVIDENCE SERVICE CORP
filed 2006-11-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of November 7, 2006, there were outstanding 12,018,342 shares (excluding treasury shares of 146,905) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2005	September 30, 2006
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,994,243	$40,215,070
Accounts receivable - billed, net of allowance of $523,000 and $952,000	19,971,707	33,717,980
Accounts receivable - unbilled	4,485,717	5,174,886
Management fee receivable	6,623,182	6,894,254
Other receivables	2,363,277	2,436,170
Restricted cash	1,950,000	5,340,000
Prepaid expenses and other	4,504,566	4,196,145
Notes receivable	288,495	48,649
Deferred tax assets	790,238	383,638

Total current assets	49,971,425	98,406,792
Property and equipment, net	2,384,776	2,592,034
Notes receivable from unconsolidated affiliates	1,318,981	1,282,341
Goodwill	44,731,646	51,277,016
Intangible assets, net	19,496,109	27,981,339
Other assets	1,109,737	1,226,407

Total assets	$119,012,674	$182,765,929

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,134,166	$1,281,951
Accrued expenses	11,282,802	14,621,797
Deferred revenue	182,986	707,911
Reinsurance liability reserve	1,859,117	3,304,189
Current portion of long-term obligations	4,083,333	382,379

Total current liabilities	19,542,404	20,298,227
Deferred tax liabilities	3,983,036	3,851,726
Long-term obligations, less current portion	14,240,902	618,680

Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 9,822,486 and 12,163,572 issued and outstanding (including treasury shares)	9,822	12,164
Additional paid-in capital	72,954,411	140,990,631
Retained earnings	8,580,845	17,293,247

	81,545,078	158,296,042
Less 146,905 treasury shares, at cost	298,746	298,746

Total stockholders’ equity	81,246,332	157,997,296

Total liabilities and stockholders’ equity	$119,012,674	$182,765,929

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
Home and community based services	$28,700,355	$37,152,138	$83,785,131	$106,672,463
Foster care services	4,377,510	5,842,226	11,248,312	16,099,070
Management fees	4,269,272	4,057,104	9,566,631	13,147,299

	37,347,137	47,051,468	104,600,074	135,918,832
Operating expenses:
Client service expense	27,764,073	36,404,338	78,487,623	102,041,817
General and administrative expense	4,360,664	5,460,849	12,499,309	16,997,517
Depreciation and amortization	593,862	904,363	1,405,937	2,452,628

Total operating expenses	32,718,599	42,769,550	92,392,869	121,491,962

Operating income	4,628,538	4,281,918	12,207,205	14,426,870
Other (income) expense:
Interest expense	352,404	102,845	572,929	720,997
Interest income	(91,040)	(430,469)	(198,546)	(922,333)

Income before income taxes	4,367,174	4,609,542	11,832,822	14,628,206
Provision for income taxes	1,784,939	1,861,671	4,778,663	5,915,804

Net income	$2,582,235	$2,747,871	$7,054,159	$8,712,402

Earnings per common share:
Basic	$0.27	$0.23	$0.73	$0.78

Diluted	$0.26	$0.22	$0.72	$0.76

Weighted-average number of common shares outstanding:
Basic	9,743,061	12,163,022	9,618,849	11,241,294
Diluted	9,970,822	12,297,948	9,816,149	11,464,874

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2005	2006
Operating activities
Net income	$7,054,159	$8,712,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	659,788	773,857
Amortization	746,149	1,678,771
Amortization of deferred financing costs	90,155	112,785
Deferred income taxes	344,711	56,445
Tax benefit upon exercise of stock options	515,819	—
Stock based compensation	—	289,957
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(871,265)	(11,671,747)
Management fee receivable	(1,052,966)	(157,491)
Other receivable	(2,363,016)	(37,326)
Reinsurance liability reserve	2,224,239	1,445,072
Prepaid expenses and other	(145,987)	146,713
Accounts payable and accrued expenses	716,078	(3,073,452)
Deferred revenue	(525,476)	509,925

Net cash (used in) provided by operating activities	7,392,388	(1,214,089)
Investing activities
Purchase of property and equipment	(668,818)	(715,583)
Purchase of intangibles	(2,141,918)	—
Acquisition of businesses, net of cash acquired	(23,365,828)	(13,566,437)
Restricted cash for contract performance	(989,175)	(3,390,000)
Purchase of short-term investments, net	(818,173)	(81,090)
Advances to unconsolidated affiliate	—	(195,423)
Payment received on settlement note from former managed entity	(116,662)	51,487

Net cash used in investing activities	(28,100,574)	(17,897,046)
Financing activities
Net borrowings on revolving line of credit	586,897	—
Payments of capital leases	(135,389)	—
Proceeds from common stock issued pursuant to stock option exercise	2,253,746	6,368,811
Tax benefit upon exercise of stock options	—	1,839,677
Proceeds from common stock offering, net	—	59,593,251
Proceeds from (repayments of) long-term debt	17,563,888	(17,383,981)
Debt financing costs	(199,940)	(85,796)

Net cash provided by financing activities	20,069,202	50,331,962

Net change in cash	(638,984)	31,220,827
Cash at beginning of period	10,657,483	8,994,243

Cash at end of period	$10,018,499	$40,215,070

Supplemental cash flow information
Notes payable issued for acquisition of business	$776,000	$—

Common stock issued for acquisition of business	$3,017,608	$—

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

September 30, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

2. Summary of Critical Accounting Estimates and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in 35 states and the District of Columbia.

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

Restricted Cash

At December 31, 2005 and September 30, 2006, the Company had approximately $2.0 million and $5.3 million of restricted cash, respectively. Of the restricted cash amount at December 31, 2005 and September 30, 2006, $175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts.

Furthermore, at December 31, 2005 and September 30, 2006, approximately $1.8 million and $5.2 million, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs. At September 30, 2006, the cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in certificates of deposit.

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

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of September 30, 2006:

	Number of shares of the Company’s common stock authorized for issuance	Number of shares of the Company’s common stock remaining available for future grants	Number of shares of the Company’s common stock subject to
			Options	Stock Grants
1997 Plan	428,572	—	30,335	—
2003 Plan	1,400,000	9,621	953,823	—
2006 Plan	800,000	712,000	30,500	57,500

Total	2,628,572	721,621	1,014,658	57,500

On December 6, 2005, the Company’s board of directors approved the acceleration of the vesting dates of all unvested stock options outstanding under the 1997 Plan and 2003 Plan as of December 29, 2005. The purpose of accelerating the vesting of outstanding unvested options was to enable the Company to avoid recognizing approximately $3.8 million in associated stock-based compensation expense in future periods, of which approximately $2.0 million would have been recognized in 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006. As a result of the acceleration of vesting of these options, stock-based compensation expense of approximately $549,000 was recognized in 2005. In determining the amount of stock-based compensation expense related to the acceleration of vesting of these options, the Company assumed an expected forfeiture rate for non-employee directors, significant consultants and executive officers as a group of 10% based on historical trends. Similarly, the Company assumed an expected forfeiture rate of 18% for other employees based on historical trends.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, which requires companies to measure and recognize compensation expense for all share based payments at fair value. The Company adopted the requirements of SFAS 123R using the modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Other than certain options previously issued at amounts below fair market value for accounting and reporting purposes in 2003 and the expense associated with the acceleration of vesting of all outstanding stock options in 2005, no other stock-based compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS 123R. Financial results for prior periods have not been restated for the adoption of SFAS 123R.

The Company calculates the transition tax effects of stock-based compensation under SFAS 123R using the long-form transition method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated income statements for the three and nine months ended September 30, 2006 as all of the outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the three and nine months ended September 30, 2006 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS 123R and amounted to approximately $150,000 and $173,000, respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. Under SFAS 123R, the benefits of tax deductions in excess of the compensation costs recognized for those options are classified as financing cash flows. For the nine months ended September 30, 2005 and 2006, the amount of excess tax benefits resulting from the exercise of stock options was approximately $516,000 and $1.8 million, respectively. These amounts are reflected as cash flows from operating activities for the nine months ended September 30, 2005 and financing activities for the nine months ended September 30, 2006 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period with approximately 19% recorded as client services expense and 81% as general and administrative expense in the Company’s consolidated income statements for the three and nine months ended September 30, 2006.

The following tables summarize the stock option activity for the three and nine months ended September 30, 2005 and 2006:

	Three months ended September 30,
	2005				2006
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	1,010,079	$17.65			1,018,342	$22.87
Granted	187,000	27.67			—	—
Exercised	(75,884)	12.78			(1,184)	16.08
Forfeited or expired	(24,860)	17.39			(2,500)	28.89

Outstanding at end of period	1,096,335	$19.71	8.80	$11,937,580	1,014,658	$22.86	8.38	$5,277,799

	Nine months ended September 30,
	2005				2006
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	686,101	$14.11			1,332,619	$21.56
Granted	653,000	23.18			30,500	28.60
Exercised	(194,430)	12.06			(341,086)	18.67
Forfeited or expired	(48,336)	18.01			(7,375)	29.80

Outstanding at end of period	1,096,335	$19.71	8.80	$11,937,580	1,014,658	$22.86	8.38	$5,277,799

Vested or expected to vest at end of period	1,096,335	$19.71	8.80	$11,937,580	1,012,572	$22.86	8.37	$5,277,799

Exercisable at end of period	440,267	$16.16	8.02	$6,357,316	984,158	$22.69	8.33	$5,277,799

The weighted-average grant-date fair value, total intrinsic value and cash received by the Company related to options granted/exercised during the three and nine months ended September 30, 2005 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Weighted-average grant date fair value	$8.81	$—	$7.55	$11.04
Options exercised:
Total intrinsic value	$1,263,212	$10,254	$2,553,218	$4,809,752
Cash received	$952,032	$19,011	$2,267,538	$6,368,469

The following table summarizes the number of shares and weighted-average grant date fair value of the Company’s common stock granted during the nine months ended September 30, 2006:

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2005	—	$—
Granted	57,500	26.54
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2006	57,500	$26.54

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of September 30, 2006, there was approximately $1.6 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the three months ended September 30, 2005 and 2006 was approximately $806,000 and $0, respectively. The total fair value of shares vested during the nine months ended September 30, 2005 and 2006 was approximately $2.0 million and $0, respectively.

The fair value of each stock option awarded during the nine months ended September 30, 2005 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Nine months ended September 30,
	2005	2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	36.1%	33.9%
Risk-free interest rate	1.5%	5.0%
Expected life of options	5	5

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options for the nine months ended September 30, 2005 and 2006 were based on an average of the contractual terms and vesting periods, and historical data, respectively. The expected stock price volatility was based on the Company’s historical data.

Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method for the periods prior to January 1, 2006:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$2,582,235	$7,054,159
Add—Employee stock-based compensation expense included in reported net income, net of income tax benefit	—	—
Less—Employee stock-based compensation expense determined under fair value based method for all awards, net of income tax benefit	550,902	1,408,873

Adjusted net income	$2,031,333	$5,645,286

Earnings per share:
Basic—as reported	$0.27	$0.73

Basic—as adjusted	$0.21	$0.59

Diluted—as reported	$0.26	$0.72

Diluted—as adjusted	$0.20	$0.58

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

The following table summarizes the Company’s insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability (1)	April 12, 2007	$1,000,000	$350,000	$4,000,000
Workers’ compensation liability (2)	May 15, 2007	$250,000	$1,220,000	Up to applicable statutory limits

(1)	Effective April 12, 2006, the Company’s reinsurance policy with respect to its general and professional liability reinsurance program was renewed under substantially the same terms as the prior year’s policy. Pursuant to a renegotiation of this policy, effective May 23, 2006, SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.4 million and the expected loss as indicated by the most recent independent actuarial report dated January 27, 2006 is approximately $1.1 million; however, based upon the Company’s actual experience, the Company expects losses for the policy year to be approximately $350,000. The excess premium over the Company determined expected loss will be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage and to provide for surplus reserves. In addition, the Company is insured under an umbrella liability insurance policy providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	Effective May 15, 2006, SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides the Company with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.2 million which is ceded to SPCIC. The expected loss as predicted by the most recent independent actuarial report dated January 27, 2006 is approximately $1.2 million. In addition, the Company has two workers’ compensation policies with this third-party insurer providing statutory limits in excess of the $250,000 reinsurance limit; one for California and one for all other states for which the Company is required to provide workers’ compensation insurance.

SPCIC had restricted cash of approximately $1.8 million at December 31, 2005 and approximately $5.2 million at September 30, 2006, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and management’s judgment using historical data, and industry data and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company. At September 30, 2006, approximately 23% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by the Company that are covered under SPCIC’s reinsurance programs.

Health Insurance

The Company offers its employees and, through June 30, 2006, employees of certain entities it manages, an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2007. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $658,000 and $592,000 as of December 31, 2005 and September 30, 2006, respectively, is recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

The Company charges its employees a portion of the costs of its self-funded and group health insurance programs, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between the Company’s projections and its actual experience is borne by the Company. Effective July 1, 2006, the managed entities that previously participated in the Company’s self-funded and non-self funded health insurance programs obtained separate health insurance policies. The Company is estimating potential obligations for liabilities under this program to reserve what it believes to be a sufficient amount to cover liabilities based on its past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what the Company reserves could have a material adverse effect on its financial results.

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. Some of the more significant estimates impact billed and unbilled accounts receivable, long-lived assets and loss reserves for the Company’s reinsurance and self-funded insurance programs. We have reviewed our critical accounting estimates with our board of directors, audit committee and disclosure committee.

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

FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 157 is encouraged. The Company has not determined the effect, if any, of adopting SFAS 157 on the Company’s consolidated financial statements.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006 setting forth guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements by applying the following methodologies: (1) quantify misstatements based on the amount of the error originating in the current year income statement and (2) quantify misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Under this guidance a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The guidance in SAB 108 is effective for evaluations made on or after November 15, 2006.

3. Other Receivables

Based on certain provisions of the Company’s loan and security agreement with CIT Healthcare LLC (“CIT”), all of the Company’s collections on accounts related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on accounts related to the Company’s operating activities and amounts due to CIT under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. As of December 31, 2005 and September 30, 2006, the amount due to the Company from CIT under this arrangement totaled approximately $2.3 million and $2.4, respectively, and was classified as “Other receivables” in the Company’s consolidated balance sheet.

4. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2005	September 30, 2006
Prepaid payroll	$1,799,643	$101,028
Prepaid insurance	890,343	1,857,326
Prepaid income taxes	420,724	750,565
Prepaid rent	185,680	242,155
Consulting fees receivable	875,394	514,389
Other	332,782	730,682

Total prepaid expenses and other	$4,504,566	$4,196,145

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

On February 1, 2006, the Company acquired all of the equity interest in A to Z In-Home Tutoring, LLC (“A to Z”), a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $900,000 in debt excluding a $250,000 bridge loan owing to the Company by A to Z at the date of acquisition. On July 7, 2006, the Company entered into a settlement agreement with a seller of A to Z to release the Company from its obligation to make any additional purchase price payments to that seller under certain earn out provisions of the purchase agreement in exchange for $625,000 in cash, the payment of which was made by the Company to the seller on July 12, 2006. The settlement amount was added to the cost of acquiring A to Z. This acquisition expands the Company’s home and community based social services to include educational tutoring. The cash portion of the purchase price of this acquisition was partially funded from the Company’s credit facility with CIT.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$2,057,197
Estimated costs of acquisition	51,011

$2,108,208

Allocated to:
Working capital	$80,547
Intangibles	545,000
Goodwill	1,482,661

$2,108,208

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

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,000,000
Estimated costs of acquisition	285,363

$1,285,363

Allocated to:
Intangibles	$6,351,000
Contingent liability	(5,065,637)

$1,285,363

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

On August 4, 2006, the Company acquired substantially all of the assets of Innovative Employment Solutions (“IES”), a division of Ross Education, LLC. IES is a Michigan based provider of workforce development services. IES also provides workforce development services in Pennsylvania, West Virginia and New York. The purchase price consisted of cash of $9.0 million which included $1.2 million for excess working capital received at closing under a working capital adjustment provision of the purchase agreement (less approximately $1.3 million placed into escrow as security against indemnification obligations, working capital adjustments and payment of the purchase price). The purchase price was funded from proceeds from the Company’s follow-on offering of its common stock completed in April 2006. This acquisition was retroactively effective as of August 1, 2006 and expands the Company’s existing workforce development service continuum.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$8,950,000
Estimated costs of acquisition	191,523

$9,141,523

Allocated to:
Working capital	$2,455,520
Intangibles	2,718,000
Goodwill	3,968,003

$9,141,523

Currently, the above goodwill is expected to be tax deductible.

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

Changes in goodwill were as follows:

Balance at December 31, 2005	$44,731,646
Adjustment for costs of the Children’s Behavioral Health, Inc., Transitional Family Services, Inc., AlphaCare Resources, Inc., Maple Services, LLC and Maple Star Nevada acquisitions	1,093,288
A to Z acquisition	1,482,661
FBS acquisition	1,418
IES acquisition	3,968,003

Balance at September 30, 2006	$51,277,016

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of A to Z, FBS, WD Management and IES had occurred on January 1, 2005. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2005.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenue	$41,145,957	$48,009,045	$117,032,914	$143,924,062
Net income	$2,428,512	$2,826,437	$6,906,283	$9,272,298
Diluted earnings per share	$0.24	$0.23	$0.70	$0.81

6. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2005	September 30, 2006
2.25% unsecured, subordinated note of acquired company to a third party, principal and interest payable in 12 equal quarterly installments of $8,209 beginning November 2004 and ending August 2007	$—	$32,379
6% unsecured, subordinated notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 through July 2007	700,000	300,000
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	618,680	618,680
6% unsecured, subordinated note to former stockholder of acquired company, accrued interest and principal due October 2006	50,000	50,000	(A)
$25,000,000 revolving note, LIBOR plus 3.5% - 4.0% (effective rate of 9.08% at September 30, 2006) through June 2010	—	—
$25,000,000 term note, LIBOR plus 4.0% - 4.5% with interest payable monthly with each installment of principal through June 2010	16,955,555	—

	18,324,235	1,001,059
Less current portion	4,083,333	382,379

	$14,240,902	$618,680

(A)	As of the date of the filing of this report on Form 10-Q for the quarterly period ended September 30, 2006, payment of principal and accrued interest due to the former stockholder of acquired company has not been made in accordance with the provisions of the promissory noted issued by the Company pending the outcome of various disputes arising with the former stockholder subsequent to the effective date of the transaction.

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

Upon the completion of the Company’s follow-on offering of its common stock in April 2006, the Company prepaid approximately $15.8 million of the principal and accrued interest then outstanding under its credit facility with CIT out of the net proceeds from this offering.

At December 31, 2005 and September 30, 2006, the Company’s available credit under the revolving line of credit was $12.5 million and $16.0 million, respectively.

7. Stockholders’ Equity

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

On April 17, 2006, the Company completed a follow-on offering of its common stock in connection with which the Company sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. The Company received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs of approximately $770,000. At December 31, 2005 and September 30, 2006, there were 9,822,486 and 12,163,572 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares) and no shares of preferred stock outstanding.

The following table reflects changes in common stock and additional paid-in capital for the nine months ended September 30, 2006:

			Additional Paid-In Capital
	Common Stock
	Shares	Amount
Balance at December 31, 2005	9,822,486	$9,822	$72,954,411
Sale of stock in public offering, net of offering costs	2,000,000	2,000	59,538,118
Stock compensation	—	—	289,957
Exercise of employee stock options	341,086	342	8,208,145

Balance at September 30, 2006	12,163,572	$12,164	$140,990,631

8. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Numerator:
Net income	$2,582,235	$2,747,871	$7,054,159	$8,712,402

Denominator:
Denominator for basic earnings per share—weighted-average shares	9,743,061	12,163,022	9,618,849	11,241,294
Effect of dilutive securities:
Common stock options	227,761	134,926	197,300	223,580

Denominator for diluted earnings per share—adjusted weighted-average shares assumed
conversion	9,970,822	12,297,948	9,816,149	11,464,874

Basic earnings per share	$0.27	$0.23	$0.73	$0.78

Diluted earnings per share	$0.26	$0.22	$0.72	$0.76

For the three and nine months ended September 30, 2006, employee stock options to purchase 405,920 and 128,347 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would be antidilutive.

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

The Company provides management services under long-term management agreements and has relationships with certain tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. While actions of various tax authorities have challenged whether similar relationships by other organizations may violate the federal tax-exempt status of not-for-profit organizations, management is of the opinion that its relationships with these tax-exempt organizations do not violate their tax-exempt status and any unfavorable outcomes would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Under the earn out provision of the purchase agreement related to the purchase of Maple Star Nevada the Company was obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million. On September 25, 2006, the Company received a dispute notice from the seller disputing the amount of the earn out payment of approximately $971,000 made by the Company to the seller on September 6, 2006. As of the date of the filing of this report on Form 10-Q for the quarterly period ended September 30, 2006, the dispute has not been resolved. If the seller prevails under the dispute resolution provision of the purchase agreement, the Company may be obligated to pay the difference between the amount paid and the maximum earn out amount of $2.0 million in the fourth fiscal quarter of 2006. The contingent consideration will be paid in cash and the Company will record the fair value of the consideration paid as an additional cost to acquire Maple Star Nevada.

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

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the chairman of the board of Qualifacts Systems, Inc (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was entered into and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $57,000 and $64,000 for the nine months ended September 30, 2005 and 2006, respectively, under the agreement.

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

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the two not-for-profit organizations (Maple Star Colorado, Inc. and Maple Star Oregon, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. and Maple Star Oregon, Inc., which, while not-for-profit organizations, are not federally tax exempt organizations and are required to file federal income tax returns. These entities are governed by their respective boards of directors and the state laws under which they are incorporated. As such, the Company believes that while certain executive officers of the Company hold positions on the respective boards of directors of these managed entities, the IRS rules under Section 501(c)(3) of the Internal Revenue Code regarding tax exempt not-for-profit organizations are not applicable to these entities. The Company provided management services to Maple Star Colorado, Inc. and Maple Star Oregon, Inc. under management agreements for consideration in the aggregate amount of approximately $884,000 for the nine months ended September 30, 2006, including incentive bonuses of $144,000 granted by the board of directors of Maple Star Oregon, Inc. to the Company for the nine months ended September 30, 2006, which were included in management fee receivable at September 30, 2006.

In connection with the acquisition of Pottsville Behavioral Counseling Group, Inc., which is now known as Providence Community Services, Inc., and the establishment of a management agreement with The ReDCo Group (“ReDCo”) in May 2004, the Company loaned $875,000 to ReDCo to fund certain long-term obligations of ReDCo in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity, which was March 31, 2006. On January 25, 2006, an amendment to the promissory note was issued by ReDCo which extends the due date for repayment of principal to September 2007. Interest income of approximately $20,000 and $32,000 was earned for the nine months ended September 30, 2005 and 2006, respectively. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets. At December 31, 2005 and September 30, 2006, the balance of the note was $875,000 and is reflected in the accompanying consolidated balance sheets as “Notes receivable from unconsolidated affiliates”.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,100 per flight hour. For the nine months ended September 30, 2005 and 2006, the Company reimbursed Las Montanas Aviation, LLC approximately $40,000 and $120,000, respectively, for use of the airplane for business travel purposes. Of the total amount paid to Las Montanas Aviation, LLC during the nine months ended September 30, 2006, approximately $109,000 was recorded as deferred offering costs related to the follow-on offering of the Company’s common stock completed in April 2006.

12. Subsequent Events

On October 5, 2006, the Company entered into an agreement with Maximus, Inc. (“Maximus”) to purchase all of the assets of the Correctional Services Business of Maximus (“Correctional Services”). The business provides misdemeanant private probation supervision services in Florida, Georgia, South Carolina, Tennessee and Washington. The purchase price consisted of cash of $3.0 million and the assumption of deferred compensation liability limited to $250,000 and contingent liabilities related to the purchased assets, assigned contracts and the subcontract agreement that was entered into simultaneously with this asset purchase agreement. The acquisition closed on October 5, 2006 and was retroactively effective as of September 30, 2006 except for those locations where payer consent or provider certification is required as set forth in the agreement. From September 30, 2006 until all payer consents or provider certifications are obtained, the Company will provide services to those locations where payer consent or provider certification was not obtained as of October 5, 2006 under a subcontract with Maximus. The purchase price was funded from proceeds from the Company’s follow-on offering of its common stock completed in April 2006. This acquisition provides an entry into the state of Washington and further expands the Company’s human services delivery platform and will enable the Company to introduce private probation services into its existing markets where privatized probation services are funded.

In connection with the acquisition of A to Z, the Company was obligated to pay to the former members of A to Z in each of 2007, 2008 and 2009, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement based upon the future financial performance of A to Z. On October 31, 2006, the Company entered into a settlement agreement with a seller of A to Z to release the Company from its obligation to make any additional purchase price payments to that seller under the earn out provision of the purchase agreement in exchange for $1.2 million in cash (less approximately $300,000 for the sale by the Company to the seller of certain accounts receivable of A to Z), the payment of which was made by the Company to the seller on November 3, 2006. The settlement amount was added to the cost of acquiring A to Z. As a result of the settlement agreements reached on July 7, 2006 (described in Note 5) and October 31, 2006 with the seller, the Company has no further obligations to the seller under the earn out provision of the purchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2006 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2005.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have increased our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions. As part of this strategy we have entered into the in-home tutoring, workforce development and private probation services markets and expanded our presence in existing markets through several acquisitions which were completed during the nine months ended September 30, 2006 discussed below. As of September 30, 2006, we provided services directly and through the entities we manage to over 45,000 clients from 254 locations in 34 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

Our business is highly dependent upon our obtaining contracts with government sponsored entities. When we are awarded or assigned a contract to provide services, we may incur expenses such as leasing office space, purchasing office equipment and hiring personnel before we receive any contract payments.

This was the case in October 2006 in North Carolina where we were awarded approximately 4,000 clients under North Carolina’s accelerating privatization initiatives for its mental health, developmental disabilities and substance abuse services. In order to accommodate this rapid roll-out, we expect to spend approximately $250,000 to $350,000 in the fourth quarter of 2006 to obtain office space and hire and train the necessary personnel to provide services. With respect to some of the large contracts we are awarded, we may be required to invest significant sums of money before receiving any contract payments. We are also required to recruit and hire qualified staff to perform the services under contract. We strive to control these start-up costs by leveraging our existing infrastructure to maximize our resources and manage our growth effectively. However, with each contract we are awarded, we face the challenge of quickly and effectively building a client base to generate revenue to recover these costs.

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

Critical accounting estimates

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

As of September 30, 2006, except for the implementation of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, on January 1, 2006, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

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

We calculate the tax effects of stock-based compensation under SFAS 123R using the long-form transition method to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Prior to January 1, 2006, we followed the intrinsic value method of accounting for stock-based compensation plans and presented all benefits of tax deductions resulting from the exercise of stock-based awards as operating cash flows in the statement of cash flows. Under SFAS 123R, the benefits of tax deductions in excess of the compensation costs recognized for those options are classified as financing cash flows. For the nine months ended September 30, 2005 and 2006, the amount of excess tax benefits resulting from the exercise of stock options was approximately $516,000 and $1.8 million, respectively. These amounts are reflected as cash flows from operating activities for the nine months ended September 30, 2005 and financing activities for the nine months ended September 30, 2006 in our consolidated statements of cash flows.

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

On May 25, 2006, our stockholders approved The Providence Service Corporation 2006 Long-Term Incentive Plan, or 2006 Plan. The 2006 Plan allows us the flexibility to issue up to 800,000 shares of our common stock pursuant to awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to our success and to encourage such persons to take into account our long-term interests and the interests of our stockholders through ownership of our common stock or securities with value tied to our common stock.

As of September 30, 2006, there was approximately $1.6 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the nine months ended September 30, 2005 and 2006 was approximately $2.0 million and $0, respectively.

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

On August 4, 2006, we acquired substantially all of the assets of Innovative Employment Solutions, or IES, a division of Ross Education, LLC. IES is a Michigan based provider of workforce development services. IES also provides workforce development services in Pennsylvania, West Virginia and New York. The purchase price consisted of cash of $9.0 million which included $1.2 million for excess working capital received at closing under a working capital adjustment provision of the purchase agreement (less approximately $1.3 million placed into escrow as security against indemnification obligations, working capital adjustments and payment of the purchase price). This acquisition was retroactively effective as of August 1, 2006 and expands our existing workforce development service continuum.

On October 5, 2006, we entered into an agreement with Maximus, Inc., or Maximus, to purchase all of the assets of the Correctional Services Business of Maximus, referred to as Correctional Services. The business provides misdemeanant private probation supervision services in Florida, Georgia, South Carolina, Tennessee and Washington. The purchase price consisted of cash of $3.0 million and the assumption of deferred compensation liability limited to $250,000 and contingent liabilities related to the purchased assets, assigned contract and the subcontract agreement described below that was entered into simultaneously with this asset purchase agreement. The acquisition closed on October 5, 2006 and was retroactively effective as of September 30, 2006 except for those locations where payer consent or provider certification is required as set forth in the agreement. From September 30, 2006 until all payer consents or provider certifications are obtained, we will provide services to those locations where payer consent or provider certification was not obtained as of October 5, 2006 under a subcontract with Maximus. This acquisition provides an entry into the state of Washington and further expands our human services delivery platform and will enable us to introduce private probation services into our existing markets where privatized probation services are funded.

The cash portion of the purchase price of the A to Z and FBS acquisitions was funded from our credit facility with CIT. The purchase price of the WD Management, IES and Correctional Services acquisitions was funded from operating cash, proceeds from the issuance of our common stock pursuant to stock option exercises and proceeds from the follow-on offering of our common stock completed in April 2006.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
Home and community based services	76.9%	79.0%	80.1%	78.5%
Foster care services	11.7	12.4	10.7	11.8
Management fees	11.4	8.6	9.2	9.7

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	74.3	77.4	75.0	75.1
General and administrative expense	11.7	11.6	12.0	12.5
Depreciation and amortization	1.6	1.9	1.3	1.8

Total operating expenses	87.6	90.9	88.3	89.4

Operating income	12.4	9.1	11.7	10.6

Non-operating expense:
Interest expense (income), net	0.7	(0.7)	0.4	(0.1)

Income before income taxes	11.7	9.8	11.3	10.7
Provision for income taxes	4.8	4.0	4.6	4.3

Net income	6.9%	5.8%	6.7%	6.4%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues

	Three months ended September 30,

	2005	2006	Percent change
Home and community based services	$28,700,355	$37,152,138	29.4%
Foster care services	4,377,510	5,842,226	33.5%
Management fees	4,269,272	4,057,104	-5.0%

Total revenue	$37,347,137	$47,051,468	26.0%

Home and community based services. The acquisition of A to Z and FBS in February 2006 and IES in August 2006 added, on a cumulative basis, approximately $3.3 million to home and community based services revenue for the three months ended September 30, 2006. We added over 3,600 clients as a result of these acquisitions and expanded our home and community based services to include educational tutoring and workforce development as well as entered several new markets. In addition, the acquisition of (i) Maple Star Nevada, (ii) Transitional Family Services, Inc., AlphaCare Resources, Inc., collectively referred to as AlphaCare, and (iii) Drawbridges Counseling Services, LLC and Oasis Comprehensive Foster Care Services LLC, collectively referred to as Drawbridges, which were all completed in 2005, added, on a cumulative basis, approximately $2.0 million to home and community based services revenue for the three months ended September 30, 2006 as compared to the same prior year period.

We recognized approximately $323,000 of home and community based services revenue, based upon our service encounter value and allowable administrative expenses, in excess of the annual funding allocation amount under our annual block purchase contract with The Community Partnership of Southern Arizona, or CPSA, for the three months ended September 30, 2006 which we expect to collect through supplemental payments. This contract provides that at the discretion of CPSA, supplemental or additional payments may be distributed in addition to the annual funding allocation. Historically, we have received supplemental payments under this contract. Due to the discretionary nature of supplemental payments and despite the fact that we have been awarded such payments historically, historical supplemental payments are not necessarily indicative of the supplemental payments that we may receive in the future.

Excluding the acquisitions of A to Z, FBS, IES and the acquisitions completed in 2005, our home and community based services provided additional revenue of approximately $3.2 million for the three months ended September 30, 2006, as compared to the same period one year ago due to client volume increases in new and existing locations. We experienced a net increase of over 1,300 new home and community based clients during the three months ended September 30, 2006 as compared to the same three month period in 2005, with increases at our existing and new locations. Partially offsetting the increase in home and community based services revenue for the three months ended September 30, 2006 was a decrease in our District of Columbia market where we have experienced a decrease in the services we provide in this market.

In the District of Columbia, eligibility requirements for social services clients have been tightened to stratify services into intensity levels with rates that vary by level and to stabilize the number of eligible clients. The tightened eligibility requirements have led to a reduction in the number of clients eligible for higher level services for which we are paid at higher rates and reduced the total population of eligible clients in this market resulting in a decrease in our home and community based services revenue of approximately $583,000 for the three months ended September 30, 2006 as compared to the same three month period one year ago. In response to the tightened eligibility requirements of the government entities that fund the services we provide in the District of Columbia market, we are focusing on cross-selling activities to enhance the current continuum of social services we provide. In addition, we are seeking to acquire or subcontract with strategic entities that currently compete with us in this market for the same services. While we expect our cross-selling activities and possible strategic acquisitions will result in future growth in our business in the District of Columbia, there can be no assurances that growth in our home and community based services revenue in this market will materialize.

Foster care services. The acquisitions of Maple Star Nevada and Oasis Comprehensive Foster Care Services LLC in 2005 resulted in an increase in foster care services revenue of approximately $348,000 for the three months ended September 30, 2006 as compared to the same period one year ago. We continue to cross-sell our services which we anticipate will increase our foster care revenue. We are increasing our efforts to recruit additional homes in many of our markets which we expect will also increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $48.0 million for the three months ended September 30, 2006 as compared to $39.6 million for the same prior year period. The combined effects of business growth and the addition of two management agreements acquired in connection with the acquisition of Maple Services, LLC in 2005 and WD Management in April 2006 added approximately $1.1 million in additional management fees revenue for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. In September 2005, we entered into several short-term consulting agreements which added approximately $467,000 to management fees revenue for the three months ended September 30, 2005. No such amounts were recorded for the three months ended September 30, 2006 resulting in a decrease in management fees revenue for the current three month period when compared to the same period one year ago.

Further, we earned an additional $407,000 for the three months ended September 30, 2005 under our reinsurance and self-funded health insurance programs in which certain of the entities we manage participated. Effective July 1, 2006, the managed entities that previously participated in our self-funded health insurance programs obtained separate health insurance policies which resulted in a decrease in management fees revenue for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005.

Operating expenses

Client service expense. Client service expense included the following for the three months ended September 30, 2005 and 2006:

	Three months ended September 30,
	2005	2006	Percent Change
Payroll and related costs	$20,539,322	$26,559,164	29.3%
Purchased services	4,273,246	4,814,895	12.7%
Other operating expenses	2,951,505	4,982,120	68.8%
Stock-based compensation	—	48,159

Total client service expense	$27,764,073	$36,404,338	31.1%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. Our payroll and related costs increased for the three months ended September 30, 2006, as compared to the same prior year period, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 600 new employees in connection with the acquisition of Maple Star Nevada, AlphaCare and Drawbridges beginning in August 2005, A to Z and FBS in February 2006 and IES in August 2006 which resulted in an increase in payroll and related costs of approximately $2.5 million in the aggregate for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts or decrease our capacity in response to budgetary constraints and changes to the eligibility requirements of the government entities that provide funding and referrals for the services we provide. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 55.0% for the three months ended September 30, 2005 to 56.5% for the three months ended September 30, 2006.

Purchased services. Increases in foster parent payments and the number of referrals requiring pharmacy services under our annual block purchase contract accounted for the increase in purchased services for the three months ended September 30, 2006 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. As a percentage of revenue, purchased services decreased from 11.4% for the three months ended September 30, 2005 to 10.2% for the three months ended September 30, 2006 primarily due to our revenue growth rate and a decrease in the number of referrals requiring out-of-home placement and support services under our annual block purchase contract during the three months ended September 30, 2006.

Other operating expenses. As a result of our organic growth during the last twelve months ended September 30, 2006, we added several new locations that contributed to an increase in other operating expenses for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005. The acquisitions of Maple Star Nevada, AlphaCare and Drawbridges beginning in August 2005, A to Z and FBS in February 2006 and IES in August 2006 added approximately $863,000 to other operating expenses for the three months ended September 30, 2006. As a percentage of revenue other operating expenses increased from 7.9% to 10.6% from period to period primarily due to the addition of new locations resulting from our organic growth.

Stock-based compensation. Stock-based compensation of approximately $48,000 for the three months ended September 30, 2006, represents the amortization of the fair value of stock options and stock grants awarded to employees in June 2006 under our 2006 Plan. No stock-based compensation was recorded for the three months ended September 30, 2005, as we followed the intrinsic value method to account for stock-based awards granted to employees at that time which did not require us to record stock-based compensation for awards granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Three months ended September 30,

2005	2006	Percent change
$ 4,360,664	$5,460,849	25.2%

The addition of corporate staff to adequately support our growth and provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $1.2 million of corporate administrative expenses for the three months ended September 30, 2006 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were stock-based compensation, expenses related to bidding on new contracts, contributions made to educational not-for-profit organizations as well as costs associated with meetings of our board of directors. In addition, as a result of our growth during the twelve months ended September 30, 2006, rent and facilities management increased $441,000 for the three months ended September 30, 2006 mostly due to our acquisition activities. Further, based upon our judgment using historical data and our experience, we determined that an adjustment to decrease the reserve for our general and professional liability by approximately $390,000 was appropriate to more accurately reflect our estimate of professional liability at September 30, 2006. As a percentage of revenue, general and administrative expense remained relatively constant at approximately 11.7% from period to period.

Depreciation and amortization.

Three months ended September 30,

2005	2006	Percent change
$ 593,862	$904,363	52.3%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of the fair value of the acquired management agreements with Maple Services, LLC and WD Management. Also contributing to the increase in depreciation and amortization was the amortization of customer relationships related to the acquisitions of Maple Star Nevada, AlphaCare and Drawbridges beginning in August 2005, A to Z and FBS in February 2006 and IES in August 2006 and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization increased from 1.6% to 1.9% from period to period due to increased amortization of management agreements and customer relationships related to our acquisition activity.

Non-operating (income) expense

Interest expense. Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the follow-on offering of our common stock that was completed on April 17, 2006. As a result, interest expense for the three months ended September 30, 2005 was higher than that for the three months ended September 30, 2006 due to a higher level of debt for the three months ended September 30, 2005 as compared to the same current year period.

Interest income. The increase in interest income for the three months ended September 30, 2006 as compared to the same prior year period resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.4%. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues

	Nine months ended September 30,

	2005	2006	Percent change
Home and community based services	$83,785,131	$106,672,463	27.3%
Foster care services	11,248,312	16,099,070	43.1%
Management fees	9,566,631	13,147,299	37.4%

Total revenue	$104,600,074	$135,918,832	29.9%

Home and community based services. The acquisition of A to Z and FBS in February 2006 and IES in August 2006 added, on a cumulative basis, approximately $5.9 million to home and community based services revenue for the nine months ended September 30, 2006. In addition, the acquisition of Children’s Behavioral Health, Inc, or CBH, Maple Star Nevada, AlphaCare, and Drawbridges added, on a cumulative basis, approximately $11.1 million to home and community based services revenue for the nine months ended September 30, 2006 as compared to the same prior year period. We also recognized approximately $2.5 million of home and community based services revenue, based upon our service encounter value and allowable administrative expenses, in excess of the annual funding allocation amount under our annual block purchase contract with CPSA, for the nine months ended September 30, 2006. Excluding the acquisitions of A to Z, FBS, IES and the acquisitions completed in 2005, our home and community based services provided additional revenue of approximately $5.9 million for the nine months ended September 30, 2006, as compared to the same period one year ago due to client volume increases in new and existing locations. Partially offsetting the increase in home and community based services revenue for the nine months ended September 30, 2006 was a decrease in our District of Columbia market of approximately $1.9 million described above.

Foster care services. The acquisitions of Maple Star Nevada and Oasis Comprehensive Foster Care Services LLC resulted in an increase in foster care services revenue of approximately $2.7 million for the nine months ended September 30, 2006 as compared to the same period one year ago. We continue to cross-sell our services which we anticipate will increase our foster care revenue. We are increasing our efforts to recruit additional homes in many of our markets which we expect will also increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $137.2 million for the nine months ended September 30, 2006 as compared to $112.9 million for the same prior year period. The combined effects of business growth and the addition of two management agreements acquired in connection with the acquisitions of Maple Services, LLC in 2005 and WD Management in April 2006 added approximately $3.3 million in additional management fees revenue for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Additionally, we earned an additional $484,000 for the nine months ended September 30, 2006 under our reinsurance and self-funded health insurance programs in which certain of the entities we manage participated which offset the general and professional liability, workers’ compensation and health insurance program expenses we record that are allocable to these managed entities. Further, we received an additional $147,000 for consulting services rendered for the nine months ended September 30, 2006 as compared to the same nine month period one year ago.

Operating expenses

Client service expense. Client service expense included the following for the nine months ended September 30, 2005 and 2006:

	Nine months ended September 30,

	2005	2006	Percent change
Payroll and related costs	$57,982,844	$75,394,794	30.0%
Purchased services	11,334,885	14,057,485	24.0%
Other operating expenses	9,169,894	12,534,327	36.7%
Stock-based compensation	—	55,211

Total client service expense	$78,487,623	$102,041,817	30.0%

Payroll and related costs. Our payroll and related costs increased for the nine months ended September 30, 2006, as compared to the same prior year period, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, as a result of acquiring CBH, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005, A to Z and FBS in February 2006 and IES in August 2006, our payroll and related costs increased by approximately $10.8 million in the aggregate for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of revenue, payroll and related costs remained relatively constant at approximately 55.5% from period to period.

Purchased services. Increases in the number of referrals requiring pharmacy, support services and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for the nine months ended September 30, 2006 as compared to the same period one year ago. As a percentage of revenue, purchased services decreased from 10.8% for the nine months ended September 30, 2005 to 10.3% for the three months ended September 30, 2006 due to a higher revenue growth rate as compared to the growth rate of purchased services expense.

Other operating expenses. As a result of our organic growth during the last twelve months ended September 30, 2006, we added several new locations that contributed to an increase in other operating expenses for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. The acquisitions of CBH, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005, A to Z and FBS in February 2006 and IES in August 2006 added approximately $1.7 million to other operating expenses for the nine months ended September 30, 2006. As a percentage of revenue other operating expenses increased from 8.8% to 9.2% from period to period primarily due to our acquisition activity.

Stock-based compensation. Stock-based compensation of approximately $55,000 for the nine months ended September 30, 2006, represents the amortization of the fair value of stock options and stock grants awarded to employees in June 2006 under our 2006 Plan. No stock-based compensation was recorded for the nine months ended September 30, 2005, as we followed the intrinsic value method to account for stock-based awards granted to employees at that time which did not require us to record stock-based compensation for awards granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Nine months ended September 30,

2005	2006	Percent change
$ 12,499,309	$16,997,517	36.0%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees, insurance costs related to certain managed entities we covered under our reinsurance and self-funded health insurance programs through June 2006 as well as increased professional services fees accounted for an increase of approximately $3.2 million of corporate administrative expenses for the nine months ended September 30, 2006 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were stock-based compensation, expenses related to bidding on new contracts, contributions made to educational not-for-profit organizations as well as costs associated with meetings of our board of directors partially offset by a decrease in accounting and auditing fees and an adjustment to decrease the reserve for our general and professional liability to more accurately reflect our estimate of professional liability at September 30, 2006. Furthermore, as a result of our growth during the twelve months ended September 30, 2006, rent and facilities management increased $1.3 million for the nine months ended September 30, 2006 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense increased from 12.0% for the nine months ended September 30, 2005 to 12.5% for the nine months ended September 30, 2006 primarily due to increased administrative salaries related to the addition of personnel required to provide services under our management agreements and higher rates of pay for employees.

Depreciation and amortization.

Nine months ended September 30,

2005	2006	Percent change
$ 1,405,937	$2,452,628	74.4%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of the fair value of the acquired management agreements with Care Development of Maine, FCP, Inc., Maple Services, LLC and WD Management. Also contributing to the increase in depreciation and amortization was the amortization of customer relationships related to the acquisition of Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005, A to Z and FBS in February 2006 and IES in August 2006 and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization increased from 1.3% to 1.8% from period to period due to increased amortization of management agreements and customer relationships related to our acquisition activity.

Non-operating (income) expense

Interest expense. Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT that resulted in a higher level of debt for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Interest income. The increase in interest income for the nine months ended September 30, 2006 as compared to the same prior year period resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.4%. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

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

Liquidity and capital resources

Sources of cash for the nine months ended September 30, 2006 were from operations, cash received upon exercise of stock options and proceeds from our follow-on public offering of our common stock completed in April 2006. Our balance of cash and cash equivalents was approximately $40.2 million at September 30, 2006, up from $9.0 million at December 31, 2005, primarily due to the proceeds from our follow-on offering of our common stock and cash received upon exercise of stock options partially offset by our acquisition activity during the nine months ended September 30, 2006, the repayment of a portion of our long-term debt, the payment of estimated income taxes due and insurance premiums. Of the total amount of cash at September 30, 2006, approximately $4.3 million is held by our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, to fund the activities and obligations of SPCIC. In addition, SPCIC is precluded from freely transferring funds through inter-company advances, loans or cash dividends. At December 31, 2005 and September 30, 2006, our total debt was approximately $18.3 million and $1.0 million, respectively.

Cash flows

Operating activities. Net income of approximately $8.7 million plus non-cash depreciation, amortization, deferred taxes and stock-based compensation of approximately $2.9 million was offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $11.8 million during the nine months ended September 30, 2006. The growth of our billed and unbilled accounts receivable during the nine months ended September 30, 2006 was in part due to our revenue growth and the timing of collections. In certain of our markets our payers have outsourced their claims processing function which has resulted in delays in the processing and payment of bills submitted. These delays result from processing new contract grants, contract renewals and final funding allocations. Further, we recognized approximately $2.5 million in home and community based services revenue for the nine months ended September 30, 2006 in excess of the annual funding allocation amount under our annual block purchase contract with CPSA which we expect to collect through supplemental payments subsequent to September 30, 2006.

Net estimated tax payments, a decrease in accrued payroll, accrued workers’ compensation and property and casualty insurance expense and the pay down of our accounts payable resulted in a further increase in cash used in operating activities of approximately $2.9 million. We generated cash flow from operating activities of approximately $1.9 million related to increased reinsurance liability reserves recorded during the nine months ended September 30, 2006 and the deferral of approximately $510,000 of revenue for the nine months ended September 30, 2006.

Investing activities. Net cash used in investing activities totaled approximately $17.9 million for the nine months ended September 30, 2006, and included net acquisition costs of nearly $13.6 million related to A to Z, FBS, WD Management IES and Correctional Services and adjustments to the costs related to certain acquisitions completed in 2005. Additionally, we paid approximately $3.4 million to secure standby letters of credit to guarantee available funds to pay claims losses of SPCIC under our general and professional liability and workers’ compensation reinsurance programs. Further, we provided separate bridge loans to A to Z and FBS prior to our acquisition of these entities in February 2006 under promissory notes issued by each entity whereby each entity could borrow up to $250,000 and $75,000, respectively. For the nine months ended September 30, 2006, we provided funds of $25,000 to A to Z and $75,000 to FBS under these promissory notes and we spent approximately $716,000 for property and equipment.

Financing activities. For the nine months ended September 30, 2006, we generated cash of approximately $50.3 million in financing activities. We issued common stock in connection with the follow-on offering of our common stock together with the exercise of vested stock options which provided net proceeds of approximately $67.8 million. This amount includes the benefit of the tax deduction in excess of the compensation costs recognized and deferred offering costs totaling approximately $1.1 million. Partially offsetting the increase in cash from financing activities was the repayment of substantially all principal and interest due under our loan and security agreement with CIT of approximately $17.0 million and repayment of amounts due under our notes payable related to the acquisition of Dockside Services, Inc. of $400,000.

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

Additionally, based on certain provisions of our loan and security agreement with CIT, all of our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. As of December 31, 2005 and September 30, 2006, the amount due us from CIT under this arrangement totaled approximately $2.3 million and $2.4 million, respectively.

We are required to maintain certain financial covenants under the second amended loan agreement. In addition, we are prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

At December 31, 2005 and September 30, 2006, our available credit under the revolving line of credit was $12.5 million and $16.0 million, respectively.

Promissory notes. We have four unsecured, subordinated promissory notes outstanding at September 30, 2006 in connection with certain acquisitions completed in 2004, 2005 and 2006 in the aggregate principal amount of approximately $1.0 million. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

Failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory notes issued to the sellers in connection with the acquisitions completed in 2004, 2005 and 2006, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory notes, the unpaid principal and any accrued and unpaid interest may become due immediately. In such event, a cross default could be triggered under the second amended loan agreement. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

Contingent obligations. In 2005 we entered into and closed on a purchase agreement to acquire all of equity interest in Maple Star Nevada. Under the earn out provision of this purchase agreement we were obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million. On September 25, 2006, we received a dispute notice from the seller disputing the amount of the earn out payment of approximately $971,000 made by us to the seller on September 6, 2006. As of the date of the filing of this report on Form 10-Q for the quarterly period ended September 30, 2006, the dispute has not been resolved. If the seller prevails under the dispute resolution provision of the purchase agreement, we may be obligated to pay the difference between the amount paid and the maximum earn out amount of $2.0 in the fourth fiscal quarter of 2006. The contingent consideration will be paid in cash.

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

In connection with the acquisition of A to Z, we were obligated to pay to the former members of A to Z in each of 2007, 2008 and 2009, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement based upon the future financial performance of A to Z. On July 7, 2006 and October 31, 2006, we entered into separate settlement agreements with the sellers of A to Z to release us from our obligation to make any additional purchase price payments to the sellers in exchange for $625,000 and $1.2 million (less approximately $300,000 for the sale by us to the seller of certain accounts receivable of A to Z) in cash, respectively, the payment of which was made by us to the seller on July 12, 2006 related to the July 7, 2006 settlement agreement and November 3, 2006 related to the October 31, 2006 settlement agreement. The settlement amounts were added to the cost of acquiring A to Z. As a result of these settlement agreements with the sellers, we have no further obligations to the sellers under the earn out provision of the purchase agreement.

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

We assumed certain liabilities in connection with our purchase of all of the assets of Correctional Services effective September 30, 2006. These liabilities include a deferred compensation liability limited to $250,000 and liabilities that may arise under any purchased asset, assigned contract or subcontract which we entered into simultaneously with the asset purchase agreement subject to certain limitations set forth in the asset purchase agreement.

When and if the earn out provision is triggered and paid under the purchase agreement with respect to Maple Star Nevada, AlphaCare, FBS and WD Management, we will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire these entities.

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

Management fees generated under our management agreements represented 8.2% and 8.6% of our revenue for the nine months ended September 30, 2005 and 2006, respectively. Fees generated under short term consulting agreements represented less than 1.0% of our revenue for the nine months ended September 30, 2005 and 2006. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services which generally includes selecting and employing the senior operations management personnel.

Management fee receivable at December 31, 2005 and September 30, 2006 totaled $6.6 million and $6.9 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of September 30, December 31, 2005, March 31, June 30, and September 30, 2006:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2005	$1,320,176	$944,815	$801,541	$2,148,061	$825,846
December 31, 2005	$1,548,203	$909,661	$849,320	$2,355,861	$960,137
March 31, 2006	$1,077,286	$893,484	$858,183	$2,935,162	$430,945
June 30, 2006	$1,408,236	$1,124,538	$923,865	$2,551,183	$1,800,586	(1)
September 30, 2006	$1,429,955	$1,256,061	$994,804	$2,482,515	$730,919

(1)	We experienced an increase in the amount of management fee receivable older than 180 days as of June 30, 2006 primarily due to year-end payer reconciliation processes and the conversion of our managed entities’ payers’ claims processing function from state Medicaid to Medicaid Health Maintenance Organizations. These events impacted our managed entities’ cash flows by creating short-term delays in claims processing which in turn affected the ability of our managed entities to pay their management fees during the three months ended June 30, 2006.

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

Our days sales outstanding for our managed entities decreased from 183 days at December 31, 2005 to 148 days at September 30, 2006.

Camelot Community Care, Inc. which represented approximately $3.7 million, or 53.8%, of our total management fee receivable at September 30, 2006, and Intervention Services Inc., referred to as ISI, which represented approximately $314,000, or 4.6%, of our total management fee receivable at September 30, 2006, each has its own stand-alone line of credit from CIT. The loan agreements between CIT and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of September 30, 2006, Camelot Community Care, Inc. had availability of approximately $1.7 million under its line of credit as well as $694,000 in cash and cash equivalents and ISI had availability of approximately $90,000 under its line of credit as well as approximately $70,000 in cash and cash equivalents.

The remaining $2.9 million balance of our total management fee receivable at September 30, 2006 was due from Rio Grande including certain members of the Rio Grande behavioral health network, The

.ReDCo Group, Care Development of Maine, FCP, Inc., Family Preservation Community Services, Inc., the two not-for-profit foster care providers formerly managed by Maple Services, LLC and Alternative Opportunities managed by WD Management.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Transactions with Maple Star Oregon, Inc. Upon our acquisition of Maple Services, LLC in August 2005, Mr. McCusker, our chief executive officer, Mr. Deitch, our chief financial officer, and Mr. Norris, our chief operating officer, comprised three of the five members of the board of directors of Maple Star Oregon, Inc., formerly managed by Maple Services, LLC. Maple Star Oregon, Inc., while a not-for-profit organization, is not a federally tax exempt organization and is required to file a federal income tax return. This entity is governed by a board of directors and state laws under which it is incorporated. As such, we believe that while certain of our executive officers hold positions on the respective boards of directors of these managed entities, the IRS rules under Section 501(c)(3) of the Internal Revenue Code regarding tax exempt not-for-profit organizations are not applicable to these entities. We provided management services to Maple Star Oregon, Inc. under a management agreement for consideration in the amount of approximately $647,000 for the nine months ended September 30, 2006, including an incentive bonus of $144,000 granted by the board of directors of Maple Star Oregon, Inc. to us for the nine months ended September 30, 2006, which were added to management fee receivable at September 30, 2006.

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

The following table summarizes our insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability (1)	April 12, 2007	$1,000,000	$350,000	$4,000,000
Workers’ compensation liability (2)	May 15, 2007	$250,000	$1,220,000	Up to applicable statutory limits

(1)	Effective April 12, 2006, our reinsurance policy with respect to our general and professional liability reinsurance program was renewed under substantially the same terms as the prior year’s policy. Pursuant to a renegotiation of this policy, effective May 23, 2006, SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.4 million and the expected loss as indicated by the most recent independent actuarial report dated January 27, 2006 is approximately $1.1 million; however, based upon our actual experience, we expect losses for the policy year to be approximately $350,000. The excess premium over our expected loss will be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage and to provide for surplus reserves. In addition, we are insured under an umbrella liability insurance policy providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)

Effective May 15, 2006, SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides us with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.2 million which is ceded to SPCIC. The expected loss as predicted by the most recent independent actuarial report dated January 27, 2006 is approximately $1.2 million. In addition, we have two workers’ compensation policies with this third-party insurer providing statutory limits in excess of the $250,000 reinsurance limit; one for California and one for all other states for which we are required to provide workers’ compensation insurance.

SPCIC had restricted cash of approximately $1.8 million at December 31, 2005 and approximately $5.2 million at September 30, 2006, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary and our judgment using historical data, and industry data and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Any obligations above our reinsurance program limits are our responsibility. At September 30, 2006, approximately 23% of the total liability assumed by SPCIC under our reinsurance programs is related to the designated entities managed by us that are covered under SPCIC’s reinsurance programs.

Health Insurance

We offer our employees and, through June 30, 2006, employees of certain entities we manage, an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2007. Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $658,000 and $592,000 as of December 31, 2005 and September 30, 2006, respectively, is recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

We charge our employees a portion of the costs of our self-funded and group health insurance programs, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between our projections and our actual experience is borne by us. Effective July 1, 2006, the managed entities that previously participated in our self-funded and non-self funded health programs obtained separate health insurance policies. We are estimating potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on our past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results.

Follow-on registered offering of common stock

On April 17, 2006, we completed a follow-on offering of common stock in connection with which we sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. We received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs totaling approximately $770,000. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the offering. Additionally, we have filed a shelf registration statement with respect to another 1.0 million shares of our common stock, which we may offer and sell on a delayed basis or continuous basis pursuant to rule 415 under the Securities Act of 1933. We intend to use the net proceeds we receive from any future offerings under this shelf registration to repay amounts then outstanding under our credit facility and the balance for general corporate purposes, including possible future acquisitions.

Recently issued accounting pronouncements

The Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”, or FIN 48, in June 2006, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation provides that the tax effects from an uncertain tax position can be recognized in an enterprise’s financial statements only if the enterprise determines that it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006. Early application of the provisions of this interpretation is encouraged. We are evaluating the effect, if any, of adopting FIN 48 on our consolidated financial statements.

FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS 157, in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 157 is encouraged. We have not determined the effect, if any, of adopting SFAS 157 on our consolidated financial statements.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108, in September 2006 setting forth guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements by applying the following methodologies: (1) quantify misstatements based on the amount of the error originating in the current year income statement and (2) quantify misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Under this guidance a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The guidance in SAB 108 is effective for evaluations made on or after November 15, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate and market risk

As of September 30, 2006, we had no borrowings under our revolving line of credit and acquisition term loan. Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with the provisions of our second amended loan agreement, we may activate an increase in the available credit under our revolving line of credit up to $25.0 million.

We have four unsecured, subordinated promissory notes outstanding at September 30, 2006 in connection with certain acquisitions completed in 2004, 2005 and during the nine months ended September 30, 2006 in the aggregate principal amount of approximately $1.0 million. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 641 contracts. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $14.0 million, or 10.3% of our revenues for the nine months ended September 30, 2006, pursuant to the annual block purchase contract in Arizona with The Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this report (September 30, 2006) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2006 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2006 covered by this report.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number		Description

2.1	(1)	Asset Purchase Agreement dated as of August 4, 2006 by and between Providence Community Services, Inc., a wholly-owned subsidiary of The Providence Service Corporation, and Ross Education, LLC and The Providence Service Corporation (as Guarantor).

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 9, 2006	By:	/S/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

2.1	(1)	Asset Purchase Agreement dated as of August 4, 2006 by and between Providence Community Services, Inc., a wholly-owned subsidiary of The Providence Service Corporation, and Ross Education, LLC and The Providence Service Corporation (as Guarantor).

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.