Form 10-K
period 2006-12-31
PROVIDENCE SERVICE CORP
filed 2007-03-16
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-50364

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5524 East Fourth Street, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code

(520) 747-6600

Securities registered pursuant to Section 12(b) of the Act:

(Title of each Class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

☐  Large accelerated filer        ☒  Accelerated filer         ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Stock Market LLC on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $324,006,557.

As of March 15, 2007, there were outstanding 11,584,371 shares (excluding treasury shares of 589,405) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2006, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1.    Business

We deliver privatized social services

We provide and manage government sponsored social services. Our counselors, social workers and behavioral health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. We do not own or operate any hospitals, residential treatment centers or group homes. Instead, we provide care primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life. Since our inception, we have grown from 1,333 clients served in a single state to over 71,000 clients served, either directly or through our managed entities, from 306 locations in 36 states and the District of Columbia as of December 31, 2006.

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

Social services environment

Many different agencies and programs, including welfare, child welfare and justice departments, public schools and state Medicaid programs, fund government social services. Historically, governments have provided social services directly to eligible individuals and have often provided these services in institutional settings. We believe there are growing trends in the United States toward privatization of government social services and the delivery of these social services in non-institutional settings. The following factors contribute to these trends:

•

Large population of eligible beneficiaries.    Government funded social services are available to persons who are eligible for assistance due to income level, emotional/educational disabilities or court order. The following statistics demonstrate the significant number of eligible beneficiaries:

•	37.0 million people were living in poverty in 2005 and 2004, up from 35.9 million in 2003;

•	46.0 million people were enrolled in Medicaid benefits in 2005;

•	33% of all students failed to attain high school diplomas in 2006;

•	There were 2.1 million juvenile arrests in 2005;

•	For federal fiscal year ended September 30, 2004, an estimated 2.0 million referrals were accepted by State and local child protective services agencies for investigation or assessment; and

•	Over 4.9 million adults were released to the community under probation or parole programs at December 31, 2005.

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

Medicaid funded programs

Medicaid is a state-administered program, jointly funded by the states and the federal government. Medicaid provides certain medical care services to qualified low-income persons. Federal spending on the Medicaid program was estimated to reach approximately $192 billion for fiscal year 2006.

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

Welfare programs

State governments and the federal government provide entitlement payments or benefits under the Temporary Assistance for Needy Families Program. The Census Bureau reports that approximately 37.0 million people lived below the poverty line in 2005 and 2004, up 1.1 million from 2003. Reforms to the welfare system have created incentives for states to achieve federally established goals regarding work participation, marriage, and pregnancy reduction. Reform legislation mandates that the changes be implemented rapidly. Moreover, welfare reforms have permitted private entities to determine eligibility for benefits. We believe that because of the rapid deployment of these welfare initiatives and the elimination of restrictions on privatization, government agencies will increasingly contract with private companies to provide services to welfare eligible individuals.

Child welfare programs

The child welfare system consists of state and federally funded agencies required by law to protect children from abuse or neglect. There were 2.0 million children referred to State and local child protective services agencies in 2004. These agencies may remove children from abusive homes and place them in other homes under the jurisdiction of a juvenile judge. If a child becomes a ward of the state, the state could be responsible for all aspects of the child’s care and custody until the child turns 18 years old. Often, children who are wards of the state are placed in foster care programs operating within the child welfare system. In 2005, there were 513,000 children in foster care in the United States, up from 260,000 in the 1980s. Child welfare agencies are increasingly engaging private entities to provide child welfare services, and in late 2005 a bill was passed that enables for-profit foster care agencies to receive Medicaid funds and federal foster care grants.

Juvenile justice programs

Juvenile justice programs include court, probation, parole, prevention and intervention programs addressing delinquent youth behavior. In 2005, there were 2.1 million juvenile arrests. Government entities have increasingly been the target of lawsuits filed by constitutional advocacy groups claiming that a reduction in the number of incarcerated youth is necessary. Due to the large number of juvenile arrests and detention and legal pressures, government entities are increasingly seeking assistance from private providers to develop and implement alternative juvenile correction services in order to reduce costs and provide more effective solutions to juvenile justice issues.

Education programs

Approximately 33% of all high school students in the United States failed to attain high school diplomas in 2006. Some of the common attributes of at-risk students are low socio-economic status and the existence of family and/or home problems. School reforms have been unable to address this growing problem of at-risk students. To manage this large population of at-risk students, schools are turning to outside service providers to provide additional support.

Adult corrections programs

At the end of 2005, there were more than 4.9 million persons on probation and parole in the United States. The adult correctional system creates a large and costly demand for social services subsequent to an inmate’s release from incarceration and during the periods of probation or parole. These services include transitional services, parole supervision and tracking and monitoring services. We believe government entities are increasingly seeking private companies to fulfill the growing need for adult correctional services on a more economical basis.

Our services

We provide home and community based services, foster care and provider management services, directly and through entities we manage. The following describes such services:

Home and community based counseling

•

Home based and intensive home based counseling.    Our home based counselors are trained professionals or para-professionals providing counseling services in the client’s own home. These services average 5 hours per client per week and can include individual, group or family sessions. Topics are prescriptive to each client and can include family dynamics, peer relationships, anger management, substance abuse prevention, conflict resolution, parent effectiveness training and misdemeanant private probation supervision.

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

•	Substance abuse treatment services. Our substance abuse treatment counselors provide services in the office, home and counseling centers designed especially for clients with drug or alcohol abuse problems. Our counselors use peer contracts, treatment group process and a commitment to sobriety as treatment methods. Our professional counseling, peer counseling and group and family sessions are designed to introduce clients dependent upon drugs or alcohol to a sober lifestyle.

•

School support services.    Our professional counselors are assigned to and stationed in public schools to assist in dealing with problematic and at-risk students. Our counselors provide support services such as teacher training, individual and group counseling, logical consequence training, anger management training, gang awareness and drug and alcohol abuse prevention techniques. In addition, we provide in-home educational tutoring in numerous markets where we contract with individual school districts to assist students who need assistance in learning.

•

Correctional services.    We provide misdemeanant private probation supervision services, including monitoring and supervision of those sentenced to probation, provision of effective rehabilitative services, and collection and disbursement of court-ordered fines, fees and restitution.

•

Workforce development.    We assist individuals to achieve their greatest potential to obtain and retain meaningful employment through services that include vocational evaluation, job placement, skills training, and support employment

Foster care

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

•

Flexible, decentralized operations model.    We provide our services under a decentralized, local model. We operate as a network of local and regional providers who are part of the communities they serve. Our local professionals have developed extensive relationships with payers and a reputation for providing cost effective, quality service to our clients. We believe this model increases our opportunities to obtain contracts. We give local managers responsibility and incentives for local revenue generation. At the same time, we hold our local managers accountable to stringent budgets, allowing us to control costs. Our operations model is easily scalable and allows our employees to focus on, and react quickly to, additional opportunities to provide our services.

•

Diverse payer and revenue base.    We generate revenue directly and on behalf of the entities whose operations we manage pursuant to 868 contracts with payers as of December 31, 2006. Virtually all of these payers are local and state government agencies and government intermediaries, each of which determines its own rates for services. While the federal government ultimately provides a significant portion of our payers’ funding, we do not currently contract directly with the federal government, and our contract rates are not federally determined.

•

Experienced management team.    Most members of our management team have significant experience as government executives, state agency officials and/or public company leaders. These professionals bring many years of experience in government sponsored social services and the healthcare, corrections and social services industries.

•

Wide range of services.    Within our core range of services, we provide intake, assessment and referral, client monitoring and mentoring, case management, home based counseling, substance abuse treatment, school support, in-home tutoring, private probation services and foster care services. Our proven track record has made us an attractive partner to, or manager of, not-for-profit organizations that contract to provide government sponsored social services. Our broad range of home and community based social services allows us to be a single-source provider of alternatives to institutional care.

•

Proven track record of successful growth.    Since our formation we have grown both internally and through the consummation and integration of fifteen acquisitions since our initial public offering in August 2003. See “—Our acquisition history.”

Our growth strategy

We intend to continue to grow as a provider of home and community based social services to individuals and families in home and community based settings. The key elements of our growth strategy are as follows:

•

Broaden service offerings.    We intend to expand our menu of non-institutional services in order to respond to the evolving needs of our clients and capitalize on cross-selling opportunities with existing payers. Historically, cross-selling our services has been an effective method of expanding our business. We believe these examples demonstrate our ability to generate additional business in markets where we have existing relationships.

•

Expand organically into new markets.    We intend to offer our services in new geographic markets that are contiguous to existing markets or where we believe we can establish a significant presence. We started providing services through two locations in one state in 1997 and now provide services through 306 locations in 36 states and the District of Columbia either directly or through entities we manage. During 2006, excluding our expansion through acquisitions, we opened an aggregate total of 21 locations in Arizona, California, Nevada, North Carolina, Pennsylvania and Texas. In addition, our 2004 acquisition in California has provided a local base from which to bid on contracts under the state’s Mental Health Services Act, intended to transform their public mental health system. As of December 31, 2006, we have won four of six awards in Orange County, one contract in San Diego County and still have additional bid activity pending in San Diego and Los Angeles Counties.

•

Pursue strategic acquisitions.    We intend to continue to seek acquisition opportunities that we believe will allow us to move into new geographic markets, broaden our services or expertise, expand our client base and/or develop local relationships. During 2006, we expanded our human services delivery platform through the acquisition of three new service lines. We added misdemeanant private probation supervision services, workforce development and home based educational tutoring; which receive funding under the judicial system; Workforce Investment Act; and the No Child Left Behind Act.

Our acquisition history

Our business grows internally through organic expansion into new markets and increases in the number of clients we service. We also grow externally through acquisitions of companies and/or their service contracts in areas where we see opportunities, either for expansion of our service platform in existing markets or expansion of our geographic footprint into new markets.

During our first year of operations, we acquired Parents and Children Together, Inc. (now known as Providence of Arizona, Inc.) and Family Preservation Services, Inc., which provided the foundation upon which our business was built. In 2002, 2003, 2004 and 2005 we completed the following acquisitions which broadened our home based and foster care platform and expanded our reach into several new states:

2002	2003

• Camelot Care Corporation	• Cypress Management Services, Inc.

2004	2005

• Dockside Services, Inc.	• Children’s Behavioral Health, Inc.

• Rio Grande Management Company, LLC	• Maple Star Nevada & Maple Services, LLC

• Pottsville Behavioral Counseling Group, Inc. (now known as Providence Community Services, Inc.)	• AlphaCare Resources, Inc. & Transitional Family Services, Inc.

• Management agreements with Care Development of Maine & FCP, Inc.	• Drawbridges Counseling Services, LLC & Oasis Comprehensive Foster Care LLC

• Community services division of Aspen Education Group, Inc. including Choices Group, Inc., Aspen MSO (now known as Providence Community Services, LLC) and College Community Services.

Since December 31, 2005, we have completed and integrated the following additional strategic acquisitions, for an aggregate purchase price of approximately $17.6 million:

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

•

On February 27, 2006, we acquired all of the equity interest in Family Based Strategies, Inc., or FBS, a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to us by FBS at the date of acquisition. We have determined that the negative net working capital results in no payment being due for this portion of the purchase price. The purchase price also included the payoff of certain debt of FBS in the amount of approximately $180,000 that was paid by us on the date of acquisition. In accordance with certain provisions in the purchase agreement, we may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. This acquisition expands our presence in North Carolina and provides entry into New Jersey.

•

Effective April 1, 2006, we acquired all of the equity interest in W.D. Management, L.L.C., or WD Management, a Missouri based management company that provides management services in Missouri. The purchase price included $1.0 million in cash, in addition to which we may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. This acquisition expands our management of workforce development services.

•

Effective August 1, 2006, we acquired substantially all of the assets of Innovative Employment Solutions, or IES, a division of Ross Education, LLC. IES is a Michigan based provider of workforce development services. IES also provides workforce development services in Pennsylvania, West Virginia and New York. The purchase price consisted of cash of $9.0 million which included $1.2 million for excess working capital received at closing under a working capital adjustment provision of the purchase agreement (less approximately $1.3 million placed into escrow as security against indemnification obligations, working capital adjustments and payment of the purchase price). This acquisition expands our existing workforce development service continuum.

•

Effective September 30, 2006, we acquired all of the assets of the Correctional Services Business of Maximus, Inc., or Maximus. The business provides misdemeanant private probation supervision services in Florida, Georgia, South Carolina, Tennessee and Washington. The purchase price consisted of cash of $3.0 million and the assumption of deferred compensation liabilities limited to $250,000 and contingent liabilities related to the purchased assets, assigned contracts, and subcontract agreement described below that was entered into simultaneously with this asset purchase agreement. The acquisition closed on October 5, 2006 and was effective as of September 30, 2006 except for those locations where payer consent or provider certification was required as set forth in the agreement. From September 30, 2006 until all payer consents or provider certifications were obtained, we provided services to those locations where payer consent or provider certification was not obtained as of October 5, 2006 under a subcontract with Maximus. Subsequent to October 5, 2006, all payer consents and provider certifications were obtained and the subcontract agreement was terminated. This acquisition provides an entry into the State of Washington and further expands our human services delivery platform and enables us to introduce private probation services into additional markets where privatized probation services are sponsored.

•

Effective January 1, 2007, we acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown Development Services, Inc. The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash of $500,000 (less $100,000 placed in to escrow to cover possible indemnity obligations). The purchase price was funded by cash from operating activities. This acquisition further expands our home and community based services in Pennsylvania.

Revenue and payers

We derive substantially all of our revenue from contracts with state or local government agencies, government intermediaries or the not-for-profit social services organizations we manage. A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable pursuant to a fixed monthly fee. Approximately 68.2% of our revenue for the fiscal year ended December 31, 2006 was related to fee-for-service arrangements. A majority of our contractual agreements to provide home and community based services and foster care services contain fee-for-service payment arrangements. A significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations). Additionally, these contracts permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

Revenues from our cost based service contracts in California are generally recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. Annually, we submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 13% of our revenue for the year ended December 31, 2006.

We provide services under one annual block purchase contract in Arizona with The Community Partnership of Southern Arizona. Effective July 1, 2005, we are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. With the approval of the Arizona State Medicaid Authority we no longer have to provide services to every client referred under this contract effective September 1, 2006, but we are obliged to provide services only to those clients with a demonstrated medical necessity. Since then we have been able to operate within the annual funding allocation guidelines. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. Our revenues under the annual block contract represented 9.5% of our total revenues for the year ended December 31, 2006.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships, or providing administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 8.3% of our revenue for the year ended December 31, 2006.

We are self-insured with regard to a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by us under reinsurance programs through our wholly-owned captive insurance subsidiary. Further, we offered health insurance coverage to employees of certain entities we manage under our self-funded health insurance program through June 2006. In exchange for this liability coverage we received a reimbursement equal to the pro-rata share of the participating managed entities’ costs related to our reinsurance and self-funded health insurance programs. We recorded amounts received from these managed entities as management fees revenue. Revenues related to these arrangements totaled approximately $891,000 for the year ended December 31, 2006, and represented less than 1.0 % of our revenue for the same period.

We have also entered into short-term consulting agreements with several other social services providers, pursuant to which we are retained to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services. In exchange for these services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. Fees earned pursuant to our consulting agreements are accounted for as management fees revenue and represented less than 1.0% of our revenue for the year ended December 31, 2006.

Employees

Job type	At December 31, 2006	% of total
Clinical	5,872	86.0%
Administrative	956	14.0%

Total	6,828	100.0%

As of December 31, 2006, our operations were conducted with 2,811 full-time and 758 part-time direct care and administrative personnel. Of this employee census, 3,070 are social service providers and 499 are administrative personnel. The operations of the entities we manage were conducted with 2,328 full-time and 931 part-time direct care and administrative personnel. Of this employee census, 2,802, are social service providers and 457, are administrative personnel, (including approximately 27 personnel employed by one of our managed entities in New Mexico under youth employment services programs where the managed entity receives funding from contracting payers to employ eligible youths in various local community enhancement and maintenance positions). Of these employees, excluding those employees employed under the youth employment services program in New Mexico, a substantial portion have attained bachelors degrees or higher, a number of those with bachelors degrees have attained masters degrees or higher and some hold Ph.D. or M.D. degrees. We have various levels of social service providers and administrators that range from behavioral health technicians to medical directors. The minimum qualifications, education and experience of direct care providers vary by level and range from a bachelors degree with up to two years of experience at the para-professional clinician level to a masters or Ph.D. degree with a state certification or license to provide direct care at the professional clinician level.

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

We believe that our future success depends in part on our ability to attract and retain qualified employees at all levels. None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are good because we offer competitive compensation, including stock-based compensation, training, education assistance and career advancement opportunities. By offering competitive compensation and benefit packages to our employees, we believe we are able to consistently deliver high quality service, recruit qualified candidates and increase employee confidence, satisfaction and retention.

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

Competition

The social services industry is a highly fragmented industry. We compete for clients with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. On a national level, there are very few organizations that compete for local, county and state contracts to provide the types of services we offer. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in certain markets for foster care services. Many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc., Psychiatric Solutions, Inc. and The Devereaux Foundation. While we believe that we compete on the basis of price and quality, many of our competitors have greater financial, technical, political and marketing resources, name recognition, and a larger number of clients and payers than we do. In addition, some of these organizations offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

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

Health information practices

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the United States Department of Health and Human Services, or DHHS, issued rules to define and implement standards for the electronic transactions and code sets for the submission of transactions such as claims, and privacy and security of individual health information in whatever manner it is maintained.

In February 2006, DHHS published its Final Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule. This enforcement rule addresses, among other issues, DHHS’s policies for determining violations and calculating civil monetary penalties, how DHHS will address the statutory limitations on the imposition of civil monetary penalties, and various procedural issues. The rule extends enforcement provisions currently applicable to the health care privacy regulations to other HIPAA standards, including security, transactions and code sets.

We have taken steps to ensure compliance with HIPAA and we are monitoring compliance on an ongoing basis.

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

Item 1A.    Risk Factors

The following risks should be read in conjunction with other information contained, or incorporated by reference, in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section and our consolidated financial statements and related notes. If any of the following risks actually occurs, our business, financial condition and operating results could be adversely affected.

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

Currently, many of the states in which we operate are facing budgetary shortfalls. While we have not yet experienced any rate or contract reductions as a result of these budgetary shortfalls, we are not immune to such consequences. In addition, in some states eligibility requirements for social services clients have been tightened to stabilize the number of eligible clients, which reduces the size of our potential market in those states. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue.

Our contracts are not only short-term in nature but can also be terminated prior to expiration, without cause and without penalty to the payers, and there can be no assurance that they will survive until the end of their stated terms or that upon their expiration these contracts will be renewed or extended.

Most of our contracts contain base periods of only one year. While some of them also contain options for renewal, usually successive six month or one year terms, payers are not required to extend their contracts into these option periods. In addition, a significant number of our contracts not only allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations) but also permit the payer to terminate the contract at any time prior to its stated expiration date. In most cases the payer may terminate the contract without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated. The failure of payers to renew or extend significant contracts or their early termination of significant contracts could adversely affect our financial performance. We cannot anticipate if, when or to what extent a payer might terminate its contract with us prior to its expiration or fail to renew or extend its contract with us.

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

We derive a significant amount of our revenues from a few payers, which puts us at risk.

We provide, or manage the provision of, government sponsored social services pursuant to 868 contracts as of December 31, 2006. One of these contracts, our contract with The Community Partnership of Southern Arizona, referred to as CPSA, an Arizona not-for-profit organization, which is our oldest contract and our only annual block purchase contract, generated approximately 12.1% and 9.5% of our revenues for the years ended December 31, 2005 and 2006. Our next five largest revenue producing contracts represented, in the aggregate, approximately 19.6% and 20.7% of our revenues for such periods. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

Our contract with CPSA requires us to provide a sufficient level of encounters to support the year-to-date payments received under the contract and provide necessary services that may exceed the associated reimbursement.

Our agreement with CPSA specifies that we are to provide or arrange for behavioral health services to certain eligible populations of beneficiaries as defined in the contract. We must provide a full range of behavioral health clinical, case management, therapeutic and administrative services. With the approval of the Arizona State Medicaid Authority we no longer have to provide services to every client referred under this contract effective September 1, 2006, but we are obliged to provide services only to those clients with a demonstrated medical necessity. Since then we have been able to operate within the annual funding allocation guidelines. Our annual funding allocation amount is subject to increase when our encounters exceed the contract amount; however, such increases in the annual funding allocation amount are subject to government appropriation and may not be approved. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

Under our CPSA contract, we are required to regularly submit service encounter data to CPSA electronically, and CPSA is obligated to monitor the service encounter value. If our service encounter value exceeds the year-to-date payments made to us, CPSA at its discretion (subject to available state funding) may compensate us for service encounter value in excess of the annual funding allocation amounts. Conversely, if at any time the service encounter value is not sufficient to support year-to-date payments made to us or if we fail to provide data sufficient to permit accurate monitoring of our service encounter value, CPSA has the right to suspend payments to us or recoup funds already paid to us.

We recognize revenue from our CPSA contract equal to the service encounter value, which represents the value of the actual services rendered, as more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Critical accounting policies and estimates” in this report. CPSA monitors our service encounter value based upon data submitted by us electronically. If our service encounter value exceeds amounts paid to us under this contract (equal to one-twelfth of the annual contract amount on a monthly basis), we recognize revenue in excess of the annual funding allocation amount if collection is reasonably assured. For the contract year ended June 30, 2006 and for the first six months of the contract year ending June 30, 2007, the amount of revenue we recognized in excess of amounts paid to us as of December 31, 2006 amounted to approximately $4.5 million. Of this amount we collected $500,000 as of December 31, 2006.

In accordance with our accounting policy related to allowance for doubtful accounts, which is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Critical accounting policies and estimates” in this report, we reserved 100% of the remaining amounts accrued in excess of the annual funding allocation amount for the contract year ended June 30, 2006, or approximately $4.0 million, in 2006.

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

Approximately 13% of our revenues for the year ended December 31, 2006 were derived from cost based service contracts in California for which we record revenue at one-twelfth of the annual contract amount less allowances for certain contingencies, which puts us at risk that we may be required to subsequently refund a portion of our recorded revenues for such contracts.

Our cost based service contracts require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. For the year ended December 31, 2006, revenues from these contracts represented approximately 13% of our total revenues for the period. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds.

Our results of operations will fluctuate due to seasonality.

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on our operating results and operating cash flows. As we have grown our home and community based services business, our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. Moreover, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. Further, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding our company. In that event, the price of our common stock could decline substantially.

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

Under current law, in order to privatize certain functions of government programs, the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver or withdraw approval of any granted waiver, the state or local agency will be unable to contract with a for-profit entity, such as us, to provide the service. Failure by state or local agencies to obtain consents and/or waivers could adversely affect our continued business and future growth.

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

Since some government agencies in certain of our markets prefer or require contracts for privatized social services to be administered through not-for-profit organizations, we rely on our long-term relationships with not-for-profit organizations to provide services to these government agencies. We currently maintain strategic relationships with 17 not-for-profit social services organizations with which we have management contracts of varying lengths, 14 of which are federally tax exempt organizations.

Our strategic relationships with tax exempt not-for-profit organizations are similar to those in the hospital management industry where tax exempt or faith based not-for-profit hospitals are managed by for profit companies.

Federal tax laws require that the boards of directors of not-for-profit tax exempt organizations be independent. The boards of directors of the tax exempt not-for-profit organizations for which we provide management services have a majority of independent members. The board members are predominately selected from independent members of the local community in which the not-for-profit entity operates. Decisions regarding our business relationships with these not-for-profit entities are made by their independent board members including approving the management fees we charge to manage their organizations and any discretionary bonuses. Federal tax laws also require that the management fees we charge the not-for-profit entities we manage be fixed and at fair market rates. Typically, a fairness opinion is obtained by the not-for-profit entities we manage from an independent third party valuation consultant that substantiates the fair market rates.

If the Internal Revenue Service determined that any tax exempt organization was paying more than market rates for services performed by us, the managed entity could lose its tax exempt status and owe back taxes and penalties.

Generally, under state law, not-for-profit entities may pay no more than reasonable compensation for services rendered. If the compensation paid to us by these not-for-profit entities is deemed unreasonable, then the state could take action against the not-for-profit entity which could adversely affect us.

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

We are self-insured with regard to a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by us under reinsurance programs through our wholly-owned captive insurance subsidiary. In the event that our actual reinsured losses and the reinsured losses of the certain designated entities managed by us increase unexpectedly or exceed our estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in costs, we will continue to evaluate the levels of claims we include in our self-insurance program. Any increases to this program increase our risk exposure and therefore increase the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

We could be subject to significant state regulation and potential sanctions if our health care benefits program is deemed to be a multiple employer welfare arrangement.

For the purpose of managing and providing employee healthcare benefits we deem ourselves to be a single employer under Section 3(5) of ERISA with regard to our own employees as well as the employees of certain of our managed entities covered by our healthcare benefit program to whom we offered healthcare benefits through June 2006. The Department of Labor or individual states could disagree with our interpretation and consider our program to be a multiple employer welfare arrangement, or MEWA, and, as such, subject to regulation by state insurance commissions. If involuntarily deemed a MEWA, our cost to manage the state-by-state regulatory environment for the self-funded portion of our health insurance program would be prohibitive and we could, as a result, elect to maintain our self-funded health insurance plan only for our owned entities, forcing the three managed entities currently included in our self-funded plan to negotiate and purchase their own health benefits. In addition, if our health care benefits program is determined to be a MEWA, civil and/or criminal sanctions are possible.

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

We anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception, including fifteen since our initial public offering in August 2003. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

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

We compete for clients and for contracts with a variety of organizations that offer similar services. Most of our competition consists of local social service organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in existing markets for foster care services. In addition, many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc., Psychiatric Solutions, Inc. and The Devereaux Foundation. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients and/or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

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

Due to our access, use or disclosure of health information relating to individuals, we are subject to the privacy mandates of HIPAA.

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

In February 2006, DHHS published its Final Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule. This enforcement rule addresses, among other issues, DHHS’s policies for determining violations and calculating civil money penalties, how DHHS will address the statutory limitations on the imposition of civil monetary penalties, and various procedural issues.

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

Item 1B.    Unresolved Staff Comments

In 2006, the Staff of the Securities and Exchange Commission reviewed our annual report on Form 10-K for the year ended December 31, 2005, and there are no unresolved comments from this review or any other known review as of the date of the filing of this report on Form 10-K for the year ended December 31, 2006.

Item 2.    Properties

We lease our approximately 4,000 square foot corporate office building in Tucson, Arizona under a seven year lease which became effective October 1, 2005. The monthly base rental payment under this lease as of December 31, 2006 in the amount of approximately $5,686 is subject to an annual 3% increase over the initial term of the lease. In connection with the performance of our contracts and the contracts of our managed entities, we lease 197 offices and our managed entities lease 107 offices for management and administrative functions. The lease terms vary and are generally at market rates.

We acquired a 5,760 square foot office building in Pottsville, Pennsylvania in connection with the acquisition of Providence Community Services, Inc. (formerly known as Pottsville Behavioral Counseling Group, Inc.), which is free of any mortgage. We believe that our properties are adequate for our current business needs. Further, we believe that we can obtain adequate space to meet our foreseeable business needs.

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

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 9, 2007, there were 12 holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ:

	High	Low
2006
Fourth Quarter	$28.15	$22.37
Third Quarter	$28.50	$22.35
Second Quarter	$34.50	$25.91
First Quarter	$33.17	$27.71

2005
Fourth Quarter	$33.40	$25.97
Third Quarter	$31.42	$23.33
Second Quarter	$26.65	$22.13
First Quarter	$23.70	$18.61

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for the Company’s Common Stock, Nasdaq Health Index and Russell 2000 Index assuming an investment of $100 in each on August 19, 2003, the date the Company’s Common Stock began trading on NASDAQ.

Performance Graph Data Points	8/19/2003	12/03	12/04	12/05	12/06
THE PROVIDENCE SERVICE CORP.	$100.00	$116.64	$149.86	$205.64	$179.50
NASDAQ HEALTH SERVICES	100.00	112.06	131.11	178.22	169.59
RUSSELL 2000 INDEX	100.00	111.96	131.55	135.92	159.12

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our loan and security agreement with CIT Healthcare LLC if there is a default under such agreement or if the payment of a dividend would result in a default. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Equity Compensation Plans

See “Equity Compensation Plans” under Part III-Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plans.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data, other financial data and other data. The selected financial data for the fiscal year ended June 30, 2002, the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005 and 2006 are derived from our audited consolidated financial statements. The selected consolidated financial data for the six months ended December 31, 2001 and for the twelve months ended December 31, 2002 are derived from our unaudited consolidated financial statements and include all adjustments, consisting of normal and recurring adjustments, that we considered necessary for a fair presentation of our financial position and results of operation as of and for such periods. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” all of which are included elsewhere in this report.

	Fiscal Year Ended June 30, 2002	Six Months Ended December 31,		Twelve Months Ended December 31, 2002	Fiscal Year Ended December 31,
		2001	2002 (1)		2003 (4)	2004 (4)	2005 (4)(5)	2006 (4)(5)(6)
		(unaudited)		(unaudited)
	(in thousands, except for per share data and “Other data”)
Statement of operations data:
Revenues:
Home and community based services	$28,565	$13,435	$16,614	$31,745	$42,294	$73,106	$115,466	$152,067
Foster care services	2,646	—	4,811	7,456	10,513	13,178	15,795	21,913
Management fees	1,616	364	1,315	2,567	6,469	10,682	14,447	17,877

Total revenues	32,827	13,799	22,740	41,768	59,276	96,966	145,708	191,857
Operating expenses:
Client service expense	27,848	12,151	20,145	35,842	45,284	71,884	108,939	149,516
General and administrative expense	2,869	1,045	2,496	4,319	6,209	12,179	18,178	23,437
Depreciation and amortization	480	138	361	704	904	1,325	2,094	3,463
Goodwill amortization	—	—	—	—	—	—	—

Total operating expenses	31,197	13,334	23,002	40,865	52,397	85,388	129,211	176,416

Operating income (loss)	1,630	465	(262)	903	6,879	11,578	16,497	15,441
Non-operating (income) expenses
Interest expense, net	755	133	837	1,460	1,562	258	765	(601)
Put warrant accretion	—	—	3,569	3,569	631	—	—	—
Write-off of deferred financing costs	—	—	—	—	412	—	—	—
Equity in earnings of unconsolidated affiliate	(214)	(97)	(129)	(247)	(64)	—	—	—

Income (loss) before income taxes	1,089	429	(4,539)	(3,879)	4,338	11,320	15,732	16,042
(Benefit) provision for income taxes	(254)	(127)	180	52	1,692	4,235	6,307	6,661

Net income (loss)	1,343	556	(4,719)	(3,931)	2,646	7,085	9,425	9,381
Preferred stock dividends	386	193	193	387	3,749	—	—	—

Net income (loss) available to common stockholders	$957	$363	$(4,912)	$(4,318)	$(1,103)	$7,085	$9,425	$9,381

	Fiscal Year Ended June 30, 2002	Six Months Ended December 31,		Twelve Months Ended December 31, 2002	Fiscal Year Ended December 31,
		2001	2002 (1)		2003 (4)	2004 (4)	2005 (4)(5)	2006 (4)(5)(6)
		(unaudited)		(unaudited)
	(in thousands, except for per share data and “Other data”)
Net income (loss) per share data:
Diluted	$0.35	$0.16	$(2.42)	$(2.19)	$(0.25)	$0.76	$0.95	$0.80
Weighted average shares outstanding:
Diluted	3,496	3,180	2,029	1,970	4,432	9,355	9,885	11,676
Other financial data:
Managed entity revenue (2) (unaudited)	$30,778	$9,485	$24,798	$46,092	$62,795	$121,038	$151,037	$187,110
Other data (3) (unaudited):
States served	16	9	16	16	18	21	25	36
Locations	84	45	88	88	99	151	204	306
Employees	1,158	611	1,303	1,303	1,721	3,583	4,930	6,828
Direct	754	599	880	880	1,098	1,886	2,531	3,569
Managed	404	12	423	423	623	1,697	2,399	3,259
Contracts	155	95	158	158	202	312	527	868
Direct	108	91	111	111	134	196	281	558
Managed	47	4	47	47	68	116	246	310
Clients	10,785	8,492	10,730	10,730	13,371	29,066	35,646	71,134
Direct	3,763	3,713	4,375	4,375	5,729	15,421	18,893	48,039
Managed	7,022	4,779	6,355	6,355	7,642	13,645	16,753	23,095

	As of December 31,
	2002	2003 (7)	2004	2005	2006 (8)(9)
Balance sheet data:
Cash and cash equivalents	$1,019	$15,004	$10,657	$8,994	$40,703
Total assets	24,794	53,288	75,921	119,013	192,335
Total current liabilities	9,384	7,316	10,590	19,543	28,599
Long-term obligations	10,831	2,239	733	14,241	619
Other liabilities	3,569	—	—	3,983	4,061
Mandatorily redeemable convertible preferred stock	5,652	—	—	—	—
Total stockholders’ equity (deficit)	(4,642)	43,733	64,598	81,246	159,056

(1)	In May 2003, we changed our fiscal year end from June 30 to December 31. As a result, the six months ended December 31, 2002 is presented as a transitional period.
(2)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue.
(3)	“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities. “States served” excludes the District of Columbia. “Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.

(4)	Several acquisitions were completed in the fiscal years ended December 31, 2003, 2004, 2005 and 2006, which affected the comparability of the information reflected in the selected financial data. See the subheading “Acquisitions” and the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report for information regarding the affect these transactions had on our financial condition and results of operations for the periods presented.
(5)	Home and community based services revenue for 2005 and 2006 included approximately $3.6 million and $2.5 million of revenue, respectively, under our annual block purchase contract in excess of the annual funding allocation amount.
(6)	In 2006 we reserved approximately $4.0 million of the revenue accrued in 2005 and 2006 (noted in footnote (5) above) under our annual block purchase contract in excess of the annual funding allocation amount.
(7)	Includes our deposit with the sellers in December 2003 of the $820,000 cash purchase price associated with our January 1, 2004 acquisition of the remaining 50% interest in Rio Grande Management Company.
(8)	On April 17, 2006, we completed a follow-on offering of common stock in connection with which we sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. We received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs totaling approximately $770,000.
(9)	On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from our following-on offering of common stock completed on April 17, 2006.

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

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have grown both organically by increasing our capacity to provide services in previously underserved geographic areas through the development of new programs and by consummating strategic acquisitions to enter new states and to gain expertise in new service areas. For example, our 2004 acquisition in California has provided a local base from which to bid on contracts under the state’s Mental Health Services Act, intended to transform their public mental health system. As of December 31, 2006, we have won four of six awards in Orange County, one contract in San Diego County and still have additional bid activity pending in San Diego and Los Angeles Counties. Other states that are increasing their privatization efforts include North Carolina, where our wholly owned subsidiary, Family Preservation Services of North Carolina, Inc., was awarded approximately 4,000 clients under the state’s accelerating privatization initiatives for its mental health, developmental disabilities and substance abuse services, New Jersey, where we recently won a contract to provide foster care services, and Pennsylvania and Arizona, where we continue to gain clients.

As part of our growth strategy we have entered into the in-home tutoring, workforce development and private probation services markets and expanded our presence in existing markets through several acquisitions which were completed in 2006 discussed below. As of December 31, 2006, we provided services directly and through the entities we manage to over 71,000 clients from 306 locations in 36 states and the District of

Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

We also pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions is generally accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage by expanding through acquisitions. We also must integrate the acquired business into our operations which could disrupt our business and we may not be able to realize operating and economic efficiencies upon integration. Finally, our acquisitions involve purchase prices in excess of the fair value of tangible assets and cash or receivables. This excess purchase price is allocated to intangible assets and is subject to periodic evaluation and impairment or other write downs that are charges against our earnings.

In all our markets we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served, as that particular metric is the key driver of our revenue growth. We also focus on the number of employees as that is our most important variable cost and the key to the management of our operating margins.

Acquisitions

Since December 31, 2005, we have completed the following acquisitions:

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

•

On February 27, 2006, we acquired all of the equity interest in Family Based Strategies, Inc., or FBS, a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to us by FBS at the date of acquisition. This portion of the purchase price will be paid upon the final determination of FBS’ working capital. The purchase price also included the payoff of debt obligations of FBS in the amount of approximately $180,000 that was paid by us on the date of acquisition. In accordance with certain provisions in the purchase agreement, we may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. This acquisition expands our presence in North Carolina and provides entry into New Jersey.

•

Effective April 1, 2006, we acquired all of the equity interest in W.D. Management, L.L.C., or WD Management, a Missouri based management company that provides management services in Missouri. The purchase price included $1.0 million in cash, in addition to which we may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. This acquisition expands our management of workforce development services.

•

Effective August 1, 2006, we acquired substantially all of the assets of Innovative Employment Solutions, or IES, a division of Ross Education, LLC. IES is a Michigan based provider of workforce development services. IES also provides workforce development services in Pennsylvania, West Virginia and New York. The purchase price consisted of cash of $9.0 million which included $1.2 million for excess working capital received at closing under a working capital adjustment provision of the purchase agreement (less approximately $1.3 million placed into escrow as security against indemnification obligations, working capital adjustments and payment of the purchase price). This acquisition expands our existing workforce development service continuum.

•

Effective September 30, 2006, we acquired all of the assets of the Correctional Services Business (referred to as Correctional Services) of Maximus, Inc., or Maximus. The business provides misdemeanant private probation supervision services in Florida, Georgia, South Carolina, Tennessee and Washington. The purchase price consisted of cash totaling $3.0 million, the assumption of deferred compensation liabilities limited to $250,000, and contingent liabilities related to the purchased assets, assigned contracts, and subcontract agreement described below that was entered into simultaneously with this asset purchase agreement. The acquisition closed on October 5, 2006 and was effective as of September 30, 2006 except for those locations where payer consent or provider certification was required as set forth in the agreement. From September 30, 2006 until all payer consents or provider certifications were obtained, we provided services to those locations where payer consent or provider certification was not obtained as of October 5, 2006 under a subcontract with Maximus. Subsequent to October 5, 2006, all payer consents and provider certifications were obtained and the subcontract agreement was terminated. This acquisition provides an entry into the State of Washington and further expands our human services delivery platform and enables us to introduce private probation services into additional markets where privatized probation services are sponsored.

•

Effective January 1, 2007, we acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown Development Services, Inc., or Raystown. The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash of $500,000 (less $100,000 placed in to escrow to cover possible indemnity obligations). The purchase price was primarily funded from our operating cash. This acquisition was effective as of January 1, 2007 and further expands our home and community based services in Pennsylvania.

The cash portion of the purchase price of the A to Z and FBS acquisitions was funded from our credit facility with CIT. The purchase price of the WD Management, IES, Correctional Services and Raystown acquisitions was funded by cash flow from operations, proceeds from the issuance of our common stock pursuant to stock option exercises and proceeds from the follow-on offering of our common stock completed in April 2006.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require our most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, our management agreement relationships, loss reserves for certain reinsurance and self-funded insurance programs, and stock-based compensation.

Revenue recognition

We recognize revenue at the time services are rendered at predetermined amounts stated in our contracts and when the collection of these amounts is considered to be reasonably assured.

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

Fee-for-service contracts.    Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 63.6% and 68.2% of our revenue for the years ended December 31, 2005 and 2006.

Cost based service contracts.    Revenues from our cost based service contracts in California are recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of income in the year of settlement. Cost based service contracts represented approximately 14.4% and 13% of our revenue for the years ended December 31, 2005 and 2006.

Annual block purchase contract.    Our annual block purchase contract with The Community Partnership of Southern Arizona, referred to as CPSA, requires us to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. With the approval of the Arizona State Medicaid Authority we no longer have to provide services to every client referred under this contract effective September 1, 2006, but we are obliged to provide services only to those clients with a demonstrated medical necessity. Since adopting the medical necessity criteria, we have been able to operate within the annual funding allocation guidelines. Our annual funding allocation amount is subject to increase when our encounters exceed the contract amount; however, such increases in the annual funding allocation amount are subject to government appropriation and may not be approved. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

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

We recognize revenue from our annual block purchase contract corresponding to the service encounter value. If our service encounter value is less than 90% of the amounts received from CPSA, we recognize revenue equal to the service encounter value and defer revenue for any excess amounts received. CPSA has not reduced, withheld, or suspended any payments and we believe our encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

If our service encounter value equals 90% of the amounts received from CPSA, we recognize revenue at the contract amount, which is one-twelfth of the established annual contract amount each month.

If our service encounter value exceeds 90% of the contract amount, we recognize revenue in excess of the annual funding allocation amount if collection is reasonably assured. Prior to September 30, 2006, evidence that the collection of additional revenue over the contractual amount was reasonably assured was primarily based on consistent historical evidence of supplemental payments from CPSA. Subsequent to September 30, 2006, we evaluate additional factors regarding payment probability related to the determination of whether any such additional revenue over the contractual amount is considered to be reasonably assured.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations. Our revenues under the annual block purchase contract and for the years ended December 31, 2005 and 2006 represented 12.1% and 9.5% of our total revenues, respectively.

Management agreements.    We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 8.3% of our revenue for the years ended December 31, 2005 and 2006.

We recognize management fees revenue from our management agreements as such amounts are earned, as defined by the respective management agreements, and collection of such amount is considered reasonably assured. We assess the likelihood of whether any of our management fees may need to be returned to help our managed entities fund their working capital needs. If the likelihood is other than remote, we defer the recognition of all or a portion of the management fees received. To the extent we defer management fees as a means of funding any of our managed entities’ losses from operations, such amounts are not recognized as management fees revenue until they are ultimately collected from the operating income of the managed entities.

In addition, as part of our reinsurance program, we reinsure a substantial portion of the general and professional liability and workers’ compensation cost of certain designated entities we manage through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. Further, we offered health insurance coverage to employees of certain entities we manage under our self-funded health insurance program through June 2006. In exchange for this liability coverage, we received a reimbursement equal to the pro-rata share of the participating managed entities’ costs related to our reinsurance and self-funded health insurance programs. We recorded amounts received from these managed entities as management fees revenue. Revenues related to these arrangements totaled approximately $1.1 million and $891,000 million for the years ended December 31, 2005 and 2006, and represented less than 1.0% of our revenue for the same periods.

Consulting agreements.    From time to time we may enter into consulting agreements with other entities that provide government sponsored social services. Under the agreements, we evaluate and make recommendations with respect to their management, administrative and operational services. We may continue to enter into consulting agreements in the future. In exchange for these consulting services, we receive a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are recognized at the time such consulting services are rendered and collection is determined to be reasonably assured. Fees earned pursuant to our consulting agreements are classified as management fees revenue in our consolidated statements of operations and represented less than 1.0% of our revenue for the years ended December 31, 2005 and 2006.

The costs associated with generating our management fee and consulting fee revenues are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

Accounts receivable and allowance for doubtful accounts

Clients are referred to us through governmental social services programs and we only provide services at the direction of a payer under a contractual arrangement. These circumstances have historically minimized any uncollectible amounts for services rendered. However, we recognize that not all amounts recorded as accounts receivable will ultimately be collected.

We record all accounts receivable amounts at their contracted amount, less an allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk that an account will not be collected. We regularly evaluate our accounts receivable, especially receivables that are past due, and reassess our allowance for doubtful accounts based on specific client collection issues. We pay particular attention to amounts outstanding for 365 days and longer. Any account receivable older than 365 days is deemed uncollectible and written off or fully allowed for unless we have specific information from the payer that payment for those amounts is forthcoming. In circumstances where we are aware of a specific payer’s inability to meet its financial obligation, we record a specific addition to our allowance for doubtful accounts to reduce the net recognized receivable to the amount we reasonably expect to collect.

Under certain of our contracts, billings do not coincide with revenue recognized on the contract due to payer administrative issues. These unbilled accounts receivable represent revenue recorded for which no amount has been invoiced. Unbilled amounts are expected to be billed within one year.

Our write-off experience for the years ended December 31, 2004, 2005 and 2006 was less than 1.0% of revenue.

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. We analyze the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying value, including goodwill. We use valuation techniques consistent with a market approach by deriving a multiple of our EBITDA (earnings before interest, taxes, depreciation and amortization) based on the market value of our common stock at year end and then applying this multiple to each reporting unit’s EBITDA for the year to determine the fair value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss is measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value. Our evaluation of goodwill completed as of December 31, 2006 resulted in no impairment losses.

In connection with our acquisitions, we allocated a portion of the purchase consideration to management contracts and customer relationships based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets, and we consider allocating goodwill to existing reporting units which benefit from synergies after the acquisition.

We accrue contingent amounts in an acquisition up to the amount of identifiable net assets. We assess whether any relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. We determine an appropriate useful life for acquired customer relationships based on the expected period of time we will provide services to the payer.

While we use discounted cash flows to value intangible assets, we have elected to use the straight-line method of amortization to determine amortization expense. If applicable, we assess the recoverability of the unamortized balance of our long-lived assets based on undiscounted expected future cash flows. If the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any long-lived asset is recognized as an impairment loss.

Accounting for management agreement relationships

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit social services organizations where we provide them with business development, administrative, program and other management services. These not-for-profit organizations contract directly with state and local agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own independent board of directors.

Our management agreements with these not-for-profit organizations:

•	require us to provide management, accounting, advisory, supportive, consultative and administrative services;

•	require us to provide the necessary resources to effectively manage the business and services provided;

•	require that we hire, supervise and terminate personnel, review existing personnel policies and assist in adopting and implementing progressive personnel policies; and

•	compensate us with a management fee in exchange for the services provided.

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

Loss reserves for certain reinsurance and self-funded insurance programs

We maintain reserves for obligations related to our reinsurance programs for our general and professional liability and workers’ compensation coverage, and our self-funded health insurance program provided to our employees and employees of certain entities we manage. As of December 31, 2005 and 2006, we had reserves of approximately $1.2 million and $2.2 million, respectively, for the general and professional liability and workers’ compensation programs, and approximately $658,000 and $746,000, respectively, in reserve for our self-funded health insurance program which began July 1, 2005. We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to our general and professional liability coverage, workers’ compensation coverage and health insurance coverage. With respect to our self-funded health insurance program, we also consider historical and projected medical utilization data when estimating our health insurance program liability and related expense. We record claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by independent actuaries with respect to our general and professional liability coverage, and our past experience and industry experience with respect to our workers’ compensation coverage and health insurance coverage.

We continually analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our reinsurance and self-funded insurance programs and believe these reserves to be adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. We are at risk for differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no such adjustments recorded in the periods covered by this report. Any significant increase in the number of claims or costs associated with claims made under these programs above our reserves could have a material adverse effect on our financial results.

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which requires companies to measure and recognize compensation expense for all share based payments at fair value. With respect to stock option awards, the fair value is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods. The Black-Scholes-Merton option-pricing formula requires us to make assumptions for the expected dividend yield, stock price volatility, life of options and risk-free interest rate. We adopted the requirements of SFAS 123R using the modified prospective transition method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Other than certain options previously issued at amounts below fair market value for accounting and reporting purposes in 2003 and the expense associated with the acceleration of vesting of all outstanding stock options in 2005, no other stock-based compensation cost has been reflected in our net income prior to the adoption of SFAS 123R. Financial results for prior periods have not been restated.

SFAS 123R indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R, or APIC pool, an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted FASB Statement No. 123, Accounting for Stock-Based Compensation, for recognition purposes. For this purpose, we initially chose to follow the method prescribed by SFAS 123R, known as the “long-form method” to calculate our APIC pool amount.

Subsequent to the date on which SFAS 123R was issued but before the required date of adoption of SFAS 123R, the FASB staff issued FASB Staff Position No. FAS 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, or FSP 123(R)-3, which provided for an alternative to the long-form method set forth in SFAS 123R for calculating the APIC pool. This method, known as the “short-cut method”, offers a simplified approach to calculating the APIC pool. Among the benefits of the short-cut method are simplicity in performing the APIC pool calculation and a lower likelihood of error.

Under the effective date and transition provisions of FSP 123(R)-3, an entity that adopts the provisions of SFAS 123(R) using either the modified retrospective or modified prospective transition application may make a one-time election to adopt the short-cut method described in this FSP. An entity may take up to one year from the later of its initial adoption of Statement 123(R) or the effective date of FSP 123(R)-3 to evaluate its available transition alternatives and make its one-time election.

On December 21, 2006, we elected to use the short-cut method described in FSP 123(R)-3 in accordance with the effective date and transition provisions thereof. There was no effect on our financial results for 2006 related to the application of the short-cut method to determine our APIC pool balance.

Prior to January 1, 2006, we followed the intrinsic value method of accounting for stock-based compensation plans and presented all benefits of tax deductions resulting from the exercise of stock-based awards as operating cash flows in our statements of cash flows. Under SFAS 123R, the benefits of tax deductions in excess of the estimated tax benefit of compensation costs recognized in the income statement for those options are classified as financing cash flows. For the years ended December 31, 2004, 2005 and 2006, the amount of excess tax benefits resulting from the exercise of stock options was approximately $497,000, $1.2 million and $1.9 million, respectively. These amounts are reflected as cash flows from operating activities for the years ended December 31, 2004 and 2005 and financing activities for the year ended December 31, 2006 in our consolidated statements of cash flows.

On December 6, 2005, our board of directors approved the acceleration of the vesting dates of all unvested stock options outstanding as of December 29, 2005. The purpose of accelerating the vesting of outstanding unvested options was to enable us to avoid recognizing approximately $3.8 million in associated stock-based compensation expense in future periods as a result of the adoption of SFAS 123R.

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

As of December 31, 2006, there was approximately $1.6 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during 2005 and 2006 was $0.

Results of operations

Segment reporting.    All of our operating entities have been aggregated into one reporting segment under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131. Accordingly, our consolidated financial statements reflect the operating results of our single reporting segment.

Our operating entities provide social services to a common customer group, principally individuals and families. All of our operating entities follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. We manage our operating activities by actual to budget comparisons within each operating entity rather than by comparison between entities.

Our actual operating contribution margins by operating entity range from approximately 12% to 26%. We believe that the long term operating contribution margins of our operating entities will approximate 15% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including recent acquisitions. We also believe that our targeted contribution margin of approximately 15% is allowable by our state and local governmental payers over the long term.

Our chief operating decision maker regularly reviews financial and non-financial information for each individual entity. While financial performance in comparison to budget is evaluated on an entity-by-entity basis, our operating entities are aggregated into one reporting segment for financial reporting purposes because we believe that the operating entities exhibit similar long term financial performance. In addition, our revenues, costs and contribution margins are not significantly affected by allocating more or less resources to individual operating entities because the economic characteristics of our business are substantially dependent upon market demographics that are beyond our control which affect the amount and type of services in demand as well as our cost structure (e.g. payroll) and contract rates with payers. In conjunction with the financial performance trends, we believe the similar qualitative characteristics of our operating entities and budgetary constraints of our payers in each market provide a foundation to conclude that our businesses have similar economic characteristics. Thus, we believe the economic characteristics of our operating entities meet the criteria for aggregation into a single reporting segment under SFAS 131.

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2004	2005	2006
Revenues:
Home and community based services	75.4%	79.2%	79.3%
Foster care services	13.6	10.8	11.4
Management fees	11.0	10.0	9.3

Total revenues	100.0	100.0	100.0

Operating expenses:
Client service expense	74.1	74.8	77.9
General and administrative expense	12.6	12.5	12.2
Depreciation and amortization	1.4	1.4	1.8

Total operating expenses	88.1	88.7	91.9

Operating income	11.9	11.3	8.1

Non-operating expense (income):
Interest expense (income), net	0.2	0.5	(0.3)

Income before income taxes	11.7	10.8	8.4
Provision for income taxes	4.4	4.3	3.5

Net income	7.3%	6.5%	4.9%

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

	Year Ended December 31,		Percent change
	2005	2006
Home and community based services	$115,466,600	$152,067,238	31.7%
Foster care services	15,795,179	21,912,942	38.7%
Management fees	14,446,589	17,876,864	23.7%

Total revenue	$145,708,368	$191,857,044	31.7%

Home and community based services.    The acquisition of A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006 added, on an aggregate basis, approximately $12.6 million to home and community based services revenue for 2006. In addition, the acquisition of Children’s Behavioral Health, Inc, or CBH, Maple Star Nevada, AlphaCare, and Drawbridges added, on an aggregate basis, approximately $12.9 million to home and community based services revenue for 2006 as compared to 2005. In 2006, we recognized approximately $2.5 million of home and community based services revenue, based upon our service encounter value and allowable administrative expenses, in excess of the annual funding allocation amount under our annual block purchase contract with CPSA. Excluding the acquisitions of A to Z, FBS, IES, Correctional Services and the acquisitions completed in 2005, our home and community based services provided additional revenue of approximately $11.1 million for 2006, as compared to the prior year due to client volume increases in new and existing locations. Partially offsetting the increase in home and community based services revenue for the year ended December 31, 2006 was a decrease in our District of Columbia market where we have experienced a decrease in the services we provide in this market.

In the District of Columbia, eligibility requirements for social services clients have been tightened to stratify services into intensity levels to stabilize the number of eligible clients. The tightened eligibility requirements have led to a reduction in the number of clients eligible for higher level services for which we are authorized to provide, and reduced the total population of eligible clients in this market resulting in a decrease in our home and community based services revenue of approximately $1.9 million for 2006 as compared to 2005. In response to the tightened eligibility requirements of the government entities that fund the services we provide in the District of Columbia market, we are focusing on cross-selling activities to enhance the current continuum of social services we provide.

Foster care services.    The acquisitions of Maple Star Nevada and Oasis Comprehensive Foster Care Services LLC resulted in an increase in foster care services revenue of approximately $2.7 million for 2006 as compared to 2005. We continue to cross-sell our services which we anticipate will increase our foster care revenue. We are increasing our efforts to recruit additional homes in many of our markets which we expect will also increase our foster care service offerings.

Management fees.    Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $187.1 million for 2006 as compared to $151.0 million for 2005. The combined effects of business growth and the addition of two management agreements acquired in connection with the acquisitions of Maple Services, LLC in 2005 and WD Management in April 2006 added approximately $3.9 million in additional management fees revenue for 2006 as compared to 2005. Partially offsetting the increase in management fees revenue was a decrease in consulting activity which resulted in a decrease in management fees revenue of approximately $343,000 from 2005 to 2006.

Operating expenses

Client service expense.    Client service expense included the following for the years ended December 31, 2005 and 2006:

	Year Ended December 31,		Percent change
	2005	2006
Payroll and related costs	$80,943,278	$107,394,161	32.7%
Purchased services	15,624,427	18,898,923	21.0%
Other operating expenses	12,371,229	23,111,573	86.8%
Stock-based compensation	—	111,614

Total client service expense	$108,938,934	$149,516,271	37.2%

Payroll and related costs.    Our payroll and related costs increased during 2006, as compared to 2005, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, as a result of acquiring CBH, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006, our payroll and related costs increased by approximately $16.5 million in the aggregate for 2006 as compared to 2005. As a percentage of revenue, payroll and related costs remained relatively constant at approximately 56% from period to period.

Purchased services.    Increases in the number of referrals requiring pharmacy and out-of-home placement under our annual block purchase contract and increases in foster parent payments accounted for the increase in purchased services for 2006 as compared to 2005. As a percentage of revenue, purchased services decreased from 10.7% for 2005 to 9.9% for 2006 due to a higher revenue growth rate as compared to the growth rate of purchased services expense.

Other operating expenses.    As a result of our organic growth during 2006, we added several new locations that contributed to an increase in other operating expenses for 2006 when compared to the prior year. The acquisitions of CBH, Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006 added approximately $3.4 million to other operating expenses for 2006. In addition, in accordance with our accounting policy related to allowances for doubtful accounts, we reserved approximately $4.0 million as of December 31, 2006 related to revenue we previously recorded under our annual block purchase contract with CPSA in excess of the annual funding allocation amount for the contract year ended June 30, 2006. As a percentage of revenue other operating expenses increased from 8.5% to 12.1% from period to period primarily due to our acquisition activity and the reserve for doubtful accounts increase.

Stock-based compensation.    Stock-based compensation of approximately $112,000 for 2006 represents the amortization of the fair value of stock options and stock grants awarded to employees in June 2006 under our 2006 Plan. No stock-based compensation was recorded for 2005 as we followed the intrinsic value method to account for stock-based awards granted to employees at that time. The intrinsic value method did not require us to record stock-based compensation for awards granted at exercise prices equal to the market value of our common stock on the date of grant.

General and administrative expense.

Year Ended December 31,		Percent change
2005	2006
$18,178,436	$23,436,425	28.9%

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees and increased professional services fees accounted for an increase of approximately $3.1 million of corporate administrative expenses for 2006 as compared to 2005. Also contributing to the increase in general and administrative expense were expenses related to bidding on new contracts partially offset by an adjustment to decrease the reserve for our general and professional liability to more accurately reflect our estimate of professional liability at December 31, 2006. Furthermore, as a result of our growth during the last twelve months, rent and facilities management increased $2.1 million mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense remained relatively constant at 12.5% for 2005 and 12.2% for 2006.

Depreciation and amortization.

Year Ended December 31,		Percent change
2005	2006
$2,093,753	$3,463,159	65.4%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of the fair value of the acquired management agreements with Care Development of Maine, FCP, Inc., Maple Services, LLC and WD Management. Also contributing to the increase in depreciation and amortization was the amortization of customer relationships related to the acquisition of Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006 and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenue, depreciation and amortization increased from 1.4% to 1.8% from period to period due to increased amortization of management agreements and customer relationships related to our acquisition activity.

Non-operating (income) expense

Interest expense.    Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the follow-on offering of our common stock that was completed on April 17, 2006. As a result, interest expense for 2005 was higher than that for 2006 due to a higher level of debt for 2005 as compared to 2006.

Interest income.    The increase in interest income for 2006 as compared to the prior year resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 42%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences such as client and employee meals and state income taxes. At December 31, 2006, we have future tax benefits of $1.0 million related to $2.8 million of available federal net operating loss carryforwards which expire in years 2012 through 2021 and $7.2 million of state net operating loss carryforwards which expire in 2007 through 2026. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code), our ability to utilize our net operating losses is restricted. We are unable to utilize net operating losses of approximately $181,000 that expire in 2011 due to this restriction.

Our valuation allowance includes $7.2 million of state net operating loss carryforwards and $181,000 of federal net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

In addition, we recognized certain tax benefits related to stock option plans for the years ended December 31, 2005 and 2006 in the amount of $1.2 million and $1.9 million, respectively.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

	Year Ended December 31,		Percent Change
	2004	2005
Home and community based services	$73,106,046	$115,466,600	57.9%
Foster care services	13,178,098	15,795,179	19.9%
Management fees	10,681,500	14,446,589	35.2%

Total revenue	$96,965,644	$145,708,368	50.3%

Home and community based services.    The acquisition of Pottsville Behavioral Counseling Group (now known as Providence Community Services, Inc.), or PCS, in April 2004 and equity interests in three entities, collectively referred to as the Aspen companies, comprising of Choices Group, Inc., Aspen MSO, LLC (now known as Providence Community Services, LLC) and College Community Services, in July 2004 contributed approximately $13.9 million in home and community based services revenue for 2005 as compared to 2004 as the operations of these acquisitions were included only from the date of acquisition. In addition, we acquired CBH in June 2005, Maple Star Nevada in August 2005, AlphaCare in September 2005 and Drawbridges in October 2005 which added, on a cumulative basis, approximately $6.3 million to our home and community based services revenue for 2005. Further, services in the District of Columbia which began in June 2004 yielded additional home and community based services revenue of approximately $2.1 million for 2005 as compared to the prior year because the operations in the District of Columbia were included for only the last six months of 2004. Also, we recognized approximately $3.6 million of home and community based services revenue in excess of the annual funding allocation amount under our annual block purchase contract with CPSA for 2005. Approximately $1.6 million of the total amount recognized as home and community based services revenue under this contract in excess of the annual funding allocation amount has been collected through supplemental payments. The supplemental payments received from CPSA are in addition to the annual contract amounts we were entitled to receive under our annual block purchase contract for services rendered and are at the discretion of CPSA. Due to the discretionary nature of the supplemental payments and despite the fact that we have been awarded such payments historically under our annual block purchase contract, historical supplemental payments are not necessarily indicative of future supplemental payments that we may receive. Excluding the acquisitions completed in 2004 and 2005, start up services in the District of Columbia in 2004 and the home and community based services revenue recognized in excess of the annual funding allocation amount under our contract with CPSA in 2005, our home and community based services provided additional revenue of approximately $16.5 million for 2005, as compared to 2004 due to client volume increases in new and existing locations. Due to the nature of government funded social services, rates paid for social services provided generally do not fluctuate substantially from year to year. Thus, fluctuations in rates for our home and community based services have a nominal affect on our home and community based services revenue.

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

Payroll and related costs.    To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees that possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. As a result of increasing client numbers requiring us to hire additional service personnel, our payroll and related costs increased for 2005, as compared to

2004, as we added new direct care providers, administrative staff and other employees. In addition, we added new employees in connection with the acquisition of PCS, the Aspen companies, CBH, Maple Star Nevada, AlphaCare and Drawbridges which resulted in an increase in payroll and related costs of approximately $13.9 million for 2005. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to staff our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 54.7% for 2004 to 55.6% for the same current year period primarily due to our efforts to increase the number of employees to service our growth.

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

Other operating expenses.    As a result of our organic growth during the last twelve months, we added several new locations that contributed to an increase in other operating expenses for 2005 when compared to 2004. The acquisition of the PCS, Aspen companies, CBH, Maple Star Nevada, AlphaCare and Drawbridges added approximately $2.3 million to other operating expenses for 2005 as compared to 2004. As a percentage of revenue other operating expenses remained relatively constant at approximately 8.5% from period to period.

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

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships of approximately $404,000 related to the acquisition of PCS, the Aspen companies, CBH, Maple Star Nevada, AlphaCare and Drawbridges. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreements with CDOM, FCP, ReDCo and Maple Star Nevada and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization remained constant at 1.4% from period to period.

Non-operating (income) expense

Interest expense.    During 2005, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT that resulted in a higher level of debt for 2005 as compared to 2004. As a result, interest expense increased approximately $600,000 for 2005 as compared to 2004.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.1%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences such as client and employee meals and state income taxes. At December 31, 2005, we have future tax benefits of $1.6 million related to $4.0 million of available federal net operating loss carryforwards which expire in years 2012 through 2023 and $5.8 million of state net operating loss carryforwards which expire in 2006 through 2020. Approximately $3.7 million of the federal net operating loss carryforwards result from the Camelot Care Corporation acquisition in 2002. The future use of these net operating loss carryforwards is limited on an annual basis.

Our valuation allowance includes $5.7 million of state net operating loss carryforwards and $180,500 of federal net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2006. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

Supplemental quarterly financial data

	Quarter ended
	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005
Revenues	$32,033,259		$35,219,678	(2)	$37,347,137	(3)	$41,108,294	(4)
Operating income	3,528,149		4,050,518		4,628,538		4,290,040	(5)
Net income	2,094,319		2,377,605		2,582,235		2,371,287
Earnings (loss) per share:
Basic	$0.22		$0.25		$0.27		$0.24
Diluted	$0.22		$0.24		$0.26		$0.24
Managed entity revenue (1)	$35,929,056		$37,372,982		$39,558,259		$38,176,287
Management fees	$2,499,210		$2,798,149		$4,269,272		$4,879,958

	Quarter ended
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
Revenues	$43,027,286	(6)(9)	$45,840,078	(9)	$47,051,468	(7)(9)	$55,938,212	(8)
Operating income	4,813,501		5,331,451		4,281,918		1,014,319	(10)
Net income	2,626,616		3,337,915		2,747,871		668,916
Earnings per share:
Basic	$0.27		$0.28		$0.23		$0.05
Diluted	$0.26		$0.28		$0.22		$0.05
Managed entity revenue (1)	$40,567,619		$48,659,874		$48,000,275		$49,882,092
Management fees	$4,264,673		$4,825,523		$4,057,104		$4,729,565

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue.
(2)	Revenues for the quarter ended June 30, 2005 included $1.3 million in supplemental payments under our annual block purchase contract with CPSA. These supplemental payments are in addition to the amount we were due under the annual block purchase contract and were at the discretion of CPSA. Accordingly, these supplemental payments may not be indicative of future supplemental payments. Additionally, the acquisition of CBH in June 2005, contributed additional revenue of approximately $329,000 for the quarter ended June 30, 2005.
(3)	The acquisition of Maple Star Nevada in August 2005 and AlphaCare in September 2005 contributed additional revenue of approximately $1.1 million for the quarter ended September 30, 2005. In addition, revenues for the quarter ended September 30, 2005 included approximately $467,000 of consulting fees under several short-term consulting agreements entered into in September 2005 and approximately $283,000 of supplemental payments under our annual block purchase contract with CPSA.
(4)	Revenues for the quarter ended December 31, 2005 included approximately $762,000 of consulting fees under three short-term consulting agreements entered into in the quarter ended December 31, 2005. Revenues from consulting fees may not be indicative of future revenues from consulting services that we may provide in the future. In addition, we recognized approximately $2.0 million of revenue in excess of the annual funding allocation amount under our annual block purchase contract with CPSA.
(5)	Operating income for the quarter ended December 31, 2005 included stock based compensation expense of approximately $600,000 related to the acceleration of vesting of all unvested stock options outstanding as of December 31, 2005 and the grant of stock options to a significant consultant under our 2003 Stock Option Plan.

(6)	The acquisition of A to Z and FBS in February 2006 added, on a cumulative basis, approximately $1.1 million to revenue for the three months ended March 31, 2006.
(7)	The acquisition of IES in August 2006 added approximately $2.6 million to revenue for the three months ended September 30, 2006.
(8)	The acquisition of IES in August 2006 and Correctional Services in October 2006 added approximately $674,000 and $2.2 million to revenue, respectively, for the three months ended December 31, 2006 as compared to the three months ended September 30, 2006.
(9)	For 2006, we recognized approximately $2.5 million in revenue under our annual block purchase contract with CPSA in excess of the annual funding allocation amount. Of this amount approximately $900,000 was recognized for the three months ended March 31, 2006, $1.3 million for the three months ended June 30, 2006 and $323,000 for the three months ended September 30, 2006.
(10)	In accordance with our policy related to allowance for doubtful accounts, we reserved approximately $4.0 million of the revenue recognized under our annual block purchase contract with CPSA in excess of the annual funding allocation amount for the quarter ended December 31, 2006.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on our operating results and operating cash flows. As we have grown our home and community based services business, our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. Moreover, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers.

Liquidity and capital resources

Sources of cash for 2006 were from operations, cash received upon exercise of stock options and proceeds from our follow-on public offering of our common stock completed in April 2006. Our balance of cash and cash equivalents was approximately $40.7 million at December 31, 2006, up from $9.0 million at December 31, 2005. The increase was primarily due to the proceeds from our follow-on offering of our common stock and cash received upon exercise of stock options partially offset by our acquisition activity during 2006, the repayment of a portion of our long-term debt, the payment of estimated income taxes and insurance premiums. Of the total amount of cash at December 31, 2006, approximately $4.2 million is held by SPCIC, to fund the activities and obligations of SPCIC. In addition, SPCIC is precluded from freely transferring funds through inter-company advances, loans or cash dividends. At December 31, 2005 and 2006, our total debt was approximately $18.3 million and $951,000, respectively.

Cash flows

Operating activities.    Net income of approximately $9.4 million plus non-cash depreciation, amortization, deferred taxes and stock-based compensation of approximately $3.8 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $11.5 million during 2006. The growth of our billed and unbilled accounts receivable during 2006 was in part due to our revenue growth and the timing of collections. In certain of our markets our payers have outsourced their claims processing function which has resulted in delays in the processing and payment of bills submitted. These delays result from processing new contract grants, contract renewals and final funding allocations. Further, we recognized approximately $2.5 million in home and community based services revenue for 2006 in excess of the annual funding allocation amount under our annual block purchase contract with CPSA. We reserved approximately $4.0 million in the fourth quarter of 2006 (representing $2.0 million recognized in 2005 and $2.5 million recognized in 2006 in excess of the annual funding allocation amount less $500,000 collected through supplemental payments in 2006) in accordance with our accounting policy related to allowance for doubtful accounts.

We generated cash flow from operating activities of approximately $3.7 million related to increased accounts payable, accrued expenses and reinsurance liability reserves recorded for 2006. Additionally, a decrease in other receivables related to a change in the settlement date under our lockbox agreement with CIT (as more fully described below under the heading “Obligations and commitments”) to coincide with our reporting period cut-off date resulted in an increase in cash from operations of $1.5 million.

Investing activities.    Net cash used in investing activities totaled approximately $25.6 million for 2006, and included net acquisition costs of $17.6 million related to A to Z, FBS, WD Management, IES and Correctional Services and adjustments to the costs related to certain acquisitions completed in 2005. We invested approximately $4.4 million in certificates of deposits to secure standby letters of credit to guarantee available funds to pay claims losses of SPCIC under our general and professional liability and workers’ compensation reinsurance programs. Approximately $2.1 million of cash collected during 2006 was classified as restricted cash, a portion of which will be used to fund our obligations under arrangements with certain governmental agencies through its Correctional Services Business acquired in October 2006. We provided separate bridge loans to A to Z and FBS prior to our acquisition of these entities in February 2006 under promissory notes issued by each entity whereby each entity could borrow up to $250,000 and $75,000, respectively. For 2006, we provided funds of $25,000 to A to Z and $75,000 to FBS under these promissory notes and we spent approximately $1.1 million for property and equipment.

Financing activities.    For 2006, we generated cash of approximately $50.5 million in financing activities. We issued common stock in connection with the follow-on offering of our common stock together with the exercise of vested stock options which provided net proceeds of approximately $68.0 million. This amount includes the benefit of the tax deduction in excess of compensation costs recognized and deferred offering costs totaling approximately $1.2 million. Partially offsetting the increase in cash from financing activities was the repayment of substantially all principal and interest due under our loan and security agreement with CIT of approximately $17.0 million and repayment of amounts due under our notes payable related to the acquisition of Dockside Services, Inc. totaling $400,000.

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

In order to secure payment and performance of all obligations in accordance with the terms and provisions of the second amended loan agreement, CIT retained its interests in the collateral described in the first amended and restated loan and security agreement dated as of September 30, 2003, including our management agreements with various not-for-profit entities and the assets of our subsidiaries. If events of default occur including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or other particular covenant defaults, as more fully described in the second amended loan agreement, CIT may declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the second amended loan agreement, any initiation of bankruptcy or related proceedings, assignment or sale of any asset or failure to remit any payments received by us on account to CIT will accelerate all unpaid principal and any accrued and unpaid interest and all fees and expenses. In addition, if we default on our indebtedness including the promissory notes issued in connection with completed business acquisitions, it could trigger a cross default under the second amended loan agreement whereby CIT may declare all unpaid principal and accrued and unpaid interest, other charges, fees, expenses or other monetary obligations immediately due.

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

Based on certain provisions of our loan and security agreement with CIT, all of our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. As of December 31, 2005 and 2006, the amount due us from CIT under this arrangement totaled approximately $2.3 million and $828,000, respectively.

We are required to maintain certain financial covenants under the second amended loan agreement. In addition, we are prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

At December 31, 2005 and 2006, our available credit under the revolving line of credit was $12.5 million and $17.3 million, respectively.

Promissory notes.    We have four unsecured, subordinated promissory notes outstanding at December 31, 2006 in connection with certain acquisitions completed in 2004, 2005 and 2006 in the aggregate principal amount of approximately $951,000. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

Failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory notes issued to the sellers in connection with the acquisitions completed in 2004, 2005 and 2006, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory notes, the unpaid principal and any accrued and unpaid interest may become due immediately. In such event, a cross default could be triggered under the second amended loan agreement with CIT. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

Contingent obligations.    In 2005 we entered into and closed on a purchase agreement to acquire all of equity interest in Maple Star Nevada. Under the earn out provision of this purchase agreement we were obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million. On September 25, 2006, we received a dispute notice from the seller disputing the amount of the earn out payment of approximately $971,000 made by us to the seller on September 6, 2006. As of the date of the filing of this report on Form 10-K for the year ended December 31, 2006, the dispute had not been resolved. If the seller prevails under the dispute resolution provision of the purchase agreement, we may be obligated to pay the difference between the amount paid and the maximum earn out amount of $2.0 million in 2007. The contingent consideration will be paid in cash.

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

In connection with the acquisition of A to Z, we were obligated to pay to the former members of A to Z in each of 2007, 2008 and 2009, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement based upon the future financial performance of A to Z. On July 7, 2006 and October 31, 2006, we entered into separate settlement agreements with the sellers of A to Z to release us from our obligation to make any additional purchase price payments to the sellers in exchange for $625,000 and $1.2 million (less approximately $300,000 for the sale by us to the seller of certain accounts receivable of A to Z) in cash, respectively. Payments were made by us to the seller on July 12, 2006 related to the July 7, 2006 settlement agreement and November 3, 2006 related to the October 31, 2006 settlement agreement. The settlement amounts were added to the cost of acquiring A to Z. As a result of these settlement agreements with the sellers, we have no further obligations to the sellers under the earn out provision of the purchase agreement.

We may be obligated to pay, in the second fiscal quarter of 2008, an additional amount under an earn out provision as such term is defined in the purchase agreement related to the purchase of FBS. If the earn out provision is met, the contingent consideration will be paid in cash.

In connection with the acquisition of WD Management, we may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008, the contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. We expect that the contingent consideration due in 2007 will amount to approximately $7.5 million to $8.0 million.

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

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. The not-for-profit social service organizations managed by us that qualify under Section 501(c)(3) of the Internal Revenue Code, referred to as a 501(c)(3) entity, each maintain a board of directors, a majority of which are independent. All economic decisions by the board of any 501(c)(3) entity that affect us are made by the independent board members. Our management agreements with each 501(c)(3) entity are typically subject to third party fairness opinions from an independent appraiser retained by the independent board members of the tax exempt organizations.

Management fees generated under our management agreements represented 8.3% of our revenue for 2005 and 2006. Fees generated under short term consulting agreements represented less than 1.0% of our revenue for 2005 and 2006. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services which generally includes selecting and employing the senior operations management personnel.

Management fee receivable at December 31, 2005 and 2006 totaled $6.6 million and $7.3 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of December 31, 2005, March 31, June 30, September 30, and December 31, 2006:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2005	$1,548,203	$909,661	$849,320	$2,355,861	$960,137
March 31, 2006	$1,077,286	$893,484	$858,183	$2,935,162	$430,945
June 30, 2006	$1,408,236	$1,124,538	$923,865	$2,551,183	$1,800,586	(1)
September 30, 2006	$1,429,955	$1,256,061	$994,804	$2,482,515	$730,919
December 31, 2006	$1,655,203	$1,295,411	$1,220,724	$2,492,474	$677,982

(1)	We experienced an increase in the amount of management fee receivable older than 180 days as of June 30, 2006 primarily due to year-end payer reconciliation processes and the conversion of our managed entities’ payers’ claims processing function from state Medicaid to Medicaid Health Maintenance Organizations. These events impacted our managed entities’ cash flows by creating short-term delays in claims processing which in turn affected the ability of our managed entities to pay their management fees during the three months ended June 30, 2006.

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

Our days sales outstanding for our managed entities decreased from 183 days at December 31, 2005 to 152 days at December 31, 2006.

Camelot Community Care, Inc. which represented approximately $3.9 million, or 52.6%, of our total management fee receivable at December 31, 2006, and Intervention Services Inc., referred to as ISI, which represented approximately $515,000, or 7.0%, of our total management fee receivable at December 31, 2006, each has its own stand-alone line of credit from CIT. The loan agreements between CIT and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of December 31, 2006, Camelot Community Care, Inc. had availability of approximately $1.4 million under its line of credit as well as $2.2 million in cash and cash equivalents and ISI had availability of approximately $329,000 under its line of credit as well as approximately $46,000 in cash and cash equivalents.

The remaining $2.9 million balance of our total management fee receivable at December 31, 2006 was due from Rio Grande including certain members of the Rio Grande behavioral health network, The ReDCo Group, or ReDCo, Care Development of Maine, FCP, Inc., or FCP, Family Preservation Community Services, Inc., or FPCS, the two not-for-profit foster care providers formerly managed by Maple Services, LLC and Alternative Opportunities managed by WD Management.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Transactions with FCP.    On December 28, 2006, FCP entered into a debt refinancing agreement with a third party lender. To facilitate this refinancing agreement, we agreed to structure payment terms related to FCP’s obligation to pay us management fees for management services provided by us to FCP under a ten year management services agreement. As a result, on December 20, 2006, FCP issued a promissory note to us in the amount of $250,000. The note bears interest of 9.5% per annum and provides for principal and interest payments to us in equal monthly installments in arrears on the first day of each month beginning on February 1, 2007 for 36 months. The entire outstanding unpaid principal balance and all accrued and unpaid interest on this note, together with all other unpaid obligations may be prepaid at any time without penalty. In addition, all amounts due under the note are subject to certain acceleration provisions. No interest income was recorded for the year ended December 31, 2006. The balance of the note at December 31, 2006 was $250,000.

Transactions with ReDCo.    In connection with the acquisition of PCS, and the establishment of a management agreement with ReDCo in May 2004, we loaned $875,000 to ReDCo to fund certain long-term obligations of ReDCo in exchange for a promissory note for the same amount. The note assumes interest equal to a fluctuating interest rate per annum based on a weighted-average of the daily Federal Funds Rate. The terms of the promissory note require ReDCo to make quarterly interest payments over twenty-one months commencing June 30, 2004 with the principal and any accrued and unpaid interest due upon maturity, which was March 31, 2006. On January 25, 2006, an amendment to the promissory note was issued by ReDCo which extends the due date for repayment of principal to September 2007. The promissory note is collateralized by a subordinated lien to ReDCo’s primary lender on substantially all of ReDCo’s assets.

Transactions with Maple Star Oregon, Inc.    Upon our acquisition of Maple Services, LLC in August 2005, Mr. McCusker, our chief executive officer, Mr. Deitch, our chief financial officer, and Mr. Norris, our chief operating officer, comprised three of the five members of the board of directors of Maple Star Oregon, Inc., or MSO, formerly managed by Maple Services, LLC. MSO is a non-profit member organization governed by its board of directors and the state laws of Oregon in which it is incorporated. MSO is not a federally tax exempt organization and the Internal Revenue Service rules governing 501(c)(3) exempt organizations, nor any other Internal Revenue Code sections applicable to tax exempt organizations, apply to MSO. We provided management services to Maple Star Oregon, Inc. under a management agreement for consideration in the amount of approximately $715,000 and $1.2 million for 2005 and 2006.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs through SPCIC. These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

The following table summarizes our insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsuance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability (1)	April 12, 2007	$1,000,000	$335,000	$4,000,000

Workers’ compensation liability (2)	May 15, 2007	$250,000	$858,000	Up to applicable statutory limits

(1)	Effective April 12, 2006, our reinsurance policy with respect to our general and professional liability reinsurance program was renewed under substantially the same terms as the prior year’s policy. Pursuant to a renegotiation of this policy, effective May 23, 2006, SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.4 million and the cumulative reserve for expected losses since inception of this reinsurance program in 2005 at December 31, 2006, as indicated by the most recent independent actuarial report dated February 5, 2007, is approximately $291,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities. In addition, we are insured under an umbrella liability insurance policy providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	Effective May 15, 2006, SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides us with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.2 million which is ceded to SPCIC. The cumulative reserve for expected losses since inception of this reinsurance program in 2005 at December 31, 2006, as predicted by the most recent independent actuarial report dated February 5, 2007, is approximately $1.1 million. In addition, we have two workers’ compensation policies with this third-party insurer providing statutory limits in excess of the $250,000 reinsurance limit; one for California and one for all other states for which we are required to provide workers’ compensation insurance.

SPCIC had restricted cash of approximately $1.8 million at December 31, 2005 and approximately $6.2 million at December 31, 2006, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Under our general and professional liability and workers’ compensation reinsurance programs, we may be required to restrict up to an additional $2.0 million in our second fiscal quarter of 2007 to secure the reinsured losses of SPCIC based on an independent actuary’s estimate of such losses for the policy years beginning April 13, 2007 and May 16, 2007.

Any obligations above our reinsurance program limits are our responsibility. At December 31, 2006, approximately 23% of the total liability assumed by SPCIC under our reinsurance programs is related to the designated entities managed by us that are covered under SPCIC’s reinsurance programs.

Health Insurance

We offer our employees and, through June 30, 2006, employees of certain entities we manage, an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2007. Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $658,000 and $746,000 as of December 31, 2005 and 2006, respectively, is recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

We charge our employees a portion of the costs of our self-funded group health insurance programs, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between our projections and our actual experience is borne by us. Effective July 1, 2006, the managed entities that previously participated in our self-funded and non-self funded health programs obtained separate health insurance policies. We are estimating potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on our past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results.

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2006:

	At December 31, 2006
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$951	$332	$—	$619	$—
Interest	116	40	62	14	—
Purchased services commitments	119	119	—	—	—
Leases	16,959	6,152	7,293	3,032	482

Total	$18,145	$6,643	$7,355	$3,665	$482

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

Stock repurchase program

On February 1, 2007, our board of directors approved a stock repurchase program for up to one million shares of our common stock. We will purchase shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on the market conditions and our capital requirements. As of March 13, 2007, we spent approximately $10.4 million to purchase 442,500 shares of our common stock on the open market.

We expect our liquidity needs on a short-term basis will be satisfied by cash flow from operations, the net proceeds from the sale of equity securities and borrowings under our debt facilities.

Regulatory reviews

Our business is subject to operational and regulatory reviews and audits by local, state and federal governmental agencies. In 2005, the Internal Revenue Service examined our tax return for the period July 1, 2003 to December 31, 2003. In 2006, our operations underwent routine operational reviews by local and state governmental agencies. In addition, the Securities and Exchange Commission reviewed our annual report for the year ended December 31, 2005 pursuant to a mandatory review of our regulatory filings under the federal securities laws. In all cases, the reviews and audits concluded with no material effect to our financial position or results of operations.

Recently issued accounting pronouncements

The Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, or FIN 48, in June 2006, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation provides that the tax effects from an uncertain tax position can be recognized in an enterprise’s financial statements only if the enterprise determines that it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006. Early application of the provisions of this interpretation is encouraged. We have evaluated the requirements of FIN 48 and do not believe that the provisions of this statement will significantly impact our consolidated financial statements.

FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS 157, in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 157 is encouraged. We are evaluating the effect, if any, of adopting SFAS 157 on our consolidated financial statements.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108, in September 2006 setting forth guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements by applying the following methodologies: (1) quantify misstatements based on the amount of the error originating in the current year income statement and (2) quantify misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Under this guidance a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The guidance in SAB 108 is effective for evaluations made on or after November 15, 2006. The provisions of SAB 108 did not have, and we do not believe that these provisions will have, a significant impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 159 is permitted. We are evaluating the effect, if any, of adopting SFAS 159 on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate and market risk

As of December 31, 2006, we had no borrowings under our revolving line of credit and acquisition term loan. Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with the provisions of our second amended loan agreement, we may activate an increase in the available credit under our revolving line of credit up to $25.0 million.

We have four unsecured, subordinated promissory notes outstanding at December 31, 2006 in connection with various acquisitions completed in 2004, 2005 and 2006 in the aggregate principal amount of approximately $951,000. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 868 contracts as of December 31, 2006. Among these contracts there are certain contracts under which we generate a significant portion of our revenue. We generated approximately $18.2 million, or 9.5% of our revenues for 2006, under the annual block purchase contract in Arizona with CPSA, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 8.    Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2006, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework.

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

We completed the following acquisitions in 2006, which we excluded from the evaluation of the effectiveness of our internal control over financial reporting.

Acquired entity	Date of acquisition
Innovative Employment Solutions	August 4, 2006
Correctional Services	October 5, 2006

The following table highlights the significance of the acquisitions completed in 2006 to our consolidated financial statements at December 31, 2006 (in thousands):

			Period from date of acquisition to December 31, 2006
	Assets	Liabilities	Revenue
Innovative Employment Solutions	$10,706	$1,554	$5,967
Correctional Services	$3,967	$829	$2,203

Total of all acquisitions completed in 2006 excluded from the evaluation of the effectiveness of internal control over financial reporting	$14,673	$2,383	$8,170
The Providence Service Corporation (“PRSC”)	$192,335	$33,279	$191,857
Percentage of PRSC	8%	7%	4%

The Securities and Exchange Commission, or SEC, in response to questions regarding the interpretation of Release No. 34-47986, has acknowledged that it might not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. In such instances, the SEC requires that we must identify the acquired business excluded and indicate the significance of the acquired business to our consolidated financial statements. Additionally, we must disclose any material change to our internal control over financial reporting due to the acquisition pursuant to the Securities Exchange Act of 1934 Rule 13a-15(d). Furthermore, the SEC limits the period in which we may omit an assessment of the acquired business’s internal control over financial reporting to one year from the date of acquisition. We believe our exclusion of the acquired companies noted above from our assessment of internal control over financial reporting as of December 31, 2006 is consistent with the SEC’s requirements.

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2006.

McGladrey & Pullen, LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an attestation report on our assessment of internal control over financial reporting. McGladrey & Pullen, LLP’s attestation report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation

Tucson, AZ

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting, that The Providence Service Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Providence Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Providence Service Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of The Providence Service Corporation and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ McGladrey & Pullen, LLP

Phoenix, AZ

March 15, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation

Tucson, AZ

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Providence Service Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of The Providence Service Corporation and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of The Providence Service Corporation’s internal control over financial reporting.

As described in Note 12 to the financial statements, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standard No. 123R.

/s/ McGladrey & Pullen, LLP

Phoenix, AZ

March 15, 2007

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$8,994,243	$40,702,730
Accounts receivable—billed, net of allowance of $523,000 in 2005 and $5.3 million in 2006	19,971,707	36,148,148
Accounts receivable—unbilled	4,485,717	2,134,364
Management fee receivable	6,623,182	7,341,794
Other receivables	2,363,277	881,464
Restricted cash	175,000	2,299,733
Prepaid expenses and other	4,504,566	4,283,997
Notes receivable	288,495	974,643
Deferred tax assets	790,238	965,903

Total current assets	48,196,425	95,732,776
Property and equipment, net	2,384,776	2,783,651
Notes receivable, less current portion	1,318,981	739,406
Goodwill	44,731,646	56,656,263
Intangible assets, net	19,496,109	29,037,131
Restricted cash, less current portion	1,775,000	6,211,000
Other assets	1,109,737	1,174,654

Total assets	$119,012,674	$192,334,881

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,134,166	2,902,284
Accrued expenses	11,282,802	21,587,743
Deferred revenue	182,986	790,582
Reinsurance liability reserve	1,859,117	2,986,187
Current portion of long-term obligations	4,083,333	332,379

Total current liabilities	19,542,404	28,599,175
Deferred tax liabilities	3,983,036	4,060,677
Long-term obligations, less current portion	14,240,902	618,680
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 9,822,486 and 12,171,127 issued and outstanding (including treasury shares)	9,822	12,171
Additional paid-in capital	72,954,411	141,380,761
Retained earnings	8,580,845	17,962,163

	81,545,078	159,355,095
Less 146,905 treasury shares, at cost	298,746	298,746

Total stockholders’ equity	81,246,332	159,056,349

Total liabilities and stockholders’ equity	$119,012,674	$192,334,881

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Income

	Year ended December 31,
	2004	2005	2006
Revenues:
Home and community based services	$73,106,046	$115,466,600	$152,067,238
Foster care services	13,178,098	15,795,179	21,912,942
Management fees	10,681,500	14,446,589	17,876,864

	96,965,644	145,708,368	191,857,044
Operating expenses:
Client service expense (1)	71,883,507	108,938,934	149,516,271
General and administrative expense (1)	12,178,927	18,178,436	23,436,425
Depreciation and amortization	1,325,420	2,093,753	3,463,159

Total operating expenses	85,387,854	129,211,123	176,415,855

Operating income	11,577,790	16,497,245	15,441,189
Other (income) expense:
Interest expense	432,729	1,033,019	855,288
Interest income	(175,366)	(268,182)	(1,456,409)

Income before income taxes	11,320,427	15,732,408	16,042,310
Provision for income taxes	4,235,363	6,306,962	6,660,992

Net income	7,085,064	9,425,446	9,381,318

Earnings per common share:
Basic	$0.77	$0.97	$0.82

Diluted	$0.76	$0.95	$0.80

Weighted-average number of common shares outstanding:
Basic	9,216,988	9,667,416	11,472,408
Diluted	9,355,480	9,884,878	11,676,323

(1)	Includes related party expenses of $77,000, $129,000 and $126,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	8,481,839	$8,482	$51,772,612	$(7,929,665)	135,501	$(118,562)	$43,732,867
Sale of stock in public offering, net of offering costs	862,500	862	12,640,202	—	—	—	12,641,064
Stock based compensation	—	—	143,693	—	—	—	143,693
Exercise of employee stock options	142,540	143	1,175,317	—	11,404	(180,184)	995,276
Net income	—	—	—	7,085,064	—	—	7,085,064

Balance at December 31, 2004	9,486,879	9,487	65,731,824	(844,601)	146,905	(298,746)	64,597,964
Common stock issued in connection with acquisition of business	117,371	117	3,017,491	—	—	—	3,017,608
Adjustment to initial public offering costs	—	—	55,166	—	—	—	55,166
Settlement of taxes due related to initial public offering	—	—	(171,897)	—	—	—	(171,897)
Stock based compensation	—	—	601,041	—	—	—	601,041
Exercise of employee stock options	218,236	218	3,720,786	—	—	—	3,721,004
Net income	—	—	—	9,425,446	—	—	9,425,446

Balance at December 31, 2005	9,822,486	9,822	72,954,411	8,580,845	146,905	(298,746)	81,246,332
Sale of stock in public offering, net of offering costs	2,000,000	2,000	59,548,195	—	—	—	59,550,195
Stock based compensation	—	—	471,902	—	—	—	471,902
Exercise of employee stock options including tax benefit of $2.0 million	348,641	349	8,416,329	—	—	—	8,416,678
Settlement of taxes due related to initial public offering	—	—	(10,076)	—	—	—	(10,076)
Net income	—	—	—	9,381,318	—	—	9,381,318

Balance at December 31, 2006	12,171,127	$12,171	$141,380,761	$17,962,163	146,905	$(298,746)	$159,056,349

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2005	2006
Operating activities
Net income	$7,085,064	$9,425,446	$9,381,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	712,044	928,136	1,075,680
Amortization	613,376	1,165,617	2,387,479
Amortization of deferred financing costs	102,110	121,563	157,640
Deferred income taxes	7,727	(68,444)	(316,869)
Stock based compensation	143,693	601,041	471,902
Excess tax benefit upon exercise of stock options	496,589	1,171,248	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(6,178,346)	(3,678,707)	(10,676,547)
Management fee receivable	(1,425,577)	(1,596,027)	(855,031)
Other receivable	—	(2,363,277)	1,517,380
Reinsurance liability reserve	—	1,859,117	1,127,070
Prepaid expenses and other	(1,924,331)	(1,524,133)	157,583
Accounts payable and accrued expenses	1,965,200	3,178,369	2,609,535
Deferred revenue	402,327	(765,448)	(236,741)

Net cash provided by operating activities	1,999,876	8,454,501	6,800,399

Investing activities
Purchase of property and equipment	(874,869)	(917,184)	(1,075,940)
Purchase of intangibles	(1,606,444)	(2,155,669)	—
Acquisition of businesses, net of cash acquired	(15,830,579)	(24,335,421)	(17,604,500)
Redemption of held-to-maturity investments	4,000,000	—	—
Advances to managed entity	(875,000)	—	—
Restricted cash for contract performance	(513,325)	(989,175)	(6,560,733)
Purchase of short-term investments, net	—	(40,109)	(148,860)
Working capital advances to third party	—	(225,000)	(251,283)
(Advances to) distributions received from former managed entity	—	(100,135)	69,710

Net cash used in investing activities	(15,700,217)	(28,762,693)	(25,571,606)

Financing activities
Net payments on revolving note	(93,661)	—	—
Payments of capital leases	(92,501)	(135,389)	—
Proceeds from common stock issued pursuant to stock option exercise	498,687	2,549,756	6,507,282
Excess tax benefit upon exercise of stock options	—	—	1,909,398
Proceeds from (income tax adjustment related to) common stock offering, net	12,641,064	(225,030)	59,593,251
Repayments of short-term debt	(1,400,000)	—	—
Proceeds from (repayments of) long-term debt	(2,100,000)	16,655,555	(17,433,981)
Debt financing costs	(100,000)	(199,940)	(96,256)

Net cash provided by financing activities	9,353,589	18,644,952	50,479,694

Net change in cash	(4,346,752)	(1,663,240)	31,708,487
Cash at beginning of period	15,004,235	10,657,483	8,994,243

Cash at end of period	$10,657,483	$8,994,243	$40,702,730

See accompanying notes

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended December 31,
	2004	2005	2006
Supplemental cash flow information
Cash paid for interest	$346,218	$814,326	$756,873

Cash paid for income taxes	$3,651,882	$5,539,549	$4,871,728

Notes payable issued for acquisition of business	$1,000,000	$668,680	$—

Common stock issued for:
Acquisitions	$—	$3,017,608	$—

Business acquisitions:
Purchase price	$15,240,000	$24,419,085	$16,075,362
Costs of acquisition	711,113	211,288	1,619,643
Less cash acquired	(120,534)	(294,952)	(90,505)

Acquisition of business, net of cash acquired	$15,830,579	$24,335,421	$17,604,500

See accompanying notes

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2006

1.    Summary of Critical Accounting Estimates and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in 36 states and the District of Columbia.

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

Restricted Cash

At December 31, 2005 and 2006, the Company had approximately $2.0 million and $8.5 million of restricted cash, respectively. Of the restricted cash amount at December 31, 2005 and 2006, $175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. Furthermore, at December 31, 2005 and 2006, approximately $1.8 million and $6.2 million, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets. The remaining balance of approximately $2.1 million at December 31, 2006 is held in escrow related the Company’s obligations under arrangements with certain governmental agencies through its Correctional Services Business acquired in October 2006 as more fully described in note 5 below. At December 31, 2006, approximately $6.4 million of the restricted cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in certificates of deposit. The remaining balance of approximately $2.1 million of the restricted cash is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to the Correctional Services Business.

Short-Term Investments

As part of its cash management program, the Company from time to time maintains short-term investments. These investments have a term to earliest maturity of less than one year and are comprised of certificates of deposit. These investments are carried at cost, which approximates market.

Concentration of Credit Risk

Contracts with governmental agencies and not-for-profit subrecipients of governmental agencies accounted for approximately 84%, 86% and 82% of the Company’s revenue for the years ended December 31, 2004, 2005 and 2006, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, management fee receivable and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates their fair value at December 31, 2005 and 2006.

Accounts Receivable and Allowance for Doubtful Accounts

Clients are referred to the Company through governmental social services programs and it only provides services at the direction of a payer under a contractual arrangement. These circumstances have historically minimized any uncollectible amounts for services rendered. However, the Company recognizes that not all amounts recorded as accounts receivable will ultimately be collected.

The Company records all accounts receivable amounts at their contracted amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on specific client collection issues. The Company pays particular attention to amounts outstanding for 365 days and longer. Any account receivable older than 365 days is deemed uncollectible and written off or fully allowed for unless the Company has specific information from the payer that payment for those amounts is forthcoming. In circumstances where the Company is aware of a specific payer’s inability to meet its financial obligation, the Company records a specific addition to its allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect.

Under certain of the Company’s contracts, billings do not coincide with revenue recognized on the contract due to payer administrative issues. These unbilled accounts receivable represent revenue recorded for which no amount has been invoiced. Unbilled amounts are considered current when billed, which generally occurs within one year from the date of service.

The Company’s write-off experience for the years ended December 31, 2004, 2005 and 2006 was less than 1%.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Maintenance and repairs are charged to earnings when they are incurred. Upon the disposition of any asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company uses valuation techniques consistent with a market approach by deriving a multiple of the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization) based on the market value of the Company’s common stock at year end and then applying this multiple to each reporting unit’s EBITDA for the year to determine the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluation of goodwill completed as of December 31, 2006 resulted in no impairment loss.

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to management contracts and customer relationships acquired in 2004, 2005 and 2006 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

The Company assesses whether any relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. With respect to acquired management contracts, the useful life is limited by the stated terms of the agreements. The Company determines an appropriate useful life for acquired customer relationships based on the expected period of time it will provide services to the payer.

While the Company uses discounted cash flows to value the acquisition of intangible assets, the Company has elected to use the straight-line method of amortization to determine amortization expense. If applicable, the Company assesses the recoverability of the unamortized balance of its long-lived assets based on undiscounted expected future cash flows. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss.

Deferred Financing Costs

The Company capitalizes expenses incurred in connection with its long-term debt obligations and amortizes them over the term of the respective debt agreements. Deferred financing costs, net of amortization, totaling approximately $427,000 and $365,000 at December 31, 2005 and 2006, are included in “Other assets” in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue at the time services are rendered at predetermined amounts stated in the Company’s contracts and when the collection of these amounts is considered to be reasonably assured.

At times the Company may receive funding for certain services in advance of services actually being rendered. These amounts are reflected in the accompanying consolidated balance sheets as deferred revenue until the actual services are rendered.

Fee-for-service contracts.    Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be reasonably assured. Such services are provided at established billing rates.

Cost based service contracts.    Revenues from the Company’s cost based service contracts in California are recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. The Company annually submits projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, the Company submits cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to the Company for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date the Company submits the cost report. In cases where funds paid to the Company exceed the allowable costs to provide services under contract, the Company may be required to pay back the excess funds.

The Company’s cost reports are routinely audited on an annual basis. The Company periodically reviews its provisional billing rates and allocation of costs and provides for estimated adjustments from the contracting payers. The Company believes that adequate provisions have been made in its consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in the Company’s consolidated statement of income in the year of settlement.

Annual block purchase contract.    The Company’s annual block purchase contract with The Community Partnership of Southern Arizona (“CPSA”), requires it to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. The Company must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. With the approval of the Arizona State Medicaid Authority the Company no longer has to provide services to every client referred under this contract effective September 1, 2006, but is obliged to provide services only to those clients with a demonstrated medical necessity. Since adopting the medical necessity criteria, the Company has been able to operate within the annual funding allocation guidelines. The annual funding allocation amount is subject to increase when the Company’s encounters exceed the contract amount; however, such increases in the annual funding allocation amount are subject to government appropriation and may not be approved. There is no contractual limit to the number of eligible beneficiaries that may be assigned to the Company, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, the Company is at-risk if the costs of providing necessary services exceed the associated reimbursement.

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

The Company recognizes revenue from its annual block purchase contract corresponding to the service encounter value. If the Company’s service encounter value is less than 90% of the amounts received from CPSA, the Company recognizes revenue equal to the service encounter value and defers revenue for any excess amounts received. CPSA has not reduced, withheld, or suspended any payments and the Company believes its encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

If the Company’s service encounter value equals 90% of the amounts received from CPSA, the Company recognizes revenue at the contract amount, which is one-twelfth of the established annual contract amount each month.

If the Company’s service encounter value exceeds 90% of the contract amount, the Company recognizes revenue in excess of the annual funding allocation amount if collection is reasonably assured. Prior to September 30, 2006, evidence that the collection of additional revenue over the contractual amount was reasonably assured was primarily based on consistent historical evidence of supplemental payments from CPSA. Subsequent to September 30, 2006, and as a result of the failure to obtain supplemental funding for all of the additional revenue over the contractual amount recognized in 2005 and 2006 described below, the Company evaluates additional factors such as cash receipt or written confirmation regarding payment probability related to the determination of whether any such additional revenue over the contractual amount is considered to be reasonably assured. The impact of this change in the Company’s evaluation of the collectibility of revenue for supplemental services rendered under this contract subsequent to September 30, 2006 did not have a significant impact on the Company’s revenue for the year ended December 31, 2006. As of December 31, 2006, the amount of revenue recognized from this contract in excess of the annual funding allocation amount for the contract year ended June 30, 2006 and the first six months of the contract year ending June 30, 2007 was approximately $4.5 million. Of this amount, the Company collected $500,000 and, in accordance with its accounting policy related to allowances for doubtful accounts, the Company reserved approximately $4.0 million as of December 31, 2006, which included approximately $1.5 million (net of $500,000 collected in 2006) that had aged to 365 days at December 31, 2006.

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

The Company recognizes management fees revenue from its management agreements as such amounts are earned, as defined by the respective management agreements, and collection of such amounts is considered reasonably assured. The Company assesses the likelihood of whether any of its management fees may need to be returned to help the Company’s managed entities fund their working capital needs. If the likelihood is other than remote, the Company defers the recognition of all or a portion of the management fees received. To the extent the Company defers management fees as a means of funding any of its managed entities’ losses from operations, such amounts are not recognized as management fees revenue until they are ultimately collected from the operating income of the not-for-profit entities.

In addition, as part of the Company’s reinsurance program, the Company reinsures a substantial portion of the general and professional liability and workers’ compensation cost of certain designated entities it manages through its wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”). Further, the Company offered health insurance coverage to employees of certain entities it manages under the Company’s self-funded health insurance program through June 2006. In exchange for this liability coverage the Company received a reimbursement equal to the pro-rata share of its managed entities’ costs to participate in the Company’s reinsurance and self-funded health insurance programs. The Company recorded amounts received from these managed entities as management fees revenue.

Consulting agreements.    From time to time the Company may enter into consulting agreements with other entities that provide government sponsored social services. Under the agreements, the Company evaluates and makes recommendations with respect to their management, administrative and operational services. The Company may continue to enter into consulting agreements in the future. In exchange for these consulting services, the Company receives a fixed fee that is either payable upon completion of the services or on a monthly basis. These consulting agreements are generally short-term in nature and are subject to termination by either party at any time, for any reason, upon advance written notice. Revenues related to these services are classified as management fees revenue in the Company’s consolidated financial statements and are recognized at the time such consulting services are rendered and collection is determined to be reasonably assured.

The costs associated with generating the Company’s management fee and consulting fee revenues are accounted for in client service expense and in general and administrative expense in the accompanying consolidated statements of income.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance which includes amounts for state and federal net operating loss carryforwards as more fully described in note 13 below for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

Stock-Based Compensation Arrangements

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” to account for its stock-based compensation plans as more fully described in note 12 below.

Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method for the periods prior to January 1, 2006:

	Year ended December 31,
	2004	2005
Net income as reported	$7,085,064	$9,425,446
Add—Employee stock-based compensation expense included in reported net income, net of income tax benefit	143,693	298,414
Less—Employee stock-based compensation expense determined under fair value based method for all awards, net of income tax benefit	934,646	6,866,961

Adjusted net income	$6,294,111	$2,856,899

Earnings per share:
Basic—as reported	$0.77	$0.97

Basic—as adjusted	$0.68	$0.30

Diluted—as reported	$0.76	$0.95

Diluted—as adjusted	$0.68	$0.29

Reinsurance and Self-Funded Insurance Programs

Reinsurance

The Company reinsures a substantial portion of its general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities the Company manages under reinsurance programs through SPCIC. These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and fluctuating insurance premium rates.

The following table summarizes the Company’s insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability (1)	April 12, 2007	$1,000,000	$335,000	$4,000,000
Workers’ compensation liability (2)	May 15, 2007	$250,000	$858,000	Up to applicable statutory limits

(1)	Effective April 12, 2006, the Company’s reinsurance policy with respect to its general and professional liability reinsurance program was renewed under substantially the same terms as the prior year’s policy. Pursuant to a renegotiation of this policy, effective May 23, 2006, SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.4 million and the cumulative reserve for expected losses since inception of this reinsurance program in 2005 at December 31, 2006, as indicated by the most recent independent actuarial report dated February 5, 2007, is approximately $291,000. The excess premium over the Company’s expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities. In addition, the Company is insured under an umbrella liability insurance policy providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	Effective May 15, 2006, SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides the Company with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.2 million which is ceded to SPCIC. The cumulative reserve for expected losses since inception of this reinsurance program in 2005 at December 31, 2006, as predicted by the most recent independent actuarial report dated February 5, 2007, is approximately $1.1 million. In addition, the Company has two workers’ compensation policies with this third-party insurer providing statutory limits in excess of the $250,000 reinsurance limit; one for California and one for all other states for which the Company is required to provide workers’ compensation insurance.

SPCIC had restricted cash of approximately $1.8 million at December 31, 2005 and approximately $6.2 million at December 31, 2006, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company. At December 31, 2006, approximately 23% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by the Company that are covered under SPCIC’s reinsurance programs.

Health Insurance

The Company offered its employees and employees of certain entities it manages through June 2006, an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2007. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $658,000 and $746,000 as of December 31, 2005 and 2006, respectively, is recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

The Company charges its employees a portion of the costs of its self-funded group health insurance programs, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between the Company’s projections and its actual experience is borne by the Company. Effective July 1, 2006, the managed entities that previously participated in the Company’s self-funded and non-self funded health insurance programs obtained separate health insurance policies. The Company is estimating potential obligations for liabilities under this program to reserve what it believes to be a sufficient amount to cover liabilities based on its past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what the Company reserves could have a material adverse effect on its financial results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, loss reserves for reinsurance and self-funded insurance programs and stock-based compensation.

Reclassification

Certain amounts have been reclassified in prior periods in order to conform with the current period presentation with no affect on net income or stockholders’ equity.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”) in June 2006, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation provides that the tax effects from an uncertain tax position can be recognized in an enterprise’s financial statements only if the enterprise determines that it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006. Early application of the provisions of this interpretation is encouraged. The

Company has evaluated the requirements of FIN 48 and does not believe that the provisions of this statement will significantly impact its consolidated financial statements.

FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 157 is encouraged. The Company is evaluating the effect, if any, of adopting SFAS 157 on the Company’s consolidated financial statements.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006 setting forth guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements by applying the following methodologies: (1) quantify misstatements based on the amount of the error originating in the current year income statement and (2) quantify misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Under this guidance a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The guidance in SAB 108 is effective for evaluations made on or after November 15, 2006. The provisions of SAB 108 did not have, and the Company does not believe that these provisions will have, a significant impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 159 is permitted. The Company is evaluating the effect, if any, of adopting SFAS 159 on its consolidated financial statements.

Segment Disclosures

The Company, through its operating entities, provides home and community based counseling, foster care, and provider network services to families and children who are eligible for social services under state and/or local governmental social services programs. All of the Company’s operating entities have been aggregated into one reporting segment under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s single reporting segment.

The Company’s operating entities provide social services to a common customer group, principally individuals and families. All of the operating entities follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. The Company manages its operating activities by actual to budget comparisons within each operating entity rather than by comparison between entities. The Company’s budget is prepared on an entity-by-entity basis which represents the aggregation of individual location operating budgets within each entity and is comprised of:

•	Payer specific revenue streams based upon contracted amounts;

•	Payroll and related employee expenses by position corresponding to the contracted revenue streams; and

•	Other operating expenses such as facilities costs, employee training, mileage and telephone in support of operations.

The Company’s actual operating contribution margins by operating entity range from approximately 12% to 26%. The Company believes that the long term operating contribution margins of its operating entities will approximate 15% as the respective entities’ markets mature, the Company cross sells its services within markets, and its operating model is standardized among entities including recent acquisitions. The Company also believes that its targeted contribution margin of approximately 15% is allowable by its state and local governmental payers over the long term.

In evaluating the financial performance and economic characteristics of the Company’s operating entities, the Company’s chief operating decision maker regularly reviews the following types of financial and non-financial information for each operating entity:

•	Consolidated financial statements;

•	Separate condensed financial statements for each individual operating entity versus their budget;

•	Monthly non-financial statistical information;

•	Productivity reports; and

•	Payroll reports.

While the Company’s chief operating decision maker evaluates performance in comparison to budget based on the operating results of the individual operating entities, the operating entities are aggregated into one reporting segment for financial reporting purposes because the Company believes that the operating entities exhibit similar long term financial performance. In conjunction with the financial performance trends, the Company believes the similar qualitative characteristics of its operating entities and budgetary constraints of the Company’s payers in each market provide a foundation to conclude that the Company’s businesses have similar economic characteristics. Thus, the Company believes the economic characteristics of its operating entities meet the criteria for aggregation into a single reporting segment under SFAS 131.

2.    Other Receivables

Based on certain provisions of the Company’s loan and security agreement with CIT Healthcare LLC (“CIT”), all of the Company’s collections on accounts related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on accounts related to the Company’s operating activities and amounts due to CIT under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. As of December 31, 2005 and 2006, the amount due to the Company from CIT under this arrangement totaled approximately $2.3 million and $828,000, respectively, and was classified as “Other receivables” in the Company’s consolidated balance sheet.

3.    Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31,
	2005	2006
Prepaid payroll	$1,799,643	$1,887,345
Prepaid insurance	890,343	1,132,994
Prepaid income taxes	420,724	—
Prepaid rent	185,680	312,988
Consulting fees receivable	875,394	500,000
Other	332,782	450,670

Total prepaid expenses and other	$4,504,566	$4,283,997

4.    Notes Receivable

Notes Receivable included the following:

	Interest Rate	December 31,
		2005	2006
Unsecured promissory note from The ReDCo Group, a managed entity, with interest only payments due quarterly and principal and accrued but unpaid interest due September 2007	Federal Funds Rate 5.17% at December 31, 2006	$875,000	$875,000

Unsecured promissory note from Family Preservation Community Services, Inc., a managed entity, with principal and accrued but unpaid interest due February 2008	5.0%	407,341	407,341

Unsecured promissory note from FCP, Inc., a managed entity, with principal and interest due in thirty-six equal monthly installments beginning February 2007 through January 2010	9.5%	—	250,000

Unsecured promissory note from ArtFare.Org, a third-party entity, with principal and accrued but unpaid interest due upon demand	Prime plus 1.0% 9.25% at December 31, 2006	—	100,000

Unsecured promissory note from Clearfield Jefferson Community Mental Health Center, Inc., a third-party entity, with principal and accrued but unpaid interest due July 2011	5.0%	—	51,073

Unsecured promissory note from Triad Family Services, a former managed entity, with principal and accrued interest due in twenty-four equal monthly installments from July 2005 to June 2007	8.0%	100,135	30,635

Unsecured promissory note from A to Z In-Home Tutoring, LLC with principal and accrued interest but unpaid interest due June 2006 (A)	Prime plus 3.0%	225,000	—

		1,607,476	1,714,049
Less current portion		288,495	974,643

		$1,318,981	$739,406

(A)	The Company acquired all of the equity interest in A to Z In-Home Tutoring, LLC on February 1, 2006 as more fully described in note 5 below. The unsecured promissory note from A to Z In-Home Tutoring, LLC was a bridge loan owing to the Company at the date of acquisition.

Accrued interest receivable related to these notes totaled approximately $20,000 and $26,000 at December 31, 2005 and 2006, respectively, and was classified as “Other assets” in the accompanying consolidated balance sheets. The notes receivable balances less current portion have been classified as noncurrent assets because they are not expected to be collected within one year from the balance sheet dates.

5.    Acquisitions

The following acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of these acquisitions has been allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values and may change when the final valuation of certain intangible assets is determined except for the acquisition of Children’s Behavioral Health, Inc. (“CBH”), Maple Services, LLC and Maple Star Nevada, Transitional Family Services, Inc. and AlphaCare Resources, Inc. (collectively “AlphaCare”) and Drawbridges Counseling Services, LLC and Oasis Comprehensive Foster Care Services LLC (collectively “Drawbridges”) where the cost of the acquisition has been allocated to the assets and liabilities acquired based on a final valuation of their respective fair values and the excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

In addition, the Company performed an analysis of its acquisitions and determined that each transaction should be accounted for as a business combination as such term is defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

On June 13, 2005, the Company acquired all of the equity interest in CBH, a Pennsylvania provider of home and school based social services for children. The purchase price of approximately $13.6 million consisted of $10.0 million in cash, 117,371 shares of the Company’s unregistered common stock valued at $3.0 million, and an unsecured, subordinated promissory note in the principal amount of approximately $619,000 after deducting certain credits related to working capital adjustments. The number of shares of the Company’s unregistered common stock issued in this transaction was based upon the value of $3.0 million divided by the arithmetic average of the closing sales price per share of the Company’s common stock as reported on the NASDAQ market for the 10 trading days immediately preceding the date of this transaction. This acquisition expanded the Company’s presence to a number of new counties within Pennsylvania and significantly increased the children’s services component of the Company’s business.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$10,000,000
Note ($1.5 million less approximately $881,000 for certain working capital adjustments)	618,680
Common shares	3,017,608
Acquisition costs	449,056

$14,085,344

Allocated to:
Working capital	$714,033
Deferred tax liability	(2,020,586)
Intangibles	5,078,000
Goodwill	10,313,897

$14,085,344

The above goodwill is not tax deductible.

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

In December 2005 and July 2006, the working capital adjustments were finalized resulting in a total amount payable by the Company of approximately $620,000, of which $492,000 was paid by the Company to the seller in December 2005 and $128,000 was paid in July 2006. These acquisitions were retroactively effective as of August 1, 2005 and expanded the Company’s presence into Colorado and Oregon (through the two not-for-profit entities formerly managed by Maple Services, LLC) and added foster care services to the Company’s existing roster of services in Nevada. Further, the Company paid $971,000 under an earn out provision of the purchase agreement in September 2006. The additional consideration paid was recorded as an additional cost to acquire Maple Star Nevada.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$8,400,000
Additional consideration paid	1,601,947
Estimated costs of acquisition	187,092

$10,189,039

Allocated to:
Working capital	$1,148,950
Deferred tax liability	(1,105,974)
Intangibles	2,928,000
Goodwill	7,218,063

$10,189,039

The above goodwill is tax deductible.

On September 20, 2005, the Company acquired all of the equity interests in AlphaCare. AlphaCare provides in-home and professional therapy services in several Georgia locations and administers one of the largest family preservation programs in the State of Georgia. The purchase price consisted of cash totaling approximately $5.1 million (less $472,692 which was placed into escrow as security for any indemnification obligations for 18 months from September 20, 2005 and less additional adjustments contained in the purchase agreement). These acquisitions not only expanded the Company’s geographic footprint but also helped position it to take advantage of the growing trend within the state of Georgia for in-home delivery of mental health services.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$5,126,922
Estimated costs of acquisition	214,671

$5,341,593

Allocated to:
Working capital	$95,754
Deferred tax liability	(164,117)
Intangibles	2,826,000
Goodwill	2,583,956

$5,341,593

Approximately $1.6 million of the above goodwill is tax deductible.

Effective October 1, 2005, the Company acquired all of the equity interests in Drawbridges. These agencies were acquired for a purchase price of $450,000 (subject to certain working capital adjustments), which consisted of $400,000 in cash and a one year $50,000 unsecured, subordinated promissory note. The promissory note bears interest of 6% with principal and any accrued but unpaid interest due October 1, 2006. On November 11, 2006, the Company paid to the seller all of the outstanding principal and accrued interest due under this promissory in the amount of approximately $53,000. These acquisitions provided the Company an entry into the state of Kentucky.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$400,000
Promissory note	50,000
Estimated costs of acquisition	24,932

$474,932

Allocated to:
Intangibles	$167,000
Goodwill	307,932

$474,932

The above goodwill is tax deductible.

On February 1, 2006, the Company acquired all of the equity interest in A to Z In-Home Tutoring, LLC (“A to Z”), a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $900,000 in debt excluding a $250,000 bridge loan owing to the Company by A to Z at the date of acquisition. On July 7, 2006 and October 31, 2006, the Company entered into separate settlement agreements with the sellers of A to Z to release the Company from its obligation to make any additional purchase price payments to the sellers in exchange for $625,000 and $1.2 million (less approximately $300,000 for the sale by the Company to the seller of certain accounts receivable of A to Z) in cash, respectively, the payment of which was made by the Company to the seller on July 12, 2006 related to the July 7, 2006 settlement agreement and November 3, 2006 related to the October 31, 2006 settlement agreement. The settlement amounts were added to the cost of acquiring A to Z. As a result of these settlement agreements with the sellers, we have no further obligations to the sellers under the earn out provision of the purchase agreement. This acquisition expands the Company’s home and community based social services to include educational tutoring. The cash portion of the purchase price of this acquisition was partially funded from the Company’s credit facility with CIT.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,432,197
Additional consideration paid	1,825,000
Estimated costs of acquisition	51,011

$3,308,208

Allocated to:
Working capital	$171,758
Intangibles	545,000
Goodwill	2,591,450

$3,308,208

Currently, the above goodwill is expected to be tax deductible.

On February 27, 2006, the Company acquired all of the equity interest in Family Based Strategies, Inc. (“FBS”), a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to the Company by FBS at the date of acquisition. This portion of the purchase price will be paid upon the final determination of FBS’s working capital. The purchase price also included the payoff of debt obligations of FBS in the amount of approximately $180,000 that was paid by the Company on the date of acquisition. This acquisition expands the Company’s presence in North Carolina and provides entry into New Jersey.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Payoff of certain of FBS’ debt	$179,739
Estimated costs of acquisition	14,377

$194,116

Allocated to:
Intangibles	$550,000
Deferred tax liability	(218,845)
Other net liabilities	(137,039)

$194,116

Currently, the above goodwill is not expected to be tax deductible.

Effective April 1, 2006, the Company acquired all of the equity interest in W.D. Management, L.L.C., (“WD Management”), a Missouri based management company that provides management services in Missouri. The purchase price included $1.0 million in cash. This acquisition expands the workforce development services managed by the Company.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$1,000,000
Estimated costs of acquisition	285,363

$1,285,363

Allocated to:
Intangibles	$6,351,000
Earn out liability	(7,750,000)
Goodwill	2,684,363

$1,285,363

The fair value of the assets acquired in this transaction exceeded that portion of the purchase price paid by the Company at the acquisition date. The Company recorded this excess fair value as a liability. In accordance with the contingent consideration provisions of the purchase agreement, the Company is obligated to pay to the sellers in the first quarter of 2007 additional consideration in an amount approximated by the earn out liability allocated above. Additionally, under the contingent consideration provisions of the purchase agreement, the Company may be obligated to pay contingent consideration in 2008 as more fully described in note 14 below.

Currently, the above goodwill is expected to be tax deductible.

Effective August 1, 2006, the Company acquired substantially all of the assets of Innovative Employment Solutions (“IES”), a division of Ross Education, LLC. IES is a Michigan based provider of workforce development services. IES also provides workforce development services in Pennsylvania, West Virginia and New York. The purchase price consisted of cash of $9.0 million which included $1.2 million for excess working capital received at closing under a working capital adjustment provision of the purchase agreement (less approximately $1.3 million placed into escrow as security against indemnification obligations, working capital adjustments and payment of the purchase price). The purchase price was funded from proceeds from the Company’s follow-on offering of its common stock completed in April 2006. This acquisition expands the Company’s existing workforce development service continuum.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$8,950,000
Estimated costs of acquisition	201,804

$9,151,804

Allocated to:
Working capital	$2,228,325
Intangibles	2,718,000
Goodwill	4,205,479

$9,151,804

Currently, the above goodwill is expected to be tax deductible.

Effective September 30, 2006, the Company acquired all of the assets of the Correctional Services Business (“Correctional Services”) of Maximus, Inc. (“Maximus”). The business provides misdemeanant private probation supervision services in Florida, Georgia, South Carolina, Tennessee and Washington. The purchase price consisted of cash totaling $3.0 million, the assumption of deferred compensation liability limited to $250,000, and contingent liabilities related to the purchased assets, assigned contracts and a subcontract agreement that was entered into simultaneously with this asset purchase agreement. The acquisition closed on October 5, 2006 and was effective as of September 30, 2006 except for those locations where payer consent or provider certification was required as set forth in the agreement. From September 30, 2006 until all payer consents or provider certifications were obtained, the Company provided services to those locations where payer consent or provider certification was not obtained as of October 5, 2006 under a subcontract with Maximus. Subsequent to October 5, 2006, all payer consents and provider certifications were obtained and the subcontract agreement was terminated. The results of operations of Correctional Services are included in the Company’s consolidated financial statements from September 30, 2006, the date of acquisition. The purchase price was funded from proceeds from the Company’s follow-on offering of its common stock completed in April 2006. This acquisition provides an entry into the state of Washington and further expands the Company’s human services delivery platform and enables the Company to introduce private probation services into additional markets where privatized probation services are sponsored.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$3,000,000
Estimated costs of acquisition	138,061

$3,138,061

Allocated to:
Working capital	$25,095
Intangibles	1,764,500
Goodwill	1,348,466

$3,138,061

Currently, the above goodwill is expected to be tax deductible.

Goodwill and Intangibles

The amount allocated to intangibles represents acquired customer relationships and management contracts. The Company valued customer relationships and the management contract acquired in these acquisitions based upon expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services in the case of customer relationships and management and administrative services provided to the managed entity with respect to the acquired management contract.

The following table summarizes the allocation of purchase price to intangible assets at December 31, 2005 and 2006 for intangible assets acquired in 2004, 2005 and 2006:

	Estimated Useful Life	Gross Carrying Amount
		December 31,
		2005	2006
Intangible assets acquired in 2004
Management contracts	10 Yrs	$4,102,962	$4,102,962
Customer relationships	15 Yrs	5,127,900	5,127,900
Restrictive covenants	3 Yrs	30,000	30,000

Total intangible assets acquired in 2004		$9,260,862	$9,260,862

Intangible assets acquired in 2005
Management contracts	10 Yrs	$1,457,750	$1,449,000
Customer relationships	15 Yrs	9,515,000	9,515,000
Restrictive covenants	5 Yrs	35,000	35,000

Total intangible assets acquired in 2005		$11,007,750	$10,999,000

Intangible assets acquired in 2006
Management contracts	10 Yrs		$6,326,000
Customer relationships	15 Yrs		3,773,000
Customer relationships	10 Yrs		1,417,000
Restrictive covenants	5 Yrs		75,000
Software license	5 Yrs		337,500

Total intangible assets acquired in 2006			$11,928,500

No significant residual value is estimated for these intangible assets. Amortization expense will be recognized on a straight-line basis over the estimated useful life.

Changes in goodwill were as follows:

Balance at December 31, 2004	$24,717,145
Adjustment to costs of the Dockside acquisition	(3,549)
Adjustment to costs of the Aspen Companies acquisition	689,061
CBH acquisition	10,531,001
Maple Star acquisition	5,924,080
AlphaCare acquisition	2,565,976
Drawbridges acquisition	307,932

Balance at December 31, 2005	44,731,646
Adjustment for costs of the Children’s Behavioral Health, Inc., Transitional Family Services, Inc., AlphaCare Resources, Inc., Maple Services, LLC and Maple Star Nevada acquisitions	1,094,859
A to Z acquisition	2,591,450
WD Management	2,684,363
IES acquisition	4,205,479
Correctional Services	1,348,466

Balance at December 31, 2006	$56,656,263

The total amount of goodwill that is deductible for income tax purposes at December 31, 2005 and 2006 is as follows:

	2005	2006
Deductible goodwill	$6,461,012	$12,275,942

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of A to Z, FBS, WD Management, IES and Correctional Services had occurred on January 1, 2005 or 2006. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2005 or 2006.

	Year ended December 31,
	2005	2006
Revenue	$172,785,328	$206,554,174
Net income	$9,934,771	$9,996,310
Diluted earnings per share	$1.01	$0.86

6.    Detail of Other Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2005	2006
Land	—	$20,000	$20,000
Building	39 years	230,000	230,000
Furniture and equipment	3-7 years	5,241,621	6,691,672

		5,491,621	6,941,672
Less accumulated depreciation		3,106,845	4,158,021

		$2,384,776	$2,783,651

Depreciation expense was approximately $712,000, $928,000 and $1.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Intangible assets consisted of the following:

		December 31,
		2005		2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs	$6,532,312	$(885,238)	$12,849,562	$(2,071,417)
Customer relationships	15 Yrs	14,642,900	(841,133)	18,415,900	(1,954,965)
Customer relationships	10 Yrs	—	—	1,417,000	(35,425)
Software license	5 Yrs	—	—	337,500	(16,875)
Restrictive covenants	5 Yrs	35,000	(2,732)	110,000	(19,149)
Restrictive covenants	3 Yrs	30,000	(15,000)	30,000	(25,000)

Total	13 Yrs	$21,240,212	$(1,744,103)	$33,159,962	$(4,122,831)

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $613,000, $1.2 million and $2.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. The total amortization expense is estimated to be approximately $2.8 million for each of 2007, 2008, 2009, 2010 and 2011, based on completed acquisitions as of December 31, 2006.

Accrued expenses consisted of the following:

	December 31,
	2005	2006
Accrued compensation	$6,843,736	$7,978,279
Accrued earnout payment to WD Management	—	7,750,000
Income taxes payable	651,907	256,282
Other	3,787,159	5,603,182

	$11,282,802	$21,587,743

7.    Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31,
	2005	2006
2.25% unsecured, subordinated note of acquired company to a third party, principal and interest payable in 12 equal quarterly installments of $8,209 beginning November 2004 and ending August 2007	$—	$32,379
6% unsecured, subordinated notes to former stockholders of acquired company, interest payable quarterly beginning April 2004 with equal quarterly principal payments of $100,000 beginning April 2005 through July 2007	700,000	300,000
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	618,680	618,680
6% unsecured, subordinated note to former stockholder of acquired company, accrued interest and principal due October 2006	50,000	—
$25,000,000 revolving note, LIBOR plus 3.5%–4.0% (effective rate of 9.1% at December 31, 2006) through June 2010	—	—
$25,000,000 term note, LIBOR plus 4.0%–4.5% with interest payable monthly with each installment of principal through June 2010	16,955,555	—

	18,324,235	951,059
Less current portion	4,083,333	332,379

	$14,240,902	$618,680

Annual maturities of long-term obligations as of December 31, 2006 are as follows:

Year	Amount
2007	$332,379
2008	$—
2009	$—
2010	$618,680

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

In order to secure payment and performance of all obligations in accordance with the terms and provisions of the second amended loan agreement, CIT retained its interests in substantially all of the Company’s assets as described in the first amended and restated loan and security agreement dated as of September 30, 2003, including the Company’s management agreements with certain not-for-profit entities, and the assets of various Company subsidiaries. If events of default occur including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or other particular covenant defaults, as more fully described in the second amended loan agreement, CIT may declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the second amended loan agreement, any initiation of bankruptcy or related proceedings, assignment or sale of any asset or failure to remit any payments received by the Company on account to CIT will accelerate all unpaid principal and any accrued and unpaid interest and all fees and expenses. In addition, if the Company defaults on its indebtedness including the promissory notes issued in connection with completed business acquisitions, it could trigger a cross default under the second amended loan agreement whereby CIT may declare all unpaid principal and accrued and unpaid interest, other charges, fees, expenses or other monetary obligations immediately due.

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

At December 31, 2005 and 2006, the Company’s available credit under the revolving line of credit was $12.5 million and $17.3 million, respectively.

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

On April 17, 2006, the Company completed a follow-on offering of its common stock in connection with which the Company sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. The Company received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs of approximately $770,000. At December 31, 2005 and 2006, there were 9,822,486 and 12,171,127 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares) and no shares of preferred stock outstanding.

In 2006, the Company granted 30,500 ten year options and 57,500 shares of restricted stock under its 2006 Long-Term Incentive Plan (“2006 Plan”) to an executive officer and key employees to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant in the case of the ten year options. The option exercise price was $28.60 and the options vest in three equal installments in each of the three years from the date of grant. In addition, the weighted-average fair value of the options granted in 2006 totaled $11.04 per share. The weighted-average fair value of the restricted stock awards granted in 2006 totaled $26.54 per share. In 2006, the Company issued 51,490 shares of its common stock in connection with the exercise of employee stock options under the Company’s Stock Option and Incentive Plan (the “1997 Plan”), and 297,151 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan (“2003 Plan”).

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

9.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2004	2005	2006
Numerator:
Net income	$7,085,064	$9,425,446	$9,381,318

Numerator for basic and diluted earnings per share–income available to common shareholders	$7,085,064	$9,425,446	$9,381,318

Denominator:
Denominator for basic earnings per share—weighted-average shares	9,216,988	9,667,416	11,472,408
Effect of dilutive securities:
Common stock options	138,492	217,462	203,915

Denominator for diluted earnings per share–adjusted weighted-average shares and assumed conversion	9,355,480	9,884,878	11,676,323

Basic earnings per share	$0.77	$0.97	$0.82

Diluted earnings per share	$0.76	$0.95	$0.80

For the years ended December 31, 2004, 2005 and 2006, employee stock options to purchase 6,510, 7,587 and 25,850 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common shares for the respective periods and, therefore, the effect of these options would be antidilutive.

10.    Leases

Sale-leaseback

The Company sold its corporate office building in Tucson, Arizona in 2005 and leased the office space back. As a result of this transaction, a gain of approximately $185,000 was deferred and is being amortized to income in proportion to rent charged over the initial seven year term of the lease. Approximately $2,260 and $27,140 of the realized gain was recognized for the years ended December 31, 2005 and 2006, respectively. At December 31, 2006, the remaining deferred gain of approximately $156,000 is shown as “Deferred revenue” in the Company’s consolidated balance sheet. The minimum lease payments required by this lease are reflected in the future minimum payments under the non-cancellable operating leases table below.

Operating leases

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

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2006:

2007	$6,152,197
2008	4,472,272
2009	2,820,430
2010	1,849,531
2011	1,182,455
Thereafter	482,311

$16,959,196

Rent expense related to operating leases was approximately $3.0 million, $4.4 million and $6.2 million, for the years ended December 31, 2004, 2005 and 2006, respectively.

11.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (“IRC”) for virtually all employees. Under the 401(k) plan, employees may elect to defer up to 15% of their compensation, subject to Internal Revenue Service limitations. The Company, at its discretion, may make a matching contribution to the plan. The Company’s contributions to the plan were approximately $103,000, $137,000 and $154,000, for the years ended December 31, 2004, 2005 and 2006, respectively.

12.    Stock-Based Compensation Arrangements

The Company provides stock-based compensation under the Company’s 1997 Plan and 2003 Plan to employees, non-employee directors and consultants. These plans have contributed significantly to the success of the Company by enabling the Company to attract and retain the services of employees, including executive officers, directors and consultants of exceptional ability. On May 25, 2006, the Company’s stockholders approved the Company’s 2006 Plan. The Company, upon stockholder approval of the 2006 Plan, replaced the 1997 Plan and 2003 Plan with the 2006 Plan. While all awards outstanding under the 1997 Plan and 2003 Plan will remain in effect in accordance with their terms, no additional grants or awards will be made under either plan.

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

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of December 31, 2006:

	Number of shares of the Company’s common stock authorized for issuance	Number of shares of the Company’s common stock remaining available for future grants	Number of shares of the Company’s common stock subject to
			Options	Stock Grants
1997 Plan	428,572	—	28,242	—
2003 Plan	1,400,000	10,955	946,788	—
2006 Plan	800,000	712,000	30,500	57,500

Total	2,628,572	722,955	1,005,530	57,500

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

SFAS 123R indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R (“APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted FASB Statement No. 123, Accounting for Stock-Based Compensation, for recognition purposes. For this purpose, the Company initially chose to follow the method prescribed by SFAS 123R, known as the “long-form method” to calculate its APIC pool amount.

Subsequent to the date on which SFAS 123R was issued but before the required date of adoption of SFAS 123R, the FASB staff issued FASB Staff Position No. FAS 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, or FSP 123(R)-3, which provided for an alternative to the long-form method set forth in SFAS 123R for calculating the APIC pool. This method, known as the “short-cut method”, offers a simplified approach to calculating the APIC pool. Among the benefits of the short-cut method are simplicity in performing the APIC pool calculation and a lower likelihood of error.

Under the effective date and transition provisions of FSP 123(R)-3, an entity that adopts the provisions of SFAS 123(R) using either the modified retrospective or modified prospective transition application may make a one-time election to adopt the short-cut method described in this FSP. An entity may take up to one year from the later of its initial adoption of Statement 123(R) or the effective date of FSP 123(R)-3 to evaluate its available transition alternatives and make its one-time election.

On December 21, 2006, the Company elected to use the short-cut method described in FSP 123(R)-3 in accordance with the effective date and transition provisions thereof. There was no effect on the Company’s financial results for 2006 related to the application of the short-cut method to determine its APIC pool balance.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated statement of income for the year ended December 31, 2006 as all of the outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the year ended December 31, 2006 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS 123R and amounted to approximately $192,000 (net of tax of $131,000). SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. Under SFAS 123R, the benefits of tax deductions in excess of the estimated tax benefits of compensation costs recognized for those options are classified as financing cash flows. For the years ended December 31, 2004, 2005 and 2006, the amount of excess tax benefits resulting from the exercise of stock options was approximately $497,000, $1.2 million and $1.9 million, respectively. These amounts are reflected as cash flows from operating activities for the years ended December 31, 2004 and 2005 and financing activities for the year ended December 31, 2006 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period of three years with approximately 23% recorded as client services expense and 77% as general and administrative expense in the Company’s consolidated income statements for the year ended December 31, 2006.

The following tables summarize the stock option activity for the years ended December 31, 2004, 2005 and 2006:

	Year ended December 31, 2006
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	1,332,619	$21.56
Granted	30,500	28.60
Exercised	(348,641)	18.07
Forfeited or expired	(8,948)	28.32

Outstanding at end of period	1,005,530	$22.92	8.1	$3,612,238

Vested or expected to vest at end of period	1,003,444	$22.91	8.1	$3,612,238

Exercisable at end of period	975,030	$22.74	8.0	$3,612,238

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2004, 2005 and 2006 were as follows:

	Year ended December 31,
	2004	2005	2006
Weighted-average grant date fair value	$5.16	$8.06	$11.04
Options exercised:
Total intrinsic value	$1,704,942	$2,943,334	$4,893,878
Cash received	$678,728	$2,391,627	$6,485,547

The following table summarizes the number of shares and weighted-average grant date fair value of the Company’s common stock granted during the year ended December 31, 2006:

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2005	—	$—
Granted	57,500	26.54
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2006	57,500	$26.54

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of December 31, 2006, there was approximately $1.6 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2004, 2005 and 2006 was $0 for each year.

The fair value of each stock option awarded during the years ended December 31, 2004, 2005 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Year ended December 31,
	2004	2005	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	35.3%	34.4%	33.9%
Risk-free interest rate	1.5%	4.1%	5.0%
Expected life of options	5	5	5

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options were based on an average of the contractual terms and vesting periods, and historical data. The expected stock price volatility was based on the Company’s historical data. Implied volatility was not considered.

13.    Income Taxes

The federal and state income tax provision is summarized as follows:

	Year ended December 31,
	2004	2005	2006
Federal:
Current	$3,459,510	$5,105,998	$5,211,611
Deferred	273,858	(123,395)	(123,194)

	3,733,368	4,982,603	5,088,417
State
Current	$759,676	$1,269,409	$1,594,316
Deferred	(257,681)	54,950	(21,741)

Total provision for income taxes	$4,235,363	$6,306,962	$6,660,992

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2004	2005	2006
Federal statutory rates	35%	35%	35%

Federal income tax at statutory rates	$3,962,150	$5,506,343	$5,614,810
Change in valuation allowance	19,314	—	69,307
State income taxes, net of federal benefit	291,849	753,722	909,497
Stock option expense	—	29,490	—
Other	(37,950)	17,407	67,378

Provision for income taxes	$4,235,363	$6,306,962	$6,660,992

Effective income tax rate	37%	40%	42%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$1,610,000	$1,284,000
Noncompete agreement	38,000	118,000
Accounts receivable	208,000	535,000
Property and equipment	—	49,000
Accrued items and prepaids	180,000	424,000
Nonqualified stock options	206,000	325,000

	2,242,000	2,735,000
Deferred tax liabilities:
Cash to accrual adjustment for acquired entity	522,000	234,000
Prepaids	21,000	417,000
Property and equipment	68,000	—
Goodwill and intangibles	4,522,000	4,808,000

	5,133,000	5,459,000

Net deferred tax (liabilities)	(2,891,000)	(2,724,000)
Less valuation allowance	(302,000)	(371,000)

Net deferred tax (liabilities)	$(3,193,000)	$(3,095,000)

Current deferred tax assets	$790,000	$966,000
Noncurrent deferred tax liabilities, net of $302,000 and $354,000 valuation allowance for 2005 and 2006, respectively	(3,983,000)	(4,061,000)

	$(3,193,000)	$(3,095,000)

During the year ended December 31, 2006, $1.2 million of federal net operating losses and $100,000 of state net operating losses were utilized.

At December 31, 2006, the Company has future tax benefits of $1.0 million related to approximately $2.8 million of available federal net operating loss carryforwards which expire in years 2012 through 2021 and $7.2 million of state net operating loss carryforwards which expire as follows:

2007	$612,519
2008	243,069
2009	138,433
2010	242,680
2011	258,993
Thereafter	5,756,945

$7,252,639

Approximately $2.5 million of the federal net operating loss carryforwards result from the Camelot acquisition. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code), the Company’s ability to utilize its net operating losses is restricted. The Company is unable to utilize net operating losses of approximately $181,000 that expire in 2011 due to this restriction.

The net change in the total valuation allowance for the year ending December 31, 2006 was $69,000. The valuation allowance includes $7.2 million of state net operating loss carryforwards and $181,000 of federal net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

The Company recognized certain tax benefits related to stock option plans for the years ended December 31, 2004, 2005 and 2006 in the amount of $497,000, $1.2 million and $1.9 million, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity. Also during 2004, the Company recognized certain tax benefits related to expenses related to its initial public offering in the amount of $485,000. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Sale of stock in public offering, net of offering costs” in the accompanying statements of stockholders’ equity.

14.    Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company provides management services under long-term management agreements and has relationships with certain tax-exempt organizations under IRC Section 501(c)(3). While actions of various tax authorities have challenged whether similar relationships by other organizations may violate the federal tax-exempt status of not-for-profit organizations, management is of the opinion that its relationships with these tax-exempt organizations do not violate their tax-exempt status and any unfavorable outcomes would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Under the earn out provision of the purchase agreement related to the purchase of Maple Star Nevada the Company was obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million. On September 25, 2006, the Company received a dispute notice from the seller disputing the amount of the earn out payment of approximately $971,000 made by the Company to the seller on September 6, 2006. As of the date of the filing of this report on Form 10-K for the year ended December 31, 2006, the dispute has not been resolved. If the seller prevails under the dispute resolution provision of the purchase agreement, the Company may be obligated to pay the difference between the amount paid and the maximum earn out amount of $2.0 million in 2007. The contingent consideration will be paid in cash and the Company will record the fair value of the consideration paid as an additional cost to acquire Maple Star Nevada.

In connection with the acquisition of AlphaCare in 2005, the Company may be obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon certain factors, including the EBITDA of certain programs of AlphaCare. If the earn out provision is met, the contingent consideration will be paid one-third in cash, one-third by delivery of an unsecured, subordinated promissory note and the balance in shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. If the contingency is resolved in accordance with the related provisions of the purchase agreement and the contingent consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire AlphaCare.

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

The Company may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the earn out provision is met in 2007, the contingent consideration will be paid in cash, and if the earn out provision is met in 2008, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. When and if the earn out provision is triggered and paid, the Company will record any excess of the fair value of the consideration paid, issued or issuable over the contingent liability recorded as an additional cost to acquire WD Management. The Company expects that the contingent consideration due in 2007 will amount to approximately $7.5 million to $8.0 million.

15.	Transactions with Related Parties

Historically, the Company disclosed transactions with certain not-for-profit entities it manages as related party transactions. Upon further review of the nature of its relationship with these not-for-profit entities the Company determined that they are not related parties as defined under generally accepted accounting principals of the United States for disclosure purposes. Except for College Community Services, Maple Star Colorado, Inc. and Maple Star Oregon, Inc., where the Company controls their respective boards of directors, the not-for-profit entities that the Company manages are controlled by their respective boards of directors which consist of a majority of independent members. In addition, the Company does not have the power through ownership, contractual right or otherwise to directly, or indirectly control, or significantly influence the not-for-profit entities it manages. Therefore, historical transactions with not-for-profit entities that the Company manages and similar future transactions with these entities are no longer disclosed as transactions with related parties.

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the chairman of the board of Qualifacts Systems, Inc (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was entered into and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $77,000, $77,000 and $87,000 for the years ended December 31, 2004, 2005 and 2006, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the two not-for-profit organizations (Maple Star Colorado, Inc. and Maple Star Oregon, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. and Maple Star Oregon, Inc. are non-profit member organizations governed by their respective boards of directors and the state laws of Colorado and Oregon in which they are incorporated. Maple Star Colorado, Inc. and Maple Star Oregon, Inc. are not federally tax exempt organizations and the Internal Revenue Service rules governing 501(c)(3) exempt organizations, nor any other Internal Revenue Code sections applicable to tax exempt organizations, apply to these organizations. The Company provided management services to Maple Star Colorado, Inc. and Maple Star Oregon, Inc. under management agreements for consideration in the aggregate amount of approximately $715,000 and $1.2 million for the years ended December 31, 2005 and 2006, including incentive bonuses of $291,000 and $205,000 granted by the board of directors of Maple Star Oregon, Inc. to the

Company for the years ended December 31, 2005 and 2006, respectively, which were included in “Management fee receivable” at December 31, 2005 and 2006 in the accompanying consolidated balance sheets.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,100 per flight hour. For the years ended December 31, 2005 and 2006, the Company reimbursed Las Montanas Aviation, LLC approximately $52,000 and $149,000, respectively, for use of the airplane for business travel purposes. Of the total amount paid to Las Montanas Aviation, LLC for the year ended December 31, 2006, approximately $109,000 was recorded as deferred offering costs related to the follow-on offering of the Company’s common stock completed in April 2006.

16.	Subsequent Events

Effective January 1, 2007, the Company acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown Development, Inc. The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash of $500,000 (less $100,000 placed in to escrow to cover possible indemnity obligations). The purchase price was funded from by cash flow from operations. This acquisition further expands the Company’s home and community based services in Pennsylvania.

The above acquisition was accounted for using the purchase method of accounting and the results of operations were included in the Company’s consolidated financial statements from the date of acquisition. The cost of this acquisition has not been allocated to the assets and liabilities acquired as an evaluation of its fair value was not determined as of the filing date of this report on Form 10-K.

On February 1, 2007, the Company’s board of directors approved a stock repurchase program for up to one million shares of its common stock. The Company will purchase shares of its common stock from time to time on the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. As of March 13, 2007, the Company spent approximately $10.4 million to purchase 442,500 shares of its common stock on the open market.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2006) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2006 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2006.

(c) Management’s report on internal control over financial reporting

Management’s report on internal control over financial reporting is presented in Part II, Item 8, of this report and is hereby incorporated by reference.

(d) Attestation report of the registered public accounting firm

The attestation report of the registered public accounting firm is presented in Part II, Item 8, of this report and is hereby incorporated by reference.

Item 9B.    Other Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference from our 2007 Proxy Statement.

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

Information required by this Item is incorporated by reference from our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from our 2007 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference from our 2007 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

Information required by this Item is incorporated by reference from our 2007 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2006 and 2005;

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2006, 2005 and 2004; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$522,762	$4,907,979		$93,877	(1)	$5,336,864
Deferred tax valuation allowance	302,145	69,307				371,452

Total	$824,907	$4,977,286	$—	$93,877		$5,708,316

Year Ended December 31, 2005:
Allowance for doubtful accounts	$220,561	$399,871	$—	$97,670	(1)	$522,762
Deferred tax valuation allowance	302,145	—	—	—		302,145

Total	$522,706	$399,871	$—	$97,670		$824,907

Year Ended December 31, 2004:
Allowance for doubtful accounts	$68,658	$318,589	$—	$166,686	(1)	$220,561
Deferred tax valuation allowance	282,831	19,314	—	—		302,145

Total	$351,489	$337,903	$—	$166,686		$522,706

Notes:

(1)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1(4)	Purchase Agreement dated as of June 13, 2005 by and between The Providence Service Corporation and Children’s Behavioral Health, Inc., Nulton Diagnostic & Treatment Center, P.C. and Larry J. Nulton. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2(6)	Purchase Agreement dated as of August 22, 2005 by and between The Providence Service Corporation and Maple Services, LLC, Maple Star Nevada, 763667 Alberta Ltd., 1239658 Ontario Inc., Hamilton C. Hudson, Hudson Family Trust, Leonard Rutman, The Rutman Family Trust and Kay Hudson. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(7)	Purchase Agreement dated as of September 20, 2005 by and between The Providence Service Corporation and Transitional Family Services, Inc., AlphaCare Resources, Inc., Ron L. Braund and Ron L. and Virginia M. Braund Charitable Remainder Unitrust. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4(8)	Purchase Agreement dated as of February 1, 2006 by and between The Providence Service Corporation and A to Z In-Home Tutoring, LLC, Scott Hines and Ann-Riley Caldwell, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.5(9)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A Pille, Keith F. Noble and Marilyn L. Nolan. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6(10)	Asset Purchase Agreement dated as of August 4, 2006 by and between Providence Community Services, Inc., a wholly owned subsidiary of The Providence Service Corporation, and Ross Education, LLC and The Providence Service Corporation (as Guarantor). (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1(1)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation.

3.2(1)	Amended and Restated Bylaws of The Providence Service Corporation.

+10.1(1)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(3)	2003 Stock Option Plan, as amended.

+10.3(11)	The Providence Service Corporation 2006 Long-Term Incentive Plan

10.4(2)	Second Amended and Restated Registration Rights Agreement by and among The Providence Service Corporation, Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Petra Mezzanine Fund, L.P., Harbinger Mezzanine Partners, L.P., Geringer Family Trust u/a June 26, 1996, Lynn C. Chalache, Jane B. Terrell and Jill MacAlister, dated as of July 30, 2003.

Exhibit Number	Description

10.5	Amendments to fee for service and Risk-Based Subcontract Agreement Children Services Contract A0508 by and between Community Partnership of Southern Arizona and The Providence Service Corporation, effective as of July 1, 2005.

10.6(5)	Second Amended and Restated Loan and Security Agreement by and among The Providence Service Corporation and Healthcare Business Credit Corporation dated as of June 28, 2005. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.7(4)	Second Amended and Restated Revolving Credit Note by The Providence Service Corporation and others listed therein for the benefit of Healthcare Business Credit Corporation (now known as CIT Healthcare LLC) dated June 28, 2005.

10.8(4)	Second Amended and Restated Term Note by The Providence Service Corporation and others listed therein for the benefit of Healthcare Business Credit Corporation (now known as CIT Healthcare LLC) dated June 28, 2005.

+10.9(8)	Annual Incentive Compensation Plan and Quarterly Incentive Bonus Plan

+10.10	Summary Sheet of Director Fees and Executive Officer Compensation

10.11	Form of Restricted Stock Agreements, as amended

10.12(12)	Form of Stock Option Agreements

21.1	Subsidiaries of the Registrant.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(2)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 333-106286) filed with the Securities and Exchange Commission on July 31, 2003.
(3)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2005.

(7)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2005.
(8)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.
(9)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.
(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.
(11)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2006
(12)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer

Dated: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLETCHER JAY McCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ WARREN RUSTAND Warren Rustand	Director	March 16, 2007

/s/ STEVEN I. GERINGER Steven I. Geringer	Director	March 16, 2007

/s/ HUNTER HURST, III Hunter Hurst, III	Director	March 16, 2007

/s/ KRISTI L. MEINTS Kristi L. Meints	Director	March 16, 2007

/s/ RICHARD SINGLETON Richard Singleton	Director	March 16, 2007