Form 10-Q
period 2007-03-31
PROVIDENCE SERVICE CORP
filed 2007-05-10
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 8, 2007, there were outstanding 11,574,546 shares (excluding treasury shares of 609,405) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2006	March 31, 2007
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,702,730	$30,935,938
Accounts receivable—billed, net of allowance of $5.3 million and $5.7 million	36,148,148	39,698,712
Accounts receivable—unbilled	2,134,364	2,562,057
Management fee receivable	7,341,794	8,018,983
Other receivables	881,464	1,596,904
Restricted cash	2,299,733	1,732,528
Prepaid expenses and other	4,283,997	3,823,614
Notes receivable	974,643	964,161
Deferred tax assets	965,903	1,151,926

Total current assets	95,732,776	90,484,823
Property and equipment, net	2,783,651	2,773,526
Notes receivable, less current portion	739,406	719,523
Goodwill	56,656,263	56,286,636
Intangible assets, net	29,037,131	28,935,112
Restricted cash, less current portion	6,211,000	6,211,000
Other assets	1,174,654	1,153,128

Total assets	$192,334,881	$186,563,748

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,902,284	$2,405,809
Accrued expenses	21,587,743	23,575,772
Deferred revenue	790,582	808,844
Reinsurance liability reserve	2,986,187	2,398,580
Current portion of long-term obligations	332,379	216,280

Total current liabilities	28,599,175	29,405,285
Deferred tax liabilities	4,060,677	4,060,677
Long-term obligations, less current portion	618,680	618,680

Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 12,171,127 and 12,173,951 issued and outstanding (including treasury shares)	12,171	12,174
Additional paid-in capital	141,380,761	141,860,418
Retained earnings	17,962,163	21,281,024

	159,355,095	163,153,616
Less 146,905 and 589,405 treasury shares, at cost	298,746	10,674,510

Total stockholders’ equity	159,056,349	152,479,106

Total liabilities and stockholders’ equity	$192,334,881	$186,563,748

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Income

	Three months ended March 31,
	2006	2007
Revenues:
Home and community based services	$34,071,919	$50,030,531
Foster care services	4,690,694	5,640,688
Management fees	4,264,673	4,784,462

	43,027,286	60,455,681
Operating expenses:
Client service expense	32,032,423	46,802,749
General and administrative expense	5,499,552	7,318,378
Depreciation and amortization	681,810	1,008,215

Total operating expenses	38,213,785	55,129,342

Operating income	4,813,501	5,326,339

Other (income) expense:
Interest expense	464,285	110,983
Interest income	(53,794)	(362,591)

Income before income taxes	4,403,010	5,577,947
Provision for income taxes	1,776,394	2,259,086

Net income	$2,626,616	$3,318,861

Earnings per common share:
Basic	$0.27	$0.28

Diluted	$0.26	$0.28

Weighted-average number of common shares outstanding:
Basic	9,826,001	11,852,759
Diluted	10,151,664	11,983,421

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2007
Operating activities
Net income	$2,626,616	$3,318,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	253,564	299,507
Amortization	428,246	708,708
Amortization of deferred financing costs	31,409	46,598
Deferred income taxes	422,403	(186,023)
Stock based compensation	—	453,715
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(2,474,861)	(3,608,631)
Management fee receivable	428,122	(677,189)
Other receivable	(1,287,159)	(715,440)
Reinsurance liability reserve	(259,858)	(587,607)
Prepaid expenses and other	1,998,206	511,897
Accounts payable and accrued expenses	(1,873,652)	1,491,554
Deferred revenue	(6,587)	18,262

Net cash provided by operating activities	286,449	1,074,212
Investing activities
Purchase of property and equipment	(207,467)	(289,382)
Acquisition of businesses, net of cash acquired	(1,614,283)	(606,688)
Restricted cash for contract performance	175,000	567,205
Purchase of short-term investments, net	(190,968)	(76,586)
Working capital advances to third party	(100,000)	—
Payments on notes receivable	16,859	30,365

Net cash used in investing activities	(1,920,859)	(375,086)
Financing activities
Net borrowings on revolving line of credit	2,400,000	—
Repurchase of common stock	—	(10,375,764)
Proceeds from common stock issued pursuant to stock option exercise	269,878	25,945
Excess tax benefit upon exercise of stock options	59,456	—
Income tax adjustment related to common stock offering, net	(10,077)	—
Deferred follow-on public offering costs	(22,953)	—
Repayments of long-term debt	(1,120,839)	(116,099)

Net cash provided by (used in) financing activities	1,575,465	(10,465,918)

Net change in cash	(58,945)	(9,766,792)
Cash at beginning of period	8,994,243	40,702,730

Cash at end of period	$8,935,298	$30,935,938

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

March 31, 2007

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in The Providence Service Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

2. Summary of Critical Accounting Estimates and Description of Business

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. The Company operates in 37 states and the District of Columbia.

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in its business, principally due to lower client demand for the Company’s home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on the Company’s operating results and operating cash flows. As the Company has grown its home and community based services business, the Company’s exposure to seasonal variations has grown and will continue to grow, particularly with respect to its school based services, educational services and tutoring services. The Company experiences lower home and community based services revenue when school is not in session. The Company’s expenses, however, do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. The Company expects quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for its home and community based services. Moreover, as the Company enters new markets, it could be subject to additional seasonal variations along with any competitive response to the Company’s entry by other social services providers.

Restricted Cash

At December 31, 2006 and March 31, 2007, the Company had approximately $8.5 million and $7.9 million of restricted cash, respectively. Of the restricted cash amount at March 31, 2007, $175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill its obligations with respect to certain contracts. Furthermore, at March 31, 2007, approximately $6.2 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets. The remaining balance of approximately $1.6 million at March 31, 2007 is held in escrow related the Company’s obligations under arrangements with various governmental agencies through the Correctional Services Business (“Correctional Services”) the Company acquired from Maximus, Inc. in October 2006.

At March 31, 2007, approximately $6.4 million of the restricted cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use, and is currently invested in certificates of deposit. The remaining balance of approximately $1.6 million of the restricted cash is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the three months ended March 31, 2006 and 2007 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) and amounted to approximately $0 and $286,000 (net of tax of $199,000), respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates.

For the three months ended March 31, 2006 and 2007, the amount of excess tax benefits resulting from the exercise of stock options was approximately $59,000 and $0, respectively. These amounts are reflected as cash flows from financing activities for the three months ended March 31, 2006 and 2007 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period of three years with approximately 38% recorded as client services expense and 62% as general and administrative expense in the Company’s consolidated income statement for the three months ended March 31, 2007.

As of March 31, 2007, there was approximately $3.7 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Long-Term Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three months ended March 31, 2007 was $0.

The fair value of each stock option awarded during the three months ended March 31, 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

Three months ended March 31, 2007
Expected dividend yield	0.0%
Expected stock price volatility	34.4%
Risk-free interest rate	4.7%
Expected life of options	6

(1)	No stock option grants were awarded during the three months ended March 31, 2006.

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options were based upon historical data. The expected stock price volatility was based on the Company’s historical data. Implied volatility was not considered.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

The Company reinsures a substantial portion of its general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities the Company manages under reinsurance programs through its wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”). These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and fluctuating insurance premium rates.

The following table summarizes the Company’s insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability (1)	April 12, 2007	$1,000,000	$335,000	$4,000,000
Workers’ compensation liability (2)	May 15, 2007	$250,000	$858,000	Up to applicable statutory limits

(1)	SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.4 million and the cumulative reserve for expected losses since inception of this reinsurance program in 2005 at March 31, 2007 is approximately $373,000. The excess premium over the Company’s expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities. In addition, the Company is insured under an umbrella liability insurance policy providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	Effective May 15, 2006, SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides the Company with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.2 million which is ceded to SPCIC. The cumulative reserve for expected losses since inception of this reinsurance program in 2005 at March 31, 2007 is approximately $1.2 million. In addition, the Company has two workers’ compensation policies with this third-party insurer providing statutory limits in excess of the $250,000 reinsurance limit; one for California and one for all other states for which the Company is required to provide workers’ compensation insurance.

SPCIC had restricted cash of approximately $6.2 million at December 31, 2006 and March 31, 2007, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company. At March 31, 2007, approximately 23% of the total liability assumed by SPCIC under its reinsurance programs is related to the designated entities managed by the Company that are covered under SPCIC’s reinsurance programs.

Health Insurance

The Company offers its employees an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2007. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $746,000 and $654,000 as of December 31, 2006 and March 31, 2007, respectively, is recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. The Company is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties as a component of income tax expense. The Company is subject to taxation in the United States and various state jurisdictions. The statute of limitations is three years for the United States and four years for states. The Company is subject to the following material taxing jurisdictions: United States, Arizona, California, Maine, North Carolina, Pennsylvania, and Virginia. The tax years that remain open to examination by the United States, Maine, North Carolina and Virginia jurisdictions are years ended June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Arizona and California filings that remain open to examination are years ended June 30, 2002, June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Pennsylvania filings that remain open to examination are years ended December 31, 2004, December 31, 2005, and December 31, 2006.

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

3. Other Receivables

Based on certain provisions of the Company’s loan and security agreement with CIT Healthcare LLC (“CIT”), a significant portion of the Company’s collections on accounts related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on accounts related to the Company’s operating activities and amounts due to CIT under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. As of December 31, 2006 and March 31, 2007, the amount due to the Company from CIT under this arrangement totaled approximately $828,000 and $1.4 million, respectively, and was classified as “Other receivables” in the Company’s consolidated balance sheet.

4. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2006	March 31, 2007
Prepaid payroll	$1,887,345	$2,028,388
Prepaid insurance	1,132,994	230,381
Prepaid rent	312,988	324,959
Consulting fees receivable	500,000	500,000
Interest receivable	215,035	306,058
Other	235,635	433,828

Total prepaid expenses and other	$4,283,997	$3,823,614

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

Effective January 1, 2007, the Company acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown Development, Inc. (“Raystown”). The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash of $500,000, of which $100,000 was placed in to escrow to cover possible indemnity obligations by the seller. The purchase price was funded by cash flow from operations. This acquisition further expands the Company’s home and community based services in Pennsylvania.

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$500,000
Estimated costs of acquisition	106,688

$606,688

Allocated to:
Intangibles	$606,688

Goodwill

Changes in goodwill were as follows:

Balance at December 31, 2006	$56,656,263
Adjustment to cost to acquire the Correctional Services Business of Maximus, Inc. in October 2006	(369,627)

Balance at March 31, 2007	$56,286,636

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Raystown had occurred on January 1, 2006 or 2007. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been affected on January 1, 2006 or 2007.

	Three months ended March 31,
	2006	2007
Revenue	$43,194,672	$60,455,681
Net income	$2,642,474	$3,311,560
Diluted earnings per share	$0.26	$0.28

6. Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

During the three months ended March 31, 2007, the Company granted a total of 75,000 ten year options under its 2006 Plan to the non-employee members of its board of directors and certain key employees to purchase the Company’s common stock at exercise prices equal the market value of the Company’s common stock on the date of grant. The option exercise prices ranged from $21.84 to $24.59 and the options vest in equal installments on the first, second and third anniversary of the grant date. The weighted-average fair value of the options granted during the three months ended March 31, 2007 totaled $10.05 per share.

The Company granted 35,000 shares of restricted stock to each of Craig A. Norris, Chief Operating Officer, and Fred D. Furman, Executive Vice President and General Counsel as part of their long-term incentive award for fiscal year 2006 during the three months ended March 31, 2007. Messrs. Norris’ and Furman’s award of restricted stock will vest in equal installments on June 19, 2007, 2008 and 2009. In addition, the Company granted 2,000 shares of restricted stock to each non-employee member of the Company’s board of directors as part of their compensation for service on the Company’s board for the fiscal year 2007. These restricted stock awards will vest in three equal annual installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the restricted stock awards granted during the three months ended March 31, 2007 totaled $24.77 per share.

During the three months ended March 31, 2007, the Company issued 1,824 shares of its common stock in connection with the exercise of employee stock options under the Company’s Stock Option and Incentive Plan, and 1,000 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan.

On February 1, 2007, the Company’s board of directors approved a stock repurchase program for up to one million shares of its common stock. The Company may purchase shares of its common stock from time to time on the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. As of March 31, 2007, the Company spent approximately $10.4 million to purchase 442,500 shares of its common stock on the open market.

At December 31, 2006 and March 31, 2007, there were 12,171,127 and 12,173,951 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares at December 31, 2006 and 589,405 at March 31, 2007) and no shares of preferred stock outstanding.

The following table reflects changes in common stock, additional paid-in capital and treasury stock for the three months ended March 31, 2007:

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount
Balance at December 31, 2006	12,171,127	$12,171	$141,380,761	146,905	$(298,746)
Stock compensation	—	—	453,716	—	—
Exercise of employee stock options	2,824	3	25,941	—	—
Stock repurchase	—	—	—	442,500	(10,375,764)

Balance at March 31, 2007	12,173,951	$12,174	$141,860,418	589,405	$(10,674,510)

7. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2006	2007
Numerator:
Net income	$2,626,616	$3,318,861

Denominator:
Denominator for basic earnings per share—weighted-average shares	9,826,001	11,852,759
Effect of dilutive securities: Common stock options	325,663	130,662

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	10,151,664	11,983,421

Basic earnings per share	$0.27	$0.28

Diluted earnings per share	$0.26	$0.28

For the three months ended March 31, 2007, employee stock options to purchase 24,768 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would be antidilutive.

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

Under the earn out provision of the purchase agreement related to the purchase of Maple Star Nevada in 2005, the Company was obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million. On September 25, 2006, the Company received a dispute notice from the seller disputing the amount of the earn out payment of approximately $971,000 made by the Company to the seller on

September 6, 2006. As of the date of the filing of this report on Form 10-Q for the quarter ended March 31, 2007, the dispute has not been resolved. If the seller prevails under the dispute resolution provision of the purchase agreement, the Company may be obligated to pay the difference between the amount paid and the maximum earn out amount of $2.0 million in 2007. The contingent consideration will be paid in cash and the Company will record the fair value of the consideration paid as an additional cost to acquire Maple Star Nevada.

Under the purchase agreement related to the acquisition of Transitional Family Services, Inc. and AlphaCare Resources, Inc. (collectively “AlphaCare”) in 2005, the Company was obligated to pay to the sellers, in the second fiscal quarter of 2007, an additional specified amount if certain conditions set forth in an earn out provision contained in the purchase agreement were satisfied. The Company has determined that it is not required to make any payments under the earn out provision.

In accordance with certain provisions in the purchase agreement related to the acquisition of Family Based Strategies, Inc. (“FBS”) in 2006, the Company may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. Any additional consideration will be paid in cash and the Company will record the additional consideration paid as an additional cost to acquire FBS.

The Company may be obligated to pay to the former members of W.D. Management, L.L.C. (“WD Management”) in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the conditions for payment under the earn out provision are met in 2007, the contingent consideration will be paid in cash, and if the conditions for payment under the earn out provision are met in 2008, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. When and if the earn out provision is triggered or when and if the Company makes any payment under the earn out provision, the Company will record any excess of the fair value of the consideration paid, issued or issuable over the contingent liability recorded as an additional cost to acquire WD Management. The Company expects to pay additional consideration of between $7.5 and $8.0 million in 2007 under the earn out provision.

10. Transactions with Related Parties

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was entered into and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $19,000 and $53,000 for the three months ended March 31, 2006 and 2007, respectively, under the agreement.

The Company, as part of its commitment to give back to the local communities in which it operates, has provided a loan to a Tucson, Arizona based not-for-profit organization that supports and promotes public awareness of art and humanities. Fletcher Jay McCusker, the Company’s chief executive officer and chairman of the board of directors, became a member of the not-for-profit entity’s board of directors in March 2007. The loan of $100,000 was granted in 2006 to the not-for-profit entity under a demand promissory note that bears interest equal the prime rate in effect from time to time as quoted in the Wall Street Journal plus 1% with principal and accrued interest due upon demand.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,100 per flight hour. For the three months ended March 31, 2006 and 2007, the Company reimbursed Las Montanas Aviation, LLC approximately $0 and $45,000, respectively, for use of the airplane for business travel purposes.

11. Subsequent Events

Effective April 12, 2007, the Company’s reinsurance policy with respect to its general and professional liability reinsurance program was renewed under substantially the same terms as the prior year policy. In addition, the Company added $2.0 million to its existing umbrella liability insurance policy resulting in coverage in the amount of $3.0 million per occurrence and $3.0 million in the aggregate in excess of the policy limits of the Company’s general and professional liability policy.

On May 1, 2007, the Company became the sole member of Maple Star Oregon, Inc., a non-tax exempt not-for-profit organization managed by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended March 31, 2007 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2006.

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

As part of our growth strategy we have entered into the in-home tutoring, workforce development and private probation services markets and expanded our presence in existing markets through several acquisitions which were completed in 2006. As of March 31, 2007, we provided services directly and through the entities we manage to over 75,000 clients from 319 locations in 37 states and the District of Columbia. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

Effective April 12, 2007, our reinsurance policy, with respect to our general and professional liability reinsurance program, renewed under substantially the same terms as the prior year’s policy. In addition, we added $2.0 million to our existing umbrella liability insurance policy resulting in coverage in the amount of $3.0 million per occurrence and $3.0 million in the aggregate in excess of the policy limits of our general and professional liability policy. Additional information regarding our reinsurance programs is included in the liquidity and capital resources discussion below.

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

As of March 31, 2007, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

For further discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Acquisitions

Since December 31, 2006, we completed the following acquisition:

Effective January 1, 2007, we acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown Development Services, Inc., or Raystown. The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash of $500,000, of which $100,000 was placed in to escrow to cover possible indemnity obligations by the seller. The purchase price was primarily funded from our operating cash. This acquisition was effective as of January 1, 2007 and further expands our home and community based services in Pennsylvania.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended March 31,
	2006	2007
Revenues:
Home and community based services	79.2%	82.8%
Foster care services	10.9	9.3
Management fees	9.9	7.9

Total revenues	100.0	100.0

Operating expenses:
Client service expense	74.4	77.4
General and administrative expense	12.8	12.1
Depreciation and amortization	1.6	1.7

Total operating expenses	88.8	91.2

Operating income	11.2	8.8

Non-operating expense:
Interest expense (income), net	1.0	(0.4)

Income before income taxes	10.2	9.2
Provision for income taxes	4.1	3.7

Net income	6.1%	5.5%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues

	Three months ended March 31,
			Percent change
	2006	2007
Home and community based services	$34,071,919	$50,030,531	46.8%
Foster care services	4,690,694	5,640,688	20.3%
Management fees	4,264,673	4,784,462	12.2%

Total revenue	$43,027,286	$60,455,681	40.5%

Home and community based services. The acquisition of Raystown in January 2007, A to Z In-Home Tutoring, LLC, or A to Z, and Family Based Strategies, Inc, or FBS, in February 2006, Innovative Employment Solutions, or IES, in August 2006 and the Correctional Services Business of Maximus, Inc., or Correctional Services, in October 2006 added, on an aggregate basis, approximately $6.4 million to home and community based services revenue for the three months ended March 31, 2007 as compared to the same prior year period. We added nearly 25,000 clients as a result of these acquisitions and expanded our home and community based services to include educational tutoring and workforce development as well as entered several new markets.

Excluding the acquisition of Raystown and the acquisitions completed in 2006, our home and community based services provided additional revenue of approximately $9.5 million for the three months ended March 31, 2007, as compared to the same period one year ago due to client volume increases in new and existing locations. We experienced a net increase of approximately 6,000 new home and community based clients during the three months ended March 31, 2007 as compared to the same three month period in 2006, with increases at our existing and new locations.

Foster care services. We continue to cross-sell our services which we anticipate will increase our foster care revenue. We are increasing our efforts to recruit additional homes in many of our markets which we expect will also increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $53.3 million for the three months ended March 31, 2007 as compared to $40.6 million for the same prior year period. The combined effects of business growth and the addition of a management agreement acquired in connection with the acquisition of W.D. Management, L.L.C., or WD Management, in April 2006 added approximately $1.6 million in additional management fees revenue for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Effective July 1, 2006, the managed entities that previously participated in our self-funded health insurance programs obtained separate health insurance policies which partially offset the increase in management fees revenue for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 by approximately $440,000. In addition, no consulting fee revenue was earned for the three months ended March 31, 2007, which further offset the increase in management fees revenue for the first three months of 2007 by approximately $610,000 as compared to the same period one ago.

Operating expenses

Client service expense. Client service expense included the following for the three months ended March 31, 2006 and 2007:

	Three months ended March 31,		Percent change
	2006	2007
Payroll and related costs	$24,238,839	$35,553,063	46.7%
Purchased services	4,439,494	4,795,253	8.0%
Other operating expenses	3,354,090	6,282,001	87.3%
Stock-based compensation	—	172,432

Total client service expense	$32,032,423	$46,802,749	46.1%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. Our payroll and related costs increased for the three months ended March 31, 2007, as compared to the same prior year period, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 400 new employees in connection with the acquisition of Raystown in January 2007, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006 which resulted in an increase in payroll and related costs of approximately $4.1 million in the aggregate for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts or decrease our capacity in response to budgetary constraints and changes to the eligibility requirements of the government entities that provide funding and referrals for the services we provide. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 56.3% for the three months ended March 31, 2006 to 58.8% for the three months ended March 31, 2007.

Purchased services. Increases in foster parent payments and the number of referrals requiring out-of-home placement under our annual block purchase contract accounted for the increase in purchased services for the three months ended March 31, 2007 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. As a percentage of revenue, purchased services decreased from 10.3% for the three months ended March 31, 2006 to 7.9% for the three months ended March 31, 2007 primarily due to our revenue growth rate and a decrease in the number of referrals requiring pharmacy and support services under our annual block purchase contract during the three months ended March 31, 2007.

Other operating expenses. As a result of our organic growth during the last twelve months ended March 31, 2007, we added several new locations that contributed to an increase in other operating expenses for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006. In addition, client related expenses have increased approximately $1.1 million for the three months ended March 31, 2007 as compared the same period one year ago under new contracts in California and as a result of the addition of workforce development services in Pennsylvania. The acquisitions of Raystown in January 2007, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006 added approximately $1.0 million to other operating expenses for the three months ended March 31, 2007. As a percentage of revenue other operating expenses increased from 7.8% to 10.4% from period to period primarily due to the addition of new locations resulting from our organic growth and additional client related expenses.

Stock-based compensation. Stock-based compensation of approximately $172,000 for the three months ended March 31, 2007, represents the amortization of the fair value of stock options and stock grants awarded to executive officers, directors and employees in 2006 and January 2007 under our 2006 Long-Term Incentive Plan. No stock-based compensation was recorded for the three months ended March 31, 2006, as all of the equity awards outstanding at that time were fully vested.

General and administrative expense.

Three months ended March 31,		Percent change
2006	2007
$5,499,552	$7,318,378	33.1%

The addition of corporate staff to adequately support our growth and provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $830,000 of corporate administrative expenses for the three months ended March 31, 2007 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were stock-based compensation and expenses related to bidding on new contracts. In addition, as a result of our growth during the twelve months ended March 31, 2007, rent and facilities management increased $847,000 for the three months ended March 31, 2007 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 12.8% to 12.1% from period to period.

Depreciation and amortization.

Three months ended March 31,
		Percent change
2006	2007
$ 681,810	$1,008,215	47.9%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of the fair value of the acquired management agreement related to WD Management. Also contributing to the increase in depreciation and amortization was the amortization of customer relationships related to the acquisitions of A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006, and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization increased from 1.6% to 1.7% from period to period due to increased amortization of management agreements and customer relationships related to our acquisition activity.

Non-operating (income) expense

Interest expense. Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the follow-on offering of our common stock that was completed on April 17, 2006. As a result, interest expense for the three months ended March 31, 2006 was higher than that for the three months ended March 31, 2007 due to a higher level of debt for the three months ended March 31, 2006 as compared to the same current year period.

Interest income. The increase in interest income for the three months ended March 31, 2007 as compared to the same prior year period resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 41%. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons. Historically, these seasonal variations have had a nominal affect on our operating results and operating cash flows. As we have grown our home and community based services business, our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. Moreover, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers.

Liquidity and capital resources

Sources of cash for the three months ended March 31, 2007 were from operations and cash received upon exercise of stock options. Our balance of cash and cash equivalents was approximately $30.9 million at March 31, 2007, down from $40.7 million at December 31, 2006. The decrease was primarily due to the purchase of our common stock in the amount of approximately $10.4 million pursuant to the stock repurchase program approved by our board of directors in February 2007. Of the total amount of cash at March 31, 2007, approximately $3.4 million is held by our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, to fund the activities and obligations of SPCIC. In addition, SPCIC is precluded from freely transferring funds through inter-company advances, loans or cash dividends. At March 31, 2007 and December 31, 2006, our total debt was approximately $835,000 and $951,000, respectively.

Cash flows

Operating activities. Net income of approximately $3.3 million plus non-cash depreciation, amortization, deferred taxes and stock-based compensation of approximately $1.3 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $4.3 million during the three months ended March 31, 2007. The growth of our billed and unbilled accounts receivable during three months ended March 31, 2007 was mostly due to our revenue growth and the timing of collections.

Net cash flow from operating activities totaled approximately $1.1 million, and included $2.0 million related to increased accounts payable and accrued expenses, and a decrease in prepaid expenses (due to fully amortized prepaid insurance premiums) at March 31, 2007. An increase in other receivables related to our lockbox agreement with CIT (as more fully described below under the heading “Obligations and commitments”) resulted in a decrease in cash from operations of $715,000. Additionally, decreased reinsurance liability reserves related to our reinsurance programs resulted in a decrease in cash flow from operations of approximately $588,000.

Investing activities. Net cash used in investing activities totaled approximately $375,000 for the three months ended March 31, 2007, and included the purchase price and associated acquisition costs in the aggregate amount of approximately $607,000 related to the acquisition of Raystown. A reduction in restricted cash of approximately $570,000 related to the operations of the Correctional Services Business acquired in October 2006 resulted in an increase in cash flow from investing activities. We spent approximately $289,000 for property and equipment.

Financing activities. Net cash used in financing activities totaled approximately $10.5 million for the three months ended March 31, 2007. We spent approximately $10.4 million to purchase 442,500 shares of our common stock from the open market during the three months ended March 31, 2007 under a stock repurchase program approve by our board of directors in February 2007. In addition, we repaid approximately $116,000 of long-term debt.

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

Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In addition, we are subject to a 0.5% fee per annum on the unused portion of the available funds as well as other administrative fees.

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

Based on certain provisions of our loan and security agreement with CIT, a significant portion our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. As of December 31, 2006 and March 31, 2007, the amount due us from CIT under this arrangement totaled approximately $828,000 and $1.4 million, respectively.

We are required to maintain certain financial covenants under the second amended loan agreement. In addition, we are prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

At December 31, 2006 and March 31, 2007, our available credit under the revolving line of credit was $17.3 million and $6.1 million, respectively.

Promissory notes. We have four unsecured, subordinated promissory notes outstanding at March 31, 2007 in connection with acquisitions completed in 2004, 2005 and 2006 in the aggregate principal amount of approximately $835,000. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

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

Contingent obligations. In 2005 we entered into and closed on a purchase agreement to acquire all of the equity interest in Maple Star Nevada. Under the earn out provision of this purchase agreement we were obligated to pay, in the third fiscal quarter of 2006, an additional amount up to $2.0 million. On September 25, 2006, we received a dispute notice from the seller disputing the amount of the earn out payment of approximately $971,000 made by us to the seller on September 6, 2006. As of the date of the filing of this report on Form 10-Q for the three months ended March 31, 2007, the dispute had not been resolved. If the seller prevails under the dispute resolution provision of the purchase agreement, we may be obligated to pay the difference between the amount paid and the maximum earn out amount of $2.0 million in 2007. The contingent consideration will be paid in cash.

Under the purchase agreement related to the acquisition of Transitional Family Services, Inc. and AlphaCare Resources, Inc., collectively referred to as AlphaCare, in 2005, we were obligated to pay to the sellers an additional specified amount if certain conditions set forth in an earn out provision contained in the purchase agreement were satisfied. We have determined that we are not required to make any payments under the earn out provision of the purchase agreement.

We may be obligated to pay, in the second fiscal quarter of 2008, an additional amount under an earn out provision as such term is defined in the purchase agreement related to the purchase of FBS. If the earn out provision is met, the contingent consideration will be paid in cash.

In connection with the acquisition of WD Management we may be obligated to pay to the former members of WD Management in each of 2007 and 2008, an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the conditions for payment under the earn out provision are met in 2007, the contingent consideration will be paid in cash, and if the conditions for payment under the earn out provision are met in 2008, the contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. We expect that the contingent consideration due in 2007 will amount to approximately $7.5 million to $8.0 million.

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

When and if the earn out provision is triggered and paid under the purchase agreement with respect to Maple Star Nevada, FBS and WD Management, we will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire these entities.

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

Management fees generated under our management agreements represented 7.2% and 7.9% of our revenue for the three months ended March 31, 2006 and 2007, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services which generally includes selecting and employing the senior operations management personnel.

Management fee receivable at December 31, 2006 and March 31, 2007 totaled $7.3 million and $8.0 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of March 31, June 30, September 30, and December 31, 2006 and March 31, 2007:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
March 31, 2006	$1,077,286	$893,484	$858,183	$2,935,162	$430,945
June 30, 2006	$1,408,236	$1,124,538	$923,865	$2,551,183	$1,800,586	(1)
September 30, 2006	$1,429,955	$1,256,061	$994,804	$2,482,515	$730,919
December 31, 2006	$1,655,203	$1,295,411	$1,220,724	$2,492,474	$677,982
March 31, 2007	$1,538,890	$1,390,293	$1,362,107	$2,699,757	$1,027,936

(1)	We experienced an increase in the amount of management fee receivable older than 180 days as of June 30, 2006 primarily due to year-end payer reconciliation processes and the conversion of our managed entities’ payers’ claims processing function from state Medicaid to Medicaid Health Maintenance Organizations. These events impacted our managed entities’ cash flows by creating short-term delays in claims processing which in turn affected the ability of our managed entities to pay their management fees during the three months ended June 30, 2006.

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

Our days sales outstanding for our managed entities increased from 152 days at December 31, 2006 to 156 days at March 31, 2007.

Camelot Community Care, Inc. which represented approximately $4.3 million, or 53%, of our total management fee receivable at March 31, 2007, and Intervention Services Inc., referred to as ISI, which represented approximately $523,000, or 6.5%, of our total management fee receivable at March 31, 2007, each has its own stand-alone line of credit from CIT. The loan agreements between CIT and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of March 31, 2007, Camelot Community Care, Inc. had availability of approximately $1.6 million under its line of credit as well as $2.1 million in cash and cash equivalents and ISI had availability of approximately $442,000 under its line of credit as well as approximately $59,000 in cash and cash equivalents.

The remaining $3.2 million balance of our total management fee receivable at March 31, 2007 was due from Rio Grande including certain members of the Rio Grande behavioral health network, The ReDCo Group, or ReDCo, Care Development of Maine, FCP, Inc., or FCP, Family Preservation Community Services, Inc., or FPCS, the two not-for-profit foster care providers formerly managed by Maple Services, LLC and Alternative Opportunities managed by WD Management.

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

The following table summarizes our insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsuance liability (Per loss with no annual aggregate limit)	Expected loss during policy year	Third-party coverage (Annual aggregate limit)
General and professional liability (1)	April 12, 2007	$1,000,000	$335,000	$4,000,000
Workers’ compensation liability (2)	May 15, 2007	$250,000	$858,000	Up to applicable statutory limits

(1)	SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.4 million and the cumulative reserve for expected losses since inception of this reinsurance program in 2005 at March 31, 2007 is approximately $373,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities. In addition, we are insured under an umbrella liability insurance policy providing additional coverage in the amount of $1.0 million per occurrence and $1.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	Effective May 15, 2006, SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides us with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.2 million which is ceded to SPCIC. The cumulative reserve for expected losses since inception of this reinsurance program in 2005 at March 31, 2007 is approximately $1.2 million. In addition, we have two workers’ compensation policies with this third-party insurer providing statutory limits in excess of the $250,000 reinsurance limit; one for California and one for all other states for which we are required to provide workers’ compensation insurance.

SPCIC had restricted cash of approximately $6.2 million at December 31, 2006 and March 31, 2007, which is restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Under our general and professional liability and workers’ compensation reinsurance programs, we may be required to restrict up to an additional $2.0 million in our second fiscal quarter of 2007 to secure the reinsured losses of SPCIC based on an independent actuary’s estimate of such losses for the policy years beginning April 13, 2007 and May 16, 2007.

Any obligations above our reinsurance program limits are our responsibility. At March 31, 2007, approximately 23% of the total liability assumed by SPCIC under our reinsurance programs is related to the designated entities managed by us that are covered under SPCIC’s reinsurance programs.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million for the program year ending June 30, 2007. Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $746,000 and $654,000 as of December 31, 2006 and March 31, 2007, respectively, is recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

We charge our employees a portion of the costs of our self-funded group health insurance programs, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between our projections and our actual experience is borne by us. We are estimating potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on our past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, we had no unrecognized tax benefits. We are not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next 12 months. We recognize interest and penalties as a component of income tax expense. We are subject to taxation in the United States and various state jurisdictions. The statute of limitations is three years for the United States and four years for states. We are subject to the following material taxing jurisdictions: United States, Arizona, California, Maine, North Carolina, Pennsylvania, and Virginia. The tax years that remain open to examination by the United States, Maine, North Carolina and Virginia jurisdictions are years ended June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Arizona and California filings that remain open to examination are years ended June 30, 2002, June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Pennsylvania filings that remain open to examination are years ended December 31, 2004, December 31, 2005, and December 31, 2006.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Interest rate and market risk

As of March 31, 2007, we had no borrowings under our revolving line of credit and acquisition term loan. Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with the provisions of our second amended loan agreement, we may activate an increase in the available credit under our revolving line of credit up to $25.0 million.

We have four unsecured, subordinated promissory notes outstanding at March 31, 2007 in connection with various acquisitions completed in 2004, 2005 and 2006 in the aggregate principal amount of approximately $835,000. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 905 contracts as of March 31, 2007. Among these contracts there is a contract under which we generate a significant portion of our revenue. We generated approximately $4.1 million, or 6.8% of our revenues for the three months ended March 31, 2007, under the annual block purchase contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2007) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2007 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2007.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Program
Month 1:
February 1, 2007 to February 28, 2007	350,000	$23.73	350,000

Month 2:
March 1, 2007 to March 31, 2007	92,500	$22.25	92,500

Total	442,500	$23.42	442,500	557,500

On February 5, 2007, the Company announced that its board of directors approved a stock repurchase program for up to one million shares of the Company’s common stock effective February 1, 2007. The Company may purchase shares of its common stock from time to time on the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. As of March 31, 2007, the Company spent approximately $10.4 million to purchase 442,500 shares of its common stock on the open market under this program.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number		Description
10.1*	(1)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker

10.2*	(1)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch

10.3*	(1)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman

10.4*	(1)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 10, 2007	By:	/S/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/S/ MICHAEL N. DEITCH
Michael N. Deitch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1*	(1)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker

10.2*	(1)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch

10.3*	(1)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman

10.4*	(1)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.