Form 10-Q
period 2007-06-30
PROVIDENCE SERVICE CORP
filed 2007-08-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were outstanding 11,623,111 shares (excluding treasury shares of 612,026) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2006	June 30, 2007
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,702,730	$30,422,665
Accounts receivable - billed, net of allowance of $5.3 million and $5.6 million	36,148,148	39,678,892
Accounts receivable - unbilled	2,134,364	2,273,560
Management fee receivable	7,341,794	8,345,214
Other receivables	881,464	4,636,013
Restricted cash	2,299,733	1,268,968
Prepaid expenses and other	4,283,997	5,866,019
Notes receivable	974,643	953,623
Deferred tax assets	965,903	1,057,304

Total current assets	95,732,776	94,502,258
Property and equipment, net	2,783,651	2,736,325
Notes receivable, less current portion	739,406	702,989
Goodwill	56,656,263	56,886,025
Intangible assets, net	29,037,131	27,780,601
Restricted cash, less current portion	6,211,000	6,211,000
Other assets	1,174,654	1,362,457

Total assets	$192,334,881	$190,181,655

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,902,284	$1,758,592
Accrued expenses	21,587,743	14,182,338
Deferred revenue	790,582	774,274
Reinsurance liability reserve	2,986,187	4,806,581
Current portion of long-term obligations	332,379	1,608,208

Total current liabilities	28,599,175	23,129,993
Deferred tax liabilities	4,060,677	3,997,877
Long-term obligations, less current portion	618,680	6,493,680
Stockholders' equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 12,171,127 and 12,234,184 issued and outstanding (including treasury shares)	12,171	12,234
Additional paid-in capital	141,380,761	142,949,544
Retained earnings	17,962,163	24,857,534

	159,355,095	167,819,312
Less 146,905 and 612,026 treasury shares, at cost	298,746	11,259,207

Total stockholders’ equity	159,056,349	156,560,105

Total liabilities and stockholders’ equity	$192,334,881	$190,181,655

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues:
Home and community based services	$35,448,406	$51,435,842	$69,520,325	$101,466,374
Foster care services	5,566,149	5,881,792	10,256,844	11,522,479
Management fees	4,825,523	4,993,464	9,090,195	9,777,926

	45,840,078	62,311,098	88,867,364	122,766,779
Operating expenses:
Client service expense	33,605,056	47,592,736	65,637,479	94,395,486
General and administrative expense	6,037,116	7,658,962	11,536,668	14,977,339
Depreciation and amortization	866,455	1,027,945	1,548,265	2,036,160

Total operating expenses	40,508,627	56,279,643	78,722,412	111,408,985

Operating income	5,331,451	6,031,455	10,144,952	11,357,794

Other (income) expense:
Interest expense	153,866	222,262	618,152	333,245
Interest income	(438,069)	(280,370)	(491,864)	(642,961)

Income before income taxes	5,615,654	6,089,563	10,018,664	11,667,510
Provision for income taxes	2,277,739	2,513,053	4,054,133	4,772,139

Net income	$3,337,915	$3,576,510	$5,964,531	$6,895,371

Earnings per common share:
Basic	$0.28	$0.31	$0.55	$0.59

Diluted	$0.28	$0.30	$0.54	$0.58

Weighted-average number of common shares outstanding:
Basic	11,734,858	11,585,996	10,780,430	11,707,025
Diluted	11,968,538	11,778,785	11,061,054	11,864,204

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2007
Operating activities
Net income	$5,964,531	$6,895,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	510,078	613,536
Amortization	1,038,187	1,422,624
Amortization of deferred financing costs	68,468	91,012
Deferred income taxes	532,654	(91,401)
Stock based compensation	48,494	1,017,360
Reserve for working capital advances to third party	—	100,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(7,648,102)	(2,623,191)
Management fee receivable	(1,071,645)	(1,474,360)
Other receivable	(3,001,246)	(2,212,048)
Reinsurance liability reserve	2,169,241	277,893
Prepaid expenses and other	(2,800,530)	(1,621,249)
Accounts payable and accrued expenses	(3,108,605)	(1,032,682)
Deferred revenue	(8,672)	(16,308)

Net cash (used in) provided by operating activities	(7,307,147)	1,346,557
Investing activities
Purchase of property and equipment	(525,215)	(554,266)
Acquisition of businesses, net of cash acquired	(2,996,461)	(468,806)
Acquisition earn out payments	—	(8,300,135)
Restricted cash for contract performance	(3,390,000)	1,030,765
Purchase of short-term investments, net	(25,177)	(155,306)
Working capital advances to third party	(100,000)	—
Payments on notes receivable	34,057	86,806

Net cash used in investing activities	(7,002,796)	(8,360,942)
Financing activities
Net borrowings on revolving line of credit	16,534	—
Repurchase of common stock	—	(10,960,461)
Proceeds from common stock issued pursuant to stock option exercise	6,349,799	296,484
Excess tax benefit upon exercise of stock options	1,835,597	255,002
Proceeds from common stock offering, net	59,593,251	—
Proceeds from long-term debt	—	7,500,000
Repayment of long-term debt	(17,275,999)	(349,171)
Debt financing costs	(67,800)	(7,534)

Net cash provided by (used in) financing activities	50,451,382	(3,265,680)

Net change in cash	36,141,439	(10,280,065)
Cash at beginning of period	8,994,243	40,702,730

Cash at end of period	$45,135,682	$30,422,665

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Providence Service Corporation (the “Company”) is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. As of June 30, 2007, the Company operated in 35 states and the District of Columbia. On August 1, 2007, the Company began operations in Canada. See Note 11.

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

Restricted Cash

At December 31, 2006 and June 30, 2007, the Company had approximately $8.5 million and $7.5 million of restricted cash, respectively. Of the restricted cash amount at June 30, 2007, $175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations. Furthermore, at June 30, 2007, approximately $6.2 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets. The remaining balance of approximately $1.1 million at June 30, 2007 was held in escrow to fund the Company’s obligations under arrangements with various governmental agencies through the Correctional Services Business (“Correctional Services”) the Company acquired from Maximus, Inc. in October 2006.

At June 30, 2007, approximately $6.4 million of the restricted cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use and is currently invested in certificates of deposit. The remaining balance of approximately $1.1 million of the restricted cash is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the six months ended June 30, 2006 and 2007 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) and amounted to approximately $13,000 and $619,000 (net of tax of $439,000), respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the six months ended June 30, 2006 and 2007, the amount of excess tax benefits resulting from the exercise of stock options was approximately $1.8 million and $255,000, respectively. These amounts are reflected as cash flows from financing activities for the six months ended June 30, 2006 and 2007 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period of three years with approximately 38% recorded as client services expense and 62% as general and administrative expense in the Company’s consolidated income statement for the six months ended June 30, 2007.

As of June 30, 2007, there was approximately $3.1 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the six months ended June 30, 2007 was $1.2 million.

The fair value of each stock option awarded during the six months ended June 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Six months ended June 30,
	2006	2007
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	33.9%	34.4% - 34.5%
Risk-free interest rate	5.0%	4.7% - 4.8%
Expected life of options	5 yrs	6 yrs

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

The following table summarizes the Company’s insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year
General and professional liability (1)	April 12, 2008	$1,000,000	$486,000

Workers' compensation liability (2)	May 15, 2008	$250,000	$1,347,000

(1)	SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.7 million and the cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2007 was approximately $370,000. The excess premium over the Company’s expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities. In addition, the Company is insured under an umbrella liability insurance policy providing additional coverage in the amount of $4.0 million per occurrence and $4.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides the Company with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.3 million which is ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2007 was approximately $1.3 million.

SPCIC had restricted cash of approximately $6.2 million at December 31, 2006 and June 30, 2007, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company.

Health Insurance

The Company offers its employees an option to participate in a self-funded health insurance program. For the program year ended June 30, 2007, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million. Effective July 1, 2007, the Company renewed its stop-loss umbrella policy under substantially the same terms as the prior year policy. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $746,000 and $736,000 as of December 31, 2006 and June 30, 2007, respectively, was recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

The Company charges its employees a portion of the costs of its self-funded group health insurance programs, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between the Company’s projections and its actual experience is borne by the Company. The Company estimates potential obligations for liabilities under this program to reserve what it believes to be a sufficient amount to cover liabilities based on its past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what the Company reserves could have a material adverse effect on its financial results.

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, loss reserves for reinsurance and self-funded insurance programs, and stock-based compensation. We have reviewed our critical accounting estimates with our board of directors, audit committee and disclosure committee.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. The Company is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties as a component of income tax expense. The Company is subject to taxation in the United States and various state jurisdictions. The statute of limitations is generally three years for the United States and between eighteen months and four years for states. The Company is subject to the following material taxing jurisdictions: United States, Arizona, California, Maine, North Carolina, Pennsylvania, and Virginia. The tax years that remain open to examination by the United States, Maine, North Carolina and Virginia jurisdictions are years ended June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Arizona and California filings that remain open to examination are years ended June 30, 2002, June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Pennsylvania filings that remain open to examination are years ended December 31, 2004, December 31, 2005, and December 31, 2006.

Pending Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 159 is permitted. The Company is evaluating the effect, if any, of adopting SFAS 159 on its consolidated financial statements. The Company has not identified any financial instruments to elect the fair value option.

3. Other Receivables

Based on certain provisions of the Company’s loan and security agreement with CIT Healthcare LLC (“CIT”), a significant portion of the Company’s collections on accounts related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on accounts related to the Company’s operating activities and amounts due to CIT under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. As of December 31, 2006 and June 30, 2007, the amount due to the Company from CIT under this arrangement totaled approximately $828,000 and $3.0 million, respectively, and was classified as “Other receivables” in the Company’s consolidated balance sheet.

4. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2006	June 30, 2007
Prepaid payroll	$1,887,345	$1,851,762
Prepaid insurance	1,132,994	1,717,913
Prepaid rent	312,988	295,781
Prepaid taxes	40,386	1,229,744
Consulting fees receivable	500,000	—
Interest receivable	215,035	381,244
Other	195,249	389,575

Total prepaid expenses and other	$4,283,997	$5,866,019

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

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$500,000
Estimated costs of acquisition	116,688

$616,688

Allocated to:
Goodwill	$445,025
Intangibles	166,093
Fixed assets	5,570

$616,688

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Raystown had occurred on January 1, 2006 or 2007. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on January 1, 2006 or 2007.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenue	$46,007,464	$62,311,098	$89,197,697	$122,766,779
Net income	$3,355,146	$3,576,510	$6,004,519	$6,895,371
Diluted earnings per share	$0.28	$0.30	$0.54	$0.58

Effective May 1, 2007, the Company became the sole member of Maple Star Oregon, Inc. (“MSO”), a not-for-profit organization managed by the Company. MSO is not a federally tax exempt organization and neither the Internal Revenue Service rules governing Internal Revenue Code Section 501(c)(3) exempt organizations, nor other Internal Revenue Code sections applicable to tax exempt organizations, apply to this organization. The Company recorded positive working capital of approximately $133,000 to goodwill upon consolidation of MSO’s financial statements on May 1, 2007.

On May 9, 2007, the Company paid approximately $7.7 million to the sellers of W.D. Management, L.L.C. (“WD Management”) under contingent consideration provisions of the associated purchase agreement. The fair value of the assets acquired in this transaction exceeded that portion of the purchase price paid by the Company before any contingency amount at the acquisition date. The Company recorded this excess fair value as a liability. The fair value of the additional consideration paid to the sellers on May 9, 2007 approximated the earn out liability initially allocated at the acquisition date. Additionally, under the contingent consideration provisions of the purchase agreement, the Company may be obligated to pay additional contingent consideration in 2008 as more fully described in note 9 below. The value of any additional contingent consideration paid to the sellers will be recorded as goodwill. The goodwill amount, if any, is expected to be deductible.

Upon the final determination of the purchase price on May 29, 2007, the Company paid approximately $651,000 to the sellers of Maple Star Nevada. The fair value of the additional consideration paid to the sellers was recorded as an additional cost to acquire Maple Star Nevada.

Goodwill

Changes in goodwill were as follows:

Balance at December 31, 2006	$56,656,263
Raystown acquisition	445,025
Maple Star Oregon, Inc. consolidation	(133,493)
Adjustment to cost to acquire the Correctional Services Business of Maximus, Inc., WD Management and Innovative Employment Solutions in 2006, and Maple Star Nevada in 2005	(81,770)

Balance at June 30, 2007	$56,886,025

6. Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the six months ended June 30, 2007, the Company granted a total of 75,000 ten-year options under its 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the non-employee members of its board of directors and certain key employees. The option exercise prices ranged from $21.84 to $24.59 and the options vest in equal installments on the first, second and third anniversary of the grant date. The weighted-average fair value of the options granted during the six months ended June 30, 2007 totaled $10.05 per share.

The Company granted 35,000 shares of restricted stock to each of Craig A. Norris, Chief Operating Officer, and Fred D. Furman, Executive Vice President and General Counsel as part of their long-term incentive award for fiscal year 2006 during the six months ended June 30, 2007. One third of Messrs. Norris’ and Furman’s award of restricted stock vested on June 19, 2007. The balance of their awards will vest in equal installments on June 19, 2008 and 2009. In addition, the Company granted 2,000 shares of restricted stock to each non-employee member of the Company’s board of directors as part of their compensation for service on the Company’s board for the fiscal year 2007. These restricted stock awards will vest in three equal annual installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the restricted stock awards granted during the six months ended June 30, 2007 totaled $24.77 per share.

The Company issued 41,968 shares of its common stock to its employees upon the vesting of certain restricted stock awards granted in 2006 under the Company’s 2006 Plan. In connection with the vesting of these restricted stock awards, 2,621 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the Federal and state taxing authorities. These shares were placed in treasury.

During the six months ended June 30, 2007, the Company issued 4,289 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan, and 16,800 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan.

On February 1, 2007, the Company’s board of directors approved a stock repurchase program for up to one million shares of its common stock. The Company may purchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. During the six months ended June 30, 2007, the Company spent approximately $10.9 million to purchase 462,500 shares of its common stock in the open market.

At December 31, 2006 and June 30, 2007, there were 12,171,127 and 12,234,184 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares at December 31, 2006 and 612,026 treasury shares at June 30, 2007) and no shares of preferred stock outstanding.

The following table reflects changes in common stock, additional paid-in capital and treasury stock for the six months ended June 30, 2007:

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount
Balance at December 31, 2006	12,171,127	$12,171	$141,380,761	146,905	$(298,746)
Stock-based compensation	—	—	1,017,360	—	—
Restricted stock issued	41,968	42	—	2,621	(73,744)
Capital contribution	—	—	9,500	—	—
Exercise of employee stock options	21,089	21	286,921	—	—
Excess tax benefit upon exercise of employee stock options	—	—	255,002	—	—
Stock repurchase	—	—	—	462,500	(10,886,717)

Balance at June 30, 2007	12,234,184	$12,234	$142,949,544	612,026	$(11,259,207)

7. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Numerator:
Net income	$3,337,915	$3,576,510	$5,964,531	$6,895,371

Denominator:
Denominator for basic earnings per share—weighted-average shares	11,734,858	11,585,996	10,780,430	11,707,025
Effect of dilutive securities:
Common stock options	233,680	192,789	280,624	157,179

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	11,968,538	11,778,785	11,061,054	11,864,204

Basic earnings per share	$0.28	$0.31	$0.55	$0.59

Diluted earnings per share	$0.28	$0.30	$0.54	$0.58

For the six months ended June 30, 2006 and 2007, employee stock options to purchase zero and 16,018 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

8. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income rate primarily due to nondeductible permanent differences such as meals and state income taxes.

9. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

In 2005, the Company entered into and closed on a purchase agreement to acquire all of the equity interest in Maple Star Nevada. On May 29, 2007, the final purchase price was determined and agreed upon by the Company and the seller resulting in an additional payment of $651,000 in cash which was paid by the Company to the seller on that day. The Company recorded the fair value of the consideration paid as an additional cost to acquire Maple Star Nevada.

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

In 2008, the Company may be obligated to pay to the former members of WD Management an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the conditions for payment under the earn out provision are met in 2008, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. When and if the earn out provision is triggered or when and if the Company makes any payment under the earn out provision, the Company will record any excess of the fair value of the consideration paid, issued or issuable over the contingent liability as an additional cost to acquire WD Management. This provision also applied to the earn out due in 2007 pursuant to which the Company paid an additional $7.7 million on May 9, 2007.

10. Transactions with Related Parties

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was entered into and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $42,000 and $112,000 for the six months ended June 30, 2006 and 2007, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the

Internal Revenue Service rules governing Internal Revenue Code Section 501(c)(3) exempt organizations, nor any other Internal Revenue Code sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $81,000 for the six months ended June 30, 2007.

As part of its commitment to give back to the local communities in which it operates, the Company has provided a loan to a Tucson, Arizona based not-for-profit organization that supports and promotes public awareness of art and humanities. Mr. McCusker became a member of the not-for-profit entity’s board of directors in March 2007. The loan of $100,000 was granted in 2006 to the not-for-profit entity under a demand promissory note that bears interest equal to the prime rate in effect from time to time as quoted in the Wall Street Journal plus 1% with principal and accrued interest due upon demand. As of June 30, 2007, the entire balance of this note was reserved as uncollectible.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,200 per flight hour. For the six months ended June 30, 2006 and 2007, the Company reimbursed Las Montanas Aviation, LLC approximately $110,000 and $98,000, respectively, for use of the airplane for business travel purposes.

11. Subsequent Events

On August 1, 2007, PSC of Canada Exchange Corp. (“PSC”), a wholly-owned subsidiary of the Company, acquired all of the equity interest in WCG International Consultants Ltd. (“WCG”), a Victoria, British Columbia based workforce initiative company with operations in communities across British Columbia. The purchase price included $9.8 million in cash (less certain adjustments contained in the purchase agreement) inclusive of the sellers’ investment banking fees which were reimbursed by the Company, and 287,576 exchangeable shares issued by PSC valued at approximately $7.8 million. The shares are exchangeable at each shareholder’s option, for no additional consideration, into unregistered shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). In accordance with an earn out provision of the purchase agreement, the Company may make an earn out payment up to a total of approximately CAN $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG over the period from August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in additional Exchangeable Shares of PSC valued at the price of the Company’s common stock at the closing date of the transaction. If the contingency is met in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire WCG. This acquisition expands the Company’s workforce development service offering and extends the Company’s geographical service delivery into Canada. The cash portion of the purchase price was funded through the Company’s acquisition line of credit.

The above acquisition is being accounted for using the purchase method of accounting and the results of operations will be included in the Company’s consolidated financial statements from the date of acquisition. The cost of this acquisition will be allocated to the assets and liabilities acquired upon the completion of an evaluation of its fair value. The Company has not yet compiled pro forma revenue and operating income information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and six months ended June 30, 2007 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2006.

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage. As a result of and in response to the large and growing population of eligible beneficiaries of government sponsored social services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have grown both organically and by consummating strategic acquisitions.

As part of our growth strategy we have entered into the in-home tutoring, workforce development and private probation services markets and expanded our presence in existing markets through several acquisitions which were completed in 2006. As of June 30, 2007, we provided services directly and through the entities we manage to over 70,000 clients from 318 locations in 35 states and the District of Columbia. Additionally, on August 1, 2007, as discussed below, we began offering our services in Canada by means of an acquisition. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

We renegotiated certain terms of our reinsurance policies with respect to our general and professional liability and worker’s compensation reinsurance programs effective May 2006. Additional information regarding our reinsurance programs is included in the liquidity and capital resources discussion below.

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

As of June 30, 2007, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

For further discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Acquisitions

Since December 31, 2006, we completed the following acquisitions:

Effective January 1, 2007, we acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown Development Services, Inc., or Raystown. The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash totaling $500,000, of which $100,000 was placed in escrow to cover possible indemnity obligations by the seller. The purchase price was primarily funded from our operating cash. This acquisition was effective as of January 1, 2007 and further expands our home and community based services in Pennsylvania.

Effective May 1, 2007, we became the sole member of Maple Star Oregon, Inc., or MSO, a not-for-profit organization managed by us.

On August 1, 2007, PSC of Canada Exchange Corp., or PSC, our wholly-owned subsidiary, acquired all of the equity interest in WCG International Consultants Ltd., or WCG, a Victoria, British Columbia based workforce initiative company with operations in communities across British Columbia. The purchase price included $9.8 million in cash (less certain adjustments contained in the purchase agreement) inclusive of the sellers’ investment banking fees which were reimbursed by us and 287,576 exchangeable shares issued by PSC valued at approximately $7.8 million, or Exchangeable Shares. The Exchangeable Shares are exchangeable at each shareholder’s option, for no additional consideration, into unregistered shares of our common stock on a one-for-one basis. This acquisition expands our services beyond the United States and provides a base of multi-year contracts in Canada. The cash portion of the purchase price was funded through our acquisition line of credit.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues:
Home and community based services	77.3%	82.6%	78.2%	82.7%
Foster care services	12.2	9.4	11.6	9.4
Management fees	10.5	8.0	10.2	7.9

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	73.3	76.4	73.9	76.9
General and administrative expense	13.2	12.3	13.0	12.2
Depreciation and amortization	1.9	1.7	1.7	1.7

Total operating expenses	88.4	90.4	88.6	90.8

Operating income	11.6	9.6	11.4	9.2

Non-operating expense:
Interest expense (income), net	(0.6)	(0.1)	0.1	(0.3)

Income before income taxes	12.2	9.7	11.3	9.5
Provision for income taxes	4.9	4.0	4.6	3.9

Net income	7.3%	5.7%	6.7%	5.6%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues

	Three months ended June 30,		Percent change

	2006	2007
Home and community based services	$35,448,406	$51,435,842	45.1%
Foster care services	5,566,149	5,881,792	5.7%
Management fees	4,825,523	4,993,464	3.5%

Total revenue	$45,840,078	$62,311,098	35.9%

Home and community based services. The acquisition of Raystown in January 2007, Innovative Employment Solutions, or IES, in August 2006 and the Correctional Services Business of Maximus, Inc., or Correctional Services, in October 2006 added, on an aggregate basis, approximately $5.1 million to home and community based services revenue for the three months ended June 30, 2007 as compared to the same prior year period. We added over 23,000 clients as a result of these acquisitions and expanded our home and community based services to include workforce development as well as entered several new markets.

Excluding the acquisition of Raystown and the acquisitions completed in 2006, our home and community based services provided additional revenue of approximately $10.8 million for the three months ended June 30, 2007, as compared to the same period one year ago due to client volume increases in new and existing locations. We experienced a net increase of approximately 3,100 new home and community based clients during the three months ended June 30, 2007 as compared to the same three month period in 2006, with increases at our existing and new locations.

Foster care services. On May 1, 2007, we became the sole member of MSO, a not-for-profit organization managed by us. For the three months ended June 30, 2007, MSO contributed approximately $514,000 to foster care services revenue. Partially offsetting the increase in foster care services revenue for the three months ended June 30, 2007 as compared to the same prior year period were lower funding caps recently implemented by contracting payers and systemic changes that have led to a shorter length of stay per client and a lower number of clients eligible to receive care in certain of our foster care services markets. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $57.4 million for the three months ended June 30, 2007 as compared to $48.7 million for the same prior year period. The combined effects of business growth and the addition of a management agreement acquired in connection with the acquisition of W.D. Management, L.L.C., or WD Management, in April 2006 added approximately $605,000 in additional management fees revenue for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Effective July 1, 2006, the managed entities that previously participated in our self-funded health insurance programs obtained separate health insurance policies which partially offset the increase in management fees revenue for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 by approximately $451,000.

Operating expenses

Client service expense. Client service expense included the following for the three months ended June 30, 2006 and 2007:

	Three months ended June 30,		Percent change

	2006	2007
Payroll and related costs	$24,596,791	$35,282,147	43.4%
Purchased services	4,803,095	5,341,834	11.2%
Other operating expenses	4,198,118	6,752,363	60.8%
Stock-based compensation	7,052	216,392

Total client service expense	$33,605,056	$47,592,736	41.6%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. Our payroll and related costs increased for the three months ended June 30, 2007, as compared to the same prior year period, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 400 new employees in connection with the acquisition of Raystown in January 2007, IES in August 2006 and Correctional Services in October 2006, and the consolidation of MSO in May 2007 which resulted in an increase in payroll and related costs of approximately $3.2 million in the aggregate for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Sometimes we must decrease our capacity in response to budgetary constraints and changes to the eligibility requirements of the government entities that provide funding and referrals for the services we provide. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs increased from 53.6% for the three months ended June 30, 2006 to 56.6% for the three months ended June 30, 2007.

Purchased services. Increases in foster parent payments and the number of referrals requiring out-of-home placement and pharmacy services under our annual block purchase contract accounted for the increase in purchased services for the three months ended June 30, 2007 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. As a percentage of revenue, purchased services decreased from 10.5% for the three months ended June 30, 2006 to 8.6% for the three months ended June 30, 2007 primarily due to our revenue growth rate and a decrease in the number of referrals requiring other support services under our annual block purchase contract during the three months ended June 30, 2007.

Other operating expenses. As a result of our organic growth during the last twelve months ended June 30, 2007, we added several new locations that contributed to an increase of approximately $1.3 million in other operating expenses for the three months ended June 30, 2007 when compared to the three months ended June 30, 2006. Also contributing to the increase in other operating expenses were increased client related expenses under new contracts in California and as a result of the addition of workforce development services in Pennsylvania. The acquisitions of Raystown in January 2007, IES in August 2006 and Correctional Services in October 2006 and the consolidation of MSO in May 2007 added approximately $1.3 million to other operating expenses for the three months ended June 30, 2007. As a percentage of revenue other operating expenses increased from 9.1% to 10.8% from the 2006 period to the 2007 period primarily due to the addition of new locations resulting from our organic growth and additional client related expenses.

Stock-based compensation. Stock-based compensation of approximately $216,000 for the three months ended June 30, 2007, represents the amortization of the fair value of stock options and stock grants awarded to executive officers, directors and employees in 2006 and January 2007 under our 2006 Long-Term Incentive Plan. For the three month period ended June 30, 2006, a minimal amount of stock-based compensation expense was recognized as we were beginning to grant awards under the 2006 Long-Term Incentive Plan which was approved by our stockholders in May 2006. All equity awards outstanding prior to 2006 were fully vested.

General and administrative expense.

Three months ended June 30,		Percent change
2006	2007
$6,037,116	$7,658,962	26.9%

The addition of corporate staff to adequately support our growth and provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $936,000 of corporate administrative expenses for the three months ended June 30, 2007 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were stock-based compensation and expenses related to bidding on new contracts. In addition, as a result of our growth during the twelve months ended June 30, 2007, rent and facilities management increased $686,000 for the three months ended June 30, 2007 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 13.2% to 12.3% from period to period primarily due to our revenue growth rate.

Depreciation and amortization.

Three months ended June 30,		Percent change
2006	2007
$866,455	$1,027,945	18.6%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships related to the acquisitions of IES in August 2006 and Correctional Services in October 2006, and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization decreased from 1.9% to 1.7% from the 2006 period to the 2007 period due to leveling of amortization of management agreements and customer relationships related to our acquisition activity.

Non-operating (income) expense

Interest expense. Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the follow-on offering of our common stock that was completed on April 17, 2006. As a result, interest expense for the three months ended June 30, 2006 was higher than that for the three months ended June 30, 2007 due to a higher level of debt for the three months ended June 30, 2006 as compared to the same current year period.

Interest income. The decrease in interest income for the three months ended June 30, 2007 as compared to the same prior year period resulted from a lower level of funds earning interest as we have used funds previously deposited in interest bearing accounts to acquire other businesses and to fund the repurchase of our common stock on the open market during the last twelve months.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 41%. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences and state income taxes.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues

	Six months ended June 30,		Percent change
	2006	2007
Home and community based services	$69,520,325	$101,466,374	46.0%
Foster care services	10,256,844	11,522,479	12.3%
Management fees	9,090,195	9,777,926	7.6%

Total revenue	$88,867,364	$122,766,779	38.1%

Home and community based services. The acquisition of Raystown in January 2007, A to Z In-Home Tutoring, LLC, or A to Z, and Family Based Strategies, Inc, or FBS, in February 2006, IES in August 2006 and Correctional Services in October 2006 added, on an aggregate basis, approximately $12.3 million to home and community based services revenue for the six months ended June 30, 2007 as compared to the same prior year period.

Excluding the acquisition of Raystown and the acquisitions completed in 2006, our home and community based services provided additional revenue of approximately $19.7 million for the six months ended June 30, 2007, as compared to the same period one year ago due to client volume increases in new and existing locations. We experienced a net increase of approximately 3,100 new home and community based clients during the six months ended June 30, 2007 as compared to the same six month period in 2006, with increases at our existing and new locations.

Foster care services. Our cross-selling and recruiting efforts along with the operations of MSO that we control effective May 1, 2007 (as noted above) resulted in an increase in foster care services revenue of approximately $1.3 million for the six months ended June 30, 2007 as compared to the prior year six month period. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $110.7 million for the six months ended June 30, 2007 as compared to $89.2 million for the same prior year period. The combined effects of business growth and the addition of a management agreement acquired in connection with the acquisition of WD Management in April 2006 added approximately $2.2 million in additional management fees revenue for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Effective July 1, 2006, the managed entities that previously participated in our self-funded health insurance programs obtained separate health insurance policies which partially offset the increase in management fees revenue for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 by approximately $891,000. In addition, no consulting fee revenue was earned for the six months ended June 30, 2007, which further offset the increase in management fees revenue for the first six months of 2007 by approximately $614,000 as compared to the same period one ago.

Operating expenses

Client service expense. Client service expense included the following for the six months ended June 30, 2006 and 2007:

	Six months ended June 30,		Percent change
	2006	2007
Payroll and related costs	$48,835,630	$70,835,210	45.0%
Purchased services	9,242,590	10,137,087	9.7%
Other operating expenses	7,552,207	13,034,365	72.6%
Stock-based compensation	7,052	388,824

Total client service expense	$65,637,479	$94,395,486	43.8%

Payroll and related costs. Our payroll and related costs increased for the six months ended June 30, 2007, as compared to the same prior year period, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 400 new employees in connection with the acquisition of Raystown in January 2007, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006, and the consolidation of MSO in May 2007 which resulted in an increase in payroll and related costs of approximately $8.0 million in the aggregate for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. As a percentage of revenue, payroll and related costs increased from 54.9% for the six months ended June 30, 2006 to 57.7% for the six months ended June 30, 2007 due to the rate at which we have increased our capacity to provide services under existing and new contracts.

Purchased services. Increases in foster parent payments and the number of referrals requiring out-of-home placement under our annual block purchase contract accounted for the increase in purchased services for the six months ended June 30, 2007 as compared to the same period one year ago. As a percentage of revenue, purchased services decreased from 10.5% for the six months ended June 30, 2006 to 8.3% for the six months ended June 30, 2007 primarily due to our revenue growth rate and a decrease in the number of referrals requiring pharmacy and support services under our annual block purchase contract during the six months ended June 30, 2007.

Other operating expenses. As a result of our organic growth during the last twelve months ended June 30, 2007, we added several new locations that contributed to an increase of approximately $3.1 million in other operating expenses for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. In addition, client related expenses have increased under new contracts in California, and as a result of the addition of workforce development services in Pennsylvania. The acquisitions of Raystown in January 2007, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006, and the consolidation of MSO in May 2007 added approximately $2.4 million to other operating expenses for the six months ended June 30, 2007. As a percentage of revenue other operating expenses increased from 8.5% to 10.6% from the 2006 period to the 2007 period primarily due to the addition of new locations resulting from our organic growth and additional client related expenses.

Stock-based compensation. Stock-based compensation of approximately $389,000 for the six months ended June 30, 2007, represents the amortization of the fair value of stock options and stock grants awarded to executive officers, directors and employees in 2006 and January 2007 under our 2006 Long-Term Incentive Plan. For the six month period ended June 30, 2006, a minimal amount of stock-based compensation expense was recognized as we were beginning to grant awards under the 2006 Long-Term Incentive Plan which was approved by our stockholders in May 2006. All equity awards outstanding prior to 2006 were fully vested.

General and administrative expense.

Six months ended June 30,		Percent change
2006	2007
$11,536,668	$14,977,339	29.8%

The addition of corporate staff to adequately support our growth and provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $1.9 million of corporate administrative expenses for the six months ended June 30, 2007 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were stock-based compensation and expenses related to bidding on new contracts. In addition, as a result of our growth during the twelve months ended June 30, 2007, rent and facilities management increased $1.5 million for the six months ended June 30, 2007 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 13.0% to 12.2% from the 2006 period to the 2007 period due to our revenue growth rate.

Depreciation and amortization.

Six months ended June 30,		Percent change
2006	2007
$1,548,265	$2,036,160	31.5%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of the fair value of the acquired management agreement related to WD Management. Also contributing to the increase in depreciation and amortization was the amortization of customer relationships related to the acquisitions of A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006, and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization remained constant at 1.7% from period to period.

Non-operating (income) expense

Interest expense. Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the follow-on offering of our common stock that was completed on April 17, 2006. As a result, interest expense for the six months ended June 30, 2006 was higher than that for the six months ended June 30, 2007 due to a higher level of debt for the six months ended June 30, 2006 as compared to the same current year period.

Interest income. The increase in interest income for the six months ended June 30, 2007 as compared to the same prior year period resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

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

Liquidity and capital resources

Sources of cash for the six months ended June 30, 2007 were from operations, proceeds from long-term debt and cash received upon exercise of stock options. Our balance of cash and cash equivalents was approximately $30.4 million at June 30, 2007, down from $40.7 million at December 31, 2006. The decrease was primarily due to the purchase of our common stock in the amount of approximately $10.9 million pursuant to the stock repurchase program approved by our board of directors in February 2007. Of the total amount of cash at June 30, 2007, approximately $3.8 million was held by our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, to fund the activities and obligations of SPCIC. In addition, SPCIC is precluded from freely transferring funds through inter-company advances, loans or cash dividends. At June 30, 2007 and December 31, 2006, our total debt was approximately $8.1 million and $951,000, respectively.

Cash flows

Operating activities. Net income of approximately $6.9 million plus non-cash depreciation, amortization and stock-based compensation of approximately $3.1 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $4.1 million during the six months ended June 30, 2007. The growth of our billed and unbilled accounts receivable during the six months ended June 30, 2007 was mostly due to our revenue growth and the timing of collections.

Net cash flow from operating activities totaled approximately $1.3 million net of $2.7 million related to decreased accounts payable and accrued expenses, and an increase in prepaid expenses for workers’ compensation insurance premiums and taxes at June 30, 2007. An increase in other receivables related to our lockbox agreement with CIT (as more fully described below under the heading “Obligations and commitments”) resulted in a decrease in cash from operations of $2.2 million. Additionally, decreased reinsurance liability reserves related to our reinsurance programs resulted in a decrease in cash flow from operations of approximately $278,000.

Investing activities. Net cash used in investing activities totaled approximately $8.4 million for the six months ended June 30, 2007, and included payments made to the sellers of WD Management and Maple Star Nevada in the amount of approximately $7.7 million and $570,000, respectively, under earn out provisions in the related purchase agreements. Further, the purchase price and associated acquisition costs in the aggregate amount of approximately $617,000 related to the acquisition of Raystown resulted in an increase in cash used in investing activities. A reduction in restricted cash of approximately $1.0 million related to the operations of the Correctional Services Business acquired in October 2006 partially offset cash used in investing activities. We spent approximately $554,000 for property and equipment during the first six months of 2007.

Financing activities. Net cash used in financing activities totaled approximately $3.3 million for the six months ended June 30, 2007. We spent approximately $10.9 million to purchase 462,500 shares of our common stock from the open market during the six months ended June 30, 2007 under a stock repurchase program approved by our board of directors in February 2007. In addition, we repaid approximately $349,000 of long-term debt. We borrowed approximately $7.5 million under our acquisition line of credit to fund our obligation to the sellers of WD Management under an earn out provision of the related purchase agreement. Additionally, we received proceeds of approximately $551,000 from the sale of our common stock pursuant to the exercise of stock options during the six months ended June 30, 2007, including the benefit of the tax deduction in excess of the compensation costs recognized of approximately $255,000.

Obligations and commitments

Credit facility. Our second amended loan agreement with CIT provides for a revolving line of credit and an acquisition term loan from which we may borrow up to $25.0 million under each instrument subject to certain conditions. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to CIT’s approval and are payable in consecutive monthly installments as determined under the second amended loan agreement. At June 30, 2007, borrowings under the revolving line of credit and acquisition term loan totaled approximately $7.4 million.

Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In addition, we are subject to a 0.5% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rates applied to our revolving line of credit and acquisition term loan at June 30, 2007 were 9.07% and 9.32%, respectively.

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

Based on certain provisions of our loan and security agreement with CIT, a significant portion our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. As of December 31, 2006 and June 30, 2007, the amount due us from CIT under this arrangement totaled approximately $828,000 and $3.0 million, respectively.

We are required to maintain certain financial covenants under the second amended loan agreement. In addition, we are prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

At December 31, 2006 and June 30, 2007, our available credit under the revolving line of credit was $17.3 million and $8.9 million, respectively.

Promissory notes. We have four unsecured, subordinated promissory notes outstanding at June 30, 2007 in connection with acquisitions completed in 2004, 2005 and 2006 in the aggregate principal amount of approximately $727,000. These promissory notes bear a fixed interest rate ranging from 2.25% to 6% and are due on various dates from July 2007 to June 2010.

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

Contingent obligations. In 2005, we entered into and closed on a purchase agreement to acquire all of the equity interest in Maple Star Nevada. On May 29, 2007, the final purchase price was determined and agreed upon by us and the seller resulting in an additional payment of $651,000 in cash which was paid by us to the seller on that day. We recorded the fair value of the consideration paid as an additional cost to acquire Maple Star Nevada.

We may be obligated to pay, in the second fiscal quarter of 2008, an additional amount under an earn out provision as such term is defined in the purchase agreement related to the purchase of FBS. If the earn out provision is met, the contingent consideration will be paid in cash.

In 2008, we may be obligated to pay to the former members of WD Management an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. If the conditions for payment under the earn out provision are met in 2008, the contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. This provision also applied to the earn out due in 2007 pursuant to which we paid an additional $7.7 million on May 9, 2007.

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

In accordance with an earn out provision of the purchase agreement related to the purchase of WCG, we may make an earn out payment up to approximately CAN $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG over the period from August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in additional Exchangeable Shares of PSC valued at the price of our common stock at the closing date of the transaction.

When and if the earn out provision is triggered and paid under the purchase agreement with respect to FBS, WD Management and WCG, we will record the fair value of the consideration paid, issued or issuable as an additional cost to acquire these entities.

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

Management fees generated under our management agreements represented 8.3% and 7.8% of our revenue for the six months ended June 30, 2006 and 2007, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services which generally includes selecting and employing the senior operations management personnel.

Management fee receivable at December 31, 2006 and June 30, 2007 totaled $7.3 million and $8.3 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of June 30, September 30, and December 31, 2006, March 31, and June 30, 2007:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
June 30, 2006	$1,408,236	$1,124,538	$923,865	$2,551,183	$1,800,586
September 30, 2006	$1,429,955	$1,256,061	$994,804	$2,482,515	$730,919
December 31, 2006	$1,655,203	$1,295,411	$1,220,724	$2,492,474	$677,982
March 31, 2007	$1,538,890	$1,390,293	$1,362,107	$2,699,757	$1,027,936
June 30, 2007	$1,501,213	$1,373,192	$1,373,243	$2,496,944	$1,600,622

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

Our days sales outstanding for our managed entities increased from 152 days at December 31, 2006 to 162 days at June 30, 2007.

Camelot Community Care, Inc. which represented approximately $4.8 million, or 57.5%, of our total management fee receivable at June 30, 2007, and Intervention Services Inc., referred to as ISI, which represented approximately $583,000, or 7.0%, of our total management fee receivable at June 30, 2007, each has its own stand-alone line of credit with CIT. The loan agreements between CIT and these not-for-profit organizations permit them to use their credit facilities to pay our management fees, provided they are not in default under these facilities at the time of the payment. As of June 30, 2007, Camelot Community Care, Inc. had availability of approximately $1.6 million under its line of credit as well as $1.9 million in cash and cash equivalents and ISI had availability of approximately $464,000 under its line of credit as well as approximately $61,000 in cash and cash equivalents.

The remaining $3.0 million balance of our total management fee receivable at June 30, 2007 was due from Rio Grande including certain members of the Rio Grande behavioral health network, The ReDCo Group, Care Development of Maine, FCP, Inc., Family Preservation Community Services, Inc., the not-for-profit foster care provider formerly managed by Maple Services, LLC and Alternative Opportunities managed by WD Management.

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

The following table summarizes our insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsuance liability (Per loss with no annual aggregate limit)	Expected loss during policy year
General and professional liability (1)	April 12, 2008	$1,000,000	$486,000
Workers’ compensation liability (2)	May 15, 2008	$250,000	$1,347,000

(1)	SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.7 million and the cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2007 was approximately $370,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities. In addition, we are insured under an umbrella liability insurance policy providing additional coverage in the amount of $4.0 million per occurrence and $4.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides us with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.3 million which is ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2007 was approximately $1.3 million.

SPCIC had restricted cash of approximately $6.2 million at December 31, 2006 and June 30, 2007, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Any obligations above our reinsurance program limits are our responsibility.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. For the program year ended June 30, 2007, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $8.0 million. Effective July 1, 2007, we renewed our stop-loss umbrella policy under substantially the same terms as the prior year policy. Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $746,000 and $736,000 as of December 31, 2006 and June 30, 2007, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, we had no unrecognized tax benefits. We are not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next 12 months. We recognize interest and penalties as a component of income tax expense. We are subject to taxation in the United States and various state jurisdictions. The statute of limitations is generally three years for the United States and between eighteen months and four years for states. We are subject to the following material taxing jurisdictions: United States, Arizona, California, Maine, North Carolina, Pennsylvania, and Virginia. The tax years that remain open to examination by the United States, Maine, North Carolina and Virginia jurisdictions are years ended June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Arizona and California filings that remain open to examination are years ended June 30, 2002, June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Pennsylvania filings that remain open to examination are years ended December 31, 2004, December 31, 2005, and December 31, 2006.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, such as any statements about our confidence or strategies or our expectations about revenues, liabilities, results of operations, profitability, contracts or market opportunities, constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” and “intends” and similar expressions which are intended to identify forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate and market risk

As of June 30, 2007, we had borrowings under our revolving line of credit and acquisition term loan of approximately $7.4 million. Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with the provisions of our second amended loan agreement, we may activate an increase in the available credit under our revolving line of credit up to $25.0 million.

We have four unsecured, subordinated promissory notes outstanding at June 30, 2007 in connection with various acquisitions completed in 2004, 2005 and 2006 in the aggregate principal amount of approximately $727,000. These promissory notes bear a fixed interest rate ranging from 2.25% to 6%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 838 contracts as of June 30, 2007. Among these contracts there is a contract under which we generate a significant portion of our revenue. We generated approximately $8.3 million, or 6.7% of our revenues for the six months ended June 30, 2007, under the annual block purchase contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2007) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2007 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2007.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed other than those risk factors which are set forth below. These changes should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K, as amended below, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our international operations expose us to various risks, any number of which could harm our business.

As a result of our acquisition of WCG on August 1, 2007, we now have operations in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things:

•	economic downturns;

•	changes in or interpretations of local law, governmental policy or regulation;

•	restrictions on the transfer of funds into or out of the country;

•	varying tax systems;

•	delays from doing business with governmental agencies;

•	nationalization of foreign assets; and

•	government protectionism.

We intend to continue to evaluate opportunities to establish new operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

We operate in multiple tax jurisdictions and have recently become taxable in most of them and face the risk of double taxation if one jurisdiction does not acquiesce to the tax claims of another jurisdiction.

We currently operate in the United States and Canada and are subject to income taxes in those countries and the specific states and/or provinces where we operate. In the event one taxing jurisdiction disagrees with another taxing jurisdiction, we could experience temporary or permanent double taxation and increased professional fees to resolve taxation matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2007:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Program
Month 1:
April 1, 2007 to April 30, 2007	20,000		$25.55	20,000	537,500

Month 2:
May 1, 2007 to May 31, 2007	—			—	—

Month 3:
June 1, 2007 to June 30, 2007	2,621	(1)		—	—

Total	22,621		$25.55	20,000	537,500

(1)	The shares repurchased during June 2007 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

On February 5, 2007, the Company announced that its board of directors approved a stock repurchase program for up to one million shares of the Company’s common stock effective February 1, 2007. The Company may purchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. As of June 30, 2007, the Company spent approximately $10.9 million to purchase 462,500 shares of its common stock in the open market under this program.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in a default.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 24, 2007 for the following purposes:

a)	To elect two Class 1 directors to each serve for a three year term until the 2010 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each nominee for director was elected by a vote of the stockholders as follows:

	Total Affirmative Votes	Total Votes Withheld
Steven I. Geringer	10,767,200	26,944
Hunter Hurst, III	10,691,015	103,129

The Class 2 and Class 3 directors who were not up for re-election at this meeting and continue to serve as directors are: Fletcher Jay McCusker, Kristi L. Meints, Warren S. Rustand and Richard Singleton.

b)	To ratify the appointment of McGladrey & Pullen, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2007. The appointment of McGladrey & Pullen, LLP was ratified by the stockholders as follows:

Votes For	10,774,967
Votes Against	18,517
Abstentions	660
Broker Non-votes	—

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 9, 2007	By:	/S/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By:	/S/ MICHAEL N. DEITCH
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