Form 10-Q
period 2007-09-30
PROVIDENCE SERVICE CORP
filed 2007-11-07
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007, there were outstanding 11,723,278 shares (excluding treasury shares of 612,026) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Consolidated Balance Sheets

	December 31, 2006	September 30, 2007
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,702,730	$37,723,541
Accounts receivable - billed, net of allowance of $5.3 million and $1.2 million	36,148,148	44,720,180
Accounts receivable - unbilled	2,134,364	1,506,435
Management fee receivable	7,341,794	9,390,720
Other receivables	881,464	3,047,438
Restricted cash	2,299,733	3,236,511
Prepaid expenses and other	4,283,997	8,038,029
Notes receivable	974,643	393,198
Deferred tax assets	965,903	1,261,477

Total current assets	95,732,776	109,317,529
Property and equipment, net	2,783,651	4,044,806
Notes receivable, less current portion	739,406	895,033
Goodwill	56,656,263	64,238,552
Intangible assets, net	29,037,131	32,053,884
Restricted cash, less current portion	6,211,000	6,211,000
Other assets	1,174,654	1,412,099

Total assets	$192,334,881	$218,172,903

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,902,284	$2,702,003
Accrued expenses	21,587,743	16,262,101
Deferred revenue	790,582	1,517,735
Reinsurance liability reserve	2,986,187	4,280,277
Current portion of long-term obligations	332,379	3,750,000

Total current liabilities	28,599,175	28,512,116
Deferred tax liabilities	4,060,677	3,999,677
Long-term obligations, less current portion	618,680	15,056,180

Total liabilities	33,278,532	47,567,973
Non-controlling interest	—	7,648,946
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 12,171,127 and 12,309,804 issued and outstanding (including treasury shares)	12,171	12,310
Additional paid-in capital	141,380,761	145,250,692
Accumulated other comprehensive income (note 6)	—	896,373
Retained earnings	17,962,163	28,055,816

	159,355,095	174,215,191
Less 146,905 and 612,026 treasury shares, at cost	298,746	11,259,207

Total stockholders’ equity	159,056,349	162,955,984

Total liabilities and stockholders’ equity	$192,334,881	$218,172,903

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues:
Home and community based services	$37,152,138	$51,761,072	$106,672,463	$153,227,446
Foster care services	5,842,226	7,022,351	16,099,070	18,544,830
Management fees	4,057,104	4,951,094	13,147,299	14,729,020

	47,051,468	63,734,517	135,918,832	186,501,296

Operating expenses:
Client service expense	36,404,338	50,311,486	102,041,817	144,706,970
General and administrative expense	5,460,849	6,806,727	16,997,517	21,784,068
Depreciation and amortization	904,363	1,165,699	2,452,628	3,201,859

Total operating expenses	42,769,550	58,283,912	121,491,962	169,692,897

Operating income	4,281,918	5,450,605	14,426,870	16,808,399

Other (income) expense:
Interest expense	102,845	479,233	720,997	812,477
Interest income	(430,469)	(334,550)	(922,333)	(977,510)

Income before income taxes	4,609,542	5,305,922	14,628,206	16,973,432
Provision for income taxes	1,861,671	2,107,640	5,915,804	6,879,779

Net income	$2,747,871	$3,198,282	$8,712,402	$10,093,653

Earnings per common share:
Basic	$0.23	$0.27	$0.78	$0.86

Diluted	$0.22	$0.27	$0.76	$0.85

Weighted-average number of common shares outstanding:
Basic	12,163,022	11,654,434	11,241,294	11,689,302
Diluted	12,297,948	12,053,284	11,464,874	11,928,636

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2007
Operating activities
Net income	$8,712,402	$10,093,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	773,857	1,006,004
Amortization	1,678,771	2,195,855
Amortization of deferred financing costs	112,785	124,916
Deferred income taxes	56,445	(182,663)
Stock based compensation	289,957	1,473,447
Excess tax benefit upon exercise of stock options	(1,839,677)	(539,601)
Reserve on note receivable	—	100,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(11,671,747)	(1,262,546)
Management fee receivable	(157,491)	(2,519,866)
Other receivable	(37,326)	(2,165,262)
Reinsurance liability reserve	1,445,072	1,294,090
Prepaid expenses and other	146,713	(3,327,418)
Accounts payable and accrued expenses	(1,233,775)	(33,606)
Deferred revenue	509,925	727,153

Net cash (used in) provided by operating activities	(1,214,089)	6,984,156
Investing activities
Purchase of property and equipment	(715,583)	(1,072,326)
Acquisition of businesses, net of cash acquired	(13,566,437)	(9,225,113)
Acquisition earn out payments	—	(8,299,460)
Restricted cash for contract performance	(3,390,000)	(936,778)
Purchase of short-term investments, net	(81,090)	(236,729)
Working capital advances to third party	(195,423)	—
Collection of notes receivable	51,487	455,188

Net cash used in investing activities	(17,897,046)	(19,315,218)
Financing activities
Repurchase of common stock	—	(10,960,461)
Proceeds from common stock issued pursuant to stock option exercise	6,368,811	1,857,022
Excess tax benefit upon exercise of stock options	1,839,677	539,601
Proceeds from common stock offering, net	59,593,251	—
Proceeds from long-term debt	—	18,750,000
Repayment of long-term debt	(17,383,981)	(894,879)
Debt financing costs	(85,796)	(33,385)

Net cash provided by financing activities	50,331,962	9,257,898

Effect of exchange rate changes on cash	—	93,975

Net change in cash	31,220,827	(2,979,189)
Cash at beginning of period	8,994,243	40,702,730

Cash at end of period	$40,215,070	$37,723,541

See accompanying notes to unaudited consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of The Providence Service Corporation and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd (“WCG”) (collectively, the “Company”). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a privatization company specializing in alternatives to institutional care. The Company responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee. As of September 30, 2007, the Company operated in 35 states, the District of Columbia and British Columbia.

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

Foreign Currency Translation

The financial position and results of operations of WCG are measured using WCG’s local currency (Canadian Dollar) as the functional currency. Revenues and expenses of WCG have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. Of the Company’s total amount of property and equipment net of accumulated depreciation at September 30, 2007, approximately $2.8 million was located domestically and $1.2 million was located in Canada. Revenues from the Company’s foreign operations for the three and nine months ended September 30, 2007 approximated $4.7 million and was attributable to the operations of WCG. Revenues from the Company’s domestic operations for the three and nine months ended September 30, 2007 approximated $59.0 million and $181.8 million, respectively.

Restricted Cash

At December 31, 2006 and September 30, 2007, the Company had approximately $8.5 million and $9.4 million of restricted cash, respectively. Of the restricted cash amount at September 30, 2007, $175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations. Furthermore, at September 30, 2007, approximately $6.2 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets. The remaining balance of approximately $3.0 million at September 30, 2007 was held in escrow to fund the Company’s obligations under arrangements with various governmental agencies through the Correctional Services Business (“Correctional Services”) the Company acquired from Maximus, Inc. in October 2006.

At September 30, 2007, approximately $6.4 million of the restricted cash was held in custody by the Bank of Tucson. In addition, the cash is restricted as to withdrawal or use and is currently invested in certificates of deposit. The remaining balance of approximately $3.0 million of the restricted cash is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the nine months ended September 30, 2006 and 2007 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) and amounted to approximately $104,000 and $885,000 (net of tax of $69,000 and $616,000, respectively), respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the nine months ended September 30, 2006 and 2007, the amount of excess tax benefits resulting from the exercise of stock options was approximately $1.8 million and $540,000, respectively. These amounts are reflected as cash flows from operating and financing activities for the nine months ended September 30, 2006 and 2007 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period of three years with approximately 37% recorded as client services expense and 63% as general and administrative expense in the Company’s consolidated income statement for the nine months ended September 30, 2007.

As of September 30, 2007, there was approximately $3.7 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the nine months ended September 30, 2007 was $1.2 million.

The fair value of each stock option awarded during the nine months ended September 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula with the following assumptions:

	Nine months ended September 30,
	2006	2007
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	33.9%	34.1% -34.5%
Risk-free interest rate	5.0%	4.7% - 4.9%
Expected life of options	5	6

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

The following table summarizes the Company’s insurance coverage under its reinsurance programs:

Reinsurance program	Policy year ending	Reinsurance liability (Per loss with no annual aggregate limit)	Expected loss during policy year
General and professional liability (1)	April 12, 2008	$1,000,000	$486,000
Workers’ compensation liability (2)	May 15, 2008	$250,000	$1,347,000

(1)	SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.7 million and the cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2007 was approximately $492,000. The excess premium over the Company’s expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities. In addition, the Company is insured under an umbrella liability insurance policy providing additional coverage in the amount of $4.0 million per occurrence and $4.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides the Company with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.3 million which is ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2007 was approximately $1.4 million.

SPCIC had restricted cash of approximately $6.2 million at December 31, 2006 and September 30, 2007, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and the Company’s experience. Although management believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Any obligations above the Company’s reinsurance program limits are the responsibility of the Company.

Health Insurance

The Company offers its employees an option to participate in a self-funded health insurance program. For the program year ended June 30, 2007, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $6.7 million. Effective July 1, 2007, the Company renewed its stop-loss umbrella policy under substantially the same terms as the prior year policy except for the maximum potential liability for total claims which may change substantially depending on member enrollment. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $746,000 and $735,000 as of December 31, 2006 and September 30, 2007, respectively, was recorded in “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. The Company is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties as a component of income tax expense. The Company is subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States and between eighteen months and four years for states. The Company is subject to the following material taxing jurisdictions: United States, Arizona, California, Maine, North Carolina, Pennsylvania, and Virginia. The tax years that remain open to examination by the United States, Maine, North Carolina and Virginia jurisdictions are years ended December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Arizona and California filings that remain open to examination are years ended June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Pennsylvania filings that remain open to examination are years ended December 31, 2005, and December 31, 2006.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 159 is permitted. The Company is evaluating the effect, if any, of adopting SFAS 159 on its consolidated financial statements. The Company has not elected the fair value option for any financial instruments.

3. Other Receivables

Based on certain provisions of the Company’s loan and security agreement with CIT Healthcare LLC (“CIT”), a significant portion of the Company’s collections on accounts related to its operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under the Company’s loan and security agreement are remitted to the Company pursuant to a weekly settlement process. From time to time the Company’s reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on accounts related to the Company’s operating activities and amounts due to CIT under the Company’s loan and security agreement as of the Company’s reporting period cut-off date. As of December 31, 2006 and September 30, 2007, the amount due to the Company from CIT under this arrangement totaled approximately $828,000 and $2.3 million, respectively, and was classified as “Other receivables” in the Company’s consolidated balance sheet.

4. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2006	September 30, 2007
Prepaid payroll	$1,887,345	$1,921,033
Prepaid insurance	1,132,994	2,623,594
Prepaid rent	312,988	387,376
Prepaid taxes	40,386	2,164,012
Consulting fees receivable	500,000	—
Interest receivable	215,035	476,509
Other	195,249	465,505

Total prepaid expenses and other	$4,283,997	$8,038,029

5. Acquisitions

The following acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of these acquisitions has been allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values and may change when the final valuation of certain intangible assets and deferred taxes are determined.

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

$616,688

Currently, the above goodwill is expected to be tax deductible.

On August 1, 2007, PSC of Canada Exchange Corp. (“PSC”), a wholly-owned subsidiary of the Company, acquired all of the equity interest in WCG, a Victoria, British Columbia based workforce initiative company with operations in communities across British Columbia. The purchase price included

$10.1 million (previously reported as $9.8 million; change due to exchange rate adjustment) in cash (less certain adjustments contained in the purchase agreement) inclusive of the sellers’ investment banking fees which were reimbursed by the Company, and 287,576 exchangeable shares issued by PSC valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into unregistered shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”) beginning after December 31, 2008. This acquisition expands the Company’s workforce development service offering and extends the Company’s geographical service delivery into Canada. The cash portion of the purchase price was funded through the Company’s acquisition line of credit.

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$10,064,900
Exchangeable shares	7,648,946
Estimated costs of acquisition	639,266

$18,353,112

Allocated to:
Goodwill	$7,314,449
Intangibles	4,822,910
Working capital	5,080,449
Fixed assets	1,114,762
Other assets	20,542

$18,353,112

Currently, the above goodwill is not expected to be tax deductible.

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

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Raystown, WCG and MSO had occurred on January 1, 2006 or 2007. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2006 or 2007.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenue	$54,794,158	$65,478,233	$159,196,725	$198,987,320
Net income	$3,270,846	$3,117,854	$10,310,614	$9,533,458
Diluted earnings per share	$0.26	$0.25	$0.88	$0.78

On May 9, 2007, the Company paid approximately $7.7 million to the sellers of W.D. Management, L.L.C. (“WD Management”) under contingent consideration provisions of the associated purchase agreement. The fair value of the identifiable assets acquired in this transaction exceeded that portion of the purchase price paid by the Company before any contingency amount at the acquisition date. The Company recorded this excess fair value as a liability for contingent consideration. The fair value of the additional consideration paid to the sellers on May 9, 2007 approximated the earn out liability initially allocated at the acquisition date. Additionally, under the contingent consideration provisions of the purchase agreement, the Company may be obligated to pay additional contingent consideration in 2008 as more fully described in note 9 below. The value of any additional contingent consideration paid to the sellers will be recorded as goodwill. The goodwill amount, if any, is expected to be deductible.

Upon the final determination of the purchase price on May 29, 2007, the Company paid approximately $651,000 to the sellers of Maple Star Nevada. The fair value of the additional consideration paid to the sellers was recorded as an additional cost to acquire Maple Star Nevada.

Goodwill

Changes in goodwill were as follows:

Balance at December 31, 2006	$56,656,263
Raystown acquisition	445,025
WCG acquisition, including foreign currency translation adjustment	7,658,099
Adjustment to fair value of the assets acquired related to the correctional services business of Maximus, Inc.	(939,363)
Contingent consideration paid related to the Maple Star Nevada acquisition	569,420
Miscellaneous	(150,892)

Balance at September 30, 2007	$64,238,552

6. Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the nine months ended September 30, 2007, the Company granted a total of 139,900 ten-year options under its 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the non-employee members of its board of directors and certain key employees. The option exercise prices ranged from $21.84 to $27.12 and the options vest in equal installments on the first, second and third anniversary of the grant date. The weighted-average fair value of the options granted during the nine months ended September 30, 2007 totaled $10.75 per share.

The Company granted a total of 93,500 shares of restricted stock to certain executive officers, non-employee directors and key employees of the Company during the nine months ended September 30, 2007. These awards vest equally and at various times over the next three years. The weighted-average fair value of the restricted stock awards granted during the nine months ended September 30, 2007 totaled $25.11 per share.

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

During the nine months ended September 30, 2007, the Company issued 4,575 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan, and 92,134 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan.

In connection with the acquisition of WCG in August 2007, PSC (the Company’s wholly-owned subsidiary) issued 287,576 Exchangeable Shares. The Company recorded the value of the Exchangeable Shares issued as non-controlling interest in the accompanying consolidated balance sheet at September 30, 2007.

Other comprehensive income included foreign currency translation adjustments which amounted to $896,373 for the three and nine months ended September 30, 2007.

On February 1, 2007, the Company’s board of directors approved a stock repurchase program for up to one million shares of its common stock. The Company may purchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. During the nine months ended September 30, 2007, the Company spent approximately $10.9 million to purchase 462,500 shares of its common stock in the open market.

At December 31, 2006 and September 30, 2007, there were 12,171,127 and 12,309,804 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares at December 31, 2006 and 612,026 treasury shares at September 30, 2007) and no shares of preferred stock outstanding.

The following table reflects changes in common stock, additional paid-in capital, accumulated other comprehensive income and treasury stock for the nine months ended September 30, 2007:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 31, 2006	12,171,127	$12,171	$141,380,761	$—	146,905	$(298,746)
Stock-based compensation	—	—	1,473,447	—	—	—
Restricted stock issued	41,968	42	—	—	2,621	(73,744)
Capital contribution	—	—	9,500	—	—	—
Exercise of employee stock options	96,709	97	1,847,383	—	—	—
Excess tax benefit upon exercise of employee stock options	—	—	539,601	—	—	—
Stock repurchase	—	—	—	—	462,500	(10,886,717)
Foreign currency translation adjustment	—	—	—	896,373	—	—

Balance at September 30, 2007	12,309,804	$12,310	$145,250,692	$896,373	612,026	$(11,259,207)

7. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Numerator:
Net income	$2,747,871	$3,198,282	$8,712,402	$10,093,653
Adjustment for non-controlling interest	—	(52,326)	—	(55,486)

Net income available to common stockholders	$2,747,871	$3,145,956	$8,712,402	$10,038,167

Denominator:
Denominator for basic earnings per share—weighted-average shares	12,163,022	11,654,434	11,241,294	11,689,302
Effect of dilutive securities:
Common stock options	134,926	208,175	223,580	175,077
Effect of non-controlling interest	—	190,675	—	64,257

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	12,297,948	12,053,284	11,464,874	11,928,636

Basic earnings per share	$0.23	$0.27	$0.78	$0.86

Diluted earnings per share	$0.22	$0.27	$0.76	$0.85

The numerator for calculating basic earnings per share is reduced to arrive at net income available to common stockholders for a convertible participating security issued by a subsidiary under the two class method and then the numerator is increased to net income for calculating diluted earnings per share.

The weighted-average shares for diluted earnings per share for the three and nine months ended September 30, 2007 included 25,421 shares and 8,567 shares, respectively, anticipated to be issued to the sellers of WD Management under the earnout provisions of the associated purchase agreement. For the nine months ended September 30, 2006 and 2007, employee stock options to purchase 128,347 and 17,740 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

8. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income rate primarily due to nondeductible permanent differences such as meals, foreign taxes, and state income taxes.

9. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

In accordance with certain provisions in the purchase agreement related to the acquisition of Family Based Strategies, Inc. (“FBS”) in 2006, the Company may make an earn out payment in the second quarter of 2008 based on the financial performance of FBS over the period from March 1, 2006 to December 31, 2007. Any additional consideration will be paid in cash and the Company will record the additional consideration paid as goodwill.

In 2008, the Company will be obligated to pay to the former members of WD Management an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. When the conditions for payment under the earn out provision are met in 2008, the contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. When the earn out provision is triggered or when the Company makes any payment under the earn out provision, the Company will record any excess of the fair value of the consideration paid, issued or issuable over the contingent liability as goodwill.

The Company assumed certain liabilities in connection with its purchase of all of the assets of Correctional Services effective September 30, 2006. These liabilities include a deferred compensation liability limited to $250,000 and liabilities that may arise under any purchased asset, assigned contract or subcontract which the Company entered into simultaneously with the asset purchase agreement subject to certain limitations set forth in the asset purchase agreement.

In accordance with an earn out provision of the purchase agreement related to the acquisition of WCG, the Company may make an earn out payment up to a total of approximately CAD $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG during the period August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in additional Exchangeable Shares of PSC valued at the price of the Company’s common stock at the closing date of the transaction. If the contingency is met in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as goodwill.

On August 31, 2007, the Company’s board of directors adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for eligible employees and independent contractors of the Company or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on a Form 1099. The Deferred Compensation Plan is unfunded, and benefits are paid from the general assets of the Company. As of September 30, 2007, there were no participants.

10. Transactions with Related Parties

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was signed and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $64,000 and $171,000 for the nine months ended September 30, 2006 and 2007, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing Internal Revenue Code Section 501(c)(3) exempt organizations, nor any other Internal Revenue Code sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $276,000 and $237,000 for the nine months ended September 30, 2007 and 2006, respectively.

As part of its commitment to give back to the local communities in which it operates, the Company has provided a loan to a Tucson, Arizona based not-for-profit organization that supports and promotes public awareness of art and humanities. Mr. McCusker became a member of the not-for-profit entity’s board of directors in March 2007. The loan of $100,000 was granted in 2006 to the not-for-profit entity under a demand promissory note that bears interest equal to the prime rate in effect from time to time as quoted in the Wall Street Journal plus 1% with principal and accrued interest due upon demand. As of September 30, 2007, the entire balance of this note was reserved as uncollectible.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,200 per flight hour. For the nine months ended September 30, 2006 and 2007, the Company reimbursed Las Montanas Aviation, LLC approximately $120,000 and $117,000, respectively, for use of the airplane for business travel purposes.

11. Subsequent Events

On October 5, 2007, the Company’s wholly-owned subsidiary, Children’s Behavioral Health, Inc. (“CBH”), acquired substantially all of the assets of Family & Children’s Services, Inc. (“FCS”) located in Sharon, Pennsylvania. The purchase price consisted of approximately $8.2 million in cash and the balance in a $1.8 million subordinated promissory note. Under the terms of the promissory note, $300,000 is due six months and $1.5 million is due 30 months from the date of acquisition. This acquisition was effective October 1, 2007 and expanded the Company’s home and school based behavioral health rehabilitation services into northwestern Pennsylvania.

The cash portion of the above acquisition was funded with the Company’s operating cash and borrowings under the Company’s acquisition line of credit. This acquisition is being accounted for using the purchase method of accounting, and the results of operations will be included in the Company’s consolidated financial statements from the date of acquisition. The cost of the acquisition will be allocated to the assets and liabilities acquired upon the completion of an evaluation of its fair value. The Company has not yet compiled pro forma revenue and operating income information related to this acquisition.

On November 6, 2007, the Company signed a definitive merger agreement to acquire all of the outstanding equity of Charter LCI Corporation, the parent company of LogistiCare, Inc. (“LogistiCare”). LogistiCare, based in Atlanta, Georgia, is the nation’s largest case management provider coordinating non emergency transportation services primarily to Medicaid recipients. The purchase price in the amount of $220 million consists primarily of cash with approximately $13.9 million in LogistiCare employee stock options that are being cancelled and exchanged into the Company’s common stock. In addition, the Company may be obligated to pay additional amounts up to $40 million under an earnout provision of the merger agreement. The purchase price is expected to be paid with funds drawn down on new credit facilities and proceeds received from a private placement of the Company’s 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”). Funding for the acquisition has been committed to by CIT Capital Securities LLC through $253 million in senior secured credit facilities that include a $40 million revolver, a $173 million senior secured first lien term loan and a $40 million delayed draw term loan. The Notes will be convertible into shares of the Company’s common stock at a 32.5% premium. The net cash proceeds from the private placement of the Notes will be placed into escrow and will be released to the seller upon closing of the acquisition. The proposed acquisition is expected to close prior to December 31, 2007, subject to the satisfaction of customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2007 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2006.

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

As part of our growth strategy we have entered into the in-home tutoring, workforce development and private probation services markets and expanded our presence in existing markets through several acquisitions which were completed in 2006. During the first nine months of 2007, we further expanded our in-home counseling, school based services and workforce development service offerings through several strategic acquisitions. As of September 30, 2007, we provided services directly and through the entities we manage to nearly 71,000 clients from 346 locations in 35 states, the District of Columbia and British Columbia. Additionally, on August 1, 2007, as discussed below, we began offering our services in Canada as a result of an acquisition. Our goal is to be the provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems.

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

As of September 30, 2007, except for the addition of a foreign currency translation accounting policy (discussed below) related to the acquisition of a Canadian entity, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

The financial position and results of operations of our foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of this subsidiary are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Presently, it is our intention to reinvest the undistributed earnings of our foreign subsidiary indefinitely in foreign operations. Therefore, we are not providing for U.S. or additional foreign withholding taxes on our foreign subsidiary’s undistributed earnings. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings due to the complexities of Internal Revenue Code rules and regulations and the hypothetical nature of the calculations.

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

On August 1, 2007, PSC of Canada Exchange Corp., or PSC, our wholly-owned subsidiary, acquired all of the equity interest in WCG International Consultants Ltd., or WCG, a Victoria, British Columbia based workforce initiative company with operations in communities across British Columbia. The purchase price included $10.1 million (previously reported as $9.8 million; change due to exchange rate adjustment) in cash (less certain adjustments contained in the purchase agreement) inclusive of the sellers’ investment banking fees which were reimbursed by us and 287,576 exchangeable shares issued by PSC valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes), or Exchangeable Shares. The Exchangeable Shares are exchangeable at each shareholder’s option, for no additional consideration, into unregistered shares of our common stock on a one-for-one basis. The cash portion of the purchase price was funded through our acquisition line of credit. This acquisition expands our services beyond the United States and provides a base of multi-year contracts in Canada.

On October 5, 2007, our wholly-owned subsidiary, Children’s Behavioral Health, Inc., or CBH, acquired substantially all of the assets of Family & Children’s Services, Inc., or FCS, located in Sharon, Pennsylvania. FCS’ staff provides home and school based behavioral health rehabilitation services to adolescents under a Commonwealth of Pennsylvania Department of Public Welfare program in several counties in northwestern Pennsylvania. The purchase price consisted of approximately $8.2 million in cash and the balance in a $1.8 million subordinated promissory note. Under the terms of the promissory note, $300,000 is due six months and $1.5 million is due 30 months from the date of acquisition. The cash portion of the purchase price was funded by cash from operations and borrowings under the Company’s acquisition line of credit. This acquisition was effective October 1, 2007 and expanded our home and school based behavioral health rehabilitation services into northwestern Pennsylvania.

On November 6, 2007, we signed a definitive merger agreement to acquire all of the outstanding equity of Charter LCI Corporation, the parent company of LogistiCare, Inc. (“LogistiCare”). LogistiCare, based in Atlanta, Georgia, is the nation’s largest case management provider coordinating non emergency transportation services primarily to Medicaid recipients. The purchase price in the amount of $220 million consists primarily of cash with approximately $13.9 million in LogistiCare employee stock options that are being cancelled and exchanged into the Company’s common stock. In addition, we may be obligated to pay additional amounts up to $40 million under an earnout provision of the merger agreement. The purchase price is expected to be paid with funds drawn down on new credit facilities and proceeds received from a private placement of our 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”). Funding for the acquisition has been committed to by CIT Capital Securities LLC through $253 million in senior secured credit facilities that include a $40 million revolver, a $173 million senior secured first lien term loan and a $40 million delayed draw term loan. The Notes will be convertible into shares of our common stock at a 32.5% premium. The net cash proceeds from the private placement of the Notes will be placed into escrow and will be released to the seller upon closing of the acquisition. The proposed acquisition is expected to close prior to December 31, 2007, subject to the satisfaction of customary closing conditions.

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

Results of operations

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues:
Home and community based services	79.0%	81.2%	78.5%	82.2%
Foster care services	12.4	11.0	11.8	9.9
Management fees	8.6	7.8	9.7	7.9

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	77.4	79.0	75.1	77.6
General and administrative expense	11.6	10.7	12.5	11.7
Depreciation and amortization	1.9	1.8	1.8	1.7

Total operating expenses	90.9	91.5	89.4	91.0

Operating income	9.1	8.5	10.6	9.0

Non-operating expense:
Interest expense (income), net	(0.7)	0.2	(0.1)	(0.1)

Income before income taxes	9.8	8.3	10.7	9.1
Provision for income taxes	4.0	3.3	4.3	3.7

Net income	5.8%	5.0%	6.4%	5.4%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues

	Three months ended September 30,
			Percent change
	2006	2007
Home and community based services	$37,152,138	$51,761,072	39.3%
Foster care services	5,842,226	7,022,351	20.2%
Management fees	4,057,104	4,951,094	22.0%

Total revenue	$47,051,468	$63,734,517	35.5%

Home and community based services. The acquisition of Raystown in January 2007, WCG in August 2007, Innovative Employment Solutions, or IES, in August 2006 and the Correctional Services Business of Maximus, Inc., or Correctional Services, in October 2006 added, on an aggregate basis, approximately $7.5 million to home and community based services revenue for the three months ended September 30, 2007 as compared to the same prior year period. We added nearly 2,700 clients as a result of these acquisitions and expanded our home and community based services to include workforce development as well as entered several new markets.

Excluding the acquisition of Raystown, WCG, and the acquisitions completed in 2006, our home and community based services provided additional revenue of approximately $7.1 million for the three months ended September 30, 2007, as compared to the same period one year ago due to client volume increases in new and existing locations, and moderate rate increases for services we provide. Generally, increases in rates for services we provide are based on the cost of living index.

Foster care services. On May 1, 2007, we became the sole member of MSO, a not-for-profit organization managed by us. For the three months ended September 30, 2007, MSO contributed approximately $854,000 to foster care services revenue. Partially offsetting the increase in foster care services revenue for the three months ended September 30, 2007 as compared to the same prior year period were lower funding caps recently implemented by contracting payers and systemic changes that have led to a shorter length of stay per client and a lower number of clients eligible to receive care in certain of our foster care services markets. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $54.4 million for the three months ended September 30, 2007 as compared to $48.0 million for the same prior year period. A number of our managed entities (where our management fee is based on a percentage of their revenues) have experienced business growth through increased client volume in existing and new markets. The effects of business growth at these managed entities resulted in increased management fees revenue of approximately $1.1 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. On May 1, 2007, we became the sole member of MSO, a not-for-profit organization managed by us. As a result, we consolidate MSO for financial reporting purposes and no longer separately report management fees from this entity which partially offset increased management fees by approximately $234,000 for the three months ended September 30, 2007 compared to the same prior year period.

Operating expenses

Client service expense. Client service expense included the following for the three months ended September 30, 2006 and 2007:

	Three months ended September 30,		Percent change
	2006	2007
Payroll and related costs	$26,559,164	$35,890,270	35.1%
Purchased services	4,814,895	7,232,168	50.2%
Other operating expenses	4,982,120	7,028,849	41.1%
Stock-based compensation	48,159	160,199

Total client service expense	$36,404,338	$50,311,486	38.2%

Payroll and related costs. To support our growth, provide high quality service and meet increasing compliance requirements expected by the government agencies with which we contract to provide services, we must hire and retain employees who possess higher degrees of education, experience and licensures. As we enter new markets, we expect payroll and related costs to continue to increase. Our payroll and related costs increased for the three months ended September 30, 2007, as compared to the same prior year period, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 500 new employees in connection with the acquisition of Raystown in January 2007, WCG in August 2007, IES in August 2006 and Correctional Services in October 2006, and the consolidation of MSO in May 2007 which resulted in an increase in payroll and related costs of approximately $4.4 million in the aggregate for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract in order to optimize the quality of service we provide while managing the payroll and related costs to provide these services. Determining our staffing needs may not directly coincide with the generation of revenue as we are required at times to increase our capacity to provide services prior to starting new contracts. Sometimes we must decrease our capacity in response to budgetary constraints and changes to the eligibility requirements of the government entities that provide funding and referrals for the services we provide. Alternatively, we may lag behind in client referrals as we may have difficulty recruiting employees to service our contracts. Furthermore, acquisitions may cause fluctuations in our payroll and related costs as a percentage of revenue from period to period as we attempt to merge new operations into our service delivery system. As a percentage of revenue, payroll and related costs remained relatively constant at 56% for the three months ended September 30, 2006 and 2007.

Purchased services. In August 2007, we began providing workforce development services in Canada upon the acquisition of WCG. We subcontract with a network of partners to provide a portion of these services throughout British Columbia. In addition, we incur a variety of other support service expenses in the course of placing clients in the workforce. For the three months ended September 30, 2007, these services added approximately $1.6 million to purchased services as compared to the same prior year period. Further, increases in foster parent payments and the number of referrals requiring out-of-home placement and pharmacy and other support services under our annual block purchase contract accounted for an increase in purchased services of approximately $796,000 for the three months ended September 30, 2007 as compared to the same period one year ago. We strive to manage our purchased services costs by constantly seeking alternative treatments to costly services that we do not provide. Although we manage and provide alternative treatments to clients requiring out-of-home placements and other purchased services, we sometimes cannot control the number of referrals requiring out-of-home placement and support services under our annual block purchase contract. As a percentage of revenue, purchased services increased from 10.2% for the three months ended September 30, 2006 to 11.3% for the three months ended September 30, 2007 primarily due to the acquisition of WCG and an increase in foster parent payments during the three months ended September 30, 2007.

Other operating expenses. As a result of our organic growth during the last twelve months ended September 30, 2007, we added several new locations that contributed to an increase of approximately $2.0 million in other operating expenses for the three months ended September 30, 2007 when compared to the three months ended September 30, 2006. Also contributing to the increase in other operating expenses were increased client related expenses under new contracts in California and as a result of the addition of workforce development services in Pennsylvania. The acquisitions of Raystown in January 2007, WCG in August 2007, IES in August 2006 and Correctional Services in October 2006 and the consolidation of MSO in May 2007 added approximately $2.2 million to other operating expenses for the three months ended September 30, 2007. As a percentage of revenue other operating expenses increased from 10.6% to 11.0% from the 2006 period to the 2007 period primarily due to our organic growth rate and additional client related expenses.

Stock-based compensation. Stock-based compensation of approximately $160,000 for the three months ended September 30, 2007, represents the amortization of the fair value of stock options and stock grants awarded to executive officers, directors and employees in 2006 and 2007 under our 2006 Long-Term Incentive Plan. For the three month period ended September 30, 2006, a minimal amount of stock-based compensation expense was recognized as we were beginning to grant awards under the 2006 Long-Term Incentive Plan which was approved by our stockholders in May 2006. All equity awards outstanding prior to 2006 were fully vested.

General and administrative expense.

Three months ended September 30,		Percent change
2006	2007
$ 5,460,849	$6,806,727	24.6%

The addition of corporate staff to adequately support our growth and provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $411,000 of corporate administrative expenses for the three months ended September 30, 2007 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were stock-based compensation and accounting related fees. Partially offsetting the increase in general and administrative expense was an adjustment to our employee medical and dental benefits to recognize the excess medical claims paid by us over the medical insurance liability contractual cap for the medical plan year ended June 30, 2007. In addition, as a result of our growth during the twelve months ended September 30, 2007, rent and facilities management increased $943,000 for the three months ended September 30, 2007 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 11.6% to 10.7% from period to period primarily due to our revenue growth rate and leverage of corporate costs.

Depreciation and amortization.

Three months ended September 30,		Percent change
2006	2007
$ 904,363	$1,165,699	28.9%

The increase in depreciation and amortization from period to period primarily resulted from the increased depreciation expense due to the addition of software and computer equipment during the last twelve months and amortization of customer relationships related to the acquisitions of IES in August 2006, Correctional Services in October 2006 and WCG in August 2007. As a percentage of revenues, depreciation and amortization decreased from 1.9% to 1.8% from the 2006 period to the 2007 period.

Non-operating (income) expense

Interest expense. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the follow-on offering of our common stock that was completed on April 17, 2006. Due to the level of acquisition activity we have engaged in over the last twelve months, our long-term debt obligations have increased. As a result, interest expense for the three months ended September 30, 2007 was higher than that for the three months ended September 30, 2006 due to a higher level of debt for the three months ended September 30, 2007 as compared to the same current year period.

Interest income. The decrease in interest income for the three months ended September 30, 2007 as compared to the same prior year period resulted from a lower level of funds earning interest as we have used funds previously deposited in interest bearing accounts to acquire other businesses and to fund the repurchase of our common stock on the open market during the last twelve months.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.5%. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues

	Nine months ended September 30,		Percent change
	2006	2007
Home and community based services	$106,672,463	$153,227,446	43.6%
Foster care services	16,099,070	18,544,830	15.2%
Management fees	13,147,299	14,729,020	12.0%

Total revenue	$135,918,832	$186,501,296	37.2%

Home and community based services. The acquisition of Raystown in January 2007, WCG in August 2007, A to Z In-Home Tutoring, LLC, or A to Z, and Family Based Strategies, Inc, or FBS, in February 2006, IES in August 2006 and Correctional Services in October 2006 added, on an aggregate basis, approximately $19.7 million to home and community based services revenue for the nine months ended September 30, 2007 as compared to the same prior year period.

Excluding the acquisition of Raystown, WCG, and the acquisitions completed in 2006, our home and community based services provided additional revenue of approximately $26.9 million for the nine months ended September 30, 2007, as compared to the same period one year ago due to client volume increases in new and existing locations, and moderate rate increases for services we provide. Generally, increases in rates for services we provide are based on the cost of living index.

Foster care services. Our cross-selling and recruiting efforts along with the operations of MSO that we consolidated effective May 1, 2007 (as noted above) resulted in an increase in foster care services revenue of approximately $1.4 million for the nine months ended September 30, 2007 as compared to the prior year nine month period. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $165.1 million for the nine months ended September 30, 2007 as compared to $137.2 million for the same prior year period. The combined effects of business growth and the addition of a management agreement acquired in connection with the acquisition of WD Management in April 2006 added approximately $3.1 million in additional management fees revenue for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Effective July 1, 2006, the managed entities that previously participated in our self-funded health insurance programs obtained separate health insurance policies which partially offset the increase in management fees revenue for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 by approximately $891,000. In addition, no consulting fee revenue was earned for the nine months ended September 30, 2007, which further offset the increase in management fees revenue for the first nine months of 2007 by approximately $614,000 as compared to the same period one ago.

Operating expenses

Client service expense. Client service expense included the following for the nine months ended September 30, 2006 and 2007:

	Nine months ended September 30,		Percent change
	2006	2007
Payroll and related costs	$75,394,794	$106,725,480	41.6%
Purchased services	14,057,485	17,369,255	23.6%
Other operating expenses	12,534,327	20,063,212	60.1%
Stock-based compensation	55,211	549,023

Total client service expense	$102,041,817	$144,706,970	41.8%

Payroll and related costs. Our payroll and related costs increased for the nine months ended September 30, 2007, as compared to the same prior year period, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 600 new employees in connection with the acquisition of Raystown in January 2007, WCG in August 2007, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006, and the consolidation of MSO in May 2007 which resulted in an increase in payroll and related costs of approximately $12.5 million in the aggregate for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. As a percentage of revenue, payroll and related costs increased from 55.5% for the nine months ended September 30, 2006 to 57.2% for the nine months ended September 30, 2007 due to the rate at which we have increased our capacity to provide services under existing and new contracts.

Purchased services. We subcontract with a network of partners to provide a portion of the workforce development services we provide throughout British Columbia since acquiring WCG in August 2007. In addition, we incur a variety of other support service expenses in the course of placing clients in the workforce. For the nine months ended September 30, 2007, these services added approximately $1.6 million to purchased services as compared to the same prior year period. Additionally, increases in foster parent payments and the number of referrals requiring out-of-home placement under our annual block purchase contract accounted for the increase in purchased services for the nine months ended September 30, 2007 as compared to the same period one year ago. As a percentage of revenue, purchased services decreased from 10.3% for the nine months ended September 30, 2006 to 9.3% for the nine months ended September 30, 2007 primarily due to our revenue growth rate and a decrease in the number of referrals requiring support services under our annual block purchase contract during the nine months ended September 30, 2007.

Other operating expenses. As a result of our organic growth during the last twelve months ended September 30, 2007, we added several new locations that contributed to an increase of approximately $3.0 million in other operating expenses for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. In addition, client related expenses have increased under new contracts in California, and as a result of the addition of workforce development services in Pennsylvania. The acquisition of Raystown in January 2007, WCG in August 2007, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006, and the consolidation of MSO in May 2007 added approximately $4.5 million to other operating expenses for the nine months ended September 30, 2007. As a percentage of revenue other operating expenses increased from 9.2% to 10.8% from the 2006 period to the 2007 period primarily due to the addition of new locations resulting from our organic growth and additional client related expenses.

Stock-based compensation. Stock-based compensation of approximately $549,000 for the nine months ended September 30, 2007, represents the amortization of the fair value of stock options and stock grants awarded to executive officers, directors and employees in 2006 and 2007 under our 2006 Long-Term Incentive Plan. For the nine month period ended September 30, 2006, a minimal amount of stock-based compensation expense was recognized as we were beginning to grant awards under the 2006 Long-Term Incentive Plan which was approved by our stockholders in May 2006. All equity awards outstanding prior to 2006 were fully vested.

General and administrative expense.

Nine months ended September 30,		Percent change
2006	2007
$16,997,517	$21,784,068	28.2%

The addition of corporate staff to adequately support our growth and provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $2.3 million of corporate administrative expenses for the nine months ended September 30, 2007 as compared to the same prior year period. Also contributing to the increase in general and administrative expense were stock-based compensation, expenses related to bidding on new contracts and accounting related expense. Partially offsetting the increase in general and administrative expense were adjustments to our employee medical and dental benefits to recognize the excess medical claims paid by us over the medical insurance liability contractual cap for the medical plan year ended June 30, 2007, and to our workers’ compensation and general and professional liability to reduce our liability accrual based on updated actuarial estimates. In addition, as a result of our growth during the twelve months ended September 30, 2007, rent and facilities management increased $2.5 million for the nine months ended September 30, 2007 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 12.5% to 11.7% from the 2006 period to the 2007 period due to our revenue growth rate.

Depreciation and amortization.

Nine months ended September 30,		Percent change
2006	2007
$2,452,628	$3,201,859	30.5%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of the fair value of the acquired management agreement related to WD Management. Also contributing to the increase in depreciation and amortization was the amortization of customer relationships related to the acquisition of A to Z and FBS in February 2006, IES in August 2006, Correctional Services in October 2006 and WCG in August 2007, and increased depreciation expense due to the addition of software and computer equipment during the last twelve months. As a percentage of revenues, depreciation and amortization remained constant at approximately 1.7% from period to period.

Non-operating (income) expense

Interest expense. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT out of the net proceeds from the follow-on offering of our common stock that was completed on April 17, 2006. Due to the level of acquisition activity we have engaged in over the last twelve months, our long-term debt obligations have increased. As a result, interest expense for the nine months ended September 30, 2007 was higher than that for the nine months ended September 30, 2006 due to a higher level of debt for the nine months ended September 30, 2007 as compared to the same current year period.

Interest income. The increase in interest income for the nine months ended September 30, 2007 as compared to the same prior year period resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.5%. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes.

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

Liquidity and capital resources

Sources of cash for the nine months ended September 30, 2007 were from operations, proceeds from long-term debt and cash received upon exercise of stock options. Our balance of cash and cash equivalents was approximately $37.7 million at September 30, 2007, down from $40.7 million at December 31, 2006. The decrease was primarily due to the purchase of our common stock in the amount of approximately $10.9 million pursuant to the stock repurchase program approved by our board of directors in February 2007 and acquisition activity during the nine months ended September 30, 2007. At September 30, 2007 and December 31, 2006, our total debt was approximately $18.8 million and $951,000, respectively.

Cash flows

Operating activities. Net income of approximately $10.1 million plus non-cash depreciation, amortization and stock-based compensation of approximately $4.3 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $3.8 million during the nine months ended September 30, 2007. The growth of our billed and unbilled accounts receivable during the nine months ended September 30, 2007 was mostly due to our revenue growth and the timing of collections.

Net cash flow from operating activities totaled approximately $7.0 million net of $3.4 million related to decreased accounts payable and accrued expenses, and an increase in prepaid expenses primarily for workers’ compensation and general and professional liability insurance premiums, and taxes at September 30, 2007. An increase in other receivables related to our lockbox agreement with CIT (as more fully described below under the heading “Obligations and commitments”) resulted in a decrease in cash from operations of $2.2 million. Increases in the reinsurance liability reserves related to our reinsurance programs and revenue deferred under our annual block purchase agreement in Arizona resulted in an increase in cash flow from operations of approximately $2.0 million.

Investing activities. Net cash used in investing activities totaled approximately $19.3 million for the nine months ended September 30, 2007, and included payments made to the sellers of WD Management and Maple Star Nevada in the amount of approximately $7.7 million and $569,000, respectively, under earn out provisions in the related purchase agreements. Further, the purchase price and associated acquisition costs in the aggregate amount of approximately $9.2 million related to the acquisition of Raystown and WCG resulted in an increase in cash used in investing activities. An increase in restricted cash of approximately $937,000 related to the collection activities of the Correctional Services Business acquired in October 2006 resulted in additional cash used in investing activities. We spent approximately $1.1 million for property and equipment and we collected approximately $455,000 on outstanding notes receivable during the first nine months of 2007. Further, we invested approximately $237,000 in certificates of deposits related to the activities of our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC.

Financing activities. Net cash provided by financing activities totaled approximately $9.3 million for the nine months ended September 30, 2007 primarily due to proceeds from our acquisition term loan of approximately $18.8 million to fund our acquisition activity and obligation to the sellers of WD Management and Maple Star Nevada under an earn out provision of the related purchase agreements. We spent approximately $11.0 million to purchase 462,500 shares of our common stock in the open market during the nine months ended September 30, 2007 under a stock repurchase program approved by our board of directors in February 2007. In addition, we repaid approximately $895,000 of long-term debt. Additionally, we received proceeds of approximately $2.4 million from the sale of our common stock pursuant to the exercise of stock options during the nine months ended September 30, 2007, including the benefit of the tax deduction in excess of the compensation costs recognized of approximately $540,000.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG during the first nine months of 2007 was an increase to cash of approximately $94,000.

Obligations and commitments

Credit facility. Our second amended loan agreement with CIT provides for a revolving line of credit and an acquisition term loan from which we may borrow up to $25.0 million under each instrument subject to certain conditions. The amount we may borrow under the revolving line of credit is subject to the availability of a sufficient amount of eligible accounts receivable at the time of borrowing. Advances under the acquisition term loan are subject to CIT’s approval and are payable in consecutive monthly installments as determined under the second amended loan agreement. At September 30, 2007, borrowings under the revolving line of credit and acquisition term loan totaled approximately $18.2 million.

Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In addition, we are subject to a 0.5% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rates applied to our revolving line of credit and acquisition term loan at September 30, 2007 were 8.9% and 9.1%, respectively.

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

Based on certain provisions of our loan and security agreement with CIT, a significant portion our collections on account related to our operating activities are swept into lockbox accounts to insure payment of outstanding obligations to CIT. Any amounts so collected which exceed amounts due CIT under our loan and security agreement are remitted to us pursuant to a weekly settlement process. From time to time our reporting period cut-off date falls between settlement dates with CIT resulting in a receivable from CIT in an amount equal to the excess of collections on account related to our operating activities and amounts due CIT under our loan and security agreement as of our reporting period cut-off date. As of December 31, 2006 and September 30, 2007, the amount due us from CIT under this arrangement totaled approximately $828,000 and $2.3 million, respectively.

We are required to maintain certain financial covenants under the second amended loan agreement. In addition, we are prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

At December 31, 2006 and September 30, 2007, our available credit under the revolving line of credit was $17.3 million and $8.6 million, respectively.

Promissory notes. We have one unsecured, subordinated promissory note outstanding at September 30, 2007 in connection with an acquisition completed in 2005 in the principal amount of approximately $619,000. This promissory note bears a fixed interest rate of 5% and is due in June 2010.

Failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory note issued to the sellers in connection with the acquisition completed in 2005, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory note, the unpaid principal and any accrued and unpaid interest may become due immediately. In such event, a cross default could be triggered under the second amended loan agreement with CIT. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

Contingent obligations. In 2005, we entered into and closed on a purchase agreement to acquire all of the equity interest in Maple Star Nevada. On May 29, 2007, the final purchase price was determined and agreed upon by us and the seller resulting in an additional payment of $651,000 in cash which was paid by us to the seller on that day. We recorded the fair value of the consideration paid as goodwill.

We may be obligated to pay, in the second fiscal quarter of 2008, an additional amount under an earn out provision as such term is defined in the purchase agreement related to the purchase of FBS. If the earn out provision is met, the contingent consideration will be paid in cash.

In 2008, we will be obligated to pay to the former members of WD Management an additional amount under an earn out provision pursuant to a formula specified in the purchase agreement that is based upon the future financial performance of WD Management. When the conditions for payment under the earn out provision are met in 2008, the contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. This provision also applied to the earn out due in 2007 pursuant to which we paid an additional $7.7 million on May 9, 2007.

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

In accordance with an earn out provision of the purchase agreement related to the purchase of WCG, we may make an earn out payment up to approximately CAD $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG during the period August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in additional Exchangeable Shares of PSC valued at the price of our common stock at the closing date of the transaction.

When and if the earn out provision is triggered and paid under the purchase agreement with respect to FBS, WD Management and WCG, we will record the fair value of the consideration paid, issued or issuable as goodwill.

On August 31, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the “Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on a Form 1099. The Deferred Compensation Plan is unfunded, and benefits are paid from our general assets. As of September 30, 2007, there were no participants.

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. The not-for-profit social service organizations managed by us that qualify under Section 501(c)(3) of the Internal Revenue Code, referred to as a 501(c)(3) entity, each maintain a board of directors, a majority of which are independent. All economic decisions by the board of any 501(c)(3) entity that affect us are made solely by the independent board members. Our management agreements with each 501(c)(3) entity are typically subject to third party fairness opinions from an independent appraiser retained by the independent board members of the tax exempt organizations.

Management fees generated under our management agreements represented 8.6% and 7.8% of our revenue for the nine months ended September 30, 2006 and 2007, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services which generally includes selecting and employing the senior operations management personnel.

Management fee receivable at December 31, 2006 and September 30, 2007 totaled $7.3 million and $9.4 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of September 30, and December 31, 2006, March 31, June 30, and September 30, 2007:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2006	$1,429,955	$1,256,061	$994,804	$2,482,515	$730,919
December 31, 2006	$1,655,203	$1,295,411	$1,220,724	$2,492,474	$677,982
March 31, 2007	$1,538,890	$1,390,293	$1,362,107	$2,699,757	$1,027,936
June 30, 2007	$1,501,213	$1,373,192	$1,373,243	$2,496,944	$1,600,622
September 30, 2007	$1,559,969	$1,554,221	$1,514,418	$2,608,016	$2,154,096

Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable.

Our days sales outstanding for our managed entities increased from 152 days at December 31, 2006 to 177 days at September 30, 2007.

Camelot Community Care, Inc. which represented approximately $4.9 million, or 52.2%, of our total management fee receivable at September 30, 2007 has its own stand-alone line of credit with CIT. The loan agreement between CIT and this not-for-profit organization permits them to use their credit facility to pay our management fees, provided they are not in default under the facility at the time of the payment. As of September 30, 2007, Camelot Community Care, Inc. had availability of approximately $1.1 million under its line of credit as well as $2.5 million in cash and cash equivalents.

The remaining $4.5 million balance of our total management fee receivable at September 30, 2007 was due from Intervention Services, Inc., Rio Grande including certain members of the Rio Grande behavioral health network, The ReDCo Group, Care Development of Maine, FCP, Inc., Family Preservation Community Services, Inc., the not-for-profit foster care provider formerly managed by Maple Services, LLC, and Alternative Opportunities managed by WD Management.

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

The following table summarizes the insurance coverage under our reinsurance programs:

Reinsurance program	Policy year ending	Reinsuance liability (Per loss with no annual aggregate limit)	Expected loss during policy year
General and professional liability (1)	April 12, 2008	$1,000,000	$486,000
Workers’ compensation liability (2)	May 15, 2008	$250,000	$1,347,000

(1)	SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premium for this policy is approximately $1.7 million and the cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2007 was approximately $492,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities. In addition, we are insured under an umbrella liability insurance policy providing additional coverage in the amount of $4.0 million per occurrence and $4.0 million in the aggregate in excess of the policy limits of the general and professional liability policy.
(2)	SPCIC reinsures a third-party insurer for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides us with a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy is approximately $1.3 million which is ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2007 was approximately $1.4 million.

SPCIC had restricted cash of approximately $6.2 million at December 31, 2006 and September 30, 2007, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Any obligations above our reinsurance program limits are our responsibility.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. For the program year ended June 30, 2007, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total claims up to $6.7 million. Effective July 1, 2007, we renewed our stop-loss umbrella policy under substantially the same terms as the prior year policy except for the maximum potential liability for total claims which may change substantially depending on member enrollment. Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $746,000 and $735,000 as of December 31, 2006 and September 30, 2007, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, we had no unrecognized tax benefits. We are not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next 12 months. We recognize interest and penalties as a component of income tax expense. We are subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States and between eighteen months and four years for states. We are subject to the following material taxing jurisdictions: United States, Arizona, California, Maine, North Carolina, Pennsylvania, and Virginia. The tax years that remain open to examination by the United States, Maine, North Carolina and Virginia jurisdictions are years ended December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Arizona and California filings that remain open to examination are years ended June 30, 2003, December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Pennsylvania filings that remain open to examination are years ended December 31, 2005, and December 31, 2006.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 159 is permitted. We are evaluating the effect, if any, of adopting SFAS 159 on our consolidated financial statements. We have not elected the fair value option for any financial instruments.

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

Foreign currency translation

Effective August 1, 2007, we began conducting business in Canada through our wholly-owned subsidiary WCG, and as such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We believe that the impact of currency fluctuations does not represent a significant risk to us given the size and scope of our current international operations. Therefore, we do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

Interest rate and market risk

As of September 30, 2007, we had borrowings under our revolving line of credit and acquisition term loan of approximately $18.2 million. Borrowings under the second amended loan agreement bear interest at a rate equal to the sum of the annual rate in effect in the London Interbank market, or LIBOR, applicable to one month deposits of U.S. dollars on the business day preceding the date of determination plus 3.5%–4.0% in the case of the revolving line of credit and 4.0%–4.5% in the case of the acquisition term loan subject to certain adjustments based upon our debt service coverage ratio. In accordance with the provisions of our second amended loan agreement, we may activate an increase in the available credit under our revolving line of credit up to $25.0 million.

We have one unsecured, subordinated promissory note outstanding at September 30, 2007 in connection with an acquisition completed in 2005 in the principal amount of approximately $619,000. This promissory note bears a fixed interest rate of 5%.

We have not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 773 contracts as of September 30, 2007. Among these contracts there is a contract under which we generate a significant portion of our revenue. We generated approximately $12.5 million, or 6.7% of our revenues for the nine months ended September 30, 2007, under the annual block purchase contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2007) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2007 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2007.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number		Description

2.1	(1)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.1	(2)	Providence Service Corporation Deferred Compensation Plan.

10.2	(2)	Adoption Agreement related to the Providence Service Corporation Deferred Compensation Plan.

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(2)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 6, 2007	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1	(1)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.1	(2)	Providence Service Corporation Deferred Compensation Plan.

10.2	(2)	Adoption Agreement related to the Providence Service Corporation Deferred Compensation Plan.

31.1		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2		Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(2)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.