Form 10-K
period 2007-12-31
PROVIDENCE SERVICE CORP
filed 2008-03-14
CIK 1220754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer

☒ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)

☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was $305 million.

As of March 12, 2008, there were outstanding 12,161,445 shares (excluding treasury shares of 612,026) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2007, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Development of our business

We provide and manage government sponsored social services and non-emergency transportation services. With respect to our social services our counselors, social workers and behavioral health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the social services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. With respect to non-emergency transportation services, we manage and arrange for client transportation to health care related facilities and services for state or regional Medicaid agencies, health maintenance organizations, or HMO’s, and commercial insurers. We do not own or operate any hospitals, residential treatment centers or group homes. Instead, we provide social services primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life.

Our social services revenue is derived from our provider contracts with state and local government agencies and government intermediaries, HMO’s, commercial insurers, and our management contracts with not-for-profit social services organizations. The government entities that pay for our social services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of our provider contracts for social services, we are paid an hourly fee. Under some of our provider contracts, however, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. Where we contract to manage the operations of not-for-profit social services organizations, we receive management fees based on a percentage of revenues of the managed entity or a predetermined fee. Where we provide management services for non-emergency transportation, we contract with either state or regional Medicaid agencies, local governments, or private managed care companies. Most of our contracts for non-emergency transportation management services are capitated (i.e. our compensation is based on a per member per month payment for each eligible member). For a majority of our contracts we do not direct bill our payers for non-emergency transportation services as our revenue is based on covered lives. Our special needs school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis.

When we formed our business as a Delaware corporation in 1996, most government social services were delivered directly by governments in institutional settings such as psychiatric hospitals, residential treatment centers or group homes. We recognized that social services could be delivered more economically and effectively in a home or community based setting. Additionally, we anticipated that payers would increasingly seek to privatize the provision of these social services in order to reduce costs and provide quality social services to an increasing number of recipients. Based on this outlook, we developed a system for delivering these services that is less costly and, we believe, more effective than the traditional social services delivery system.

During our first year of operations, we acquired Parents and Children Together, Inc. (now known as Providence of Arizona, Inc.) and Family Preservation Services, Inc., which provided the foundation upon which our business was built. From 2002 to 2006 we completed the following acquisitions which broadened our home based and foster care platform and expanded our reach into many new states:

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

2006
• A to Z In-Home Tutoring, LLC

• Family Based Strategies, Inc.

• W. D. Management, L.L.C.

• Innovative Employment Solutions

• Correctional Services Business of Maximus, Inc.

Since December 31, 2006, we have completed and integrated the following additional strategic acquisitions, for an aggregate purchase price of approximately $259.1 million:

•

Effective January 1, 2007, we acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown Development Services, Inc., or Raystown. The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash totaling $500,000. The purchase price was primarily funded from our operating cash. This acquisition further expanded our home and community based services in Pennsylvania.

•

On August 1, 2007, PSC of Canada Exchange Corp., or PSC, our subsidiary, acquired all of the equity interest in WCG International Consultants Ltd., or WCG, a Victoria, British Columbia based workforce initiative company with operations in communities across British Columbia. The purchase price included $10.1 million in cash (less certain adjustments contained in the purchase agreement) and the sellers’ investment banking fees which were reimbursed by us and 287,576 exchangeable shares issued by PSC valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes), or Exchangeable Shares. The Exchangeable Shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of our common stock on a one-for-one basis. The cash portion of the purchase price was funded through our acquisition line of credit. This acquisition expanded our workforce development services beyond the United States and provided a base of multi-year contracts in Canada.

•

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

Under the terms of the promissory note, $300,000 is due six months and $1.5 million is due 30 months from the date of acquisition. The cash portion of the purchase price was funded by cash from operations and borrowings under our acquisition line of credit. This acquisition expanded our home and school based behavioral health rehabilitation services into northwestern Pennsylvania.

•

Effective December 7, 2007, we acquired all of the outstanding equity of Charter LCI Corporation, or Charter LCI, the parent company of LogistiCare, Inc., or LogistiCare. LogistiCare, based in College Park, Georgia, is the nation’s largest case management provider coordinating non-emergency transportation services primarily to Medicaid recipients. The purchase price in the amount of $220 million consisted primarily of cash and 418,952 shares of our common stock valued at approximately $13.2 million in accordance with the provisions of the purchase agreement ($12.3 million for accounting purposes). These shares were issued in exchange for the cancellation of LogistiCare employee stock options. In addition, we may be obligated to pay additional amounts up to $40 million under an earnout provision contained in the merger agreement. The purchase price was paid with funds drawn down on a new credit facility and proceeds received from a private placement of our 6.5% Convertible Senior Subordinated Notes due 2014, or the Notes. The Notes will be convertible into shares of our common stock at an initial conversion rate of 23.982 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion rate of $41.698 per share of common stock. The initial conversion rate is subject to adjustment in certain events. The new credit agreement with CIT Capital Securities LLC provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility. We borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price of this acquisition; (ii) refinance certain existing indebtedness; and (iii) pay fees and expenses related to this acquisition and the financing thereof. By adding non-emergency transportation services to our service offering, we are able to focus on better managing the front end of the Medicaid service delivery system ultimately saving government payers money through combined transportation case management services and home based social services.

We entered Canada in August 2007 with the acquisition of WCG. This acquisition enhances our workforce development services and presents opportunities for us to offer home and community based and foster care services in Canada. In addition, in 2007 we expanded our continuum of services to include the management of non-emergency transportation services with the acquisition of LogistiCare. We believe that by entering into the Canadian market and expanding our continuum of services to include non-emergency transportation services we are a leading provider of non-institutional social services and non-emergency transportation services, offering a broad continuum of government sponsored care primarily to Medicaid eligible beneficiaries throughout the United States and Canada. Since our inception, we have grown from 1,333 clients served in a single state to over 76,000 clients served either directly or through our managed entities. Additionally, 7.2 million individuals are eligible to receive services under our non-emergency transportation services contracts. We operate from 410 locations in 38 states, the District of Columbia and British Columbia as of December 31, 2007.

Financial information about our segments

We operate in two segments: Social Services and Non-Emergency Transportation Services, or NET Services. Information on revenues from external payers, profits, total assets and other financial information for each segment is included in Note 9 of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference.

Description of our business

Social Services

Services offered.    We provide home and community based services, foster care and provider management services, directly and through entities we manage. The following describes such services:

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

Revenue and payers.    Substantially all of our revenue related to our Social Services operating segment is derived from contracts with state or local government agencies, government intermediaries or the not-for-profit social services organizations we manage.

A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable pursuant to a fixed monthly fee. Approximately 61.8%, 68.2% and 71.9% of our Social Services operating segment revenue for the fiscal years ended December 31, 2005, 2006 and 2007 was related to fee-for-service arrangements. A significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations). Additionally, these contracts permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

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

Our cost reports are routinely audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 16.2%, 13.0% and 13.7% of our Social Services operating segment revenue for the years ended December 31, 2005, 2006 and 2007.

We provide services under one annual block purchase contract in Arizona with The Community Partnership of Southern Arizona. We are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. We are obliged to provide services only to those clients with a demonstrated medical necessity. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. Our revenues under the annual block contract represented 12.1%, 9.5% and 6.7% of our Social Services operating segment revenue for the years ended December 31, 2005, 2006 and 2007.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships, or providing administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 8.3%, 8.3% and 7.5% of our Social Services operating segment revenue for the years ended December 31, 2005, 2006 and 2007.

We are self-insured with regard to a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by us under reinsurance programs through our wholly-owned captive insurance subsidiary. We offered health insurance coverage to employees of certain entities we manage under our self-funded health insurance program through June 2006. In exchange for this liability coverage we received a reimbursement equal to the pro-rata share of the participating managed entities’ costs related to our reinsurance and self-funded health insurance programs. We recorded amounts received from these managed entities as management fees revenue. Revenues related to these arrangements for the years ended December 31, 2005, 2006 and 2007 represented less than 1.0 % of our social services revenue.

Historically, we entered into short-term consulting agreements with several other social services providers, pursuant to which we were retained to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services. In exchange for these services, we received a fixed fee that was either payable upon completion of the services or on a monthly basis. Fees earned pursuant to our consulting agreements were accounted for as management fees revenue and represented less than 1.0% of our social services revenue for the years ended December 31, 2005, 2006 and 2007.

Seasonality.    Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our Social Services business, principally due to lower client demand for our home and community based services during the holiday and summer seasons. As we have grown our home and community based services business, our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. Moreover, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers.

Competition.    The social services industry is a highly fragmented industry. We compete for clients with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. On a national level, there are very few organizations that compete for local, county and state contracts to provide the types of services we offer. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in certain markets for foster care services. Many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc., Psychiatric Solutions, Inc. and The Devereaux Foundation. While we believe that we compete on the basis of price and quality, many of our competitors have greater financial, technical, political and marketing resources, name recognition, and a larger number of clients and payers than we do. In addition, some of these organizations offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

Sales and marketing.    Substantially all of our marketing is performed at the local and regional level. Through our local and regional managers, we have successfully developed and maintained extensive relationships with various payers. These relationships allow us to develop leads on new business, cross-sell our other services to existing payers and negotiate payer contracts. A significant portion of our business is procured in this manner. We also seek to market our services to payers in geographical areas contiguous to existing markets and in which we believe our reputation as a low cost quality service provider will enhance our ability to compete for and win business. We are regularly requested to respond to requests for proposals, or RFPs. Additionally, we subscribe to a service that keeps us informed of and tracks on a national basis RFPs for privatization of social services. We selectively choose the RFPs to which we respond based upon whether our reputation enhances our ability to compete or if the RFP presents a unique opportunity to develop a new service offering.

NET Services

Services offered.    As a result of our acquisition of LogistiCare, we are the preferred provider of non-emergency transportation management servicing clients under more than 75 contracts in 17 states and the

District of Columbia. We provide responsive and innovative solutions for a client’s transportation needs through centralized call processing, development and management of transportation networks and through the use of proprietary technologies. Our current payers include state Medicaid programs, but also metropolitan transit organizations, HMO’s, and commercial insurers.

We provide services to a wide variety of people with varying needs. Our clients are Medicaid recipients, members of the disability community, and senior citizens. Non-emergency transportation services are provided to individuals with limited mobility, people with limited means of transportation, and patients with disabilities that prevent them from using conventional methods of transportation. The majority of our programs provide Medicaid non-emergency transportation services to eligible beneficiaries. Utilization rates and vehicle choice differ for every patient depending on the severity of the individual’s condition, the level of an individual’s needs that must be met and the location of the individual relative to the final destination, and other available transportation systems. We also provide services to special needs students, whom are fragile, mentally ill children who cannot commute to school via traditional mainstream transportation and/or need to be taken out of school for therapy. Additionally, we are a leading provider in the new market for transportation services to Medicare-eligible senior citizens under a new Centers for Medicare & Medicaid Services pilot program.

We are a transportation logistics manager, matching vendor services with client needs. We utilize a proprietary information technology platform and operational processes to manage services by outsourcing to a network of local third party transportation providers. We typically do not provide direct transportation to end users. Rather, to fulfill requests under our contracts, we subcontract with local van, cab and ambulance companies. We receive transportation requests from clients and arrange for the least costly and most effective transportation. Transportation requests are received at one of 11 regional call centers and appropriate local transportation providers are assigned. These decisions are aided by our proprietary logistics software. After we assign an appropriate transportation provider to our client we carefully monitor the transportation service provided to ensure that the client transport was completed before we pay the transportation vendor. We do not pay for services if the client does not show up for transport or if the transport was not completed. A majority of the requests for transportation are standing orders, mostly for patients who require frequent, recurring services, such as dialysis treatment. Other transportation requests are required to be scheduled with 48 to 72 hour advance notice, with a small number of requests scheduled on the same day.

We subcontract with a number of diverse, small, local companies in order to provide superior coverage in both urban and rural areas. In each region that we serve, we actively manage a network of local transportation providers, thoroughly screening and credentialing providers initially and then monitoring performance thereafter. Each of our state operations uses multiple transportation providers in our network, with an average provider fleet size of less than 10 vehicles. In order to ensure compliance and safety quality standards for all third party transportation providers, we perform an extensive credentialing process on all prospective vendors. Prospective and current third party transportation providers must meet minimum standards set by us and our payers. Our minimum standards applied to third party transportation providers include: (i) successful completion of criminal and driving record checks, drug testing and all required training; (ii) ability to receive trip reservations via fax or modem; (iii) provider owned or leased vehicles that are equipped with a two-way communication system, and have various safety equipment; and (iv) insurance coverage that complies with federal and/or state statutory requirements. After the third party transportation provider is approved, we conduct ongoing provider and performance standard reviews including staff training, field audits and an operations orientation. We contract with third party transportation providers for trips on a per completed trip flat rate basis. Our subcontracts do not contain volume guarantees and can be cancelled with or without cause given 45 days notice.

Revenue and payers.    We contract primarily with state and local government entities, HMO’s and commercial insurers. Approximately 91% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. These contracts are generally structured with per member per month rates and have renegotiation or price increase triggers. Typical payer contracts cover three years with a two-year renewal option and range in size from approximately $1 million to $60 million annually. Approximately 9% of our non-emergency transportation services revenue is derived from fee-for-service and fixed cost contracts. Our special needs school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services we derived approximately 17% of our non-emergency transportation services revenue for the year ended December 31, 2007. Our next four largest payers comprised approximately 35% of our non-emergency transportation services revenue for the year ended December 31, 2007.

Our contracted per member per month fee is predicated on actual historical transportation data for the subject geographic region provided by our payers, actuarial analysis performed in-house as well as by third party actuarial firms and actuarial analyses provided by our payers. Typically our government contracts are only cancellable for performance after notice and a cure period that ranges from 180 days to 365 days in length. Our contract pricing is typically revisited and reset every one to two years based on actual experience under the contract with adjustments for inflation, cost of labor, cost of fuel and utilization increases.

Seasonality.    The quarterly operating results and operating cash flows of our NET Services operating segment normally fluctuate as a result of seasonal variations in the business, principally due to lower client demand for our non-emergency transportation services during the holiday and winter seasons. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses vary with these changes and, as a result, such expenses fluctuate on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our non-emergency transportation services. As we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other transportation providers.

Competition.    We compete with a variety of organizations that provide similar non-emergency transportation services to Medicaid eligible beneficiaries in local markets such as American Medical Response, Coordinated Transportation Solutions, Inc., First Transit, Inc., Medical Transportation Management Inc., MV Transportation, Inc., and Southeast Trans. The array of services offered by our competitors in the aggregate may exceed the quantity of services we offer in this sector, but none of our competitors singularly offer the continuum of services on the scale offered by us. Our competitors largely compete for smaller-scale contract opportunities that encompass smaller geographic areas. Most of our competitors seek to win contracts for specific counties whereas we seek to win contracts for the entire state.

Sales and marketing.    With respect to our non-emergency transportation services sales and marketing strategy, we focus on providing information to key legislators and agency officials. We pursue contracts through various methods including engaging lobbyists to assist in tracking legislation and funding that may impact our non-emergency transportation programs, and monitoring state websites for opportunities. In addition, we generate new business leads through trade shows and conferences, referrals, the Internet and direct marketing. The sales cycle usually takes between 6 to 24 months and there are various decision makers who provide input into the buy / no buy decision. By providing valuable information to key legislators and agency officials and creating a strong presence in the regions we serve, we are able to solidify the chance of renewal when contract terms expire. Additional payers are targeted within existing states in order to leverage pre-existing provider networks, technology, office and human resources investments. Furthermore, key commercial accounts are targeted which we define as accounts that are growing and located in multiple geographic areas.

In many of the states where we have regional contracts, we seek to expand to include additional regions in these states and in contiguous states. All decisions about which RFPs to consider are centralized and selectively targeted based on our goals and service capabilities. Medicaid non-emergency transportation contracts with state agencies and larger Medicaid HMO’s represent the largest source of our non-emergency transportation revenue.

Financial information about geographic areas

Financial information about geographic areas, including revenues, net income and long-lived assets from domestic and, if applicable, foreign operations for each segment and the Company as a whole is included in Note 9 of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference.

See Item 1A Risk Factors under the heading “Our international operations expose us to various risks, any number of which could harm our business” for a discussion of risks related to our foreign operations.

Employees

As of December 31, 2007, our operations were conducted with 5,572 clinical, client service representatives and administrative personnel. The operations of the entities we manage were conducted with 4,292 clinical and administrative personnel.

We have a collective bargaining agreement with the Service Employees International Union, Local 760 which covers approximately 100 of our employees in Connecticut under our special needs school transportation contract.

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

Surveys and audits

Our programs are subject to periodic surveys by government authorities and/or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, we will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

•	the imposition of fines;

•	temporary suspension of admission of new clients to our program’s service;

•	in extreme circumstances, decertification from participation in Medicaid or other programs;

•	revocation of our license; or

•	contract termination.

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

Additional information

Our website is www.provcorp.com. We make available, free of charge at this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. In addition, we will provide, at no cost, paper or electronic copies of our Forms 10-K, 10-Q and 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission. Requests for such filings should be directed to Kate Blute, Director of Investor and Public Relations, telephone number: (520) 747-6600.

Item 1A.	Risk Factors

The following risks should be read in conjunction with other information contained, or incorporated by reference, in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and related notes. If any of the following risks actually occurs, our business, financial condition and operating results could be adversely affected.

Our increased indebtedness may harm our financial condition and results of operations.

As of December 31, 2007, our total consolidated long-term debt was $236.5 million.

Our level of indebtedness could have important consequences to us and you, including:

•	it could adversely affect our ability to satisfy our obligations;

•

an increased portion of our cash flows from operations may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in these agreements, we would be in default. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our credit facility, our notes or our other indebtedness. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

Additionally, if it is determined that the notes should be accounted for under the liability method in accordance with generally accepted accounting principles of the United States, the effect of this accounting treatment could result in significant fluctuations in our earnings from period to period.

The anticipated benefits of the LogistiCare acquisition may not be realized fully or at all or may take longer to realize than expected.

The LogistiCare acquisition involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. We are required to devote significant management attention and resources to integrating the two companies and difficulties could include, among other things, integrating financial accounting systems, intellectual technology functions and operations. Any delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we were able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. See also “—Any acquisition that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.”

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

Currently, many of the states in which we operate are facing budgetary shortfalls or changes in budgetary priorities. In addition, in some states eligibility requirements for social services clients have been tightened to stabilize the number of eligible clients, which reduces the size of our potential market in those states. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue.

We derive a significant amount of our revenues from a few payers, which puts us at risk.

We provide, or manage the provision of, government sponsored social services and non-emergency transportation services to individuals and families who are eligible for government assistance pursuant to federal mandate with respect to government sponsored social services and members of the disability community, or senior citizens with respect to non-emergency transportation services under various contracts with state and local governmental entities. We generate a significant amount of our revenues from a few payers under a small number of contracts. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

Our contract with The Community Partnership of Southern Arizona, referred to as CPSA, an Arizona not-for-profit organization, requires us to provide a sufficient level of encounters to support the year-to-date payments received under the contract and provide necessary services that may exceed the associated reimbursement.

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

Under our CPSA contract, we are required to regularly submit service encounter data to CPSA electronically, and CPSA is obligated to monitor the service encounter value. If the service encounter value is not sufficient to support year-to-date payments made to us or if we fail to provide data sufficient to permit accurate monitoring of our service encounter value to the extent not waived, CPSA has the right to suspend payments to us or prospectively recoup funds.

We recognize revenue from our CPSA contract equal to the service encounter value, which represents the value of the actual services rendered, as more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical accounting policies and estimates” in this report. CPSA monitors our service encounter value based upon data submitted by us electronically. If our service encounter value exceeds amounts paid to us under this contract (equal to one-twelfth of the annual contract amount on a monthly basis), we recognize revenue in excess of the annual funding allocation amount if collection is reasonably assured.

If our encounter value is not sufficient to support year-to-date payments made to us or if we fail to provide data sufficient to permit accurate monitoring of our service encounter value to the extent not waived, CPSA can suspend payments to us or prospectively recoup funds. CPSA has not suspended payments to us. While we do not anticipate that CPSA will prospectively recoup funds, and while we believe that our service encounter value is sufficient to support all amounts paid to us under the contract, there can be no assurances that this will be the case. This could have a material adverse effect on our results of operation and business.

Our contracts are not only short-term in nature but can also be terminated prior to expiration, without cause and without penalty to the payers, and there can be no assurance that they will survive until the end of their stated terms or that upon their expiration these contracts will be renewed or extended.

Most of our contracts contain base periods of only one year. While some of them also contain options for renewal, usually successive six month or one year terms, payers are not required to extend their contracts into these option periods. In addition, a significant number of our social services contracts not only allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations) but also permit the payer to terminate the contract at any time prior to its stated expiration date. In most cases the payer may terminate the social services contract without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated. In the case of our non-emergency transportation services contracts, these contracts are only cancellable for performance after notice and a cure period that typically ranges from 180 days to 365 days in length. The failure of payers to renew or extend significant contracts or their early termination of significant contracts could adversely affect our financial performance. We cannot anticipate if, when or to what extent a payer might terminate its contract with us prior to its expiration or fail to renew or extend its contract with us.

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

Additionally, approximately 91% of our non-emergency transportation services revenue is generated under capitated contracts with the remainder generated through fee-for service and fixed cost contracts. Under our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local van, cab and ambulance companies on a per ride or per mile basis. We use a “pricing model” to determine applicable contract rates, which take into account factors, such as estimated utilization, state specific data, previous experience in the state and/or with similar services, estimated volume and availability of mass transit. The amount of the fixed monthly per member per month fee is determined in the bidding process but predicated on actual historical transportation data for the subject geographic region (provided by the payer), actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may not be profitable.

Approximately 13.0% and 12.6% of our revenues for the years ended December 31, 2006 and 2007, respectively, were derived from cost based service contracts in California for which we record revenue at one-twelfth of the annual contract amount less allowances for certain contingencies, which puts us at risk that we may be required to subsequently refund a portion of the excess funds, if any.

Our cost based service contracts require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. For the year ended December 31, 2006 and 2007, revenues from these contracts represented approximately 13% and 12.6% of our total revenues for the respective period. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds.

Our results of operations will fluctuate due to seasonality.

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons and our non-emergency transportation services during the holiday and winter seasons. Our expenses related to our Social Services operating segment do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. Conversely, due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment do vary with these changes and, as a result, such expenses fluctuate on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services and non-emergency transportation services. As we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services and transportation managers or providers.

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

Under current law, in order to privatize certain functions of government programs, the federal government must grant a consent and/or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver or withdraw approval of any granted waiver, the state or local agency will be unable to contract with a for-profit entity, such as us, to provide service. Failure by state or local agencies to obtain consents and/or waivers could adversely affect our continued business and future growth.

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

Federal tax law requires that the boards of directors of not-for-profit tax exempt organizations be independent. The boards of directors of the tax exempt not-for-profit organizations for which we provide management services have a majority of independent members. The board members are predominately selected from independent members of the local community in which the not-for-profit entity operates. Decisions regarding our business relationships with these not-for-profit entities are made by their independent board members including approving the management fees we charge to manage their organizations and any discretionary bonuses. Federal tax law also requires that the management fees we charge the not-for-profit entities we manage be fixed and at fair market rates. Typically a fairness opinion is obtained by the not-for-profit entities we manage from an independent third party valuation consultant that substantiates the fair market rates.

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

We are in the human and non-emergency transportation services businesses which are subject to lawsuits and claims. A substantial award could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee, including but not limited to, claims arising out of accidents involving vehicle collisions, employees driving to or from interactions with clients or assault and battery. We are also subject to claims alleging we did not properly treat an individual or failed to properly diagnose and/or care for a client. We can be subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law and permitting issues. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, could adversely affect our cash flow and financial condition. Furthermore, we can be subject to miscellaneous errors and omissions liability relative to the various management agreements we have with the not-for-profit entities we manage. In the event of a claim and depending on, among other things, the circumstances, allegations, and size of the management contract, we could be subject to damages that could have a material adverse impact on our financial condition and results of operations.

Our use of a reinsurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business.

We are self-insured with regard to a substantial portion of our general liability, professional liability, workers’ compensation insurance and automobile liability. We also reinsure the general liability, professional liability, workers’ compensation insurance, and automobile liability of certain designated entities affiliated with us or independent third parties under reinsurance programs through our two wholly-owned captive insurance subsidiaries. In the event that actual reinsured losses increase unexpectedly or exceed actuarially determined estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in cost, we will continue to evaluate the levels and types of insurance we include in our self-insurance program. Any increase to this program increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

We could be subject to significant state regulation and potential sanctions if our health care benefits program is deemed to be a multiple employer welfare arrangement.

For the purpose of managing and providing employee healthcare benefits we deem ourselves to be a single employer under Section 3(5) of ERISA with regard to our own employees as well as the employees of certain of our managed entities covered by our healthcare benefit program to whom we offered healthcare benefits through June 2007. The Department of Labor or individual states could disagree with our interpretation and consider our program to be a multiple employer welfare arrangement, or MEWA, and, as such, subject to regulation by state insurance commissions. If involuntarily deemed a MEWA, our cost to manage the state-by-state regulatory environment for the self-funded portion of our health insurance program would be prohibitive and we could, as a result, elect to maintain our self-funded health insurance plan only for our owned entities, forcing the three managed entities currently included in our self-funded plan to negotiate and purchase their own health benefits. In addition, if our health care benefits program is determined to be a MEWA, civil and/or criminal sanctions are possible.

We face substantial competition in attracting and retaining experienced professionals, particularly social service professionals with respect to our social services and intellectual technology professionals with respect to our non-emergency transportation services, and we may be unable to grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain highly qualified and experienced social services professionals who possess the skills and experience necessary to deliver high quality services to our clients. Our objective of providing the highest quality of service to our clients is strongly considered when we evaluate education, experience and qualifications of potential candidates for employment as direct care and administrative staff. To that end, we attempt to hire professionals who have attained a bachelor’s degree, master’s degree or higher level of education and certification or licensure as direct care social services providers and administrators. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. We must quickly hire project leaders and case management personnel after a contract is awarded to us. Contract provisions and client needs determine the number, education and experience levels of social services professionals we hire. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract.

Our performance in our non-emergency transportation services business largely depends on the talents and efforts of our highly skilled intellectual technology professionals. Competition for skilled intellectual technology professionals can be intense. Our success depends on our ability to recruit, retain and motivate these individuals.

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

We anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception, including twenty since our initial public offering in August 2003. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies, or that the acquisitions will not adversely affect our results of operations or financial condition.

We continually review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer growth opportunities. In connection with our acquisition strategy, we could issue stock that would dilute existing stockholders’ percentage ownership and/or we could incur or assume substantial debt or assume contingent liabilities. Acquisitions involve numerous risks, including, but not limited to, the following:

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

We cannot assure you that we will be successful in overcoming problems encountered in connection with any acquisition and our inability to do so could disrupt our operations and adversely affect our business.

Changes in the accounting method for business combinations may have an adverse impact on our reported or future financial results.

Currently and for the years ended December 31, 2007 and prior, in accordance with Statement of Financial Accounting Standard 141 “Business Combinations”, or SFAS 141, all acquisition-related costs such as attorney’s fees and accountant’s fees, as well as contingent consideration to the seller, are capitalized as part of the purchase price.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which requires an acquirer to do the following: expense acquisition related costs as incurred; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and recognize any adjustments to the purchase price allocation as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS 141R may have a material impact on our results of operations and our financial position due to our acquisition strategy.

Our success depends on our ability to compete effectively in the marketplace.

In our social services business, we compete for clients and for contracts with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in existing markets for foster care services. In addition, many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc., Psychiatric Solutions, Inc. and The Devereaux Foundation. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients and/or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate our social services business. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

We compete with a variety of organizations that provide similar non-emergency transportation services to Medicaid eligible beneficiaries in local markets such as American Medical Response, Coordinated Transportation Solutions, Inc., First Transit, Inc., Medical Transportation Management Inc., MV Transportation, Inc., and Southeast Trans. Our competitors largely compete for smaller-scale contract opportunities that encompass smaller geographic areas. For example, most of our competitors seek to win contracts for specific counties, whereas we seek to win contracts for the entire state. If these competitors begin to compete on a larger scale basis, it could result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

Our business is subject to state licensing regulations and other regulatory provisions, including regulatory provisions governing surveys, audits, anti-kickbacks, self-referrals, false claims and The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and changes to or violations of these regulations could negatively impact our revenues.

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

Due to our access, use or disclosure of health information relating to individuals, we are subject to the privacy mandates of HIPAA. HIPAA mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the nation’s healthcare system. HIPAA requires the United States Department of Health and Human Services, or DHHS, to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment, eligibility and remittance advices, or “transaction standards,” privacy of individually identifiable health information, or “privacy standards,” security of individually identifiable health information, or “security standards,” electronic signatures, as well as unique identifiers for providers, employers, health plans and individuals and enforcement. Final regulations have been issued by DHHS for the privacy standards, and some of the transaction standards and security standards. As a healthcare provider, we are required to comply in our operations with these standards as applicable and are subject to significant civil and criminal penalties for failure to do so. In addition, in connection with providing services to customers that also are healthcare providers, we are required to provide satisfactory written assurances to those customers that we will provide those services in accordance with the privacy standards and security standards. HIPAA has and will require significant and costly changes for our company and others in the healthcare industry. Compliance with the privacy standards became mandatory in April 2003, compliance with the transaction standards became mandatory in October 2003 (although full implementation was delayed with respect to the Medicare program until October 2005), and compliance with the security standards became mandatory in April 2005.

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

We operate in multiple tax jurisdictions and we are taxable in most of them and face the risk of double taxation if one jurisdiction does not acquiesce to the tax claims of another jurisdiction.

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

We lease our approximately 4,000 square foot corporate office building in Tucson, Arizona under a seven year lease, which is currently in its third year. The monthly base rental payment under this lease as of December 31, 2007 in the amount of approximately $5,857 is subject to an annual 3% increase over the initial term of the lease. We also lease office space for other administrative services in Tucson. The lease terms vary and are in line with market rates. In connection with the performance of our contracts and the contracts of our managed entities, we lease 276 offices and our managed entities lease 132 offices for management and administrative functions. The lease terms vary and are generally at market rates.

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

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 12, 2008, there were 17 holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2007
Fourth Quarter	$33.50	$26.96
Third Quarter	$32.48	$25.51
Second Quarter	$28.14	$23.51
First Quarter	$26.04	$20.74

2006
Fourth Quarter	$28.15	$22.37
Third Quarter	$28.50	$22.35
Second Quarter	$34.50	$25.91
First Quarter	$33.17	$27.71

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for the Company’s Common Stock, Nasdaq Health Index and Russell 2000 Index assuming an investment of $100 in each on August 19, 2003, the date the Company’s Common Stock began trading on NASDAQ.

	Fiscal Year Ending
Company/Index/Market	8/19/2003	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007
PROVIDENCE SERVICE CORP.	$100.00	$116.64	$149.86	$205.64	$179.50	$201.00
NASDAQ HEALTH SERVICES	100.00	112.06	131.11	178.22	169.59	223.09
RUSSELL 2000 INDEX	100.00	111.96	131.55	135.92	159.12	151.26

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our credit and guaranty agreement with CIT Capital Securities LLC if there is a default under such agreement or if the payment of a dividend would result in a default. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Equity Compensation Plan Information

See Part III-Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K for disclosure regarding our equity compensation plan information.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data, other financial data and other data. The selected financial data for the years ended December 31, 2005, 2006 and 2007 and as of December 31, 2006 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2003 and 2004 and as of December 31, 2003, 2004 and 2005 are derived from our audited financial statements not included in this report. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Fiscal Year Ended December 31,
	2003(3)	2004(3)	2005(3)(4)	2006(3)(4)(5)	2007(3)
	(dollars in thousands)
Statement of operations data:
Revenues:
Home and community based services	$42,294	$73,106	$115,466	$152,067	$216,583
Foster care services	10,513	13,178	15,795	21,913	25,648
Management fees	6,469	10,682	14,447	17,877	20,069
Non-emergency transportation services	—	—	—	—	22,867

Total revenues	59,276	96,966	145,708	191,857	285,167
Operating expenses:
Client service expense	45,284	71,884	108,939	149,516	223,591
General and administrative expense	6,209	12,179	18,178	23,437	30,875
Depreciation and amortization	904	1,325	2,094	3,463	4,989

Total operating expenses	52,397	85,388	129,211	176,416	259,455

Operating income	6,879	11,578	16,497	15,441	25,712
Non-operating (income) expenses
Interest expense, net	1,562	258	765	(601)	1,601
Put warrant accretion	631	—	—	—	—
Write-off of deferred financing costs	412	—	—	—	—
Equity in earnings of unconsolidated affiliate	(64)	—	—	—	—

Income before income taxes	4,338	11,320	15,732	16,042	24,111
Provision for income taxes	1,692	4,235	6,307	6,661	9,722

Net income	2,646	7,085	9,425	9,381	14,389
Preferred stock dividends	3,749	—	—	—	—

Net income (loss) available to common stockholders	$(1,103)	$7,085	$9,425	$9,381	$14,389

	Fiscal Year Ended December 31,
	2003(3)	2004(3)	2005(3)(4)	2006(3)(4)(5)	2007(3)
	(dollars in thousands, except per share data and “Other data”)
Net income (loss) per share data:
Diluted	$(0.25)	$0.76	$0.95	$0.80	$1.19
Weighted average shares outstanding:
Diluted	4,432	9,355	9,885	11,676	11,927
Other financial data:
Managed entity revenue (1) (unaudited)	$62,795	$121,038	$151,037	$187,110	$225,018
Other data (2) (unaudited):
States served	18	21	25	36	38
Locations	99	151	204	306	410
Employees	1,721	3,583	4,930	6,828	9,864
Direct	1,098	1,886	2,531	3,569	5,572
Managed	623	1,697	2,399	3,259	4,292
Contracts	202	312	527	868	958
Direct	134	196	281	558	638
Managed	68	116	246	310	320
Clients	13,371	29,066	35,646	71,134	7,276,195
Direct	5,729	15,421	18,893	48,039	52,570
Managed	7,642	13,645	16,753	23,095	23,625
Non-emergency transportation services	—	—	—	—	7,200,000

	As of December 31,
	2003(6)	2004	2005	2006(7)(8)	2007(9)(10)
Balance sheet data:
Cash and cash equivalents	$15,004	$10,657	$8,994	$40,703	$35,379
Total assets	53,288	75,921	119,013	192,335	551,984
Total current liabilities	7,316	10,590	19,543	28,599	96,606
Long-term obligations	2,239	733	14,241	619	236,469
Other liabilities	—	—	3,983	4,061	30,600
Non-controlling interest	—	—	—	—	7,649
Total stockholders’ equity	43,733	64,598	81,246	159,056	180,660

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue.
(2)	“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities except for non-emergency transportation services where the data represents the number of members enrolled under our non-emergency transportation capitated contracts as of the end of the last month of the period presented. “States served” excludes the District of Columbia. “Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.
(3)

Several acquisitions were completed in the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 which affected the comparability of the information reflected in the selected financial data. See the subheading “Acquisitions” and the year-to-year analysis included in Item 7 “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” of this report for information regarding the affect these transactions had on our financial condition and results of operations for the periods presented.

(4)	Home and community based services revenue for 2005 and 2006 included approximately $3.6 million and $2.5 million of revenue, respectively, under our annual block purchase contract in excess of the annual funding allocation amount.
(5)	In 2006 we reserved approximately $4.0 million of the revenue accrued in 2005 and 2006 (noted in footnote (4) above) under our annual block purchase contract in excess of the annual funding allocation amount.
(6)	Includes our deposit with the sellers in December 2003 of the $820,000 cash purchase price associated with our January 1, 2004 acquisition of the remaining 50% interest in Rio Grande Management Company.
(7)	On April 17, 2006, we completed a follow-on offering of common stock in connection with which we sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. We received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs totaling approximately $770,000.
(8)	On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT Healthcare LLC out of the net proceeds from our follow-on offering of common stock completed on April 17, 2006.
(9)	In February 2007, our board of directors approved a stock repurchase program whereby we may repurchase shares of our common stock from the open market from time to time. As of December 31, 2007, we spent approximately $10.9 million to purchase 462,500 shares of our common stock in the open market under this program. The shares of our common stock repurchased were placed into treasury.
(10)	As a result of our acquisition activity during 2007, we incurred approximately $243 million of debt obligations by issuing $70 million of convertible senior subordinated notes and drawing down $173 million under a new credit facility with our senior creditor. See the subheading “Liquidity and Capital Resources” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for a description of these debt instruments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of our business

We provide government sponsored social services directly and through not-for-profit social services organizations whose operations we manage, and we arrange for and manage non-emergency transportation services. As a result of and in response to the large and growing population of eligible beneficiaries of government sponsored social services and non-emergency transportation services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have grown both organically and by consummating strategic acquisitions.

As part of our growth strategy we have expanded our in-home counseling, school based services and workforce development service offerings and entered into the non-emergency transportation management services market through several acquisitions which were completed in 2007. On August 1, 2007, as discussed below, we began offering our services in Canada as a result of an acquisition. Additionally, effective December 7, 2007, we operate in two segments as a result of our entering into the non-emergency transportation management services market through an acquisition as described below. Our goal is to be the primary provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services while adding other supporting social services such as non-emergency transportation management services to our service offerings, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems. As of December 31, 2007, we provided social services directly and through the entities we manage to over 76,000 clients, and had 7.2 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from 410 locations in 38 states, the District of Columbia and British Columbia.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility with CIT Capital Securities LLC, or CIT, which provides funding for general corporate purposes and acquisitions.

How we grow our business and evaluate our performance

Our business grows internally through organic expansion into new markets, increases in the number of clients served under contracts we or our managed entities are awarded, and externally through acquisitions.

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

We also pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions have generally been accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage by expanding through acquisitions. We also must integrate the acquired business into our operations which could disrupt our business and we may not be able to realize operating and economic efficiencies upon integration. Finally, our acquisitions involve purchase prices in excess of the fair value of tangible assets and cash or receivables. This excess purchase price is allocated to intangible assets and is subject to periodic evaluation and impairment or other write downs that are charges against our earnings.

In all our markets we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served, as that particular metric is the key driver of our revenue growth. We also focus on the number of employees and the amount of outsourced transportation cost as these items are our most important variable costs and the key to the management of our operating margins.

Acquisitions

Since December 31, 2006, we completed the following acquisitions:

Effective January 1, 2007, we acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown Development Services, Inc., or Raystown. The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash totaling $500,000. The purchase price was primarily funded from our operating cash. This acquisition further expanded our home and community based services in Pennsylvania.

On August 1, 2007, PSC of Canada Exchange Corp., or PSC, our subsidiary, acquired all of the equity interest in WCG International Consultants Ltd., or WCG, a Victoria, British Columbia based workforce initiative company with operations in communities across British Columbia. The purchase price included $10.1 million in cash (less certain adjustments contained in the purchase agreement) and the sellers’ investment banking fees which were reimbursed by us and 287,576 exchangeable shares issued by PSC valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes), or Exchangeable Shares. The Exchangeable Shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of our common stock on a one-for-one basis. The cash portion of the purchase price was funded through our acquisition line of credit. This acquisition expanded our workforce development services beyond the United States and provided a base of multi-year contracts in Canada.

On October 5, 2007, our wholly-owned subsidiary, Children’s Behavioral Health, Inc., or CBH, acquired substantially all of the assets of Family & Children’s Services, Inc., or FCS, located in Sharon, Pennsylvania. FCS’ staff provides home and school based behavioral health rehabilitation services to adolescents under a Commonwealth of Pennsylvania Department of Public Welfare program in several counties in northwestern Pennsylvania. The purchase price consisted of approximately $8.2 million in cash and the balance in a $1.8 million subordinated promissory note that bears a fixed interest rate of 4% per annum. Under the terms of the promissory note, $300,000 is due six months and $1.5 million is due 30 months from the date of acquisition. The cash portion of the purchase price was funded by cash from operations and borrowings under our acquisition line of credit. This acquisition expanded our home and school based behavioral health rehabilitation services into northwestern Pennsylvania.

On December 7, 2007, we acquired all of the outstanding equity of Charter LCI Corporation, or Charter LCI, the parent company of LogistiCare, Inc., or LogistiCare. LogistiCare, based in College Park, Georgia, is the nation’s largest case management provider coordinating non-emergency transportation services primarily to Medicaid recipients. The purchase price in the amount of $220 million consisted primarily of cash and 418,952 shares of our common stock valued at approximately $13.2 million in accordance with the provisions of the purchase agreement ($12.3 million for accounting purposes). These shares were issued in exchange for the cancellation of LogistiCare employee stock options. In addition, we may be obligated to pay additional amounts up to $40 million under an earnout provision contained in the merger agreement. The purchase price was paid with funds drawn down on a new credit facility and proceeds received from a private placement of our 6.5% Convertible Senior Subordinated Notes due 2014, or the Notes. The Notes are convertible into shares of our common stock at an initial conversion rate of 23.982 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion rate of $41.698 per share of common stock. The initial conversion rate is subject to adjustment in certain events. The new credit agreement with CIT provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility. We borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price of this acquisition; (ii) refinance certain existing indebtedness; and (iii) pay fees and expenses related to this acquisition and the financing thereof. By adding non-emergency transportation services to our service offering, we are able to focus on better managing the front end of the Medicaid service delivery system ultimately saving government payers money through combined transportation case management services and home based social services.

We continue to selectively identify and pursue attractive acquisition opportunities. There are no assurances, however, that we will complete acquisitions in the future or that any completed acquisitions will prove profitable for us.

How we earn our revenue

Effective December 7, 2007, as a result of our entering into the non-emergency transportation services market through the acquisition of LogistiCare, we operate in two segments: Social Services and Non-Emergency Transportation Services, or NET Services.

Social Services

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide social services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. These revenues are presented in our consolidated statements of income as either revenue from home and community based services or foster care services.

Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either based upon a percentage of the revenue of the managed entity or a predetermined fee. These revenues are presented in our consolidated statements of income as management fees. Because we provide substantially all administrative functions for these entities and our management fees are largely dependent upon their revenues, we also monitor for management and disclosure purposes the revenues of our managed entities. We refer to the revenues of these entities as managed entity revenue.

NET Services

Where we provide management services for non-emergency transportation, we contract with either state government and regional Medicaid agencies, local governments, or private managed care companies. Most of our contracts for non-emergency transportation management services are capitated (where we are paid on a per member per month basis for each eligible member). We do not direct bill for services under our capitated contracts as our revenue is based on covered lives. Our special needs school transportation contracts are with local governments and are paid on a per trip basis per bus per day basis. These revenues are presented in our consolidated statements of income as non-emergency transportation services revenue.

Critical accounting policies and estimates

General

In preparing our financial statements in accordance with accounting principles generally accepted in the United States, we are required to make estimates and judgments that affect the amounts reflected in our financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require our most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, purchased transportation costs, accounting for management agreement relationships, loss reserves for certain reinsurance and self-funded insurance programs, stock-based compensation, and foreign currency translation.

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

Social Services segment

Fee-for-service contracts.    Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 68.2% and 71.9% of our Social Services operating segment revenue for the years ended December 31, 2006 and 2007.

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

Our cost reports are routinely audited on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of income in the year of settlement. Cost based service contracts represented approximately 13.0% and 13.7% of our Social Services operating segment revenue for the years ended December 31, 2006 and 2007.

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

We are required to regularly submit service encounters to CPSA electronically. On an on-going basis and at the end of CPSA’s June 30 fiscal year, CPSA is obligated to monitor the level of service encounters. If the encounter data is not sufficient to support the year-to-date payments made to us, unless waived, CPSA has the right to prospectively reduce or suspend payments to us.

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

We recognize revenue from our annual block purchase contract corresponding to the service encounter value. If our service encounter value is less than 90% of the amounts received from CPSA, unless waived, we recognize revenue equal to the service encounter value and defer revenue for any excess amounts received. CPSA has not reduced, withheld, or suspended any payments and we believe our encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

If our service encounter value equals 90% of the amounts received from CPSA, we recognize revenue at the contract amount, which is one-twelfth of the established annual contract amount each month.

If our service encounter value exceeds 90% of the contract amount, we recognize revenue in excess of the annual funding allocation amount if collection is reasonably assured. We evaluate factors regarding payment probability related to the determination of whether any such additional revenue over the contractual amount is considered to be reasonably assured.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations. Our revenues under the annual block purchase contract for the years ended December 31, 2006 and 2007 represented 9.5% and 6.7% of our Social Services operating segment revenues, respectively.

Management agreements.    We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 8.3% and 7.7% of our Social Services operating segment revenue for the years ended December 31, 2006 and 2007, respectively.

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

In addition, as part of our reinsurance programs, we reinsure a substantial portion of the general and professional liability and workers’ compensation cost of certain designated entities we manage through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. Further, we offered health insurance coverage to employees of certain entities we manage under our self-funded health insurance program through June 2006. In exchange for this liability coverage we received a reimbursement equal to the pro-rata share of the participating managed entities’ costs related to our reinsurance and self-funded health insurance programs. We recorded amounts received from these managed entities as management fees revenue. Revenues related to these arrangements for the years ended December 31, 2006 and 2007 represented less than 1.0 % of our social services revenue.

Consulting agreements.    Historically, we entered into short-term consulting agreements with several other social services providers, pursuant to which we were retained to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services. In exchange for these services, we received a fixed fee that was either payable upon completion of the services or on a monthly basis. Fees earned pursuant to our consulting agreements were accounted for as management fees revenue and represented less than 1.0% of our social services revenue for the years ended December 31, 2006 and 2007.

The costs associated with generating our management fee and consulting fee revenues are accounted for in client service expense and in general and administrative expense in our consolidated statements of income.

NET Services segment

Capitation contracts.    Approximately 91% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with our payers result from per-member monthly fees based on the number of participants in our payer’s program. Aggregate revenue from our top five payers from December 8, 2007 to December 31, 2007 represented approximately 52% of our NET Services operating segment revenue for such period.

Fee-for-service contracts.    Revenues earned under fee-for-service contracts are recognized when the service is provided. Revenue under these types of contracts is based upon contractually established billing rates less allowance for contractual adjustments. Estimates of contractual adjustments are based upon payment terms specified in the related agreements.

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

Under certain of our contracts, billings do not coincide with revenue recognized on the contract due to payer administrative issues. These unbilled accounts receivable represent revenue recorded for which no amount has been invoiced and for which we expect an invoice will not be provided to the payer within the next reporting period. All unbilled amounts are expected to be billed within one year.

Our write-off experience for the years ended December 31, 2005 and 2006 was less than 1.0% of revenue, and for the year ended December 31, 2007 was approximately 2.0% of revenue. Our write-off experience increased from 2006 to 2007 due to the write-off in 2007 of approximately $4.0 million of revenue recognized in the amount of approximately $2.0 million in each of 2005 and 2006 under our annual block purchase contract with CPSA in excess of the annual funding allocation amount.

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. We analyze the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss is measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying value. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value. Our evaluation of goodwill completed as of December 31, 2007 resulted in no impairment losses.

In connection with our acquisitions, we allocated a portion of the purchase consideration to management contracts, customer relationships, restrictive covenants, software licenses and developed technology based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets, and we consider allocating goodwill to existing reporting units which benefit from synergies after the acquisition.

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

Accrued transportation costs

Transportation costs are estimated and accrued in the month the services are rendered by outsourced providers utilizing gross reservations for transportation services less cancellations, and average costs per transportation service by customer contract. Average costs per contract are derived by utilizing historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Adjustments to those accruals are made based on reconciliations with actual costs incurred.

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

Our management agreements with these not-for-profit organizations typically:

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

Loss reserves for certain reinsurance and self-funded insurance programs

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs though our wholly-owned subsidiary SPCIC. SPCIC maintains reserves for obligations related to our reinsurance programs for our general and professional liability and workers’ compensation coverage.

In addition, effective December 7, 2007, and in connection with the acquisition of LogistiCare, we acquired Provado Insurance Services, Inc., or Provado. Provado, a wholly-owned subsidiary of LogistiCare, is a licensed captive insurance company domiciled in the State of South Carolina. Provado provides reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within our NET Services operating segment.

We also maintain a self-funded health insurance program provided to our employees.

As of December 31, 2006 and 2007, we had reserves of approximately $2.2 million and $3.4 million, respectively, for the general and professional liability and workers’ compensation programs, and approximately $746,000 and 1.4 million, respectively, in reserve for our self-funded health insurance programs.

Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2007, Provado had reserves of approximately $3.5 million.

These reserves are reflected in our consolidated balance sheets as reinsurance liability reserves. We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, automobile physical damage, and health insurance coverage.

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

We continually analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our reinsurance and self-funded insurance programs. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. We are at risk for differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no significant adjustments recorded in the periods covered by this report. Any significant increase in the number of claims or costs associated with claims made under these programs above our reserves could have a material adverse effect on our financial results.

Stock-based compensation

We follow the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which requires companies to measure and recognize compensation expense for all share based payments at fair value. With respect to stock option awards, the fair value is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods. The Black-Scholes-Merton option-pricing formula requires us to make assumptions for the expected dividend yield, stock price volatility, life of options and risk-free interest rate. We adopted the requirements of SFAS 123R using the modified prospective transition method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Other than certain options previously issued at amounts below fair market value for accounting and reporting purposes in 2003 and the expense associated with the acceleration of vesting of all outstanding stock options in 2005, no other stock-based compensation cost has been reflected in our net income prior to the adoption of SFAS 123R. Financial results for prior periods have not been restated.

We use the short-cut method described in FASB Staff Position No. FAS 123(R)-3—“Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” in accordance with the effective date and transition provisions thereof related to our calculation of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R, or APIC pool. SFAS 123R requires an entity to include the net excess tax benefits that would have qualified as such had the entity adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation”, for recognition purposes. There was no effect on our financial results for 2007 or 2006 related to the application of the short-cut method to determine our APIC pool balance.

Prior to January 1, 2006, we followed the intrinsic value method of accounting for stock-based compensation plans and presented all benefits of tax deductions resulting from the exercise of stock-based awards as operating cash flows in our statements of cash flows. Under SFAS 123R, the benefits of tax deductions in excess of the estimated tax benefit of compensation costs recognized in the income statement for those options are classified as financing cash flows. For the years ended December 31, 2005, 2006 and 2007, the amount of excess tax benefits resulting from the exercise of stock options was approximately $1.2 million, $1.9 million and $680,000, respectively. These amounts are reflected as cash flows from operating activities for the year ended December 31, 2005 and financing activities for the years ended December 31, 2006 and 2007 in our consolidated statements of cash flows.

Our 2006 Long-Term Incentive Plan, or 2006 Plan allows us the flexibility to issue up to 800,000 shares of our common stock pursuant to awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to our success and to encourage such persons to take into account our long-term interests and the interests of our stockholders through ownership of our common stock or securities with value tied to our common stock.

As of December 31, 2007, there was approximately $4.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.13 years. The total fair value of shares vested during 2006 and 2007 was $0 and $1.6 million, respectively.

Foreign currency translation

The financial position and results of operations of our foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of this subsidiary are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Presently, it is our intention to indefinitely reinvest the undistributed earnings of our foreign subsidiary in foreign operations. Therefore, we are not providing for U.S. or additional foreign withholding taxes on our foreign subsidiary’s undistributed earnings. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings due to the complexities of Internal Revenue Code of 1986, as amended, rules and regulations and the hypothetical nature of the calculations.

Results of operations

Segment reporting.    Our operations are organized and reviewed by our chief operating decision maker along our service lines in two reportable segments (i.e. Social Services and NET Services). We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer.

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of income for the periods presented:

	Year Ended December 31,
	2005	2006	2007
Revenues:
Home and community based services	79.2%	79.3%	76.0%
Foster care services	10.8	11.4	9.0
Management fees	10.0	9.3	7.0
Non-emergency transportation services	—	—	8.0

Total revenues	100.0	100.0	100.0

Operating expenses:
Client service expense	74.8	77.9	78.4
General and administrative expense	12.5	12.2	10.8
Depreciation and amortization	1.4	1.8	1.8

Total operating expenses	88.7	91.9	91.0

Operating income	11.3	8.1	9.0

Non-operating expense (income):
Interest expense (income), net	0.5	(0.3)	0.6

Income before income taxes	10.8	8.4	8.4
Provision for income taxes	4.3	3.5	3.4

Net income	6.5%	4.9%	5.0%

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

	Year Ended December 31,		Percent change
	2006	2007
Home and community based services	$152,067,238	$216,582,678	42.4%
Foster care services	21,912,942	25,648,163	17.0%
Management fees	17,876,864	20,069,069	12.3%
Non-emergency transportation services	—	22,866,709

Total revenues	$191,857,044	$285,166,619	48.6%

Home and community based services.    The acquisition of Raystown in January 2007, WCG in August 2007, FCS in October 2007, A to Z In-Home Tutoring, LLC, or A to Z, and Family Based Strategies, Inc, or FBS, in February 2006, Innovative Employment Solutions, or IES, in August 2006 and Correctional Services Business of Maximus, Inc., or Correctional Services, in October 2006 added, on an aggregate basis, approximately $31.3 million to home and community based services revenue for 2007 as compared to 2006. In the fourth quarter of 2007, we recognized revenue of approximately $800,000 related to our contract with CPSA, pursuant to a contract amendment whereby CPSA waived the encounter requirements of the contract for the first three months of the contract year ending June 30, 2008. As of December 31, 2007, we deferred approximately $771,000 related to payments received in the second quarter of the CPSA contract year.

Excluding the acquisition of Raystown, WCG, FCS, and the acquisitions completed in 2006, our home and community based services provided additional revenue of approximately $33.2 million for 2007, as compared to 2006 due to client volume increases in new and existing locations, and moderate rate increases for services we provide. Generally, increases in rates for services we provide are based on the cost of living index.

Foster care services.    Our cross-selling and recruiting efforts along with the operations of MSO that we consolidated effective May 1, 2007 resulted in an increase in foster care services revenue of approximately $3.7 million for 2007 as compared to 2006. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees.    Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $225.0 million for 2007 as compared to $187.1 million for 2006. The combined effects of business growth and the addition of a management agreement acquired in connection with the acquisition of WD Management in April 2006 added approximately $3.7 million in additional management fees revenue for 2007 as compared to 2006. Effective July 1, 2006, the managed entities that previously participated and paid us fees for participating in our self-funded health insurance programs obtained separate health insurance policies which partially offset the increase in management fees revenue for 2007 as compared to 2006 by approximately $891,000. In addition, no consulting fee revenue was earned for 2007, which further offset the increase in management fees revenue for 2007 by approximately $614,000 as compared to 2006.

Non-emergency transportation services.    We generated all of our non-emergency transportation services revenue for 2007 through our NET Services operating segment for the period December 7, 2007 (date we acquired LogistiCare) to December 31, 2007.

Operating expenses

Client service expense.    Client service expense included the following for the years ended December 31, 2006 and 2007:

	Year Ended December 31,		Percent change
	2006	2007
Payroll and related costs	$107,394,161	$150,858,717	40.5%
Purchased services	18,898,923	41,959,944	122.0%
Other operating expenses	23,111,573	30,057,499	30.1%
Stock-based compensation	111,614	714,287	540.0%

Total client service expense	$149,516,271	$223,590,447	49.5%

Payroll and related costs.    Our payroll and related costs increased for 2007, as compared to 2006, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 600 new employees in connection with the acquisition of Raystown, WCG and FCS in 2007, A to Z, FBS, IES and Correctional Services in 2006, and the consolidation of MSO in May 2007 which resulted in an increase in payroll and related costs of approximately $16.2 million in the aggregate for 2007 as compared to 2006. With the acquisition of LogistiCare in December 2007, we added over 1,000 new employees which resulted in an increase in payroll and related costs of approximately $2.3 million for 2007 as compared to 2006. As a percentage of revenue, payroll and related costs decreased from 55.9% for 2006 to 52.9% for 2007 due to the effect of lower payroll and related costs of our NET Services operating segment relative to its total revenue contribution.

Purchased services.    We subcontract with a network of partners to provide a portion of the workforce development services we provide throughout British Columbia since acquiring WCG in August 2007. In addition, we incur a variety of other support service expenses in the course of placing clients in the workforce. For 2007, these services added approximately $4.6 million to purchased services as compared to 2006. Additionally, increases in foster parent payments, pharmacy and the number of referrals requiring out-of-home placement under our annual block purchase contract accounted for an increase in purchased services for 2007 as compared to 2006 of approximately $2.5 million. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For 2007, purchased transportation costs amounted to approximately $16 million. As a percentage of revenue, purchased services increased from 9.9% for 2006 to 14.7% for 2007 primarily due to the effect of higher purchased transportation costs of our NET Services operating segment relative to its total revenue contribution.

Other operating expenses.    The acquisition of Raystown, WCG and FCS in 2007, A to Z, FBS, IES and Correctional Services in 2006, and the consolidation of MSO in May 2007 added approximately $6.2 million to other operating expenses for 2007. In addition, other operating expenses of our NET Services operating segment were approximately $1.3 million for 2007. As a percentage of revenue other operating expenses decreased from 12.1% to 10.5% from 2006 to 2007 primarily due to the effect of lower other operating expenses of our NET Services operating segment relative to its total revenue contribution.

Stock-based compensation.    Stock-based compensation of approximately $714,000 for 2007 represents the amortization of the fair value of stock options and stock grants awarded to executive officers, directors and employees in 2006 and 2007 under our 2006 Plan. For 2006, a minimal amount of stock-based compensation expense was recognized as we were beginning to grant awards under the 2006 Long-Term Incentive Plan which was approved by our stockholders in May 2006. All equity awards outstanding prior to 2006 were fully vested.

General and administrative expense.

Year Ended December 31,		Percent change
2006	2007
$23,436,425	$30,874,910	31.7%

The addition of corporate staff to adequately support our growth and provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $2.2 million of corporate administrative expenses for 2007 as compared to 2006. Also contributing to the increase in general and administrative expense were stock-based compensation, expenses related to bidding on new contracts and accounting related expense. Partially offsetting the increase in general and administrative expense were adjustments to our employee medical and dental benefits to recognize the excess medical claims paid by us over the medical insurance liability contractual cap for the medical plan year ended June 30, 2007, and to our workers’ compensation and general and professional liability to reduce our liability accrual based on updated actuarial estimates. In addition, as a result of our growth during 2007, rent and facilities management increased $3.2 million for 2007 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 12.2% to 10.8% from 2006 to 2007 due to our revenue growth rate.

Depreciation and amortization.

Year Ended December 31,		Percent change
2006	2007
$3,463,159	$4,989,095	44.1%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of customer relationships related to the acquisition of IES and Correctional Services in 2006, and WCG and LogistiCare in 2007. Also contributing to the increase in depreciation and amortization was the amortization of the fair value of the acquired management agreement related to WD Management, and increased depreciation expense due to the addition of software and computer equipment during 2007. As a percentage of revenues, depreciation and amortization decreased from approximately 1.8% to 1.7% from period to period.

Non-operating (income) expense

Interest expense.    Due to the level of acquisition activity we have engaged in during 2007, our long-term debt obligations have increased to approximately $245 million. As a result, interest expense for 2007 was higher than that for 2006 due to a higher level of debt for 2007 as compared to 2006.

Interest income.    Interest income for 2007 and 2006 was approximately $1.5 million and $1.6 million, respectively, and resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into interest bearing accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.3%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences such as client and employee meals and state income taxes. At December 31, 2007, we had future tax benefits of $4.0 million related to $11.5 million of available federal net operating loss carryforwards which expire in years 2012 through 2025 and $18.0 million of state net operating loss carryforwards which expire in 2008 through 2027. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code), our ability to utilize our net operating losses is restricted.

Our valuation allowance includes $8.0 million of state net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

In addition, we recognized certain excess tax benefits related to employee stock incentive plans for the years ended December 31, 2006 and 2007 in the amount of $1.9 million and $680,000, respectively.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

	Year Ended December 31,		Percent change
	2005	2006
Home and community based services	$115,466,600	$152,067,238	31.7%
Foster care services	15,795,179	21,912,942	38.7%
Management fees	14,446,589	17,876,864	23.7%

Total revenue	$145,708,368	$191,857,044	31.7%

Home and community based services.    The acquisition of A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006 added, on an aggregate basis, approximately $12.6 million to home and community based services revenue for 2006. In addition, the acquisition of Children’s Behavioral Health, Inc, or CBH, Maple Star Nevada, AlphaCare, and Drawbridges added, on an aggregate basis, approximately $12.9 million to home and community based services revenue for 2006 as compared to 2005. In 2006, we recognized approximately $2.5 million of home and community based services revenue, based upon our service encounter value and allowable administrative expenses, in excess of the annual funding allocation amount under our annual block purchase contract with CPSA. Excluding the acquisitions of A to Z, FBS, IES, Correctional Services and the acquisitions completed in 2005, our home and community based services provided additional revenue of approximately $11.1 million for 2006, as compared to the prior year due to client volume increases in new and existing locations. Partially offsetting the increase in home and community based services revenue for the year ended December 31, 2006 was a decrease in our District of Columbia market where we experienced a decrease in the services we provide in this market.

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

The addition of corporate staff to adequately support our growth and provide services under our management agreements, higher rates of pay for employees and increased professional services fees accounted for an increase of approximately $3.1 million of corporate administrative expenses for 2006 as compared to 2005. Also contributing to the increase in general and administrative expense were expenses related to bidding on new contracts partially offset by an adjustment to decrease the reserve for our general and professional liability to more accurately reflect our estimate of professional liability at December 31, 2006. Furthermore, as a result of our growth in 2006, rent and facilities management increased $2.1 million mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense remained relatively constant at 12.5% for 2005 and 12.2% for 2006.

Depreciation and amortization.

Year Ended December 31,		Percent change
2005	2006
$ 2,093,753	$3,463,159	65.4%

The increase in depreciation and amortization from period to period primarily resulted from the amortization of the fair value of the acquired management agreements with Care Development of Maine, FCP, Inc., Maple Services, LLC and WD Management. Also contributing to the increase in depreciation and amortization was the amortization of customer relationships related to the acquisition of Maple Star Nevada, AlphaCare and Drawbridges beginning in June 2005, A to Z and FBS in February 2006, IES in August 2006 and Correctional Services in October 2006 and increased depreciation expense due to the addition of software and computer equipment in 2006. As a percentage of revenue, depreciation and amortization increased from 1.4% to 1.8% from period to period due to increased amortization of management agreements and customer relationships related to our acquisition activity.

Non-operating (income) expense

Interest expense.    Beginning in June 2005 through December 2005 and in February 2006, we acquired several businesses which we primarily funded through borrowings under our acquisition line of credit with CIT Healthcare LLC. On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT Healthcare LLC out of the net proceeds from the follow-on offering of our common stock that was completed on April 17, 2006. As a result, interest expense for 2005 was higher than that for 2006 due to a higher level of debt for 2005 as compared to 2006.

Interest income.    The increase in interest income for 2006 as compared to the prior year resulted from interest earned on the net proceeds from the follow-on offering of our common stock completed in April 2006 which were deposited into an interest bearing account.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 42%. Our estimated effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences such as client and employee meals and state income taxes. At December 31, 2006, we had future tax benefits of $1.0 million related to $2.8 million of available federal net operating loss carryforwards which expire in years 2012 through 2021 and $7.2 million of state net operating loss carryforwards which expire in 2007 through 2026. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code), our ability to utilize our net operating losses is restricted. We are unable to utilize net operating losses of approximately $181,000 that expire in 2011 due to this restriction.

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

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2007. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

Supplemental quarterly financial data

	Quarter ended
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
Revenues	$43,027,286	(2)(5)	$45,840,078	(5)	$47,051,468	(3)(5)	$55,938,212	(4)
Operating income	4,813,501		5,331,451		4,281,918		1,014,319	(6)
Net income	2,626,616		3,337,915		2,747,871		668,916
Earnings (loss) per share:
Basic	$0.27		$0.28		$0.23		$0.05
Diluted	$0.26		$0.28		$0.22		$0.05
Managed entity revenue (1)	$40,567,619		$48,659,874		$48,000,275		$49,882,092
Management fees	$4,264,673		$4,825,523		$4,057,104		$4,729,565

	Quarter ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
Revenues	$60,455,681		$62,311,098		$63,734,517	(7)	$98,665,323
Operating income	5,326,339		6,031,455		5,450,605		8,903,768
Net income	3,318,861		3,576,510		3,198,282		4,295,021	(9)
Earnings per share:
Basic	$0.28		$0.31		$0.27		$0.35
Diluted	$0.28		$0.30		$0.27		$0.35
Managed entity revenue (1)	$53,320,378		$57,354,196		$54,423,023		$59,920,258
Management fees	$4,784,462		$4,993,464		$4,951,094		$5,340,049

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue.
(2)	The acquisition of A to Z and FBS in February 2006 added, on a cumulative basis, approximately $1.1 million to revenue for the three months ended March 31, 2006.
(3)	The acquisition of IES in August 2006 added approximately $2.6 million to revenue for the three months ended September 30, 2006.

(4)	The acquisition of IES in August 2006 and Correctional Services in October 2006 added approximately $674,000 and $2.2 million to revenue, respectively, for the three months ended December 31, 2006.
(5)	For 2006, we recognized approximately $2.5 million in revenue under our annual block purchase contract with the Community Partnership of Southern Arizona in excess of the annual funding allocation amount. Of this amount approximately $900,000 was recognized for the three months ended March 31, 2006, $1.3 million for the three months ended June 30, 2006 and $323,000 for the three months ended September 30, 2006.
(6)	In accordance with our policy related to allowance for doubtful accounts, we reserved approximately $4.0 million of the revenue recognized under our annual block purchase contract with CPSA in excess of the annual funding allocation amount for the quarter ended December 31, 2006.
(7)	The acquisition of WCG in August 2007 added approximately $4.7 million and $8.6 million to home and community based services revenue for the three months ended September 30 and December 31, 2007, respectively. In addition, MSO, a not-for-profit organization managed by us which we began consolidating for financial reporting purposes on May 1, 2007, contributed approximately $854,000 and $857,000 to foster care services revenue for the three months ended September 30 and December 31, 2007, respectively.
(8)	The acquisition of FCS in October 2007 added approximately $2.1 to home and community based services revenue for the three months ended December 31, 2007. Additionally, we acquired LogistiCare in December 2007 and added non-emergency transportation services to our continuum of services. This acquisition added approximately $22.9 million of non-emergency transportation services revenue to our total revenue for the three months ended December 31, 2007.
(9)	We incurred additional debt to fund our acquisition of LogistiCare in December 2007 which resulted in increased interest expense and other debt service charges of approximately $1.8 million for the three months ended December 31, 2007.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower client demand for our home and community based services during the holiday and summer seasons and our non-emergency transportation services during the holiday and winter seasons. Our expenses related to our Social Services operating segment do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. Conversely, due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment do vary with these changes and, as a result, such expenses fluctuate on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services and non-emergency transportation services. As we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services and transportation providers.

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses, trade accounts receivable financing, and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and working capital credit facility.

Sources of cash for the year ended December 31, 2007 were from operations, proceeds from long-term debt and cash received upon exercise of stock options. Our balance of cash and cash equivalents was approximately $35.4 million at December 31, 2007, down from $40.7 million at December 31, 2006. The decrease was primarily due to the purchase of our common stock in the amount of approximately $10.9 million pursuant to the stock repurchase program approved by our board of directors in February 2007 and acquisition activity during the year ended December 31, 2007. Approximately $5.5 million of cash was held by WCG at December 31, 2007 and is not freely transferable between us and WCG. We had restricted cash of approximately $8.5 million and

$15.3 million at December 31, 2006 and 2007, respectively, related to contractual obligations and activities of our captive insurance subsidiaries. At December 31, 2007 and 2006, our total debt was approximately $245.4 million and $951,000, respectively.

Cash flows

Operating activities.    Net income of approximately $14.4 million plus non-cash depreciation, amortization, stock-based compensation net of excess tax benefit, and deferred income taxes of approximately $6.5 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $3.8 million during 2007. The growth of our billed and unbilled accounts receivable during 2007 was mostly due to our acquisitions.

At December 31, 2007, net cash flow from operating activities totaled approximately $18.2 million net of $8.3 million related to accrued purchased transportation costs and deferred revenue primarily due to the acquisition of LogistiCare. Increases in accounts payable and accrued expenses, and reinsurance liability reserves related to our reinsurance programs resulted in an increase in cash flow from operations of approximately $10.3 million. In addition, an increase in prepaid expenses primarily for workers’ compensation and general and professional liability insurance premiums, and taxes at December 31, 2007 resulted in a decrease in cash from operations of approximately $980,000.

Investing activities.    Net cash used in investing activities totaled approximately $247.6 million for the year ended December 31, 2007, and included payments made to the sellers of WD Management and Maple Star Nevada in the amount of approximately $7.7 million and $569,000, respectively, under earn out provisions contained in the related purchase agreements. Furthermore, the purchase price and associated acquisition costs in the aggregate amount of approximately $233.9 million related to the acquisition of Raystown, WCG, FCS and LogistiCare resulted in an increase in cash used in investing activities. A decrease in restricted cash of approximately $516,000 related to the collection activities of the Correctional Services Business acquired in October 2006 resulted in additional cash used in investing activities, which was offset by an increase in restricted cash of approximately $1.8 million related to cash held in trust for reinsurance claims losses. We issued loans in an amount equal to the optionholders’ withholding taxes in connection with stock option cancellation and exchange agreements with employees of LogistiCare who held options to purchase shares of LogistiCare’s common stock as of the acquisition date totaling approximately $2.5 million, and collected approximately $685,000 on outstanding notes receivable during 2007. We spent approximately $1.9 million for property and equipment and invested approximately $320,000 in certificates of deposits related to the activities of SPCIC.

Financing activities.    Net cash provided by financing activities totaled approximately $223.9 million for the year ended December 31, 2007. In connection with the acquisition of LogistiCare in December 2007, we entered into a new credit agreement (described below) with CIT and issued convertible senior subordinated notes. The proceeds in the amount of $173 million from our credit facility and $70 million from the issuance of the convertible senior subordinated notes were used to fund the cash portion of the purchase price related to the LogistiCare acquisition and to pay related transaction costs, and refinance existing debt. We spent approximately $10.9 million to purchase 462,500 shares of our common stock in the open market during 2007 under a stock repurchase program approved by our board of directors in February 2007. In addition, we repaid approximately $332,000 of long-term debt and incurred debt financing costs of approximately $10.9 million. Additionally, we received proceeds of approximately $2.4 million from the sale of our common stock pursuant to the exercise of stock options during 2007, including the benefit of the tax deduction in excess of the compensation costs recognized of approximately $680,000.

Exchange rate change.    The effect of exchange rate changes on our cash flow related to the activities of WCG during 2007 was an increase to cash of approximately $190,000.

Obligations and commitments

Convertible senior subordinated notes.    On November 13, 2007, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014, or the Notes, under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of LogistiCare. The proceeds of $70.0 million were initially placed into escrow and were released on December 7, 2007 to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility with CIT described below.

In connection with our issuance of the Notes, we entered into an Indenture between us, as issuer, and The Bank of New York Trust Company, N.A., as trustee, or the Indenture.

We will pay interest on the Notes in cash semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2008. The Notes will mature on May 15, 2014.

The Notes are convertible, under certain circumstances, into common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Notes. In the event of a fundamental change as described in the Indenture, each holder of the notes shall have the right to require us to repurchase the Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares our of capital stock; (ii) a merger or consolidation of our company with or into another entity, merger of another entity into our company, or the sale, transfer or lease of all or substantially all of our assets to another entity (other than to one or more of our wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of our capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of our company and results in a reclassification, conversion or exchange of outstanding shares of our common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted our board of directors, together with any new directors whose election to our board of directors or whose nomination for election by our stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of our board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of our company is approved by our board of directors or our shareholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

The Indenture contains customary terms and provisions that provide that upon certain events of default, including, without limitation, the failure to pay amounts due under the Notes when due, the failure to perform or observe any term, covenant or agreement under the Indenture, or certain defaults under other agreements or instruments, occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may declare the principal of the Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. Upon any such declaration, such principal, premium, if any, and interest shall become due and payable immediately. In the case of certain events of bankruptcy or insolvency relating to us or any significant subsidiary of our company, the principal amount of the Notes together with any accrued interest through the occurrence of such event shall automatically become and be immediately due and payable without any declaration or other act of the Trustee or the holders of the Notes.

Credit facility.    On December 7, 2007, we entered into a Credit and Guaranty Agreement, or the Credit Agreement, with CIT Healthcare LLC, as administrative agent, Bank of America, N.A. and SunTrust Bank, as co-documentation agents, ING Capital LLC and Royal Bank of Canada, as co-syndication agents, other lenders party thereto and CIT, as sole lead arranger and bookrunner. The Credit Agreement replaced our previous credit facility with CIT Healthcare LLC.

The Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses. The outstanding principal amount of the loans accrue at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rate applied to our term loan at December 31, 2007 was 8.73%. No amounts were borrowed under the revolving credit facility as of December 31, 2007, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2007, there were seven letters of credit in the amount of approximately $13.1 million collateralized under the revolving credit facility. At December 31, 2007, our available credit under the revolving credit facility was $26.9 million.

We may make one request that an additional term loan, or Incremental Term Loan, be made in an amount not to exceed $40.0 million for the sole purpose of funding our potential earnout obligation under the purchase agreement related to the acquisition of LogistiCare; provided, however, that no default or event of default (as defined in the Credit Agreement) has occurred and continues as of the date of such request. The Incremental Term Loan, if requested by us and approved by CIT, will be made pursuant to substantially the same terms as the term loan facility described above except that the interest rate applied to this loan may be higher than the interest rate applied to the term loan facility as provided for under the Credit Agreement.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, and events of default and other terms and conditions. In addition, we are required to maintain certain financial covenants under the Credit Agreement. We are also prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, or the Guarantors, other than our insurance subsidiaries and managed entities. Our and each Guarantors’ obligations under the Credit Facility are secured by a first priority lien, subject to certain permitted encumbrances, on our assets and the assets of each Guarantor, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries and 65% of the issued and outstanding stock of our first tier foreign subsidiaries. If an event of default occurs, including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or other particular covenant defaults, as more fully described in the Credit Agreement, the required lenders may cause CIT to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Credit Agreement, the initiation of any bankruptcy or related proceedings will automatically cause all unpaid principal and any accrued and unpaid interest and all fees and expenses to become due and payable. In addition, it is an event of default under the Credit Agreement if we default on any indebtedness having a principal amount in excess of $5.0 million.

Each extension of credit under the Credit Facility is conditioned upon: (i) the accuracy in all material respects of all representations and warranties in the definitive loan documentation; and (ii) there being no default or event of default at the time of such extension of credit. Under the repayment terms of the Credit Agreement, we are obligated to repay the term loan in quarterly installments on the last day of each calendar quarter, commencing on March 31, 2008, so that the following percentages of the term loan borrowed on the closing date are paid as follows: 5% in 2008, 7.5% in 2009, 10% in 2010, 12.5% in 2011, 15% in 2012 and the remaining balance in 2013. With respect to the revolving credit facility, we must repay the outstanding principal balance and any accrued but unpaid interest by December 2012. We may at any time and from time-to-time prepay the Credit Facility without premium or penalty, provided that we may not re-borrow any portion of the term loan repaid.

We agreed with CIT to subordinate our management fee receivable pursuant to management agreements established with our managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to us are subordinated to the claims of CIT in the event one of these managed entities defaults under its credit facility with CIT Healthcare LLC.

We agreed to indemnify and hold harmless, the agents, each lender and their respective affiliates and officers, directors, employees, counsel, trustees, advisors, agents and attorneys-in-fact from and against any and all liabilities obligations, losses, damages, penalties, claims, demands, actions, judgments, suits, costs, expenses and disbursements to which any such indemnified party may become subject arising out of or in connection with the Credit Facility or any related transaction regardless of whether any such indemnified person is a party thereto, and to reimburse each such indemnified person upon demand for any reasonable legal or other expenses incurred in connection with investigating or defending any of the foregoing, subject to the terms and conditions set forth in the Credit Agreement.

On February 27, 2008, we entered into an interest rate swap to convert our floating rate long-term debt to fixed rate debt. The purpose of this instrument is to hedge the variability of our future earnings and cash flows caused by movements in interest rates applied to our floating rate long-term debt. We hold this derivative only for the purpose of hedging such risks, not for speculation. We entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, we receive interest equivalent to three-month LIBOR and pay a fixed rate of interest of 3.026% with settlement occurring quarterly. We have designated the interest rate swap as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Promissory notes.    We have two unsecured, subordinated promissory notes outstanding at December 31, 2007 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 5% and 4%, and are due in 2010.

Failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory notes issued to the sellers in connection with the acquisitions completed in 2005 and 2007, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory notes, the unpaid principal and any accrued and unpaid interest may become due immediately. In such event, a cross default could be triggered under the Credit Agreement with CIT. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

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

In 2008, we will be obligated to pay to the former members of WD Management an additional amount of approximately $8.9 million under an earn out provision pursuant to a formula specified in the purchase agreement that was based upon the future financial performance of WD Management for 2007. The contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. This provision also applied to the earn out for 2006 due in 2007 pursuant to which we paid an additional $7.7 million on May 9, 2007. We recorded the fair value of the consideration paid as goodwill.

In accordance with an earn out provision in the purchase agreement related to the purchase of WCG, we may make an earn out payment up to approximately CAD $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG during the period August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in additional Exchangeable Shares of PSC valued at the price of our common stock at the date we announced the transaction.

We may be obligated to pay an additional amount up to $40 million under an earn out provision of the merger agreement related to the purchase of LogistiCare in the second fiscal quarter of 2009 according to a formula specified in the merger agreement that is based on the future financial performance of LogistiCare. If earned, the contingent consideration will be paid in cash; provided that, subject to us obtaining the approval of our stockholders of such issuance, each seller will have the right to elect to receive up to 50% of its pro rata share of the earn out payment in shares of our common stock valued at the price of our common stock at the date we announced the transaction. If we do not obtain stockholder approval of such issuance, then each seller, if so elects, will be entitled to cash in an amount equal to the value of the shares of our common stock it would have received had stockholder approval been obtained as set forth in the merger agreement.

When and if the earn out provision is triggered and paid under the purchase agreement with respect to FBS, WD Management, and WCG, and the merger agreement related to LogistiCare, we will record the fair value of the consideration paid, issued or issuable as goodwill.

On August 31, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of December 31, 2007, there were no participants in the Deferred Compensation Plan. We also maintain a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of December 31, 2007, 19 highly compensated employees participated in this plan.

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. The not-for-profit social services organizations managed by us that qualify under Section 501(c)(3) of the Internal Revenue Code, referred to as a 501(c)(3) entity, each maintain a board of directors, a majority of which are independent. All economic decisions by the board of any 501(c)(3) entity that affect us are made solely by the independent board members. Our management agreements with each 501(c)(3) entity are typically subject to third party fairness opinions from an independent appraiser retained by the independent board members of the tax exempt organizations.

Management fees generated under our management agreements represented 8.3% and 7.0% of our revenue for the years ended December 31, 2006 and 2007, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services which generally includes selecting and employing the senior operations management personnel.

Management fee receivable at December 31, 2006 and 2007 totaled $7.3 million and $10.2 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of December 31, 2006, March 31, June 30, September 30, and December 31, 2007:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2006	$1,655,203	$1,295,411	$1,220,724	$2,492,474	$677,982
March 31, 2007	$1,538,890	$1,390,293	$1,362,107	$2,699,757	$1,027,936
June 30, 2007	$1,501,213	$1,373,192	$1,373,243	$2,496,944	$1,600,622
September 30, 2007	$1,559,969	$1,554,221	$1,514,418	$2,608,016	$2,154,096
December 31, 2007	$1,625,524	$1,652,082	$1,665,500	$3,333,629	$1,888,815

Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable.

Our days sales outstanding for our managed entities increased from 152 days at December 31, 2006 to 186 days at December 31, 2007.

Camelot Community Care, Inc. which represented approximately $5.0 million, or approximately 49%, of our total management fee receivable at December 31, 2007 has its own stand-alone line of credit with CIT Healthcare LLC. The loan agreement between CIT Healthcare LLC and this not-for-profit organization permits them to use their credit facility to pay our management fees, provided they are not in default under the facility at the time of the payment. As of December 31, 2007, Camelot Community Care, Inc. had availability of approximately $1.4 million under its line of credit as well as $2.6 million in cash and cash equivalents.

The remaining $5.2 million balance of our total management fee receivable at December 31, 2007 was due from Intervention Services, Inc., Rio Grande including certain members of the Rio Grande behavioral health network, The ReDCo Group, Care Development of Maine, FCP, Inc., Family Preservation Community Services, Inc., the not-for-profit foster care provider formerly managed by Maple Services, LLC, and Alternative Opportunities managed by WD Management.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs though SPCIC. We also provide reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado. These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at December 31, 2006 and 2007 were approximately $1.4 million and $1.7 million, respectively. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2007 was approximately $423,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at December 31, 2006 and 2007 was $1.2 million and $1.3 million, respectively, which was ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2007 was approximately $2.0 million.

SPCIC had restricted cash of approximately $6.2 million and $8.0 million at December 31, 2006 and 2007, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third-party insurer, Provado retains the first $250,000 of each loss for each line of coverage. Provado also retains a finite corridor in the $750,000 excess of the $250,000 layer of coverage. This corridor is subject to an annual aggregate based on an annually determined composite rate per vehicle covered. Provado’s aggregate reinsurance limit equals 120% of the gross written premiums totaling $5.3 million for the year ended December 31, 2007. The third-party insurer retains approximately 7.7% of the gross written premiums and a ceding commission of 18.0%.

The liabilities for expected losses and loss adjustment expenses are based primarily on individual case estimates for losses reported by claimants. An estimate is provided for losses and loss adjustment expenses incurred but not reported on the basis of claim experience and claim experience of the industry. These estimates are regularly reviewed by independent consulting actuaries and, as experience develops and new information becomes known, are adjusted as necessary.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. With respect to our social services operating segment and for the program year ended June 30, 2007, health claims were self-

funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total annual claims up to $6.7 million. Effective July 1, 2007, we renewed our stop-loss umbrella policy under substantially the same terms as the prior year policy except for the maximum potential liability for total claims which may change substantially depending on member enrollment. With respect to our NET Services operating segment, we offer self-funded health insurance and dental plans to our employees. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability to $75,000 per incident and a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $746,000 and $1.4 million as of December 31, 2006 and 2007, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

We charge our employees a portion of the costs of our self-funded group health insurance programs. We determine this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between our projections and our actual experience is borne by us. We estimate potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on our past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results.

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2007:

	At December 31, 2007
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$245,419	$8,950	$32,394	$47,575	$156,500
Interest	99,384	19,504	35,803	29,057	15,020
Purchased services commitments	96	96	—	—	—
Leases	29,362	10,328	13,820	5,021	193

Total	$374,261	$38,878	$82,017	$81,653	$171,713

Stock repurchase program

On February 1, 2007, our board of directors approved a stock repurchase program for up to one million shares of our common stock. We will purchase shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on the market conditions and our capital requirements. As of December 31, 2007, we spent approximately $10.9 million to purchase 462,500 shares of our common stock on the open market.

We believe that our existing cash and cash equivalents and working capital credit facility provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt.

We may also access capital markets to raise debt or equity financing for various business reasons, including required debt payments, potential earn out payments and acquisitions that make both strategic and economic sense. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, our Credit Agreement with CIT requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as defined in the Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to 50% of such proceeds.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, we had no unrecognized tax benefits. We are not aware of any issues that would cause a significant amount of unrecognized tax benefits within the next 12 months. We recognize interest and penalties as a component of income tax expense. We are subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States, four years for Canada, and between eighteen months and four years for states. We are subject to the following material taxing jurisdictions: United States, Arizona, California, Florida, Georgia, North Carolina, Pennsylvania, and Virginia. The tax years that remain open to examination by the United States, Florida, Georgia, North Carolina and Virginia jurisdictions are years ended December 31, 2004, December 31, 2005, and December 31, 2006; the Arizona and California filings that remain open to examination are years ended December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Pennsylvania filings that remain open to examination are years ended December 31, 2005, and December 31, 2006. We are currently under audit by the state of Arizona for our state income tax returns for all open tax return periods through December 31, 2005.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early application of the provisions of SFAS 159 is permitted. We are evaluating the effect, if any, of adopting SFAS 159 on our consolidated financial statements. We have not elected the fair value option for any financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

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

Interest rate and market risk

As of December 31, 2007, we had borrowings under our term loan of approximately $173 million and no borrowings under our revolving line of credit. Borrowings under the credit agreement with CIT accrue interest at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. As of December 31, 2007, the borrowings accrued interest at LIBOR plus 3.5%. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $1.7 million annually.

We have convertible senior subordinated notes of $70 million outstanding at December 31, 2007 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at December 31, 2007 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of December 31, 2007. These promissory notes bear fixed interest rates of 5% and 4%, respectively.

As of December 31, 2007, we had not used derivative financial instruments to alter the interest rate characteristics of our debt instruments. Effective February 27, 2008, we entered into an interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, we receive interest equivalent to three-month LIBOR and pay a fixed rate of interest of 3.026 percent with settlement occurring quarterly. By entering into the interest rate swap, we have effectively fixed the interest rate payable by us on $86.5 million of our floating rate senior term debt at 6.526 percent for the period February 27, 2008 to February 27, 2010.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 958 contracts as of December 31, 2007. Among these contracts there is a contract under which we generate a significant portion of our revenue. We generated approximately $17.5 million, or 6.2% of our revenues for the year ended December 31, 2007, under the annual block purchase contract in Arizona with the Community Partnership of Southern Arizona, an Arizona not-for-profit organization. This contract is subject to statutory and regulatory changes, possible prospective rate adjustments and other administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by this contract for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2007, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework.

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

We completed the following acquisitions in 2007, which we excluded from the evaluation of the effectiveness of our internal control over financial reporting.

Acquired entity	Date of acquisition
WCG International Ltd.	August 1, 2007
Family & Children’s Services, Inc.	October 5, 2007
Charter LCI Corporation	December 7, 2007

The following table highlights the significance of the acquisitions completed in 2007 to our consolidated financial statements at December 31, 2007 (in thousands):

	Assets	Liabilities	Period from date of acquisition to December 31, 2007
			Revenue
WCG International Ltd.	$22,715	$3,769	$13,313
Family & Children’s Services, Inc.	$10,437	$—	$2,091
Charter LCI Corporation	$308,365	$79,306	$22,867

Total of all acquisitions completed in 2007 excluded from the evaluation of the effectiveness of internal control over financial reporting	$341,517	$83,075	$38,271
The Providence Service Corporation (“PRSC”)	$551,984	$363,675	$285,167
Percentage of PRSC	62%	23%	13%

The Securities and Exchange Commission, or SEC, in response to questions regarding the interpretation of Release No. 34-47986, has acknowledged that it might not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. In such instances, the SEC requires that we must identify the acquired business excluded and indicate the significance of the acquired business to our consolidated financial statements. Additionally, we must disclose any material change to our internal control over financial reporting due to the acquisition pursuant to the Securities Exchange Act of 1934 Rule 13a-15(d). Furthermore, the SEC limits the period in which we may omit an assessment of the acquired business’s internal control over financial reporting to one year from the date of acquisition. We believe our exclusion of the acquired companies noted above from our assessment of internal control over financial reporting as of December 31, 2007 is consistent with the SEC’s requirements.

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2007.

McGladrey & Pullen, LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an attestation report on our internal control over financial reporting. McGladrey & Pullen, LLP’s attestation report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation

Tucson, AZ

We have audited The Providence Service Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Providence Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Part II, Item 8 of the accompanying annual report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

The Providence Service Corporation acquired WCG International Ltd. effective August 1, 2007, Family & Children’s Services, Inc. effective October 5, 2007, and Charter LCI Corporation effective December 8, 2007 (together referred to as the “Acquired Entities”), and management excluded from its assessment of the effectiveness of the Acquired Entities’ internal control over financial reporting associated with total assets of approximately $338 million, including $218 million of goodwill and $66.2 million of other intangible assets, and total revenues of approximately $38.3 million included in the consolidated financial statements of The Providence Service Corporation and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of The Providence Service Corporation also excluded an evaluation of the internal control over financial reporting of the Acquired Entities.

In our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of The Providence Service Corporation and subsidiaries and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona

March 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation

Tucson, AZ

We have audited the consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. Our audits also included the financial statement schedule of The Providence Service Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Providence Service Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008, expressed an unqualified opinion on the effectiveness of The Providence Service Corporation’s internal control over financial reporting.

As described in Note 14 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for stock based compensation upon the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment.”

As described in Note 15 to the financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes.”

/s/ McGladrey & Pullen, LLP

Phoenix, AZ

March 13, 2008

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$40,702,730	$35,378,645
Accounts receivable—billed, net of allowance of $5.3 million in 2006 and $2.6 million in 2007	36,148,148	65,852,122
Accounts receivable—unbilled	2,134,364	2,250,053
Management fee receivable	7,341,794	10,165,550
Other receivables	881,464	2,524,491
Notes receivable	974,643	563,513
Notes receivable from related party	—	1,733,913
Restricted cash	2,299,733	8,842,195
Prepaid expenses and other	4,283,997	9,553,650
Deferred tax assets	965,903	5,094,246

Total current assets	95,732,776	141,958,378
Property and equipment, net	2,783,651	11,561,671
Notes receivable, less current portion	739,406	879,703
Goodwill	56,656,263	280,710,297
Intangible assets, net	29,037,131	98,254,118
Restricted cash, less current portion	6,211,000	6,461,000
Other assets	1,174,654	12,158,488

Total assets	$192,334,881	$551,983,655

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$332,379	$8,950,000
Accounts payable	2,902,284	14,035,128
Accrued expenses	21,587,743	36,638,239
Accrued transportation costs	—	24,576,510
Deferred revenue	790,582	4,061,760
Reinsurance liability reserve	2,986,187	8,344,747

Total current liabilities	28,599,175	96,606,384
Long-term obligations, less current portion	618,680	236,468,680
Deferred tax liabilities	4,060,677	30,599,952

Total liabilities	33,278,532	363,675,016
Non-controlling interest	—	7,648,946
Commitments and contingencies
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 12,171,127 and 12,756,392 issued and outstanding (including treasury shares)	12,171	12,756
Additional paid-in capital	141,380,761	159,176,594
Common stock subscription receivable	—	(714,654)
Retained earnings	17,962,163	32,350,837
Accumulated other comprehensive income	—	1,093,367

	159,355,095	191,918,900
Less 146,905 and 612,026 treasury shares, at cost	298,746	11,259,207

Total stockholders’ equity	159,056,349	180,659,693

Total liabilities and stockholders’ equity	$192,334,881	$551,983,655

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Income

	Year ended December 31,
	2005	2006	2007
Revenues:
Home and community based services	$115,466,600	$152,067,238	$216,582,678
Foster care services	15,795,179	21,912,942	25,648,163
Management fees (1)	14,446,589	17,876,864	20,069,069
Non-emergency transportation services	—	—	22,866,709

	145,708,368	191,857,044	285,166,619
Operating expenses:
Client service expense (2)	108,938,934	149,516,271	223,590,447
General and administrative expense (2)	18,178,436	23,436,425	30,874,910
Depreciation and amortization	2,093,753	3,463,159	4,989,095

Total operating expenses	129,211,123	176,415,855	259,454,452

Operating income	16,497,245	15,441,189	25,712,167
Other (income) expense:
Interest expense	1,033,019	855,288	3,071,537
Interest income	(268,182)	(1,456,409)	(1,470,025)

Income before income taxes	15,732,408	16,042,310	24,110,655
Provision for income taxes	6,306,962	6,660,992	9,721,981

Net income	$9,425,446	$9,381,318	$14,388,674

Earnings per common share:
Basic	$0.97	$0.82	$1.21

Diluted	$0.95	$0.80	$1.19

Weighted-average number of common shares outstanding:
Basic	9,667,416	11,472,408	11,744,856
Diluted	9,884,878	11,676,323	11,926,575

(1)	Includes related party management fees of approximately $129,000, $273,000 and $393,000 for the years ended December 31, 2005, 2006 and 2007, respectively.
(2)	Includes related party expenses of approximately $129,000, $126,000 and $363,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Common Stock Subscription Receivable	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2004	9,486,879	$9,487	$65,731,824	$—	$(844,601)	$—	146,905	$(298,746)	$64,597,964
Common stock issued in connection with acquisition of business	117,371	117	3,017,491	—	—	—	—	—	3,017,608
Adjustment to initial public offering costs	—	—	55,166	—	—	—	—	—	55,166
Settlement of taxes due related to initial public offering	—	—	(171,897)	—	—	—	—	—	(171,897)
Stock based compensation	—	—	601,041	—	—	—	—	—	601,041
Exercise of employee stock options	218,236	218	3,720,786	—	—	—	—	—	3,721,004
Net income	—	—	—	—	9,425,446	—	—	—	9,425,446

Balance at December 31, 2005	9,822,486	9,822	72,954,411	—	8,580,845	—	146,905	(298,746)	81,246,332
Sale of stock in public offering, net of offering costs	2,000,000	2,000	59,548,195	—	—	—	—	—	59,550,195
Stock based compensation	—	—	471,902	—	—	—	—	—	471,902
Exercise of employee stock options including tax benefit of $2.0 million	348,641	349	8,416,329	—	—	—	—	—	8,416,678
Settlement of taxes due related to initial public offering	—	—	(10,076)	—	—	—	—	—	(10,076)
Net income	—	—	—	—	9,381,318	—	—	—	9,381,318

Balance at December 31, 2006	12,171,127	12,171	141,380,761	—	17,962,163	—	146,905	(298,746)	159,056,349
Stock based compensation	—	—	2,406,616	—	—	—	—	—	2,406,616
Exercise of employee stock options including tax benefit of $680,000	123,546	124	3,033,609	—	—	—	—	—	3,033,733
Restricted stock issued	54,468	54	—	—	—	—	2,621	(73,744)	(73,690)
Stock option cancellation & exchange—LogistiCare	407,251	407	12,346,108	—	—	—	—	—	12,346,515
Capital contribution	—	—	9,500	—	—	—	—	—	9,500
Stock repurchase	—	—	—	—	—	—	462,500	(10,886,717)	(10,886,717)
Common stock subscription receivable	—	—	—	(714,654)	—	—	—	—	(714,654)
Foreign currency translation adjustment	—	—	—	—	—	1,093,367	—	—	1,093,367
Net income	—	—	—	—	14,388,674	—	—	—	14,388,674

Total comprehensive income									15,482,041

Balance at December 31, 2007	12,756,392	$12,756	$159,176,594	$(714,654)	$32,350,837	$1,093,367	612,026	$(11,259,207)	$180,659,693

See accompanying notes

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2006	2007
Operating activities
Net income	$9,425,446	$9,381,318	$14,388,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	928,136	1,075,680	1,577,675
Amortization	1,165,617	2,387,479	3,411,420
Amortization of deferred financing costs	121,563	157,640	291,529
Deferred income taxes	(68,444)	(316,869)	(501,657)
Stock based compensation	601,041	471,902	2,406,616
Excess tax benefit upon exercise of stock options	1,171,248	—	(680,115)
Reserve on note receivable	—	—	100,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(3,678,707)	(10,676,547)	(242,881)
Management fee receivable	(1,596,027)	(855,031)	(3,594,613)
Other receivables	(2,363,277)	1,517,380	(157,394)
Reinsurance liability reserve	1,859,117	1,127,070	1,165,655
Prepaid expenses and other	(1,524,133)	157,583	(823,048)
Accounts payable and accrued expenses	3,178,369	2,609,535	9,146,327
Accrued transportation costs	—	—	(6,292,737)
Deferred revenue	(765,448)	(236,741)	(1,991,172)

Net cash provided by operating activities	8,454,501	6,800,399	18,204,279
Investing activities
Purchase of property and equipment	(917,184)	(1,075,940)	(1,949,038)
Purchase of intangibles	(2,155,669)	—	—
Acquisition of businesses, net of cash acquired	(24,335,421)	(17,604,500)	(233,876,782)
Acquisition earn out payments	—	—	(8,299,460)
Restricted cash for contract performance	(989,175)	(6,560,733)	(1,287,401)
Purchase of short-term investments, net	(40,109)	(148,860)	(320,368)
Working capital advances to third party	(225,000)	(251,283)	—
Advances to related parties	—	—	(2,533,882)
Collection of notes receivable	(100,135)	69,710	685,435

Net cash used in investing activities	(28,762,693)	(25,571,606)	(247,581,496)
Financing activities
Payments of capital leases	(135,389)	—	—
Repurchase of common stock, for treasury	—	—	(10,960,461)
Proceeds from common stock issued pursuant to stock option exercise	2,549,756	6,507,282	2,363,172
Excess tax benefit upon exercise of stock options	—	1,909,398	680,115
Proceeds from common stock offering, net	(225,030)	59,593,251	—
Proceeds from long-term debt	16,655,555	—	243,000,000
Repayment of long-term debt	—	(17,433,981)	(332,379)
Debt financing costs	(199,940)	(96,256)	(10,887,536)

Net cash provided by financing activities	18,644,952	50,479,694	223,862,911

Effect of exchange rate changes on cash	—	—	190,221

Net change in cash	(1,663,240)	31,708,487	(5,324,085)
Cash at beginning of period	10,657,483	8,994,243	40,702,730

Cash at end of period	$8,994,243	$40,702,730	$35,378,645

See accompanying notes

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended December 31,
	2005	2006	2007
Supplemental cash flow information
Cash paid for interest	$814,326	$756,873	$1,377,676

Cash paid for income taxes	$5,539,549	$4,871,728	$9,222,405

Note receivable issued for management fees receivable	$—	$—	$299,917

Business acquisitions:
Purchase price	$28,105,373	$16,075,362	$251,536,092
Costs of acquisition	211,288	1,619,643	6,998,826
Less:
Notes payable issued for acquisition of business	(668,680)	—	(1,800,000)
Common stock issued for acquisition of business	(3,017,608)	—	(12,346,515)
Exchangeable shares of subsidiary issued for acquisition of business	—	—	(7,648,946)
Cash acquired	(294,952)	(90,505)	(2,862,675)

Acquisition of business, net of cash acquired	$24,335,421	$17,604,500	$233,876,782

See accompanying notes

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2007

1.    Description of Business and Summary of Critical Accounting Policies and Estimates

Description of Business

The Providence Service Corporation (the “Company”) is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of December 31, 2007, the Company operated in 38 states, and the District of Columbia, United States, and British Columbia, Canada.

The Social Services operating segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city, and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee.

The NET Services operating segment provides non-emergency transportation management solution services, primarily to Medicaid beneficiaries. The entities that pay for non-emergency transportation services include state Medicaid programs, metropolitan transit organizations, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency transportation services are delivered under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population.

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in its business, principally due to lower client demand for the Company’s home and community based services during the holiday and summer seasons and the Company’s non-emergency transportation services during the holiday and winter seasons. The Company’s expenses related to its Social Services operating segment do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. Conversely, due to the fixed revenue stream and variable expense base structure of the Company’s NET Services operating segment, expenses related to this segment do vary with these changes and, as a result, such expenses fluctuate on a quarterly basis. The Company expects quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for its home and community based services and non-emergency transportation services. As the Company enters new markets, it could be subject to additional seasonal variations along with any competitive response to the Company’s entry by other social services and transportation providers.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd. (“WCG”). All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial position and results of operations of WCG are measured using WCG’s local currency (Canadian Dollar) as the functional currency. Revenues and expenses of WCG have been translated into U.S.

dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the date of the acquisition of WCG and on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. Presently, it is the Company’s intention to reinvest the undistributed earnings of its foreign subsidiary indefinitely in foreign operations. Therefore, the Company is not providing for U.S. or additional foreign withholding taxes on its foreign subsidiary’s undistributed earnings. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings due to the complexities of the Internal Revenue Code of 1986, as amended, (“IRC”) and the hypothetical nature of the calculations.

Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. Investments in cash equivalents are carried at cost, which approximates fair value. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) and the Canada Deposit Insurance Corporation (CDIC) insurance limits.

At December 31, 2007, approximately $5.5 million of cash was held by WCG and is not freely transferable between the Company and WCG.

Restricted Cash

The Company had approximately $8.5 million and $15.3 million of restricted cash at December 31, 2006 and 2007 as follows:

	December 31,
	2006	2007
Collateral for letters of credit—Contractual obligations	$175,000	$175,000
Escrow—Contractual obligations	2,124,733	1,608,520

Subtotal restricted cash for contractual obligations	2,299,733	1,783,520

Collateral for letters of credit—Reinsured claims losses	6,211,000	6,211,000
Escrow—Reinsured claims losses	—	7,308,675

Subtotal restricted cash for reinsured claims losses	6,211,000	13,519,675

Total restricted cash	8,510,733	15,303,195
Less current portion	2,299,733	8,842,195

	$6,211,000	$6,461,000

Of the restricted cash amount at December 31, 2006 and 2007, $175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations. At December 31, 2006 and 2007, approximately $6.2 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets. Approximately $2.1 million and $1.6 million was held in escrow at December 31, 2006 and 2007, respectively, to fund the Company’s obligations under arrangements with various governmental agencies through the Correctional Services Business (“Correctional Services”) the Company acquired from Maximus, Inc. in October 2006. Further, approximately $1.8 million was restricted and held in trust at December 31, 2007 for reinsurance claims losses under the Company’s general and professional liability reinsurance program and approximately $5.5 million was restricted at December 31, 2007 in relation to the services provided by an acquired captive insurance subsidiary described in note 6 below in lieu of letters of credit for the benefit of a third party insurer.

At December 31, 2007, approximately $6.4 million, $1.8 million, $5.3 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $1.6 million is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Short-Term Investments

As part of its cash management program, the Company from time to time maintains short-term investments. These investments have a term to earliest maturity of less than one year and are comprised of certificates of deposit. These investments are carried at cost, which approximates market and are classified as “Prepaid expenses and other” in the accompanying consolidated balance sheets.

Concentration of Credit Risk

Contracts with governmental agencies and not-for-profit sub recipients of governmental agencies accounted for approximately 86%, 82% and 79% of the Company’s revenue for the years ended December 31, 2005, 2006 and 2007, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, management fee receivable and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates its fair value at December 31, 2006 and 2007.

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

The Company records all accounts receivable amounts at their contracted amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on specific client collection issues. The Company pays particular attention to amounts outstanding for 365 days and longer. Any account receivable older than 365 days is generally deemed uncollectible and written off or fully allowed for unless the Company has specific information from the payer that payment for those amounts is forthcoming. In circumstances where the Company is aware of a specific payer’s inability to meet its financial obligation, the Company records a specific addition to its allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect.

Under certain of the Company’s contracts, billings do not coincide with revenue recognized on the contract due to payer administrative issues. These unbilled accounts receivable represent revenue recorded for which no amount has been invoiced and for which the Company does not expect to provide an invoice until after the next reporting period. Unbilled amounts are considered current when billed, which generally occurs within one year from the date of service.

The Company’s write-off experience for the years ended December 31, 2005 and 2006 was less than 1% of the Company’s revenue, and for the year ended December 31, 2007 was approximately 2% of the Company’s revenue. The Company’s write-off experience increased from 2006 to 2007 due to the write-off in 2007 of approximately $4.0 million of revenue recognized in the amount of approximately $2.0 million in each of 2005 and 2006 under its annual block purchase contract with The Community Partnership of Southern Arizona (“CPSA”) in excess of the annual funding allocation amount.

Property and Equipment

Property and equipment are stated at historical cost, or at fair value if acquired by acquisition. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Maintenance and repairs are charged to earnings when they are incurred. Upon the disposition of any asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluation of goodwill completed as of December 31, 2007 resulted in no impairment loss.

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to management contracts, customer relationships, restrictive covenants, software licenses and developed technology acquired in 2005, 2006 and 2007 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

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

Accrued Transportation Costs

Transportation costs are estimated and accrued in the month the services are rendered by outsourced providers utilizing gross reservations for transportation services less cancellations and average costs per transportation service by customer contract. Average costs per contract are derived by utilizing historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Adjustments to those accruals are made based on reconciliations with actual costs incurred. Accrued transportation costs amounted to approximately $24.6 million at December 31, 2007.

Deferred Financing Costs

The Company capitalizes expenses incurred in connection with its long-term debt obligations and amortizes them over the term of the respective debt agreements. The Company incurred approximately $10.9 million in deferred financing costs in December 2007 in connection with a new credit facility with its senior creditor as described in note 8 below. Deferred financing costs are amortized to interest expense on a straight-line basis over the term of the credit facility. Deferred financing costs, net of amortization, totaling approximately $365,000 and $10.7 million at December 31, 2006 and 2007, are included in “Other assets” in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue at the time services are rendered at predetermined amounts stated in its contracts and when the collection of these amounts is considered to be reasonably assured.

At times the Company may receive funding for certain services in advance of services actually being rendered. These amounts are reflected in the accompanying consolidated balance sheets as deferred revenue until the actual services are rendered.

As services are rendered, documentation is prepared describing each service, time spent, and billing code under each contract to determine and support the value of each service provided. This documentation is used as a basis for billing under the Company’s contracts. The billing process and documentation submitted under its contracts vary among payers. The timing, amount and collection of the Company’s revenues under these contracts are dependent upon its ability to comply with the various billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to the Company under a contract or result in adjustments to amounts billed.

The performance of the Company’s contracts is subject to the condition that sufficient funds are appropriated, authorized and allocated by each state, city or other local government. If sufficient appropriations, authorizations and allocations are not provided by the respective state, city or other local government, we are at risk of immediate termination or renegotiation of the financial terms of the Company’s contracts.

Social Services segment

Fee-for-service contracts.    Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates.

Cost based service contracts.    Revenues from the Company’s cost based service contracts in California are recorded at one-twelfth of the annual contract amount less allowances for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. The Company annually submits projected costs for the coming year, which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After June 30, which is the contracting payers’ year end, the Company submits cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to the Company for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date the Company submits the cost report. In cases where funds paid to the Company exceed the allowable costs to provide services under contract, the Company may be required to pay back the excess funds.

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

Annual block purchase contract.    The Company’s annual block purchase contract with CPSA requires it to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. The Company must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. The Company is obliged to provide services only to those clients with a demonstrated medical necessity. The annual funding allocation amount is subject to increase when the Company’s encounters exceed the contract amount; however, such increases in the annual funding allocation amount are subject to government appropriation and may not be approved. There is no contractual limit to the number of eligible beneficiaries that may be assigned to the Company, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, the Company is at-risk if the costs of providing necessary services exceed the associated reimbursement.

The Company is required to regularly submit service encounters to CPSA electronically. On an on-going basis and at the end of CPSA’s June 30 fiscal year, CPSA is obligated to monitor the level of service encounters. If the encounter data is not sufficient to support the year-to-date payments made to the Company, unless waived, CPSA has the right to prospectively reduce or suspend payments to the Company.

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

The Company recognizes revenue from its annual block purchase contract corresponding to the service encounter value. If the Company’s service encounter value is less than 90% of the amounts received from CPSA, unless waived, the Company recognizes revenue equal to the service encounter value and defers revenue for any excess amounts received. CPSA has not reduced, withheld, or suspended any payments and the Company believes its encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

If the Company’s service encounter value equals 90% of the amounts received from CPSA, the Company recognizes revenue at the contract amount, which is one-twelfth of the established annual contract amount each month.

If the Company’s service encounter value exceeds 90% of the contract amount, the Company recognizes revenue in excess of the annual funding allocation amount if collection is reasonably assured. The Company evaluates factors such as cash receipt or written confirmation regarding payment probability related to the determination of whether any such additional revenue over the contractual amount is considered to be reasonably assured.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of the Company’s contractual obligations.

Management agreements.    The Company maintains management agreements with a number of not-for-profit social services organizations whereby it provides certain management services for these organizations. In exchange for the Company’s services, the Company receives a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee.

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

The costs associated with generating the Company’s management fee revenue are accounted for in client service expense and in general and administrative expense in the accompanying consolidated statements of income.

NET Services segment

Capitation contracts.    Approximately 91% of the Company’s non-emergency transportation services revenue is generated under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with the Company’s payers result from per-member monthly fees based on the number of participants in its payer’s program.

Fee-for-service contracts.    Revenues earned under fee-for-service contracts are recognized when the service is provided. Revenues under these types of contracts are based upon contractually established billing rates less allowance for contractual adjustments. Estimates of contractual adjustments are based upon payment terms specified in the related agreements.

Other Comprehensive Income

Other comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. Other comprehensive income was solely derived from foreign currency translation adjustments which amounted to approximately $1.1 million for the year ended December 31, 2007.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance which includes amounts for state and federal net operating loss carryforwards as more fully described in note 15 below for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

Stock-Based Compensation Arrangements

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” to account for its stock-based compensation plans as more fully described in note 14 below.

Prior to January 1, 2006, the Company followed the intrinsic value method of accounting for stock-based compensation plans. The following table reflects net income and earnings per share had the Company’s stock options been accounted for using the fair value method for the periods prior to January 1, 2006:

Year ended December 31, 2005
Net income as reported	$9,425,446
Add—Employee stock-based compensation expense included in reported net income, net of income tax benefit	298,414
Less—Employee stock-based compensation expense determined under fair value based method for all awards, net of income tax benefit	6,866,961

Adjusted net income	$2,856,899

Earnings per share:
Basic—as reported	$0.97

Basic—as adjusted	$0.30

Diluted—as reported	$0.95

Diluted—as adjusted	$0.29

Reinsurance and Self-Funded Insurance Programs

Reinsurance

The Company reinsures a substantial portion of its general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities the Company manages under reinsurance programs though the Company’s wholly-owned subsidiary Social Services Providers Captive Insurance Company (“SPCIC”). The Company also provides reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to its employees, certain members of the network of subcontracted transportation providers and independent third party providers under the Company’s NET Services segment through the Company’s wholly-own subsidiary Provado Insurance Services, Inc. (“Provado”). These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at December 31, 2006 and 2007 were approximately $1.4 and $1.7 million. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2007 was approximately $423,000. The excess premium over the Company’s expected losses may be used to fund SPCIC’s operating expenses, any deficit arising in the workers’ compensation liability coverage, to provide for surplus reserves and to fund other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at December 31, 2006 and 2007 was approximately $1.2 million and $1.3 million, respectively, which was ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2007 was approximately $2.0 million.

SPCIC had restricted cash of approximately $6.2 million and $8.0 million at December 31, 2006 and 2007, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and the Company’s experience. Although the Company believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Provado:

Under a reinsurance agreement with a third-party insurer, Provado retains the first $250,000 of each loss for each line of coverage. Provado also retains a finite corridor in the $750,000 excess of the $250,000 layer of coverage. This corridor is subject to an annual aggregate based on an annually determined composite rate per vehicle covered. Provado’s aggregate reinsurance limit equals 120% of the gross written premiums totaling $5.3 million for the year ended December 31, 2007. The third-party insurer retains approximately 7.7% of the gross written premiums and a ceding commission of 18.0%.

The liabilities for expected losses and loss adjustment expenses are based primarily on individual case estimates for losses reported by claimants. An estimate is provided for losses and loss adjustment expenses incurred but not reported on the basis of claim experience and claim experience of the industry. These estimates are regularly reviewed by independent consulting actuaries and, as experience develops and new information becomes known, are adjusted as necessary.

Health Insurance

The Company offers its employees an option to participate in a self-funded health insurance program. With respect to the Company’s social services operating segment and for the program year ended June 30, 2007, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total annual claims up to $6.7 million. Effective July 1, 2007, the Company renewed its stop-loss umbrella policy under substantially the same terms as the prior year policy except for the maximum potential liability for total claims which may change substantially depending on member enrollment. With respect to the Company’s NET Services operating segment, the Company offers self-funded health insurance and dental plans to its employees. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability to $75,000 per incident and a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plans of approximately $746,000 and $1.4 million as of December 31, 2006 and 2007, respectively, was recorded in “Reinsurance liability reserve” in the Company’s consolidated balance sheets.

The Company charges its employees a portion of the costs of the Company’s self-funded group health insurance programs, and the Company determines this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between the Company’s projections and its actual experience is borne by the Company. The Company estimates potential obligations for liabilities under this program to reserve what it believes to be a sufficient amount to cover liabilities based on the Company’s past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what the Company reserves could have a material adverse effect on its financial results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, purchased transportation costs, loss reserves for certain reinsurance and self-funded insurance programs, stock-based compensation, and foreign currency translation.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. The Company is not aware of any issues that would cause a significant amount of unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties as a component of income tax expense. The Company is subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States, four years for Canada, and between eighteen months and four years for states. The Company is subject to the following material taxing jurisdictions: United States, Arizona, California, Florida, Georgia, North Carolina, Pennsylvania, and Virginia. The tax years that remain open to examination by the United States, Florida, Georgia, North Carolina and Virginia jurisdictions are years ended December 31, 2004, December 31, 2005, and December 31, 2006; the Arizona and California filings that remain open to examination are years ended December 31, 2003, December 31, 2004, December 31, 2005, and December 31, 2006; the Pennsylvania filings that remain open to examination are years ended December 31, 2005, and December 31, 2006. The Company is currently under audit by the state of Arizona for its state income tax returns for all open tax return periods through December 31, 2005.

Pending Accounting Pronouncements

FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the year ending December 31, 2008 for the Company). Early application of the provisions of SFAS 157 is encouraged. The Company is evaluating the effect, if any, of adopting SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the year ending December 31, 2008 for the Company). Early application of the provisions of SFAS 159 is permitted. The Company is evaluating the effect, if any, of adopting SFAS 159 on its consolidated financial statements. The Company has not elected the fair value option for any financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

2.    Other Receivables

At December 31, 2007, insurance premiums of approximately $1.3 million and $371,000 were receivable from third parties related to the reinsurance activities of Provado and SPCIC, respectively, as more fully described in note 1 above. The insurance premiums receivable was classified as “Other Receivables” in the accompanying consolidated balance sheet.

Based on certain provisions of the Company’s previous credit agreement with CIT Healthcare LLC, a significant portion of the Company’s collections on accounts related to its operating activities were deposited into lockbox accounts to insure payment of outstanding obligations to CIT Healthcare LLC. As of December 31, 2006 and 2007, the amount due to the Company from CIT Healthcare LLC under lockbox arrangements totaled approximately $828,000 and $322,000, respectively, and was classified as “Other receivables” in the Company’s consolidated balance sheet.

3.    Prepaid Expenses and Other

Prepaid expenses and other comprised the following:

	December 31,
	2006	2007
Prepaid payroll	$1,887,345	$2,094,580
Prepaid insurance	1,132,994	2,309,746
Prepaid rent	312,988	672,852
Consulting fees receivable	500,000	—
Provider advances	—	640,345
Inventory	—	230,124
Prepaid maintenance agreements and copier leases	—	423,769
Prepaid bus tokens and passes	—	712,614
Prepaid commissions and brokerage fees	—	456,900
Investments in certificates of deposit	188,969	509,337
Other	261,701	1,503,383

Total prepaid expenses and other	$4,283,997	$9,553,650

4.    Notes Receivable

Notes receivable included the following:

	Interest Rate	December 31,
		2006	2007
Unsecured promissory note from The ReDCo Group, a managed entity, with principal and interest due in eight equal quarterly installments beginning October 2007 through September 2009	5.0%	$875,000	$525,000

Unsecured promissory note from Family Preservation Community Services, Inc., a managed entity, with principal and interest due in sixty equal monthly installments beginning November 2007 through October 2012	4.5%	407,341	686,152

Unsecured promissory note from FCP, Inc., a managed entity, with principal and interest due in thirty-six equal monthly installments beginning February 2007 through January 2010	9.5%	250,000	180,991

Unsecured promissory note from ArtFare.Org, a third-party entity, with principal and accrued but unpaid interest due upon demand	Prime plus 1.0% 9.25% at December 31, 2006	100,000	—

Unsecured promissory note from Clearfield Jefferson Community Mental Health Center, Inc., a third-party entity, with principal and accrued but unpaid interest due July 2011	5.0%	51,073	51,073

Unsecured promissory note from Triad Family Services, a former managed entity, with principal and accrued interest due in twenty- four equal monthly installments from July 2005 to June 2007	8.0%	30,635	—

		1,714,049	1,443,216
Less current portion		974,643	563,513

		$739,406	$879,703

In October 2007, The ReDCo Group and Family Preservation Community Services, Inc. issued new unsecured promissory notes to the Company. The new notes provide for the extension of the due date for the respective principal and accrued interest amounts owing to the Company.

Accrued interest receivable related to these notes totaled approximately $26,000 and $36,000 at December 31, 2006 and 2007, respectively, and was classified as “Prepaid and other assets” in the accompanying consolidated balance sheets. The notes receivable balances less current portion have been classified as noncurrent assets because they are not expected to be collected within one year from the balance sheet dates.

5.    Notes Receivable from Related Party

In connection with the acquisition of LogistiCare, Inc. (“LogistiCare”) described in note 6 below, the Company entered into a separate stock option cancellation and exchange agreement with each employee of LogistiCare who held options to purchase shares of LogistiCare’s common stock as of the acquisition date. The terms of these agreements provide for, among other things, a loan to be made by the Company to each optionholder in an amount equal to the optionholders’ withholding taxes related to the cancellation and exchange of the optionholders’ in-the-money stock options to purchase shares of LogistiCare’s common stock for shares of the Company’s common stock. Each loan bears interest of 6.0% per annum with principal and accrued interest due within 180 days from the acquisition date. As collateral security for the prompt and complete payment for all obligations under the loans, each optionholder granted a security interest to the Company in the optionholders’ right, title and interest in and to 40% of the shares of the Company’s common stock granted to the optionholders under the stock option cancellation and exchange agreements. The amount due to the Company under these arrangements at December 31, 2007 totaled approximately $2.4 million. Of this amount, approximately $1.7 million was classified as “Notes receivable from related party” in the accompanying consolidated balance sheet. The remaining balance of $715,000 remained uncollected as of the date of the filing of this report on Form 10-K, and was classified as “Common stock subscription receivable” in the accompanying consolidated balance sheet.

Accrued interest receivable related to these loans totaled approximately $8,000 at December 31, 2007, and was classified as “Prepaid and other assets” in the accompanying consolidated balance sheets. The receivable balances have been classified as current assets because they are expected to be collected within one year from the balance sheet date.

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

A final valuation has been performed for the assets and liabilities acquired for A to Z In-Home Tutoring, LLC (“A to Z”), Family Based Strategies, Inc. (“FBS”), W.D. Management, L.L.C., (“WD Management”), Innovative Employment Solutions (“IES”), Correctional Services, and Raystown Development Services, Inc. (“Raystown”), and the excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

Many of the purchase agreements related to the acquisitions described below provide for contingent consideration to be paid by the Company to the seller upon the acquired entity meeting certain contingencies as described in note 16 below.

The Company performed an analysis of its acquisitions and determined that each transaction should be accounted for as a business combination as such term is defined in Emerging Issues Task Force (EITF) Issue

No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

The synergistic benefits realized in the following acquisitions are the primary drivers for the premium paid by the Company in most cases based on the expected increase in cash flow resulting from revenue enhancements and potential costs savings achievable through the acquisition. These synergies are also the primary driver in the amount of goodwill recognized as a result of these acquisitions.

On February 1, 2006, the Company acquired all of the equity interest in A to Z, a Tennessee based provider of home based educational tutoring. The purchase price included $500,000 in cash and approximately $900,000 in debt excluding a $250,000 bridge loan owing to the Company by A to Z at the date of acquisition. On July 7, 2006 and October 31, 2006, the Company entered into separate settlement agreements with the sellers of A to Z to release the Company from its obligation to make any additional purchase price payments to the sellers in exchange for $625,000 and $1.2 million (less approximately $300,000 for the sale by the Company to the seller of certain accounts receivable of A to Z) in cash, respectively, the payment of which was made by the Company to the seller on July 12, 2006 related to the July 7, 2006 settlement agreement and November 3, 2006 related to the October 31, 2006 settlement agreement. The settlement amounts were added to the cost of acquiring A to Z. As a result of these settlement agreements with the sellers, the Company has no further obligations to the sellers under the earn out provision of the purchase agreement. This acquisition expanded the Company’s home and community based social services to include educational tutoring. The cash portion of the purchase price of this acquisition was partially funded from the Company’s acquisition line of credit.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$1,432,197
Additional consideration paid	1,825,000
Estimated costs of acquisition	51,011

$3,308,208

Allocated to:
Working capital	$171,758
Intangibles	545,000
Goodwill	2,591,450

$3,308,208

The above goodwill is tax deductible.

On February 27, 2006, the Company acquired all of the equity interest in FBS, a North Carolina based provider of home based and case management services. The purchase price included $300,000 in cash less any negative working capital and a $75,000 loan owing to the Company by FBS at the date of acquisition. The purchase price also included the payoff of debt obligations of FBS in the amount of approximately $180,000 that was paid by the Company on the date of acquisition. This acquisition expanded the Company’s presence in North Carolina and provides entry into New Jersey.

The following represents the Company’s allocation of the purchase price:

Consideration:
Payoff of certain of FBS’ debt	$179,739
Estimated costs of acquisition	14,377

$194,116

Allocated to:
Intangibles	$336,594
Deferred tax liability	(5,439)
Other net liabilities	(137,039)

$194,116

The above goodwill is not tax deductible.

Effective April 1, 2006, the Company acquired all of the equity interest in WD Management, a Missouri based management company that provides management services in Missouri. The purchase price included $1.0 million in cash. This acquisition expanded the workforce development services managed by the Company.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$8,730,040
Estimated costs of acquisition	285,363

$9,015,403

Allocated to:
Intangibles	$6,351,000
Earn out liability	(8,894,115)
Goodwill	11,558,518

$9,015,403

On May 9, 2007, the Company paid approximately $7.7 million to the sellers of WD Management under contingent consideration provisions of the associated purchase agreement. The fair value of the identifiable assets acquired in this transaction exceeded that portion of the purchase price paid by the Company before any contingency amount at the acquisition date. The fair value of the additional consideration paid to the sellers on May 9, 2007 approximated the earn out liability initially allocated at the acquisition date and was funded through the Company’s acquisition line of credit. Under the contingent consideration provisions of the purchase agreement, the Company is obligated to pay the contingent consideration in 2008 as more fully described in note 16 below. The value of any additional contingent consideration paid to the sellers will be recorded as goodwill. The goodwill amount is tax deductible.

Effective August 1, 2006, the Company acquired substantially all of the assets of IES, a division of Ross Education, LLC. IES is a Michigan based provider of workforce development services. IES also provides workforce development services in Pennsylvania, West Virginia and New York. The purchase price consisted of cash totaling $9.0 million which included $1.2 million for excess working capital received at closing under a working capital adjustment provision of the purchase agreement (less approximately $1.3 million placed into escrow as security against indemnification obligations, working capital adjustments and payment of the purchase price). The purchase price was funded from proceeds from the Company’s follow-on offering of its common stock completed in April 2006. This acquisition expanded the Company’s existing workforce development service continuum.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$8,950,000
Estimated costs of acquisition	201,804

$9,151,804

Allocated to:
Working capital	$2,241,735
Intangibles	2,718,000
Goodwill	4,192,069

$9,151,804

The above goodwill is tax deductible.

Effective September 30, 2006, the Company acquired all of the assets of Correctional Services. The business provides misdemeanant private probation supervision services in Florida, Georgia, South Carolina, Tennessee and Washington. The purchase price consisted of cash totaling $3.0 million, the assumption of deferred compensation liability limited to $250,000, and contingent liabilities related to the purchased assets, assigned contracts and a subcontract agreement that was entered into simultaneously with this asset purchase agreement. The acquisition closed on October 5, 2006 and was effective as of September 30, 2006 except for those locations where payer consent or provider certification was required as set forth in the agreement. From September 30, 2006 until all payer consents or provider certifications were obtained, the Company provided services to those locations where payer consent or provider certification was not obtained as of October 5, 2006 under a subcontract with Maximus. Subsequent to October 5, 2006, all payer consents and provider certifications were obtained and the subcontract agreement was terminated. The results of operations of Correctional Services are included in the Company’s consolidated financial statements from September 30, 2006. The purchase price was funded from proceeds from the Company’s follow-on offering of its common stock completed in April 2006. This acquisition provided an entry into the state of Washington and further expanded the Company’s human services delivery platform and enables the Company to introduce private probation services into additional markets where privatized probation services are sponsored.

The following represents the Company’s allocation of the purchase price:

Consideration:
Cash	$3,000,000
Estimated costs of acquisition	138,061

$3,138,061

Allocated to:
Working capital	$964,459
Intangibles	1,764,500
Goodwill	409,102

$3,138,061

The above goodwill is tax deductible.

Effective January 1, 2007, the Company acquired all of the assets of the Behavioral Health Rehabilitation Services business of Raystown. The business provides in-home counseling and school based services in Pennsylvania. The purchase price consisted of cash totaling $500,000. The purchase price was funded by cash flow from operations. This acquisition further expanded the Company’s home and community based services in Pennsylvania.

The following represents the Company’s allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$500,000
Estimated costs of acquisition	116,688

$616,688

Allocated to:
Fixed assets	$5,570
Intangibles	166,093
Goodwill	445,025

$616,688

The above goodwill is tax deductible.

On August 1, 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary of the Company, acquired all of the equity interest in WCG, a Victoria, British Columbia based workforce initiative company with operations in communities across British Columbia. The purchase price included $10.1 million in cash (less certain adjustments contained in the purchase agreement) and the sellers’ investment banking fees which were reimbursed by the Company, and 287,576 exchangeable shares issued by PSC valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes, the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”) beginning after December 31, 2008. The Exchangeable Shares represent ownership in PSC and are accounted for as non-controlling interest. This acquisition expanded the Company’s workforce development service offering and extended the Company’s geographical service delivery into Canada. The cash portion of the purchase price was funded through the Company’s acquisition line of credit.

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$10,064,900
Exchangeable shares	7,648,946
Estimated costs of acquisition	1,232,833

$18,946,679

Allocated to:
Working capital	$5,080,448
Fixed assets	911,194
Goodwill	9,719,287
Intangibles	4,822,910
Other assets	20,542
Deferred tax liabilities	(1,607,702)

$18,946,679

Currently, the above goodwill is not expected to be tax deductible.

On October 5, 2007, the Company’s wholly-owned subsidiary, Children’s Behavioral Health, Inc. (“CBH”), acquired substantially all of the assets of Family & Children’s Services, Inc. (“FCS”) located in Sharon, Pennsylvania. The purchase price consisted of approximately $8.2 million in cash and the balance in a $1.8 million subordinated promissory note that bears a fixed interest rate of 4% per annum. Under the terms of the promissory note, $300,000 is payable in six months and $1.5 million is payable in 30 months from the date of acquisition. This acquisition expanded the Company’s home and school based behavioral health rehabilitation services into northwestern Pennsylvania. The cash portion of this acquisition was funded with the Company’s operating cash and borrowings under the Company’s acquisition line of credit.

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$8,200,000
Note payable	1,800,000
Estimated costs of acquisition	437,096

$10,437,096

Allocated to:
Fixed assets	$158,772
Intangible assets	7,173,359
Goodwill	2,104,965
Working capital	1,000,000

$10,437,096

Currently, the above goodwill is expected to be tax deductible.

Effective December 7, 2007, the Company acquired all of the outstanding equity of Charter LCI Corporation (“Charter LCI”), the parent company of LogistiCare. LogistiCare, based in College Park, Georgia, is the nation’s largest case management provider coordinating non-emergency transportation services primarily to Medicaid recipients. The $220 million purchase price consisted primarily of cash but also included 418,952 shares of the Company’s common stock valued at approximately $13.2 million in accordance with the provisions of the purchase agreement ($12.3 million for accounting purposes). These shares were issued in exchange for the cancellation of LogistiCare employee stock options. The purchase price was paid with funds drawn down on new credit facilities and proceeds received from a private placement of the Company’s senior subordinated notes as more fully described in note 8 below. By adding non-emergency transportation services to its service offering, the Company is able to focus on better managing the front end of the Medicaid service delivery system ultimately saving government payers money through combined transportation case management services and home based social services.

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$210,975,731
Common stock	12,346,515
Transaction costs	5,737,150

$229,059,396

Allocated to:
Working capital deficit	$(23,102,017)
Property and equipment	7,265,578
Other assets	734,958
Intangible assets	60,400,000
Goodwill	202,868,683
Net deferred tax liabilities	(19,107,806)

$229,059,396

Currently, the above goodwill is not expected to be tax deductible.

Goodwill and Intangibles

The amount allocated to intangibles represents acquired customer relationships, management contracts, restrictive covenants, software licenses and developed technology. The Company valued customer relationships and the management contracts acquired in these acquisitions based upon expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services in the case of customer relationships, and management and administrative services provided to the managed entity with respect to the acquired management contract.

The following table summarizes the allocation of purchase price to intangible assets at December 31, 2006 and 2007 for intangible assets acquired in 2005, 2006 and 2007:

	Estimated Useful Life	Gross Carrying Amount
		December 31,
		2006	2007
Intangible assets acquired in 2005
Management contracts	10 Yrs	$1,449,000	$1,449,000
Customer relationships	15 Yrs	9,515,000	9,515,000
Restrictive covenants	5 Yrs	35,000	35,000

Total intangible assets acquired in 2005	14.3 Yrs	$10,999,000	$10,999,000

Intangible assets acquired in 2006
Management contracts	10 Yrs	$6,326,000	$6,326,000
Customer relationships	15 Yrs	3,773,000	3,559,594
Customer relationships	10 Yrs	1,417,000	1,417,000
Restrictive covenants	5 Yrs	75,000	75,000
Software license	5 Yrs	337,500	337,500

Total intangible assets acquired in 2006	11.3 Yrs	$11,928,500	$11,715,094

Intangible assets acquired in 2007
Customer relationships	15 Yrs		$66,339,063
Developed technologies	6 Yrs		6,000,000
Restrictive covenants	5 Yrs		10,194
Software license	5 Yrs		496,428

Total intangible assets acquired in 2007	14.2 Yrs		$72,845,685

No significant residual value is estimated for these intangible assets. Amortization expense will be recognized on a straight-line basis over the estimated useful life.

Changes in goodwill were as follows:

	Behavioral Health Services	NET Services	Consolidated Total
Balance at December 31, 2005	$44,731,646	$—	$44,731,646
Adjustment for costs of the Children’s Behavioral Health, Inc., Transitional Family Services, Inc., AlphaCare Resources, Inc., Maple Services, LLC and Maple Star Nevada acquisitions	1,094,859	—	1,094,859
A to Z acquisition	2,591,450	—	2,591,450
WD Management	2,684,363	—	2,684,363
IES acquisition	4,205,479	—	4,205,479
Correctional Services	1,348,466	—	1,348,466

Balance at December 31, 2006	56,656,263	—	56,656,263
Adjustment for the collection of pre-acquisition accounts receivable collected subsequent to the acquisition of Correctional Services	(939,363)	—	(939,363)
Maple Star Nevada earn out payment	569,420	—	569,420
WD Management estimated earn out payment	8,874,155	—	8,874,155
Raystown acquisition	445,025	—	445,025
WCG acquisition, including foreign currency translation adjustment	10,262,081	—	10,262,081
FCS acquisition	2,104,965	—	2,104,965
LogistiCare acquisition	—	202,868,683	202,868,683
Miscellaneous	(130,932)	—	(130,932)

Balance at December 31, 2007	$77,841,614	$202,868,683	$280,710,297

The total amount of goodwill that was deductible for income tax purposes for acquisitions in 2006 and 2007 was as follows:

	2006	2007
Deductible goodwill	$12,275,942	$19,625,503

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Raystown, WCG, MSO, FCS and LogistiCare had occurred on January 1, 2006 or 2007. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2006 or 2007.

	Year ended December 31,
	2006	2007
Revenue	$484,241,027	$619,486,510
Net income	$849,234	$9,752,910
Diluted earnings per share	$0.07	$0.80

7.	Detail of Other Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2006	2007
Land	—	$20,000	$20,000
Building	39 years	230,000	230,000
Furniture and equipment	3-7 years	6,691,672	17,060,510

		6,941,672	17,310,510
Less accumulated depreciation		4,158,021	5,748,839

		$2,783,651	$11,561,671

Depreciation expense was approximately $928,000, $1.1 million and $1.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Intangible assets consisted of the following:

			December 31,
			2006		2007
	Estimated Useful Life		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs		$12,849,562	$(2,071,417)	$12,849,562	$(3,437,319)
Customer relationships	15 Yrs		18,415,900	(1,954,965)	84,541,557	(3,658,733)
Customer relationships	10 Yrs		1,417,000	(35,425)	1,417,000	(177,125)
Developed technology	6 Yrs		—	—	6,000,000	(67,204)
Software license	5 Yrs		337,500	(16,875)	833,928	(125,744)
Restrictive covenants	5 Yrs		110,000	(19,149)	120,194	(41,998)
Restrictive covenants	3 Yrs		30,000	(25,000)	30,000	(30,000)

Total	13.7 Yrs	*	$33,159,962	$(4,122,831)	$105,792,241	$(7,538,123)

*	Weighted-average amortization period

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $1.2 million, $2.4 million and $3.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. The total amortization expense is estimated to be approximately $8.3 million for each of 2008, 2009, 2010 and 2011, and approximately $8.1 million for 2012, based on completed acquisitions as of December 31, 2007.

Accrued expenses consisted of the following:

	December 31,
	2006	2007
Accrued compensation	$7,978,279	$12,364,020
Accrued earnout payment to WD Management	7,750,000	8,894,115
Income taxes payable	256,282	1,921,086
Accrued interest payable	71,725	1,484,517
Due to subcontracted transportation providers	—	2,281,522
Other	5,531,457	9,692,979

	$21,587,743	$36,638,239

8.	Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31,
	2006	2007
Unsecured notes repaid during 2007	$332,379	$—
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	618,680	618,680
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008 and all remaining unpaid principal and any accrued and unpaid interest due April 2010	—	1,800,000
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	—	70,000,000
$40,000,000 revolving loan, LIBOR plus 3.5% (effective rate of 8.73% at December 31, 2007) through December 2012	—	—
$173,000,000 term loan, LIBOR plus 3.5% with principal and interest payable no less frequently than quarterly (as described below) through December 2013	—	173,000,000

	951,059	245,418,680
Less current portion	332,379	8,950,000

	$618,680	$236,468,680

Annual maturities of long-term obligations as of December 31, 2007 are as follows:

Year	Amount
2008	$8,950,000
2009	$12,975,000
2010	$19,418,680
2011	$21,625,000
2012	$25,950,000
Thereafter	$156,500,000

Convertible senior subordinated notes.

On November 13, 2007, the Company issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”), under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein. The proceeds of $70.0 million were initially placed into escrow and were released on December 7, 2007 to partially fund the cash portion of the purchase price. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including the Company’s new credit facility with CIT Capital Securities LLC (“CIT”) described below.

In connection with the Company’s issuance of the Notes, the Company entered into an Indenture between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”).

The Company will pay interest on the Notes in cash semiannually in arrears on May 15 and November 15 of each year beginning on May 15, 2008. The Notes will mature on May 15, 2014.

The Notes are convertible, under certain circumstances, into common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Notes. In the event of a fundamental change as described in the Indenture, each holder of the notes shall have the right to require the Company to repurchase the Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares of the Company’s capital stock; (ii) a merger or consolidation of the Company with or into another entity, merger of another entity into the Company, or the sale, transfer or lease of all or substantially all of the Company’s assets to another entity (other than to one or more of the Company’s wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of the Company’s capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of the Company’s common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted the Company’s board of directors, together with any new directors whose election to the Company’s board of directors or whose nomination for election by the Company’s stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of the Company’s board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of the Company is approved by its board of directors or the Company’s shareholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

The Indenture contains customary terms and provisions that provide that upon certain events of default, including, without limitation, the failure to pay amounts due under the Notes when due, the failure to perform or observe any term, covenant or agreement under the Indenture, or certain defaults under other agreements or instruments, occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may declare the principal of the Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. Upon any such declaration, such principal, premium, if any, and interest shall become due and payable immediately. In the case of certain events of bankruptcy or insolvency relating to the Company or any significant subsidiary of the Company, the principal amount of the Notes together with any accrued interest through the occurrence of such event shall automatically become and be immediately due and payable without any declaration or other act of the Trustee or the holders of the Notes.

The Notes were registered under the Securities Act of 1933 effective February 11, 2008.

Credit facility.

On December 7, 2007, the Company entered into a Credit and Guaranty Agreement, or the Credit Agreement, with CIT Healthcare LLC, as administrative agent, Bank of America, N.A. and SunTrust Bank, as co-documentation agents, ING Capital LLC and Royal Bank of Canada, as co-syndication agents, other lenders party thereto, and CIT, as sole lead arranger and bookrunner. The Credit Agreement replaced the Company’s previous credit facility with CIT Healthcare LLC.

The Credit Agreement provides the Company with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, the Company borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by the Company to acquire LogistiCare; (ii) refinance all of the existing indebtedness under its second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of the Company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. The Company intends to draw down on the revolving credit facility from time-to-time for these uses.

Under the Credit Agreement the outstanding principal amount of the loans accrues interest at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement) at the Company’s election. The Company may, from time-to-time, request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 2.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 3.5%). The conversion to a LIBOR Loan may be selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months is selected by the Company interest is payable quarterly. If not renewed by the Company subject to CIT approval, the loan will automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to the Company’s term loan at December 31, 2007 was 8.73%. In addition, the Company is subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of December 31, 2007, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2007, there were seven letters of credit in the amount of approximately $13.1 million collateralized under the revolving credit facility. At December 31, 2007, the Company’s available credit under the revolving credit facility was $26.9 million.

The Company may make one request that an additional term loan be made in an amount not to exceed $40.0 million for the sole purpose of funding any earnout obligation of the Company under the purchase agreement related to the acquisition of LogistiCare (the “Incremental Term Loan”); provided, however, that no default or event of default (as defined in the Credit Agreement) has occurred and continues as of the date of such request. The Incremental Term Loan, if requested by the Company and approved by CIT, will be made pursuant to substantially the same terms as the term loan facility described above except that the interest rate applied to this loan may be higher than the interest rate applied to the term loan facility as provided for under the Credit Agreement.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, and events of default and other terms and conditions. In addition, the Company is required to maintain certain financial covenants under the Credit Agreement. Further, the Company is prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

The Company’s obligations under the Credit Facility are guaranteed by all of its present and future domestic subsidiaries (the “Guarantors”) other than the Company’s insurance subsidiaries and managed entities. The Company’s and each Guarantors’ obligations under the Credit Facility are secured by a first priority lien, subject to certain permitted encumbrances, on the Company’s assets and the assets of each Guarantor, including a pledge of 100% of the issued and outstanding stock of the Company’s domestic subsidiaries and 65% of the issued and outstanding stock of its first tier foreign subsidiaries. If an event of default occurs, including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or other particular covenant defaults, as more fully described in the Credit Agreement, the required lenders may cause CIT to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Credit Agreement, the initiation of any bankruptcy or related proceedings will automatically cause all unpaid principal and any accrued and unpaid interest and all fees and expenses to become due and payable. In addition, it is an event of default under the Credit Agreement if the Company defaults on any indebtedness having a principal amount in excess of $5.0 million.

Each extension of credit under the Credit Facility is conditioned upon: (i) the accuracy in all material respects of all representations and warranties in the definitive loan documentation; and (ii) there being no default or event of default at the time of such extension of credit. Under the repayment terms of the Credit Agreement, the Company is obligated to repay the term loan in quarterly installments on the last day of each calendar quarter, commencing on March 31, 2008, so that the following percentages of the term loan borrowed on the closing date are paid as follows: 5% in 2008, 7.5% in 2009, 10% in 2010, 12.5% in 2011, 15% in 2012 and the remaining balance in 2013. With respect to the revolving credit facility, the Company must repay the outstanding principal balance and any accrued but unpaid interest by December 2012. The Company may at any time and from time-to-time prepay the Credit Facility without premium or penalty, provided that it may not re-borrow any portion of the term loan repaid.

The Company agreed with CIT to subordinate its management fee receivable pursuant to management agreements established with the Company’s managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to the Company are subordinated to the claims of CIT in the event one of these managed entities defaults under its credit facility with CIT Healthcare LLC.

9.    Business Segments

The Company’s operations are organized and reviewed by management along its services lines. Upon the consummation of the acquisition of LogistiCare on December 7, 2007, the Company now operates in two reportable segments: Social Services and NET Services. The Company operates these reportable segments as separate divisions and differentiates the segments based on the nature of the services they offer. The following describes each of the Company’s segments and its corporate services area.

Social Services.    Social Services includes government sponsored social services that the Company has historically offered. Primary services in this segment include home and community based counseling, foster care and not-for-profit management services. Social Services is a separate division of the Company with management and service offerings distinct from the Company’s NET Services segment.

NET Services.    NET Services includes managing the delivery of non-emergency related transportation services. NET Services is a separate division of the Company with operational management and service offerings distinct from the Company’s Social Services operating segment.

Corporate.    Corporate includes accounting and finance, information technology, payroll and human resources and various other overhead charges, all of which were directly allocated to the operating segments.

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those described in note 1 above. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including client services expense, general and administrative expense, and depreciation and amortization) but is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest income and interest expense. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. All intercompany transactions have been eliminated. There are no intersegment revenues or transfers.

The following table sets forth certain financial information attributable to the Company’s business segments for the year ended December 31, 2007 (the first year the Company operated in two reportable segments). In addition, none of the segments have significant noncash items other than depreciation and amortization in reported income.

	For the year ended December 31, 2007
	Social Services	NET Services	Corporate(a)(b)	Consolidated Total
Revenues	$262,198,859	$22,866,709	$101,051	$285,166,619

Operating income	$23,265,781	$2,345,335	$101,051	$25,712,167

Depreciation and amortization	$4,496,197	$492,898	$—	$4,989,095

Net interest expense	$(209,264)	$1,810,776	$—	$1,601,512

Total assets	$211,109,778	$318,945,932	$21,927,945	$551,983,655

Capital expenditures	$1,196,150	$158,045	$594,843	$1,949,038

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets include cash totaling approximately $18.0 million, notes receivable totaling approximately $2.2 million, property and equipment totaling approximately $1.1 million, and other assets of approximately $700,000.

The following table details the Company’s revenues, net income and long-lived assets by geographic location.

	For the year ended December 31, 2007
	United States	Canada	Consolidated Total
Revenue	$271,853,847	$13,312,772	$285,166,619

Net income	$13,519,068	$869,606	$14,388,674

Long-lived assets	$374,053,183	$16,472,903	$390,526,086

There was no single payer from which 10% or more of the Company’s revenue was derived for the year ended December 31, 2007.

10.    Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the year ended December 31, 2007, the Company granted a total of 139,900 ten-year options under its 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the non-employee members of its board of directors and certain key employees. The option exercise prices ranged from $21.84 to $27.12 and the options vest in equal installments on the first, second and third anniversary of the grant date. The weighted-average fair value of the options granted in 2007 totaled $10.75 per share.

The Company granted a total of 143,500 shares of restricted stock to certain executive officers, non-employee directors and key employees of the Company in 2007. These awards vest equally and at various times over the next three years. The weighted-average fair value of the restricted stock awards granted during in 2007 totaled $26.79 per share.

The Company issued 54,468 shares of its common stock to its employees upon the vesting of certain restricted stock awards granted in 2006 under the Company’s 2006 Plan. In connection with the vesting of these restricted stock awards, 2,621 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the Federal and state taxing authorities. These shares were placed in treasury.

In 2007, the Company issued 4,575 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan, and 118,971 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan.

In connection with the acquisition of WCG in August 2007, PSC (one of the Company’s subsidiaries) issued 287,576 Exchangeable Shares. The Exchangeable Shares are preferred stock issued by PSC. The Company recorded the value of the Exchangeable Shares issued as non-controlling interest in the accompanying consolidated balance sheet. The preferred shares of PSC are not eligible for any dividends or liquidating distributions of PSC, therefore no income of PSC has been allocated to the non-controlling interest.

The Company issued 407,251 shares of its common stock as of December 31, 2007 of the total number of shares of common stock to be issued of 418,952 to holders of stock options to purchase common stock shares of LogistiCare under a stock option cancellation and exchange agreement in connection with the acquisition of LogistiCare in December 2007.

On February 1, 2007, the Company’s board of directors approved a stock repurchase program for up to one million shares of its common stock. The Company may purchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. In 2007, the Company spent approximately $10.9 million to purchase 462,500 shares of its common stock in the open market.

At December 31, 2006 and 2007, there were 12,171,127 and 12,756,392 shares of the Company’s common stock outstanding, respectively, (including 146,905 treasury shares at December 31, 2006 and 612,026 treasury shares at December 31, 2007) and no shares of preferred stock outstanding.

The following table reflects the total number of shares of the Company’s common stock reserved for future issuance as of December 31, 2007:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	1,138,258
Stock option cancellation and exchange for shares of the Company’s common stock in connection with the acquisition of LogistiCare	11,696
Exchangeable shares issued in connection with the acquisition of WCG that are exchangeable into shares of the Company’s common stock	287,576
Earnout payment related to the acquisition of WD Management	79,742
Convertible senior subordinated notes	2,224,320

Total shares of common stock reserved for future issuance	3,741,592

Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to vote together as a class on all matters submitted to a vote of the Company’s stockholders and are entitled to any dividends that may be declared by the Company’s board of directors. The Company’s common stockholders do not have cumulative voting rights. Upon the Company’s dissolution, liquidation or winding up, holders of the Company’s common stock are entitled to share ratably in the Company’s net assets after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. The Company’s common stockholders do not have preemptive rights to purchase shares of the Company’s stock. The issued and outstanding shares of the Company’s common stock are not subject to any redemption provisions and are not convertible into any other shares of the Company’s capital stock. All outstanding shares of the Company’s common stock are, and the shares of common stock to be issued in any future offering will be, upon payment thereof, fully paid and non-assessable. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock the Company may issue in the future.

11.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2005	2006	2007
Numerator:
Net income	$9,425,446	$9,381,318	$14,388,674
Participating effect of non-controlling interest	—	—	(147,681)

Net income available to common stockholders, basic and diluted	$9,425,446	$9,381,318	$14,240,993

Denominator:
Denominator for basic earnings per share—weighted-average shares	9,667,416	11,472,408	11,744,856
Effect of dilutive securities:
Common stock options and restricted stock awards	217,462	203,915	181,719

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	9,884,878	11,676,323	11,926,575

Basic earnings per share	$0.97	$0.82	$1.21

Diluted earnings per share	$0.95	$0.80	$1.19

The numerator for calculating basic earnings per share is reduced to arrive at net income available to common stockholders for a convertible participating security issued by a subsidiary under the two class method to calculate basic earnings per share. The numerator would be increased to net income for calculating diluted earnings per share if the effect were dilutive. For the year ended December 31, 2007, the effect of the non-controlling interest was antidilutive.

For the years ended December 31, 2005, 2006 and 2007, employee stock options to purchase 7,578, 25,850 and 21,826 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the year ended December 31, 2007 as it would have been antidilutive. Additionally, the weighted-average shares for basic earnings per share for the year ended December 31, 2007 included 20,099 shares anticipated to be issued to the sellers of WD Management under the earnout provisions of the associated purchase agreement.

12.    Leases

Sale-leaseback

The Company sold its corporate office building in Tucson, Arizona in 2005 and leased the office space back. As a result of this transaction, a gain of approximately $185,000 was deferred and is being amortized to income in proportion to rent charged over the initial seven year term of the lease. Approximately $2,260, $27,140 and $27,140 of the realized gain was recognized for the years ended December 31, 2005, 2006 and 2007, respectively. At December 31, 2007, the remaining deferred gain of approximately $128,910 is shown as “Deferred revenue” in the Company’s consolidated balance sheet. The minimum lease payments required by this lease are reflected in the future minimum payments under the non-cancellable operating leases table below.

Capital leases

The Company acquired leases for certain vehicles classified as capital leases in connection with the acquisition of LogistiCare in December 2007. The cost of vehicles under capital leases is included in the accompanying consolidated balance sheet at December 31, 2007 as property and equipment and was approximately $292,000. Accumulated amortization of the leased vehicles at December 31, 2007 was approximately $5,000. Amortization of assets under capital leases is included in depreciation and amortization expense in the consolidated statement of income for the year ended December 31, 2007. Capital lease obligations are included in “Accrued expenses” in the accompanying consolidated balance sheet.

Operating leases

The Company leases many of its operating and office facilities for various terms under non-cancelable operating lease agreements. The leases expire in various years and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is included in current liabilities in the accompanying consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2007:

	Capital Leases	Operating Leases
2008	$226,032	$10,328,470
2009	—	7,924,434
2010	—	5,895,273
2011	—	3,580,068
2012	—	1,441,333
Thereafter	—	193,270

	226,032	$29,362,848

Present value of net minimum lease payments (including current portion of $226,032)	$226,032

Rent expense related to operating leases was approximately $5.0 million, $7.0 million and $10.0 million, for the years ended December 31, 2005, 2006 and 2007, respectively.

13.    Retirement Plan

Social Services

The Company maintains a qualified defined contribution plan under Section 401(k) of the IRC for all employees of its Social Services operating segment as well as corporate personnel. Under the 401(k) plan, employees may elect to defer up to 90% of their compensation, subject to Internal Revenue Service limitations. The Company, at its discretion, may make a matching contribution to the plan. The Company’s contributions to the plan were approximately $137,000, $154,000 and $115,000, for the years ended December 31, 2005, 2006 and 2007, respectively.

On August 31, 2007, the Company’s board of directors adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for the Company’s eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. As of December 31, 2007, there were no participants in the Deferred Compensation Plan.

NET Services

The Company maintains a qualified defined contribution plan under Section 401(k) of the IRC for all employees of its NET Services operating segment. Under this plan, the Company may contribute an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, the Company may also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event will participant shares of the Company’s matching contribution exceed 1% of participants’ compensation for the plan year. For the period from December 7, 2007 (effective date of the LogistiCare acquisition) to December 31, 2007, the Company made contributions to this plan in the amount of approximately $6,000.

The Company also maintains a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of its NET Services operating segment. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. As of December 31, 2007, 19 highly compensated employees participated in this plan.

14.    Stock-Based Compensation Arrangements

The Company provides stock-based compensation under the Company’s 1997 Plan, 2003 Plan and 2006 Plan to employees, non-employee directors, consultants and advisors. These plans have contributed significantly to the success of the Company by providing for the grant of stock-based and other incentive awards to enhance the Company’s ability to attract and retain employees, directors, consultants, advisors and others who are in a position to make contributions to the success of the Company and any entity in which the Company owns, directly or indirectly, 50% or more of the outstanding capital stock as determined by aggregate voting rights or other voting interests and encourage such persons to take into account the long-term interests of the Company and its stockholders through ownership of the Company’s common stock or securities with value tied to the Company’s common stock. The Company, upon stockholder approval of the 2006 Plan in 2006, replaced the 1997 Plan and 2003 Plan with the 2006 Plan. While all awards outstanding under the 1997 Plan and 2003 Plan remain in effect in accordance with their terms, no additional grants or awards will be made under either plan.

To achieve the purposes of the Company’s stock-based compensation program described above, the 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

Stock option awards granted under the 1997 Plan, 2003 Plan and 2006 Plan are generally ten year options granted at fair market value on the date of grant with time based vesting over a period determined at the time the options are granted, ranging from one to four years (which is equal to the requisite service period). The Company does not intend to pay dividends on unexercised options. In addition, these stock options are subject to accelerated vesting provisions if there is a change of control as defined in the respective plans. New shares of the Company’s common stock are issued when the options are exercised.

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of December 31, 2007:

	Number of shares of the Company’s common stock authorized for issuance	Number of shares of the Company’s common stock remaining available for future grants	Number of shares of the Company’s common stock subject to
			Options	Stock Grants
1997 Plan	428,572	—	23,095	—
2003 Plan	1,400,000	—	801,567	—
2006 Plan	800,000	12,989	169,900	143,696

Total	2,628,572	12,989	994,562	143,696

On December 6, 2005, the Company’s board of directors approved the acceleration of the vesting dates of all unvested stock options outstanding under the 1997 Plan and 2003 Plan as of December 29, 2005. The purpose of accelerating the vesting of outstanding unvested options was to enable the Company to avoid recognizing approximately $3.8 million in associated stock-based compensation expense in future periods, of which approximately $2.0 million and $1.3 million would have been recognized in 2006 and 2007, respectively, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006. As a result of the acceleration of vesting of these options, stock-based compensation expense of approximately $549,000 was recognized in 2005. In determining the amount of stock-based compensation expense related to the acceleration of vesting of these options, the Company estimated an expected forfeiture rate for non-employee directors, significant consultants and executive officers as a group of 10% based on historical trends. Similarly, the Company assumed an expected forfeiture rate of 18% for other employees based on historical trends.

The Company follows the fair value recognition provisions of SFAS 123R, which requires companies to measure and recognize compensation expense for all share based payments at fair value. The Company adopted the requirements of SFAS 123R using the modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to individuals prior to the effective date of SFAS 123R that remain unvested on the effective date. Other than certain options previously issued at amounts below fair market value for accounting and reporting purposes in 2003 and the expense associated with the acceleration of vesting of all outstanding stock options in 2005, no other stock-based compensation cost has been reflected in the Company’s net income prior to January 1, 2006. Financial results for prior periods have not been restated for the adoption of SFAS 123R.

SFAS 123R indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R (“APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation”, for recognition purposes. For this purpose, the Company chose to follow the short-cut method prescribed by FASB Staff Position No. FAS 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to calculate its APIC pool amount. There was no effect on the Company’s financial results for 2006 or 2007 related to the application of the short-cut method to determine its APIC pool balance.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated statement of income for the years ended December 31, 2006 and 2007 as all of the outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the years ended December 31, 2006 and 2007 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS 123R and amounted to approximately $192,000 (net of tax of $131,000) and $1.4 million (net of tax of $996,000), respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. Under SFAS 123R, the benefits of tax deductions in excess of the estimated tax benefits of compensation costs recognized for those options are classified as financing cash flows. For the years ended December 31, 2005, 2006 and 2007, the amount of excess tax benefits resulting from the exercise of stock options was approximately $1.2 million, $1.9 million and $680,000, respectively. These amounts are reflected as cash flows from operating activities for the year ended December 31, 2005 and financing activities for the years ended December 31, 2006 and 2007 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period of three years with approximately 23% and 30% recorded as client services expense, and 77% and 70% as general and administrative expense in the Company’s consolidated income statements for the years ended December 31, 2006 and 2007, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2007:

	Year ended December 31, 2007
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	1,005,530	$22.92
Granted	139,900	25.27
Exercised	(123,546)	19.05
Forfeited or expired	(27,322)

Outstanding at end of period	994,562	$23.55	7.5	$4,793,418

Vested or expected to vest at end of period	980,898	$23.52	7.5	$4,759,137

Exercisable at end of period	834,649	$23.14	7.2	$4,392,220

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2005, 2006 and 2007 were as follows:

	Year ended December 31,
	2005	2006	2007
Weighted-average grant date fair value	$8.06	$11.04	$10.75
Options exercised:
Total intrinsic value	$2,943,334	$4,893,878	$1,269,993
Cash received	$2,391,627	$6,485,547	$2,353,495

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock during the year ended December 31, 2007:

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2006	57,500	$26.54
Granted	143,500	$26.79
Vested	(54,468)	$26.57
Forfeited	(2,836)	$26.54

Non-vested at December 31, 2007	143,696	$26.78

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of December 31, 2007, there was approximately $4.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.13 years. The total fair value of shares vested during the years ended December 31, 2005 and 2006 was $0 for each year and approximately $1.6 million for the year ended December 30, 2007.

The fair value of each stock option awarded during the years ended December 31, 2005, 2006 and 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Year ended December 31,
	2005	2006	2007
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	34.4%	33.9%	34.1%-34.5%
Risk-free interest rate	4.1%	5.0%	4.7%-4.9%
Expected life of options	5	5	6

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options were based upon historical data. The expected stock price volatility was based on the Company’s historical data. Implied volatility was not considered due to the low volume of traded options on the Company’s common stock.

15.    Income Taxes

The federal and state income tax provision is summarized as follows:

	Year ended December 31,
	2005	2006		2007
Federal:
Current	$5,105,998		$5,211,611	$5,471,148
Deferred	(123,395)		(123,194)	1,515,996

	4,982,603		5,088,417	6,987,144
State
Current	$1,269,409		$1,594,316	$1,793,575
Deferred	54,950		(21,741)	267,529

	1,324,359		1,572,575	2,061,104
Foreign
Current	$—	$		$701,401
Deferred	—		—	(27,668)

	—		—	673,733

Total provision for income taxes	$6,306,962		$6,660,992	$9,721,981

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2005	2006	2007
Federal statutory rates	35%	35%	35%

Federal income tax at statutory rates	$5,506,343	$5,614,810	$8,438,731
Change in valuation allowance	—	69,307	60,000
State income taxes, net of federal benefit	753,722	909,497	1,237,604
Difference between federal statutory and foreign tax rate	—	—	(68,083)
Stock option expense	29,490	—	—
Meals and Entertainment	—	—	124,138
Other	17,407	67,378	(70,409)

Provision for income taxes	$6,306,962	$6,660,992	$9,721,981

Effective income tax rate	40%	42%	40%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$1,284,000	$4,800,000
Noncompete agreement	118,000	—
Accounts receivable	535,000	770,000
Property and equipment	49,000	136,000
Accrued items and prepaids	424,000	996,000
Nonqualified stock options	325,000	828,000
Start up costs	—	6,000
AMT credit carryforward	—	113,000

	2,735,000	7,649,000
Deferred tax liabilities:
Cash to accrual adjustment for acquired entity	234,000	117,000
Prepaids	417,000	811,000
Property and equipment	—	494,000
Goodwill and intangibles	4,808,000	31,304,000
Other	—	61,000

	5,459,000	32,787,000

Net deferred tax (liabilities)	(2,724,000)	(25,138,000)
Less valuation allowance	(371,000)	(368,000)

Net deferred tax (liabilities)	$(3,095,000)	$(25,506,000)

Current deferred tax assets, net of $17,000 and $296,000 valuation allowance for 2006 and 2007, respectively	$966,000	$5,094,000
Noncurrent deferred tax liabilities, net of $354,000 and $72,000 valuation allowance for 2006 and 2007, respectively	(4,061,000)	(30,600,000)

	$(3,095,000)	$(25,506,000)

During the year ended December 31, 2007, $2.85 million of federal net operating losses were utilized.

At December 31, 2007, the Company has future tax benefits of $4.0 million related to approximately $11.5 million of available federal net operating loss carryforwards which expire in years 2025 through 2021 and $18 million of state net operating loss carryforwards which expire as follows:

2008	$243,069
2009	138,433
2010	242,680
2011	165,201
2012	1,092,376
Thereafter	16,118,629

$18,000,388

Approximately $1.4 million of the federal net operating loss carryforwards result from the Camelot acquisition. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the IRC), the Company’s ability to utilize its net operating losses is restricted.

The net change in the total valuation allowance for the year ended December 31, 2007 was $(3,000). The valuation allowance includes $8 million of state net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2005, 2006 and 2007 in the amount of $1.2 million, $1.9 million and $680,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity.

16.    Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

In 2008, the Company will be obligated to pay to the former members of WD Management an additional amount of approximately $8.9 million under an earn out provision pursuant to a formula specified in the purchase agreement that was based upon the future financial performance of WD Management for 2007. The contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which will be determined in accordance with the provisions of the purchase agreement. This provision also applied to the earn out for 2006 due in 2007 pursuant to which the Company paid an additional $7.7 million on May 9, 2007. The Company recorded the fair value of the consideration paid as goodwill.

In accordance with an earn out provision in the purchase agreement related to the acquisition of WCG, the Company may make an earn out payment up to a total of approximately CAD $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG during the period August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in additional Exchangeable Shares of PSC valued at the price of the Company’s common stock at the date the Company announced the transaction. If the contingency is met in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as goodwill.

The Company has two deferred compensation plans for management and highly compensated associates as more fully described in note 13 above. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in current liabilities in the accompanying consolidated balance sheet was $190,000 at December 31, 2007.

The Company may be obligated to pay an additional amount up to $40.0 million under an earn out provision of the merger agreement related to the purchase of LogistiCare in the second fiscal quarter of 2009 based on a formula specified in the merger agreement that is based on the future financial performance of LogistiCare. If earned, the contingent consideration will be paid in cash; provided that, subject to the Company obtaining the approval of its stockholders of such issuance, each seller will have the right to elect to receive up to 50% of its pro rata share of the earn out payment in shares of the Company’s common stock valued at the price of the Company’s common stock at the date the Company announced the transaction. If the Company does not obtain stockholder approval of such issuance, then each seller, if so elects, will be entitled to cash in an amount equal to the value of the shares of the Company’s common stock it would have received had stockholder approval been obtained as set forth in the merger agreement.

17.     Transactions with Related Parties

One of the Company’s directors, Mr. Geringer, is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was signed and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $77,000, $87,000 and $230,000 for the years ended December 31, 2005, 2006 and 2007, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $129,000, $273,000 and $393,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2006 and 2007 were approximately $84,000 and $221,000, respectively.

As part of its commitment to give back to the local communities in which it operates, the Company has provided a loan to a Tucson, Arizona based not-for-profit organization that supports and promotes public awareness of art and humanities. Mr. McCusker became a member of the not-for-profit entity’s board of directors in March 2007. The loan of $100,000 was granted in 2006 to the not-for-profit entity under a demand promissory note that bears interest equal to the prime rate in effect from time to time as quoted in the Wall Street Journal plus 1% with principal and accrued interest due upon demand. As of December 31, 2007, the entire balance of this note was reserved as uncollectible.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,400 per flight hour. For the years ended December 31, 2005, 2006 and 2007, the Company reimbursed Las Montanas Aviation, LLC approximately $52,000, $149,000 and $133,000, respectively, for use of the airplane for business travel purposes.

18.    Subsequent Events

On February 27, 2008, the Company entered into an interest rate swap to convert its floating rate long-term debt to fixed rate debt. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. The Company entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, the Company receives interest equivalent to three-month LIBOR and pays a fixed rate of interest of 3.026% with settlement occurring quarterly. The Company has designated the interest rate swap as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Subsequent to December 31, 2007, $3.2 million of the Company’s restricted cash that served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability reinsurance programs was released from restrictions. The general and professional liability reinsurance programs are now collateralized by $1.8 million held in trust, which was also included in restricted cash at December 31, 2007.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2007) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2007 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2007.

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

Information required by this Item is incorporated by reference from our 2008 Proxy Statement including, but not necessarily limited to, the sections “Proposal 1 – Election of Directors” and “Corporate Governance”.

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

Information required by this Item is incorporated by reference from our 2008 Proxy Statement including, but necessarily limited to, the sections “Corporate Governance” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from our 2008 Proxy Statement including, but not necessarily limited to, the sections “Voting Securities of Certain Beneficial Owners and Management” and “Proposal 3 – Amendment to The Providence Service Corporation 2006 Long-Term Incentive Plan – Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference from our 2008 Proxy Statement including, but not necessarily limited to, the section “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference from our 2008 Proxy Statement including, but not necessarily limited to, the section “Independent Public Accountants”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2007 and 2006;

•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2007, 2006 and 2005; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year Ended December 31, 2007:
Allowance for doubtful accounts	$5,336,864	$675,378	$980,245	(1)	$4,376,806	(2)	$2,615,681
Deferred tax valuation allowance	371,452	—	—		3,189		368,263

Total	$5,708,316	$675,378	$980,245		$4,379,995		$2,983,944

Year Ended December 31, 2006:
Allowance for doubtful accounts	$522,762	$4,907,979	$—		$93,877	(2)	$5,336,864
Deferred tax valuation allowance	302,145	69,307	—		—		371,452

Total	$824,907	$4,977,286	$—		$93,877		$5,708,316

Year Ended December 31, 2005:
Allowance for doubtful accounts	$220,561	$399,871	$—		$97,670	(2)	$522,762
Deferred tax valuation allowance	302,145	—	—		—		302,145

Total	$522,706	$399,871	$—		$97,670		$824,907

Notes:

(1)	Beginning balance for allowance for doubtful accounts for Maple Star Oregon and LogistiCare, Inc.
(2)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1(1)	Purchase Agreement dated as of February 1, 2006 by and between The Providence Service Corporation and A to Z In-Home Tutoring, LLC, Scott Hines and Ann-Riley Caldwell, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2(2)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A Pille, Keith F. Noble and Marilyn L. Nolan. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(3)	Asset Purchase Agreement dated as of August 4, 2006 by and between Providence Community Services, Inc., a wholly owned subsidiary of The Providence Service Corporation, and Ross Education, LLC and The Providence Service Corporation (as Guarantor). (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4(4)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.5(15)	Asset Purchase Agreement dated as of October 5, 2007 by and among Children’s Behavioral Health, Inc., Family & Children’s Services, Inc. and Mary L. White, as shareholder. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6(5)	Agreement and Plan of Merger, dated as of November 6, 2007, by and among The Providence Service Corporation, Charter LCI Corporation, CLCI Agent, LLC, as Stockholders’ Representative, and PRSC Acquisition Corporation, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1(6)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation.

3.2(6)	Amended and Restated Bylaws of The Providence Service Corporation.

4.1(7)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(8)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

+10.1(6)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(9)	2003 Stock Option Plan, as amended.

+10.3(10)	The Providence Service Corporation 2006 Long-Term Incentive Plan.

+10.4(16)	Providence Service Corporation Deferred Compensation Plan.

10.5(11)	Second Amended and Restated Registration Rights Agreement by and among The Providence Service Corporation, Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Petra Mezzanine Fund, L.P., Harbinger Mezzanine Partners, L.P., Geringer Family Trust u/a June 26, 1996, Lynn C. Chalache, Jane B. Terrell and Jill MacAlister, dated as of July 30, 2003.

10.6	Amendments to fee for service and Risk-Based Subcontract Agreement Children Services Contract A0508 by and between Community Partnership of Southern Arizona and The Providence Service Corporation, effective as of July 1, 2005.

10.7(8)	Note Purchase Agreement, dated November 6, 2007, by and among The Providence Service Corporation and the purchasers named therein. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.8(7)	Amendment No. 1 to Note Purchase Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.9(7)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.10(5)	Credit and Guaranty Agreement, dated as of December 7, 2007, by and among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. and SunTrust Bank, ING Capital LLC and Royal Bank of Canada, the other lenders party thereto and CIT Capital Securities LLC, as sole lead arranger and bookrunner. (Certain schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.11(7)	Escrow Agreement, dated November 13, 2007, by and among The Providence Service Corporation, The Bank of New York Trust Company, N.A., as Escrow Agent, and The Bank of New York Trust Company, N.A., as Trustee.

10.12(12)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

10.13(12)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

10.14(12)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

10.15(12)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

10.16(5)	Employment Agreement of John Shermyen dated as of November 6, 2007.

+10.17	Annual Incentive Compensation Plan.

+10.18	Summary Sheet of Director Fees and Executive Officer Compensation.

10.19(13)	Form of Restricted Stock Agreements, as amended.

10.20(14)	Form of Stock Option Agreements.

12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.
(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.
(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(7)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.
(8)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(9)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(10)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2006
(11)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 333-106286) filed with the Securities and Exchange Commission on July 31, 2003.
(12)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.
(13)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
(14)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(16)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer

Dated: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FLETCHER JAY MCCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/S/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/S/ WARREN RUSTAND Warren Rustand	Director	March 14, 2008

/S/ STEVEN I. GERINGER Steven I. Geringer	Director	March 14, 2008

/S/ HUNTER HURST, III Hunter Hurst, III	Director	March 14, 2008

/S/ KRISTI L. MEINTS Kristi L. Meints	Director	March 14, 2008

/S/ RICHARD SINGLETON Richard Singleton	Director	March 14, 2008