Form 10-Q
period 2008-03-31
PROVIDENCE SERVICE CORP
filed 2008-05-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

☐	Large accelerated filer

☒	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)

☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 2, 2008, there were outstanding 12,187,681 shares (excluding treasury shares of 612,026) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2007	March 31, 2008
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,378,645	$49,196,464
Accounts receivable - billed, net of allowance of $2.6 million	65,852,122	68,034,287
Accounts receivable - unbilled	2,250,053	2,148,948
Management fee receivable	10,165,550	10,460,328
Other receivables	2,524,491	1,705,986
Notes receivable	563,513	566,955
Notes receivable from related party	1,733,913	44,132
Restricted cash	8,842,195	7,070,624
Prepaid expenses and other	9,553,650	8,731,935
Deferred tax assets	5,094,246	3,246,748

Total current assets	141,958,378	151,206,407
Property and equipment, net	11,561,671	11,265,100
Notes receivable, less current portion	879,703	749,422
Goodwill	280,710,297	280,804,238
Intangible assets, net	98,254,118	95,836,056
Restricted cash, less current portion	6,461,000	5,031,301
Other assets	12,158,488	12,562,467

Total assets	$551,983,655	$557,454,991

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$8,950,000	$10,031,250
Accounts payable	14,035,128	12,825,622
Accrued expenses	36,448,283	40,535,813
Accrued transportation costs	24,576,510	25,344,474
Deferred revenue	4,061,760	3,223,199
Reinsurance liability reserve	8,344,747	6,342,952

Total current liabilities	96,416,428	98,303,310
Long-term obligations, less current portion	236,468,680	233,224,930
Other long-term liabilities	189,956	4,220,609
Deferred tax liabilities	30,599,952	29,766,004

Total liabilities	363,675,016	365,514,853
Non-controlling interest	7,648,946	7,648,946
Commitments and contingencies
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 12,756,392 and 12,776,933 issued and outstanding (including treasury shares)	12,756	12,777
Additional paid-in capital	159,176,594	159,860,058
Common stock subscription receivable	(714,654)	—
Retained earnings	32,350,837	36,054,955
Accumulated other comprehensive income (loss), net of tax	1,093,367	(377,391)

	191,918,900	195,550,399
Less 612,026 treasury shares, at cost	11,259,207	11,259,207

Total stockholders’ equity	180,659,693	184,291,192

Total liabilities and stockholders’ equity	$551,983,655	$557,454,991

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
	2007	2008
Revenues:
Home and community based services	$50,030,531	$65,895,664
Foster care services	5,640,688	6,952,314
Management fees	4,784,462	5,242,427
Non-emergency transportation services	—	95,574,053

	60,455,681	173,664,458
Operating expenses:
Client service expense	46,802,749	61,483,646
Cost of non-emergency transportation services	—	86,247,630
General and administrative expense	7,318,378	11,666,156
Depreciation and amortization	1,008,215	3,319,549

Total operating expenses	55,129,342	162,716,981

Operating income	5,326,339	10,947,477
Other (income) expense:
Interest expense	110,983	5,285,946
Interest income	(362,591)	(358,413)

Income before income taxes	5,577,947	6,019,944
Provision for income taxes	2,259,086	2,315,826

Net income	$3,318,861	$3,704,118

Earnings per common share:
Basic	$0.28	$0.30

Diluted	$0.28	$0.29

Weighted-average number of common shares outstanding:
Basic	11,852,759	12,240,299
Diluted	11,983,421	12,452,041

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2008
Operating activities
Net income	$3,318,861	$3,704,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	299,507	1,240,605
Amortization	708,708	2,078,944
Amortization of deferred financing costs	46,598	620,086
Deferred income taxes	(186,023)	(230,832)
Stock based compensation	453,715	554,368
Excess tax benefit upon exercise of stock options	—	(27,916)
Other	—	19,684
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(3,608,631)	(2,285,428)
Management fee receivable	(677,189)	(294,778)
Other receivables	(715,440)	882,470
Restricted cash	—	558,985
Reinsurance liability reserve	(587,607)	(46,449)
Prepaid expenses and other	511,897	749,509
Accounts payable and accrued expenses	1,491,554	4,760,080
Accrued transportation costs	—	767,964
Deferred revenue	18,262	(837,966)
Other long-term liabilities	—	28,870

Net cash provided by operating activities	1,074,212	12,242,314
Investing activities
Purchase of property and equipment, net	(289,382)	(1,016,603)
Acquisition of businesses, net of cash acquired	(606,688)	(345,698)
Restricted cash for contract performance	567,205	2,642,285
Sale / (purchase) of short-term investments, net	(76,586)	25,883
Collection of notes receivable	30,365	2,531,274

Net cash (used in) provided by investing activities	(375,086)	3,837,141
Financing activities
Repurchase of common stock, for treasury	(10,375,764)	—
Proceeds from common stock issued pursuant to stock option exercise	25,945	101,201
Excess tax benefit upon exercise of stock options	—	27,916
Repayment of long-term debt	(116,099)	(2,162,500)
Debt financing costs	—	(32,875)

Net cash used in financing activities	(10,465,918)	(2,066,258)

Effect of exchange rate changes on cash	—	(195,378)

Net change in cash	(9,766,792)	13,817,819
Cash at beginning of period	40,702,730	35,378,645

Cash at end of period	$30,935,938	$49,196,464

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2008

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd. (“WCG”) (collectively, the “Company”, “our”, “we” and “us”). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of March 31, 2008, the Company operated in 36 states, and the District of Columbia, United States, and British Columbia, Canada.

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

The NET Services operating segment provides non-emergency transportation management solution services, primarily to Medicaid beneficiaries. The entities that pay for non-emergency medical transportation services include state Medicaid programs, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency medical transportation services are delivered under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population.

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in its business. Lower client demand for the Company’s home and community based services during the holiday and summer seasons results in lower revenue during those periods. The Company’s non-emergency transportation services also experience fluctuations in demand during the holiday, summer and winter seasons. The Company’s expenses related to its Social Services operating segment do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. Conversely, due to the fixed revenue stream and variable expense base structure of the Company’s NET Services operating segment, expenses related to this segment do vary with these changes and, as a result, such expenses fluctuate on a quarterly basis. The Company expects quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for its home and community based services and non-emergency transportation services. As the Company enters new markets, it could be subject to additional seasonal variations along with any competitive response to the Company’s entry by other social services and transportation providers.

Concentration of Credit Risk

Contracts the Company enters into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% and 84% of the Company’s revenue for the three months ended March 31, 2007 and 2008, respectively. For the three months ended March 31, 2007, the largest customer accounted for 6.9% of the Company’s total revenue. For the three months ended March 31, 2008, the two largest customers accounted for 9.1% and 6.6% of the Company’s total revenue. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue.

For the three months ended March 31, 2008, the Company conducted a portion of its operations in Canada through WCG. At March 31, 2008, approximately $21.8 million, or 11.3% of the Company’s net assets were located in Canada. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

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

Derivative Instruments and Hedging Activities

The Company holds a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to the Company’s floating rate long-term debt as described in note 7 below. The Company documented its risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. The Company has designated the interest rate swap as a cash flow hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized currently in earnings.

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

At March 31, 2008, approximately $3.4 million of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $15.3 million and $12.1 million of restricted cash at December 31, 2007 and March 31, 2008 as follows:

	December 31, 2007	March 31, 2008
Collateral for letters of credit - Contractual obligations	$175,000	$175,000
Escrow - Contractual obligations	1,608,520	1,049,535

Subtotal restricted cash for contractual obligations	1,783,520	1,224,535

Collateral for letters of credit - Reinsured claims losses	6,211,000	2,961,000
Escrow - Reinsured claims losses	7,308,675	7,916,390

Subtotal restricted cash for reinsured claims losses	13,519,675	10,877,390

Total restricted cash	15,303,195	12,101,925
Less current portion	8,842,195	7,070,624

	$6,461,000	$5,031,301

Of the restricted cash amount at December 31, 2007 and March 31, 2008:

•	$175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $6.2 million and $3.0 million, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets. Subsequent to December 31, 2007, $3.2 million of the Company’s restricted cash that served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability reinsurance programs was released from restrictions;

•

approximately $1.6 million and $1.0 million, respectively, was held in escrow to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business we acquired in 2006 (“Correctional Services”);

•	approximately $1.8 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•

approximately $5.5 million and $6.1 million, respectively, was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with acquisition of Charter LCI Corporation in 2007).

At March 31, 2008, approximately $3.1 million, $1.8 million, $5.8 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $1.1 million is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the three months ended March 31, 2007 and 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) and amounted to approximately $286,000 and $328,000 (net of tax of $199,000 and $226,000, respectively), respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the three months ended March 31, 2007 and 2008, the amount of excess tax benefits resulting from the exercise of stock options was approximately $0 and $27,916, respectively. This amount is reflected as cash flows from financing activities for the three months ended March 31, 2008 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period of three years with approximately 29.5% recorded as client services expense and 70.5% recorded as general and administrative expense in the Company’s consolidated statement of income for the three months ended March 31, 2008.

As of March 31, 2008, there was approximately $3.7 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 1.87 years.

The fair value of each stock option awarded during the three months ended March 31, 2007 (no grants were awarded during the three months ended March 31, 2008) was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula with the following assumptions:

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

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, purchased transportation costs, accounting for management agreement relationships, loss reserves for reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation, and derivatives. The Company has reviewed its critical accounting estimates with the Company’s board of directors, audit committee and disclosure committee.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial condition, results of operations and cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. There was no material impact on the Company’s consolidated financial statements upon adoption of SFAS 159, and the Company does not believe that the provisions of SFAS 159 will have a material impact on its consolidated financial statements for the year ending December 31, 2008.

Pending Accounting Pronouncements

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. Had SFAS 160 been effective for the periods covered by this report, the Company would have classified ownership interest in one of its subsidiaries held by the sellers related to the Company’s acquisition of WCG of approximately $7.6 million as equity. At December 31, 2007 and March 31, 2008, this ownership interest was classified as non-controlling interest in the accompanying consolidated balance sheets. The Company is currently evaluating the other potential impacts, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS 133. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. Early adoption is encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. Fair Value Measurements

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$(1,006,166)	$—	$(1,006,166)	$—

The Company’s interest rate swap is carried at fair value measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions as well as other relevant market data, which are inputs that are classified within Level 2 of the valuation hierarchy.

4. Other Receivables

At December 31, 2007 and March 31, 2008, insurance premiums of approximately $1.7 million and $1.3 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable was classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at March 31, 2008 was approximately $1.3 million, of which $302,000 was classified as “Other receivables” and $1.0 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company recorded a corresponding liability at March 31, 2008 which offsets these expected losses. This liability was classified as “Reinsurance liability reserve” and “Other long-term liabilities” in the accompanying consolidated balance sheet.

Based on certain provisions of the Company’s previous credit agreement with CIT Healthcare LLC, a significant portion of the Company’s collections on accounts related to its operating activities were deposited into lockbox accounts to insure payment of outstanding obligations to CIT Healthcare LLC. As of December 31, 2007, the amount due to the Company from CIT Healthcare LLC under lockbox arrangements totaled approximately $322,000. No such arrangements exist under the Company’s new credit agreement with CIT Capital Securities LLC (“CIT”), entered into in December 2007 in connection with acquisition of Charter LCI Corporation, including its subsidiaries (“LogistiCare”). These receivables were classified as “Other receivables” in the Company’s consolidated balance sheet.

5. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2007	March 31, 2008
Prepaid payroll	$2,094,580	$2,162,231
Prepaid insurance	2,309,746	1,442,547
Prepaid rent	672,852	673,882
Provider advances	640,345	529,575
Inventory	230,124	37,554
Prepaid maintenance agreements and copier leases	423,769	306,242
Prepaid bus tokens and passes	712,614	921,912
Prepaid commissions and brokerage fees	456,900	455,349
Interest receivable - Certificates of deposit	509,337	483,454
Other	1,503,383	1,719,189

Total prepaid expenses and other	$9,553,650	$8,731,935

6. Notes Receivable from Related Party

In connection with the acquisition of LogistiCare in 2007, the Company entered into a separate stock option cancellation and exchange agreement with each employee of LogistiCare who held options to purchase shares of Charter LCI Corporation’s common stock as of the acquisition date. The terms of these agreements provided for, among other things, a loan to be made by the Company to each optionholder in an amount equal to the optionholders’ withholding taxes related to the cancellation and exchange of the optionholders’ in-the-money stock options to purchase shares of Charter LCI Corporation common stock for shares of the Company’s common stock. Each loan bore interest of 6.0% per annum with principal and accrued interest due within 180 days from the acquisition date. As collateral security for the prompt and complete payment for all obligations under the loans, each optionholder granted a security interest to the Company in the optionholders’ right, title and interest in and to 40% of the shares of the Company’s common stock granted to the optionholders under the stock option cancellation and exchange agreements. The amount due to the Company under these arrangements at December 31, 2007 totaled approximately $2.4 million. Of this amount, approximately $1.7 million was classified as “Notes receivable from related party” in the accompanying consolidated balance sheet. The remaining balance of $715,000 was classified as “Common stock subscription receivable” in the accompanying consolidated balance sheet. At March 31, 2008, approximately $44,000 including accrued interest receivable due to the Company under these arrangements remained uncollected and was classified as “Notes receivable from related party” in the accompanying consolidated balance sheet.

7. Interest Rate Swap

On February 27, 2008, the Company entered into an interest rate swap to convert a portion of its floating rate long-term debt to fixed rate debt. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. The Company entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, the Company receives interest equivalent to three-month LIBOR and pays a fixed rate of interest of 3.026% with settlement occurring quarterly. The Company recorded the fair market value of its interest rate swap as a cash flow hedge on its balance sheet and has marked it to fair value through other comprehensive income. The change in fair value of the interest rate swap resulted in a loss, before taxes, of approximately $1.0 million as of March 31, 2008, which is reflected in “Accumulated other comprehensive income (loss), net of tax” and “Other long-term liabilities” in the accompanying consolidated balance sheet.

8. Business Segments

The Company’s operations are organized and reviewed by management along its services lines. Upon the consummation of the acquisition of LogistiCare in December 2007, the Company now operates in two reportable segments: Social Services and NET Services. The Company operates these reportable segments as separate divisions and differentiates the segments based on the nature of the services they offer. The following describes each of the Company’s segments and its corporate services area.

Social Services. Social Services includes government sponsored social services that the Company has historically offered. Primary services in this segment include home and community based counseling, foster care and not-for-profit management services. Social Services is a separate division of the Company with management and service offerings distinct from the Company’s NET Services segment.

NET Services. NET Services includes managing the delivery of non-emergency transportation services. NET Services is a separate division of the Company with operational management and service offerings distinct from the Company’s Social Services operating segment.

Corporate. Corporate includes accounting and finance, information technology, payroll and human resources and various other overhead charges, all of which were directly allocated to the operating segments.

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those of the consolidated company described in note 1 of the Company’s consolidated financial statements included in its annual report on

Form 10-K for the year ended December 31, 2007. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including client services expense, general and administrative expense, and depreciation and amortization) but is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest income and interest expense. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. All intercompany transactions have been eliminated. There are no intersegment revenues or transfers.

The following table sets forth certain financial information attributable to the Company’s business segments for the three months ended March 31, 2008 (the first full quarter the Company operated in two reportable segments). In addition, none of the segments have significant noncash items other than depreciation and amortization in reported income.

	For the three months ended March 31, 2008
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$78,060,536	$95,574,053	$29,869	$173,664,458

Depreciation and amortization	$1,354,842	$1,964,707	$—	$3,319,549

Operating income	$5,584,824	$5,332,784	$29,869	$10,947,477

Net interest expense (income)	$(217,653)	$5,145,186	$—	$4,927,533

Total assets	$212,016,830	$324,364,496	$21,073,665	$557,454,991

Capital expenditures	$371,131	$593,605	$51,867	$1,016,603

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.

(b)	Corporate assets include cash totaling approximately $18.8 million, notes receivable totaling approximately $527,000, property and equipment totaling approximately $1.1 million, and other assets of approximately $705,000.

There was no single payer from which 10% or more of the Company’s revenue was derived for the three months ended March 31, 2008.

9. Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

At December 31, 2007 and March 31, 2008, there were 12,756,392 and 12,776,933 shares of the Company’s common stock outstanding, respectively, (including 612,026 treasury shares at December 31, 2007 and March 31, 2008) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a loss of approximately $875,000 and a loss of approximately $596,000, net of tax, which resulted from the change in fair value of the Company’s interest rate swap for the three months ended March 31, 2008.

The components of comprehensive income, net of taxes, for the three months ended March 31, 2008 were as follows:

Three months ended March 31, 2008
Net income	$3,704,118

Other comprehensive income:
Change in fair value of derivative, net of income tax of $410,003	(596,163)
Foreign currency translation adjustments	(874,595)

Total other comprehensive income	(1,470,758)

Total comprehensive income	$2,233,360

The components of accumulated other comprehensive income, net of taxes, at March 31, 2008 were as follows:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$1,093,367	$—	$1,093,367
Change for the three months ended March 31, 2008	(874,595)	(596,163)	(1,470,758)

Balance at March 31, 2008	$218,772	$(596,163)	$(377,391)

10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2007	2008
Numerator:
Net income	$3,318,861	$3,704,118
Participating effect of non-controlling interest	—	(87,025)

Net income available to common stockholders, basic and diluted	$3,318,861	$3,617,093

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,852,759	12,240,299
Effect of dilutive securities:
Common stock options and restricted stock awards	130,662	211,742

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	11,983,421	12,452,041

Basic earnings per share	$0.28	$0.30

Diluted earnings per share	$0.28	$0.29

The numerator for calculating basic earnings per share is reduced to arrive at net income available to common stockholders for a convertible participating security issued by a subsidiary under the two class method to calculate basic earnings per share. The numerator would be increased to net income for calculating diluted earnings per share if the effect were dilutive. For the three months ended March 31, 2008, the effect of the non-controlling interest was antidilutive.

For the three months ended March 31, 2007 and 2008, employee stock options to purchase 24,768 and 5,867 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Convertible Senior Subordinated Notes issued in connection with the acquisition of LogistiCare was not included in the computation of diluted earnings per share for the three months ended March 31, 2008 as it would have been antidilutive. Additionally, the weighted-average shares for basic earnings per share for the three months ended March 31, 2008 included 78,740 shares anticipated to be issued to the sellers of W.D. Management, L.L.C. (“WD Management”) under the earnout provisions of the associated purchase agreement.

11. Income Taxes

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

In the second quarter of its fiscal year 2008, the Company will be obligated to pay to the former members of WD Management approximately $8.9 million under an earn out provision pursuant to a formula specified in the purchase agreement that was based upon the financial performance of WD Management for 2007. The contingent consideration will be paid in a combination of cash and shares of the Company’s unregistered common stock, the value of which was determined in accordance with the provisions of the purchase agreement. The Company recorded the fair value of the additional consideration paid as goodwill.

In accordance with an earn out provision in the purchase agreement related to the acquisition of WCG, the Company may make an earn out payment up to a total of approximately CAD $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG during the period August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in shares of PSC of Canada Exchange Corp. (“PSC”) (a subsidiary of the Company established to facilitate the acquisition of WCG) common stock valued at the price of the Company’s common stock at the date the Company announced the transaction. These shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”) beginning after December 31, 2008. The Exchangeable Shares represent ownership in PSC and are accounted for as non-controlling interest. If the contingency is met in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as goodwill.

The Company may be obligated to pay an additional amount under an earn out provision contained in the merger agreement related to the purchase of LogistiCare based on certain consolidated financial earnings results of LogistiCare for 2007 and 2008. The actual amount of the earn out consideration to be paid, if any, will be determined pursuant to a formula set forth in the merger agreement and will be capped at $40 million. If earned, the contingent consideration will be paid in cash; provided that, subject to the Company obtaining the approval of its stockholders of such issuance, each seller will have the right to elect to receive up to 50% of its pro rata share of the earn out payment in shares of the Company’s common stock valued at the price of the Company’s common stock ($31.42 per share) on November 6, 2007, the last trading day prior to the date the Company announced the transaction. If the Company does not obtain stockholder approval of such issuance, then each seller who elected to receive stock will be entitled to cash in an amount equal to the value of the shares of the Company’s common stock it would have received had stockholder approval been obtained as set forth in the merger agreement, based upon a formula set forth in the merger agreement, subject to the $40 million cap on the total earn-out consideration.

The Company has two deferred compensation plans for management and highly compensated associates. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $190,000 and $219,000 at December 31, 2007 and March 31, 2008.

13. Transactions with Related Parties

Mr. Geringer, one of the Company’s directors, resigned his position as a member of the Company’s board of directors on April 10, 2008 as more fully described in note 14 below. Prior to his resignation the following transaction was deemed to be a related party transaction. Mr. Geringer is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc. (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was signed and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $53,000 and $59,000 for the three months ended March 31, 2007 and 2008, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $38,000 and $124,000 for the three months ended March 31, 2007 and 2008, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2007 and March 31, 2008 were approximately $221,000 and $294,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,400 per flight hour. For the three months ended March 31, 2007 and 2008, the Company reimbursed Las Montanas Aviation, LLC approximately $45,000 and $0, respectively, for use of the airplane for business travel purposes.

14. Subsequent Events

On April 10, 2008, Mr. Geringer resigned his positions as a member of the board of directors of the Company and Chairman of the board’s compensation committee, for personal reasons. Mr. Geringer will continue to serve the Company as a consultant for a period commencing on April 11, 2008 and terminating on May 31, 2010 (the “Term”) pursuant to the terms of a consulting agreement entered into between the parties ( the “Consulting Agreement”). Mr. Geringer will receive a consulting fee of approximately $6,666.67 per month during the Term of the Consulting Agreement, payable on the 15th day of each calendar month, as well as an award of 1,334 shares of restricted stock (the “initial grant”) under the 2006 Plan. The initial grant of restricted stock will vest in two equal installments on each of January 2, 2009 and January 3, 2010.

In addition, subject to stockholder approval of an amendment to the 2006 Plan, Mr. Geringer will receive (i) on the date of such stockholder approval, an award of non-qualified stock options to purchase 6,666 shares of the Company’s common stock and an award of 1,334 shares of restricted stock, each of which will vest in two equal installments on January 1, 2009 and January 1, 2010; and (ii) on the first business day of 2009, an award of non-qualified stock options to purchase 3,334 shares of the Company’s common stock and 667 shares of restricted stock, which will vest on the first anniversary of the date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended March 31, 2008 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2007.

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

As part of our growth strategy we have expanded our in-home counseling, school based services and workforce development service offerings, and entered into Canada and the non-emergency transportation management services market through acquisitions which were completed in 2007. Our goal is to be the primary provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services while adding other supporting social services such as non-emergency transportation management services to our service offerings, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems. As of March 31, 2008, we provided social services directly and through the entities we manage to over 80,000 clients, and had approximately 7 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from 414 locations in 36 states, the District of Columbia and British Columbia.

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

As of March 31, 2008, except for the addition of a derivative instruments and hedging activities accounting policy (discussed below) related to our floating rate long-term debt, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

We hold an interest rate swap for the purpose of hedging interest rate risks. The type of risk we hedge relates to the variability of future earnings and cash flows caused by movements in interest rates applied to our floating rate long-term debt. We documented our risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. We have designated the interest rate swap as a cash flow hedge under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The fair value of our interest rate swap is determined through the use of models that consider various assumptions as well as other relevant market data, which are inputs that include quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized currently in earnings.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2007.

Results of operations

Segment reporting. Our operations are organized and reviewed by our chief operating decision maker along our service lines in two reportable segments (i.e. Social Services and Non-Emergency Transportation Services, or NET Services). We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer.

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of income for the periods presented:

	Three months ended March 31,
	2007	2008
Revenues:
Home and community based services	82.8%	38.0%
Foster care services	9.3	4.0
Management fees	7.9	3.0
Non-emergency transportation services	—	55.0

Total revenues	100.0	100.0
Operating expenses:
Client service expense	77.4	35.4
Cost of non-emergency transportation services	—	49.7
General and administrative expense	12.1	6.7
Depreciation and amortization	1.7	1.9

Total operating expenses	91.2	93.7

Operating income	8.8	6.3
Non-operating expense (income):
Interest expense (income), net	(0.4)	2.8

Income before income taxes	9.2	3.5
Provision for income taxes	3.7	1.3

Net income	5.5%	2.2%

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues

	Three Months Ended March 31,		Percent change
	2007	2008
Home and community based services	$50,030,531	$65,895,664	31.7%
Foster care services	5,640,688	6,952,314	23.3%
Management fees	4,784,462	5,242,427	9.6%
Non-emergency transportation services	—	95,574,053

Total revenues	$60,455,681	$173,664,458	187.3%

Home and community based services. The acquisition of WCG International Ltd., or WCG, in August 2007, and Family & Children’s Services, Inc., or FCS, in October 2007, added, on an aggregate basis, approximately $10.9 million to home and community based services revenue for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Excluding the acquisition of WCG and FCS our home and community based services provided additional revenue of approximately $5.0 million for the three months ended March 31, 2008, as compared to the same prior year period due to client volume increases in new and existing locations, and rate increases for services we provide. Generally, increases in rates for services we provide are based on the cost of living index.

Foster care services. The operations of Maple Star Oregon, or MSO, that we consolidated effective May 1, 2007, contributed approximately $933,000 of foster care services revenue for the three months ended March 31, 2008. Our cross-selling and recruiting efforts resulted in an increase in foster care services revenue of approximately $379,000 for the three months ended March 31, 2008 as compared to same three month period one year ago. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $56.4 million for the three months ended March 31, 2008 as compared to $53.3 million for the three months ended March 31, 2007. The effect of business growth of the not-for-profit entities we managed added approximately $458,000 in additional management fees revenue for three months ended March 31, 2008 as compared to the same prior year period.

Non-emergency transportation services. We generated all of our non-emergency transportation services revenue for the three months ended March 31, 2008 through our NET Services operating segment as a result of the acquisition of Charter LCI Corporation, including its subsidiaries, or LogistiCare, in December 2007.

Operating expenses

Client service expense. Client service expense included the following for the three months ended March 31, 2007 and 2008:

	Three months ended March 31,		Percent change
	2007	2008
Payroll and related costs	$35,553,063	$43,733,055	23.0%
Purchased services	4,795,253	8,937,965	86.4%
Other operating expenses	6,282,001	8,649,143	37.7%
Stock-based compensation	172,432	163,483	-5.2%

Total client service expense	$46,802,749	$61,483,646	31.4%

Payroll and related costs. Our payroll and related costs increased for the three months ended March 31, 2008, as compared to the same three month period one year ago, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 100 new employees in connection with the acquisition of WCG and FCS, and the consolidation of MSO in May 2007 which resulted in an increase in payroll and related costs of approximately $3.9 million in the aggregate for the three months ended March 31, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, payroll and related costs decreased from 58.8% for the three months ended March 31, 2007 to 56.0% for the three months ended March 31, 2008 due to our revenue growth rate.

Purchased services. Since acquiring WCG in August 2007, we subcontract with a network of providers for the provision of a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the course of placing clients in the workforce for all of our workforce development services. For the three months ended March 31, 2008, these services added approximately $3.3 million to purchased services as compared to the same three month period one year ago. Additionally, increases in foster parent payments, pharmacy and the number of referrals requiring out-of-home placement under our annual block purchase contract accounted for an increase in purchased services for the three months ended March 31, 2008 as compared to the same prior year period of approximately $881,000. As a percentage of revenue, excluding NET Services revenue, purchased services increased from 7.9% for the three months ended March 31, 2007 to 11.4% for the three months ended March 31, 2008 primarily due to higher purchased services costs related to the operations of WCG and an increase in foster parent payments.

Other operating expenses. The acquisition of WCG and FCS in 2007, and the consolidation of MSO in May 2007 added approximately $2.0 million to other operating expenses for the three months ended March 31, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 10.4% for the three months ended March 31, 2007 to 11.1% for the three months ended March 31, 2008 primarily due to the addition of new locations resulting from our organic growth and higher costs related to the operations of WCG and FCS.

Stock-based compensation. Stock-based compensation of approximately $163,000 for the three months ended March 31, 2008 represents the amortization of the fair value of stock options and stock grants awarded to executive officers, directors and employees under our 2006 Plan.

Cost of non-emergency transportation services.

With the acquisition of LogistiCare in December 2007, we added over 1,000 new employees which resulted in payroll and related costs related to our NET Services operating segment of approximately $10.0 million for the three months ended March 31, 2008. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the three months ended March 31, 2008, purchased transportation costs amounted to approximately $71.7 million. In addition, other operating expenses of our NET Services operating segment were approximately $4.5 million for the three months ended March 31, 2008. As a percentage of NET Services revenue, the cost of non-emergency transportation services was 90.2% for the three months ended March 31, 2008.

General and administrative expense.

Three months ended March 31,		Percent change
2007	2008
$7,318,378	$11,666,156	59.4%

The addition of corporate staff to adequately support our growth, higher rates of pay for employees, and discretionary cash bonuses approved for certain executive officers during the first quarter of 2008 accounted for an increase of approximately $1.9 million of corporate administrative expenses for the three months ended March 31, 2008 as compared to the same three month period one year ago. Also contributing to the increase in general and administrative expense were accounting related expenses due to additional accounting fees incurred for LogistiCare. In addition, as a result of our growth during the twelve months ended March 31, 2008, rent and facilities management increased $1.8 million for the three months ended March 31, 2008 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 12.1% for the three months ended March 31, 2007 to 6.7% for the three months ended March 31, 2008 due to our revenue growth rate and acquisition of LogistiCare in December 2007.

Depreciation and amortization.

Three months ended March 31,		Percent change
2007	2008
$1,008,215	$3,319,549	229.3%

The increase in depreciation and amortization from period to period primarily resulted from the depreciation of property and equipment and amortization of customer relationships and developed technology related to the acquisitions of WCG, FCS and LogistiCare in 2007. As a percentage of revenues, depreciation and amortization increased from approximately 1.7% for the three months ended March 31, 2007 to 1.9% for the three months ended March 31, 2008.

Non-operating (income) expense

Interest expense. Due to the level of acquisition activity we have engaged in during the twelve month period ended March 31, 2008, our current and long-term debt obligations have increased to approximately $243.3 million as compared to approximately $835,000 at March 31, 2007. As a result, interest expense for the three months ended March 31, 2008 was higher than that for the three months ended March 31, 2007 due to a higher level of debt for the three months ended March 31, 2008 as compared to the same prior year period.

Interest income. Interest income for the three months ended March 31, 2008 and 2007 was approximately $358,000 and $363,000, respectively, and resulted primarily from interest earned on interest bearing bank accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 38.5%. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. Lower client demand for the Company’s home and community based services during the holiday and summer seasons results in lower revenue during those periods. The Company’s non-emergency transportation services also experience fluctuations in demand during the holiday, summer and winter seasons. Our expenses related to our Social Services operating segment do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. Conversely, due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment do vary with these changes and, as a result, such expenses fluctuate on a quarterly basis. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services and non-emergency transportation services. As we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services and transportation providers.

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and revolving credit facility.

Sources of cash for the three months ended March 31, 2008 were primarily from operations, cash released from restrictions and cash received from payments of notes receivable. Our balance of cash and cash equivalents was approximately $49.2 million at March 31, 2008, up from $35.4 million at December 31, 2007. Approximately $3.4 million of cash was held by WCG at March 31, 2008 and is not freely transferable without unfavorable tax consequences between us and WCG. We had restricted cash of approximately $12.1 million and $15.3 million at March 31, 2008 and December 31, 2007, respectively, related to contractual obligations and activities of our captive insurance subsidiaries. At March 31, 2008 and December 31, 2007, our total debt was approximately $243.3 million and $245.4 million, respectively.

Cash flows

Operating activities. Net income of approximately $3.7 million plus non-cash depreciation, amortization, amortization of deferred financing costs, stock-based compensation net of excess tax benefit, and deferred income taxes of approximately $4.2 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $2.6 million for the three months ended March 31, 2008. The growth of our billed and unbilled accounts receivable over the three months ended March 31, 2008 was mostly due to our revenue growth and timing of collections.

At March 31, 2008, net cash flow from operating activities totaled approximately $12.2 million. Increases in accounts payable and accrued expenses, accrued transportation costs and other long-term liabilities resulted in an increase in cash flow from operations of approximately $5.6 million. In addition, a decrease in other receivables, prepaid expenses and other and restricted cash related to the collection activities of the correctional services business acquired in 2006, resulted in additional cash provided by operating activities of $2.2 million. These increases in cash flow from operations were offset by a decrease in deferred revenue and reinsurance liability reserves related to our reinsurance programs of approximately $884,000.

Investing activities. Net cash provided by investing activities totaled approximately $3.8 million for the three months ended March 31, 2008, and included a decrease in restricted cash of approximately $2.6 million related to cash held in trust for reinsurance claims losses. We collected approximately $2.4 million on outstanding notes receivable for the three months ended March 31, 2008 related to loans issued by us under stock option cancellation and exchange agreements with employees of LogistiCare who held options to purchase shares of Charter LCI Corporation’s common stock as of the acquisition date. We spent approximately $1.0 million for property and equipment and $346,000 for acquisition costs related to the acquisitions of FCS, WCG and LogistiCare.

Financing activities. Net cash used in financing activities totaled approximately $2.1 million for the three months ended March 31, 2008. We repaid approximately $2.2 million of long-term debt. Additionally, we received proceeds of approximately $101,000 from the sale of our common stock pursuant to the exercise of stock options for the three months ended March 31, 2008.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for the three months ended March 31, 2008 was a decrease to cash of approximately $195,000.

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

The Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses. The outstanding principal amount of the loans accrue at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rate applied to our term loan at March 31, 2008 was 6.59%. No amounts were borrowed under the revolving credit facility as of March 31, 2008, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of March 31, 2008, there were six letters of credit in the amount of approximately $11.9 million collateralized under the revolving credit facility. At March 31, 2008, our available credit under the revolving credit facility was $28.1 million.

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

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, or the Guarantors, other than our insurance subsidiaries and not-for-profit subsidiaries. Our and each Guarantors’ obligations under the Credit Facility are secured by a first priority lien, subject to certain permitted encumbrances, on our assets and the assets of each Guarantor, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries and 65% of the issued and outstanding stock of our first tier foreign subsidiaries. If an event of default occurs, including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or other particular covenant defaults, as more fully described in the Credit Agreement, the required lenders may cause CIT to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Credit Agreement, the initiation of any bankruptcy or related proceedings will automatically cause all unpaid principal and any accrued and unpaid interest and all fees and expenses to become due and payable. In addition, it is an event of default under the Credit Agreement if we default on any indebtedness having a principal amount in excess of $5.0 million.

Each extension of credit under the Credit Facility is conditioned upon: (i) the accuracy in all material respects of all representations and warranties in the definitive loan documentation; and (ii) there being no default or event of default at the time of such extension of credit. Under the repayment terms of the Credit Agreement, we are obligated to repay the term loan in quarterly installments on the last day of each calendar quarter so that the following percentages of the term loan borrowed on the closing date are paid as follows: 5% in 2008, 7.5% in 2009, 10% in 2010, 12.5% in 2011, 15% in 2012 and the remaining balance in 2013. With respect to the revolving credit facility, we must repay the outstanding principal balance and any accrued but unpaid interest by December 2012. With respect to required debt repayment, our Credit Agreement with CIT requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as defined in the Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to 50% of such proceeds. In addition, we may at any time and from time-to-time prepay the Credit Facility without premium or penalty, provided that we may not re-borrow any portion of the term loan repaid.

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

On February 27, 2008, we entered into an interest rate swap to convert a portion of our floating rate long-term debt to fixed rate debt. The purpose of this instrument is to hedge the variability of our future earnings and cash flows caused by movements in interest rates applied to our floating rate long-term debt. We hold this derivative only for the purpose of hedging such risks, not for speculation. We entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, we receive interest equivalent to three-month LIBOR and pay a fixed rate of interest of 3.026% with settlement occurring quarterly.

Promissory notes. We have two unsecured, subordinated promissory notes outstanding at March 31, 2008 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010.

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

Contingent obligations. In the second fiscal quarter of 2008, we will be obligated to pay to the former members of WD Management approximately $8.9 million under an earn out provision pursuant to a formula specified in the purchase agreement that was based upon the financial performance of WD Management for 2007. The contingent consideration will be paid in a combination of cash and shares of our unregistered common stock, the value of which was determined in accordance with the provisions of the purchase agreement. This provision also applied to the earn out for 2006 due in 2007 pursuant to which we paid an additional $7.7 million on May 9, 2007. We recorded the fair value of the consideration paid as goodwill.

In accordance with an earn out provision in the purchase agreement related to the purchase of WCG, we may make an earn out payment up to approximately CAD $10.8 million (determined as of December 31, 2008) in the first fiscal quarter of 2009 based on the financial performance of WCG during the period August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in additional Exchangeable Shares of PSC valued at the price of our common stock at the date we announced the transaction.

We may be obligated to pay an additional amount under an earn out provision contained in the merger agreement related to the purchase of LogistiCare based on certain consolidated financial earnings results of LogistiCare. The actual amount of the earn out consideration to be paid, if any, will be determined pursuant to a formula set forth in the merger agreement and will be capped at $40 million. If earned, the contingent consideration will be paid in cash; provided that, subject to us obtaining the approval of our stockholders of such issuance, each seller will have the right to elect to receive up to 50% of its pro rata share of the earn out payment in shares of our common stock valued at the price of our common stock ($31.42 per share) on November 6, 2007, the last trading day prior to the date we announced the transaction. If we do not obtain stockholder approval of such issuance, then each seller who elected to receive stock, will be entitled to cash in an amount equal to the value of the shares of our common stock it would have received had stockholder approval been obtained as set forth in the merger agreement, based upon a formula set forth in the merger agreement, subject to the $40 million cap on the total earn-out consideration.

When and if the earn out provision is triggered and paid under the purchase agreement with respect to WD Management, WCG, and LogistiCare, we will record the fair value of the consideration paid, issued or issuable as goodwill.

On August 31, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of March 31, 2008, there were no participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of March 31, 2008, 19 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 3.0% and 7.9% of our revenue for the three months ended March 31, 2008 and 2007, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2007 and March 31, 2008 totaled $10.2 million and $10.5 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of March 31, June 30, September 30, and December 31, 2007 and March 31, 2008:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
March 31, 2007	$1,538,890	$1,390,293	$1,362,107	$2,699,757	$1,027,936
June 30, 2007	$1,501,213	$1,373,192	$1,373,243	$2,496,944	$1,600,622
September 30, 2007	$1,559,969	$1,554,221	$1,514,418	$2,608,016	$2,154,096
December 31, 2007	$1,625,524	$1,652,082	$1,665,500	$3,333,629	$1,888,815
March 31, 2008	$1,611,750	$1,588,266	$1,479,231	$3,621,692	$2,159,389

Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable.

Our days sales outstanding for our managed entities increased from 186 days at December 31, 2007 to 187 days at March 31, 2008.

Camelot Community Care, Inc. which represented approximately $5.0 million, or approximately 47.6%, of our total management fee receivable at March 31, 2008 has its own stand-alone line of credit with CIT Healthcare LLC. The loan agreement between CIT Healthcare LLC and this not-for-profit organization permits them to use their credit facility to pay our management fees, provided they are not in default under the facility at the time of the payment. As of March 31, 2008, Camelot Community Care, Inc. had availability of approximately $1.2 million under its line of credit as well as $2.5 million in cash and cash equivalents.

The remaining $5.5 million balance of our total management fee receivable at March 31, 2008 was due from Intervention Services, Inc., Rio Grande Behavioral Health Services, Inc., or Rio Grande, including certain members of the Rio Grande behavioral health network, The ReDCo Group, Care Development of Maine, FCP, Inc., Family Preservation Community Services, Inc., Maple Star Colorado, Inc., and Alternative Opportunities managed by WD Management.

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. We also provide reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado Insurance Services, Inc., or Provado. Provado, a wholly-owned subsidiary of LogistiCare, is a licensed captive insurance company domiciled in the State of South Carolina. These decisions were made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at March 31, 2008 were approximately $1.7 million. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2008 was approximately $503,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in the workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at March 31, 2008 was $1.3 million which was ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2008 was approximately $2.1 million.

Our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2008 was approximately $1.3 million. We recorded a corresponding liability at March 31, 2008 which offsets these expected losses.

SPCIC had restricted cash of approximately $8.0 million and $4.8 million at December 31, 2007 and March 31, 2008, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage. Provado also reinsures the third party insurer within a finite corridor of $750,000 excess of the $250,000 layer of coverage. The reinsurance agreement is subject to annual aggregate equal to the sum of $1.1 million and 120% of gross written premium. The estimated gross written premium is $5.8 million for the policy year ending January 14, 2009. The third party insurer retains approximately 6.4% of gross written premium and a ceding commission of 18%.

The liabilities for expected losses and loss adjustment expenses are based primarily on individual case estimates for losses reported by claimants. An estimate is provided for losses and loss adjustment expenses incurred but not reported on the basis of claim experience and claim experience of the industry. These estimates are reviewed at least annually by independent consulting actuaries. As experience develops and new information becomes known, the estimates are adjusted as necessary.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. With respect to our social services operating segment, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for total annual claims up to $6.7 million. With respect to our NET Services operating segment, we offer self-funded health insurance and dental plans to our employees. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability to $75,000 per incident and a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.4 million and $1.3 million as of December 31, 2007 and March 31, 2008, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

New Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our financial condition, results of operations and cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. There was no material impact on our consolidated financial statements upon adoption of SFAS 159, and we do not believe that the provisions of SFAS 159 will have a material impact on our consolidated financial statements for the year ending December 31, 2008.

Pending Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. Had SFAS 160 been effective for the periods covered by this report, we would have classified ownership interest in one of our subsidiaries held by the sellers related to our acquisition of WCG of approximately $7.6 million as equity. At December 31, 2007 and March 31, 2008, this ownership interest was classified as non-controlling interest in our consolidated balance sheets. We are currently evaluating other potential impacts, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS 133. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. Early adoption is encouraged. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007 and this quarterly report on Form 10-Q in Part II, Item 1A. Risk Factors. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Foreign currency translation

We conduct business in Canada through our wholly-owned subsidiary WCG, and as such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We believe that the impact of currency fluctuations does not represent a significant risk to us given the size and scope of our current international operations. Therefore, we do not hedge against the possible impact of this risk. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

Interest rate and market risk

As of March 31, 2008, we had borrowings under our term loan of approximately $171 million and no borrowings under our revolving line of credit. Borrowings under the credit agreement with CIT accrue interest at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. As of March 31, 2008, the borrowings accrued interest at LIBOR plus 3.5%. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $836,000 annually.

We have convertible senior subordinated notes of $70 million outstanding at March 31, 2008 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at March 31, 2008 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of March 31, 2008. These promissory notes bear fixed interest rates of 5% and 4%, respectively.

Effective February 27, 2008, we entered into an interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, we receive interest equivalent to three-month LIBOR and pay a fixed rate of interest of 3.026% with settlement occurring quarterly. By entering into the interest rate swap, we have effectively fixed the interest rate payable by us on $86.5 million of our floating rate senior term debt at 6.526% for the period February 27, 2008 to February 27, 2010.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 1,030 contracts as of March 31, 2008. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% and 84% of our revenue for the three months ended March 31, 2007 and 2008, respectively. For the three months ended March 31, 2007, the largest customer accounted for 6.9% of our total revenue. For the three months ended March 31, 2008, the two largest customers accounted for 9.1% and 6.6% of our total revenue. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue. For the three months ended March 31, 2008, we conducted a portion of our operations in Canada through WCG. At March 31, 2008, approximately $21.8 million, or 11.3% of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2008) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2008.

(c) Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluation of its internal controls to enhance, where necessary, its procedures and controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed other than the risk factor set forth below. These changes should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K, as amended below, are not the only risks facing our company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Increases in the cost of fuel would lead to higher transportation costs, thereby reducing our profit margins.

We sub-contract with transportation providers to provide non-emergency transportation services. Although our contracts with transportation providers do not obligate us to reimburse or adjust the rates we pay our sub-contractors for increased fuel prices, we may determine from time to time that it is necessary to provide supplemental fuel payments or increase provider rates to ensure we maintain a stable and adequate provider network. Many of our payer contracts contain provisions which allow for adjustments to our capitated per member per month rates, or PMPM, to compensate us for increases in our operating costs, and some payers provide us with “pass through” funds that are used to make supplemental fuel payments to providers. However, in the majority of these payer contracts the capitated PMPM rate is adjusted annually and therefore there may be a period of time that profitability is impacted by rising fuel costs, or other costs, before rate adjustments take effect. Accordingly, our profitability may be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in a default.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description
10.1(1)	Consulting Agreement dated as of April 11, 2008 between The Providence Service Corporation and Steven I. Geringer.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 9, 2008	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Consulting Agreement dated as of April 11, 2008 between The Providence Service Corporation and Steven I. Geringer.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.