Form 10-Q
period 2008-06-30
PROVIDENCE SERVICE CORP
filed 2008-08-08
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were outstanding 12,313,261 shares (excluding treasury shares of 615,743) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2007	June 30, 2008
Assets	(Note 1)	(Unaudited)
Current assets:
Cash and cash equivalents	$35,378,645	$39,070,801
Accounts receivable - billed, net of allowance of $2.6 million	65,852,122	67,460,898
Accounts receivable - unbilled	2,250,053	1,793,183
Management fee receivable	10,165,550	10,957,433
Other receivables	2,524,491	3,976,948
Notes receivable	563,513	573,222
Notes receivable from related party	1,733,913	—
Restricted cash	8,842,195	7,119,293
Prepaid expenses and other	9,553,650	14,663,047
Deferred tax assets	5,094,246	928,324

Total current assets	141,958,378	146,543,149
Property and equipment, net	11,561,671	11,270,871
Notes receivable, less current portion	879,703	445,171
Goodwill	280,710,297	277,162,331
Intangible assets, net	98,254,118	94,198,090
Restricted cash, less current portion	6,461,000	5,191,458
Other assets	12,158,488	12,676,676

Total assets	$551,983,655	$547,487,746

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$8,950,000	$11,112,500
Accounts payable	14,035,128	12,468,195
Accrued expenses	36,448,283	25,284,444
Accrued transportation costs	24,576,510	23,778,316
Deferred revenue	4,061,760	3,546,484
Reinsurance liability reserve	8,344,747	8,382,539

Total current liabilities	96,416,428	84,572,478
Long-term obligations, less current portion	236,468,680	229,981,180
Other long-term liabilities	189,956	3,478,031
Deferred tax liabilities	30,599,952	29,660,953

Total liabilities	363,675,016	347,692,642
Non-controlling interest	7,648,946	7,648,946
Commitments and contingencies
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 12,756,392 and 12,924,506 issued and outstanding (including treasury shares)	12,756	12,925
Additional paid-in capital	159,176,594	163,216,789
Common stock subscription receivable	(714,654)	—
Retained earnings	32,350,837	39,492,948
Accumulated other comprehensive income, net of tax	1,093,367	738,151

	191,918,900	203,460,813
Less 612,026 and 614,209 treasury shares, at cost	11,259,207	11,314,655

Total stockholders’ equity	180,659,693	192,146,158

Total liabilities and stockholders’ equity	$551,983,655	$547,487,746

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues:
Home and community based services	$51,435,842	$65,385,543	$101,466,374	$131,281,207
Foster care services	5,881,792	7,565,686	11,522,479	14,518,000
Management fees	4,993,464	5,425,539	9,777,926	10,667,966
Non-emergency transportation services	—	94,648,593	—	190,222,646

	62,311,098	173,025,361	122,766,779	346,689,819
Operating expenses:
Client service expense	47,592,736	62,172,252	94,395,486	123,655,898
Cost of non-emergency transportation services	—	87,458,931	—	173,706,561
General and administrative expense	7,658,962	10,099,428	14,977,339	21,765,584
Depreciation and amortization	1,027,945	3,166,238	2,036,160	6,485,787

Total operating expenses	56,279,643	162,896,849	111,408,985	325,613,830

Operating income	6,031,455	10,128,512	11,357,794	21,075,989
Other (income) expense:
Interest expense	222,262	4,708,955	333,245	9,994,901
Interest income	(280,370)	(240,206)	(642,961)	(598,619)

Income before income taxes	6,089,563	5,659,763	11,667,510	11,679,707
Provision for income taxes	2,513,053	2,221,770	4,772,139	4,537,596

Net income	$3,576,510	$3,437,993	$6,895,371	$7,142,111

Earnings per common share:
Basic	$0.31	$0.27	$0.59	$0.57

Diluted	$0.30	$0.27	$0.58	$0.56

Weighted-average number of common shares outstanding:
Basic	11,585,996	12,519,527	11,707,025	12,484,331
Diluted	11,778,785	12,693,880	11,864,204	12,677,379

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2008
Operating activities
Net income	$6,895,371	$7,142,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	613,536	2,313,363
Amortization	1,422,624	4,172,424
Amortization of deferred financing costs	91,012	1,201,054
Deferred income taxes	(91,401)	(483,580)
Stock based compensation	1,017,360	1,163,014
Excess tax benefit upon exercise of stock options	—	(184,569)
Other	100,000	22,073
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(2,623,191)	(1,289,271)
Management fee receivable	(1,474,360)	(791,883)
Other receivables	(2,212,048)	(1,345,559)
Restricted cash	—	456,553
Reinsurance liability reserve	277,893	2,094,060
Prepaid expenses and other	(1,621,249)	(5,299,737)
Accounts payable and accrued expenses	(1,032,682)	3,666,383
Accrued transportation costs	—	(798,194)
Deferred revenue	(16,308)	(522,119)
Other long-term liabilities	—	50,883

Net cash provided by operating activities	1,346,557	11,567,006
Investing activities
Purchase of property and equipment, net	(554,266)	(2,075,199)
Acquisition of businesses, net of cash acquired	(468,806)	(537,119)
Acquisition earn out payments	(8,300,135)	(6,670,655)
Restricted cash for contract performance	1,030,765	2,535,891
Purchase of short-term investments, net	(155,306)	(45,073)
Collection of notes receivable	86,806	2,873,390

Net cash used in investing activities	(8,360,942)	(3,918,765)
Financing activities
Repurchase of common stock, for treasury	(10,960,461)	(55,448)
Proceeds from common stock issued pursuant to stock option exercise	296,484	469,320
Excess tax benefit upon exercise of stock options	255,002	184,569
Proceeds from long-term debt	7,500,000	—
Repayment of long-term debt	(349,171)	(4,325,000)
Debt financing costs	(7,534)	(88,775)

Net cash used in financing activities	(3,265,680)	(3,815,334)

Effect of exchange rate changes on cash	—	(140,751)

Net change in cash	(10,280,065)	3,692,156
Cash at beginning of period	40,702,730	35,378,645

Cash at end of period	$30,422,665	$39,070,801

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd. (“WCG”) (collectively, the “Company”, “our”, “we” and “us”). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of June 30, 2008, the Company operated in 43 states, and the District of Columbia, United States, and British Columbia, Canada.

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

The NET Services operating segment provides non-emergency transportation management services, primarily to Medicaid beneficiaries. The entities that pay for non-emergency medical transportation services include state Medicaid programs, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency medical transportation services are delivered under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population.

Concentration of Credit Risk

Contracts entered into with governmental agencies and other entities that contract with governmental agencies accounted for approximately 82% and 84% of the Company’s revenue for the six months ended June 30, 2007 and 2008, respectively. For the six months ended June 30, 2007, the Company’s largest customer accounted for 6.8% of its total revenue. For the six months ended June 30, 2008, the Company’s two largest customers accounted for 9.2% and 6.0% of its total revenue. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the six months ended June 30, 2008, the Company conducted a portion of its operations in Canada through WCG. At June 30, 2008, approximately $22.5 million, or 11.3%, of the Company’s net assets were located in Canada. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

Foreign Currency Translation

The financial position and results of operations of WCG are measured using WCG’s local currency (Canadian Dollar) as the functional currency. Revenues and expenses of WCG have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. At present and for the foreseeable future, the Company intends to reinvest any undistributed earnings of its foreign subsidiary in foreign operations. As a result, the Company is not providing for U.S. or additional foreign withholding taxes on its foreign subsidiary’s undistributed earnings. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings due to the complexities of the Internal Revenue Code of 1986, as amended (“IRC”), and the hypothetical nature of the calculations.

Derivative Instruments and Hedging Activities

The Company holds a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to the Company’s floating rate long-term debt as described in note 8 below. The Company documented its risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. The Company has designated the interest rate swap as a cash flow hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized currently in earnings. The fair value of the cash flow hedging instrument was an asset of approximately $445,000 as of June 30, 2008, which was classified as “Other assets” in the accompanying consolidated balance sheet.

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

At June 30, 2008, approximately $4.4 million of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $15.3 million and $12.3 million of restricted cash at December 31, 2007 and June 30, 2008, respectively, as follows:

	December 31, 2007	June 30, 2008
Collateral for letters of credit - Contractual obligations	$175,000	$175,000
Escrow - Contractual obligations	1,608,520	1,151,967

Subtotal restricted cash for contractual obligations	1,783,520	1,326,967

Collateral for letters of credit - Reinsured claims losses	6,211,000	3,311,000
Escrow - Reinsured claims losses	7,308,675	7,672,784

Subtotal restricted cash for reinsured claims losses	13,519,675	10,983,784

Total restricted cash	15,303,195	12,310,751
Less current portion	8,842,195	7,119,293

	$6,461,000	$5,191,458

Of the restricted cash amount at December 31, 2007 and June 30, 2008:

•	$175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $6.2 million and $3.3 million, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets. Subsequent to December 31, 2007, $3.2 million of the Company’s restricted cash that served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability reinsurance programs was released from restrictions;

•

approximately $1.6 million and $1.2 million, respectively, was held in escrow to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•

approximately $1.8 million and $1.6 million, respectively, was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•

approximately $5.5 million and $6.0 million, respectively, was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with acquisition of Charter LCI Corporation in 2007).

At June 30, 2008, approximately $3.5 million, $1.6 million, $5.8 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $1.2 million is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the six months ended June 30, 2007 and 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) and amounted to approximately $619,000 and $689,000 (net of tax of $439,000 and $474,000, respectively). SFAS 123R requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the six months ended June 30, 2007 and 2008, the amount of excess tax benefits resulting from the exercise of stock options was approximately $255,000 and $185,000. This amount is reflected as cash flows from financing activities for the six months ended June 30, 2008 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period of three years with approximately 29% recorded as client services expense and 71% recorded as general and administrative expense in the Company’s consolidated statement of income for the six months ended June 30, 2008.

As of June 30, 2008, there was approximately $6.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 2.24 years.

The fair value of each stock option awarded during the six months ended June 30, 2007 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula with the following assumptions:

	Six months ended June 30,
	2007	2008
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	34.4% - 34.5%	34.7%
Risk-free interest rate	4.7% - 4.8%	3.5%
Expected life of options	6 yrs	6 yrs

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The statement is effective for fiscal years beginning after December 31, 2008. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial condition, results of operations and cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and chose not to record its financial instruments at fair value. There was no material impact on the Company’s consolidated financial statements upon adoption of SFAS 159 and the Company does not believe that the provisions of SFAS 159 will have a material impact on its consolidated financial statements for the year ending December 31, 2008.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. Had SFAS 160 been effective for the periods covered by this report, the Company would have classified ownership interest in one of its subsidiaries held by the sellers related to the Company’s acquisition of WCG of approximately $7.6 million as equity. At December 31, 2007 and June 30, 2008, this ownership interest was classified as non-controlling interest in the accompanying consolidated balance sheets. The Company is currently evaluating the other potential impacts, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS 133. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. Early adoption is encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated financial statements.

On April 25, 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in paragraph 11 of SFAS 142. In addition, FSP 142-3, requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on its consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

	Total Carrying Value at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$444,838	$—	$444,838	$—

The Company’s interest rate swap is carried at fair value measured on a recurring basis. Fair value is determined through the use of models that consider various assumptions as well as other relevant market data, which are inputs that are classified within Level 2 of the valuation hierarchy. SFAS 157 requires entities to consider both their own credit risk and the credit risk of their counterparties when determining the fair value of derivatives. The Company has taken a “full credit” approach in estimating the SFAS 157-adjusted values of its derivative contract, whereby an indicative entity-specific spread to LIBOR is estimated and applied to the valuation of its derivative contract. The Company discounts its entity-specific spreads on assets based on credit default swap rates as published by Bloomberg on the last day of the period for financial institutions with the same credit rating as the counterparty, and on liabilities based on the spread applicable to its revolving line of credit.

4. Other Receivables

At December 31, 2007 and June 30, 2008, insurance premiums of approximately $1.7 million and $3.4 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable was classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at June 30, 2008 was approximately $1.4 million, of which approximately $345,000 was classified as “Other receivables” and approximately $1.1 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company recorded a corresponding liability at June 30, 2008 which offsets these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheet.

Based on certain provisions of the Company’s previous credit agreement with CIT Healthcare LLC, a significant portion of the Company’s collections on accounts related to its operating activities were deposited into lockbox accounts to insure payment of outstanding obligations to CIT Healthcare LLC. As of December 31, 2007, the amount due to the Company from CIT Healthcare LLC under lockbox arrangements totaled approximately $322,000. No such arrangements exist under the Company’s new credit agreement with CIT Capital Securities LLC (“CIT”), entered into in December 2007 in connection with the Company’s acquisition of Charter LCI Corporation, including its operating subsidiary LogistiCare, Inc. (collectively, “LogistiCare”). This receivable was classified in “Other receivables” in the Company’s consolidated balance sheet.

5. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2007	June 30, 2008
Prepaid payroll	$2,094,580	$2,082,294
Prepaid insurance	2,309,746	4,019,615
Prepaid taxes	125,676	3,504,121
Prepaid rent	672,852	779,474
Provider advances	640,345	350,879
Inventory	230,124	45,263
Prepaid maintenance agreements and copier leases	423,769	487,829
Prepaid bus tokens and passes	712,614	931,567
Prepaid commissions and brokerage fees	456,900	523,619
Interest receivable - Certificates of deposit	509,337	554,410
Other	1,377,707	1,383,976

Total prepaid expenses and other	$9,553,650	$14,663,047

6. Goodwill and Intangibles

The amount allocated to intangibles represents acquired customer relationships, management contracts, restrictive covenants, software licenses and developed technology. The Company valued customer relationships and the management contracts acquired in acquisition transactions based upon expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services in the case of customer relationships, and management and administrative services provided to the managed entity with respect to the acquired management contracts.

Intangible assets consisted of the following:

			December 31, 2007		June 30, 2008
	Estimated Useful Life		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs		$12,849,562	$(3,437,319)	$12,849,562	$(4,120,270)
Customer relationships	15 Yrs		84,541,557	(3,658,733)	84,667,004	(6,479,076)
Customer relationships	10 Yrs		1,417,000	(177,125)	1,417,000	(247,975)
Developed technology	6 Yrs		6,000,000	(67,204)	6,000,000	(567,204)
Software license	5 Yrs		833,928	(125,744)	819,630	(206,516)
Restrictive covenants	5 Yrs		120,194	(41,998)	119,900	(53,965)
Restrictive covenants	3 Yrs		30,000	(30,000)	—	—

Total	13.7 Yrs	*	$105,792,241	$(7,538,123)	$105,873,096	$(11,675,006)

*	Weighted-average amortization period

No significant residual value is estimated for these intangible assets. Amortization expense will be recognized on a straight-line basis over the estimated useful life.

On May 14, 2008, the Company paid to the former members of W.D. Management, L.L.C. (“WD Management”) approximately $8.9 million under an earn out provision pursuant to a formula specified in the purchase agreement that was based upon the financial performance of WD Management for the year ended December 31, 2007. The contingent consideration was paid in a combination of cash and 78,740 shares of the Company’s unregistered common stock, the value of which was approximately $2.2 million and was determined in accordance with the provisions of the purchase agreement. The cash portion of the earn out payment which amounted to approximately $6.7 million was funded with the Company’s operating cash. The Company recorded the fair value of the additional consideration paid as goodwill as of December 31, 2007. The goodwill amount is tax deductible.

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balance at December 31, 2007	$77,841,614	$202,868,683	$280,710,297
LogistiCare acquisition cost adjustments and pre-acquisition cost adjustments	—	(2,986,497)	(2,986,497)
LogistiCare intangible asset valuation adjustment	—	(400,000)	(400,000)
Family & Children’s Services, Inc. intangible asset valuation adjustment	142,073	—	142,073
Family & Children’s Services, Inc. acquisition cost adjustments	4,632	—	4,632
WCG foreign currency translation adjustment	(295,428)	—	(295,428)
WCG acquisition cost adjustments	(18,932)	—	(18,932)
Miscellaneous	6,186	—	6,186

Balance at June 30, 2008	$77,680,145	$199,482,186	$277,162,331

7. Notes Receivable from Related Party

In connection with the acquisition of LogistiCare in 2007, the Company entered into a separate stock option cancellation and exchange agreement with each employee of LogistiCare who held options to purchase shares of Charter LCI Corporation’s common stock as of the acquisition date. The terms of these agreements provided for, among other things, a loan to be made by the Company to each optionholder in an amount equal to the optionholders’ withholding taxes related to the cancellation and exchange of the optionholders’ in-the-money stock options to purchase shares of Charter LCI Corporation common stock for shares of the Company’s common stock. Each loan bore interest of 6.0% per annum with principal and accrued interest due within 180 days from the acquisition date. As collateral security for the prompt and complete payment for all obligations under the loans, each optionholder granted a security interest to the Company in the optionholders’ right, title and interest in and to 40% of the shares of the Company’s common stock granted to the optionholders under the stock option cancellation and exchange agreements. The amount due to the Company under these arrangements at December 31, 2007 totaled approximately $2.4 million. Of this amount, approximately $1.7 million was classified as “Notes receivable from related party” in the accompanying consolidated balance sheet. The remaining balance of $715,000 was classified as “Common stock subscription receivable” in the accompanying consolidated balance sheet. At June 30, 2008, no amounts remained outstanding under these arrangements.

8. Interest Rate Swap

On February 27, 2008, the Company entered into an interest rate swap to convert a portion of its floating rate long-term debt to fixed rate debt. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. The Company entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, the Company receives interest equivalent to three-month LIBOR and pays a fixed rate of interest of 3.026% with settlement occurring quarterly. The Company recorded the fair market value of its interest rate swap as a cash flow hedge on its balance sheet and has marked it to fair value through other comprehensive income. The change in fair value of the interest rate swap resulted in a gain, before taxes, of approximately $445,000 as of June 30, 2008, which is reflected in “Accumulated other comprehensive income, net of tax” and “Other assets” in the accompanying consolidated balance sheet.

9. Business Segments

The Company’s operations are organized and reviewed by management along its services lines. After the consummation of the acquisition of LogistiCare in December 2007, the Company operates in two reportable segments: Social Services and NET Services. The Company operates these reportable segments as separate divisions and differentiates the segments based on the nature of the services they offer. The following describes each of the Company’s segments and its corporate services area.

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

Corporate. Corporate includes accounting and finance, information technology, payroll and human resources and various other overhead costs, all of which are directly allocated to the operating segments.

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

The following table sets forth certain financial information attributable to the Company’s business segments for the three and six months ended June 30, 2008 (the first full six month period the Company operated in two reportable segments). In addition, none of the segments have significant noncash items other than depreciation and amortization in reported income.

	For the three months ended June 30, 2008
	Social Services	NET Services	Corporate	Consolidated Total
Revenues	$78,372,601	$94,648,593	$4,167	$173,025,361

Depreciation and amortization	$1,365,538	$1,800,700	$—	$3,166,238

Operating income	$6,408,935	$3,715,410	$4,167	$10,128,512

Net interest expense (income)	$(156,850)	$4,625,599	$—	$4,468,749

Capital expenditures	$305,718	$687,134	$65,744	$1,058,596

	For the six months ended June 30, 2008
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$156,433,137	$190,222,646	$34,036	$346,689,819

Depreciation and amortization	$2,720,380	$3,765,407	$—	$6,485,787

Operating income	$11,993,759	$9,048,194	$34,036	$21,075,989

Net interest expense (income)	$(374,503)	$9,770,785	$—	$9,396,282

Total assets	$219,336,599	$314,035,832	$14,115,315	$547,487,746

Capital expenditures	$676,849	$1,280,739	$117,611	$2,075,199

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets include cash totaling approximately $12.1 million, notes receivable totaling approximately $408,000, property and equipment totaling approximately $1.0 million, and other assets of approximately $546,000.

There was no single payer from which 10% or more of the Company’s revenue was derived for the three and six months ended June 30, 2008.

10. Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the six months ended June 30, 2008, the Company granted a total of 210,578 ten-year options under its 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the non-employee members of its board of directors, executive officers and certain key employees. The option exercise price for all options granted was $26.14 and the options vest in various installments at various times over the next three years. The weighted-average fair value of the options granted during the six months ended June 30, 2008 totaled $10.50 per share.

The Company granted a total of 45,785 shares of restricted stock to certain executive officers, non-employee directors and key employees of the Company during the six months ended June 30, 2008. These awards vest equally and at various times over the next three years. The weighted-average fair value of the restricted stock awards granted during the six months ended June 30, 2008 totaled $26.21 per share.

The Company issued 44,174 shares of its common stock to its employees upon the vesting of certain restricted stock awards granted in 2006 under the Company’s 2006 Plan. In connection with the vesting of these restricted stock awards, 2,183 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the Federal and state taxing authorities. These shares were placed in treasury.

During the six months ended June 30, 2008, the Company issued 10,304 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan, and 23,200 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan.

On May 14, 2008, the Company issued an aggregate of 78,740 shares of its unregistered common stock valued at approximately $2.2 million, to the former members of WD Management to partially fund the Company’s obligations to these members under earn out provisions of the purchase agreement related to its acquisition of WD Management in 2006.

At December 31, 2007 and June 30, 2008, there were 12,756,392 and 12,924,506 shares of the Company’s common stock outstanding, respectively, (including 612,026 and 614,209 treasury shares at December 31, 2007 and June 30, 2008, respectively), and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a loss of approximately $619,000 and a gain of approximately $264,000, net of tax, which resulted from the change in fair value of the Company’s interest rate swap for the six months ended June 30, 2008.

The components of comprehensive income, net of taxes, for the three and six months ended June 30, 2008 were as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net income	$3,437,993	$7,142,111

Other comprehensive income:
Change in fair value of derivative, net of income tax of $591,000 and $181,000	859,734	263,571
Foreign currency translation adjustments	255,808	(618,787)

Total other comprehensive income	1,115,542	(355,216)

Total comprehensive income	$4,553,535	$6,786,895

The following table reflects changes in common stock, additional paid-in capital, common stock subscription receivable, accumulated other comprehensive income and treasury stock for the six months ended June 30, 2008:

				Common Stock Subscription Receivable	Accumulated Other Comprehensive Income
			Additional Paid-In Capital
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2007	12,756,392	$12,756	$159,176,594	$(714,654)	$1,093,367	612,026	$(11,259,207)
Stock-based compensation	—	—	1,163,014	—	—	—	—
Restricted stock issued / withheld	44,174	44	(44)	—	—	2,183	(55,448)
Exercise of employee stock options including income tax benefit of $185,000	33,504	34	653,855	—	—	—	—
Unregisterd stock issued to former members of WD Management	78,740	79	2,223,381	—	—	—	—
Stock option cancellation and exchange - LogistiCare	11,696	12	(11)	—	—	—	—
Common stock subscription receivable	—	—	—	714,654	—	—	—
Change in fair value of derivative, net of income tax of $181,000	—	—	—	—	263,571	—	—
Foreign currency translation adjustments	—	—	—	—	(618,787)	—	—

Balance at June 30, 2008	12,924,506	$12,925	$163,216,789	$—	$738,151	614,209	$(11,314,655)

11. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Numerator:
Net income available to common stockholders, basic and diluted	$3,576,510	$3,437,993	$6,895,371	$7,142,111
Denominator:
Denominator for basic earnings per share - weighted-average shares	11,585,996	12,519,527	11,707,025	12,484,331
Effect of dilutive securities:
Common stock options and restricted stock awards	192,789	174,353	157,179	193,048

Denominator for diluted earnings per share - adjusted weighted-average shares assumed conversion	11,778,785	12,693,880	11,864,204	12,677,379

Basic earnings per share	$0.31	$0.27	$0.59	$0.57

Diluted earnings per share	$0.30	$0.27	$0.58	$0.56

For the six months ended June 30, 2007 and 2008, employee stock options to purchase 16,018 and 26,162 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the convertible senior subordinated notes issued in connection with the acquisition of LogistiCare was not included in the computation of diluted earnings per share for the six months ended June 30, 2008 as it would have been antidilutive.

12. Income Taxes

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

The Company may be obligated to pay an additional amount under an earn out provision contained in the merger agreement related to the purchase of LogistiCare based on certain consolidated financial earnings results of LogistiCare for fiscal years 2007 and 2008. The actual amount of the earn out consideration to be paid, if any, will be determined pursuant to a formula set forth in the merger agreement and will be capped at $40 million. If earned, the contingent consideration will be paid in cash; provided that, subject to the Company obtaining the approval of its stockholders of such issuance, each seller will have the right to elect to receive up to 50% of its pro rata share of the earn out payment in shares of the Company’s common stock valued at the weighted-average price of the Company’s common stock ($31.42 per share) on November 6, 2007, the last trading day prior to the date the Company announced the transaction. If the Company does not obtain stockholder approval of such issuance, then each seller who elected to receive stock will be entitled to cash in an amount equal to the value of the shares of the Company’s common stock it would have received had stockholder approval been obtained as set forth in the merger agreement, based upon a formula set forth in the merger agreement, subject to the $40 million cap on the total earn-out consideration.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $190,000 and $241,000 at December 31, 2007 and June 30, 2008, respectively.

14. Transactions with Related Parties

Mr. Geringer, one of the Company’s directors, resigned his position as a member of the Company’s board of directors on April 10, 2008. Prior to his resignation the following transaction was deemed to be a related party transaction. Mr. Geringer is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc. (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was signed and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $112,000 and $118,000 for the six months ended June 30, 2007 and 2008, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $81,000 and $252,000 for the six months ended June 30, 2007 and 2008, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2007 and June 30, 2008 were approximately $221,000 and $334,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company reimburses Las Montanas Aviation, LLC for the actual cost of use currently equal to $1,400 per flight hour. For the six months ended June 30, 2007 and 2008, the Company reimbursed Las Montanas Aviation, LLC approximately $98,000 and $17,000, respectively, for use of the airplane for business travel purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and six months ended June 30, 2008 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2007.

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

As part of our growth strategy we have expanded our in-home counseling, school based services and workforce development service offerings, and entered into Canada and the non-emergency transportation management services market through acquisitions which were completed in 2007. Our goal is to be the primary provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services while adding other supporting social services such as non-emergency transportation management services to our service offerings, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems. As of June 30, 2008, we provided social services directly and through the entities we manage to over 77,000 clients, and had approximately 6.3 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from 426 locations in 43 states, the District of Columbia and British Columbia.

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

As of June 30, 2008, except as discussed below, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

Derivative instruments and hedging activities

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

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with SFAS No. 141, “Business Combinations”. At June 30, 2008, our goodwill balance was $277.2 million, which represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in connection with previous acquisitions, adjusted for changes in foreign currency exchange rates. We analyze the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss is measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying value. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value. Our evaluation of goodwill completed as of December 31, 2007 resulted in no impairment losses. Our next scheduled goodwill impairment test will be for impairment of goodwill as of December 31, 2008.

In consideration of the current market conditions in which we operate and the decline in our overall market capitalization resulting from decreases in the market price of our common stock, we evaluated whether events, referred to as triggering events, had occurred during the six months ended June 30, 2008 that would require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. It was our conclusion that, as of the end of the second quarter no triggering events had occurred as there had been no events or changes in circumstances which we believe would more likely than not reduce the fair value of our reporting units below their respective carrying values. However, a sustained significant decline in our stock price subsequent to June 30, 2008 could indicate a triggering event has occurred and require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142. This could require us to record a non-cash charge for a partial or total impairment of our goodwill balance. This non-cash charge would not impact our cash balance, debt covenant compliance or ongoing financial performance.

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

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues:
Home and community based services	82.6%	37.8%	82.7%	37.8%
Foster care services	9.4	4.4	9.4	4.2
Management fees	8.0	3.1	7.9	3.1
Non-emergency transportation services	—	54.7	—	54.9

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	76.4	35.9	76.9	35.7
Cost of non-emergency transportation services	—	50.6	—	50.1
General and administrative expense	12.3	5.8	12.2	6.3
Depreciation and amortization	1.7	1.8	1.7	1.8

Total operating expenses	90.4	94.1	90.8	93.9

Operating income	9.6	5.9	9.2	6.1

Non-operating expense (income):
Interest expense (income), net	(0.1)	2.6	(0.3)	2.7

Income before income taxes	9.7	3.3	9.5	3.4
Provision for income taxes	4.0	1.3	3.9	1.3

Net income	5.7%	2.0%	5.6%	2.1%

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues

	Three Months Ended June 30,		Percent change
	2007	2008
Home and community based services	$51,435,842	$65,385,543	27.1%
Foster care services	5,881,792	7,565,686	28.6%
Management fees	4,993,464	5,425,539	8.7%
Non-emergency transportation services	—	94,648,593

Total revenues	$62,311,098	$173,025,361	177.7%

Home and community based services. The acquisition of WCG International Ltd., or WCG, in August 2007, and Family & Children’s Services, Inc., or FCS, in October 2007, added, on an aggregate basis, approximately $10.3 million to home and community based services revenue for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Excluding the acquisition of WCG and FCS our home and community based services provided additional revenue of approximately $3.7 million for the three months ended June 30, 2008, as compared to the same prior year period due to client volume increases in new and existing locations, and rate increases for services we provide. Generally, increases in rates for services we provide are based on the cost of living index.

Foster care services. The operations of Maple Star Oregon, or MSO, that we consolidated effective May 1, 2007, contributed approximately $1.1 million in revenue for the three months ended June 30, 2008, compared to approximately $514,000 for the three months ended June 30, 2007. Our cross-selling and recruiting efforts resulted in an increase in foster care services revenue of approximately $1.1 million for the three months ended June 30, 2008 as compared to same three month period one year ago. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $62.7 million for the three months ended June 30, 2008 as compared to $57.4 million for the three months ended June 30, 2007. The effect of business growth of the not-for-profit entities we managed added approximately $432,000 in additional management fees revenue for the three months ended June 30, 2008 as compared to the same prior year period.

Despite the increase in our home and community based services and foster care services revenues for the current three month period as compared to the same prior year period, budgetary issues impacting certain of the state and local government agencies that fund these services have adversely affected our Social Services operating segment revenues and operating results for the three months ended June 30, 2008, and are expected to adversely affect our revenues and earnings for the remainder of 2008. For instance, Pennsylvania has recently initiated steps to reduce expenses which include reductions of authorized services and utilization constraints and has hired Mercer Health and Benefits LLC, or Mercer, to look at ways the state could save money. The Mercer report recommends the state shift funds from its out-of-home care programs, principally residential treatment for youth, and initiate more community based services. The state has formed several committees to review these recommendations. We believe this evolution will favor our model of care and validates our decision to work through the near term budget issues. Similarly, North Carolina has hired Mercer after audit reports revealed that the state’s community based costs were significantly higher than budgeted. Numerous providers were audited in North Carolina and many, unlike our company, were required to return money to the state. Mercer has recommended that North Carolina consider consolidating the number of management entities which authorize care and oversee service providers as part of an effort to contain costs and improve the quality of care in this state. Additionally, Arizona, while experiencing continued in-migration of Medicaid eligible clients, has yet to release its behavioral health budget for next year, and California, as widely reported, has yet to resolve its budget debate and the governor recently took steps to reduce employee costs and force the legislature to finalize the state’s 2008-2009 budget. Further, British Columbia has taken steps to strictly enforce contractually imposed revenue caps on a per client basis.

Non-emergency transportation services. We generated all of our non-emergency transportation services revenue for the three months ended June 30, 2008 through our NET Services operating segment as a result of the acquisition of Charter LCI Corporation, including its operating subsidiary LogistiCare, Inc., collectively referred to as LogistiCare, in December 2007. A significant portion of this revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations in demand for our non-emergency transportation services and, as a result, such expenses fluctuate on a quarterly basis. We expect our operating results will fluctuate in relation to seasonal demand for our non-emergency transportation services.

Budgetary issues of certain state government agencies that fund our non-emergency transportation services have resulted in delays in some contract implementations and awards to provide non-emergency transportation services, and in some circumstances have delayed or reduced rate adjustments. We believe that these delays will negatively impact the revenues and operating results of our NET Services operating segment for the remainder of 2008.

Operating expenses

Client service expense. Client service expense included the following for the three months ended June 30, 2007 and 2008:

	Three months ended June 30,		Percent change
	2007	2008
Payroll and related costs	$35,282,147	$43,400,244	23.0%
Purchased services	5,341,834	9,702,200	81.6%
Other operating expenses	6,752,363	8,892,874	31.7%
Stock-based compensation	216,392	176,934	-18.2%

Total client service expense	$47,592,736	$62,172,252	30.6%

Payroll and related costs. Our payroll and related costs increased for the three months ended June 30, 2008, as compared to the same three month period one year ago, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 100 new employees in connection with the acquisition of WCG and FCS which resulted in an increase in payroll and related costs of approximately $3.6 million in the aggregate for the three months ended June 30, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, payroll and related costs decreased from 56.6% for the three months ended June 30, 2007 to 55.4% for the three months ended June 30, 2008 due to our revenue growth rate.

Purchased services. Since acquiring WCG in August 2007, we subcontract with a network of providers for the provision of a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the course of placing clients in the workforce for all of our workforce development services. For the three months ended June 30, 2008, these services added approximately $3.5 million to purchased services as compared to the same three month period one year ago. Additionally, increases in foster parent payments, pharmacy and the number of referrals requiring out-of-home placement under our annual block purchase contract accounted for an increase in purchased services for the three months ended June 30, 2008 as compared to the same prior year period of approximately $868,000. As a percentage of revenue, excluding NET Services revenue, purchased services increased from 8.6% for the three months ended June 30, 2007 to 12.4% for the three months ended June 30, 2008 primarily due to higher purchased services costs related to the operations of WCG and an increase in foster parent payments.

Other operating expenses. The acquisition of WCG and FCS added approximately $1.7 million to other operating expenses for the three months ended June 30, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 10.8% for the three months ended June 30, 2007 to 11.3% for the three months ended June 30, 2008 primarily due to the addition of new locations resulting from our organic growth and higher costs related to the operations of WCG and FCS.

Stock-based compensation. Stock-based compensation of approximately $177,000 for the three months ended June 30, 2008 represents the amortization of the fair value of stock options and stock grants awarded to executive officers and employees under our 2006 Plan.

Cost of non-emergency transportation services.

Three months ended June 30, 2008
Payroll and related costs	$10,209,421
Purchased services	72,991,240
Other operating expenses	4,258,270

Total client service expense	$87,458,931

With the acquisition of LogistiCare in December 2007, we added over 1,000 new employees which resulted in payroll and related costs associated with our NET Services operating segment of approximately $10.2 million for the three months ended June 30, 2008. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the three months ended June 30, 2008, purchased transportation costs amounted to approximately $73.0 million, or 77.1% of the total NET Services segment revenues. We forecast our purchased transportation costs based on, among other things, historical trends in client utilization and per trip cost, as well as expected programmatic changes that may alter utilization of services or other factors that may influence the per trip cost. Although quarterly purchased transportation costs will vary as a percentage of NET Services segment revenue due to seasonality, with higher utilization in the third quarter of 2008 and lower utilization in the fourth quarter of 2008 as compared to the three months ended June 30, 2008, we anticipate that for the remainder of 2008 purchased transportation costs as a percentage of revenue should remain relatively consistent with the level experienced for the three months ended June 30, 2008. In addition, other operating expenses of our NET Services operating segment were approximately $4.3 million for the three months ended June 30, 2008. As a percentage of NET Services revenue, the cost of non-emergency transportation services was 92.4% for the three months ended June 30, 2008.

General and administrative expense.

Three months ended June 30,		Percent change
2007	2008
$ 7,658,962	$10,099,428	31.9%

The addition of corporate staff to adequately support our growth, higher rates of pay for employees, and increased costs to provide services under our management agreements accounted for an increase of approximately $577,000 (net of a decrease in medical and dental benefits expense of approximately $1.0 million related to an adjustment of our insurance claims accrual to be in line with our historical claims experience) of corporate administrative expenses for the three months ended June 30, 2008 as compared to the same three month period one year ago. Also contributing to this increase in corporate administrative expenses were changes in professional liability insurance premiums, higher stock based compensation (related to executive officers, directors and employees) and accounting and auditing fees (related to LogistiCare). In addition, as a result of our growth during the trailing twelve months ended June 30, 2008, rent and facilities management increased $1.9 million for the three months ended June 30, 2008 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 12.3% for the three months ended June 30, 2007 to 5.8% for the three months ended June 30, 2008 due to our revenue growth rate and acquisition of LogistiCare in December 2007.

Depreciation and amortization.

Three months ended June 30,		Percent change
2007	2008
$ 1,027,945	$3,166,238	208.0%

The increase in depreciation and amortization from period to period primarily resulted from the depreciation of property and equipment and amortization of customer relationships and developed technology related to the acquisitions of WCG, FCS and LogistiCare in 2007. As a percentage of revenues, depreciation and amortization increased from approximately 1.7% for the three months ended June 30, 2007 to 1.8% for the three months ended June 30, 2008.

Non-operating (income) expense

Interest expense. Due to the level of acquisition activity we have engaged in during the trailing twelve month period ended June 30, 2008, our current and long-term debt obligations have increased to approximately $241.1 million as compared to approximately $8.1 million at June 30, 2007. As a result, interest expense (including deferred financing costs) for the three months ended June 30, 2008 was higher than that for the three months ended June 30, 2007 due to a higher level of debt for the three months ended June 30, 2008 as compared to the same prior year period.

Interest income. Interest income for the three months ended June 30, 2008 and 2007 was approximately $240,000 and $280,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 38.9% for 2008 as compared to approximately 41% for 2007. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues

	Six Months Ended June 30,		Percent change
	2007	2008
Home and community based services	$101,466,374	$131,281,207	29.4%
Foster care services	11,522,479	14,518,000	26.0%
Management fees	9,777,926	10,667,966	9.1%
Non-emergency transportation services	—	190,222,646

Total revenues	$122,766,779	$346,689,819	182.4%

Home and community based services. The acquisition of WCG in August 2007, and FCS in October 2007, added, on an aggregate basis, approximately $21.2 million to home and community based services revenue for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Excluding the acquisition of WCG and FCS our home and community based services provided additional revenue of approximately $8.6 million for the six months ended June 30, 2008, as compared to the same prior year period due to client volume increases in new and existing locations, and rate increases for services we provide. Generally, increases in rates for services we provide are based on the cost of living index.

Foster care services. The operations of MSO that we consolidated effective May 1, 2007 contributed approximately $2.0 million of foster care services revenue for the six months ended June 30, 2008, compared to approximately $514,000 for the six months ended June 30, 2007. Our cross-selling and recruiting efforts resulted in an increase in foster care services revenue of approximately $1.5 million for the six months ended June 30, 2008 as compared to the same six month period one year ago. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $124.1 million for the six months ended June 30, 2008 as compared to $110.7 million for the six months ended June 30, 2007. The effect of business growth of the not-for-profit entities we managed added approximately $890,000 in additional management fees revenue for the six months ended June 30, 2008 as compared to the same prior year period.

Non-emergency transportation services. We generated all of our non-emergency transportation services revenue for the six months ended June 30, 2008 through our NET Services operating segment as a result of the acquisition of LogistiCare in December 2007.

Operating expenses

Client service expense. Client service expense included the following for the six months ended June 30, 2007 and 2008:

	Six months ended June 30,		Percent change
	2007	2008
Payroll and related costs	$70,835,210	$87,133,299	23.0%
Purchased services	10,137,087	18,640,165	83.9%
Other operating expenses	13,034,365	17,542,017	34.6%
Stock-based compensation	388,824	340,417	-12.4%

Total client service expense	$94,395,486	$123,655,898	31.0%

Payroll and related costs. Our payroll and related costs increased for the six months ended June 30, 2008, as compared to the same six month period one year ago, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 100 new employees in connection with the acquisition of WCG and FCS, and the consolidation of MSO in May 2007, which resulted in an increase in payroll and related costs of approximately $7.6 million in the aggregate for the six months ended June 30, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, payroll and related costs decreased from 57.7% for the six months ended June 30, 2007 to 55.7% for the six months ended June 30, 2008 due to our revenue growth rate.

Purchased services. Since acquiring WCG in August 2007, we subcontract with a network of providers for the provision of a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the course of placing clients in the workforce for all of our workforce development services. For the six months ended June 30, 2008, these services added approximately $6.8 million to purchased services as compared to the same six month period one year ago. Additionally, increases in foster parent payments, pharmacy and other support services accounted for an increase in purchased services for the six months ended June 30, 2008 as compared to the same prior year period of approximately $1.8 million. As a percentage of revenue, excluding NET Services revenue, purchased services increased from 8.3% for the six months ended June 30, 2007 to 11.9% for the six months ended June 30, 2008 primarily due to higher purchased services costs related to the operations of WCG and an increase in foster parent payments.

Other operating expenses. The acquisition of WCG and FCS in 2007 and the consolidation of MSO in May 2007 added approximately $4.0 million to other operating expenses for the six months ended June

30, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 10.6% for the six months ended June 30, 2007 to 11.2% for the six months ended June 30, 2008 primarily due to the addition of new locations resulting from our organic growth and higher costs related to the operations of WCG and FCS.

Stock-based compensation. Stock-based compensation of approximately $340,000 for the six months ended June 30, 2008 represents the amortization of the fair value of stock options and stock grants awarded to executive officers and employees under our 2006 Plan.

Cost of non-emergency transportation services.

Six months ended June 30, 2008
Payroll and related costs	$20,162,679
Purchased services	144,737,316
Other operating expenses	8,806,566

Total client service expense	$173,706,561

With the acquisition of LogistiCare in December 2007, we added over 1,000 new employees which resulted in payroll and related costs related to our NET Services operating segment of approximately $20.2 million for the six months ended June 30, 2008. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the six months ended June 30, 2008, purchased transportation costs amounted to approximately $144.7 million, or 76.1% of the total NET Services operating segment revenue. In addition, other operating expenses of our NET Services operating segment were approximately $8.8 million for the six months ended June 30, 2008. As a percentage of NET Services revenue, the cost of non-emergency transportation services was 91.3% for the six months ended June 30, 2008.

General and administrative expense.

Six months ended June 30,		Percent change
2007	2008
$14,977,339	$21,765,584	45.3%

The addition of corporate staff to adequately support our growth, increased costs to provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $3.2 million (net of a decrease in medical and dental benefits expense of approximately $1.1 million related to an adjustment of our insurance claims accrual to be in line with our historical claims experience) of corporate administrative expenses for the six months ended June 30, 2008 as compared to the same six month period one year ago. Also contributing to this increase in corporate administrative expenses were discretionary cash bonuses approved for certain executive officers during the first three months of 2008, stock based compensation expense (related to executive officers, directors and employees), legal expense and accounting fees related to LogistiCare. In addition, as a result of our growth during the trailing twelve months ended June 30, 2008, rent and facilities management increased $3.6 million for the six months ended June 30, 2008 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 12.2% for the six months ended June 30, 2007 to 6.3% for the six months ended June 30, 2008 due to our revenue growth rate and acquisition of LogistiCare in December 2007.

Depreciation and amortization.

Six months ended June 30,		Percent change
2007	2008
$2,036,160	$6,485,787	218.5%

The increase in depreciation and amortization from period to period primarily resulted from the depreciation of property and equipment and amortization of customer relationships and developed technology related to the acquisitions of WCG, FCS and LogistiCare in 2007. As a percentage of revenues, depreciation and amortization increased from approximately 1.7% for the six months ended June 30, 2007 to 1.9% for the six months ended June 30, 2008.

Non-operating (income) expense

Interest expense. Due to the level of acquisition activity we have engaged in during the trailing twelve month period ended June 30, 2008, our current and long-term debt obligations have increased to approximately $241.1 million as compared to approximately $8.1 million at June 30, 2007. As a result, interest expense (including deferred financing costs) for the six months ended June 30, 2008 was higher than that for the six months ended June 30, 2007 due to a higher level of debt for the six months ended June 30, 2008 as compared to the same prior year period.

Interest income. Interest income for the six months ended June 30, 2008 and 2007 was approximately $599,000 and $643,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 38.9% for 2008 as compared to approximately 41% for 2007. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. In our Social Services operating segment, lower client demand for our home and community based services during the holiday and summer seasons generally results in lower revenue during those periods; however, our expenses related to the Social Services operating segment do not vary significantly with these changes. As a result, our Social Services operating segment experiences lower operating margins during the holiday and summer seasons. Our NET Services operating segment also experiences fluctuations in demand for our non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a fixed revenue stream based on a per member per month base structure, our NET Services operating segment experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services and non-emergency transportation services. As we enter new markets, we could be subject to additional seasonal variations along with any competitive response by other social services and transportation providers.

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and a revolving credit facility.

Sources of cash for the six months ended June 30, 2008 were primarily from operations, cash released from restrictions, cash received from payments of notes receivable and proceeds from common stock issued pursuant to stock option exercises. Our balance of cash and cash equivalents was approximately $39.1 million at June 30, 2008, up from $35.4 million at December 31, 2007. Approximately $4.4 million of cash was held by WCG at June 30, 2008 and is not freely transferable without unfavorable tax consequences between us and WCG. We had restricted cash of approximately $12.3 million and $15.3 million at June 30, 2008 and December 31, 2007, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At June 30, 2008 and December 31, 2007, our total debt was approximately $241.1 million and $245.4 million, respectively.

Cash flows

Operating activities. Net income of approximately $7.1 million plus non-cash depreciation, amortization, amortization of deferred financing costs, stock-based compensation net of excess tax benefit, and deferred income taxes of approximately $8.2 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $2.1 million for the six months ended June 30, 2008. The growth of our billed and unbilled accounts receivable over the six months ended June 30, 2008 was mostly due to our year over year revenue growth.

At June 30, 2008, net cash flow from operating activities totaled approximately $11.6 million. Decreases in accrued transportation costs and deferred revenue resulted in a decrease in cash flow from operations of approximately $1.3 million. In addition, increases in other receivables and prepaid expenses and other (primarily due to insurance premiums paid related to the activities of our captive insurance subsidiaries as well as estimated tax payments made) resulted in additional cash used in operating activities of $6.6 million. Restricted cash related to the collection activities of the correctional services business acquired in 2006 resulted in additional cash provided by operating activities of $457,000. Changes in accounts payable and accrued expenses resulted in cash provided by operating activities of $3.7 million, while increases in other long-term liabilities and reinsurance liability reserves related to our reinsurance programs contributed approximately $2.1 million to cash from operations.

Investing activities. Net cash used in investing activities totaled approximately $3.9 million for the six months ended June 30, 2008, and included a decrease in restricted cash of approximately $2.5 million related to cash held in trust for reinsurance claims losses. We collected approximately $2.4 million on outstanding notes receivable for the six months ended June 30, 2008 related to loans issued by us under stock option cancellation and exchange agreements with employees of LogistiCare who held options to purchase shares of Charter LCI Corporation’s common stock as of the acquisition date. Additionally, we collected approximately $425,000 from other notes receivable during the six months ended June 30, 2008. We spent approximately $2.1 million for property and equipment and $537,000 for acquisition costs primarily related to the acquisitions of FCS, WCG and LogistiCare. We also paid an earn out payment to the sellers of WD Management totaling approximately $6.7 million in May 2008.

Financing activities. Net cash used in financing activities totaled approximately $3.8 million for the six months ended June 30, 2008. We repaid approximately $4.3 million of long-term debt. Additionally, we received proceeds of approximately $469,000 from the sale of our common stock pursuant to the exercise of stock options for the six months ended June 30, 2008.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for the six months ended June 30, 2008 was a decrease to cash of approximately $141,000.

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

We pay interest on the Notes in cash semiannually in arrears on May 15 and November 15 of each year. The Notes will mature on May 15, 2014.

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

The Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses. The outstanding principal amount of the loans accrue at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rate applied to our term loan at June 30, 2008 was 6.14%. No amounts were borrowed under the revolving credit facility as of June 30, 2008, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of June 30, 2008, there were six letters of credit in the amount of approximately $10.2 million collateralized under the revolving credit facility. At June 30, 2008, our available credit under the revolving credit facility was $29.8 million.

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

As noted above, we have experienced certain negative trends with respect to our revenues and operating results that we believe will continue for the remainder of 2008. Although these trends may negatively impact our operating results and ability to remain in compliance with the terms of our Credit Agreement with CIT, we believe we will maintain our good standing with CIT to insure access to capital to fund the growth of our business and working capital requirements, and we foresee that we will remain in compliance with the financial covenants set forth in the Credit Agreement.

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

Promissory notes. We have two unsecured, subordinated promissory notes outstanding at June 30, 2008 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010.

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

Contingent obligations. On May 14, 2008, we paid to the former members of W.D. Management, L.L.C., or WD Management, approximately $8.9 million under an earn out provision pursuant to a formula specified in the associated purchase agreement that was based upon the financial performance of WD Management for 2007. The contingent consideration was paid in a combination of cash in the amount of approximately $6.7 million and 78,740 shares of our unregistered common stock, the value of which was determined in accordance with the provisions of the purchase agreement. This provision also applied to the earn out for 2006 due in 2007 pursuant to which we paid $7.7 million on May 9, 2007. We recorded the fair value of the consideration paid as goodwill.

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

We may be obligated to pay an additional amount under an earn out provision contained in the merger agreement related to the purchase of LogistiCare based on certain consolidated financial earnings results of LogistiCare. The actual amount of the earn out consideration to be paid, if any, will be determined pursuant to a formula set forth in the merger agreement and will be capped at $40 million. If earned, the contingent consideration will be paid in cash; provided that, subject to us obtaining the approval of our stockholders of such issuance, each seller will have the right to elect to receive up to 50% of its pro rata share of the earn out payment in shares of our common stock valued at the weighted-average price of our common stock ($31.42 per share) on November 6, 2007, the last trading day prior to the date we announced the transaction. If we do not obtain stockholder approval of such issuance, then each seller who elected to receive stock, will be entitled to cash in an amount equal to the value of the shares of our common stock it would have received had stockholder approval been obtained as set forth in the merger agreement, based upon a formula set forth in the merger agreement, subject to the $40 million cap on the total earn-out consideration.

When and if the earn out provision is triggered and paid under the purchase agreement with respect to WCG and LogistiCare, we will record the fair value of the consideration paid, issued or issuable as goodwill.

On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of June 30, 2008, there were no participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of June 30, 2008, 19 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 3.0% and 7.8% of our revenue for the six months ended June 30, 2008 and 2007, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2007 and June 30, 2008 totaled $10.2 million and $11.0 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’

control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of June 30, September 30, and December 31, 2007, March 31, and June 30, 2008:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
June 30, 2007	$1,501,213	$1,373,192	$1,373,243	$2,496,944	$1,600,622
September 30, 2007	$1,559,969	$1,554,221	$1,514,418	$2,608,016	$2,154,096
December 31, 2007	$1,625,524	$1,652,082	$1,665,500	$3,333,629	$1,888,815
March 31, 2008	$1,611,750	$1,588,266	$1,479,231	$3,621,692	$2,159,389
June 30, 2008	$1,679,994	$1,601,390	$1,609,904	$3,641,565	$2,424,580

Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable.

Our days sales outstanding for our managed entities increased from 186 days at December 31, 2007 to 191 days at June 30, 2008.

Camelot Community Care, Inc. which represented approximately $4.9 million, or approximately 45%, of our total management fee receivable at June 30, 2008 has its own stand-alone line of credit with CIT Healthcare LLC. The loan agreement between CIT Healthcare LLC and this not-for-profit organization permits them to use their credit facility to pay our management fees, provided they are not in default under the facility at the time of the payment. As of June 30, 2008, Camelot Community Care, Inc. had availability of approximately $1.5 million under its line of credit as well as $2.6 million in cash and cash equivalents.

The remaining $6.1 million balance of our total management fee receivable at June 30, 2008 was due from Intervention Services, Inc., Rio Grande Behavioral Health Services, Inc., or Rio Grande, including certain members of the Rio Grande behavioral health network, The ReDCo Group, Care Development of Maine, FCP, Inc., Family Preservation Community Services, Inc., Maple Star Colorado, Inc., and Alternative Opportunities.

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

SPCIC:

SPCIC reinsures the third-party insurer for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at June 30, 2008 were approximately $1.1 million. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2008 was approximately $594,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at June 30, 2008 was $1.4 million which was ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2008 was approximately $2.3 million.

Our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at June 30, 2008 was approximately $1.4 million. We recorded a corresponding liability at June 30, 2008 which offsets these expected losses.

SPCIC had restricted cash of approximately $8.0 million and $4.9 million at December 31, 2007 and June 30, 2008, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage. Provado also reinsures the third party insurer within a finite corridor of $750,000 excess of the $250,000 layer of coverage. The reinsurance agreement is subject to an annual aggregate equal to the sum of $1.1 million and 120% of gross written premium. The estimated gross written premium is $5.8 million for the policy year ending January 14, 2009. The third party insurer retains approximately 6.4% of gross written premium and a ceding commission of 18%.

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

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.4 million and $1.2 million as of December 31, 2007 and June 30, 2008, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

New Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The statement is effective for fiscal years beginning after December 31, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our financial condition, results of operations and cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and chose not to record our financial instruments at fair value. There was no material impact on our consolidated financial statements upon adoption of SFAS 159 and we do not believe that the provisions of SFAS 159 will have a material impact on our consolidated financial statements for the year ending December 31, 2008.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. Had SFAS 160 been effective for the periods covered by this report, we would have classified ownership interest in one of our subsidiaries held by the sellers related to our acquisition of WCG of approximately $7.6 million as equity. At December 31, 2007 and June 30, 2008, this ownership interest was classified as non-controlling interest in our consolidated balance sheets. We are currently evaluating other potential impacts, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS 133. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. Early adoption is encouraged. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated financial statements.

On April 25, 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in paragraph 11 of SFAS 142. Additionally, for a recognized intangible asset, FSP 142-3, requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on our consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

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

Interest rate and market risk

As of June 30, 2008, we had borrowings under our term loan of approximately $168.7 million and no borrowings under our revolving line of credit. Borrowings under the credit agreement with CIT accrue interest at the per annum rate of LIBOR plus 3.5% or the Base Rate (as defined in the Credit Agreement) plus 2.5%, at our election. As of June 30, 2008, the borrowings accrued interest at LIBOR plus 3.5%. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $825,000 annually.

We have convertible senior subordinated notes of $70 million outstanding at June 30, 2008 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at June 30, 2008 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of June 30, 2008. These promissory notes bear fixed interest rates of 5% and 4%, respectively.

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

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 948 contracts as of June 30, 2008. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 82% and 84% of our revenue for the six months ended June 30, 2007 and 2008, respectively. For the six months ended June 30, 2007, the largest customer accounted for 6.8% of our total revenue. For the six months ended June 30, 2008, the two largest customers accounted for 9.2% and 6.0% of our total revenue. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the six months ended June 30, 2008, we conducted a portion of our operations in Canada through WCG. At June 30, 2008, approximately $22.5 million, or 11.3% of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2008) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2008.

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

We sub-contract with transportation providers to provide non-emergency transportation services. Although our contracts with transportation providers do not obligate us to reimburse or adjust the rates we pay our sub-contractors for increased fuel prices, we may determine from time to time that it is necessary to provide supplemental fuel payments or increase provider rates to ensure we maintain a stable and adequate provider network. Many of our payer contracts contain provisions which allow for adjustments to our capitated per member per month rates, or PMPM, to compensate us for increases in our operating costs, and some payers provide us with “pass through” funds that are used to make supplemental fuel payments to providers. However, in the majority of these payer contracts the capitated PMPM rate is adjusted annually and therefore there may be a period of time that profitability is impacted by rising fuel costs, or other costs, before rate adjustments take effect. In addition, rate adjustments may be subject to the availability of state funding. Accordingly, our profitability may be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Equity Securities

On May 14, 2008, we issued an aggregate of 78,740 shares of our unregistered common stock, valued at approximately $2.2 million, to the former members of WD Management to partially fund our obligations to such members pursuant to certain earn out provisions of the purchase agreement related to our acquisition of WD Management in 2006. The value of the shares of common stock issued in connection with this transaction was determined in accordance with the provisions of the related purchase agreement.

The shares of our common stock were issued in a private transaction to a limited number of recipients, without the use of an underwriter, in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The certificates representing the shares contained a legend regarding restrictions on transfer under the Securities Act.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in a default.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 21, 2008 for the following purposes:

a)	To elect two Class 2 directors to each serve for a three year term until the 2011 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each nominee for director was elected by a vote of the stockholders as follows:

	Total Affirmative Votes	Total Votes Withheld
Warren S. Rustand	10,420,615	170,458
Richard Singleton	7,074,981	3,516,092

The Class 1 and Class 3 directors who were not up for re-election at this meeting and continue to serve as directors are: Hunter Hurst III, Fletcher Jay McCusker and Kristi L. Meints.

b)	To amend The Providence Service Corporation 2006 Long-Term Incentive Plan, or the 2006 Plan, to increase the number of shares of common stock authorized for issuance under the 2006 Plan by 1,000,000 shares from 800,000 shares to 1,800,000 shares. The proposal to amend the 2006 Plan was approved by the stockholders as follows:

Votes For	8,251,990
Votes Against	1,527,693
Abstentions	50,497
Broker Non-votes	760,893

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1(1)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

10.2(2)	Consulting Agreement dated as of April 11, 2008 between The Providence Service Corporation and Steven I. Geringer.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an Appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on April 25, 2008.
(2)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 8, 2008	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

10.2(2)	Consulting Agreement dated as of April 11, 2008 between The Providence Service Corporation and Steven I. Geringer.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an Appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 25, 2008.
(2)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2008.