Form 10-Q
period 2008-09-30
PROVIDENCE SERVICE CORP
filed 2008-11-10
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 3, 2008, there were outstanding 12,321,736 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2007	September 30, 2008
	(Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,378,645	$36,784,996
Accounts receivable - billed, net of allowance of $2.6 million in 2007 and $2.1 million in 2008	65,852,122	73,923,707
Accounts receivable - unbilled	2,250,053	1,532,772
Management fee receivable	10,165,550	6,918,824
Other receivables	2,524,491	3,265,128
Notes receivable	563,513	538,347
Notes receivable from related party	1,733,913	—
Restricted cash	8,842,195	7,192,047
Prepaid expenses and other	9,553,650	11,987,611
Deferred tax assets	5,094,246	6,801,084

Total current assets	141,958,378	148,944,516
Property and equipment, net	11,561,671	12,182,961
Notes receivable, less current portion	879,703	218,222
Goodwill	280,710,297	151,250,475
Intangible assets, net	98,254,118	81,340,824
Restricted cash, less current portion	6,461,000	5,199,844
Other assets	12,158,488	13,243,363

Total assets	$551,983,655	$412,380,205

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$8,950,000	$12,193,750
Accounts payable	14,035,128	4,419,471
Accrued expenses	36,448,283	35,807,468
Accrued transportation costs	24,576,510	34,859,937
Deferred revenue	4,061,760	3,747,570
Reinsurance liability reserve	8,344,747	8,213,457

Total current liabilities	96,416,428	99,241,653
Long-term obligations, less current portion	236,468,680	226,737,430
Other long-term liabilities	189,956	3,685,999
Deferred tax liabilities	30,599,952	23,577,341

Total liabilities	363,675,016	353,242,423
Non-controlling interest	7,648,946	7,648,946
Commitments and contingencies
Stockholders’ equity:
Common stock: Authorized 40,000,000 shares; $0.001 par value; 12,756,392 and 12,929,004 issued and outstanding (including treasury shares)	12,756	12,929
Additional paid-in capital	159,176,594	164,119,792
Common stock subscription receivable	(714,654)	—
Retained earnings (deficit)	32,350,837	(101,301,246)
Accumulated other comprehensive income, net of tax	1,093,367	1,883

	191,918,900	62,833,358
Less 612,026 and 615,743 treasury shares, at cost	11,259,207	11,344,522

Total stockholders’ equity	180,659,693	51,488,836

Total liabilities and stockholders’ equity	$551,983,655	$412,380,205

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues:
Home and community based services	$51,761,072	$59,654,117	$153,227,446	$190,935,324
Foster care services	7,022,351	7,493,743	18,544,830	22,011,743
Management fees	4,951,094	5,537,021	14,729,020	16,204,987
Non-emergency transportation services	—	94,312,157	—	284,534,803

	63,734,517	166,997,038	186,501,296	513,686,857
Operating expenses:
Client service expense	50,311,486	59,540,065	144,706,970	183,195,963
Cost of non-emergency transportation services	—	91,151,068	—	264,857,629
General and administrative expense	6,806,727	10,205,510	21,784,068	31,971,094
Asset impairment charge	—	141,000,000	—	141,000,000
Depreciation and amortization	1,165,699	3,173,454	3,201,859	9,659,241

Total operating expenses	58,283,912	305,070,097	169,692,897	630,683,927

Operating income (loss)	5,450,605	(138,073,059)	16,808,399	(116,997,070)
Other (income) expense:
Interest expense	479,233	4,914,753	812,477	14,909,654
Interest income	(334,550)	(211,318)	(977,510)	(809,937)

Income (loss) before income taxes	5,305,922	(142,776,494)	16,973,432	(131,096,787)
Provision (benefit) for income taxes	2,107,640	(1,982,300)	6,879,779	2,555,296

Net income (loss)	$3,198,282	$(140,794,194)	$10,093,653	$(133,652,083)

Earnings (loss) per common share:
Basic	$0.27	$(11.17)	$0.86	$(10.67)

Diluted	$0.27	$(11.17)	$0.85	$(10.67)

Weighted-average number of common shares outstanding:
Basic	11,845,109	12,600,257	11,753,559	12,523,255
Diluted	12,053,284	12,600,257	11,928,636	12,523,255

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2008
Operating activities
Net income (loss)	$10,093,653	$(133,652,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,006,004	3,413,149
Amortization	2,195,855	6,246,092
Amortization of deferred financing costs	124,916	2,050,539
Provision for doubful accounts	155,041	1,298,650
Deferred income taxes	(182,663)	(845,105)
Stock based compensation	1,473,447	2,076,430
Excess tax benefit upon exercise of stock options	(539,601)	(174,161)
Asset impairment charge	—	141,000,000
Other	100,000	35,403
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable, net	(1,417,587)	(7,745,391)
Management fee receivable	(2,519,866)	(1,580,700)
Other receivables	(2,165,262)	(613,869)
Restricted cash	—	(334,489)
Reinsurance liability reserve	1,294,090	2,116,565
Prepaid expenses and other	(3,327,418)	(7,573,592)
Accounts payable and accrued expenses	(33,606)	(3,228,451)
Accrued transportation costs	—	10,283,427
Deferred revenue	727,153	(327,557)
Other long-term liabilities	—	70,843

Net cash provided by operating activities	6,984,156	12,515,700
Investing activities
Purchase of property and equipment, net	(1,072,326)	(3,588,030)
Acquisition of businesses, net of cash acquired	(9,225,113)	(854,579)
Acquisition earn out payments	(8,299,460)	(6,670,655)
Restricted cash for contract performance	(936,778)	3,245,792
Purchase of short-term investments, net	(236,729)	(115,021)
Collection of notes receivable	455,188	3,135,214

Net cash used in investing activities	(19,315,218)	(4,847,279)
Financing activities
Repurchase of common stock, for treasury	(10,960,461)	(85,315)
Proceeds from common stock issued pursuant to stock option exercise	1,857,022	469,320
Excess tax benefit upon exercise of stock options	539,601	174,161
Proceeds from long-term debt	18,750,000	—
Repayment of long-term debt	(894,879)	(6,487,500)
Debt financing costs	(33,385)	(88,775)
Capital lease payments	—	(286)

Net cash provided by (used in) financing activities	9,257,898	(6,018,395)

Effect of exchange rate changes on cash	93,975	(243,675)

Net change in cash	(2,979,189)	1,406,351
Cash at beginning of period	40,702,730	35,378,645

Cash at end of period	$37,723,541	$36,784,996

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd. (“WCG”) (collectively, the “Company”, “our”, “we” and “us”). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of September 30, 2008, the Company operated in 43 states, and the District of Columbia, United States, and British Columbia, Canada.

The Social Services operating segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, city and county levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee.

The NET Services operating segment provides non-emergency transportation management services, primarily to Medicaid beneficiaries. The entities that pay for non-emergency medical transportation services primarily include state Medicaid programs, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency medical transportation services are delivered under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population.

Concentration of Credit Risk

Contracts entered into with governmental agencies and other entities that contract with governmental agencies accounted for approximately 82% and 85% of the Company’s revenue for the nine months ended September 30, 2007 and 2008, respectively. For the nine months ended September 30, 2007, the Company’s largest customer accounted for 6.7% of its total revenue. For the nine months ended September 30, 2008, the Company’s two largest customers accounted for 9.6% and 5.9%, respectively, of its total revenue. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the nine months ended September 30, 2008, the Company conducted a portion of its operations in Canada through WCG. At September 30, 2008, approximately $21.5 million, or 36.4%, of the Company’s net assets were located in Canada. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

Foreign Currency Translation

The financial position and results of operations of WCG are measured using WCG’s local currency (Canadian Dollar) as the functional currency. Revenues and expenses of WCG have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. At present and for the foreseeable future, the Company intends to reinvest any undistributed earnings of its foreign subsidiary in foreign operations. As a result, the Company is not providing for U.S. or additional foreign withholding taxes on its foreign subsidiary’s undistributed earnings. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of unrecognized deferred tax liability for temporary differences that are essentially permanent in duration on such undistributed earnings.

Derivative Instruments and Hedging Activities

The Company holds a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to the Company’s floating rate long-term debt as described in note 9 below. The Company documented its risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. The Company has designated the interest rate swap as a cash flow hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized currently in earnings. The fair value of the cash flow hedging instrument was an asset of approximately $188,000 as of September 30, 2008, which was classified as “Other assets” in the accompanying consolidated balance sheet.

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

At September 30, 2008, approximately $1.2 million of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $15.3 million and $12.4 million of restricted cash at December 31, 2007 and September 30, 2008, respectively, as follows:

	December 31, 2007	September 30, 2008
Collateral for letters of credit - Contractual obligations	$175,000	$175,000
Contractual obligations	1,608,520	1,019,235

Subtotal restricted cash for contractual obligations	1,783,520	1,194,235

Collateral for letters of credit - Reinsured claims losses	6,211,000	3,311,000
Escrow - Reinsured claims losses	7,308,675	7,886,656

Subtotal restricted cash for reinsured claims losses	13,519,675	11,197,656

Total restricted cash	15,303,195	12,391,891
Less current portion	8,842,195	7,192,047

	$6,461,000	$5,199,844

Of the restricted cash amount at December 31, 2007 and September 30, 2008:

•	$175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

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

•

approximately $1.6 million and $1.0 million, respectively, was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•

approximately $1.8 million and $1.6 million, respectively, was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•

approximately $5.5 million and $6.3 million, respectively, was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with the acquisition of Charter LCI Corporation in 2007).

At September 30, 2008, approximately $3.5 million, $1.6 million, $6.0 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $1.0 million is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the nine months ended September 30, 2007 and 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and amounted to approximately $885,000 and $1.2 million (net of tax of $616,000 and $846,000, respectively). SFAS 123R requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the nine months ended September 30, 2007 and 2008, the amount of excess tax benefits resulting from the exercise of stock options was approximately $540,000 and $174,000. These amounts are reflected as cash flows from financing activities for the nine months ended September 30, 2007 and 2008 in the accompanying consolidated statements of cash flows.

Stock-based compensation expense is amortized over the vesting period of three years with approximately 30% recorded as client services expense and 70% recorded as general and administrative expense in the Company’s consolidated statement of operations for the nine months ended September 30, 2008.

As of September 30, 2008, there was approximately $5.9 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 2.16 years.

The fair value of each stock option awarded during the nine months ended September 30, 2007 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula with the following assumptions:

	Nine months ended September 30,
	2007	2008
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	34.1% - 34.5%	34.7% - 47.2%
Risk-free interest rate	4.7% - 4.9%	3.4% - 3.5%
Expected life of options	6	6

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

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, purchased transportation costs, accounting for management agreement relationships, loss reserves for reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation and derivatives. The Company has reviewed its critical accounting estimates with the Company’s board of directors, audit committee and disclosure committee.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006 to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The statement is effective for fiscal years beginning after December 31, 2008. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial condition, results of operations and cash flow.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. Had SFAS 160 been effective for the periods covered by this report, the Company would have classified ownership interest in one of its subsidiaries held by the sellers related to the Company’s acquisition of WCG of approximately $7.6 million as equity. At December 31, 2007 and September 30, 2008, this ownership interest was classified as “Non-controlling interest” in the accompanying consolidated balance sheets. The Company is currently evaluating the other potential impacts, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 will have any impact its consolidated financial statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

	Total Carrying Value at September 30, 2008	Fair Value Measurement at September 30, 2008 Using
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$188,207	$—	$188,207	$—

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

4. Other Receivables

At December 31, 2007 and September 30, 2008, insurance premiums of approximately $1.7 million and $2.6 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable was classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at September 30, 2008 was approximately $1.4 million, of which approximately $364,000 was classified as “Other receivables” and approximately $1.0 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company recorded a corresponding liability at September 30, 2008 which offsets these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheet.

Based on certain provisions of the Company’s previous credit agreement with CIT Healthcare LLC, a significant portion of the Company’s collections on accounts related to its operating activities were deposited into lockbox accounts to ensure payment of outstanding obligations to CIT Healthcare LLC. As of December 31, 2007, the amount due to the Company from CIT Healthcare LLC under lockbox arrangements totaled approximately $322,000. No such arrangements exist under the Company’s new credit agreement with CIT Capital Securities LLC (“CIT”), entered into in December 2007 in connection with the Company’s acquisition of Charter LCI Corporation, including its operating subsidiary LogistiCare, Inc. (collectively, “LogistiCare”). This receivable was classified in “Other receivables” in the Company’s consolidated balance sheet.

5. Prepaid Expenses and Other

Prepaid expenses and other comprise the following:

	December 31, 2007	September 30, 2008
Prepaid payroll	$2,094,580	$2,382,255
Prepaid insurance	2,309,746	3,096,959
Prepaid taxes	125,676	47,423
Prepaid rent	672,852	664,506
Provider advances	640,345	196,683
Prepaid maintenance agreements and copier leases	423,769	475,655
Prepaid bus tokens and passes	712,614	974,301
Prepaid commissions and brokerage fees	456,900	602,743
Interest receivable - Certificates of deposit	509,337	624,358
Transportation provider fuel supplement	—	1,288,000
Inventory	230,124	50,545
Other	1,377,707	1,584,183

Total prepaid expenses and other	$9,553,650	$11,987,611

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

On September 30, 2008, the Company acquired substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc. (“CCC”). CCC is a Florida not-for-profit tax exempt corporation with operations in Florida, Illinois, Indiana, Ohio and Texas that provides home and community based services, foster care and other social services. The purchase price of approximately $5.4 million consisted of cash in the amount of approximately $431,000 with the remaining $5.0 million credited against the purchase price for all of CCC’s indebtedness to the Company for management services rendered by the Company to CCC under several management services agreements. In October 2008, the Company and CCC made a final determination of the indebtedness owed to the Company for management services rendered by the Company to CCC which resulted in an amount that was less than the amount provided for in the purchase agreement. As a result, the cash portion of the purchase price was increased by approximately $142,000 and the credit for indebtedness to the Company for management services rendered by the Company to CCC was decreased by the same amount. At September 30, 2008, the Company recorded the additional amount of cash owed to CCC as a liability which is classified as “Accrued expenses” in the accompanying consolidated balance sheet.

Historically, the Company provided various management services to CCC for a fee under separate management services agreements for each state in which CCC operated. In connection with the Company’s acquisition of the assets of CCC’s Illinois and Indiana operations, the Company consolidated its remaining management services agreements with CCC (i.e., Florida, Ohio and Texas) into one administrative service agreement under which the Company will provide a more narrow range of services to CCC as compared to the services historically provided by the Company.

This acquisition expands the Company’s home and community based services and foster care services into Illinois and further expands its presence in Indiana. The cash portion of the purchase price was funded by the Company’s cash flow from operations.

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$431,033
Due to seller	141,542
Credit for indebtedness of CCC to the Company for management services provided by the Company to CCC	4,827,425
Estimated cost of acquisition	12,397

$5,412,397

Allocated to:
Goodwill	$5,347,519
Fixed assets	39,402
Other assets	25,476

$5,412,397

Currently, the above goodwill is expected to be tax deductible.

Effective September 30, 2008, the Company acquired all of the equity interest in AmericanWork, Inc. (“AW”), a community based mental health provider operating in 23 Georgia locations. AW provides, among other things, independent living services and training in support of individuals with mental illness, outpatient individual and group behavioral health services, and community based vocational and peer supported vocational and employment services. The total purchase price consisted of cash in the amount of approximately $3.5 million, with approximately $3.0 million paid by the Company at closing on October 14, 2008 and the balance held by the Company for one year to secure potential indemnity obligations. This acquisition enhances the Company’s community based social services offering, expands its presence in Georgia, and further positions the Company for growth. The purchase price was funded by cash flow from the Company’s operations.

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Due to former shareholder	$2,975,000
Estimated cost of acquisition	16,718

$2,991,718

Allocated to:
Goodwill	$1,301,681
Fixed assets	544,385
Working capital	990,932
Other assets	154,720

$2,991,718

Currently, the above goodwill is not expected to be tax deductible.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of CCC and AW had occurred on January 1, 2007 or 2008. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2007 or 2008.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenue	$68,600,430	$172,787,091	$200,859,741	$530,663,863
Net income (loss)	3,241,472	(140,535,318)	10,217,538	(132,850,126)
Diluted earnings (loss) per share	$0.27	$(11.15)	$0.86	$(10.61)

7. Goodwill and Intangibles

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balance at December 31, 2007	$77,841,614	$202,868,683	$280,710,297
LogistiCare acquisition cost adjustments and pre-acquisition cost adjustments	—	(4,796,378)	(4,796,378)
LogistiCare intangible asset valuation adjustment	—	(400,000)	(400,000)
LogistiCare working capital adjustment	—	(479,716)	(479,716)
Family & Children’s Services, Inc. intangible asset valuation adjustment	142,073	—	142,073
Family & Children’s Services, Inc. acquisition cost adjustments	4,632	—	4,632
WCG foreign currency translation adjustment	(560,700)	—	(560,700)
WCG acquisition cost adjustments	(18,933)	—	(18,933)
CCC acquisition	5,347,519	—	5,347,519
AW acquisition	1,301,681	—	1,301,681
Impairment charge	(34,000,000)	(96,000,000)	(130,000,000)

Balance at September 30, 2008	$50,057,886	$101,192,589	$151,250,475

On May 14, 2008, the Company paid to the former members of W.D. Management, L.L.C. (“WD Management”) approximately $8.9 million under an earn out provision pursuant to a formula specified in the purchase agreement that was based upon the financial performance of WD Management for the year ended December 31, 2007. The contingent consideration was paid in a combination of cash and 78,740 shares of the Company’s unregistered common stock, the value of which was approximately $2.2 million. The cash portion of the earn out payment, which amounted to approximately $6.7 million, was funded with the Company’s operating cash. The Company recorded the fair value of the additional consideration paid as goodwill as of December 31, 2007. The goodwill amount is tax deductible.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the three months ended September 30, 2008, the Company experienced a significant and sustained decline in its market capitalization. In addition, uncertainty in the state payer environment as well as the impact of related budgetary decisions contributed to a decline in the financial results of the Company’s operations during this period. The Company determined that these factors were indicators that an interim goodwill impairment test was required under SFAS 142. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the Company’s acquisitions based on a market-based valuation at September 30, 2008. The Company determined that goodwill related to the acquisition of LogistiCare and certain of the entities that comprise its Social Services operating segment was impaired and recorded a non-cash charge of approximately $96.0 million and $34.0 million for its NET Services and Social Services operating segments, respectively, based on a preliminary assessment, which is included in “Asset impairment charge” in the accompanying consolidated statements of operations. The Company recorded this impairment charge based on a preliminary assessment because there was not sufficient time to complete all of the required valuation analyses prior to the filing date of this report. The Company will perform its annual goodwill impairment analysis for the year ending December 31, 2008, which could result in an adjustment to the estimated impairment charge.

The amount allocated to intangibles represents acquired customer relationships, management contracts, restrictive covenants, software licenses and developed technology. The Company valued customer relationships and the management contracts acquired in acquisition transactions based upon expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services and non-emergency transportation services in the case of customer relationships, and management and administrative services provided to the managed entity with respect to the acquired management contracts.

Intangible assets consisted of the following:

	Estimated Useful Life		December 31, 2007		September 30, 2008
			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs		$12,849,562	$(3,437,319)	$13,268,024	$(4,468,719)
Customer relationships	15 Yrs		84,541,557	(3,658,733)	73,473,864	(7,868,183)
Customer relationships	10 Yrs		1,417,000	(177,125)	1,417,000	(283,400)
Developed technology	6 Yrs		6,000,000	(67,204)	6,000,000	(817,204)
Software license	5 Yrs		833,928	(125,744)	806,773	(244,497)
Restrictive covenants	5 Yrs		120,194	(41,998)	114,313	(57,147)
Restrictive covenants	3 Yrs		30,000	(30,000)	—	—

Total	13.6 Yrs	*	$105,792,241	$(7,538,123)	$95,079,974	$(13,739,150)

*	Weighted-average amortization period

No significant residual value is estimated for these intangible assets. Amortization expense will be recognized on a straight-line basis over the estimated useful life.

In addition to the goodwill impairment charge noted above, the Company also recorded a non-cash charge of approximately $11.0 million for the three months ended September 30, 2008 to reduce the carrying value of customer relationships acquired in connection with its acquisition of LogistiCare based on their revised estimated fair values. The Company determined that, for the same reasons noted above related to its goodwill impairment analysis, the value of the customer relationships acquired in connection with its acquisition of LogistiCare was impaired. In estimating the fair values of these intangible assets, the Company based its estimates on a projected discounted cash flow basis. This charge was based on a preliminary assessment and was included in “Asset impairment charge” in the accompanying consolidated statements of operations. The Company anticipates finalizing its intangible asset impairment analysis in the fourth quarter of 2008.

8. Notes Receivable from Related Party

In connection with the acquisition of LogistiCare in 2007, the Company entered into a separate stock option cancellation and exchange agreement with each employee of LogistiCare who held options to purchase shares of Charter LCI Corporation’s common stock as of the acquisition date. The terms of these agreements provided for, among other things, a loan to be made by the Company to each optionholder in an amount equal to the optionholders’ withholding taxes related to the cancellation and exchange of the optionholders’ in-the-money stock options to purchase shares of Charter LCI Corporation common stock for shares of the Company’s common stock. Each loan bore interest of 6.0% per annum with principal and accrued interest due within 180 days from the acquisition date. As collateral security for the prompt and complete payment for all obligations under the loans, each optionholder granted a security interest to the Company in the optionholders’ right, title and interest in and to 40% of the shares of the Company’s common stock granted to the optionholders under the stock option cancellation and exchange agreements. The amount due to the Company under these arrangements at December 31, 2007 totaled approximately $2.4 million. Of this amount, approximately $1.7 million was classified as “Notes receivable from related party” in the accompanying consolidated balance sheet. The remaining balance of $715,000 was classified as “Common stock subscription receivable” in the accompanying consolidated balance sheet. At September 30, 2008, all amounts had been paid and no amounts remained outstanding under these arrangements.

9. Interest Rate Swap

On February 27, 2008, the Company entered into an interest rate swap to convert a portion of its floating rate long-term debt to fixed rate debt. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. The Company entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, the Company receives interest equivalent to three-month LIBOR and pays a fixed rate of interest of 3.026% with settlement occurring quarterly. The Company recorded the fair market value of its interest rate swap as a cash flow hedge on its balance sheet and has marked it to fair value through other comprehensive income. The change in fair value of the interest rate swap resulted in a gain, before taxes, of approximately $188,000 as of September 30, 2008, which is reflected in “Accumulated other comprehensive income, net of tax” and “Other assets” in the accompanying consolidated balance sheet.

10. Business Segments

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

Social Services. Social Services includes government sponsored social services that the Company has historically offered. Primary services in this segment include home and community based counseling, foster care and not-for-profit management services. Through Social Services the Company provides services to a common customer group, principally individuals and families. All of the operating entities within Social Services follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. The Company manages the activities of Social Services by actual to budget comparisons within each operating entity rather than by comparison between entities. The Company’s budget related to Social Services is prepared on an entity-by-entity basis which represents the aggregation of individual location operating budgets within each Social Services entity and is comprised of:

•	Payer specific revenue streams based upon contracted amounts;

•	Payroll and related employee expenses by position corresponding to the contracted revenue streams; and

•	Other operating expenses such as facilities costs, employee training, mileage and telephone in support of operations.

The Company’s actual operating contribution margins by operating entity related to Social Services range from approximately 2% to 16%. The Company believes that the long term operating contribution margins of its operating entities within Social Services will approximate 15% as the respective entities’ markets mature, the Company cross sells its services within markets, and its operating model is standardized among entities including recent acquisitions. The Company also believes that its targeted contribution margin of approximately 15% is allowable by its state and local governmental payers over the long term.

In evaluating the financial performance and economic characteristics of Social Services, the Company’s chief operating decision maker regularly reviews the following types of financial and non-financial information for each operating entity within Social Services:

•	Consolidated financial statements;

•	Separate condensed financial statements for each individual operating entity versus their budget;

•	Monthly non-financial statistical information;

•	Productivity reports; and

•	Payroll reports.

While the Company’s chief operating decision maker evaluates performance in comparison to budget based on the operating results of the individual operating entities within Social Services, the operating entities are aggregated into one reporting segment for financial reporting purposes because the Company believes that the operating entities exhibit similar long term financial performance. In conjunction with the financial performance trends, the Company believes the similar qualitative characteristics of the operating entities it aggregates within Social Services and budgetary constraints of the Company’s payers in each market provide a foundation to conclude that the entities that the Company aggregates within Social Services have similar economic characteristics. Thus, the Company believes the economic characteristics of its operating entities within Social Services meet the criteria for aggregation into a single reporting segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Corporate. Corporate includes corporate accounting and finance, information technology, internal audit, corporate training, legal and various other overhead costs, all of which are directly allocated to the operating segments.

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those of the consolidated company described in note 1 of the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including client services expense, general and administrative expense, asset impairment charges, and depreciation and amortization) but is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest income and interest expense. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. All intercompany transactions have been eliminated.

The following table sets forth certain financial information attributable to the Company’s business segments for the three and nine months ended September 30, 2008 (the first full nine month period the Company operated in two reportable segments). In addition, except for the estimated asset impairment charges recognized for the three months ended September 30, 2008 discussed in note 7 above, none of the segments have significant non-cash items other than depreciation and amortization in reported income.

	For the three months ended September 30, 2008
	Social Services (c) (d)	NET Services (e)	Corporate (a)	Consolidated Total ( c)
Revenues	$72,684,881	$94,312,157	$—	$166,997,038

Depreciation and amortization	$1,358,174	$1,815,280	$—	$3,173,454

Operating loss	$(30,666,157)	$(107,406,902)	$—	$(138,073,059)

Net interest expense (income)	$(128,874)	$4,832,309	$—	$4,703,435

Capital expenditures	$464,028	$757,667	$291,136	$1,512,831

	For the nine months ended September 30, 2008
	Social Services (c) (d)	NET Services (e)	Corporate (a)(b)	Consolidated Total ( c)
Revenues	$229,118,018	$284,534,803	$34,036	$513,686,857

Depreciation and amortization	$4,078,554	$5,580,687	$—	$9,659,241

Operating income (loss)	$(18,672,398)	$(98,358,708)	$34,036	$(116,997,070)

Net interest expense (income)	$(503,377)	$14,603,094	$—	$14,099,717

Total assets	$181,899,136	$215,169,062	$15,312,007	$412,380,205

Capital expenditures	$1,140,877	$2,038,406	$408,747	$3,588,030

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.

(b)	Corporate assets include cash totaling approximately $13.0 million, notes receivable totaling approximately $333,000, property and equipment totaling approximately $1.2 million, and other assets of approximately $745,000.

(c)	Excludes intersegment revenues of approximately $182,000 that have been eliminated in consolidation.

(d)	Includes a non cash impairment charge to goodwill of approximately $34.0 million.

(e)	Includes a non cash impairment charge to goodwill and certain intangible assets of approximately $96.0 million and $11.0 million, respectively.

11. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the nine months ended September 30, 2008, the Company granted a total of 335,578 ten-year options under its 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the non-employee members of its board of directors, executive officers and certain key employees. The option exercise price for all options granted was between $10.05 to $26.14 and the options vest in various installments at various times over the next three years. The weighted-average fair value of the options granted during the nine months ended September 30, 2008 totaled $8.46 per share.

The Company granted a total of 45,785 shares of restricted stock to certain executive officers, non-employee directors and key employees of the Company during the nine months ended September 30, 2008. These awards vest equally and at various times over the next three years. The weighted-average fair value of the restricted stock awards granted during the nine months ended September 30, 2008 totaled $26.21 per share.

The Company issued 48,672 shares of its common stock to its employees upon the vesting of certain restricted stock awards granted in 2006 under the Company’s 2006 Plan. In connection with the vesting of these restricted stock awards, 3,717 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the Federal and state taxing authorities. These shares were placed in treasury.

During the nine months ended September 30, 2008, the Company issued 10,304 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan, and 23,200 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan.

On May 14, 2008, the Company issued an aggregate of 78,740 shares of its unregistered common stock valued at approximately $2.2 million, to the former members of WD Management to partially fund the Company’s obligations to these members under earn out provisions of the purchase agreement related to its acquisition of WD Management in 2006.

At December 31, 2007 and September 30, 2008, there were 12,756,392 and 12,929,004 shares of the Company’s common stock outstanding, respectively, (including 612,026 and 615,743 treasury shares at December 31, 2007 and September 30, 2008, respectively) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a loss of approximately $1.2 million, and a gain of approximately $112,000, net of tax, which resulted from the change in fair value of the Company’s interest rate swap for the nine months ended September 30, 2008.

The components of comprehensive income, net of taxes, for the three and nine months ended September 30, 2008 were as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net loss	$(140,794,194)	$(133,652,083)

Other comprehensive income:
Change in fair value of derivative, net of income tax benefit of $104,575 and provision of $76,692	(152,056)	111,515
Foreign currency translation adjustments	(584,212)	(1,202,999)

Total other comprehensive income	(736,268)	(1,091,484)

Total comprehensive income	$(141,530,462)	$(134,743,567)

The following table reflects changes in common stock, additional paid-in capital, common stock subscription receivable, accumulated other comprehensive income and treasury stock for the nine months ended September 30, 2008:

	Common Stock		Additional Paid-In Capital	Common Stock Subscription Receivable	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2007	12,756,392	$12,756	$159,176,594	$(714,654)	$1,093,367	612,026	$(11,259,207)
Stock-based compensation	—	—	2,076,430	—	—	—	—
Restricted stock issued / withheld	48,672	48	(49)	—	—	3,717	(85,315)
Exercise of employee stock options including income tax benefit of $174,161	33,504	34	643,447	—	—	—	—
Unregisterd stock issued to former members of WD Management	78,740	79	2,223,381	—	—	—	—
Stock option cancellation and exchange - LogistiCare	11,696	12	(11)	—	—	—	—
Common stock subscription receivable	—	—	—	714,654	—	—	—
Change in fair value of derivative, net of income tax of $76,692	—	—	—	—	111,515	—	—
Foreign currency translation adjustments	—	—	—	—	(1,202,999)	—	—

Balance at September 30, 2008	12,929,004	$12,929	$164,119,792	$—	$1,883	615,743	$(11,344,522)

12. Earnings Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Numerator:
Net income (loss) available to common stockholders, basic and diluted	$3,198,282	$(140,794,194)	$10,093,653	$(133,652,083)
Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares	11,845,109	12,600,257	11,753,559	12,523,255
Effect of dilutive securities:
Common stock options and restricted stock awards	208,175	—	175,077	—

Denominator for diluted earnings (loss) per share — adjusted weighted-average shares assumed conversion	12,053,284	12,600,257	11,928,636	12,523,255

Basic earnings (loss) per share	$0.27	$(11.17)	$0.86	$(10.67)

Diluted earnings (loss) per share	$0.27	$(11.17)	$0.85	$(10.67)

All potentially dilutive securities were anti-dilutive for purposes of computing diluted earnings per share for the three and nine months ended September 30, 2008 as the Company recorded a net loss available to common stockholders for these periods.

13. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals, foreign taxes, and state income taxes. For the three and nine months ended September 30, 2008, the Company’s effective income tax rate decreased primarily due to the estimated $130.0 million goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to the Company’s acquisition of the equity interest in several businesses.

14. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

In accordance with an earn out provision in the purchase agreement related to the acquisition of WCG, the Company may make an earn out payment up to a total of approximately CAD $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG during the period from August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in shares of PSC of Canada Exchange Corp. (“PSC”) (a subsidiary of the Company established to facilitate the acquisition of WCG) common stock valued at the price of the Company’s common stock at the date the Company announced the transaction. These shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”) beginning after December 31, 2008. The Exchangeable Shares represent ownership in PSC and are accounted for as a non-controlling interest. If the contingency is met in accordance with the related provisions of the purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as goodwill. As of September 30, 2008, the Company did not accrue any portion of this earn out as it was not determinable beyond a reasonable doubt that the provisions would be met. Any additional consideration may be expensed as an impairment charge against goodwill when the Company performs its annual impairment test of goodwill for the year ending December 31, 2008.

The Company may be obligated to pay an additional amount under an earn out provision contained in the merger agreement related to the purchase of LogistiCare based on certain consolidated financial earnings results of LogistiCare for fiscal years 2007 and 2008. The actual amount of the earn out consideration to be paid, if any, will be determined pursuant to a formula set forth in the merger agreement and will be capped at $40 million. If earned, the contingent consideration will be paid in cash; provided that, subject to the Company obtaining the approval of its stockholders for such issuance, each seller will have the right to elect to receive up to 50% of its pro rata share of the earn out payment in shares of the Company’s common stock valued at the weighted-average price of the Company’s common stock ($31.42 per share) on November 6, 2007, the last trading day prior to the date the Company announced the transaction. If the Company does not obtain stockholder approval of such issuance, then each seller who elected to receive stock will be entitled to cash in an amount equal to the value of the shares of the Company’s common stock it would have received had stockholder approval been obtained as set forth in the merger agreement, based upon a formula set forth in the merger agreement, subject to the $40 million cap on the total earn-out consideration. If the contingency is met in accordance with the related provisions of the merger agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration paid, issued or issuable as goodwill. As of September 30, 2008, the Company did not accrue any portion of this earn out as it was not determinable beyond a reasonable doubt that the provisions would be met. Any additional consideration may be expensed as an impairment charge against goodwill when the Company performs its annual impairment test of goodwill for the year ending December 31, 2008.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $190,000 and $261,000 at December 31, 2007 and September 30, 2008, respectively.

15. Transactions with Related Parties

Mr. Geringer, one of the Company’s directors, resigned from his position as a member of the Company’s board of directors on April 10, 2008. Prior to his resignation the following transaction was deemed to be a related party transaction. Mr. Geringer is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc. (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was signed and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $171,000 and $177,000 for the nine months ended September 30, 2007 and 2008, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing Internal Revenue Code Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $276,000 and $381,000 for the nine months ended September 30, 2007 and 2008, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2007 and September 30, 2008 were approximately $221,000 and $341,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. Prior to August 2008, the Company reimbursed Las Montanas Aviation, LLC for the actual cost of use of $1,400 per flight hour. Beginning in August 2008, the Company pays a flat monthly fee of $9,000 plus the cost of fuel per use. For the nine months ended September 30, 2007 and 2008, the Company paid Las Montanas Aviation, LLC approximately $117,000 and $18,000, respectively, for use of the airplane for business travel purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2008 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2007.

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

As part of our growth strategy we have expanded our in-home counseling, school based services and workforce development service offerings, and entered into Canada and the non-emergency transportation management services market through acquisitions which were completed in 2007. Our goal is to be the primary provider of choice to the social services industry. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services while adding other supporting social services such as non-emergency transportation management services to our service offerings, we believe we are well positioned to offer the highest quality of service to our clients and provide a viable alternative to state and local governments’ current service delivery systems. As of September 30, 2008, we provided social services directly and through the entities we manage to over 74,000 clients, and had approximately 6.3 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from 425 locations in 43 states, the District of Columbia and British Columbia, Canada.

Despite our growth, recent trends in the economy have negatively impacted our financial condition and results of operations. Among these trends are margin compression issues related to our non-emergency transportation services caused by higher utilization in a few of our markets and higher fuel prices. In addition, we continue to face challenges in Canada where British Columbia has enforced revenue caps and has provided notice of termination of one of six provincial contracts. Further, we recorded an impairment charge against goodwill and certain of our intangible assets as of September 30, 2008, based on a preliminary assessment, due to the significant and sustained decline in the market price of our common stock, uncertainty in the state payer environment, and the impact of related budgetary decisions on the financial results of our operations for the three months ended September 30, 2008.

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

As of September 30, 2008, except as discussed below, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

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

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with SFAS No. 141, “Business Combinations”. At September 30, 2008, our goodwill balance was $151.3 million, which represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in connection with previous acquisitions, adjusted for changes in foreign currency exchange rates and an impairment charge. We analyze the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss is measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying value. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value. Our evaluation of goodwill completed as of December 31, 2007 resulted in no impairment losses.

In consideration of the current market conditions in which we operate and the decline in our overall market capitalization resulting from decreases in the market price of our common stock, we evaluated whether events, referred to as triggering events, had occurred during the three months ended September 30, 2008 that would require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. During the three months ended September 30, 2008, we experienced a significant and sustained decline in market capitalization. In addition, uncertainty in the state payer environment as well as the impact of related budgetary decisions contributed to a decrease in our financial results of operations for the three months ended September 30, 2008. We determined that these factors were indicators that an interim goodwill impairment test was required under SFAS 142. As a result, we estimated the fair value of the goodwill we acquired in connection with our acquisitions based on a market-based valuation at September 30, 2008. We determined that goodwill related to our December 2007 acquisition of Charter LCI Corporation (including its operating subsidiary LogistiCare, Inc., collectively referred to as LogistiCare) and certain of the entities that comprise our Social Services operating segment was impaired and recorded a non-cash charge of approximately $96.0 million and $34.0 million for the three months ended September 30, 2008 for our non-emergency transportation services and social services operating segments, respectively, based on a preliminary assessment. We recorded this impairment charge based on a preliminary assessment because we did not have sufficient time to complete all of the required valuation analyses prior to the date of the filing of this report. We will perform our annual goodwill impairment analysis for the year ending December 31, 2008, which could result in an adjustment to the estimated impairment charge.

In addition to the goodwill impairment charge, we also recorded a non-cash charge of approximately $11 million for the three months ended September 30, 2008 to reduce the carrying value of customer relationships acquired in connection with our acquisition of LogistiCare based on their revised estimated fair values. Our analysis to determine the amount of this impairment charge was based upon a projected discounted cash flow basis. We anticipate finalizing our intangible asset impairment analysis in the fourth quarter of 2008.

The non-cash charges for goodwill and intangible asset impairments did not impact our cash balance, debt covenant compliance or ongoing financial performance.

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, long-term negative trends in our market capitalization, further increases in utilization and fuel costs with no offsetting payer rate increases related to our non-emergency transportation operating segment and inability to remain in compliance with our debt covenants and to repay our debt.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2007.

Acquisitions

Since December 31, 2007, we completed the following acquisitions:

On September 30, 2008, we acquired substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc., or CCC. CCC is a Florida not-for-profit tax exempt corporation with operations in Florida, Illinois, Indiana, Ohio and Texas that provides home and community based services, foster care and other social services. The purchase price of approximately $5.4 million consisted of cash in the amount of approximately $431,000 with the remaining $5.0 million credited against the purchase price for all of CCC’s indebtedness to us for management services we rendered to CCC under several management services agreements. In October 2008, we made a final determination of the indebtedness owed to us for management services rendered by us to CCC which resulted in an amount that was less than the amount provided for in the purchase agreement. As a result the cash portion of the purchase price was increased by approximately $142,000 and the credit for indebtedness to us for management services rendered by us to CCC was decreased by the same amount.

Historically, we have provided various management services to CCC for a fee under separate management services agreements for each state in which CCC operated. In connection with our acquisition of the assets of CCC’s Illinois and Indiana operations, we consolidated the remaining management services agreements with CCC (i.e., Florida, Ohio and Texas) into one administrative service agreement under which we will provide a more narrow range of services to CCC as compared to the services historically provided by us.

This acquisition expands our home and community based services and foster care services into Illinois and further expands our presence in Indiana. The cash portion of the purchase price was funded by cash from operations.

Effective September 30, 2008, we acquired all of the equity interest in AmericanWork, Inc., or AW, a community based mental health provider operating in 23 Georgia locations. AW provides, among other things, independent living services and training in support of individuals with mental illness, outpatient individual and group behavioral health services, and community based vocational and peer supported vocational and employment services. The total purchase price consisted of cash in the amount of approximately $3.5 million, with $3.0 million paid by us at closing on October 14, 2008 and the balance held by us for one year to secure potential indemnity obligations. This acquisition enhances our community based social services offering, expands our presence in Georgia, and further positions us for growth. The purchase price was funded from our operating cash.

We continue to selectively identify and pursue attractive acquisition opportunities. There are no assurances, however, that we will complete acquisitions in the future or that any completed acquisitions will prove profitable for us.

Results of operations

Segment reporting. Our operations are organized and reviewed by our chief operating decision maker along our service lines in two reportable segments (i.e., Social Services and Non-Emergency Transportation Services, or NET Services). We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer. The following describes each of our segments.

Social Services

Social Services includes government sponsored social services that we have historically offered. Primary services in this segment include home and community based counseling, foster care and not-for-profit management services. Our operating entities within Social Services provide social services to a common customer group, principally individuals and families. All of our operating entities within Social Services follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. We manage our operating activities within Social Services by actual to budget comparisons within each operating entity rather than by comparison between entities.

Our actual operating contribution margins by operating entity within Social Services range from approximately 2% to 16%. We believe that the long term operating contribution margins of our operating entities that comprise Social Services will approximate 15% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including recent acquisitions. We also believe that our targeted contribution margin of approximately 15% is allowable by our state and local governmental payers over the long term.

Our chief operating decision maker regularly reviews financial and non-financial information for each individual entity within Social Services. While financial performance in comparison to budget is evaluated on an entity-by-entity basis, our operating entities comprising Social Services are aggregated into one reporting segment for financial reporting purposes because we believe that the operating entities exhibit similar long term financial performance. In addition, our revenues, costs and contribution margins are not significantly affected by allocating more or less resources to individual operating entities within Social Services because the economic characteristics of our business are substantially dependent upon market demographics that are beyond our control which affect the amount and type of services in demand as well as our cost structure (e.g., payroll) and contract rates with payers. In conjunction with the financial performance trends, we believe the similar qualitative characteristics of the operating entities we aggregate within Social Services and budgetary constraints of our payers in each market provide a foundation to conclude that the entities that we aggregate within Social Services have similar economic characteristics. Thus, we believe the economic characteristics of our operating entities within Social Services meet the criteria for aggregation into a single reporting segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

NET Services

NET Services includes managing the delivery of non-emergency transportation services. We operate NET Services as a separate division with operational management and service offerings distinct from our Social Services operating segment.

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues:
Home and community based services	81.2%	35.7%	82.2%	37.2%
Foster care services	11.0	4.5	9.9	4.3
Management fees	7.8	3.3	7.9	3.1
Non-emergency transportation services	—	56.5	—	55.4

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Client service expense	79.0	35.7	77.6	35.7
Cost of non-emergency transportation services	—	54.6	—	51.5
General and administrative expense	10.7	6.1	11.7	6.2
Asset impairment charge	—	84.4	—	27.5
Depreciation and amortization	1.8	1.9	1.7	1.9

Total operating expenses	91.5	182.7	91.0	122.8

Operating income (loss)	8.5	(82.7)	9.0	(22.8)
Non-operating expense (income):
Interest expense (income), net	0.2	2.8	(0.1)	2.7

Income (loss) before income taxes	8.3	(85.5)	9.1	(25.5)
Provision (benefit) for income taxes	3.3	(1.2)	3.7	0.5

Net income (loss)	5.0%	(84.3)%	5.4%	(26.0)%

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues

	Three Months Ended September 30,		Percent change
	2007	2008
Home and community based services	$51,761,072	$59,654,117	15.2%
Foster care services	7,022,351	7,493,743	6.7%
Management fees	4,951,094	5,537,021	11.8%
Non-emergency transportation services	—	94,312,157

Total revenues	$63,734,517	$166,997,038	162.0%

Home and community based services. The acquisition of WCG International Ltd., or WCG, in August 2007, and Family & Children’s Services, Inc., or FCS, in October 2007, added, on an aggregate basis, approximately $2.1 million to home and community based services revenue for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Excluding the acquisitions of WCG and FCS our home and community based services provided additional revenue of approximately $5.8 million for the three months ended September 30, 2008, as compared to the same prior year period due to client volume increases in new and existing locations, and rate increases for services we provided. Generally, increases in rates for services we provide are based on the cost of living index.

Foster care services. Our cross-selling and recruiting efforts resulted in an increase in foster care services revenue of approximately $471,000 for the three months ended September 30, 2008 as compared to the same three month period one year ago. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $61.6 million for the three months ended September 30, 2008 as compared to $54.4 million for the three months ended September 30, 2007. The effect of business growth of the not-for-profit entities we managed added approximately $586,000 in additional management fees revenue for the three months ended September 30, 2008 as compared to the same prior year period.

Despite the increase in our home and community based services and foster care services revenues for the current three month period as compared to the same prior year period, British Columbia has taken steps to strictly enforce contractually imposed revenue caps on a per client basis and has provided notice of termination of one of its six provincial contracts with WCG. We are disputing these actions subject to contractually mandated mediation and arbitration; however, we are taking steps that are designed to help mitigate the effects of the reduced revenue.

Non-emergency transportation services. We generated all of our non-emergency transportation services revenue for the three months ended September 30, 2008 through our NET Services operating segment as a result of the acquisition of LogistiCare, in December 2007. A significant portion of this revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations in demand for our non-emergency transportation services and, as a result, such expenses fluctuate on a quarterly basis. We expect our operating results will fluctuate in relation to seasonal demand for our non-emergency transportation services.

Budgetary issues of certain state government agencies that fund our non-emergency transportation services have resulted in delays in some contract implementations and awards to provide non-emergency transportation services. In addition, as the economy has worsened, our NET Services operating segment has experienced a higher level of utilization which has resulted in higher costs to deliver transportation services. Additionally, higher fuel prices have also contributed to higher costs to deliver transportation services. Without offsetting rate increases from our payers these higher costs have resulted in lower operating margins. While these negative trends provide a basis from which we can renegotiate rates with our payers for our services, these negotiations are uncertain, often protracted and can extend over quarters and often fiscal year ends. As a result, and due to the lack of visibility in state budgets, there may not be opportunities to mitigate the effects of these trends on the operating results of our NET Services operating segment until such time that rate increases are enacted.

Operating expenses

Client service expense. Client service expense included the following for the three months ended September 30, 2007 and 2008:

	Three months ended September 30,		Percent change
	2007	2008
Payroll and related costs	$35,890,270	$42,306,846	17.9%
Purchased services	7,232,168	8,616,810	19.1%
Other operating expenses	7,028,849	8,343,765	18.7%
Stock-based compensation	160,199	272,644	70.2%

Total client service expense	$50,311,486	$59,540,065	18.3%

Payroll and related costs. Our payroll and related costs increased for the three months ended September 30, 2008, as compared to the same three month period one year ago, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 100 new employees in connection with the acquisitions of WCG and FCS which resulted in an increase in payroll and related costs of approximately $1.8 million in the aggregate for the three months ended September 30, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 56.0% for the three months ended September 30, 2007 to 58.2% for the three months ended September 30, 2008 due to a seasonal fluctuation in our Social Services revenues as well as the impact of revenue cap enforcement related to our Canadian operations. Due to lower client demand for our home and community based services during the summer months our revenues related to these services decrease; however, our payroll and related costs do not vary significantly during this period.

Purchased services. Since acquiring WCG in August 2007, we subcontract with a network of providers for the provision of a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the course of placing clients in the workforce for all of our workforce development services. For the three months ended September 30, 2008, these services added approximately $715,000 to purchased services as compared to the same three month period one year ago. Additionally, increases in foster parent payments, pharmacy and the number of referrals requiring out-of-home placement under our annual block purchase contract accounted for an increase in purchased services for the three months ended September 30, 2008 as compared to the same prior year period of approximately $700,000. As a percentage of revenue, excluding NET Services revenue, purchased services increased from 11.3% for the three months ended September 30, 2007 to 11.9% for the three months ended September 30, 2008 primarily due to higher purchased services costs related to the operations of WCG, increased foster parent payments, seasonal fluctuation in our Social Services revenues, and the impact of revenue cap enforcement in Canada.

Other operating expenses. Additional client mileage and client transportation expenses of approximately $457,000 (due to the addition of new school-based programs and higher fuel costs), and increased bad debt expense of approximately $480,000 contributed to an increase in other operating expenses for the three months ended September 30, 2008 as compared to the same three month period one year ago. The acquisitions of WCG and FCS also added approximately $103,000 to other operating expenses for the three months ended September 30, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 11.0% for the three months ended September 30, 2007 to 11.5% for the three months ended September 30, 2008 primarily due to the addition of new locations resulting from our organic growth, higher costs related to the operations of WCG and FCS, seasonal fluctuation in our Social Services revenues, and the impact of revenue cap enforcement in Canada.

Stock-based compensation. Stock-based compensation of approximately $273,000 for the three months ended September 30, 2008 represents the amortization of the fair value of stock options and stock grants awarded to executive officers and employees under our 2006 Plan.

Cost of non-emergency transportation services.

Three months ended September 30, 2008
Payroll and related costs	$10,222,024
Purchased services	76,250,412
Other operating expenses	4,678,632

Total client service expense	$91,151,068

With the acquisition of LogistiCare in December 2007, we added over 1,000 new employees which resulted in payroll and related costs associated with our NET Services operating segment of approximately $10.2 million for the three months ended September 30, 2008. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the three months ended September 30, 2008, purchased transportation costs amounted to approximately $76.3 million, or 80.8% of the total NET Services segment revenues. We forecast our purchased transportation costs based on, among other things, historical trends in client utilization and per trip cost, as well as expected programmatic changes that may alter utilization of services or other factors that may influence the per trip cost. Although quarterly purchased transportation costs will vary as a percentage of NET Services segment revenue due to seasonality, with higher utilization in the third quarter of 2008 and lower utilization in the fourth quarter of 2008, we believe that purchased transportation costs as a percentage of revenue for the fourth quarter of 2008 should be below the level experienced in the third quarter of 2008, but remain relatively consistent with the level experienced, on average, for the first nine months of 2008. In addition, other operating expenses of our NET Services operating segment were approximately $4.7 million for the three months ended September 30, 2008. As a percentage of NET Services revenue, the cost of non-emergency transportation services was 96.6% for the three months ended September 30, 2008.

General and administrative expense.

Three months ended September 30,		Percent change
2007	2008
$6,806,727	$10,205,510	49.9%

The addition of corporate staff to adequately support our growth, higher rates of pay for employees, higher stock-based compensation, and increased costs to provide services under our management agreements accounted for an increase of approximately $1.1 million of corporate administrative expenses for the three months ended September 30, 2008 as compared to the same three month period one year ago. Also contributing to this increase in corporate administrative expenses were increases in professional fees, and accounting and auditing fees related to LogistiCare of approximately $524,000. In addition, as a result of our growth during the trailing twelve months ended September 30, 2008, rent and facilities management increased $1.6 million for the three months ended September 30, 2008 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 10.7% for the three months ended September 30, 2007 to 6.1% for the three months ended September 30, 2008 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution.

Asset impairment charge

During the three months ended September 30, 2008, we experienced a significant decline in market capitalization. In addition, uncertainty in the state payer environment as well as the impact of related budgetary decisions contributed to a decrease in our financial results of operations for the three months ended September 30, 2008. We determined that these factors indicated an impairment loss related to goodwill. As a result, we initiated an analysis of the fair value of goodwill and determined that goodwill was impaired. Based on this determination, we recorded a non-cash charge of approximately $130.0 million based on a preliminary assessment. In addition to the goodwill impairment charge for the three months ended September 30, 2008, we recorded a non-cash charge of approximately $11 million to reduce the carrying value of customer relationships based on their estimated fair values. A more detailed discussion of these impairment charges is set forth above under the heading “Critical accounting estimates”.

Depreciation and amortization.

Three months ended September 30,		Percent change
2007	2008
$1,165,699	$3,173,454	172.2%

The increase in depreciation and amortization from period to period primarily resulted from the depreciation of property and equipment and amortization of customer relationships and developed technology related to the acquisitions of WCG, FCS and LogistiCare in 2007. As a percentage of revenues, depreciation and amortization increased from approximately 1.8% for the three months ended September 30, 2007 to 1.9% for the three months ended September 30, 2008.

Non-operating (income) expense

Interest expense. Due to the level of acquisition activity we have engaged in during the trailing twelve month period ended September 30, 2008, our current and long-term debt obligations have increased to approximately $238.9 million as compared to approximately $18.8 million at September 30, 2007. As a result, interest expense (including the amortization of deferred financing costs) for the three months ended September 30, 2008 was higher than that for the three months ended September 30, 2007 due to a higher level of debt for the three months ended September 30, 2008 as compared to the same prior year period.

Interest income. Interest income for the three months ended September 30, 2008 and 2007 was approximately $211,000 and $335,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 41.5% for 2008 (excluding the asset impairment charge for the three months ended September 30, 2008) as compared to approximately 40.5% for 2007. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes. For the three months ended September 30, 2008, the Company’s effective income tax rate decreased primarily due to the estimated $130.0 million goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to the Company’s acquisition of all of the equity interest in several businesses.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenues

	Nine Months Ended September 30,		Percent change
	2007	2008
Home and community based services	$153,227,446	$190,935,324	24.6%
Foster care services	18,544,830	22,011,743	18.7%
Management fees	14,729,020	16,204,987	10.0%
Non-emergency transportation services	—	284,534,803

Total revenues	$186,501,296	$513,686,857	175.4%

Home and community based services. The acquisition of WCG in August 2007, and FCS in October 2007, added, on an aggregate basis, approximately $23.3 million to home and community based services revenue for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Excluding the acquisition of WCG and FCS our home and community based services provided additional revenue of approximately $14.4 million for the nine months ended September 30, 2008, as compared to the same prior year period due to client volume increases in new and existing locations, and rate increases for services provided. Generally, increases in rates for services provided are based on the cost of living index.

Foster care services. The operations of Maple Star Oregon, or MSO, that we consolidated effective May 1, 2007 contributed approximately $3.1 million of foster care services revenue for the nine months ended September 30, 2008, compared to approximately $1.4 for the nine months ended September 30, 2007. Our cross-selling and recruiting efforts resulted in an increase in foster care services revenue of approximately $1.8 million for the nine months ended September 30, 2008 as compared to the same nine month period one year ago. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $185.9 million for the nine months ended September 30, 2008 as compared to $165.1 million for the nine months ended September 30, 2007. The effect of business growth of the not-for-profit entities we managed added approximately $1.5 in additional management fees revenue for the nine months ended September 30, 2008 as compared to the same prior year period.

Non-emergency transportation services. We generated all of our non-emergency transportation services revenue for the nine months ended September 30, 2008 through our NET Services operating segment as a result of the acquisition of LogistiCare in December 2007.

Operating expenses

Client service expense. Client service expense included the following for the nine months ended September 30, 2007 and 2008:

	Nine months ended September 30,		Percent change
	2007	2008
Payroll and related costs	$106,725,480	$129,440,145	21.3%
Purchased services	17,369,255	27,256,975	56.9%
Other operating expenses	20,063,212	25,885,782	29.0%
Stock-based compensation	549,023	613,061	11.7%

Total client service expense	$144,706,970	$183,195,963	26.6%

Payroll and related costs. Our payroll and related costs increased for the nine months ended September 30, 2008, as compared to the same nine month period one year ago, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 100 new employees in connection with the acquisition of WCG and FCS, and the consolidation of MSO in May 2007, which resulted in an increase in payroll and related costs of approximately $9.4 million in the aggregate for the nine months ended September 30, 2008 as compared to the same prior year period. As a percentage of revenue, excluding NET Services revenue, payroll and related costs decreased from 57.2% for the nine months ended September 30, 2007 to 56.5% for the nine months ended September 30, 2008 due to our revenue growth rate.

Purchased services. Since acquiring WCG in August 2007, we subcontract with a network of providers for the provision of a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the course of placing clients in the workforce for all of our workforce development services. For the nine months ended September 30, 2008, these services added approximately $7.7 million to purchased services as compared to the same nine month period one year ago. Additionally, increases in foster parent payments, pharmacy, out-of-home placements, and other support services accounted for an increase in purchased services for the nine months ended September 30, 2008 as compared to the same prior year period of approximately $2.2 million. As a percentage of revenue, excluding NET Services revenue, purchased services increased from 9.3% for the nine months ended September 30, 2007 to 11.9% for the nine months ended September 30, 2008 primarily due to higher purchased services costs related to the operations of WCG and an increase in foster parent payments.

Other operating expenses. The acquisitions of WCG and FCS in 2007 and the consolidation of MSO in May 2007 added approximately $4.0 million to other operating expenses for the nine months ended September 30, 2008 as compared to the same prior year period. In addition, increased client mileage and client transportation expense of approximately $906,000 (due to the addition of new school-based programs and higher fuel costs), and increased bad debt expense of $847,000 also contributed to the increase in other operating expenses over the same prior year period. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 10.8% for the nine months ended September 30, 2007 to 11.3% for the nine months ended September 30, 2008 primarily due to the addition of new locations resulting from our organic growth and higher costs related to the operations of WCG and FCS.

Stock-based compensation. Stock-based compensation of approximately $613,000 for the nine months ended September 30, 2008 represents the amortization of the fair value of stock options and stock grants awarded to executive officers and employees under our 2006 Plan.

Cost of non-emergency transportation services.

Nine months ended September 30, 2008
Payroll and related costs	$30,384,703
Purchased services	220,987,728
Other operating expenses	13,485,198

Total client service expense	$264,857,629

With the acquisition of LogistiCare in December 2007, we added over 1,000 new employees which resulted in payroll and related costs related to our NET Services operating segment of approximately $30.4 million for the nine months ended September 30, 2008. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the nine months ended September 30, 2008, purchased transportation costs amounted to approximately $221.0 million, or 77.7% of the total NET Services operating segment revenue. In addition, other operating expenses of our NET Services operating segment were approximately $13.5 million for the nine months ended September 30, 2008. As a percentage of NET Services revenue, the cost of non-emergency transportation services was 93.1% for the nine months ended September 30, 2008.

General and administrative expense.

Nine months ended September 30,		Percent change
2007	2008
$21,784,068	$31,971,094	46.8%

The addition of corporate staff to adequately support our growth, increased costs to provide services under our management agreements, discretionary cash bonuses approved for certain key officers, and higher rates of pay for employees accounted for an increase of approximately $2.4 million of corporate administrative expenses for the nine months ended September 30, 2008 as compared to the same nine month period one year ago. Also contributing to this increase in corporate administrative expenses were stock based compensation expense (related to executive officers, directors and employees), legal expense, professional fees, and accounting fees related to LogistiCare amounting to approximately $2.0 million. In addition, as a result of our growth during the trailing twelve months ended September 30, 2008, rent and facilities management increased $5.2 million for the nine months ended September 30, 2008 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 11.7% for the nine months ended September 30, 2007 to 6.2% for the nine months ended September 30, 2008 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution.

Asset impairment charge

During the three months ended September 30, 2008, we experienced a significant decline in market capitalization. In addition, uncertainty in the state payer environment as well as the impact of related budgetary decisions contributed to a decrease in our financial results of operations for the three months ended September 30, 2008. We determined that these factors indicated an impairment loss related goodwill. As a result, we initiated an analysis of the fair value of goodwill and determined that goodwill was impaired. Based on this determination, we recorded a non-cash charge of approximately $130.0 million based on a preliminary assessment. In addition to the goodwill impairment charge for the three months ended September 30, 2008, we recorded a non-cash charge of approximately $11 million to reduce the carrying value of customer relationships based on their estimated fair values. A more detailed discussion of these impairment charges is set forth above under the heading “Critical accounting estimates”.

Depreciation and amortization.

Nine months ended September 30,		Percent change
2007	2008
$3,201,859	$9,659,241	201.7%

The increase in depreciation and amortization from period to period primarily resulted from the depreciation of property and equipment and amortization of customer relationships and developed technology related to the acquisitions of WCG, FCS and LogistiCare in 2007. As a percentage of revenues, depreciation and amortization increased from approximately 1.7% for the nine months ended September 30, 2007 to 1.9% for the nine months ended September 30, 2008 due to increased amortization of customer relationships and developed technology related to our acquisition activity.

Non-operating (income) expense

Interest expense. Due to the level of acquisition activity we have engaged in during the trailing twelve month period ended September 30, 2008, our current and long-term debt obligations have increased to approximately $238.9 million as compared to approximately $18.8 million at September 30, 2007. As a result, interest expense (including the amortization of deferred financing costs) for the nine months ended September 30, 2008 was higher than that for the nine months ended September 30, 2007 due to a higher level of debt for the nine months ended September 30, 2008 as compared to the same prior year period.

Interest income. Interest income for the nine months ended September 30, 2008 and 2007 was approximately $810,000 and $978,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 41.5% for 2008 (excluding the asset impairment charge for the three months ended September 30, 2008) as compared to approximately 40.5% for 2007. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes. For the nine months ended September 30, 2008, the Company’s effective income tax rate decreased primarily due to the estimated $130.0 million goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to the Company’s acquisition of the equity interest in several businesses.

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

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses, debt service requirements and contingent consideration related to completed business acquisitions. We expect to meet these requirements through available cash, generation of cash from our operating segments, and a revolving and term loan credit facility.

Sources of cash for the nine months ended September 30, 2008 were primarily from operations, cash released from restrictions, cash received from payments of notes receivable and proceeds from common stock issued pursuant to stock option exercises. Our balance of cash and cash equivalents was approximately $36.8 million at September 30, 2008, up from $35.4 million at December 31, 2007. Approximately $1.2 million of cash was held by WCG at September 30, 2008 and is not freely transferable without unfavorable tax consequences between us and WCG. We had restricted cash of approximately $12.4 million and $15.3 million at September 30, 2008 and December 31, 2007, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At September 30, 2008 and December 31, 2007, our total debt was approximately $238.9 million and $245.4 million, respectively.

Cash flows

Operating activities. The net loss of approximately $133.7 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation net of excess tax benefit, deferred income taxes, and an asset impairment charge of approximately $155.1 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $9.3 million for the nine months ended September 30, 2008. The growth of our billed and unbilled accounts receivable over the nine months ended September 30, 2008 was mostly due to our year over year revenue growth and delays in payer remittances due to state budget issues.

For the nine months ended September 30, 2008, net cash flow from operating activities totaled approximately $12.5 million. Increases in accrued transportation costs resulted in an increase in cash flow from operations of approximately $10.3 million. In addition, increases in other receivables and prepaid expenses and other assets (primarily due to insurance premiums paid related to the activities of our captive insurance subsidiaries as well as estimated tax payments made) resulted in additional cash used in operating activities of $8.2 million. Restricted cash related to the collection activities of the correctional services business acquired in 2006 resulted in additional cash used in operating activities of $334,000. Changes in accounts payable, accrued expenses and deferred revenue resulted in cash used in operating activities of $3.6 million, while increases in other long-term liabilities and reinsurance liability reserves related to our reinsurance programs contributed approximately $2.2 million to cash from operations.

Investing activities. Net cash used in investing activities totaled approximately $4.8 million for the nine months ended September 30, 2008, and included a decrease in restricted cash of approximately $3.2 million related to cash held in trust for reinsurance claims losses. We collected approximately $2.4 million on outstanding notes receivable for the nine months ended September 30, 2008 related to loans issued by us under stock option cancellation and exchange agreements with employees of LogistiCare who held options to purchase shares of Charter LCI Corporation’s common stock as of the acquisition date. Additionally, we collected approximately $687,000 from other notes receivable during the nine months ended September 30, 2008. We spent approximately $3.6 million for property and equipment, $418,000 for management agreements and $436,000 for acquisition costs primarily related to the acquisitions of FCS, WCG, LogistiCare, CCC and AW. We also paid an earn out payment to the sellers of WD Management totaling approximately $6.7 million in May 2008.

Financing activities. Net cash used in financing activities totaled approximately $6.0 million for the nine months ended September 30, 2008. We repaid approximately $6.5 million of long-term debt during this period. Additionally, we received proceeds of approximately $469,000 from the sale of our common stock pursuant to the exercise of stock options for the nine months ended September 30, 2008.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for the nine months ended September 30, 2008 was a decrease to cash of approximately $244,000.

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

The Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses. The outstanding principal amount of the loans accrue at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rate applied to our term loan at September 30, 2008 was 6.3%. No amounts were borrowed under the revolving credit facility as of September 30, 2008, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of September 30, 2008, there were five letters of credit in the amount of approximately $6.8 million collateralized under the revolving credit facility. At September 30, 2008, our available credit under the revolving credit facility was $33.2 million.

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

We are in compliance with the financial covenants under the Credit Agreement as of September 30, 2008. To help facilitate our continued compliance with these covenants going forward, we have also initiated a dialogue with CIT about a possible resetting of these covenants.

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

Promissory notes. We have two unsecured, subordinated promissory notes outstanding at September 30, 2008 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010.

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

In accordance with an earn out provision in the purchase agreement related to the purchase of WCG, we may make an earn out payment up to approximately CAD $10.8 million (determined as of December 31, 2008) in the first fiscal quarter of 2009 based on the financial performance of WCG during the period from August 1, 2007 to December 31, 2008. If the earn out provision is met, the contingent consideration will be paid approximately one-third in cash and the balance in additional Exchangeable Shares of PSC valued at the price of our common stock at the date we announced the transaction.

We may be obligated to pay an additional amount under an earn out provision contained in the merger agreement related to the purchase of LogistiCare based on certain consolidated financial earnings results of LogistiCare. The actual amount of the earn out consideration to be paid, if any, will be determined pursuant to a formula set forth in the merger agreement and will be capped at $40 million. If earned, the contingent consideration will be paid in cash; provided that, subject to us obtaining the approval of our stockholders for such issuance, each seller will have the right to elect to receive up to 50% of its pro rata share of the earn out payment in shares of our common stock valued at the weighted-average price of our common stock ($31.42 per share) on November 6, 2007, the last trading day prior to the date we announced the transaction. If we do not obtain stockholder approval of such issuance, then each seller who elected to receive stock, will be entitled to cash in an amount equal to the value of the shares of our common stock it would have received had stockholder approval been obtained as set forth in the merger agreement, based upon a formula set forth in the merger agreement, subject to the $40 million cap on the total earn-out consideration.

When and if the earn out provision is triggered and paid under the acquisition agreements with respect to WCG and LogistiCare, we will record the fair value of the consideration paid, issued or issuable as goodwill. As of September 30, 2008, we did not accrue any portion of this earn out as it was not determinable beyond a reasonable doubt that the provisions would be met. Any additional consideration may be expensed as an impairment charge against goodwill when we perform our annual impairment test of goodwill for the year ending December 31, 2008.

On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of September 30, 2008, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of September 30, 2008, 19 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 3.1% and 7.8% of our revenue for the nine months ended September 30, 2008 and 2007, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2007 and September 30, 2008 totaled $10.2 million and $6.9 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of September 30, and December 31, 2007, March 31, June 30, and September 30, 2008:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2007	$1,559,969	$1,554,221	$1,514,418	$2,608,016	$2,154,096
December 31, 2007	$1,625,524	$1,652,082	$1,665,500	$3,333,629	$1,888,815
March 31, 2008	$1,611,750	$1,588,266	$1,479,231	$3,621,692	$2,159,389
June 30, 2008	$1,679,994	$1,601,390	$1,609,904	$3,641,565	$2,424,580
September 30, 2008	$1,334,910	$1,073,025	$1,100,535	$2,509,546	$900,808

Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable.

Our days sales outstanding for our managed entities decreased from 186 days at December 31, 2007 to 118 days at September 30, 2008 due to the impact of the acquisition of CCC discussed below.

On September 30, 2008, we acquired substantially all of the assets of CCC’s Illinois and Indiana operations. The purchase price of approximately $5.4 million consisted of cash of approximately $431,000 with the remaining $5.0 million credited against the purchase price for all of CCC’s indebtedness to us for management services we rendered to CCC under several management services agreements. In October 2008, we made a final determination of the indebtedness owed to us for management services rendered by us to CCC which resulted in an amount that was less than the amount provided for in the purchase agreement. As a result, the cash portion of the purchase price was increased by approximately $142,000 and the credit for indebtedness to us for management services rendered by us to CCC was decreased by the same amount. Historically, we have provided various management services to CCC for a fee under separate management services agreements for each state in which CCC operated. In connection with our acquisition of the assets of CCC’s Illinois and Indiana operations, we consolidated the remaining management services agreements with CCC (i.e., Florida, Ohio and Texas) into one administrative service agreement under which we will provide a more narrow range of services to CCC as compared to the services historically provided by us.

As a result, management fees receivable from CCC decreased by approximately $4.8 million and the remaining balance of approximately $143,000 represented approximately 2.1% of our total management fee receivable at September 30, 2008. The remaining $6.8 million balance of our total management fee receivable at September 30, 2008 was due from Intervention Services, Inc., Rio Grande Behavioral Health Services, Inc., or Rio Grande, including certain members of the Rio Grande behavioral health network, The ReDCo Group, Care Development of Maine, FCP, Inc., Family Preservation Community Services, Inc., Maple Star Colorado, Inc., and Alternative Opportunities.

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

SPCIC:

SPCIC reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at September 30, 2008 were approximately $1.1 million. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2008 was approximately $606,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at September 30, 2008 was $1.5 million which was ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2008 was approximately $2.6 million.

Our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2008 was approximately $1.4 million. We recorded a corresponding liability at September 30, 2008 which offsets these expected losses.

SPCIC had restricted cash of approximately $8.0 million and $4.9 million at December 31, 2007 and September 30, 2008, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

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

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.4 million and $1.2 million as of December 31, 2007 and September 30, 2008, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

New Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued SFAS No. 157 in September 2006, to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The statement is effective for fiscal years beginning after December 31, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our financial condition, results of operations and cash flow.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. Had SFAS 160 been effective for the periods covered by this report, we would have classified ownership interest in one of our subsidiaries held by the sellers related to our acquisition of WCG of approximately $7.6 million as equity. At December 31, 2007 and September 30, 2008, this ownership interest was classified as non-controlling interest in our consolidated balance sheets. We are currently evaluating other potential impacts, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have any impact our consolidated financial statements.

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

Interest rate and market risk

As of September 30, 2008, we had borrowings under our term loan of approximately $166.5 million and no borrowings under our revolving line of credit. Borrowings under the credit agreement with CIT accrue interest at the per annum rate of LIBOR plus 3.5% or the Base Rate (as defined in the Credit Agreement) plus 2.5%, at our election. As of September 30, 2008, the borrowings accrued interest at LIBOR plus 3.5%. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $5.3 million over the remaining term of the credit agreement.

We have convertible senior subordinated notes of $70 million outstanding at September 30, 2008 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at September 30, 2008 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of September 30, 2008. These promissory notes bear fixed interest rates of 5% and 4%, respectively.

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

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to 870 contracts as of September 30, 2008. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 82% and 85% of our revenue for the nine months ended September 30, 2007 and 2008, respectively. For the nine months ended September 30, 2007, the largest customer accounted for 6.7% of our total revenue. For the nine months ended September 30, 2008, the two largest customers accounted for 9.6% and 5.9%, respectively, of our total revenue. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the nine months ended September 30, 2008, we conducted a portion of our operations in Canada through WCG. At September 30, 2008, approximately $21.5 million, or 36.4%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2008) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2008.

(c) Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 7, 2008	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer