Form 10-K
period 2008-12-31
PROVIDENCE SERVICE CORP
filed 2009-03-30
CIK 1220754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-34221

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5524 East Fourth Street, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code

(520) 747-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	The NASDAQ Global Select Market

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

☒ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)

☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $253 million.

As of March 11, 2009, there were outstanding 12,854,091 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2008, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Development of our business

We provide and manage government sponsored social services and non-emergency transportation services. With respect to our social services, our counselors, social workers and behavioral health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the social services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. We do not own or operate any hospitals, residential treatment centers or group homes. Instead, we provide social services primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life. With respect to our non-emergency transportation services, we manage and arrange for client transportation to health care related facilities and services for state or regional Medicaid agencies, health maintenance organizations, or HMO’s, and commercial insurers.

Our social services revenue is derived from our provider contracts with state and local government agencies and government intermediaries, HMO’s, commercial insurers, and our management contracts with not-for-profit social services organizations. The government entities that pay for our social services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of our social services provider contracts, we are paid an hourly fee. Under some of our social services provider contracts, however, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. Where we contract to manage the operations of not-for-profit social services organizations, we receive management fees based on a percentage of revenues of the managed entity or a predetermined fee.

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

During our first year of operations, we acquired Parents and Children Together, Inc. (now known as Providence of Arizona, Inc.) and Family Preservation Services, Inc., which provided the foundation upon which our business was built. From 2002 to 2007 we completed the following acquisitions which we believe broadened our home based and foster care platform, expanded our reach into many new states, enhanced our workforce development services and presented opportunities for us to offer home and community based and foster care services in Canada, and expanded our continuum of services to include the management of non-emergency transportation services:

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

2006	2007
• A to Z In-Home Tutoring, LLC	• Behavioral Health Rehabilitation Services business of Raystown Development Services, Inc.

• Family Based Strategies, Inc.	• WCG International Consultants Ltd.

• W. D. Management, L.L.C.	• Behavioral Health Rehabilitation Services business of Family & Children’s Services, Inc.

• Innovative Employment Solutions Division of Ross Education, LLC	• Charter LCI Corporation, including its subsidiaries.

• Correctional Services Business of Maximus, Inc.

Since December 31, 2007, we have completed and integrated the following strategic acquisitions, for an aggregate purchase price of approximately $9.0 million:

•

On September 30, 2008, we acquired substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc., or CCC. CCC is a Florida not-for-profit tax exempt corporation with operations in Florida, Illinois, Indiana, Ohio and Texas that provides home and community based services, foster care and other social services. The purchase price of approximately $5.4 million consisted of cash in the amount of approximately $573,000 with the remaining $4.8 million credited against the purchase price for all of CCC’s indebtedness to us for management services rendered by us to CCC under several management services agreements. Historically, we have provided various management services to CCC for a fee under separate management services agreements for each state in which CCC operated. In connection with our acquisition of the assets of CCC’s Illinois and Indiana operations, we consolidated the remaining management services agreements with CCC (i.e., Florida, Ohio and Texas) into one administrative service agreement under which we will provide a more narrow range of services to CCC as compared to the services historically provided by us. We believe this acquisition expands our home and community based services and foster care services into Illinois and further expands our presence in Indiana. The cash portion of the purchase price was funded by cash generated from operations.

•

Effective September 30, 2008, we acquired all of the equity interest in AmericanWork, Inc., or AW, a community based mental health provider operating in 23 Georgia locations. AW provides, among other things, independent living services and training in support of individuals with mental illness, outpatient individual and group behavioral health services, and community based vocational and peer supported vocational and employment services. The total purchase price consisted of cash in the amount of approximately $3.5 million, with $3.0 million paid by us at closing on October 14, 2008 and the balance held by us for one year to secure potential indemnity obligations. We believe this acquisition enhances our community based social services offering, expands our presence in Georgia, and further positions us for growth. The purchase price was funded from cash generated from operations.

Since our inception, we have grown from 1,333 clients served in a single state to over 87,000 clients served either directly or through our managed entities. Additionally, 6.3 million individuals were eligible to receive services under our non-emergency transportation services contracts as of December 31, 2008. We operate from 438 locations in 43 states, the District of Columbia and British Columbia as of December 31, 2008.

Financial information about our segments

Since December 2007, we began operating in two segments: Social Services and Non-Emergency Transportation Services, or NET Services. Information on revenues from external payers, profits, total assets and other financial information for each segment is included in Note 12 of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference.

Description of our business

Social Services

Services offered.    We provide home and community based services, foster care and provider management services, directly and through entities we manage. The following describes such services:

Home and community based counseling

•

Home based and intensive home based counseling.    Our home based counselors are trained professionals or para-professionals providing counseling services in the client’s own home. These services average five hours per client per week and can include individual, group or family sessions. Topics are prescriptive to each client and can include family dynamics, peer relationships, anger management, substance abuse prevention, conflict resolution, parent effectiveness training and misdemeanant private probation supervision.

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

•

Correctional services.    We provide misdemeanant private probation supervision services, including monitoring and supervision of those sentenced to probation, rehabilitative services, and collection and disbursement of court-ordered fines, fees and restitution.

•

Workforce development.    We assist individuals to achieve their greatest potential to obtain and retain meaningful employment through services that include vocational evaluation, job placement, skills training, and employment support.

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

•

Therapeutic foster care.    We provide therapeutic foster care services. This is a 24-hour care service designed for children exhibiting serious emotional problems who may otherwise require institutional treatment. We recruit, license and train professional foster parents to care for foster children for up to a year of therapeutic intervention. Social, psychological and psychiatric services are provided on a prescriptive basis to each child and therapeutic foster care family by a team of licensed, professional staff.

Not-for-profit managed services

•

Administrative support, information technology and accounting and payroll services.    We typically provide the chief executive officer for the managed organization and manage the back office and administrative functions such as accounting, cash management, billing and collections, human resources and quality management. We assist in the development of policies and procedures and supervise the day to day operations. In some of our contracts we also provide the information technology support for hardware, networking and software. We also provide payroll management services for our managed entities along with managing the recruiting and retention of staff. In all cases, we report directly to the not-for-profit organization’s board of directors which may elect to engage us to provide some or all of these services.

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

A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable pursuant to a fixed monthly fee. Approximately 65.1%, 67.8% and 70.4% of our Social Services operating segment revenue for the fiscal years ended December 31, 2006, 2007 and 2008 was related to fee-for-service arrangements. A significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations). Additionally, these contracts permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

Revenues from our cost based service contracts are generally recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those incurred costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. Annually, we submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may range from one month to several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 16.2%, 17.8% and 16.4% of our Social Services operating segment revenue for the years ended December 31, 2006, 2007 and 2008.

We provide services under one annual block purchase contract in Arizona with The Community Partnership of Southern Arizona. We are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. We are obliged to provide services only to those clients with a demonstrated medical necessity. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. The annual block purchase contract represented 9.5%, 6.7% and 6.7% of our Social Services operating segment revenue for the years ended December 31, 2006, 2007 and 2008.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships or providing administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 8.3%, 7.5% and 6.5% of our Social Services operating segment revenue for the years ended December 31, 2006, 2007 and 2008.

We are reinsured with regard to a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities managed by us under reinsurance programs through our wholly-owned captive insurance subsidiary. We offered health insurance coverage to employees of certain entities we manage under our self-funded health insurance program through June 2006. In exchange for this liability coverage we received a reimbursement equal to the pro-rata share of the participating managed entities’ costs related to our reinsurance and self-funded health insurance programs. We recorded amounts received from these managed entities as management fees revenue. Revenues related to these arrangements for the years ended December 31, 2006, 2007 and 2008 represented less than 1.0 % of our social services revenue.

Historically, we entered into short-term consulting agreements with several other social services providers, pursuant to which we were retained to, among other things, evaluate and make recommendations with respect to their management, administrative and operational services. In exchange for these services, we received a fixed fee that was either payable upon completion of the services or on a monthly basis. Fees earned pursuant to our consulting agreements were accounted for as management fees revenue and represented less than 1.0% of our social services revenue for the years ended December 31, 2006, 2007 and 2008.

Seasonality.    Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our Social Services operating segment, principally due to lower client demand for our home and community based services during the holiday and summer seasons. As we have grown our home and community based services business, our exposure to seasonal variations has grown and will continue to grow, particularly with respect to our school based services, educational services and tutoring services. We experience lower home and community based services revenue when school is not in session. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses may not fluctuate significantly on a quarterly basis. As a result, our Social Services operating segment experiences lower operating margins during the holiday and summer seasons. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our home and community based services. Moreover, as we enter new markets, we could be subject to additional seasonal variations along with any competitive response to our entry by other social services providers.

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

Sales and marketing.    Substantially all of our marketing is performed at the local and regional level. Through our local and regional managers, we have successfully developed and maintained extensive relationships with various payers. These relationships allow us to develop leads on new business, cross-sell our other services to existing payers and negotiate payer contracts. A significant portion of our business is procured in this manner. We also seek to market our services to payers in geographical areas contiguous to existing markets and in which we believe our reputation as a low cost quality service provider will enhance our ability to compete for and win business. From time to time we respond to requests for proposals, or RFPs. Additionally, we subscribe to a service that keeps us informed of and tracks on a national basis RFPs for privatization of social services. We selectively choose the RFPs to which we respond based upon whether our reputation enhances our ability to compete or if the RFP presents a unique opportunity to develop a new service offering.

NET Services

Services offered.    As a result of our acquisition of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare, we are the preferred provider of non-emergency transportation management servicing clients under more than 60 contracts in 38 states and the District of Columbia. We provide responsive and innovative solutions for a client’s transportation needs through centralized call processing, development and management of transportation networks and through the use of proprietary technologies. Our current payers include state Medicaid programs, as well as metropolitan transit organizations, HMO’s, and commercial insurers.

We provide services to a wide variety of people with varying needs. Our clients are Medicaid recipients, members of the disability community, and senior citizens. Non-emergency transportation services are provided to individuals with limited mobility, people with limited means of transportation, and patients with disabilities that prevent them from using conventional methods of transportation. The majority of our programs provide Medicaid non-emergency transportation services to eligible beneficiaries. Utilization rates and vehicle choice differ for every patient depending on the individual’s condition, the location of the individual relative to the final destination, and other available transportation systems. We also provide services to special needs students who are physically fragile, or mentally ill children who cannot commute to school via traditional mainstream transportation and/or need to be taken out of school for therapy.

We are a transportation logistics manager, matching transportation services with client needs. We utilize a proprietary information technology platform and operational processes to manage the transportation services that are outsourced to a network of local third party transportation providers. We typically do not provide direct transportation to end users. Rather, to fulfill requests under our contracts, we subcontract with local transportation providers, such as van, cab and ambulance companies. We receive transportation requests from clients or their representatives and arrange for the least costly and most effective transportation. Transportation requests are received at one of 11 regional call centers and appropriate local transportation providers are assigned. These decisions are aided by our proprietary logistics software. After we assign an appropriate transportation provider to our client we carefully monitor the transportation service provided to ensure that the client transport was completed before we pay the transportation vendor. We do not normally pay for services if the client does not show up for transport or if the transport is not completed. A majority of the requests for transportation are standing orders, mostly for patients who require frequent, recurring services, such as dialysis treatment. Other transportation requests are required to be scheduled with 48 to 72 hour advance notice, with a small number of requests scheduled on the same day.

We subcontract with larger transportation companies as well as a number of diverse, small, local companies in order to provide superior coverage in both urban and rural areas. In each region that we serve, we actively manage a network of local transportation providers, screening and credentialing providers, providing orientations, and monitoring performance on an ongoing basis through field audits and other reviews. Each of our state operations uses multiple transportation providers in our network, with an average provider fleet size of less than 10 vehicles. To ensure compliance and safety quality standards for all third party transportation providers, we perform a credentialing process on all transportation providers who must meet minimum standards set by us and our payers. These standards include: (i) successful completion of criminal and driving record checks, drug testing and all required training; (ii) ability to receive trip reservations electronically; (iii) provider owned or leased vehicles that are equipped with a two-way communication system and safety equipment; and (iv) insurance coverage that complies with federal and/or state statutory requirements. We contract with third party transportation providers for trips on a per completed trip basis. Our subcontracts do not contain volume guarantees and can be cancelled with or without cause given 45 days notice.

Revenue and payers.    We contract primarily with state and local government entities, HMO’s and commercial insurers. Approximately 87.6% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. These contracts are generally structured with per member per month rates and have renegotiation or price increase triggers. Typical payer contracts cover three years with a two-year renewal option and range in size from approximately $1 million to $60 million annually. Approximately 6.6% of our non-emergency transportation services revenue is derived from fee-for-service and fixed cost contracts. Our special needs school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services we derived approximately 17% and 18% of our non-emergency transportation services revenue for the years ended December 31, 2007 and 2008, respectively. Our next four largest payers comprised approximately 35% of our non-emergency transportation services revenue for the years ended December 31, 2007 and 2008.

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

Competition.    We compete with a variety of organizations that provide similar non-emergency transportation services to Medicaid eligible beneficiaries in local markets such as American Medical Response, Coordinated Transportation Solutions, Inc., First Transit, Inc., Medical Transportation Management Inc., MV Transportation, Inc., and Southeast Trans. The array of services offered by our competitors in the aggregate may exceed the quantity of services we offer in this sector, but no individual competitor offers the continuum of services on the scale offered by us. Our competitors largely compete for smaller-scale contract opportunities that encompass smaller geographic areas. Most of our competitors seek to win contracts for specific counties whereas we seek to win contracts for the entire state.

Sales and marketing.    With respect to our non-emergency transportation services sales and marketing strategy, we focus on providing information to key legislators and agency officials. We pursue contracts through various methods including engaging lobbyists to assist in tracking legislation and funding that may impact our non-emergency transportation programs, and monitoring state websites for opportunities. In addition, we generate new business leads through trade shows and conferences, referrals, the Internet and direct marketing. The sales cycle usually takes between 6 to 24 months and there are various decision makers who provide input into the buy/no buy decision. By providing valuable information to key legislators and agency officials and creating a strong presence in the regions we serve, we are able to solidify the chance of renewal when contract terms expire. Additional payers are targeted within existing states in order to leverage pre-existing provider networks, technology, office and human resources investments. Furthermore, key commercial accounts are targeted which we define as accounts that are growing and located in multiple geographic areas.

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

Financial information about segments and geographic areas

Financial information about segments and geographic areas, including revenues, net income and long-lived assets of each segment and from domestic and foreign operations for the Company as a whole is included in Note 12 of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference.

See Item 1A Risk Factors under the heading “Our international operations expose us to various risks, any number of which could harm our business” for a discussion of risks related to our foreign operations.

Employees

As of December 31, 2008, our operations were conducted with 6,271 clinical, client service representatives and administrative personnel. The operations of the entities we manage were conducted with 4,202 clinical and administrative personnel.

We have a collective bargaining agreement with the Service Employees International Union, Local 760 which covers approximately 140 part time employees in Connecticut under our special needs school transportation contract.

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

Surveys and audits

Our programs are subject to periodic surveys by government authorities and/or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, we will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

•	the imposition of fines or penalties;

•	temporary suspension of admission of new clients to our program’s service;

•	in extreme circumstances, decertification from participation in Medicaid or other programs;

•	revocation of our license; or

•	contract termination.

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

The current domestic economic downturn could cause a severe disruption in our operations.

Our business has been negatively impacted by the current domestic economic downturn. If this downturn is prolonged or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified below including, but not limited to, the following:

•	Liquidity:

•

The domestic economic downturn and the associated credit crisis could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

•

We may not be able to borrow additional funds under our existing credit facilities and may not be able to expand our existing facility if participating lenders become insolvent or their liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term or renew it on terms that are favorable to us.

•	Demand:

•

The current recession has resulted in severe job losses, which could cause an increase in demand for our services; however, depending on the severity of the recession’s impact on our payers (particularly our state government payers), sufficient funds may not be allocated to compensate us for the services we provide at the current margins we enjoy or we may be required to provide more services to a growing population of beneficiaries without a corresponding increase in fees for these services.

•	Prices:

•	Certain markets have experienced and may continue to experience deflation, which would negatively impact our average fees and revenue.

Our increased indebtedness may harm our financial condition and results of operations.

As of December 31, 2008, our total consolidated long-term debt was $237.8 million.

Our level of indebtedness could have important consequences to us and you, including:

•	it could adversely affect our ability to satisfy our obligations;

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

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in these agreements, we would be in default. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our credit facility, our 6.5% convertible senior subordinated notes due 2014, or our subordinated notes, or our other indebtedness. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

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

We provide, or manage the provision of, government sponsored social services and non-emergency transportation services to individuals and families who are eligible for government assistance pursuant to federal mandate with respect to government sponsored social services and members of the disability community, or senior citizens with respect to non-emergency transportation services under various contracts with state and local governmental entities. We generate a significant amount of our revenues from a few payers under a small number of contracts. For example, in 2008 we generated approximately 49.5% of our total revenue from ten payers. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

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

Additionally, approximately 87.6% of our non-emergency transportation services revenue is generated under capitated contracts with the remainder generated through fee-for service and fixed cost contracts. Under our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local van, cab and ambulance companies on a per ride or per mile basis. We use a “pricing model” to determine applicable contract rates, which take into account factors, such as estimated utilization, state specific data, previous experience in the state and/or with similar services, estimated volume and availability of mass transit. The amount of the fixed monthly per member per month fee is determined in the bidding process but predicated on actual historical transportation data for the subject geographic region (provided by the payer), actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may not be profitable.

Approximately 16.4% and 7.3% of our revenues for the years ended December 31, 2007 and 2008, respectively, were derived from cost based service contracts for which we record revenue based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs, which puts us at risk that we may be required to subsequently refund a portion of the excess funds, if any.

Our cost based service contracts require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. For the year ended December 31, 2007 and 2008, revenues from these contracts represented approximately 16.4% and 7.3% of our total revenues for the respective period. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds.

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

Our strategic relationships with tax exempt not-for-profit organizations are similar to those in the hospital management industry where tax exempt or faith based not-for-profit hospitals are managed by for-profit companies.

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

We are reinsured with regard to a substantial portion of our general liability, professional liability, workers’ compensation insurance and automobile liability. We also reinsure the general liability, professional liability, workers’ compensation insurance, and automobile liability of certain designated entities affiliated with us or independent third parties under reinsurance programs through our two wholly-owned captive insurance subsidiaries. In the event that actual reinsured losses increase unexpectedly or exceed actuarially determined estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in cost, we will continue to evaluate the levels and types of insurance we include in our self-insurance program. Any increase to this program increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

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

Our ability to attract and retain employees with the requisite experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Some of the companies with which we compete for experienced personnel have greater financial, technical, political and marketing resources, name recognition and a larger number of clients and payers than we do. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

We anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception, including 20 since our initial public offering in August 2003. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies, or that the acquisitions will not adversely affect our results of operations or financial condition.

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

Currently and for the years ended December 31, 2008 and prior, in accordance with Statement of Financial Accounting Standard 141 “Business Combinations”, or SFAS 141, all acquisition-related costs such as attorney’s fees and accountant’s fees, as well as contingent consideration to the seller, are capitalized as part of the purchase price.

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

There may be a contested election for directors at our 2009 annual meeting of stockholders, which may be distracting, disruptive and expensive.

On February 20, 2009, a group of stockholders affiliated with Avalon Correctional Services, Inc., or Avalon, submitted an advance notice to us informing us of their intention to nominate two individuals to stand for election to our board of directors at our 2009 annual meeting of stockholders, in opposition to the two nominees to be proposed by our board. Contested elections for directors can be distracting, time-consuming and expensive, and can cause our company’s resources and management attention to be diverted. Contested elections can also cause our company to be negatively impacted by the uncertainty created among employees and our other constituencies, the negative publicity generated by the dissident stockholder group, and/or other factors. In addition, contested elections of this nature may negatively impact our ability to attract and retain qualified board members. It is also possible that Avalon, which had recently initiated a consent solicitation against us before subsequently abandoning it, will launch further contested solicitations in opposition to our board nominees or in support of one or more stockholder proposals at one or more future stockholder meetings, or in connection with an action by written consent, with potential negative effects similar to those discussed above.

Our process of exploring strategic options and implementing strategic initiatives to enhance stockholder value may not be successful and/or provide any meaningful benefit to our stockholders.

In November 2008, we announced that we are focusing on several strategic options to enhance stockholder value including, among other things, growing our core social services business, reducing corporate and client service costs, reducing or delevering our debt and selling certain of our non-strategic assets. Since then we also announced that we have hired a financial advisor to help explore the possible sale of our non-emergency transportation management services operations, which comprise the non-social services segment of our business, and that, if we were to successfully complete this contemplated sale, we intend to use proceeds therefrom to pay down a substantial portion of our long-term debt. There can be no assurance, however, that we will ever complete such sale or, if we do not, that we would otherwise have the ability to pay down or reduce our debt. Our ability to complete such a divestiture will depend upon numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions and the financial and mergers and acquisitions markets in general. In addition, during this process, management’s resources may be diverted and there is a risk that our payers, managed entities and/or employees will react negatively to perceived uncertainties as to our future direction and strategy and to the eventual outcome of this process, either of which could adversely affect our operating results and financial condition. In addition, there can be no assurance that any of the recently announced actions we have taken, or any of the actions that we may take, to grow our core social services business and reduce our costs will ultimately provide any meaningful benefit to our stockholders or that the benefits of any of the strategic options we pursue or strategic initiatives that we implement will in fact be realized by our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our approximately 4,000 square foot corporate office building in Tucson, Arizona under a seven year lease, which is currently in its fourth year. The monthly base rental payment under this lease as of December 31, 2008 in the amount of approximately $6,033 is subject to an annual 3% increase over the initial term of the lease. We also lease office space for other administrative services in Tucson. The lease terms vary and are in line with market rates. In connection with the performance of our contracts and the contracts of our managed entities, we lease 307 offices and our managed entities lease 131 offices for management and administrative functions. The lease terms vary and are generally at market rates.

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

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 11, 2009, there were 17 holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2008
Fourth Quarter	$10.00	$0.68
Third Quarter	$21.60	$8.75
Second Quarter	$30.50	$20.50
First Quarter	$31.36	$25.09

2007
Fourth Quarter	$33.50	$26.96
Third Quarter	$32.48	$25.51
Second Quarter	$28.14	$23.51
First Quarter	$26.04	$20.74

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for the Company’s Common Stock, Nasdaq Health Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2003, the date the Company’s Common Stock began trading on NASDAQ.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Program(2)
First quarter:
January 1, 2008 to January 31, 2008	—		—	537,500
February 1, 2008 to February 29, 2008	—		—	537,500
March 1, 2008 to March 31, 2008	—		—	537,500

Second quarter:
April 1, 2008 to April 30, 2008	—		—	537,500
May 1, 2008 to May 31, 2008	—		—	537,500
June 1, 2008 to June 30, 2008	2,183		—	537,500

Third quarter:
July 1, 2008 to July 31, 2008	1,534		—	537,500
August 1, 2008 to August 31, 2008	—		—	537,500
September 1, 2008 to September 30, 2008	—		—	537,500

Fourth quarter:
October 1, 2008 to October 31, 2008	4,025		—	537,500
November 1, 2008 to November 30, 2008	—		—	537,500
December 1, 2008 to December 31, 2008	—		—	537,500

Total	7,742		—	537,500

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.
(2)	On February 5, 2007, we announced that our board of directors approved a stock repurchase program for up to one million shares of our common stock effective February 1, 2007. As of December 31, 2008, we spent approximately $10.9 million to purchase 462,500 shares of our common stock on the open market under this program. No repurchases were made under this program during fiscal 2008. During the term of the credit and guarantee agreement with CIT Capital Securities LLC (described under the subheading “Liquidity and capital resources” included in Item 7 “Management’s Discussion of Financial Condition and Results of Operations” below) we are prohibited from purchasing shares of our common stock on the open market or in privately negotiated transactions.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2008 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	1,351,112	$21.45	180,628
Equity compensation plans not approved by security holders	—	—	—

Total	1,351,112	$21.45	180,628

(1)	Column (a) and (b) include 1,351,112 shares issuable upon exercise of outstanding stock options.
(2)	The number of shares shown in column (c) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended. No additional stock options or other stock-based awards may be granted under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data, other financial data and other data. The selected financial data for the years ended December 31, 2006, 2007 and 2008 and as of December 31, 2007 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2004 and 2005 and as of December 31, 2004, 2005 and 2006 are derived from our audited financial statements not included in this report. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Fiscal Year Ended December 31,
	2004(3)	2005(3)(4)	2006(3)(4)(5)	2007(3)	2008(3)(10)(11)
	(dollars in thousands)
Statement of operations data:
Revenues:
Home and community based services	$73,106	$115,466	$152,067	$216,583	$258,003
Foster care services	13,178	15,795	21,913	25,648	32,343
Management fees	10,682	14,447	17,877	20,069	20,217
Non-emergency transportation services	—	—	—	22,867	381,107

Total revenues	96,966	145,708	191,857	285,167	691,670
Operating expenses:
Client service expense	71,884	108,939	149,516	204,021	253,652
Cost of non-emergency transportation services	—	—	—	19,570	356,271
General and administrative expense	12,179	18,178	23,437	30,875	48,412
Asset impairment charges	—	—	—	—	169,930
Depreciation and amortization	1,325	2,094	3,463	4,989	12,722

Total operating expenses	85,388	129,211	176,416	259,455	840,987

Operating income (loss)	11,578	16,497	15,441	25,712	(149,317)
Non-operating (income) expenses
Interest expense, net	258	765	(601)	1,601	18,599

Income (loss) before income taxes	11,320	15,732	16,042	24,111	(167,916)
Provision (benefit) for income taxes	4,235	6,307	6,661	9,722	(12,311)

Net income (loss)	7,085	9,425	9,381	14,389	(155,605)

	Fiscal Year Ended December 31,
	2004(3)	2005(3)(4)	2006(3)(4)(5)	2007(3)	2008(3)(10)
	(dollars in thousands, except per share data and “Other data”)
Net earnings (loss) per share data:
Diluted	$0.76	$0.95	$0.80	$1.19	$(12.42)
Weighted average shares outstanding:
Diluted	9,355	9,885	11,676	12,047	12,532
Other financial data:
Managed entity revenue(1) (unaudited)	$121,038	$151,037	$187,110	$225,018	$242,855
Other data(2) (unaudited):
States served	21	25	36	38	43
Locations	151	204	306	410	438
Employees	3,583	4,930	6,828	9,864	10,473
Direct	1,886	2,531	3,569	5,572	6,271
Managed	1,697	2,399	3,259	4,292	4,202
Contracts	312	527	868	958	1,039
Direct	196	281	558	638	716
Managed	116	246	310	320	323
Clients	29,066	35,646	71,134	7,276,195	6,413,756
Direct	15,421	18,893	48,039	52,570	62,820
Managed	13,645	16,753	23,095	23,625	24,494
Non-emergency transportation services	—	—	—	7,200,000	6,326,442

	As of December 31,
	2004	2005	2006(6)(7)	2007(8)(9)	2008(10)
Balance sheet data:
Cash and cash equivalents	$10,657	$8,994	$40,703	$35,379	$29,364
Total assets	75,921	119,013	192,335	551,984	365,663
Total current liabilities	10,590	19,543	28,599	96,416	90,207
Long-term obligations, less current portion	733	14,241	619	236,469	223,494
Other liabilities	—	3,983	4,061	30,790	14,071
Non-controlling interest	—	—	—	7,649	7,266
Total stockholders’ equity	64,598	81,246	159,056	180,660	30,625

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue. As a result of our acquisition of substantially all of the assets in Illinois and Indiana of CCC on September 30, 2008, we began consolidating the financial results of these operations on October 1, 2008, the impact of which partially offset the increase in managed entity revenue for 2008 as compared to 2007 by approximately $2.9 million.
(2)	“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities except for non-emergency transportation services where the data represents the number of members enrolled under our non-emergency transportation capitated contracts as of the end of the last month of the period presented. “States served” excludes the District of Columbia. “Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.

(3)	Several acquisitions were completed in the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 which affected the comparability of the information reflected in the selected financial data. See the subheading “Acquisitions” and the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for information regarding the affect these transactions had on our financial condition and results of operations for the periods presented.
(4)	Home and community based services revenue for 2005 and 2006 included approximately $3.6 million and $2.5 million of revenue, respectively, under our annual block purchase contract in excess of the annual funding allocation amount.
(5)	In 2006, we reserved approximately $4.0 million of the aggregate revenue accrued in 2005 and 2006 (noted in footnote (4) above) under our annual block purchase contract in excess of the annual funding allocation amount.
(6)	On April 17, 2006, we completed a follow-on offering of common stock in connection with which we sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. We received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs totaling approximately $770,000.
(7)	On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT Healthcare LLC out of the net proceeds from our follow-on offering of common stock completed on April 17, 2006.
(8)	In February 2007, our board of directors approved a stock repurchase program whereby we may repurchase shares of our common stock from the open market from time to time. As of December 31, 2007, we spent approximately $10.9 million to purchase 462,500 shares of our common stock in the open market under this program. The shares of our common stock repurchased were placed into treasury. No shares of our common stock were repurchased under this program during 2008.
(9)	As a result of our acquisition activity during 2007, we incurred approximately $243 million of debt obligations by issuing $70 million of the subordinated notes and drawing down $173 million under our credit facility with our senior creditor. See the subheading “Liquidity and Capital Resources” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for a description of these debt instruments.
(10)	Due to the significant and sustained decline in the market capitalization and the uncertainty in the state payer environment as well as the impact of related budgetary decisions on our earnings during the six months ended December 31, 2008, we initiated asset impairment tests and, based on the results, we recorded asset impairment charges totaling approximately $169.9 million related to our goodwill and other intangible assets for the year ended December 31, 2008. See the subheading “Critical accounting policies and estimates” included in Item 7 “Management’s Discussion of Financial Condition and Results of Operations” of this report for a detailed discussion of these asset impairment charges.
(11)	The increase in management fees for 2008 as compared to 2007 was partially offset by approximately $731,000 due to our acquisition and consolidation of substantially all of the assets in Illinois and Indiana of CCC in September 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As part of our growth strategy we have expanded our in-home counseling and foster care service offerings in Georgia, Illinois and Indiana as a result of two strategic acquisitions in 2008 described below.

Despite our business growth, during the latter half of 2008 we experienced a significant and sustained decline in the market value of our common stock. The decline was due to lower than anticipated earnings for 2008 that resulted primarily from uncertainty in the state payer environment (and the impact of related budgetary decisions) and from the sharp down turn in the United States economy which led to reductions in state budgets, withheld funds, volume decreases, payment slowdowns and higher utilization of our non-emergency transportation services. As discussed in more detail below we contract with various payers to provide non-emergency transportation management services under capitated contracts where we are paid on a fixed fee per member per month basis. In the periods of high utilization that occurred during portions of 2008, we experienced lower operating margins in our non-emergency transportation management services business as the cost of providing non-emergency transportation management services increased with a lag in our ability to impact the rates we are paid to provide these services. The foregoing circumstances triggered our need to perform impairment tests with respect to the carrying value of goodwill and other intangible assets. As a result of these tests, we wrote down a significant portion of our goodwill and other intangible assets primarily related to the non-emergency transportation services operating segment as more fully described below under the heading “Critical accounting policies and estimates—Accounting for business combinations, goodwill and other intangible assets.”

In addition, we have significant contractual obligations, including financial covenant requirements, related to our long-term debt for the fiscal year 2009 and beyond. To address our liquidity concerns related to our ability to meet our financial covenant requirements, we entered into an amendment to our credit and guaranty agreement with CIT Capital Securities LLC, or CIT, on March 11, 2009 to, among other things, change those requirements as more fully described below under the heading entitled “Liquidity and capital resources.” As a result of this amendment, we believe that we will meet all of our financial covenant requirements for 2009 and that we have sufficient resources to fund our normal operations through at least December 31, 2009.

In November 2008, we announced that we were focusing on several strategic options to enhance stockholder value relating to, among other things, growing our core social services business, reducing corporate and client service costs, selling certain of our non-strategic assets and reducing or delevering our debt. Since such time, we have accomplished the following:

•

Growing our core social services business.    We have dramatically increased our client census. December 2008 was the highest of any month in 2008—an increase over September 2008 of approximately 14,000 clients and an increase over December 2007 of 11,000 clients. We have also won several new contract awards. In February 2009, we were awarded a U.S. $16.4 million three-year contract in Canada to operate a work force development program for returning veterans and two new annual contracts in California (aggregating $2.5 million) to operate adult mental health wellness centers.

•

Reducing corporate and client costs.    We have taken several steps to increase our profitability by decreasing our operating expenses. We implemented an across-the-board wage freeze and made reductions in vacation, sick and holiday pay effective as of January 1, 2009; we have implemented health care benefit reductions effective as of July 1, 2009; we have reduced our workforce in Pennsylvania, North Carolina and Canada; and, in selected markets, we have decreased the use of fixed-salaried personnel in favor of hourly employees.

To further reduce costs, we also suspended the executive salary parity recommendations for 2009 that had been provided to the Compensation Committee of our Board of Directors, or Committee, by Mercer (US) Inc., an independent outside compensation consultant engaged by the Committee to provide information and advice related to the compensation of our chief executive officer and other four highest paid executive officers, collectively referred to as our senior executives, for 2008 and 2009. The Mercer recommendations for 2008 and 2009 were developed based on the Committee’s intention of raising the total compensation for each of our senior executives from the 25 th percentile level to the 75th percentile level by 2009 and were based on an executive compensation comparison among similar companies. The amounts fixed by the Committee for our senior executives’ total compensation (which includes salary, potential incentive bonuses under an annual incentive compensation program at their target levels, described below, and annual non-discretionary equity awards, but not potential additional incentive bonus amounts that would be payable under this annual incentive compensation program in the event targeted earnings per share measures are exceeded or any discretionary bonuses or awards that may be granted by the Board from time to time) for 2008 was aligned with the 50th percentile level for total compensation set forth in the Mercer recommendations. The Mercer recommendations with respect to total compensation that were suspended by the Committee with respect to our senior executives for 2009 were targeted at the 75th percentile level, an aggregate difference of approximately $1.9 million over 2008’s 50th percentile level for such compensation.

As part of the total compensation of certain of our senior executives, the Committee established an annual incentive compensation program for 2008 and 2009, or Annual Plan, which provides, among other things, that an incentive cash bonus with a minimum target of 100% of the annual base salary for our chief executive officer and 75% of the annual base salary for three of our other senior executives, if earned, may be paid annually to these officers. Of that potential cash incentive bonus, 20% is based on individual performance and 80% is based on our achievement of earnings per share, or EPS, measures established by the Committee. In addition to suspending for 2009 the increase (from the 50th percentile level to the 75th percentile level) in the total compensation for our senior executives, referred to above, the Committee has also eliminated in its entirety the EPS related portion of the potential incentive bonus under the Annual Plan for 2009, thus reducing the aggregate total compensation for our senior executives for 2009 below 2008’s 50th percentile level by an additional $1.0 million.

•

Selling non-strategic assets.    In November 2008, we retained UBS Investment Bank, or UBS, to serve as our financial advisor in connection with the potential sale of our non-emergency transportation services operations, which are conducted through our subsidiary, Charter LCI Corporation, and its associated operating subsidiaries, collectively referred to as LogistiCare. Since then, we have received indications of value with respect to the potential sale of LogistiCare from various prospects. There is no assurance, however, that we will ultimately accept any of the offers we have received or successfully complete the sale of LogistiCare or any other of our non-strategic assets.

•

Reducing or delevering our debt.    If and when we complete the sale of our non-strategic assets (although there is no assurance that we will), we will use the proceeds therefrom to pay down a substantial portion of our senior debt. To address our liquidity concerns with respect to this debt, however, we entered into the March 2009 amendment to our credit agreement with CIT, discussed above, changing certain of our financial covenant requirements with respect to such debt to a level where we met our covenant requirements for the fourth quarter of 2008 and believe we will continue to meet our covenant requirements through at least December 31, 2009.

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

As of December 31, 2008, we provided social services directly and through the entities we manage to over 87,000 clients, and had 6.3 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from 438 locations in 43 states, the District of Columbia and British Columbia.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility with CIT, which provides funding for general corporate purposes and acquisitions.

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

Acquisitions

Since December 31, 2007, we completed the following acquisitions:

On September 30, 2008, we acquired substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc., or CCC. CCC is a Florida not-for-profit tax exempt corporation with operations in Florida, Illinois, Indiana, Ohio and Texas that provides home and community based services and foster care services. The purchase price of approximately $5.4 million consisted of cash in the amount of approximately $573,000 with the remaining $4.8 million credited against the purchase price for all of CCC’s indebtedness to us for management services rendered by us to CCC under several management services agreements.

Historically, we provided various management services to CCC for a fee under separate management services agreements for each state in which CCC operated. In connection with our acquisition of the assets of CCC’s Illinois and Indiana operations, we consolidated our remaining management services agreements with CCC (i.e., Florida, Ohio and Texas) into one administrative service agreement under which we will provide a more narrow range of services to CCC as compared to the services historically provided by us. We believe this acquisition expands our home and community based services and foster care services into Illinois and further expands our presence in Indiana. The cash portion of the purchase price was funded by our cash generated from operations.

Effective September 30, 2008, we acquired all of the equity interest in AmericanWork, Inc., or AW, a community based mental health provider operating in 23 Georgia locations. AW provides, among other things, independent living services and training in support of individuals with mental illness, outpatient individual and group behavioral health services, and community based vocational and peer supported vocational and employment services. The total purchase price consisted of cash in the amount of approximately $3.5 million, with approximately $3.0 million paid by us at closing on October 14, 2008 and the balance held by us for one year to secure potential indemnity obligations. We believe this acquisition enhances our community based social services offering, expands our presence in Georgia, and further positions us for growth. The purchase price was funded by cash generated from our operations.

We continue to selectively identify and pursue attractive acquisition opportunities. There are no assurances, however, that we will complete acquisitions in the future or that any completed acquisitions will prove profitable for us.

How we earn our revenue

We operate in two segments: Social Services and Non-Emergency Transportation Services, or NET Services.

Social Services

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries, HMO’s, commercial insurers, and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide social services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. These revenues are presented in our consolidated statements of income as either revenue from home and community based services or foster care services.

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

NET Services

Where we provide management services for non-emergency transportation, we contract with either state government and regional Medicaid agencies, local governments, or private managed care companies. Most of our contracts for non-emergency transportation management services are capitated (where we are paid on a per member per month basis for each eligible member). We do not direct bill for services under our capitated contracts as our revenue is based on covered lives. Our special needs school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis. These revenues are presented in our consolidated statements of operations as non-emergency transportation services revenue.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require our most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for certain reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation, derivative instruments and hedging activities and income taxes. We have reviewed our critical accounting estimates with our board of directors, audit committee and disclosure committee.

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

Social Services segment

Fee-for-service contracts.    Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 67.8% and 70.4% of our Social Services operating segment revenue for the years ended December 31, 2007 and 2008, respectively.

Cost based service contracts.    Revenues from our cost based service contracts are recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited by our payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts, which historically have not been material, are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 17.8% and 16.4% of our Social Services operating segment revenue for the years ended December 31, 2007 and 2008, respectively.

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

For revenue recognition purposes, our service encounter value (which represents the value of actual services rendered) must equal or exceed 90% of the revenue recognized under our annual block purchase contract. The remaining 10% of revenue recognized in each reporting period represents payment for network overhead administrative costs incurred in order to fulfill our obligations under the contract. Administrative costs include, but are not limited to, intake services, clinical liaison oversight for each behavioral health recipient, cultural liaisons, financial assessments and screening, data processing and information systems, staff training, quality and utilization management functions, coordination of care and subcontract administration.

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

If our service encounter value exceeds 90% of the contract amount, we recognize revenue in excess of the annual funding allocation amount if collection is reasonably assured. We evaluate factors regarding payment probability related to the determination of whether any such additional revenue over the contractual amount is considered to be reasonably assured. For 2008, we did not recognize revenue in excess of the contract amount.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations. Our revenues under the annual block purchase contract for the years ended December 31, 2007 and 2008 represented 6.7% of our Social Services operating segment revenues.

Management agreements.    We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 7.5% and 6.5% of our Social Services operating segment revenue for the years ended December 31, 2007 and 2008, respectively.

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

In addition, as part of our reinsurance programs, we reinsure a substantial portion of the general and professional liability and workers’ compensation cost of certain designated entities we manage through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. Further, we offered health insurance coverage to employees of certain entities we manage under our self-funded health insurance program through June 2006. In exchange for this liability coverage we received a reimbursement equal to the pro-rata share of the participating managed entities’ costs related to our reinsurance and self-funded health insurance programs. We recorded amounts received from these managed entities as management fees revenue. Revenues related to these arrangements for the years ended December 31, 2007 and 2008 represented less than 1.0 % of our social services revenue.

The costs associated with generating our management fee revenue are accounted for in client service expense and in general and administrative expense in our consolidated statements of income.

NET Services segment

Capitation contracts.    Approximately 87.6% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with our payers result from per-member monthly fees based on the number of participants in our payer’s program. Aggregate revenue from our top five payers from December 8, 2007 to December 31, 2007 and 2008 represented approximately 52% and 53%, respectively, of our NET Services operating segment revenue for such period.

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

We record all accounts receivable amounts at their contracted amount, less an allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk that an account will not be collected. We regularly evaluate our accounts receivable, especially receivables that are past due, and reassess our allowance for doubtful accounts based on specific client collection issues. We pay particular attention to amounts outstanding for 365 days and longer. Any account receivable older than 365 days is deemed uncollectible and written off or fully reserved unless we have specific information from the payer that payment for those amounts is forthcoming or other evidence which we believe supports the collection of amounts older than 365 days. In circumstances where we are aware of a specific payer’s inability to meet its financial obligation, we record a specific addition to our allowance for doubtful accounts to reduce the net recognized receivable to the amount we reasonably expect to collect.

Under certain of our contracts, billings do not coincide with revenue recognized on the contract due to payer administrative issues. These unbilled accounts receivable represent revenue recorded for which no amount has been invoiced and for which we expect an invoice will not be provided to the payer within the normal billing cycle. All unbilled amounts are expected to be billed within one year.

Our write-off experience for the year ended December 31, 2006 was less than 1.0% of revenue, and for the years ended December 31, 2007 and 2008 was approximately 2.0% and 1.0% of revenue, respectively. Our write-off experience increased from 2006 to 2007 due to the write-off in 2007 of approximately $4.0 million of revenue recognized in the amount of approximately $2.0 million in each of 2005 and 2006 under our annual block purchase contract with CPSA in excess of the annual funding allocation amount.

Accounting for business combinations, goodwill and other intangible assets

When we acquire a business our pricing is typically based upon a multiple of its historical EBITDA and over the years we have been a successful competitor using this basis for determining the value of and price paid for our acquisitions. We believe this pricing method is also used by our competitors to value their business combinations and is typical in the mergers and acquisition market. During the six months ended December 31, 2008, we believe the market for mergers and acquisitions deteriorated such that by the end of 2008, the EBITDA multiples being used to price acquisitions had dropped to approximately half of what they had been for us historically. In addition, during the six months ended December 31, 2008, we had a significant and sustained decline in our market capitalization due to the decrease in the market price of our common stock. We believe this decrease in stock price resulted primarily from our lower than anticipated financial results during such period. These financial results were caused by significant changes in the climate of our business, the uncertainty in the state governmental payer environment, the impact of related budgetary decisions, and by the sharp down turn in the United States economy generally. The $169.9 million non-cash asset impairment charge recorded by us for the year ended December 31, 2008, all of which was recorded during the six months ended December 31, 2008, reflects the magnitude of both the decline in our market capitalization and the deterioration of the mergers and acquisitions market (including peer group guideline company multiples of EBITDA) during that six-month period, all as explained further below.

The book value of a social services company is typically very low because it generally has few tangible assets. When we consummate an acquisition, most of the purchase price is allocated to intangible assets, including goodwill, of the reporting unit acquired. The value of the intangible asset portion of the purchase price is then further allocated as follows: first we separately value all separately identifiable acquired intangible assets apart from goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations”, or SFAS 141, and then any excess value remaining after subtracting the aggregate value of such identifiable intangible assets is allocated to the reporting unit’s goodwill.

Each year, in connection with our year-end asset impairment test, we reconcile the aggregate fair value of our reporting units to our market capitalization including a reasonable control premium. As part of this annual impairment test, we also compare the fair value of each reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, there is an indication of impairment. If an indication of impairment is identified, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination under SFAS 141, as explained above.

Similarly conducted interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) a significant adverse change in legal factors or in the climate of our business, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

At September 30, 2008, we determined that the decline in our market capitalization and significant change in our business climate (each discussed in the first paragraph of this section) during the three months ended September 30, 2008 were impairment indicators under SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, and that an interim goodwill impairment test was required as of such date. In determining whether we had goodwill impairment at September 30, 2008, we reduced the total aggregate carrying value of our reporting units to reconcile it to our substantially decreased market capitalization plus a reasonable control premium as of September 30, 2008. We estimated the current fair value of each individual reporting unit with a goodwill balance as of September 30, 2008 using a market-based valuation approach. The results of our interim goodwill impairment test indicated that goodwill related to our December 2007 acquisition of LogistiCare, which comprises our NET Services operating segment and reporting unit, and earlier acquisitions assigned to our Social Services operating segment was impaired. As a result, we recorded an estimated non-cash goodwill impairment charge of approximately $96.0 million related to our NET Services reporting unit and $34.0 million related to our Social Services operating segment.

As our stock price continued to significantly decline due to the reasons outlined above during the three months ended December 31, 2008, we further reduced the aggregate carrying value of our reporting units in connection with our annual asset impairment analysis to reconcile it to our reduced market capitalization as of December 31, 2008. In subsequently determining whether or not we had goodwill impairment to report for the three months ended December 31, 2008, we considered both a market-based valuation approach and an income-based valuation approach when estimating the fair values of our reporting units with goodwill balances as of such date. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate period and then discounting the cash flows to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates.

In arriving at the fair value of the reporting units in our Social Services operating segment, greater weight was attributed to the market approach due to the continuing market deterioration reflected in current market comparables. For these reporting units, we weighted the market-based valuation results at 75% and the income-based valuation results at 25%. In arriving at the fair value for our NET Services operating segment, we used the indications of value received by us from potential acquirers of this segment as they represent prices that market participants are willing to offer for this reporting unit under current market conditions. Our annual goodwill impairment analysis resulted in an additional non-cash asset impairment charge for the three months ended December 31, 2008 of approximately $26.7 million (net of a $7.7 million adjustment to the estimated interim period goodwill impairment charge recognized at September 30, 2008 as a result of our completing the interim goodwill impairment test in the fourth quarter of 2008) related to goodwill in our Social Services operating segment.

As a result of both our interim and annual impairment tests, we recorded a total goodwill impairment charge for the year ended December 31, 2008 of $156.7 million, which is included in “Asset impairment charges” in the accompanying consolidated statements of operations. Of this non-cash impairment charge, approximately $60.7 million was related to our Social Service operating segment and approximately $96.0 million was related to our NET Services operating segment.

In connection with our acquisitions, we also allocate a portion of the purchase consideration to management contracts, customer relationships, restrictive covenants, software licenses and developed technology based on the direct or indirect contribution to future cash flows on a discounted cash flow basis expected from these intangible assets over their respective useful lives.

We assess whether any relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes and determine an appropriate useful life for acquired customer relationships based on the expected period of time we will provide services to the payer. While we use discounted cash flows to value intangible assets, we have elected to use the straight-line method of amortization to determine amortization expense. If applicable, we assess the recoverability of the unamortized balance of our long-lived assets based on undiscounted expected future cash flows. If this analysis indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any long-lived asset is recognized as an impairment loss.

In connection with our interim asset impairment analysis conducted as of September 30, 2008, we determined that, for the same reasons noted above related to our goodwill impairment analysis as of such date, the value of the customer relationships acquired in connection with our acquisition of LogistiCare was impaired as of September 30, 2008. Consequently, in addition to the interim goodwill impairment charge noted above, we recorded an $11.0 million non-cash interim asset impairment charge for the three months ended September 30, 2008 to reflect the excess of the carrying value of customer relationships acquired in connection with our acquisition of LogistiCare over the estimated fair value of such relationships. We estimated the fair values of these intangible assets on a projected discounted cash flow basis.

In connection with our annual asset impairment analysis conducted as of December 31, 2008, we determined that the same factors that required us to conduct goodwill impairment tests with respect to our reporting units as of December 31, 2008 also required us to conduct impairment tests with respect to the other intangible assets in these reporting units. In conducting such tests, we compared the undiscounted cash flow associated with each such intangible asset over its remaining life to the carrying value of such asset. If there was an indication of impairment, a discounted cash flow analysis was performed to determine the fair value of the intangible asset as of December 31, 2008, which was then compared to its carrying value. We determined, as a result of such comparisons, that there were additional asset impairment losses as of December 31, 2008 in our Social Services operating segment related to these other intangible assets, and, accordingly, we recorded an additional impairment charge of $2.2 million for the three months ended December 31, 2008 related to these other intangible assets.

As a result of both our interim and annual impairment tests, we recorded a total asset impairment charge related to other intangible assets for the year ended December 31, 2008 of $13.2 million, which is included in “Asset impairment charges” in the accompanying consolidated statements of operations. This non-cash impairment charge includes the $11.0 million recorded with respect to our NET Services operating segment as of September 30, 2008 and the $2.2 million recorded with respect to our Social Services operating segment as of December 31, 2008.

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

Loss reserves for certain reinsurance and self-funded insurance programs

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs though our wholly-owned subsidiary SPCIC. SPCIC is a licensed captive insurance company domiciled in the State of Arizona. SPCIC maintains reserves for obligations related to our reinsurance programs for our general and professional liability and workers’ compensation coverage.

As of December 31, 2007 and 2008, we had reserves of approximately $2.4 million and $3.4 million, respectively, for the general and professional liability and workers’ compensation programs.

In addition, Provado Insurance Services, Inc., or Provado, a wholly-owned subsidiary of LogistiCare, is a licensed captive insurance company domiciled in the State of South Carolina. Provado provides reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within our NET Services operating segment.

Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2007 and 2008, Provado had reserves of approximately $3.5 million and $5.0 million, respectively.

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

We also maintain a self-funded health insurance program provided to our employees. With respect to this program, we consider historical and projected medical utilization data when estimating our health insurance program liability and related expense. As of December 31, 2007 and 2008, we had approximately $1.4 million and $1.5 million, respectively, in reserve for our self-funded health insurance programs.

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

Stock-based compensation

We follow the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, which requires companies to measure and recognize compensation expense for all share based payments at fair value. With respect to stock option awards, the fair value is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods. The Black-Scholes-Merton option-pricing formula requires us to make assumptions for the expected dividend yield, stock price volatility, life of options and risk-free interest rate. We adopted the requirements of SFAS 123R using the modified prospective transition method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

We use the short-cut method described in FASB Staff Position No. FAS 123(R)-3—“Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” in accordance with the effective date and transition provisions thereof related to our calculation of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R, or APIC pool. SFAS 123R requires an entity to include the net excess tax benefits that would have qualified as such had the entity adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation”, for recognition purposes. There was no effect on our financial results for 2008 or 2007 related to the application of the short-cut method to determine our APIC pool balance.

Under SFAS 123R, the benefits of tax deductions in excess of the estimated tax benefit of compensation costs recognized in the income statement for those options are classified as financing cash flows. For the years ended December 31, 2006 and 2007, the amount of excess tax benefits resulting from the exercise of stock options was approximately $1.9 million and $680,000, respectively. For the year ended December 31, 2008, we had a net tax shortfall resulting from the exercise of stock options of approximately $1.3 million (net of approximately $185,000 in excess tax benefits resulting from the exercise of stock options). The excess tax benefit amounts for the years ended December 31, 2006, 2007 and 2008 are reflected as cash flows from financing activities in our consolidated statements of cash flows.

Our 2006 Long-Term Incentive Plan, as amended, or 2006 Plan, allows us the flexibility to issue up to 1,800,000 shares of our common stock pursuant to awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to our success and to encourage such persons to take into account our long-term interests and the interests of our stockholders through ownership of our common stock or securities with value tied to our common stock.

On December 30, 2008, the Committee approved, effective as of that date, the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock previously awarded to eligible employees, directors and consultants, including those previously awarded to our executive officers and non-employee directors, under our 2006 Plan. All other terms of the stock options and restricted stock previously awarded remained the same and no options were repriced. In connection with the approval of the acceleration of these unvested stock options and restricted stock awards, the Committee considered, among other things, the anticipated boost to employee morale expected to result from such action. The Committee also noted that such acceleration would eliminate the Company’s recognition of any stock compensation expense with respect to these options and awards in future fiscal years. As a result of the vesting acceleration, we estimate that we will avoid recognizing a stock-based compensation expense of approximately $3.1 million in 2009, $2.0 million in 2010 and $695,000 in 2011.

Foreign currency translation

The financial position and results of operations of our foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of this subsidiary are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Presently, it is our intention to indefinitely reinvest the undistributed earnings of our foreign subsidiary in foreign operations. Therefore, we are not providing for U.S. or additional foreign withholding taxes on our foreign subsidiary’s undistributed earnings. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings due to the complexities of the Internal Revenue Code of 1986, as amended, or IRC, rules and regulations and the hypothetical nature of the calculations.

Derivative Instruments and Hedging Activities

We hold a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to our floating rate long-term debt. We documented our risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. We have designated the interest rate swap as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. We measure hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized currently in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $1.6 million as of December 31, 2008, which was classified as “Current portion of interest rate swap” and “Other long-term liabilities” in the accompanying consolidated balance sheet.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance which includes amounts for state and federal net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. We recognize interest and penalties related to income taxes as a component of income tax expense.

Results of operations

Segment reporting.    Our operations are organized and reviewed by our chief operating decision maker along our service lines in two reportable segments (i.e., Social Services and NET Services). We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer. The following describes each of our segments.

Social Services

Social Services includes government sponsored social services that we have historically offered. Primary services in this segment include home and community based counseling, foster care and not-for-profit management services. Our operating entities within Social Services provide services to a common customer group, principally individuals and families. All of our operating entities within Social Services follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. We manage our operating activities within Social Services by actual to budget comparisons within each operating entity rather than by comparison between entities.

In 2008, our actual operating contribution margins by operating entity within Social Services range from approximately 2% to 12%. We believe that the long term operating contribution margins of our operating entities that comprise Social Services will approximate between 10% and 15% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including recent acquisitions. We also believe that our targeted contribution margin of approximately 15% is allowable by our state and local governmental payers over the long term.

Our chief operating decision maker regularly reviews financial and non-financial information for each individual entity within Social Services. While financial performance in comparison to budget is evaluated on an entity-by-entity basis, our operating entities comprising Social Services are aggregated into one reporting segment for financial reporting purposes because we believe that the operating entities exhibit similar long term financial performance. In addition, our revenues, costs and contribution margins are not significantly affected by allocating more or less resources to individual operating entities within Social Services because the economic characteristics of our business are substantially dependent upon individualized market demographics which affect the amount and type of services in demand as well as our cost structure (e.g., payroll) and contract rates with payers. In conjunction with the financial performance trends, we believe the similar qualitative characteristics of the operating entities we aggregate within Social Services and budgetary constraints of our payers in each market provide a foundation to conclude that the entities that we aggregate within Social Services have similar economic characteristics. Thus, we believe the economic characteristics of our operating entities within Social Services meet the criteria for aggregation into a single reporting segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2006	2007	2008
Revenues:
Home and community based services	79.3%	76.0%	37.3%
Foster care services	11.4	9.0	4.7
Management fees	9.3	7.0	2.9
Non-emergency transportation services	—	8.0	55.1

Total revenues	100.0	100.0	100.0

Operating expenses:
Client service expense	77.9	71.5	36.7
Cost of non-emergency transportation services	—	6.9	51.5
General and administrative expense	12.2	10.8	7.0
Asset impairment charge	—	—	24.6
Depreciation and amortization	1.8	1.8	1.8

Total operating expenses	91.9	91.0	121.6

Operating income (loss)	8.1	9.0	(21.6)

Non-operating expense (income):
Interest expense (income), net	(0.3)	0.6	2.7

Income (loss) before income taxes	8.4	8.4	(24.3)
Provision (benefit) for income taxes	3.5	3.4	(1.8)

Net income (loss)	4.9%	5.0%	(22.5)%

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues

	Year Ended December 31,		Percent change
	2007	2008
Home and community based services	$216,582,678	$258,003,077	19.1%
Foster care services	25,648,163	32,343,247	26.1%
Management fees	20,069,069	20,217,211	0.7%
Non-emergency transportation services	22,866,709	381,106,735	1566.6%

Total revenues	$285,166,619	$691,670,270	142.5%

Home and community based services.    The acquisition of AW in September 2008 added approximately $3.2 million to home and community based services revenue for 2008 as compared to 2007. In addition, the acquisition of WCG International Ltd., or WCG, in August 2007, and Family & Children’s Services, Inc., or FCS, in October 2007, added, on an aggregate basis, approximately $17.8 million to home and community based services revenue for 2008 as compared to 2007.

Excluding the business acquisitions noted above our home and community based services provided additional revenue of approximately $20.4 million for 2008 as compared to 2007. This increase was primarily due to the net effect of client volume increases in new and existing locations, rate increases for services provided, reductions in funding from North Carolina and Indiana, and implementation of managed care initiatives in Pennsylvania.

Foster care services.    The acquisition of CCC in September 2008 added approximately $2.8 million to foster care services revenue for 2008 as compared to 2007. The operations of Maple Star Oregon, or MSO, that we consolidated effective May 1, 2007 contributed approximately $4.2 million of foster care services revenue for 2008 compared to approximately $2.2 million for 2007. Our cross-selling and recruiting efforts, offset by state budget constraints and state foster care program restructuring, resulted in an increase in foster care services revenue of approximately $1.9 million for 2008 as compared to 2007. We are increasing our efforts to recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees.    Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) increased to $242.9 million for 2008 as compared to $225.0 million for 2007. The net increase of approximately $148,000 in management fees from 2008 and 2007 was primarily attributable to the effect of business growth of the not-for-profit entities we managed and offset by decreases in fees earned due to the acquisition and consolidation of CCC in September 2008.

During 2008, British Columbia took steps to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs resulting in an approximate CAD $3.0 million dispute and also provided notice of termination of one of its six provincial contracts with WCG. We are disputing these actions in accordance with the contractually mandated arbitration provision.

Non-emergency transportation services.    We generated all of our non-emergency transportation services revenue for 2007 and 2008 through our NET Services operating segment as a result of the acquisition of LogistiCare, in December 2007. A significant portion of this revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations in demand for our non-emergency transportation services and, as a result, such expenses fluctuate on a quarterly basis. We expect our operating results will fluctuate in relation to seasonal demand for our non-emergency transportation services.

Budgetary issues of certain state government agencies that fund our non-emergency transportation services have resulted in delays in some contract implementations and awards to provide non-emergency transportation services. In addition, as the economy has worsened, our NET Services operating segment has experienced a higher level of utilization which has resulted in higher costs to deliver transportation services. Higher fuel prices during the summer of 2008 also contributed to higher costs to deliver transportation services. Without offsetting rate increases from our payers these higher costs have resulted in lower operating margins. While these negative trends provide a basis from which we can renegotiate rates with our payers for our services, these negotiations are uncertain, often protracted and can extend over quarters and often fiscal year ends. As a result, and due to the lack of visibility in state budgets, there may not be opportunities to mitigate the effects of these trends on the operating results of our NET Services operating segment until such time that rate increases are enacted.

Operating expenses

Client service expense.    Client service expense included the following for the years ended December 31, 2007 and 2008:

	Year Ended December 31,		Percent change
	2007	2008
Payroll and related costs	$148,566,409	$177,430,175	19.4%
Purchased services	25,958,751	35,636,575	37.3%
Other operating expenses	28,781,260	37,776,122	31.3%
Stock-based compensation	714,287	2,809,251	293.3%

Total client service expense	$204,020,707	$253,652,123	24.3%

Payroll and related costs.    Our payroll and related costs increased for 2008 as compared to 2007, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 300 new employees in connection with the acquisition of CCC and AW, which resulted in an increase in payroll and related costs of approximately $2.5 million in the aggregate for 2008 as compared to 2007. Further, we added over 100 new employees in connection with the acquisition of WCG and FCS, and the consolidation of MSO in May 2007, which resulted in an increase in payroll and related costs of approximately $9.0 million in the aggregate for 2008 as compared to 2007. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 56.6% for 2007 to 57.1% for 2008 due to the increase in the number of employees.

Purchased services.    Since acquiring WCG in August 2007, we subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of placing clients in the workforce. For 2008, these services added approximately $6.7 million to purchased services as compared to 2007. Additionally, increases in foster parent payments accounted for an increase in purchased services for 2008 as compared to 2007 of approximately $3.1 million. Increases in foster parent payments are primarily attributable to the acquisition of CCC in September 2008 and the consolidation of MSO in May 2007. As a percentage of revenue, excluding NET Services revenue, purchased services increased from 9.9% for 2007 to 11.5% for 2008 primarily due to higher purchased services costs related to the operations of WCG and an increase in foster parent payments.

Other operating expenses.    The acquisition of CCC and AW in 2008 and WCG and FCS in 2007, and the consolidation of MSO in May 2007 added approximately $4.5 million to other operating expenses for 2008 as compared to 2007. In addition, increased client mileage and client transportation expense of approximately $1.6 million (due to the addition of new school-based programs and higher fuel costs during the summer season), and increased bad debt expense of $3.3 million also contributed to the increase in other operating expenses as compared to 2007. In certain of our Social Services markets we have experienced collection issues related to delayed payments that have resulted from payer budget issues. Many of our troubled accounts receivable aged beyond 365 days during 2008 or were determined to be uncollectible. As a result, and in keeping with our allowance for doubtful accounts policy of reserving all amounts older than 365 days unless we have specific information from the payer that payment for those amounts is forthcoming or other evidence which we believe supports the collection of amounts older than 365 days, we reserved these amounts as uncollectible as of December 31, 2008, which accounted for the increase in bad debt expense for 2008 as compared to 2007. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 11.0% for 2007 to 12.2% for 2008 primarily due to the addition of new locations resulting from our organic growth, increased bad debt expense and higher costs related to the operations of CCC, AW, WCG and FCS.

Stock-based compensation.    Stock-based compensation of approximately $2.8 million for 2008 represents the amortization of the fair value of stock options and stock grants awarded to executive officers and employees under our 2006 Plan. In addition, the Committee approved the acceleration of vesting of all outstanding unvested stock options and restricted stock awards as of December 30, 2008. Of the total stock-based compensation expense of approximately $5.8 million related to the accelerated vesting, approximately $1.9 million was expensed as part of client service expense. Of this amount approximately $721,000 was attributable to stock-based compensation awards to certain of our executive officers.

Cost of non-emergency transportation services.

	Year Ended December 31,
	2007	2008
Payroll and related costs	$2,292,307	$41,339,259
Purchased services	16,001,192	296,778,499
Other operating expenses	1,276,241	18,153,586

Total client service expense	$19,569,740	$356,271,344

With the acquisition of LogistiCare in December 2007, we added over 1,000 new employees which resulted in payroll and related costs related to our NET Services operating segment of approximately $41.3 million for 2008. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For 2008, purchased transportation costs amounted to approximately $296.8 million, or 77.9% of the total NET Services operating segment revenue. In addition, other operating expenses of our NET Services operating segment were approximately $18.2 million for 2008. As a percentage of NET Services revenue, the cost of non-emergency transportation services increased from 85.6% for 2007 to 93.5% for 2008. The cost of non-emergency transportation services as a percentage of NET Services revenue for 2007 reflects the impact of seasonally low costs to provide non-emergency transportation services during the holiday season relative to the revenue contribution as compared to a full year of costs for 2008 relative to revenue contribution, which accounts for most of the increase in the cost of non-emergency transportation services as a percentage of NET Services revenue from 2007 to 2008. In addition, as the economy worsened in 2008, our NET Services operating segment experienced a higher level of utilization which resulted in higher costs to deliver transportation services. Additionally, higher fuel prices during the 2008 summer season also contributed to higher costs to deliver transportation services. Without offsetting rate increases from our payers these higher costs represented a larger percentage of NET Services revenue for 2008 as compared to historical periods.

General and administrative expense.

Year Ended December 31,		Percent change
2007	2008
$30,874,910	$48,411,826	56.8%

The addition of corporate staff to adequately support our growth, increased costs to provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $3.2 million of corporate administrative expenses for 2008 as compared to 2007. Stock-based compensation increased approximately $4.3 million from 2007, which represents the amortization of the fair value of stock options and stock grants awarded to executive officers and employees under our 2006 Plan. Stock-based compensation expense related to the accelerated vesting discussed above accounted for approximately $3.9 million of the increase from 2007. Of this amount, approximately $3.1 million was attributable to stock-based compensation awards to our executive officers and non-employee members of our board of directors.

Also contributing to the increase in corporate administrative expenses were legal expense, bank service charges, insurance related expenses, professional fees, and accounting fees related to LogistiCare amounting to approximately $2.9 million. In addition, as a result of our growth during 2008, rent and facilities costs increased $6.8 million for 2008 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 10.8% for 2007 to 7.0% for 2008 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution.

Asset impairment charge

During 2008, we experienced a significant and sustained decline in market capitalization due to the decrease in the market price of our common stock resulting, we believe, primarily from lower than anticipated financial results during such period caused by significant changes in the climate of our business, including the uncertainty in the state payer environment and the impact of related budgetary decisions, as well as by the sharp down turn in the United States economy generally. We determined that these factors indicated an impairment loss related to goodwill as of September 30, 2008. As a result, we initiated an interim impairment analysis of the fair value of goodwill and determined that, based on this analysis, goodwill was impaired as of September 30, 2008. Accordingly, we recorded a non-cash asset impairment charge. In addition to the goodwill impairment charge for the three months ended September 30, 2008, we recorded a non-cash asset impairment charge to reduce the carrying value of customer relationships based on their estimated fair values for the same period.

We performed our annual test of impairment of goodwill and an impairment analysis of other intangible assets as of December 31, 2008, based on the same triggering events that gave rise to our interim test for impairment of goodwill and determined that an additional goodwill impairment charge of approximately $26.7 million and an intangible impairment charge of approximately $2.2 million were necessary for 2008. As a result of both our interim and annual impairment tests, we recorded a total asset impairment charge related to goodwill and other intangible assets for the year ended December 31, 2008 of $169.9 million. A more detailed discussion of these impairment charges is set forth above under the heading “Critical accounting policies and estimates” above.

Depreciation and amortization.

Year Ended December 31,		Percent change
2007	2008
$4,989,095	$12,721,494	155.0%

The increase in depreciation and amortization from period to period primarily resulted from the depreciation of property and equipment and amortization of customer relationships and developed technology related to the acquisition of WCG, FCS and LogistiCare in 2007 and CCC and AW in 2008. As a percentage of revenues, depreciation and amortization was approximately 1.8% for 2007 and 2008.

Non-operating (income) expense

Interest expense.    Due to our acquisition of LogistiCare in December 2007, our current and long-term debt obligations were approximately $245.4 million and $237.8 million as of December 31, 2007 and 2008, respectively. Since we acquired LogistiCare in December 2007, we recorded interest expense related to our increased long-term debt for less than one month for 2007 as compared to a full twelve months for 2008. As a result, interest expense (including the amortization of deferred financing costs) for 2008 was higher than in 2007 due to a higher level of debt during 2008 as compared to 2007.

Interest income.    Interest income for 2008 and 2007 was approximately $979,000 and $1.5 million, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 7.3% for 2008 as compared to approximately 40.3% for 2007. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes. For 2008, approximately $133.2 million of the total goodwill impairment charge of approximately $156.7 million is not deductible for income tax purposes as the goodwill is related to our acquisition of the equity interest in several businesses. As a result, our effective income tax rate for 2008 decreased. At December 31, 2008, we had future tax benefits of $3.0 million related to $8.8 million of available federal net operating loss carryforwards which expire in years 2011 through 2026 and $34.8 million of state net operating loss carryforwards which expire in 2011 through 2028. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the IRC), our ability to utilize our net operating losses is restricted.

Our valuation allowance includes $9.1 million of state net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

In addition, we recognized certain excess tax benefits in the amount of $680,000 for the year ended December 31, 2007 and a net tax shortfall related to employee stock incentive plans for the year ended December 31, 2008 in the amount of $1.3 million (net of approximately $185,000 in excess tax benefits).

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

Excluding the acquisition of Raystown, WCG, FCS, and the acquisitions completed in 2006, our home and community based services provided additional revenue of approximately $33.2 million for 2007, as compared to 2006 due to client volume increases in new and existing locations, and moderate rate increases for services we provide. Historically, increases in rates for services we provide are based on the cost of living index.

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

Operating expenses

Client service expense and cost of non-emergency transportation services.    Client service expense and cost of non-emergency transportation services included the following for the years ended December 31, 2006 and 2007:

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

Stock-based compensation.    Stock-based compensation of approximately $714,000 for 2007 represents the amortization of the fair value of stock options and stock grants awarded to executive officers, directors and employees in 2006 and 2007 under our 2006 Plan. For 2006, a minimal amount of stock-based compensation expense was recognized as we were beginning to grant awards under the 2006 Plan which was approved by our stockholders in May 2006. All equity awards outstanding prior to 2006 were fully vested.

General and administrative expense.

Year Ended December 31,		Percent change
2006	2007
$23,436,425	$30,874,910	31.7%

The addition of corporate staff to adequately support our growth and provide services under our management agreements and higher rates of pay for employees accounted for an increase of approximately $2.2 million of corporate administrative expenses for 2007 as compared to 2006. Also contributing to the increase in general and administrative expense were stock-based compensation, expenses related to bidding on new contracts and accounting related expense. Partially offsetting the increase in general and administrative expense were adjustments to our employee medical and dental benefits to recognize the excess medical claims paid by us over the medical insurance liability contractual cap for the medical plan year ended June 30, 2007, and to our workers’ compensation and general and professional liability to reduce our liability accrual based on updated actuarial estimates. In addition, as a result of our growth during 2007, rent and facilities costs increased $3.2 million for 2007 mostly due to our acquisition activities. As a percentage of revenue, general and administrative expense decreased from 12.2% to 10.8% from 2006 to 2007 due to our revenue growth rate.

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

Non-operating (income) expense

Interest expense.    Due to the level of our acquisition activity we have engaged in during 2007, our long-term debt obligations increased to approximately $245 million. As a result, interest expense for 2007 was higher than in 2006 due to a higher level of debt during 2007 as compared to 2006.

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

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2008. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

	Quarter ended
	March 31, 2007		June 30, 2007	September 30, 2007		December 31, 2007
Revenues	$60,455,681		$62,311,098	$63,734,517	(2)	$98,665,323	(2)(3)
Operating income	5,326,339		6,031,455	5,450,605		8,903,768	(3)
Net income	3,318,861		3,576,510	3,198,282		4,295,021	(4)
Earnings (loss) per share:
Basic	$0.28		$0.31	$0.27		$0.35
Diluted	$0.28		$0.30	$0.27		$0.35
Managed entity revenue(1)	$53,320,378		$57,354,196	$54,423,023		$59,920,258
Management fees	$4,784,462		$4,993,464	$4,951,094		$5,340,049

	Quarter ended
	March 31, 2008		June 30, 2008	September 30, 2008		December 31, 2008
Revenues	$173,664,458	(5)	$173,025,361	$166,997,038	(6)	$177,983,413	(8)
Operating income (loss)	10,947,477	(5)	10,128,512	(138,073,059	)(7)	(32,319,618	)(7)
Net income (loss)	3,704,118		3,437,993	(140,794,194	)(7)	(21,952,590	)(7)
Earnings (loss) per share:
Basic	$0.30		$0.27	$(11.17)		$(1.74)
Diluted	$0.29		$0.27	$(11.17)		$(1.74)
Managed entity revenue(1)	$61,462,139		$62,783,489	$61,604,956		$57,004,142
Management fees	$5,242,427		$5,425,539	$5,537,021		$4,012,224	(9)

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue. As a result of our acquisition of substantially all of the assets in Illinois and Indiana of CCC on September 30, 2008, we began consolidating the financial results of these operations on October 1, 2008, which accounts for a decrease of approximately $2.9 million in managed entity revenue for the three months ended December 31, 2008 as compared to the three months ended September 30, 2008.
(2)	The acquisition of WCG in August 2007 added approximately $4.7 million and $8.6 million to home and community based services revenue for the three months ended September 30 and December 31, 2007, respectively. In addition, MSO, a not-for-profit organization managed by us which we began consolidating for financial reporting purposes on May 1, 2007, contributed approximately $854,000 and $857,000 to foster care services revenue for the three months ended September 30 and December 31, 2007, respectively. The increase in home and community based services revenue for the three months ended September 30, 2008 and December 31, 2008 from these business acquisitions was partially offset by a seasonal decline in revenue due to lower client demand for our home and community based services during the summer and holiday seasons.

(3)	The acquisition of FCS in October 2007 added approximately $2.1 million to home and community based services revenue for the three months ended December 31, 2007. Additionally, we acquired LogistiCare in December 2007 and added non-emergency transportation services to our continuum of services. This acquisition added approximately $22.9 million of non-emergency transportation services revenue to our total revenue and approximately $2.3 million of operating income for the three months ended December 31, 2007.
(4)	We incurred additional debt to fund our acquisition of LogistiCare in December 2007 which resulted in increased interest expense and other debt service charges of approximately $1.8 million for the three months ended December 31, 2007.
(5)	Included in total revenue for the three months ended March 31, 2008 was non-emergency transportation services revenue of approximately $95.6 million related to our acquisition of LogistiCare in December 2007, which comprises our NET Services operating segment. In addition, operating income of approximately $5.3 million was attributable to the operations of NET Services. The quarterly period ended March 31, 2008 was the first full quarter in which we consolidated the financial results of LogistiCare.
(6)	Revenues from our home and community based services declined approximately $6 million as compared to the first and second quarters of 2008 due to lower client demand for our home and community based services during the summer season.
(7)	Due to the significant and sustained decline in market capitalization and the uncertainty in the state payer environment as well as the impact of related budgetary decisions on our earnings during the six months ended December 31, 2008, we initiated asset impairment tests and, based on the results, we determined that a portion of our goodwill and other intangible assets were impaired and recorded an asset impairment charge for each of the three month periods ended September 30, 2008 and December 31, 2008 based on a preliminary and subsequent annual asset impairment analysis. For a complete discussion of the asset impairment charges for 2008, see “Accounting for business combinations, goodwill and other intangible assets” under the heading “Critical accounting policies and estimates” above.
(8)	The acquisition of CCC and AW effective September 30, 2008 added, in the aggregate, approximately $6.0 million home and community based services and foster care services revenue for the three months ended December 31, 2008. The increase in home and community based services and foster care services revenues for the three months ended December 31, 2008 from these business acquisitions was partially offset by a seasonal decline in revenue due to lower client demand for our home and community based services during the holiday season.
(9)	The decline in management fees for the three months ended December 31, 2008 as compared to the three months ended September 30, 2008 was primarily due to our acquisition and consolidation of substantially all of the assets in Illinois and Indiana of CCC on September 30, 2008.

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

Sources of cash for 2008 were primarily from operations, cash released from restrictions, cash received from payments of notes receivable and proceeds from common stock issued pursuant to stock option exercises. Our balance of cash and cash equivalents was approximately $29.4 million at December 31, 2008, down from $35.4 million at December 31, 2007. Approximately $2.0 million of cash was held by WCG at December 31, 2008 and is not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $13.0 million and $15.3 million at December 31, 2008 and 2007, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At December 31, 2008 and 2007, our total debt was approximately $237.8 million and $245.4 million, respectively.

Cash flows

Operating activities.    The net loss of approximately $155.6 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation net of excess tax benefit, deferred income taxes, and an asset impairment charge of approximately $183.5 million was partially offset by the growth of our billed and unbilled accounts receivable and management fee receivable of $11.6 million for 2008. The growth of our billed and unbilled accounts receivable during 2008 was mostly due to our year over year revenue growth and delays in payer remittances due to state budget issues.

For 2008, net cash flow from operating activities totaled approximately $12.4 million. Increases in accrued transportation costs resulted in an increase in cash flow from operations of approximately $7.4 million. In addition, increases in other receivables and prepaid expenses and other assets (primarily due to insurance premiums paid related to the activities of our captive insurance subsidiaries as well as estimated tax payments made) resulted in additional cash used in operating activities of $6.2 million. Restricted cash related to the collection activities of the correctional services business acquired in 2006 resulted in additional cash used in operating activities of $214,000. Changes in accounts payable, accrued expenses, deferred revenue and other long-term liabilities resulted in cash used in operating activities of $7.5 million, while increases in reinsurance liability reserves related to our reinsurance programs contributed approximately $2.6 million to cash provided by operations.

Investing activities.    Net cash used in investing activities totaled approximately $9.7 million for 2008, and included a decrease in restricted cash of approximately $2.5 million that primarily related to restricted cash that served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under our general and professional liability reinsurance program being released from restrictions. We collected approximately $2.4 million on outstanding notes receivable during 2008 related to loans issued by us under stock option cancellation and exchange agreements with employees of LogistiCare who held options to purchase shares of Charter LCI Corporation’s common stock as of the acquisition date. Additionally, we collected approximately $843,000 from other notes receivable during 2008. We spent approximately $4.7 million for property and equipment, $418,000 for management agreements and $3.6 million for acquisition costs primarily related to the acquisitions of FCS, WCG, LogistiCare, CCC and AW. We also paid an earn out payment to the sellers of WD Management totaling approximately $6.7 million in May 2008.

Financing activities.    Net cash used in financing activities totaled approximately $8.2 million for 2008. We repaid approximately $8.7 million of long-term debt during this period. Additionally, we received proceeds of approximately $469,000 from the sale of our common stock pursuant to the exercise of stock options for 2008.

Exchange rate change.    The effect of exchange rate changes on our cash flow related to the activities of WCG for 2008 was a decrease to cash of approximately $452,000.

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

The Notes are convertible, under certain circumstances, into common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Notes. In the event of a fundamental change as described in the Indenture, each holder of the notes shall have the right to require us to repurchase the Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares our of capital stock; (ii) a merger or consolidation of our company with or into another entity, merger of another entity into our company, or the sale, transfer or lease of all or substantially all of our assets to another entity (other than to one or more of our wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of our capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of our company and results in a reclassification, conversion or exchange of outstanding shares of our common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted our board of directors, together with any new directors whose election to our board of directors or whose nomination for election by our stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of our board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of our company is approved by our board of directors or our stockholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

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

The Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses. At December 31, 2008, the outstanding principal amount of the loans accrue at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rate applied to our term loan at December 31, 2008 was 5.7%. No amounts were borrowed under the revolving credit facility as of December 31, 2008, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2007, there were seven letters of credit in the amount of $13.1 million and five letters of credit in the amount of approximately $6.8 million as of December 31, 2008 collateralized under the revolving credit facility. At December 31, 2007 and 2008, our available credit under the revolving credit facility was $26.9 million and $33.2 million, respectively.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, we are required to maintain certain financial covenants under the Credit Agreement. Prior to the amendment to the Credit Agreement described below, we anticipated that we would not be in compliance with certain financial covenants as of December 31, 2008. We are also prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, or the Guarantors, other than our insurance subsidiaries and not-for-profit subsidiaries. Our and each Guarantors’ obligations under the Credit Facility are secured by a first priority lien, subject to certain permitted encumbrances, on our assets and the assets of each Guarantor, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries and 65% of the issued and outstanding stock of our first tier foreign subsidiaries. If an event of default occurs, including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or particular covenant defaults, as more fully described in the Credit Agreement, the required lenders may cause CIT to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Credit Agreement, the initiation of any bankruptcy or related proceedings will automatically cause all unpaid principal and any accrued and unpaid interest and all fees and expenses to become due and payable. In addition, it is an event of default under the Credit Agreement if we default on any indebtedness having a principal amount in excess of $5.0 million.

Each extension of credit under the Credit Facility is conditioned upon: (i) the accuracy in all material respects of all representations and warranties in the definitive loan documentation; and (ii) there being no default or event of default at the time of such extension of credit. Under the repayment terms of the Credit Agreement, we are obligated to repay the term loan in quarterly installments on the last day of each calendar quarter so that the following percentages of the term loan borrowed on the closing date are paid as follows: 5% in 2008, 7.5% in 2009, 10% in 2010, 12.5% in 2011, 15% in 2012 and the remaining balance in 2013. With respect to the revolving credit facility, we must repay the outstanding principal balance and any accrued but unpaid interest by December 2012. With respect to required debt repayment, our Credit Agreement with CIT requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as such terms are defined in the Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to 50% of such proceeds. In addition, we may at any time and from time-to-time prepay the Credit Facility without premium or penalty, provided that we may not re-borrow any portion of the term loan repaid.

The credit facility also requires us to prepay the loan in an aggregate amount equal to 100% of the net cash proceeds of any disposition, or, to the extent the applicable net cash proceeds exceed $500,000. Notwithstanding the foregoing, if at the time of the receipt or application of such net cash proceeds no default or event of default has occurred and is continuing and we deliver to the administrative agent a certificate, executed by our chief financial officer, that we intend within three hundred sixty-five days after receipt thereof to use all or part of such net cash proceeds either to purchase assets used in the ordinary course of our business and our subsidiaries or to make capital expenditures, we may use all or part of such net cash proceeds in the manner set forth in such certificate; provided, however, that, (A) any such net cash proceeds not so used within the period set forth in such certificate shall, on the first business day immediately following such period, be applied as a prepayment and (B) any assets so acquired shall be subject to the security interests under the collateral documents in the same priority (subject to permitted liens) as the assets subject to such disposition or involuntary disposition.

We agreed with CIT to subordinate our management fee receivable pursuant to management agreements established with our managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to us are subordinated to the claims of CIT in the event one of these managed entities defaults under its credit facility with CIT Healthcare LLC. As of December 31, 2007 and 2008, approximately $5.7 million and $733,000 of our management fees receivable related to these managed entities was subject to this subordination agreement.

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

On March 11, 2009, we agreed with our creditors to amend certain terms in the Credit Agreement (this amendment referred to as Amendment No. 1 to the Credit Agreement and, together with the Credit Agreement, the Amended Credit Agreement) to, among other things:

•	decrease the revolving credit facility from $40 million to $30 million;

•

increase the interest rate spread on the annual interest rate from LIBOR plus 3.5% to LIBOR plus 6.5% and, with respect to Base Rate Loans (as such term is defined in the Credit Agreement), increase the interest rate spread on the annual interest rate from Base Rate plus 2.5% to Base Rate plus 5.5% effective March 11, 2009; provided the interest rate will be adjusted upwards and we will incur a fee if certain consolidated senior leverage ratios exceed the corresponding ratio ceilings set forth in Amendment No. 1 to the Credit Agreement determined as of September 30, 2009 and December 31, 2009;

•	amend certain financial covenants to change the requirements to a level where we met the requirements for the fourth quarter of 2008 and we believe will meet the requirements for 2009;

•

establish a new financial covenant through December 31, 2009 based upon our operations maintaining a minimum EBITDA level (as such term is defined in Amendment No. 1 to the Credit Agreement) commencing with the three months ending March 31, 2009; and,

•

require us to deliver to the lenders monthly consolidated financial statements and a 13-week rolling cash flow forecast each week from the effective date of Amendment No. 1 to the Credit Agreement to December 31, 2009.

In exchange for the amendments described above, we agreed to pay an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan (as such terms are defined in the Amended Credit Agreement)). In addition, in connection with this transaction, we incurred costs and expenses of approximately $1.5 million, including arrangement, legal, accounting and other related costs.

There can be no assurances that we will be able to maintain compliance with the financial and other covenants in the Amended Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our creditors will grant waivers for our non-compliance. See Item 1A “Risk Factors—Our increased indebtedness may harm our financial condition and results of operations.”

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

Promissory notes.    We have two unsecured, subordinated promissory notes outstanding at December 31, 2008 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010.

Subject to our right to cure and our set off rights, failure to pay any installment of principal or interest when due or the initiation of bankruptcy or related proceedings by us related to the unsecured, subordinated promissory notes issued to the sellers in connection with the acquisitions completed in 2005 and 2007, constitutes an event of default under the promissory note provisions. If a failure to pay any installment of principal or interest when due remains uncured after the time provided by the promissory notes, the unpaid principal and any accrued and unpaid interest may become due immediately. In such event, a cross default could be triggered under the Amended Credit Agreement with CIT. In the case of bankruptcy or related proceedings initiated by us, the unpaid principal and any accrued and unpaid interest becomes due immediately.

Contingent obligations.    On May 14, 2008, we paid to the former members of W.D. Management, L.L.C., or WD Management, approximately $8.9 million under an earn out provision pursuant to a formula specified in the associated purchase agreement that was based upon the financial performance of WD Management for 2007. The contingent consideration was paid in a combination of cash in the amount of approximately $6.7 million and 78,740 shares of our unregistered common stock, the value of which was determined in accordance with the provisions of the purchase agreement. This provision also applied to the earn out for 2006 due in 2007 pursuant to which we paid $7.7 million on May 9, 2007. We recorded the excess of the fair value of the consideration paid over the fair value of net assets as goodwill.

In accordance with an earn out provision in the purchase agreement related to the purchase of WCG, we agreed to make an earn out payment up to approximately CAD $10.8 million (determined as of December 31, 2008) in the first fiscal quarter of 2009 based on the financial performance of WCG during the period from

August 1, 2007 to December 31, 2008. As of December 31, 2008, we have determined that the financial performance of WCG during the earn out period did not meet the requirements of the earn out provision. Accordingly, we believe we are not obligated to make an earn out payment to the sellers.

We agreed to pay an additional amount under an earn out provision contained in the merger agreement related to the purchase of LogistiCare based on certain consolidated financial earnings results of LogistiCare for fiscal years 2007 and 2008. As of December 31, 2008, we have determined that the consolidated financial earnings results of LogistiCare for fiscal years 2007 and 2008 did not meet the requirements of the earn out provisions; accordingly, we believe we have no obligation to make additional payments to the seller under the merger agreement.

On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of December 31, 2008, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of December, 2008, 17 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 2.9% and 7.0% of our revenue for the years ended December 31, 2008 and 2007, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2007 and 2008 totaled $10.2 million and $7.7 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of December 31, 2007, March 31, June 30, September 30, and December 31, 2008:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2007	$1,625,524	$1,652,082	$1,665,500	$3,333,629	$1,888,815
March 31, 2008	$1,611,750	$1,588,266	$1,479,231	$3,621,692	$2,159,389
June 30, 2008	$1,679,994	$1,601,390	$1,609,904	$3,641,565	$2,424,580
September 30, 2008	$1,334,910	$1,073,025	$1,100,535	$2,509,546	$900,808
December 31, 2008	$1,143,736	$1,071,743	$1,003,070	$3,027,380	$1,456,679

Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable.

Our days sales outstanding for our managed entities decreased from 186 days at December 31, 2007 to 139 days at December 31, 2008.

On September 30, 2008, we acquired substantially all of the assets of CCC’s Illinois and Indiana operations. The purchase price of approximately $5.4 million consisted of cash of approximately $573,000 with the remaining $4.8 million credited against the purchase price for all of CCC’s indebtedness to us for management services we rendered to CCC under several management services agreements. Historically, we have provided various management services to CCC for a fee under separate management services agreements for each state in which CCC operated. In connection with our acquisition of the assets of CCC’s Illinois and Indiana operations, we consolidated the remaining management services agreements with CCC (i.e., Florida, Ohio and Texas) into one administrative service agreement under which we will provide a more narrow range of services to CCC as compared to the services historically provided by us.

As a result, management fees receivable from CCC decreased by approximately $4.6 million. Amounts due from CCC were approximately $397,000 at December 31, 2008 and represented approximately 5.2% of our total management fee receivable at December 31, 2008. The remaining $7.3 million balance of our total management fee receivable at December 31, 2008 was due from Intervention Services, Inc., Rio Grande Behavioral Health Services, Inc., or Rio Grande, including certain members of the Rio Grande behavioral health network, The ReDCo Group, Care Development of Maine, FCP, Inc., Family Preservation Community Services, Inc., Maple Star Colorado, Inc., and Alternative Opportunities, Inc..

We have deemed payment of all of the foregoing receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities we manage under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. We also provide reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado Insurance Services, Inc., or Provado. Provado, a wholly-owned subsidiary of LogistiCare, is a licensed captive insurance company domiciled in the State of South Carolina. The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at December 31, 2007 and 2008 were approximately $1.7 million and $1.1 million, respectively. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2008 was approximately $769,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at December 31, 2007 and 2008 was $1.3 million and $1.5 million, respectively, which was ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2008 was approximately $2.6 million.

Our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at December 31, 2008 was approximately $1.4 million. We recorded a corresponding liability at December 31, 2008 which offsets these expected losses.

SPCIC had restricted cash of approximately $8.0 million and $5.0 million at December 31, 2007 and 2008, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage. Provado also reinsures the third party insurer within a finite corridor of $750,000 excess of the $250,000 layer of coverage. The reinsurance agreement is subject to an annual aggregate equal to 120% of gross written premium. The corridor is subject to a $1.1 million aggregate limit. The estimated gross written premium is $6.3 million for the policy year ending January 14, 2009. The third party insurer retains approximately 6.4% of gross written premium and a ceding commission of 18%.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. With respect to our social services operating segment, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for a maximum potential claim liability based on member enrollment. With respect to our NET Services operating segment, we offer self-funded health insurance and dental plans to our employees. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability to $75,000 per incident and a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.4 million and $1.5 million as of December 31, 2007 and 2008, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2008:

	At December 31, 2008
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$237,759	$14,265	$41,044	$112,450	$70,000
Interest	63,777	13,739	26,081	21,682	2,275
Purchased services commitments	452	214	69	50	119
Leases	31,552	12,170	15,214	4,153	15

Total	$333,540	$40,388	$82,408	$138,335	$72,409

Stock repurchase program

On February 1, 2007, our board of directors approved a stock repurchase program for up to one million shares of our common stock. Since inception, we have spent approximately $10.9 million to purchase 462,500 shares of our common stock on the open market. We did not purchase shares of our common stock during 2008. During the term of the Credit Agreement we are prohibited from purchasing shares of our common stock on the open market or in privately negotiated transactions.

Liquidity matters

We believe that our existing cash and cash equivalents and Amended Credit Agreement provide funds necessary to meet our operating plan for 2009. The expected operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt. In addition, we are focusing on several strategic options to reduce our debt, including the sale of certain non-strategic assets, including the sale of LogistiCare, to generate funds sufficient to pay down a substantial portion of our long-term debt. Additionally, we have taken steps to reduce both corporate and client services costs by suspending all pay increases for all of our employees and reducing holiday and sick leave and employee health benefits beginning in 2009. Further, we intend to refocus our resources on growing our core social services operations.

We may also access capital markets to raise debt or equity financing for various business reasons, including required debt payments and acquisitions that make both strategic and economic sense. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, the Amended Credit Agreement with CIT requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as defined in the Amended Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to at least 50% of such proceeds except where the disposition requires the consent of the lenders, in which case, the net cash proceeds will be used to prepay outstanding principal.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations for the next 12 to 15 months.

New Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurement”, or SFAS 157, in September 2006 to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The statement is effective for fiscal years beginning after December 31, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite life intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact its financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of its financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our financial condition, results of operations and cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and there was no material impact on our consolidated financial statements for the year ended December 31, 2008 upon adoption of SFAS 159.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement became effective 60 days following the

Securities and Exchange Commission’s approval in September 2008 of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” There was no material impact on our consolidated financial statements for the year ended December 31, 2008 upon adoption of SFAS 162.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Had SFAS 160 been effective for the periods covered by this report, we would have classified ownership interest in one of our subsidiaries held by the sellers related to our acquisition of WCG of approximately $7.6 million and $7.3 million, respectively as of December 31, 2007 and 2008, as equity. We will classify this ownership interest as equity in the first quarter of 2009 when we adopt SFAS 160. At December 31, 2007 and 2008, this ownership interest was classified as “Non-controlling interest” in the accompanying consolidated balance sheets. We are currently evaluating the other potential impacts, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

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

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in paragraph 11 of SFAS 142. In addition, FSP 142-3, requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on our consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issues Task Force, or EITF, Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, or EITF 07-5. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not anticipated to impact our consolidated financial statements.

In September 2008, FSP No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” was issued to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, or FIN 45, to require an additional disclosure about the current status of payment and performance risk of guarantees. The FSP provisions that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The FSP also clarifies the effective date of SFAS 161. We are currently evaluating the potential impact, if any, of the adoption of FSP No. 133-1 and FIN 45-4 on our consolidated financial statements.

In October 2008, the FASB issued SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or SFAS 157-3. This standard expands upon the implementation guidance in SFAS 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations. This statement became effective upon issuance. We do not believe that SFAS 157-3 will have a material impact on our consolidated financial statements.

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

Interest rate and market risk

As of December 31, 2008, we had borrowings under our term loan of approximately $164.4 million and no borrowings under our revolving line of credit. Through December 31, 2008, borrowings under the Credit Agreement with CIT accrued interest at the per annum rate of LIBOR plus 3.5% or the Base Rate (as defined in the Credit Agreement) plus 2.5%, at our election. As of December 31, 2008, the borrowings accrued interest at LIBOR plus 3.5%. Effective March 11, 2009, under the Amended Credit Agreement borrowings accrued interest at LIBOR plus 6.5% per annum. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $5.7 million over the remaining term of the Amended Credit Agreement.

We have convertible senior subordinated notes of $70 million outstanding at December 31, 2008 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at December 31, 2008 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of December 31, 2008. These promissory notes bear fixed interest rates of 5% and 4%, respectively. Additionally, we have one secured note payable of approximately $990,000 at December 31, 2008, which bears a fixed interest rate of 5.85%.

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

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to over 1,000 contracts as of December 31, 2008. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 79% and 85% of our revenue for the years ended December 31, 2007 and 2008, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the year ended December 31, 2008, we conducted a portion of our operations in Canada through WCG. At December 31, 2008, approximately $11.3 million, or 29.7%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2008, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework.

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

We completed the following acquisitions in 2008, which we excluded from the evaluation of the effectiveness of our internal control over financial reporting.

Acquired entity	Date of acquisition
Substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc.	September 30, 2008
AmericanWork, Inc.	September 30, 2008

The following table highlights the significance of the acquisitions completed in 2008 to our consolidated financial statements at December 31, 2008 (in thousands):

			Period from date of acquisition to December 31, 2008
	Assets	Liabilities	Revenue
Camelot Community Care, Inc.	$5,420	$—	$2,826
AmericanWork, Inc.	$3,830	$286	$3,188

Total of all acquisitions completed in 2008 excluded from the evaluation of the effectiveness of internal control over financial reporting	$9,250	$286	$6,014
The Providence Service Corporation (“PRSC”)	$365,663	$327,772	$691,670
Percentage of PRSC	2.5%	0.1%	0.9%

The Securities and Exchange Commission, or SEC, in response to questions regarding the interpretation of Release No. 34-47986, has acknowledged that it might not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. In such instances, the SEC requires that we must identify the acquired business excluded and indicate the significance of the acquired business to our consolidated financial statements. Additionally, we must disclose any material change to our internal control over financial reporting due to the acquisition pursuant to the Securities Exchange Act of 1934 Rule 13a-15(d). Furthermore, the SEC limits the period in which we may omit an assessment of the acquired business’s internal control over financial reporting to one year from the date of acquisition. We believe our exclusion of the acquired companies noted above from our assessment of internal control over financial reporting as of December 31, 2008 is consistent with the SEC’s requirements.

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an attestation report on our internal control over financial reporting. KPMG LLP’s attestation report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited The Providence Service Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Providence Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Providence Service Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated March 28, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

March 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited the accompanying consolidated balance sheet of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2008 contained in Item 15(a)(2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2008, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

March 28, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation

Tucson, Arizona

We have audited the consolidated balance sheet of The Providence Service Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007. Our audits also included the financial statement schedules for the years ended December 31, 2007 and 2006 of The Providence Service Corporation contained in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona

March 13, 2008

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$35,378,645	$29,364,247
Accounts receivable—billed, net of allowance of $2.6 million in 2007 and $3.4 million in 2008	65,852,122	72,617,418
Accounts receivable—unbilled	2,250,053	423,817
Management fee receivable(1)	10,165,550	7,702,608
Other receivables	2,524,491	3,148,970
Notes receivable	563,513	467,682
Notes receivable from related party	1,733,913	—
Restricted cash	8,842,195	7,803,808
Prepaid expenses and other	9,553,650	15,377,639
Deferred tax assets	5,094,246	4,757,535

Total current assets	141,958,378	141,663,724
Property and equipment, net	11,561,671	11,983,368
Notes receivable, less current portion	879,703	132,159
Goodwill	280,710,297	112,770,566
Intangible assets, net	98,254,118	81,555,587
Restricted cash, less current portion	6,461,000	5,207,132
Other assets	12,158,488	12,350,697

Total assets	$551,983,655	$365,663,233

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$8,950,000	$14,264,925
Accounts payable	14,035,128	3,004,608
Accrued expenses	36,448,283	27,232,740
Accrued transportation costs	24,576,510	32,051,325
Deferred revenue	4,061,760	3,375,231
Current portion of interest rate swap	—	1,431,036
Reinsurance liability reserve	8,344,747	8,846,910

Total current liabilities	96,416,428	90,206,775
Long-term obligations, less current portion	236,468,680	223,493,680
Other long-term liabilities	189,956	3,975,278
Deferred tax liabilities	30,599,952	10,096,297

Total liabilities	363,675,016	327,772,030
Non-controlling interest	7,648,946	7,266,493
Commitments and contingencies
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 12,756,392 and 13,462,356 issued and outstanding (including treasury shares)	12,756	13,462
Additional paid-in capital	159,176,594	169,698,598
Common stock subscription receivable	(714,654)	—
Retained earnings (deficit)	32,350,837	(123,253,836)
Accumulated other comprehensive income (loss), net of tax	1,093,367	(4,449,547)

	191,918,900	42,008,677
Less 612,026 and 619,768 treasury shares, at cost	11,259,207	11,383,967

Total stockholders’ equity	180,659,693	30,624,710

Total liabilities and stockholders’ equity	$551,983,655	$365,663,233

(1)	Includes related party management fee receivable of approximately $221,000 and $448,000 at December 31, 2007 and 2008, respectively.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2006	2007	2008
Revenues:
Home and community based services	$152,067,238	$216,582,678	$258,003,077
Foster care services	21,912,942	25,648,163	32,343,247
Management fees(1)	17,876,864	20,069,069	20,217,211
Non-emergency transportation services	—	22,866,709	381,106,735

	191,857,044	285,166,619	691,670,270
Operating expenses:
Client service expense(2)	149,516,271	204,020,707	253,652,123
Cost of non-emergency transportation services	—	19,569,740	356,271,344
General and administrative expense(2)	23,436,425	30,874,910	48,411,826
Asset impairment charges	—	—	169,930,171
Depreciation and amortization	3,463,159	4,989,095	12,721,494

Total operating expenses	176,415,855	259,454,452	840,986,958

Operating income (loss)	15,441,189	25,712,167	(149,316,688)
Other (income) expense:
Interest expense	855,288	3,071,537	19,578,404
Interest income	(1,456,409)	(1,470,025)	(978,877)

Income (loss) before income taxes	16,042,310	24,110,655	(167,916,215)
Provision (benefit) for income taxes	6,660,992	9,721,981	(12,311,542)

Net income (loss)	$9,381,318	$14,388,674	$(155,604,673)

Earnings (loss) per common share:
Basic	$0.82	$1.21	$(12.42)

Diluted	$0.80	$1.19	$(12.42)

Weighted-average number of common shares outstanding:
Basic	11,472,408	11,865,402	12,531,869
Diluted	11,676,323	12,047,121	12,531,869

(1)	Includes related party management fees of approximately $273,000, $393,000 and $509,000 for the years ended December 31, 2006, 2007 and 2008, respectively.
(2)	Includes related party expenses of approximately $126,000, $363,000 and $321,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity

			Additional Paid-In Capital	Common Stock Subscription Receivable	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)			Total
	Common Stock						Treasury Stock
	Shares	Amount					Shares	Amount
Balance at December 31, 2005	9,822,486	$9,822	$72,954,411	$—	$8,580,845	$—	146,905	$(298,746)	$81,246,332
Sale of stock in public offering, net of offering costs	2,000,000	2,000	59,548,195	—	—	—	—	—	59,550,195
Stock based compensation	—	—	471,902	—	—	—	—	—	471,902
Exercise of employee stock options including tax benefit of $2.0 million	348,641	349	8,416,329	—	—	—	—	—	8,416,678
Settlement of taxes due related to initial public offering	—	—	(10,076)	—	—	—	—	—	(10,076)
Net income	—	—	—	—	9,381,318	—	—	—	9,381,318

Balance at December 31, 2006	12,171,127	12,171	141,380,761	—	17,962,163	—	146,905	(298,746)	159,056,349
Stock based compensation	—	—	2,406,616	—	—	—	—	—	2,406,616
Exercise of employee stock options including tax benefit of $680,000	123,546	124	3,033,609	—	—	—	—	—	3,033,733
Restricted stock issued	54,468	54	—	—	—	—	2,621	(73,744)	(73,690)
Stock option cancellation & exchange—LogistiCare	407,251	407	12,346,108	—	—	—	—	—	12,346,515
Capital contribution	—	—	9,500	—	—	—	—	—	9,500
Stock repurchase	—	—	—	—	—	—	462,500	(10,886,717)	(10,886,717)
Common stock subscription receivable	—	—	—	(714,654)	—	—	—	—	(714,654)
Foreign currency translation adjustment	—	—	—	—	—	1,093,367	—	—	1,093,367
Net income	—	—	—	—	14,388,674	—	—	—	14,388,674

Total comprehensive income									15,482,041

Balance at December 31, 2007	12,756,392	12,756	159,176,594	(714,654)	32,350,837	1,093,367	612,026	(11,259,207)	180,659,693
Stock-based compensation	—	—	8,760,435	—	—	—	—	—	8,760,435
Restricted stock issued/withheld	567,645	567	(567)	—	—	—	7,742	(124,760)	(124,760)
Exercise of employee stock options including income tax shortfall of $1.3 million	33,504	34	(843,672)	—	—	—	—	—	(843,638)
Unregistered stock issued to former members of WD Management	78,740	79	2,223,381	—	—	—	—	—	2,223,460
PSC of Canada Exchange Corp. shares exchanged	14,379	14	382,439	—	—	—	—	—	382,453
Stock option cancellation and exchange—LogistiCare	11,696	12	(12)	—	—	—	—	—	—
Common stock subscription receivable	—	—	—	714,654	—	—	—	—	714,654
Change in fair value of derivative, net of income tax benefit of $653,241	—	—	—	—	—	(991,091)	—	—	(991,091)
Foreign currency translation adjustments	—	—	—	—	—	(4,551,823)	—	—	(4,551,823)
Net loss	—	—	—	—	(155,604,673)	—	—	—	(155,604,673)

Total comprehensive loss									(161,147,587)

Balance at December 31, 2008	13,462,356	$13,462	$169,698,598	$—	$(123,253,836)	$(4,449,547)	619,768	$(11,383,967)	$30,624,710

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2007	2008
Operating activities
Net income (loss)	$9,381,318	$14,388,674	$(155,604,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,075,680	1,577,675	4,505,214
Amortization	2,387,479	3,411,420	8,216,280
Amortization of deferred financing costs	157,640	291,529	2,698,184
Provision for doubtful accounts	4,692,685	702,071	4,084,333
Deferred income taxes	(316,869)	(501,657)	(14,553,560)
Stock based compensation	471,902	2,406,616	8,760,435
Excess tax benefit upon exercise of stock options	—	(680,115)	(184,908)
Asset impairment charges	—	—	169,930,171
Other	—	100,000	27,878
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable	(15,369,232)	(944,952)	(9,276,794)
Management fee receivable	(855,031)	(3,594,613)	(2,364,483)
Other receivables	1,517,380	(157,394)	(417,295)
Restricted cash	—	—	(214,098)
Reinsurance liability reserve	1,127,070	1,165,655	2,621,087
Prepaid expenses and other	157,583	(823,048)	(5,828,653)
Accounts payable and accrued expenses	2,609,535	9,146,327	(6,680,776)
Accrued transportation costs	—	(6,292,737)	7,474,815
Deferred revenue	(236,741)	(1,991,172)	(702,259)
Other long-term liabilities	—	—	(104,912)

Net cash provided by operating activities	6,800,399	18,204,279	12,385,986
Investing activities
Purchase of property and equipment, net	(1,075,940)	(1,949,038)	(4,664,007)
Acquisition of businesses, net of cash acquired	(17,604,500)	(233,876,782)	(3,597,766)
Acquisition of management agreement	—	—	(418,462)
Acquisition earn out payments	—	(8,299,460)	(6,670,655)
Restricted cash for contract performance	(6,560,733)	(1,287,401)	2,506,353
Purchase of short-term investments, net	(148,860)	(320,368)	(185,515)
Working capital advances to third party	(251,283)	—	—
Advances to related parties	—	(2,533,882)	—
Collection of notes receivable	69,710	685,435	3,291,943

Net cash used in investing activities	(25,571,606)	(247,581,496)	(9,738,109)
Financing activities
Repurchase of common stock, for treasury	—	(10,960,461)	(124,760)
Proceeds from common stock issued pursuant to stock option exercise	6,507,282	2,363,172	469,320
Excess tax benefit upon exercise of stock options	1,909,398	680,115	184,908
Proceeds from common stock offering, net	59,593,251	—	—
Proceeds from long-term debt	—	243,000,000	—
Repayment of long-term debt	(17,433,981)	(332,379)	(8,650,000)
Debt financing costs	(96,256)	(10,887,536)	(88,775)
Capital lease payments	—	—	(1,012)

Net cash provided by (used in) financing activities	50,479,694	223,862,911	(8,210,319)

Effect of exchange rate changes on cash	—	190,221	(451,956)

Net change in cash	31,708,487	(5,324,085)	(6,014,398)
Cash at beginning of period	8,994,243	40,702,730	35,378,645

Cash at end of period	$40,702,730	$35,378,645	$29,364,247

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended December 31,
	2006	2007	2008
Supplemental cash flow information
Cash paid for interest	$756,873	$1,377,676	$16,773,008

Cash paid for income taxes	$4,871,728	$9,222,405	$4,177,798

Note receivable issued for management fees receivable	$—	$299,917	$—

Note payable obtained to finance prepaid insurance	$—	$—	$989,925

Stock issued to former members of WD Management	$—	$—	$2,223,460

PSC of Canada Exchange Corp. shares exchanged	$—	$—	$382,453

Business acquisitions:
Purchase price	$16,075,362	$251,536,092	$8,900,000
Costs of acquisition	1,619,643	6,998,826	599,291
Less:
Notes payable issued for acquisition of business	—	(1,800,000)	—
Common stock issued for acquisition of business	—	(12,346,515)	—
Exchangeable shares of subsidiary issued for acquisition of business	—	(7,648,946)	—
Cash received for working capital adjustment	—	—	(479,716)
Amount due to former shareholder	—	—	(525,000)
Credit for indebtedness of management fees	—	—	(4,827,425)
Cash acquired	(90,505)	(2,862,675)	(69,384)

Acquisition of business, net of cash acquired	$17,604,500	$233,876,782	$3,597,766

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2008

1.    Description of Business and Summary of Critical Accounting Policies and Estimates

Description of Business

The Providence Service Corporation (the “Company”) is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of December 31, 2008, the Company operated in 43 states, and the District of Columbia, United States, and British Columbia, Canada.

The Social Services operating segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care to at-risk families and children. These services are purchased primarily by state, county and city levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee.

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

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in its business. In the Company’s Social Services operating segment, lower client demand for its home and community based services during the holiday and summer seasons generally results in lower revenue during those periods; however, the Company’s expenses related to the Social Services operating segment do not vary significantly with these changes. As a result, the Company’s Social Services operating segment experiences lower operating margins during the holiday and summer seasons. The Company’s NET Services operating segment also experiences fluctuations in demand for its non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a fixed revenue stream based on a per member per month base structure, the Company’s NET Services operating segment experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

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

Liquidity Matters

The Company has significant contractual obligations related to its long-term debt for the fiscal year 2009 and beyond. To address its liquidity concerns related to the Company’s ability to meet its financial covenant obligations, the Company entered into an amendment to the credit and guaranty agreement with its creditors, on March 11, 2009 to, among other things, change the financial covenant requirements as more fully described in note 10 below. Prior to the amendment to the credit and guaranty agreement, the Company anticipated that it would not be in compliance with certain financial covenants as of December 31, 2008. Accordingly, the Company believes that it will meet those requirements for 2009 and that the Company has sufficient resources to fund its normal operations for the year ending December 31, 2009.

The Company is also focusing on several strategic options to reduce its debt, including the sale of certain non-strategic assets to generate funds sufficient to pay down a substantial portion of its long-term debt. In addition, the Company’s has taken steps to reduce both corporate and client service costs by suspending all pay increases for all of its employees and reducing holiday and sick leave and employee health benefits beginning in 2009. Further, the Company intends to refocus its resources on growing its core social services operations.

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

At December 31, 2008, approximately $2.0 million of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $15.3 million and $13.0 million of restricted cash at December 31, 2007 and 2008 as follows:

	December 31,
	2007	2008
Collateral for letters of credit—Contractual obligations	$175,000	$175,000
Contractual obligations	1,608,520	898,844

Subtotal restricted cash for contractual obligations	1,783,520	1,073,844

Collateral for letters of credit—Reinsured claims losses	6,211,000	3,311,000
Escrow—Reinsured claims losses	7,308,675	8,626,096

Subtotal restricted cash for reinsured claims losses	13,519,675	11,937,096

Total restricted cash	15,303,195	13,010,940
Less current portion	8,842,195	7,803,808

	$6,461,000	$5,207,132

Of the restricted cash amount at December 31, 2007 and 2008:

•	$175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

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

•

approximately $1.6 million and $899,000, respectively, was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•

approximately $1.8 million and $1.6 million, respectively, was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•

approximately $5.5 million and $7.0 million, respectively, was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with the acquisition of Charter LCI Corporation in 2007).

At December 31, 2008, approximately $3.5 million, $1.6 million, $6.7 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $899,000 is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

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

Derivative Instruments and Hedging Activities

The Company holds a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to the Company’s floating rate long-term debt as described in note 10 below. The Company documented its risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. The Company has designated the interest rate swap as a cash flow hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized currently in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $1.6 million as of December 31, 2008, which was classified as “Current portion of interest rate swap” and “Other long-term liabilities” in the accompanying consolidated balance sheet.

Concentration of Credit Risk

Contracts entered into with governmental agencies and other entities that contract with governmental agencies accounted for approximately 82%, 79% and 85% of the Company’s revenue for the years ended December 31, 2006, 2007 and 2008, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the year ended December 31, 2008, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2008, approximately $11.3 million, or 29.7%, of the Company’s net assets were located in Canada. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, management fee receivable and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates its fair value at December 31, 2007 and 2008.

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

The Company records all accounts receivable amounts at their contracted amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on specific client collection issues. The Company pays particular attention to amounts outstanding for 365 days and longer. Any account receivable older than 365 days is generally deemed uncollectible and written off or fully reserved unless the Company has specific information from the payer that payment for those amounts is forthcoming or has other evidence which the Company believes supports that amounts older than 365 days will be collected. In circumstances where the Company is aware of a specific payer’s inability to meet its financial obligation, the Company records a specific addition to its allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect.

Under certain of the Company’s contracts, billings do not coincide with revenue recognized on the contract due to payer administrative issues. These unbilled accounts receivable represent revenue recorded for which no amount has been invoiced and for which the Company expects an invoice will not be provided to the payer within the normal billing cycle. Unbilled amounts are considered current when billed, which generally occurs within one year from the date of service.

The Company’s write-off experience for the year ended December 31, 2006 was less than 1% of the Company’s revenue, and for the years ended December 31, 2007 and 2008 was approximately 2% and 1%, respectively, of the Company’s revenue. The Company’s write-off experience increased from 2006 to 2007 due to the write-off in 2007 of approximately $4.0 million of revenue recognized in the amount of approximately $2.0 million in each of 2005 and 2006 under its annual block purchase contract with The Community Partnership of Southern Arizona (“CPSA”) in excess of the annual funding allocation amount.

Property and Equipment

Property and equipment are stated at historical cost, or at fair value if acquired by acquisition. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Maintenance and repairs are charged to expense when they are incurred. Upon the disposition of any asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in operating expense.

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In connection with its analysis of the carrying value of goodwill, the Company reconciles the aggregate fair value of its reporting units to the Company’s market capitalization including a reasonable control premium. When determining whether goodwill is impaired, the Company also compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to management contracts, customer relationships, restrictive covenants, software licenses and developed technology acquired in 2006, 2007 and 2008 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

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

While the Company uses discounted cash flows to value the acquisition of intangible assets, the Company has elected to use the straight-line method of amortization to determine amortization expense. If applicable, the Company assesses the recoverability of the unamortized balance of its long-lived assets based on undiscounted expected future cash flows. Should this analysis indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss.

Accrued Transportation Costs

Transportation costs are estimated and accrued in the month the services are rendered by outsourced providers utilizing gross reservations for transportation services less cancellations and average costs per transportation service by customer contract. Average costs per contract are derived by utilizing historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Immaterial adjustments to those accruals are made based on reconciliations with actual costs incurred. Accrued transportation costs amounted to approximately $24.6 million and $32.1 million at December 31, 2007 and 2008, respectively.

Deferred Financing Costs

The Company capitalizes expenses incurred in connection with its long-term debt obligations and amortizes them over the term of the respective debt agreements. The Company incurred approximately $10.9 million in deferred financing costs in December 2007 in connection with the credit facility with its senior creditor as described in note 10 below. Deferred financing costs are amortized to interest expense on a straight-line basis or the effective interest method over the term of the credit facility. Deferred financing costs, net of amortization, totaling approximately $10.7 million and $9.7 million at December 31, 2007 and 2008, are included in “Other assets” in the accompanying consolidated balance sheets.

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

Cost based service contracts.    Revenues from the Company’s cost based service contracts are recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those incurred costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. The Company annually submits projected costs for the coming year, which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the contracting payers’ year end, the Company submits cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to the Company for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may range from one month to several years from the date the Company submits the cost report. In cases where funds paid to the Company exceed the allowable costs to provide services under contract, the Company may be required to pay back the excess funds.

The Company’s cost reports are routinely audited by payers on an annual basis. The Company periodically reviews its provisional billing rates and allocation of costs and provides for estimated adjustments from the contracting payers. The Company believes that adequate provisions have been made in its consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts, which historically have not been material, are recorded in the Company’s consolidated statement of operations in the year of settlement.

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

For revenue recognition purposes, the Company’s service encounter value (which represents the value of actual services rendered) must equal or exceed 90% of the revenue recognized under its annual block purchase contract. The remaining 10% of revenue recognized in each reporting period represents payment for network overhead administrative costs incurred in order to fulfill the Company’s obligations under the contract. Administrative costs include, but are not limited to, intake services, clinical liaison oversight for each behavioral health recipient, cultural liaisons, financial assessments and screening, data processing and information systems, staff training, quality and utilization management functions, coordination of care and subcontract administration.

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

If the Company’s service encounter value exceeds 90% of the contract amount, the Company recognizes revenue in excess of the annual funding allocation amount if collection is reasonably assured. The Company evaluates factors such as cash receipt or written confirmation regarding payment probability related to the determination of whether any such additional revenue over the contractual amount is considered to be reasonably assured. For 2008, the Company did not recognize revenue in excess of the contract amount.

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

NET Services segment

Capitation contracts.    Approximately 88% of the Company’s non-emergency transportation services revenue is generated under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with the Company’s payers result from per-member monthly fees based on the number of participants in its payer’s program.

Fee-for-service contracts.    Revenues earned under fee-for-service contracts are recognized when the service is provided. Revenues under these types of contracts are based upon contractually established billing rates less allowance for contractual adjustments. Estimates of contractual adjustments are based upon payment terms specified in the related agreements.

Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share based payments at fair value. The Company adopted the requirements of SFAS 123R using the modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to individuals prior to the effective date of SFAS 123R that remain unvested on the effective date.

Other Comprehensive Income

Other comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. Other comprehensive income was derived from foreign currency translation adjustments and the change in fair value of the Company’s interest rate swap (as more fully described in note 11 below). The components of the ending balances of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2007	2008
Cumulative foreign currency translation adjustments	$1,093,367	$(3,458,456)
Unrealized losses on cash flow derivative hedges, net	—	(991,091)

	$1,093,367	$(4,449,547)

Income Taxes

Deferred income taxes are determined by the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance which includes amounts for state and federal net operating loss carryforwards as more fully described in note 18 below for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company recognizes interest and penalties related to income taxes as a component of income tax expense.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

The Company reinsures a substantial portion of its general and professional liability and workers’ compensation costs and the general and professional liability and workers’ compensation costs of certain designated entities the Company manages under reinsurance programs through its wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”). The Company also provides reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under its NET Services operating segment through Provado Insurance

Services, Inc. (“Provado”). Provado, a wholly-owned subsidiary of Charter LCI Corporation that was acquired by the Company in December 2007, is a licensed captive insurance company domiciled in the State of South Carolina.

SPCIC:

SPCIC reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at December 31, 2007 and 2008 were approximately $1.7 million and $1.1 million, respectively. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2008 was approximately $769,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at December 31, 2007 and 2008 was $1.3 million and $1.5 million, respectively, which was ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2008 was approximately $2.6 million.

The Company’s expected losses related to workers’ compensation and general and professional liability in excess of its liability under the Company’s associated reinsurance programs at December 31, 2008 were approximately $1.4 million, which has been recorded as a receivable in Prepaid Expenses and Other. The Company recorded a corresponding liability at December 31, 2008 for the total expected losses, which is included in the Reinsurance Liability Reserve.

SPCIC had restricted cash of approximately $8.0 million and $5.0 million at December 31, 2007 and 2008, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and the Company’s experience. Although the Company believes that the amounts accrued for losses incurred but not reported under the terms of its reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on the Company’s financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage. Provado also reinsures the third party insurer within a finite corridor of $750,000 excess of the $250,000 layer of coverage. The reinsurance agreement is subject to an annual aggregate equal to 120% of gross written premium. The corridor is subject to a $1.1 million aggregate limit. The estimated gross written premium is $6.3 million for the policy year ending January 14, 2009. The third party insurer retains approximately 6.4% of gross written premium and a ceding commission of 18%.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. With respect to our social services operating segment, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for a maximum potential claim liability based on member enrollment. With respect to our NET Services operating segment, we offer self-funded health insurance and dental plans to our employees. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability to $75,000 per incident and a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.4 million and $1.5 million as of December 31, 2007 and 2008, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation and derivatives.

Reclassifications

Certain amounts have been reclassified in prior periods in order to conform with the current period presentation with no affect on net income or stockholders’ equity. Specifically, the 2007 cost of non-emergency transportation services has been segregated from client service expense in the accompanying consolidated statements of operations and the provision for doubtful accounts has been segregated from billed and unbilled accounts receivable in the accompanying consolidated statements of cash flows.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006 to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The statement is effective for fiscal years beginning after December 31, 2008. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite life intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial condition, results of operations and cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and there was no material impact on its consolidated financial statements for the year ended December 31, 2008 upon adoption of SFAS 159.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement became effective 60 days following the Securities and Exchange Commission’s approval in September 2008 of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” There was no material impact on the Company’s consolidated financial statements for the year ended December 31, 2008 upon adoption of SFAS 162.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Had SFAS 160 been effective for the periods covered by this report, the Company would have classified ownership interest in one of its subsidiaries held by the sellers related to the Company’s acquisition of WCG of approximately $7.6 million and $7.3 million, respectively as of December 31, 2007 and 2008, as equity. The Company will classify this ownership interest as equity in the first quarter of 2009 when the Company adopts SFAS 160. At December 31, 2007 and 2008, this ownership interest was classified as “Non-controlling interest” in the accompanying consolidated balance sheets. The Company is currently evaluating the other potential impacts, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

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

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in paragraph 11 of SFAS 142. In addition, FSP 142-3, requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on its consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not anticipated to impact the Company’s consolidated financial statements.

In September 2008, FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” was issued to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for

Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”) to require an additional disclosure about the current status of payment and performance risk of guarantees. The FSP provisions that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The FSP also clarifies the effective date of SFAS 161. The Company is currently evaluating the potential impact, if any, of the adoption of FSP No. 133-1 and FIN 45-4 on its consolidated financial statements.

In October 2008, the FASB issued SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”). This standard expands upon the implementation guidance in SFAS 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations. This statement became effective upon issuance. The Company doesn’t believe that SFAS 157-3 will have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2.    Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2008:

		Fair Value Measurement Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$(1,644,332)	$—	$(1,644,332)	$—

The Company’s interest rate swap is carried at fair value measured on a recurring basis. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (e.g., LIBOR cash and swap rates and credit risk at commonly quoted intervals as published by Bloomberg on the last day of the period for financial institutions with the same credit rating as the counterparty). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for short term, futures rates and swap rates beyond the derivative maturity are used to interpolate the spot rates at the three month rate resets specified by each swap. A fair market curve index based on the current credit rating of the counterparty is applied to all cash flows when the swap is in an asset position. The Company uses the floating rate factor related to its variable rate debt to discount derivative liabilities to reflect the potential credit risk to lenders when a swap is in a liability position.

3.    Other Receivables

At December 31, 2007 and 2008, insurance premiums of approximately $1.7 million and $2.4 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2008 was approximately $1.4 million, of which approximately $446,000 was classified as “Other receivables” and approximately $1.0 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company recorded a corresponding liability at December 31, 2008 which offsets these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheet.

Based on certain provisions of the Company’s previous credit agreement with CIT Healthcare LLC, a significant portion of the Company’s collections on accounts related to its operating activities were deposited into lockbox accounts to ensure payment of outstanding obligations to CIT Healthcare LLC. As of December 31, 2007, the amount due to the Company from CIT Healthcare LLC under lockbox arrangements totaled approximately $322,000. No such arrangements exist as of December 31, 2008 under the Company’s new credit agreement with CIT Capital Securities LLC (“CIT”), entered into in December 2007 in connection with the Company’s acquisition of Charter LCI Corporation including its subsidiaries (collectively “LogistiCare”). This receivable was classified in “Other receivables” in the Company’s consolidated balance sheet.

4.    Prepaid Expenses and Other

Prepaid expenses and other comprised the following:

	December 31,
	2007	2008
Prepaid payroll	$2,094,580	$2,703,503
Prepaid insurance	2,309,746	3,381,451
Prepaid taxes	125,676	3,978,742
Prepaid rent	672,852	737,847
Provider advances	640,345	285,020
Prepaid maintenance agreements and copier leases	423,769	608,075
Prepaid bus tokens and passes	712,614	1,133,290
Prepaid commissions and brokerage fees	456,900	548,446
Interest receivable—certificates of deposit	509,337	694,852
Inventory	230,124	75,598
Other	1,377,707	1,230,815

Total prepaid expenses and other	$9,553,650	$15,377,639

5.    Notes Receivable

Notes receivable included the following:

	Interest Rate	December 31,
		2007	2008
Unsecured promissory note from The ReDCo Group, a managed entity, with principal and interest due in eight equal quarterly installments beginning October 2007 through September 2009	5.0%	$525,000	$225,000

Unsecured promissory note from Family Preservation Community Services, Inc., a managed entity, with principal and interest due in sixty equal monthly installments beginning November 2007 through October 2012	4.5%	686,152	272,660

Unsecured promissory note from FCP, Inc., a managed entity, with principal and interest due in thirty-six equal monthly installments beginning February 2007 through January 2010	9.5%	180,991	98,559

Unsecured promissory note from Clearfield Jefferson Community Mental Health Center, Inc., a third-party entity, with principal and accrued but unpaid interest due July 2011	5.0%	51,073	3,622

		1,443,216	599,841
Less current portion		563,513	467,682

		$879,703	$132,159

Accrued interest receivable related to these notes totaled approximately $36,000 and $33,000 at December 31, 2007 and 2008, respectively, and was classified as “Prepaid expenses and other assets” in the accompanying consolidated balance sheets.

6.    Notes Receivable from Related Party

In connection with the acquisition of LogistiCare in 2007, the Company entered into a separate stock option cancellation and exchange agreement with each employee of LogistiCare who held options to purchase shares of Charter LCI Corporation’s common stock as of the acquisition date. The terms of these agreements provided for, among other things, a loan to be made by the Company to each optionholder in an amount equal to the optionholders’ withholding taxes related to the cancellation and exchange of the optionholders’ in-the-money stock options to purchase shares of Charter LCI Corporation common stock for shares of the Company’s common stock. Each loan bore interest of 6.0% per annum with principal and accrued interest due within 180 days from the acquisition date. As collateral security for the prompt and complete payment for all obligations under the loans, each optionholder granted a security interest to the Company in the optionholders’ right, title and interest in and to 40% of the shares of the Company’s common stock granted to the optionholders under the stock option cancellation and exchange agreements. The amount due to the Company under these arrangements at December 31, 2007 totaled approximately $2.4 million. Of this amount, approximately $1.7 million was classified as “Notes receivable from related party” in the accompanying consolidated balance sheet. The remaining balance of $715,000 was classified as “Common stock subscription receivable” in the accompanying consolidated balance sheet. As of December 31, 2008, all amounts had been paid and no amounts remained outstanding under these arrangements.

7.    Acquisitions

The following acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of acquiring AmericanWork, Inc. (“AW”) has been allocated to the assets and liabilities acquired based on a preliminary evaluation of its fair value and may change when the final valuation of certain intangible assets is determined.

In 2008, a final valuation has been performed for the assets and liabilities acquired for Raystown Development Services, Inc. (“Raystown”), WCG, the Behavioral Health Rehabilitation Services business of Family & Children’s Services, Inc. (“FCS”), LogistiCare and Camelot Community Care, Inc. (“CCC”) and the excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

The purchase agreements related to the acquisition of WCG and LogistiCare described below provide for contingent consideration to be paid by the Company to the seller upon the acquired entity meeting certain contingencies as described in note 19 below.

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

$616,688

The above goodwill is tax deductible.

On August 1, 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary of the Company, acquired all of the equity interest in WCG, a Victoria, British Columbia based workforce initiative company with operations in communities across British Columbia. The purchase price included $10.1 million in cash (less certain adjustments contained in the purchase agreement) and the sellers’ investment banking fees which were reimbursed by the Company, and 287,576 exchangeable shares issued by PSC valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes, the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”) subject to certain lockup provisions that prohibit the transfer of such shares during the first twelve months after August 1, 2007 with respect to 50% of the shares issued upon exchange and the first twenty four months after August 1, 2007 with respect to the remaining balance of shares issued upon exchange. In addition, half of the Exchangeable Shares were placed into escrow for 18 months after August 1, 2007 for indemnification purposes. The Exchangeable Shares represent ownership in PSC and are accounted for as non-controlling interest. This acquisition expanded the Company’s workforce development service offering and extended the Company’s geographical service delivery into Canada. The cash portion of the purchase price was funded through the Company’s acquisition line of credit.

The following represents the Company’s allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$10,064,900
Exchangeable shares	7,648,946
Costs of acquisition	1,223,729

$18,937,575

Allocated to:
Working capital	$5,080,448
Fixed assets	911,194
Goodwill	9,710,183
Intangibles	4,822,910
Other assets	20,542
Deferred tax liabilities	(1,607,702)

$18,937,575

The above goodwill is not tax deductible.

On October 5, 2007, the Company’s wholly-owned subsidiary, Children’s Behavioral Health, Inc. (“CBH”), acquired substantially all of the assets of FCS located in Sharon, Pennsylvania. The purchase price consisted of approximately $8.2 million in cash and the balance in a $1.8 million subordinated promissory note that bears a fixed interest rate of 4% per annum. Under the terms of the promissory note, $300,000 is payable in six months and $1.5 million is payable in 30 months from the date of acquisition. This acquisition expanded the Company’s home and school based behavioral health rehabilitation services into northwestern Pennsylvania. The cash portion of this acquisition was funded with the Company’s operating cash and borrowings under the Company’s acquisition line of credit.

The following represents the Company’s allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$8,200,000
Note payable	1,800,000
Costs of acquisition	441,728

$10,441,728

Allocated to:
Fixed assets	$158,772
Intangible assets	7,031,286
Goodwill	2,251,670
Working capital	1,000,000

$10,441,728

Approximately $2.1 million of the above goodwill is tax deductible.

Effective December 7, 2007, the Company acquired all of the outstanding equity of LogistiCare. LogistiCare, based in College Park, Georgia, is the nation’s largest case management provider coordinating non-emergency transportation services primarily to Medicaid recipients. The $220 million purchase price consisted primarily of cash but also included 418,952 shares of the Company’s common stock valued at approximately $13.2 million in accordance with the provisions of the purchase agreement ($12.3 million for accounting purposes). These shares were issued in exchange for the cancellation of LogistiCare employee stock options. The purchase price was paid with funds drawn down on credit facilities and proceeds received from a private placement of the Company’s senior subordinated notes as more fully described in note 10 below. By adding non-emergency transportation services to its service offering, the Company believed it would be able to focus on better managing the front end of the Medicaid service delivery system ultimately saving government payers money through combined transportation case management services and home based social services.

The following represents the Company’s allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$210,496,015
Common stock	12,346,515
Costs of acquisition	4,463,288

$227,305,818

Allocated to:
Working capital deficit	$(20,078,651)
Property and equipment	7,265,578
Other assets	734,958
Intangible assets	60,800,000
Goodwill	191,185,510
Net deferred tax liabilities	(12,601,577)

$227,305,818

The above goodwill is not tax deductible.

On September 30, 2008, the Company acquired substantially all of the assets in Illinois and Indiana of CCC. CCC is a Florida not-for-profit tax exempt corporation with operations in Florida, Illinois, Indiana, Ohio and Texas that provides home and community based services and foster care services. The purchase price of approximately $5.4 million consisted of cash in the amount of approximately $573,000 with the remaining $4.8 million credited against the purchase price for all of CCC’s indebtedness to the Company for management services rendered by the Company to CCC under several management services agreements.

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

The Company believes this acquisition expands its home and community based services and foster care services into Illinois and further expands its presence in Indiana. The cash portion of the purchase price was funded by the Company’s cash generated from operations.

The following represents the Company’s allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$572,575
Credit for indebtedness of CCC to the Company for management services provided by the Company to CCC	4,827,425
Estimated cost of acquisition	19,681

$5,419,681

Allocated to:
Goodwill	$1,935,264
Intangibles	3,419,539
Fixed assets	39,402
Other assets	25,476

$5,419,681

Currently, the above goodwill is expected to be tax deductible.

Effective September 30, 2008, the Company acquired all of the equity interest in AW, a community based mental health provider operating in 23 Georgia locations. AW provides, among other things, independent living services and training in support of individuals with mental illness, outpatient individual and group behavioral health services, and community based vocational and peer supported vocational and employment services. The total purchase price consisted of cash in the amount of approximately $3.5 million, with approximately $3.0 million paid by the Company at closing on October 14, 2008 and the balance held by the Company for one year to secure potential indemnity obligations. The Company believes this acquisition enhances its community based social services offering, expands its presence in Georgia, and further positions the Company for growth. The purchase price was funded by cash generated from the Company’s operations.

The following represents the Company’s preliminary allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$2,975,000
Due to former shareholder	525,000
Estimated cost of acquisition	43,818

$3,543,818

Allocated to:
Goodwill	$491,543
Intangibles	1,387,441
Fixed assets	528,989
Working capital	990,932
Other assets	144,913

$3,543,818

Currently, the above goodwill is expected to be tax deductible.

The following table summarizes the allocation of purchase price to intangible assets at December 31, 2007 and 2008 for intangible assets acquired in 2006, 2007 and 2008:

	Estimated Useful Life	Gross Carrying Amount
		December 31,
		2007	2008
Intangible assets acquired in 2006:
Management contracts	10 Yrs	$6,326,000	$6,326,000
Customer relationships	15 Yrs	3,559,594	3,559,594
Customer relationships	10 Yrs	1,417,000	1,417,000
Restrictive covenants	5 Yrs	75,000	75,000
Software license	5 Yrs	337,500	337,500

Total intangible assets acquired in 2006	11.3 Yrs	$11,715,094	$11,715,094

Intangible assets acquired in 2007:
Customer relationships	15 Yrs	$66,339,063	$66,341,777
Developed technologies	6 Yrs	6,000,000	6,000,000
Restrictive covenants	5 Yrs	10,194	9,628
Software license	5 Yrs	496,428	468,884

Total intangible assets acquired in 2007	14.2 Yrs	$72,845,685	$72,820,289

Intangible assets acquired in 2008:
Customer relationships	15 Yrs		$4,771,980
Restrictive covenants	5 Yrs		35,000

Total intangible assets acquired in 2008	14.9 Yrs		$4,806,980

No significant residual value is estimated for these intangible assets. Amortization expense is recognized on a straight-line basis over the estimated useful life. In 2008, approximately $11 million of the customer relationships intangible assets acquired in connection with the Company’s acquisition of LogistiCare in 2007 was impaired as more fully described in note 8 below.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Raystown, WCG, FCS, LogistiCare, CCC and AW had occurred on January 1, 2007 or 2008. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on January 1, 2007 or 2008.

	December 31,
	2007	2008
Revenue	$637,981,943	$708,647,276
Net income (loss)	9,866,595	(154,849,394)
Diluted earnings (loss) per share	$0.82	$(12.36)

8.    Goodwill and Intangibles

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balances at December 31, 2006	$56,656,263	$—	$56,656,263
Adjustment for the collection of pre-acquisition accounts receivable collected subsequent to the acquisition of Correctional Services	(939,363)	—	(939,363)
Maple Star Nevada earn out payment	569,420	—	569,420
WD Management, L.L.C. estimated earn out payment	8,874,155	—	8,874,155
Raystown acquisition	445,025	—	445,025
WCG acquisition, including foreign currency translation adjustment	10,262,081	—	10,262,081
FCS acquisition	2,104,965	—	2,104,965
LogistiCare acquisition	—	202,868,683	202,868,683
Miscellaneous	(130,932)	—	(130,932)

Balances at December 31, 2007	77,841,614	202,868,683	280,710,297
LogistiCare acquisition cost adjustments, tax adjustments and pre-acquisition cost adjustments	—	(10,803,456)	(10,803,456)
LogistiCare intangible asset valuation adjustment	—	(400,000)	(400,000)
LogistiCare working capital adjustment	—	(479,716)	(479,716)
FCS intangible asset valuation adjustment	142,073	—	142,073
FCS acquisition cost adjustments	4,632	—	4,632
WCG foreign currency translation adjustment	(2,051,519)	—	(2,051,519)
WCG acquisition cost adjustments	(18,932)	—	(18,932)
CCC acquisition	1,935,264	—	1,935,264
AW acquisition	491,543	—	491,543
Maple Star Nevada net operating loss adjustment	(58,769)		(58,769)
Impairment charge	(60,700,851)	(96,000,000)	(156,700,851)

Balances at December 31, 2008	$17,585,055	$95,185,511	$112,770,566

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

When the Company acquires a business the Company’s pricing is typically based upon a multiple of the target entity’s historical EBITDA and over the years the Company has been a successful competitor using this basis for determining the value of and price paid for its acquisitions. The Company believes this pricing method is also used by its competitors to value their business combinations and is typical in the mergers and acquisition market. During the six months ended December 31, 2008, the Company believes the market for mergers and acquisitions deteriorated such that by the end of 2008, the EBITDA multiples being used to price acquisitions had dropped to approximately half of what they had been for the Company historically. In addition, during the six months ended December 31, 2008, the Company had a significant and sustained decline in market capitalization due to the decrease in the market price of its common stock. The Company believes this decrease in stock price resulted primarily from its lower than anticipated financial results during such period. These financial results were caused by significant changes in the climate of the Company’s business, the uncertainty in the state governmental payer environment, the impact of related budgetary decisions, and by the sharp down turn in the United States economy generally. The $169.9 million non-cash asset impairment charge recorded by the Company for the year ended December 31, 2008, all of which was recorded during the six months ended December 31, 2008, reflects the magnitude of both the decline in its market capitalization and the deterioration of the mergers and acquisitions market (including peer group guideline company multiples of EBITDA) during that six-month period, all as explained further below.

At September 30, 2008, the Company determined that the decline in its market capitalization and significant change in the Company’s business climate (each discussed above) during the three months ended September 30, 2008 were indicators that an interim goodwill impairment test was required under SFAS 142 for all of its reporting units that had goodwill balances. In determining whether the Company had goodwill impairment at September 30, 2008, it reduced the total aggregate carrying value of the Company’s reporting units to reconcile it to the Company’s substantially decreased market capitalization plus a reasonable control premium as of September 30, 2008. The Company estimated the current fair value of each individual reporting unit with a goodwill balance as of September 30, 2008 using a market-based valuation approach. The results of the Company’s interim goodwill impairment test indicated that goodwill related to its December 2007 acquisition of LogistiCare, which comprises the Company’s NET Services operating segment and reporting unit, and earlier acquisitions assigned to the Company’s Social Services operating segment was impaired. As a result, the Company recorded an estimated non-cash goodwill impairment charge of approximately $96.0 million related to the Company’s NET Services reporting unit and $34.0 million related to its Social Services operating segment.

The Company’s stock price continued to significantly decline due to the reasons outlined above during the three months ended December 31, 2008. As a result of these factors, the Company further reduced the aggregate carrying value of its reporting units in connection with the Company’s annual asset impairment analysis to reconcile it to the Company’s reduced market capitalization as of December 31, 2008. In subsequently determining whether or not the Company had goodwill impairment to report for the three months ended December 31, 2008, the Company considered both a market-based valuation approach and an income-based valuation approach when estimating the fair values of its reporting units with goodwill balances as of such date. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate period and then discounting the cash flow to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates.

In arriving at the fair value of the reporting units in the Company’s Social Services operating segment, greater weight was attributed to the market approach due to the continuing market deterioration reflected in current market comparables. For these reporting units, the Company weighted the market-based valuation results at 75% and the income-based valuation results at 25%. In arriving at the fair value for its NET Services operating segment, the Company used the indications of value received by it from potential acquirers of this segment as they represent prices that market participants are willing to offer for this reporting unit under current market conditions. The Company’s annual goodwill impairment analysis resulted in an additional non-cash asset impairment charge for the three months ended December 31, 2008 of approximately $26.7 million (net of a $7.7 million adjustment to the estimated interim period goodwill impairment charge recognized at September 30, 2008 as a result of the Company completing the interim goodwill impairment test in the fourth quarter of 2008) related to goodwill in its Social Services operating segment.

As a result of both of the Company’s interim and annual impairment tests, it recorded a total goodwill impairment charge for the year ended December 31, 2008 of $156.7 million, which is included in “Asset impairment charges” in the accompanying consolidated statements of operations. Of this non-cash impairment charge, approximately $60.7 million was related to the Company’s Social Service operating segment and approximately $96.0 million was related to its NET Services operating segment.

The total amount of goodwill that was deductible for income tax purposes for acquisitions as of December 31, 2007 and 2008 was approximately $23.8 million and $35.2 million, respectively.

Intangible assets are comprised of acquired customer relationships, management contracts, restrictive covenants, software licenses and developed technology. The Company valued customer relationships and the management contracts acquired in these acquisitions based upon expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services in the case of customer relationships, and management and administrative services provided to the managed entity with respect to the acquired management contract.

Intangible assets consisted of the following:

	Estimated Useful Life	December 31,
		2007		2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs	$12,849,562	$(3,437,319)	$13,368,024	$(4,824,824)
Customer relationships	15 Yrs	84,541,557	(3,658,733)	74,878,448	(8,450,165)
Customer relationships	10 Yrs	1,417,000	(177,125)	1,417,000	(318,825)
Developed technology	6 Yrs	6,000,000	(67,204)	6,000,000	(1,067,204)
Software licenses	5 Yrs	833,928	(125,744)	736,012	(264,787)
Restrictive covenants	5 Yrs	120,194	(41,998)	142,860	(60,952)
Restrictive covenants	3 Yrs	30,000	(30,000)	—	—

Total	13.6 Yrs*	$105,792,241	$(7,538,123)	$96,542,344	$(14,986,757)

*	Weighted-average amortization period

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $2.4 million, $3.4 million and $8.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. The total amortization expense is estimated to be approximately $7.7 million for 2009, 2010 and 2011, $7.5 million for 2012, and $7.3 million for 2013, based on completed acquisitions as of December 31, 2008.

In connection with its interim asset impairment analysis conducted as of September 30, 2008, the Company determined that, for the same reasons noted above related to its goodwill impairment analysis as of such date, the value of the customer relationships acquired in connection with the Company’s acquisition of LogistiCare was impaired as of September 30, 2008. Consequently, in addition to the interim goodwill impairment charge noted above, the Company recorded an $11.0 million non-cash interim asset impairment charge for the three months ended September 30, 2008 to reflect the excess of the carrying value of customer relationships acquired in connection with its acquisition of LogistiCare over the estimated fair value of such relationships. The Company estimated the fair values of these intangible assets on a projected discounted cash flow basis.

In connection with its annual asset impairment analysis conducted as of December 31, 2008, the Company determined that the same factors that required it to conduct goodwill impairment tests with respect to the Company’s reporting units as of December 31, 2008 also required the Company to conduct impairment tests with respect to the other intangible assets in these reporting units. In conducting such tests, the Company compared the undiscounted cash flow associated with each such intangible asset over its remaining life to the carrying value of such asset. If there was an indication of impairment, a discounted cash flow analysis was performed to determine the fair value of the intangible asset as of December 31, 2008, which was then compared to its carrying value. The Company determined, as a result of such comparisons, that there were additional asset impairment losses as of December 31, 2008 in its Social Services operating segment related to these other intangible assets, and, accordingly, the Company recorded an additional impairment charge of $2.2 million for the three months ended December 31, 2008 related to these other intangible assets.

As a result of both of its interim and annual impairment tests, the Company recorded a total asset impairment charge related to other intangible assets for the year ended December 31, 2008 of $13.2 million, which is included in “Asset impairment charges” in the accompanying consolidated statements of operations. This non-cash impairment charge includes the $11.0 million recorded with respect to the Company’s NET Services operating segment as of September 30, 2008 and the $2.2 million recorded with respect to its Social Services operating segment as of December 31, 2008.

9.    Detail of Other Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2007	2008
Land	—	$20,000	$20,000
Building	39 years	230,000	230,000
Furniture and equipment	3-7 years	17,060,510	21,709,263

		17,310,510	21,959,263
Less accumulated depreciation		5,748,839	9,975,895

		$11,561,671	$11,983,368

Depreciation expense was approximately $1.1 million, $1.6 million and $4.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Accrued expenses consisted of the following:

	December 31,
	2007	2008
Accrued compensation	$12,364,020	$12,720,169
Accrued earnout payment to WD Management	8,894,115	—
Income taxes payable	1,921,086	—
Accrued interest payable	1,484,517	1,591,730
Due to former shareholder	—	625,000
Due to non-emergency transportation services contract payers	2,281,522	434,214
Other	9,503,023	11,861,627

	$36,448,283	$27,232,740

10.    Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31,
	2007	2008
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	$618,680	$618,680
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010	1,800,000	1,800,000
5.85% secured, note payable, interest and principal payable monthly beginning January 2009 through September 2009	—	989,925
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$40,000,000 revolving loan, LIBOR plus 3.5% (effective rate of 5.7% at December 31, 2008) through December 2012	—	—
$173,000,000 term loan, LIBOR plus 3.5% with principal and interest payable no less frequently than quarterly (as described below) through December 2013	173,000,000	164,350,000

	245,418,680	237,758,605
Less current portion	8,950,000	14,264,925

	$236,468,680	$223,493,680

Annual maturities of long-term obligations as of December 31, 2008 are as follows:

Year	Amount
2009	$14,264,925
2010	19,418,680
2011	21,625,000
2012	25,950,000
2013	86,500,000
Thereafter	70,000,000

Total	$237,758,605

Convertible senior subordinated notes.

On November 13, 2007, the Company issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”), under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein. The proceeds of $70.0 million were initially placed into escrow and were released on December 7, 2007 to partially fund the cash portion of the purchase price of LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including the Company’s credit facility with CIT described below.

In connection with the Company’s issuance of the Notes, the Company entered into an Indenture between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”).

The Company will pay interest on the Notes in cash semiannually in arrears on May 15 and November 15 of each year beginning on May 15, 2008. The Notes will mature on May 15, 2014.

The Notes are convertible, under certain circumstances, into common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Notes. In the event of a fundamental change as described in the Indenture, each holder of the notes shall have the right to require the Company to repurchase the Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares of the Company’s capital stock; (ii) a merger or consolidation of the Company with or into another entity, merger of another entity into the Company, or the sale, transfer or lease of all or substantially all of the Company’s assets to another entity (other than to one or more of the Company’s wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of the Company’s capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of the Company’s common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted the Company’s board of directors, together with any new directors whose election to the Company’s board of directors or whose nomination for election by the Company’s stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of the Company’s board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of the Company is approved by its board of directors or the Company’s stockholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

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

Credit facility.

On December 7, 2007, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with CIT Healthcare LLC, as administrative agent, Bank of America, N.A. and SunTrust Bank, as co-documentation agents, ING Capital LLC and Royal Bank of Canada, as co-syndication agents, other lenders party thereto, and CIT, as sole lead arranger and bookrunner. The Credit Agreement replaced the Company’s previous credit facility with CIT Healthcare LLC.

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

Under the Credit Agreement the outstanding principal amount of the loans accrues interest at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement) at the Company’s election. The Company may, from time-to-time, request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 2.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 3.5%). The conversion to a LIBOR Loan may be selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months is selected by the Company interest is payable quarterly. If not renewed by the Company subject to CIT approval, the loan will automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to the Company’s term loan at December 31, 2008 was 5.7%. In addition, the Company is subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of December 31, 2008, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2007, there were seven letters of credit in the amount of approximately $13.1 million and five letters of credit as of December 31, 2008 in the amount of approximately $6.8 million collateralized under the revolving credit facility. At December 31, 2007 and 2008, the Company’s available credit under the revolving credit facility was $26.9 million and $33.2 million, respectively.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, the Company is required to maintain certain financial covenants under the Credit Agreement. Prior to the amendment to the Credit Agreement described below, the Company anticipated that it would not be in compliance with certain financial covenants as of December 31, 2008. Further, the Company is prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

The Company’s obligations under the Credit Facility are guaranteed by all of its present and future domestic subsidiaries (the “Guarantors”) other than the Company’s insurance subsidiaries and managed entities. The Company’s and each Guarantors’ obligations under the Credit Facility are secured by a first priority lien, subject to certain permitted encumbrances, on the Company’s assets and the assets of each Guarantor, including a pledge of 100% of the issued and outstanding stock of the Company’s domestic subsidiaries and 65% of the issued and outstanding stock of its first tier foreign subsidiaries. If an event of default occurs, including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or particular covenant defaults, as more fully described in the Credit Agreement, the required lenders may cause CIT to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Credit Agreement, the initiation of any bankruptcy or related proceedings will automatically cause all unpaid principal and any accrued and unpaid interest and all fees and expenses to become due and payable. In addition, it is an event of default under the Credit Agreement if the Company defaults on any indebtedness having a principal amount in excess of $5.0 million.

Each extension of credit under the Credit Facility is conditioned upon: (i) the accuracy in all material respects of all representations and warranties in the definitive loan documentation; and (ii) there being no default or event of default at the time of such extension of credit. Under the repayment terms of the Credit Agreement, the Company is obligated to repay the term loan in quarterly installments on the last day of each calendar quarter, which commenced on March 31, 2008, so that the following percentages of the term loan borrowed on the closing date are paid as follows: 5% in 2008, 7.5% in 2009, 10% in 2010, 12.5% in 2011, 15% in 2012 and the remaining balance in 2013. With respect to the revolving credit facility, the Company must repay the outstanding principal balance and any accrued but unpaid interest by December 2012. The Company may at any time and from time-to-time prepay the Credit Facility without premium or penalty, provided that it may not re-borrow any portion of the term loan repaid.

The credit facility also requires the Company to prepay the loan in an aggregate amount equal to 100% of the net cash proceeds of any disposition, or, to the extent the applicable net cash proceeds exceed $500,000. Notwithstanding the foregoing, if at the time of the receipt or application of such net cash proceeds no default or event of default has occurred and is continuing and the Company delivers to the Administrative Agent a certificate, executed by the Company’s chief financial officer, that it intends within three hundred sixty-five days after receipt thereof to use all or part of such net cash proceeds either to purchase assets used in the ordinary course of business of the Company and its subsidiaries or to make capital expenditures, the Company may use all or part of such net cash proceeds in the manner set forth in such certificate; provided, however, that, (A) any such net cash proceeds not so used within the period set forth in such certificate shall, on the first business day immediately following such period, be applied as a prepayment and (B) any assets so acquired shall be subject to the security interests under the collateral documents in the same priority (subject to permitted liens) as the assets subject to such disposition or involuntary disposition.

The Company agreed with CIT to subordinate its management fee receivable pursuant to management agreements established with the Company’s managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to the Company are subordinated to the claims of CIT in the event one of these managed entities defaults under its credit facility with CIT Healthcare LLC. As of December 31, 2007 and 2008, approximately $5.7 million and $733,000 of the Company’s management fees receivable related to these managed entities was subject to this subordination agreement.

On March 11, 2009, the Company agreed with its creditors to amend certain terms in the Credit Agreement (“Amendment No. 1 to the Credit Agreement” and, together with the Credit Agreement, the “Amended Credit Agreement”) to, among other things:

•	decrease the revolving credit facility from $40 million to $30 million;

•

increase the interest rate spread on the annual interest rate from LIBOR plus 3.5% to LIBOR plus 6.5% and, with respect to Base Rate Loans (as such term is defined in the Credit Agreement), increase the interest rate spread on the annual interest rate from Base Rate plus 2.5% to Base Rate plus 5.5% effective March 11, 2009; provided the interest rate will be adjusted upwards and the Company will incur a fee if certain consolidated senior leverage ratios exceed the corresponding ratio ceilings set forth in Amendment No. 1 to the Credit Agreement determined as of September 30, 2009 and December 31, 2009;

•

amend certain financial covenants to change the requirements to a level where the Company met the requirements for the fourth quarter of 2008 and the Company believes it will meet the requirements for 2009;

•

establish a new financial covenant through December 31, 2009 based upon the Company’s operations maintaining a minimum earnings before interest, taxes, depreciation and amortization level (as such term is defined in Amendment No. 1 to the Credit Agreement) commencing with the three months ending March 31, 2009; and,

•

require the Company to deliver to the lenders monthly consolidated financial statements and a 13-week rolling cash flow forecast each week from the effective date of Amendment No. 1 to the Credit Agreement to December 31, 2009.

In exchange for the amendments described above, the Company agreed to pay an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan (as such terms are defined in the Amended Credit Agreement)). In addition, in connection with this transaction, the Company incurred costs and expenses of approximately $1.5 million, including arrangement, legal, accounting and other related costs.

11.    Interest Rate Swap

On February 27, 2008, the Company entered into an interest rate swap to convert a portion of its floating rate long-term debt to fixed rate debt. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. The Company entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, the Company receives interest equivalent to three-month LIBOR and pays a fixed rate of interest of 3.026% with settlement occurring quarterly. The Company recorded the fair market value of its interest rate swap as a cash flow hedge on its balance sheet and has marked it to fair value through other comprehensive income. The change in fair value of the interest rate swap resulted in a loss, before taxes, of approximately $1.6 million as of December 31, 2008, which is reflected in “Accumulated other comprehensive income, net of tax” and “Current portion of interest rate swap” and “Other long-term liabilities” in the accompanying consolidated balance sheet. The net interest expense that was charged to earnings during 2008 in relation to the interest rate swap was approximately $186,000. The amount of the existing loss recorded in accumulated other comprehensive income that is expected to be reclassified into earnings within the next twelve months is approximately $1.4 million.

12.    Business Segments

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

The Company’s actual operating contribution margins by operating entity related to Social Services range from approximately 2% to 12%. The Company believes that the long term operating contribution margins of its operating entities within Social Services will approximate between 10% and 15% as the respective entities’

markets mature, the Company cross sells its services within markets, and its operating model is standardized among entities including recent acquisitions. The Company also believes that its targeted contribution margin of approximately 15% is allowable by its state and local governmental payers over the long term.

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

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those of the consolidated Company described in note 1 above. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including client services expense, general and administrative expense, asset impairment charges, and depreciation and amortization) but is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest income and interest expense. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. All intercompany transactions have been eliminated.

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2007 and 2008. In addition, except for the asset impairment charges recognized for the year ended December 31, 2008 discussed in note 8 above, none of the segments have significant non-cash items other than depreciation and amortization in reported income.

	For the year ended December 31, 2007
	Social Services(c)	NET Services	Corporate(a)(b)	Consolidated Total
Revenues	$262,198,859	$22,866,709	$101,051	$285,166,619

Depreciation and amortization	$4,496,197	$492,898	$—	$4,989,095

Operating income	$23,265,781	$2,345,335	$101,051	$25,712,167

Net interest expense (income)	$(209,264)	$1,810,776	$—	$1,601,512

Total assets	$211,109,778	$318,945,932	$21,927,945	$551,983,655

Capital expenditures	$1,196,150	$158,045	$594,843	$1,949,038

	For the year ended December 31, 2008
	Social Services(c)(d)	NET Services(e)	Corporate(a)(b)	Consolidated Total
Revenues	$310,529,499	$381,106,735	$34,036	$691,670,270

Depreciation and amortization	$5,534,242	$7,187,252	$—	$12,721,494

Operating income (loss)	$(50,975,738)	$(98,374,986)	$34,036	$(149,316,688)

Net interest expense (income)	$(506,992)	$19,106,519	$—	$18,599,527

Total assets	$153,891,688	$204,847,944	$6,923,601	$365,663,233

Capital expenditures	$1,470,170	$2,487,557	$706,280	$4,664,007

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	At December 31, 2007 and 2008, Corporate assets include cash totaling approximately $18.0 million and $4.6 million, notes receivable totaling approximately $2.2 million and $225,000, property and equipment totaling approximately $1.1 million and $1.4 million, and other assets of approximately $700,000 and $721,000, respectively.
(c)	Excludes intersegment revenues of approximately $182,000 that have been eliminated in consolidation for 2008.
(d)	Includes a non cash impairment charge to goodwill and certain intangible assets of approximately $60.7 million and $2.2 million, respectively.
(e)	Includes a non cash impairment charge to goodwill and certain intangible assets of approximately $96.0 million and $11.0 million, respectively.

The following table details the Company’s revenues, net income and long-lived assets by geographic location.

	For the year ended December 31, 2007
	United States(b)	Canada(b)	Consolidated Total
Revenue	$271,853,847	$13,312,772	$285,166,619

Net income	$13,519,068	$869,606	$14,388,674

Long-lived assets	$374,053,183	$16,472,903	$390,526,086

	For the year ended December 31, 2008
	United States(a)(b)	Canada(a)(b)	Consolidated Total
Revenue	$663,712,020	$27,958,250	$691,670,270

Net loss	$(149,039,617)	$(6,565,056)	$(155,604,673)

Long-lived assets	$199,787,519	$6,522,002	$206,309,521

(a)	Includes a non-cash impairment charge of $163.6 million related to our domestic operations and $6.3 million related to our Canadian operations, respectively.
(b)	There was no single payer from which 10% or more of the Company’s revenue was derived for the years ended December 31, 2007 and 2008.

13.    Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. No shares of preferred stock were outstanding as of December 31, 2008.

During the year ended December 31, 2008, the Company granted a total of 425,912 ten-year options (including 3,334 fully vested options to a former director of the Company under a consulting agreement between the former director and the Company as more fully described in note 17) under the 2006 Long-Term Incentive Plan (“2006 Plan”) to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the non-employee members of its board of directors, executive officers and certain key employees. The option exercise price for all options granted was between $0.95 to $26.14 and the options were set to vest in various installments at various times over the next three years prior to the acceleration of vesting described in note 17. The weighted-average fair value of the options granted during the year ended December 31, 2008 totaled $6.85 per share.

The Company granted a total of 426,452 shares of restricted stock (including 380,000 fully vested shares of restricted stock to non-employee directors and executive officers and 667 shares to a former director of the Company under a consulting agreement as more fully described in note 17) to certain executive officers, non-employee directors and key employees of the Company during the year ended December 31, 2008. These awards were set to vest equally and at various times over the next three years prior to the acceleration of vesting described in note 17. The weighted-average fair value of the restricted stock awards granted during the year ended December 31, 2008 totaled $4.00 per share.

The Company issued 567,645 shares of its common stock to its employees upon the vesting of certain restricted stock awards granted in 2006, 2007 and 2008 (which includes 506,473 shares of restricted stock that were fully vested on December 30, 2008 upon the acceleration of vesting described in note 17) under the Company’s 2006 Plan. In connection with the vesting of these restricted stock awards (excluding the shares of restricted stock that became fully vested on December 30, 2008), 7,742 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the Federal and state taxing authorities. These shares were placed in treasury.

During the year ended December 31, 2008, the Company issued 10,304 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan (“1997 Plan”), and 23,200 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan (“2003 Plan”).

On May 14, 2008, the Company issued an aggregate of 78,740 shares of its unregistered common stock valued at approximately $2.2 million, to the former members of WD Management to partially fund the Company’s obligations to these members under earn out provisions of the purchase agreement related to its acquisition of WD Management in 2006.

At December 31, 2007 and 2008, there were 12,756,392 and 13,462,356 shares of the Company’s common stock outstanding, respectively, (including 612,026 and 619,768 treasury shares at December 31, 2007 and 2008, respectively) and no shares of preferred stock outstanding.

The following table reflects the total number of shares of the Company’s common stock reserved for future issuance as of December 31, 2008:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	1,351,112
Exchangeable shares issued in connection with the acquisition of WCG that are exchangeable into shares of the Company’s common stock	273,197
Convertible senior subordinated notes	2,224,320

Total shares of common stock reserved for future issuance	3,848,629

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

On December 9, 2008, the Board of Directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.001 per share. The dividend was payable on December 22, 2008 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $15.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in the Preferred Stock Rights Agreement, dated December 9, 2008 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as Rights Agent, which provides for a stockholder rights plan.

Initially, the Rights are attached to all outstanding shares of the Company’s common stock and no separate Rights certificates will be issued until the distribution date (as defined in the Rights Agreement). The Rights are not exercisable until the distribution date. The Rights will expire on December 9, 2011, unless this date is amended or unless the Rights are earlier redeemed or exchanged by the Company. In addition, the Rights Agreement also provides that the Rights among other things: (i) will not become exercisable in connection with a qualified fully financed offer for any or all of the outstanding shares of the Company’ s common stock (as described in the Rights Agreement); (ii) permit each holder of a Right to receive, upon exercise, shares of the Company’s common stock with a value equal to twice that of the exercise price of the Right if 20% or more of the Company’s outstanding common stock is acquired by a person or group; and (iii) in the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has acquired 20% or more of the Company’s outstanding common stock, will allow each holder of a Right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right.

The number of outstanding Rights and the number of one one-hundredths of a Preferred Share to be issued upon exercise of each Right are subject to adjustment under certain circumstances. Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one share of the Company’s common stock. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights will not prevent a takeover of the Company. However, the Rights may cause substantial dilution to a person or group that acquires 20% or more of the Company’s outstanding common stock. The Rights however, should not interfere with any merger or other business combination approved by the Board.

14.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

	Year ended December 31,
	2006	2007	2008
Numerator:
Net income (loss) available to common stockholders, basic and diluted	$9,381,318	$14,388,674	$(155,604,673)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	11,472,408	11,865,402	12,531,869
Effect of dilutive securities:
Common stock options and restricted stock awards	203,915	181,719	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares assumed conversion	11,676,323	12,047,121	12,531,869

Basic earnings (loss) per share	$0.82	$1.21	$(12.42)

Diluted earnings (loss) per share	$0.80	$1.19	$(12.42)

All potentially dilutive securities were anti-dilutive for purposes of computing diluted earnings per share for the year ended December 31, 2008 as the Company recorded a net loss available to common stockholders for this period. Potentially dilutive securities included employee stock options to purchase 1,021,508 shares of stock and 1,678,740 shares of common stock on an assumed conversion basis related to the Notes.

For the years ended December 31, 2006 and 2007, employee stock options to purchase 25,850 and 21,826 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been anti-dilutive. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the year ended December 31, 2007 as it would have been anti-dilutive.

15.    Leases

Sale-leaseback

The Company sold its corporate office building in Tucson, Arizona in 2005 and leased the office space back. As a result of this transaction, a gain of approximately $185,000 was deferred and is being amortized to income in proportion to rent charged over the initial seven year term of the lease. Approximately $27,140 of the realized gain was recognized for each of the years ended December 31, 2006, 2007 and 2008, respectively. At December 31, 2008, the remaining deferred gain of approximately $102,000 is shown as “Deferred revenue” in the Company’s consolidated balance sheet. The minimum lease payments required by this lease are reflected in the future minimum payments under the non-cancellable operating leases table below.

Capital leases

The Company acquired leases for certain vehicles classified as capital leases in connection with the acquisition of LogistiCare in December 2007. Additionally, the Company has various capital leases related to office equipment. The cost of vehicles and equipment under capital leases is included in the accompanying consolidated balance sheet at December 31, 2007 and 2008 as property and equipment and was approximately $292,000 and $313,000, respectively. Accumulated amortization of the leased vehicles at December 31, 2007 and 2008 was approximately $5,000 and $88,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense in the consolidated statement of operations for the years ended December 31, 2007 and 2008. Capital lease obligations of approximately $226,000 and $100,000 as of December 31, 2007 and 2008, respectively, are included in “Accrued expenses” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

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

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2008:

	Capital Leases	Operating Leases
2009	$88,909	$12,081,325
2010	7,240	9,183,664
2011	7,240	6,016,238
2012	5,800	2,974,850
2013	2,242	1,170,482
Thereafter	—	15,470

Total future minimum lease payments	111,431	$31,442,029

Less: amount representing interest	11,853

Present value of net minimum lease payments (including current portion of $83,150)	$99,578

Rent expense related to operating leases was approximately $7.0 million, $10.0 million and $15.1 million, for the years ended December 31, 2006, 2007 and 2008, respectively.

16.    Retirement Plan

Social Services

The Company maintains qualified defined contribution plans under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”), for all employees of its Social Services operating segment as well as corporate personnel. The Company, at its discretion, may make a matching contribution to the plans. The Company’s contributions to the plans were approximately $154,000, $115,000 and $375,000, for the years ended December 31, 2006, 2007 and 2008, respectively.

On August 31, 2007, the Company’s board of directors adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for the Company’s eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. As of December 31, 2008, there were 7 participants in the Deferred Compensation Plan.

NET Services

The Company maintains a qualified defined contribution plan under Section 401(k) of the IRC for all employees of its NET Services operating segment. Under this plan, the Company may contribute an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, the Company may also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event will participant shares of the Company’s matching contribution exceed 1.25% of participants’ compensation for the plan year. For the period from December 7, 2007 (effective date of the LogistiCare acquisition) to December 31, 2007, the Company made contributions to this plan in the amount of approximately $6,000 and for the year ended December 31, 2008, the Company made contributions to this plan totaling approximately $107,000.

The Company also maintains a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of its NET Services operating segment. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. As of December 31, 2008, there were 17 highly compensated employees who participated in this plan.

17.    Stock-Based Compensation Arrangements

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

Stock option awards granted under the 1997 Plan, 2003 Plan and 2006 Plan were generally ten year options granted at fair market value on the date of grant with time based vesting over a period determined at the time the options are granted, ranging from one to four years (which is equal to the requisite service period) prior to the acceleration of vesting noted below. The Company does not intend to pay dividends on unexercised options. New shares of the Company’s common stock are issued when the options are exercised.

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of December 31, 2008:

	Number of shares of the Company’s common stock authorized for issuance		Number of shares of the Company’s common stock remaining available for future grants	Number of shares of the Company’s common stock subject to

				Options	Stock Grants
1997 Plan	428,572		—	12,434	—
2003 Plan	1,400,000		—	760,366	—
2006 Plan	1,800,000	(1)	180,628	578,312	—

Total	3,628,572		180,628	1,351,112	—

(1)	On May 21, 2008, the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2006 Plan by 1,000,000 shares from 800,000 shares to 1,800,000 shares.

On December 30, 2008, a former non-employee director of the Company was awarded an option to purchase 3,334 shares of the Company’s common stock under the 2006 Plan. This award was made pursuant to a consulting agreement between the Company and its former non-employee director for consulting services rendered to the Company in 2008 by the former non-employee director. This action will not result in future additional stock-based compensation expense as this option is a 10 year, fully vested option with an exercise price equal to the closing market price of the Company’s common stock on the date of grant of $1.33. In addition, the former non-employee director was awarded 667 shares of restricted stock, each non-employee director was awarded 30,000 shares of restricted stock and the executive officers as a group were granted an aggregate of 260,000 shares of restricted stock under the 2006 Plan on December 30, 2008. The purpose of awarding the restricted stock to non-employee directors and the executive officers in December 2008 was to better align the interests of the Company, its executives and its stockholders. Further, this action will not result in future additional stock-based compensation expense as these awards are fully vested and the associated stock-based compensation expense of approximately $509,000 was recorded by the Company in 2008 as noted below.

On December 30, 2008, the Compensation Committee of the Board approved, effective as of that date, the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock previously awarded to eligible employees, directors and consultants, including stock options and restricted stock granted to executive officers and non-employee directors, under the Company’s 2006 Plan; provided the equity holder was actively an employee, director or consultant of the Company on December 30, 2008. All other terms of the stock options and restricted stock previously awarded remained the same.

As a result of this action, options to purchase approximately 515,712 shares of the Company’s common stock and restricted stock awards representing 506,473 shares of the Company’s common stock vested in full effective December 30, 2008 as follows:

	Stock Options
	Aggregate number of shares issuable under accelerated options	Weighted-average exercise price per share	Aggregate number of restricted stock shares vested
Non-employee Directors	66,668	$25.52	133,336
Executive Officers as a group	125,743	$26.14	346,944
Other employees	323,301	$13.18	26,193

Total	515,712		506,473

The closing market price of the Company’s common stock on December 30, 2008 was $1.33 and approximately 59,000 options subject to this acceleration have economic value to the holder. Upon the acceleration of all of the options described above effective December 30, 2008 there were options to purchase approximately 578,312 shares of the Company’s common stock exercisable with a weighted-average exercise price of $18.83 per share outstanding under the 2006 Plan.

As a result of the acceleration of vesting of these stock options and restricted stock awards including the grants of restricted stock awards on December 30, 2008, the Company recorded stock-based compensation expense of approximately $5.8 million in 2008, of which approximately $3.8 million is attributable to stock options and restricted stock held by executive management and non-employee directors. The stock-based compensation expense for 2008 is expected to be tax deductible. In determining the amount of stock-based compensation expense related to the acceleration of vesting of the options, the Company applied the actual forfeiture rate for non-employee directors, consultants and executive officers as a group as of December 30, 2008 of 0%.

In connection with the approval of the acceleration of these unvested stock options and restricted stock awards, the Compensation Committee of the Board considered, among other things, the anticipated boost to employee morale expected to result from such action. The Compensation Committee also noted that such acceleration would eliminate the Company’s recognition of any stock compensation expense with respect to these options and awards in future fiscal years. As a result of the vesting acceleration, the Company estimates that it will avoid recognizing a stock-based compensation expense of approximately $3.1 million in 2009, $2.0 million in 2010 and $695,000 in 2011.

SFAS 123R indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R (“APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, for recognition purposes. For this purpose, the Company chose to follow the short-cut method prescribed by FASB Staff Position No. FAS 123(R)-3—“Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” to calculate its APIC pool amount. There was no effect on the Company’s financial results for 2006, 2007 or 2008 related to the application of the short-cut method to determine its APIC pool balance.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008 as all of the outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 for the years ended December 31, 2006, 2007 and 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS 123R and amounted to approximately $192,000 (net of tax of $131,000), $1.4 million (net of tax of $996,000) and $6.3 million (net of tax of $2.5 million), respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates.

Under SFAS 123R, the benefits of tax deductions in excess of the estimated tax benefits of compensation costs resulting from the exercise of stock-based awards are classified as financing cash flows in the consolidated statement of cash flows. For the years ended December 31, 2006 and 2007, the amount of excess tax benefits resulting from the exercise of stock options was approximately $1.9 million and $680,000, respectively. For the year ended December 31, 2008, the Company had a net tax shortfall resulting from the exercise of stock options of approximately $1.3 million (net of approximately $185,000 in excess tax benefits resulting from the exercise of stock options). The excess tax benefit amounts for the years ended December 31, 2006, 2007 and 2008 are reflected as cash flows from financing activities in the accompanying consolidated statements of cash flows.

Prior to the acceleration of vesting in December 2008, stock-based compensation expense was amortized over the vesting period of three to four years with approximately 23%, 30% and 32% recorded as client services expense, and 77%, 70% and 68% as general and administrative expense in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2008:

	Year ended December 31, 2008
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	994,562	$23.55
Granted	425,912	16.16
Exercised	(33,504)	14.01
Forfeited or expired	(35,858)

Outstanding at end of period	1,351,112	$21.45	7.5	$29,900

Vested or expected to vest at end of period	1,351,112	$21.45	7.5	$29,900

Exercisable at end of period	1,351,112	$21.45	7.5	$29,900

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2006, 2007 and 2008 were as follows:

	Year ended December 31,
	2006	2007	2008
Weighted-average grant date fair value	$11.04	$10.75	$6.85
Options exercised:
Total intrinsic value	$4,893,878	$1,269,993	$488,921
Cash received	$6,485,547	$2,353,495	$469,320

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock during the year ended December 31, 2008:

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2007	143,696	$26.78
Granted	426,452	$4.00
Vested	(567,645)	$9.67
Forfeited	(2,503)	$25.50

Non-vested at December 31, 2008	—	$—

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of December 31, 2008, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The total fair value of shares vested was $0, $1.6 million and $10.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

The fair value of each stock option awarded during the years ended December 31, 2006, 2007 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Year ended December 31,
	2006	2007	2008
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	33.9%	34.1%-34.5%	34.7%-89.3%
Risk-free interest rate	5.0%	4.7%-4.9%	1.6%-3.5%
Expected life of options	5	6	5-6

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options were based upon the “simplified method” as that term is defined in Staff Accounting Bulleting No. 107, “Share-Based Payment”. The expected stock price volatility was based on the Company’s historical data. Implied volatility was not considered due to the low volume of traded options on the Company’s common stock.

18.    Income Taxes

The federal and state income tax provision is summarized as follows:

	Year ended December 31,
	2006	2007	2008
Federal:
Current	$5,211,611	$5,471,148	$287,101
Deferred	(123,194)	1,515,996	(10,274,362)

	5,088,417	6,987,144	(9,987,261)
State
Current	$1,594,316	$1,793,575	$2,199,934
Deferred	(21,741)	267,529	(4,092,234)

	1,572,575	2,061,104	(1,892,300)
Foreign
Current	$—	$701,401	$(245,018)
Deferred	—	(27,668)	(186,963)

	—	673,733	(431,981)

Total provision for income taxes	$6,660,992	$9,721,981	$(12,311,542)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2006	2007	2008
Federal statutory rates	35%	35%	35%

Federal income tax at statutory rates	$5,614,810	$8,438,731	$(58,790,996)
Goodwill impairment	—	—	46,634,045
Change in valuation allowance	69,307	60,000	54,165
State income taxes, net of federal benefit	909,497	1,237,604	(1,229,995)
Difference between federal statutory and foreign tax rate	—	(68,083)	29,340
Stock option expense	—	—	837,047
Meals and Entertainment	—	124,138	95,619
Other	67,378	(70,409)	59,233

Provision for income taxes	$6,660,992	$9,721,981	$(12,311,542)

Effective income tax rate	42%	40%	7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$4,800,000	$4,563,000
Accounts receivable	770,000	1,492,000
Property and equipment	136,000	213,000
Accrued items and prepaids	996,000	1,186,000
Nonqualified stock options	828,000	1,032,000
Start up costs	6,000	5,000
AMT credit carryforward	113,000	333,000
Interest rate swap	—	653,000
Other	—	198,000

	7,649,000	9,675,000
Deferred tax liabilities:
Cash to accrual adjustment for acquired entity	117,000	—
Prepaids	811,000	767,000
Property and equipment	494,000	337,000
Goodwill and intangibles	31,304,000	13,214,000
Other	61,000	274,000

	32,787,000	14,592,000

Net deferred tax (liabilities)	(25,138,000)	(4,917,000)
Less valuation allowance	(368,000)	(422,000)

Net deferred tax (liabilities)	$(25,506,000)	$(5,339,000)

Current deferred tax assets, net of $296,000 and $252,000 valuation allowance for 2007 and 2008, respectively	$5,094,000	$4,757,000
Noncurrent deferred tax liabilities, net of $72,000 and $170,000 valuation allowance for 2007 and 2008, repectively	(30,600,000)	(10,096,000)

	$(25,506,000)	$(5,339,000)

During the year ended December 31, 2008, $16.5 million of federal net operating losses were utilized.

At December 31, 2008, the Company had approximately $8.8 million of federal net operating loss carryforwards which expire in years 2011 through 2026 and $34.8 million of state net operating loss carryforwards which expire as follows:

2011	108,729
2012	1,252,993
2013	563,950
Thereafter	32,885,159

$34,810,831

As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the IRC), the Company’s ability to utilize its net operating losses is restricted, however the Company has determined that it will ultimately be able to utilize the full amount of the net operating loss carryforwards prior to their expiration.

The net change in the total valuation allowance for the year ended December 31, 2008 was $54,000. The valuation allowance includes $9.2 million of state net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2006 and 2007 in the amount of $1.9 million and $680,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity.

The Company recognized a net tax shortfall related to stock option plans for the year ended December 31, 2008 in the amount of $1.3 million. This was recorded as a reduction of deferred tax assets and a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity.

The Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. The Company is not aware of any issues that would cause a significant amount of unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. The Company has not included any amounts of interest and penalties in income tax expense for the fiscal years 2007 and 2008 and has not accrued interest and penalties as of December 31, 2007 and 2008. A reconciliation of the liability for unrecognized income tax benefit is as follows:

	December 31, 2007	December 31, 2008
Unrecognized tax benefits, beginning of year	$—	$—
Increase (decrease) related to prior year positions		169,000
Increase related to current year tax positions	—	—
Settlements	—	—
Unrecognized tax benefits, end of year	—	169,000

As of December 31, 2008, $50,000 of the unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States, four years for Canada, and between eighteen months and four years for states. The Company is subject to the following material taxing jurisdictions: United States, Canada, California, and Virginia. The tax years that remain open for examination by the United States, and Virginia jurisdictions are years ended December 31, 2005, 2006, 2007 and 2008; the California filings that remain open to examination are years ended December 31, 2004, 2005, 2006, 2007 and 2008.

Residual United States income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiary. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form or dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes payable to Canada less an adjustment for foreign tax credits.

19.    Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

In accordance with an earn out provision in the purchase agreement related to the acquisition of WCG, the Company agreed to make an earn out payment up to a total of approximately CAD $10.8 million (determined as of December 31, 2008) in the first quarter of 2009 based on the financial performance of WCG during the period from August 1, 2007 to December 31, 2008 (“Earn Out Period”). As of December 31, 2008, the Company determined that the financial performance of WCG during the Earn Out Period did not meet the requirements of the earn out provision. Accordingly, the Company believes it is not obligated to make an earn out payment to the sellers.

The Company agreed to pay an additional amount under an earn out provision contained in the merger agreement related to the purchase of LogistiCare based on certain consolidated financial earnings results of LogistiCare for fiscal years 2007 and 2008. As of December 31, 2008, the Company determined that the consolidated financial earnings results of LogistiCare for fiscal years 2007 and 2008 did not meet the requirements of the earn out provision; accordingly, the Company believes it has no obligation to make additional payments to the seller under the merger agreement.

The Company has two deferred compensation plans for management and highly compensated employees as more fully described in note 16 above. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $190,000 and $273,000 at December 31, 2007 and 2008, respectively.

20.    Transactions with Related Parties

Mr. Geringer, one of the Company’s directors, resigned from his position as a member of the Board on April 10, 2008. Prior to his resignation the following transaction was deemed to be a related party transaction. Mr. Geringer is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc. (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was signed and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $87,000, $230,000 and $245,000 for the years ended December 31, 2006, 2007 and 2008, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $273,000, $393,000 and $509,000 for the years ended December 31, 2006, 2007 and 2008, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2007 and 2008 were approximately $221,000 and $448,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. Prior to August 2008, the Company reimbursed Las Montanas Aviation, LLC for the actual cost of use of $1,400 per flight hour. Beginning in August 2008, the Company pays a flat monthly fee of $9,000 plus the cost of fuel per use. For the years ended December 31, 2006, 2007 and 2008, the Company paid Las Montanas Aviation, LLC approximately $149,000, $133,000 and $76,000, respectively, for use of the airplane for business travel purposes.

21.    Subsequent Events

On March 11, 2009, the Company entered into Amendment No. 1 to the Credit Agreement with CIT and the lenders named therein as more fully described in note 10 above.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 14, 2008, the Audit Committee of our Board of Directors dismissed McGladrey & Pullen, LLP, or M&P, as our independent auditor effective April 14, 2008.

During its tenure, M&P issued reports on our consolidated balance sheets as of December 31, 2007, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years ended December 31, 2007, 2006, 2005 and 2004. The reports of M&P on the foregoing financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2007 and through April 14, 2008, there were no disagreements between us and M&P on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of M&P would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statements.

During the two fiscal years ended December 31, 2007 and through April 14, 2008 , there were no reportable events with M&P as set forth in Item 304 (a)(1)(v) of Regulation S-K.

On April 22, 2008, we, upon the approval of the Audit Committee of our Board of Directors, engaged KPMG LLP, or KPMG, as our new independent accountants to audit our financial statements for the year ended December 31, 2008. At the time of their appointment, KPMG has not audited our financial statements in the two most recent fiscal years or any interim period. During our two most recent fiscal years and the subsequent interim period through April 22, 2008, we consulted with KPMG regarding the application of accounting principles covering our purchase price accounting and issuance of convertible senior subordinated notes in connection with our acquisition of Charter LCI Corporation in December 2007. Due to the size and complexity of this transaction,

KPMG was consulted with respect to the application of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” to our allocation of the purchase price to acquire Charter LCI Corporation. In addition, KPMG provided guidance with respect to the application of Accounting Principle Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrant,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and associated accounting principles literature to our issuance of convertible senior subordinated notes in connection with our acquisition of Charter LCI Corporation. We also consulted with KPMG regarding the balance sheet classification of a non-controlling interest in the form of convertible preferred shares which were issued in connection with our acquisition of WCG International Ltd. in 2007. In addition, we also consulted with KPMG regarding the application of SFAS No. 109, “Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in connection with the preparation of our income tax provision. Decisions regarding the accounting treatment of these items were made by the Company based upon the interpretive guidance provided by KPMG related to the application of applicable accounting principles. Our accounting for the above mentioned matters was consistent with the views provided by KPMG. Except for the consultations described above, during the period referred to above, we did not consult with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements. In addition, we have not consulted KPMG regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K) during the two most recent fiscal years and the subsequent interim period through April 22, 2008. In the course of its discussions concerning the appointment, we did provide and discuss with KPMG the information with respect to the dismissal of M&P, our former independent accounting firm, included in our Current Report on Form 8-K which was filed with Securities and Exchange Commission on April 18, 2008.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2008) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2008. The quarter ended December 31, 2008 was the first quarter in which Charter LCI and its subsidiaries (acquired by the Company in December 2007) were required to be part of the Company’s controls subject to its evaluation of Internal Control.

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

(d) Management’s report on internal control over financial reporting

Management’s report on internal control over financial reporting is presented in Part II, Item 8, of this report and is hereby incorporated by reference.

(e) Attestation report of the registered public accounting firm

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

Information required by this Item is incorporated by reference from our 2009 Proxy Statement including, but necessarily limited to, the sections “Corporate Governance” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from our 2009 Proxy Statement including, but not necessarily limited to, the sections “Voting Securities of Certain Beneficial Owners and Management”. See Part II-Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K for certain information regarding our equity compensation plans, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference from our 2009 Proxy Statement including, but not necessarily limited to, the section “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference from our 2009 Proxy Statement including, but not necessarily limited to, the section “Independent Public Accountants”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2008 and 2007;

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2008, 2007 and 2006; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$2,615,681	$3,768,117	$1,635,782	(1)	$4,585,891	(3)	$3,433,689
Deferred tax valuation allowance	368,263	54,165	—		—		422,428

Year Ended December 31, 2007:
Allowance for doubtful accounts	$5,336,864	$675,378	$980,245	(2)	$4,376,806	(3)	$2,615,681
Deferred tax valuation allowance	371,452	—	—		3,189		368,263

Year Ended December 31, 2006:
Allowance for doubtful accounts	$522,762	$4,907,979	$—		$93,877	(3)	$5,336,864
Deferred tax valuation allowance	302,145	69,307	—		—		371,452

Notes:

(1)	Amount primarily represents the allowance for contractual adjustments related to our non-emergency transportation management services operating segment that are recorded as adjustments to non-emergency transportation services revenue.
(2)	Beginning balance for allowance for doubtful accounts for Maple Star Oregon and LogistiCare, Inc.
(3)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1(1)	Purchase Agreement dated as of February 1, 2006 by and between The Providence Service Corporation and A to Z In-Home Tutoring, LLC, Scott Hines and Ann-Riley Caldwell, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2(2)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A Pille, Keith F. Noble and Marilyn L. Nolan. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(3)	Asset Purchase Agreement dated as of August 4, 2006 by and between Providence Community Services, Inc., a wholly owned subsidiary of The Providence Service Corporation, and Ross Education, LLC and The Providence Service Corporation (as Guarantor). (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4(4)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.5(5)	Asset Purchase Agreement dated as of October 5, 2007 by and among Children’s Behavioral Health, Inc., Family & Children’s Services, Inc. and Mary L. White, as shareholder. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6(6)	Agreement and Plan of Merger, dated as of November 6, 2007, by and among The Providence Service Corporation, Charter LCI Corporation, CLCI Agent, LLC, as Stockholders’ Representative, and PRSC Acquisition Corporation, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 10, 2008.

3.2(7)	Amended and Restated Bylaws of The Providence Service Corporation, effective February 24, 2009.

4.1(8)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(9)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(10)	Preferred Stock Rights Agreement, dated as of December 9, 2008, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(11)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(12)	2003 Stock Option Plan, as amended.

+10.3(13)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(14)	Providence Service Corporation Deferred Compensation Plan.

10.5(15)	Second Amended and Restated Registration Rights Agreement by and among The Providence Service Corporation, Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Petra Mezzanine Fund, L.P., Harbinger Mezzanine Partners, L.P., Geringer Family Trust u/a June 26, 1996, Lynn C. Chalache, Jane B. Terrell and Jill MacAlister, dated as of July 30, 2003.

10.6(9)	Note Purchase Agreement, dated November 6, 2007, by and among The Providence Service Corporation and the purchasers named therein. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.7(8)	Amendment No. 1 to Note Purchase Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.8(8)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.9(6)	Credit and Guaranty Agreement, dated as of December 7, 2007, by and among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. and SunTrust Bank, ING Capital LLC and Royal Bank of Canada, the other lenders party thereto and CIT Capital Securities LLC, as sole lead arranger and bookrunner. (Certain schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.10(21)	Amendment No. 1 dated as of March 11, 2009 to the Credit and Guarantee Agreement among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. SunTrust Bank, ING Capital LLC and Royal Bank of Canada.

10.11(8)	Escrow Agreement, dated November 13, 2007, by and among The Providence Service Corporation, The Bank of New York Trust Company, N.A., as Escrow Agent, and The Bank of New York Trust Company, N.A., as Trustee.

+10.12(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.13	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.14(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

+10.15	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

+10.16(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

+10.17	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

+10.18(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

+10.19	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

+10.20(6)	Employment Agreement of John Shermyen dated as of November 6, 2007.

+10.21	Amendment No. 1 dated March 3, 2009 to the Employment Agreement of John Shermyen dated as of November 6, 2007.

+10.22(17)	Annual Incentive Compensation Plan.

+10.23(18)	Form of Restricted Stock Agreements, as amended.

+10.24(19)	Form of Stock Option Agreements.

10.25(20)	Consulting Agreement dated as of April 11, 2008 between The Providence Service Corporation and Steven I. Geringer.

12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of McGladrey & Pullen, LLP.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.
(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.
(7)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(8)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.
(9)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008.
(11)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(12)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(13)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 25, 2008
(14)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.
(15)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 333-106286) filed with the Securities and Exchange Commission on July 31, 2003.
(16)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.
(17)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008.
(18)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
(19)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(20)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.
(21)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer

Dated: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLETCHER JAY McCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)	March 30, 2009

/s/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009

/s/ WARREN RUSTAND Warren Rustand	Director	March 30, 2009

/s/ CRAIG A. NORRIS Craig A. Norris	Director; Chief Operating Officer	March 30, 2009

/s/ HUNTER HURST, III Hunter Hurst, III	Director	March 30, 2009

/s/ KRISTI L. MEINTS Kristi L. Meints	Director	March 30, 2009

/s/ RICHARD SINGLETON Richard Singleton	Director	March 30, 2009