Form 10-K/A
period 2008-12-31
PROVIDENCE SERVICE CORP
filed 2009-04-28
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 20, 2009, there were outstanding 12,855,091 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2009 Annual Meeting of Stockholders. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2008, or April 30, 2009. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Part III below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “we,” “our,” and “us” refer to The Providence Service Corporation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the current directors as of April 20, 2009:

Name	Age	Class	Term Expires
Hunter Hurst, III (1)(2)(3)	70	1	2010
Fletcher Jay McCusker	59	3	2009
Kristi L. Meints (1)(2)(3)	54	3	2009
Craig A. Norris	41	1	2010
Warren S. Rustand (1)(2)(3)(4)	66	2	2011
Richard Singleton (1)(2)(3)	73	2	2011

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Lead Director.

There are no family relationships among the current directors or executive officers of the Company.

The following is a brief summary of the background of each director:

Hunter Hurst, III has served as our director since December 1996 and chairperson of the nominating and corporate governance committee of our board of directors since May 2005. Mr. Hurst has served as Director of the National Center for Juvenile Justice from its founding in 1973 until his retirement in May 2008. The Center (NCJJ) is the leading resource for juvenile justice research and statistics in the western hemisphere. He has directed over thirty applied research studies and has authored numerous publications relating to juvenile issues. He received his bachelor’s degree in psychology and master’s degree in social work from Louisiana State University in 1960 and 1965, respectively.

Fletcher Jay McCusker has served as our chairman of the board of directors and chief executive officer since our company was founded in December 1996. Prior to founding our company, Mr. McCusker served as executive vice president of Youth Services International, Inc., a Nasdaq listed company that provided private institutional care for at-risk youth, from July 1995 until December 1996. From September 1992 until July 1995, he served as chief executive officer of Introspect Healthcare Corporation, a large multi-state behavioral health provider. In 1983, Mr. McCusker co-founded a mental health care company, Century Healthcare, which was sold to New York Stock Exchange listed Columbia Healthcare in 1992. Mr. McCusker received a bachelor’s degree in rehabilitation from the University of Arizona in 1974 and completed the public programs graduate program without a terminal degree at Arizona State University in 1982.

Kristi L. Meints has served as our director and chairperson of the audit committee of our board of directors since August 2003. Since January 2005 and from August 1999 until September 2003, she has served as vice president and chief financial officer of Chicago Systems Group, Inc., a technology consulting firm based in Chicago, Illinois. From October 2003 through December 2004, she served as chief financial officer of Peter Rabbit Farms, a carrot and vegetable farming business in Southern California. From January 1998 until August 1999, she was interim chief financial officer for Cordon Corporation, a start-up services company. Ms. Meints was group finance director for Avery Dennison Corporation, a New York Stock Exchange listed company that is a multi-national manufacturer of consumer and industrial products, from March 1996 until December 1997. From February 1977 until June 1995, she held a variety of financial positions at SmithKline Beecham Corporation, including as director of finance, worldwide manufacturing animal health products; and as manager of accounting and budgets for Norden Laboratories, Inc., one of its wholly owned subsidiaries. She received a bachelor’s degree in accounting from Wayne State College in 1975 and a master’s degree in business administration from the University of Nebraska in 1984.

Craig A. Norris has served as our director since November 2008 and as our chief operating officer since April 2004 and as president, eastern division, from May 1998 to March 2004. Prior to joining our company, Mr. Norris served as the chief operating officer of Parents and Children Together, Inc., a home based counseling provider from June 1994 until April 1998, which we acquired in February 1997. Mr. Norris was employed as a psychotherapist for the Arizona Department of Health from December 1992 until June 1994. Mr. Norris was a treatment coordinator for the Arizona Center for Clinical Management, a managed care behavioral health care provider for southern Arizona, from May 1992 until December 1992. Mr. Norris received a bachelor’s degree in psychology from the University of Arizona in 1989 and dual master’s degrees in counseling and organizational management from the University of Phoenix in 1993 and 1996, respectively.

Warren S. Rustand has served as our director since May 2005, our lead director since January 2007 and chairperson of the compensation committee since August 2008. Since September 2005, Mr. Rustand has served as Managing Director of SC Capital Partners LLC, an investment banking group which includes: corporate advisory services, a private equity fund, capital sourcing, with a focus on the microcap market. He was previously the Chief Executive Officer of Summit Capital, a firm which specializes in the development of small to midsize companies by sourcing, and structuring financial, and human capital resources for the organization. Mr. Rustand has served as a member of the Board of Directors for over 40 public, private, and not-for-profit organizations. The range of these organizations is from multibillion dollar public companies, to midsize, early stage, and startup companies. Mr. Rustand was Chairman and Chief Executive Officer of Rural Metro Corp., a $600 million emergency services company traded on Nasdaq. In addition, Mr. Rustand has had a long term interest in public policy, and in 1973, was selected as a White House Fellow. During his fellowship, he served in various positions such as special assistant to the Secretary of Commerce and special assistant to the Vice President. In addition, from 1974 to 1976, he served as the Appointments Secretary to the President. Mr. Rustand serves as a director of TLC Vision Corporation, a Nasdaq listed eye-care services company, and the Chairman of its audit committee. He also serves as a director of MedPro Safety Products, Inc., a medical device safety products company, where he chairs the audit committees and serves on other board committees. He received his bachelor’s degree and master’s degree from the University of Arizona in 1965 and 1972, respectively.

Richard Singleton has served as our director since March 1998. Colonel Singleton is a retired United States Army colonel having served in the Army for 30 years. He was one of the founders of Youth Services International, Inc., a Nasdaq listed company that provided private institutional care for at-risk youth. He served as a superintendent of Boys School for the Department of Juvenile Justice State of Florida from June 1999 to July 2004. From January 1997 until June 1999, Colonel Singleton was the Regional Director of operations for Three Springs, Inc., located in Huntsville, Alabama, where he was responsible for the overall operations and management of juvenile justice facilities in the State of Georgia. Colonel Singleton received a bachelor’s degree in education from the South Carolina State University in 1958 and a master’s degree in public administration from the University of Missouri in 1972.

Former Director. On April 10, 2008, Steven I. Geringer resigned his positions as a member of our board of directors and Chairman of the board’s Compensation Committee, for personal reasons. Mr. Geringer will continue to serve our company as a consultant for a period commencing on April 11, 2008 and terminating on May 31, 2010 pursuant to the terms of a consulting agreement entered into between the parties.

The following is a brief summary of the background of each executive officer who is not a director as of April 20, 2009:

Michael N. Deitch, 52, a certified public accountant, has served as our chief financial officer since June 1997. He was named secretary and treasurer in October 1998. Prior to joining our company, Mr. Deitch served as director of financial controls for Crawford & Company, a New York Stock Exchange listed company specializing in health care and business claims adjusting from March 1995 to April 1997. Mr. Deitch founded and served as chief financial officer for Showtime Event Rentals, Inc., an event and party rental company from August 1994 until March 1995. Mr. Deitch served as litigation manager for Raburn and Decosimo, CPAs, a specialized litigation and business valuation firm, from January 1991 until August 1994. Mr. Deitch served as southeast region senior financial analyst and as a senior member of the tax department for Glasrock Home Health Care, Inc., a wholly-owned subsidiary of the New York Stock Exchange listed company British Oxygen Company, now known as the BOC Group, from November 1984 until January 1991. Mr. Deitch received a bachelor’s degree in accounting from the University of Tennessee in 1979 and a master’s degree in business administration from the University of Tennessee in 1981.

Mary J. Shea, 53, has served as our executive vice president of program services since February 2003 and as president of our Arizona operations from February 1997 until February 2003. Ms. Shea served as a member of our board of directors from September 1999 to August 2003. Prior to joining our company, she was the director of case management for Introspect Healthcare Corporation, a large, multi-state behavioral health provider, from October 1995 until February 1997. Ms. Shea worked as a supervisor for the State of Arizona and the Arizona Center for Clinical Management, a managed care entity providing behavioral health services in southern Arizona, from March 1990 until September 1995. She received a bachelor’s degree in natural resources from the University of Wisconsin in 1978.

Fred D. Furman, Esq., 60, has served as our executive vice president since March 2006 and our general counsel since September 2003. From August 2002 until September 2003, Mr. Furman was self-employed as a consultant. Mr. Furman was previously with PMR Corporation, a publicly traded mental health company, from March 1995 until August 2002 (when PMR merged with Psychiatric Solutions, Inc.), where he held a number of positions, including most recently, from September 1997 through August 2002, as its president and general counsel. Mr. Furman is a former partner and head of the litigation department for the Philadelphia law firm of Kleinbard, Bell & Brecker LLP. Mr. Furman received his bachelor’s degree in history from Temple University in 1969 and a juris doctorate degree from Temple University, School of Law in 1973.

John L. Shermyen, 55, has served as chief executive officer of our subsidiary LogistiCare Solutions, LLC, since our acquisition of Charter LCI Corporation in December 2007. As a founder of Charter LCI Corporation in 1995, Mr. Shermyen previously held the titles of president and chief executive officer of Charter LCI Corporation since its inception and chairman from 1999 until 2004. Prior thereto, Mr. Shermyen was founder and chief executive officer of Automated Dispatch Services Inc., a transportation management services company, from 1987 until 1993. Mr. Shermyen received a bachelor’s degree and a master’s degree in geography from the University of Florida in 1976 and 1979, respectively.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently composed of Ms. Meints (Chairperson) and Messrs. Hurst, Rustand and Singleton. Mr. Rustand was appointed to the Audit Committee on August 21, 2008. The Board has determined that each member of the Audit Committee is independent as defined by the applicable Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has also determined that Ms. Meints is an “audit committee financial expert” as defined under Item 407 of SEC Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Providence. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Providence with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and greater than ten percent beneficial stockholders of Providence complied with applicable Section 16(a) requirements during the year ended December 31, 2008 other than (a) Richard Singleton inadvertently reported the wrong transaction code (an “L” rather than an “S”) for an open market sale transaction on a Form 4 which was corrected in an amended Form 4, (b) each of Avalon Correctional Services, Inc., Donald E. Smith, Tiffany D. Smith, Eric S. Gray and Michael Bradley, all of whom are members of the Avalon Group, reported an initial statement of beneficial ownership of securities on Form 3 late and (c) Michael Bradley also reported an acquisition transaction late on a Form 5.

Director Nomination Process

Director Qualifications

Nominees for director will be selected on the basis of outstanding achievement in their careers and other factors including: board experience; education; whether they are independent under applicable Nasdaq listing standards and the SEC rules; financial expertise; integrity; financial integrity; ability to make independent, analytical inquiries; understanding of the business environment; experience in the social services industry and knowledge about the issues affecting the social services industry; and willingness to devote adequate time to Board and committee duties. The proposed nominee should also be free of conflicts of interest that could prevent such nominee from acting in the best interest of Providence and our stockholders. Additional special criteria apply to directors being considered to serve on a particular committee of the Board. For example, members of the Audit Committee must meet additional standards of independence and have the ability to read and understand Providence’s financial statements.

Director Nominee Selection Process

In the case of an incumbent director whose term of office expires, the Nominating and Governance Committee reviews such director’s service to Providence during the past term, including, but not limited to, the number of Board and committee meetings attended, as applicable, quality of participation and whether the candidate continues to meet the general qualifications for a director outlined above, including the director’s independence, as well as any special qualifications required for membership on any committees on which such director serves. To become a nominee, an incumbent director must also submit an irrevocable resignation to the Board that is contingent upon (a) that director receiving less than a majority of the votes cast in the uncontested election, and (b) acceptance of that resignation by the Board in accordance with the policies and procedures adopted by the Board for such purpose. The incumbent director must also complete and submit a questionnaire with respect to his/her background and execute a written representation and agreement (the “Director/Prospective Director Agreement”).

The Director/Prospective Agreement requires directors and nominees to disclose certain types of voting commitments and compensation arrangements and represent that the director or nominee, if elected, would be in compliance with all applicable corporate governance, conflicts of interest, confidentiality, securities ownership and stock trading policies and guidelines of the Company, and also provides for the immediate resignation of a director if such person is found by a court of competent jurisdiction to have breached the Director/Prospective Agreement in any material respect.

In the case of a new director candidate, the selection process for director candidates includes the following steps:

•	identification of director candidates by the Nominating and Governance Committee based upon suggestions from current directors and executives and recommendations received from stockholders;

•	possible engagement of a director search firm;

•	interviews of candidates by the Nominating and Governance Committee;

•	reports to the Board by the Nominating and Governance Committee on the selection process;

•	recommendations by the Nominating and Governance Committee; and

•	formal nominations by the Board for inclusion in the slate of directors at the annual meeting.

New director candidates must also complete and submit a questionnaire with respect to his/her background and execute a Director/Prospective Director Agreement.

The Nominating and Governance Committee will consider properly submitted stockholder recommendations for director candidates. Director candidates recommended by stockholders are given the same consideration as candidates suggested by directors and executive officers. The Nominating and Governance Committee has the sole authority to select, or to recommend to the Board, the nominees to be considered for election as a director.

The officer presiding over the annual meeting of stockholders, in such officer’s sole and absolute discretion, may reject any nomination not made in accordance with the procedures outlined in this Annual Report on Form 10-K and Providence’s amended and restated bylaws. Under Providence’s amended and restated bylaws, a stockholder who desires to nominate directors for election at an annual meeting of stockholders must comply with the procedures summarized below. Providence’s amended and restated bylaws are available, at no cost, at the SEC’s website, www.sec.gov, as Exhibit 3.1 to Providence’s Current Report on Form 8-K filed with the SEC on February 25, 2009 or upon the stockholder’s written request directed to the Company’s Corporate Secretary at the address given below. See “–Stockholder Nominations” below for a description of the procedures that must be followed to nominate a director.

Stockholder Nominations

According to Providence’s amended and restated bylaws, nominations by stockholders for directors to be elected at a meeting of stockholders which have not previously been approved by the Board must be submitted to our Corporate Secretary at 5524 East Fourth Street, Tucson, Arizona 85711 in Nwriting, either by personal delivery, nationally-recognized express mail or United States mail, postage prepaid, at 5524 East Fourth Street, Tucson, Arizona 85711, not earlier than the close of business on the 120th calendar day, and not later than the close of business on the 90th calendar day, prior to the first anniversary of the immediately preceding year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the annual meeting is called for a date that is more than 30 calendar days earlier or more than 60 calendar days later than such anniversary date, notice by the stockholder in order to be timely must be so delivered or received not earlier than the close of business on the 120th calendar day prior to the date of such annual meeting and not later than the close of business on the later of the 90th calendar day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 calendar days prior to the date of such annual meeting, the 10th calendar day following the day on which public disclosure of the date of such annual meeting is first made by the Company. Following the certification of the results of the Annual Meeting, for all future annual stockholder meetings, to be timely, a stockholder’s notice must be received by the Company during the 60 calendar day period ending at the close of business on the 60th calendar day prior to the first anniversary of the immediately preceding year’s annual meeting of stockholders.

Each notice of nomination is required to set forth:

•	a description of the business desired to be brought before the meeting, including the text of the proposal or business and the text of any resolutions proposed for consideration;

•

the name and record address, as they appear on the Company’s stock ledger, of such stockholder and the name and address of any Stockholder Associated Person. A “Stockholder Associated Person” is, with respect to any stockholder, (a) any person controlling, directly or indirectly, or acting in concert with, such stockholder, (b) any beneficial owner of shares of Common Stock of the Company owned of record or beneficially by such stockholder, and (c) any person controlling, controlled by or under common control with such Stockholder Associated Person;

•

(a) the class, series and number of shares of each class and series of capital stock of the Company which are, directly or indirectly, owned beneficially and/or of record by such stockholder or any Stockholder Associated Person, documentary evidence of such record or beneficial ownership, and the date or dates such shares were acquired and the investment intent at the time such shares were acquired, (b) any derivative instrument (as defined in the amended and restated bylaws) directly or indirectly owned beneficially by such stockholder or any Stockholder Associated Person and any other direct or indirect right held by such stockholder or any Stockholder Associated Person to profit from, or share in any profit derived from, any increase or decrease in the value of shares of the Company, (c) any proxy, contract, arrangement, understanding, or relationship pursuant to which such stockholder or any Stockholder Associated Person has a right to vote any shares of any security of the Company, (d) any short interest (as defined in the amended and restated bylaws) indirectly or directly held by such stockholder or any Stockholder Associated Person in any security issued by the Company, (e) any rights to dividends on the shares of the Company owned beneficially by such stockholder or any Stockholder Associated Person that are separated or separable from the underlying shares of the Company, (f) any proportionate interest in shares of the Company or derivative instruments held, directly or indirectly, by a general or limited partnership in which such stockholder or any Stockholder Associated Person is a general partner or, directly or indirectly, beneficially owns an interest in a general partner, and (g) any performance-related fees (other than an asset-based fee) that such stockholder or any Stockholder Associated Person is entitled to based on any increase or decrease in the value of shares of the Company or derivative instruments, if any, as of the date of such notice, including without limitation any such interests held by members of such stockholder’s or any Stockholder Associated Person’s immediate family sharing the same household (which information, in each case, must be supplemented by such stockholder and any Stockholder Associated Person not later than 10 calendar days after the record date for the meeting to disclose such ownership as of the record date);

•

a description of all arrangements or understandings between such stockholder and/or any Stockholder Associated Person and any other person or persons (naming such person or persons) in connection with the proposal of such business by such stockholder;

•

any material interest of such stockholder or any Stockholder Associated Person in such business, individually or in the aggregate, including any anticipated benefit to such stockholder or any Stockholder Associated Person therefrom;

•

a representation from such stockholder as to whether the stockholder or any Stockholder Associated Person intends or is part of a group which intends (1) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve or adopt the proposal and/or (2) otherwise to solicit proxies in support of such proposal;

•

a representation that such stockholder is a holder of record of stock of the Company entitled to vote at such meeting, that such stockholder intends to vote such stock at such meeting, and that such stockholder intends to appear at the meeting in person or by proxy to bring such business before such meeting;

•

whether and the extent to which any agreement, arrangement or understanding has been made, the effect or intent of which is to increase or decrease the voting power of such stockholder or any Stockholder Associated Person with respect to any shares of the capital stock of the Company, without regard to whether such transaction is required to be reported on a Schedule 13D or other form in accordance with Section 13(d) of the Exchange Act or any successor provisions thereto and the rules and regulations promulgated thereunder;

•

such other information regarding each matter of business to be proposed by such stockholder, regarding the stockholder in his or her capacity as a proponent of a stockholder proposal, or regarding any Stockholder Associated Person, that would be required to be disclosed in a proxy statement or other filings required to be made with the SEC in connection with the solicitations of proxies for such business pursuant to Section 14 of the Exchange Act (or pursuant to any law or statute replacing such section) and the rules and regulations promulgated thereunder.

In the event that a special meeting of stockholders is called for the election of directors, a stockholder’s nomination must be delivered to the Company not earlier than the close of business on the 120th calendar day prior to the date of the special meeting and not later than the close of business on the later of the 60th calendar day prior to the date of the special meeting, or, if the first public disclosure made by the Company of the date of the special meeting is less than 70 days prior to the date of the special meeting, not later than the 10th calendar day following the day on which public disclosure is first made of the date of the special meeting. The stockholder submitting a notice of nomination with respect to the election of directors at a special meeting must include, in its timely notice, the same information as set forth above.

A majority of the Board may reject any nomination by a stockholder not timely made or otherwise not made in accordance with the terms of the Company’s amended and restated bylaws. If a majority of the Board reasonably determines that the information provided in a stockholders notice does not satisfy the informational requirements in any material respect, the Secretary of the Company will promptly notify such stockholder of the deficiency in writing. The stockholder will then have an opportunity to cure the deficiency by providing additional information to the Secretary of the Company within such period of time, not to exceed ten (10) days from the date such deficiency notice is given to the stockholder, as a majority of the Board reasonably determines. If the deficiency is not cured within such period, or if a majority of the Board reasonably determines that the additional information provided by the stockholder, together with the information previously provided, does not satisfy the requirements in any material respect, then a majority of the Board may reject such stockholder’s nomination.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

The Board’s Compensation Committee evaluates and approves compensation for our officers. As part of its responsibilities, the Compensation Committee approves and administers their cash compensation, equity compensation and supplementary benefits, as well as our retirement, benefit and special compensation programs.

The discussion and analysis that follows includes sections related to:

•	the objectives of our compensation program;

•

the forms of compensation paid during 2008 to each of our chief executive officer and chief financial officer and the other executive officers named in our summary compensation table for the fiscal year ended December 31, 2008, referred to throughout this Annual Report on Form 10-K as our “Named Executive Officers”:

•	the Compensation Committee’s process for determining Named Executive Officer compensation; and

•	certain determinations made by our Compensation Committee with respect to the various components of our Named Executive Officers’ compensation.

References to “we”, “us” or “our” in this Compensation Discussion and Analysis refer to The Providence Service Corporation and not the Compensation Committee.

Principles and Objectives of our Executive Compensation Program

The objective of our executive compensation program is to provide compensation that will (a) attract and retain high-performing executive managers through a base salary, incentive payments and long-term incentive compensation in the form of equity-based compensation and (b) support the achievement of the goals contained in our annual internal business plan by linking a substantial portion of the executive officer’s compensation to our achievement of such goals. In addition, the executive compensation program seeks to promote enhanced personal performance by linking a portion of the executive officer’s compensation to the achievement of objectives established by the Compensation Committee for the chief executive officer and by the chief executive officer for each of the Company’s other Named Executive Officers and enhance stockholder value by the use of equity compensation to further align the interests of the executive officers with those of our stockholders.

Both management and the Compensation Committee recognize the importance of maintaining sound principles for the development and administration of compensation and benefit programs. The Compensation Committee believes that our executive compensation program provides an overall level of compensation opportunity that is competitive to that offered within our industry. Actual compensation levels may be greater or less than competitive levels based on surveys that are reviewed by the Compensation Committee.

The Compensation Committee intends to continue its strategy of compensating our executives through programs that emphasize performance-based incentive compensation. A significant portion of executive compensation is tied directly to our financial performance (either in the form of short-term cash incentives or long-term equity awards) and is designed to help ensure that there is an alignment between executive compensation and our short and long-term financial performance and between our actual financial performance and our budget.

Forms of Compensation Paid to Named Executive Officers

We provide our Named Executive Officers with some or all of the following forms of compensation:

•

Base salaries. Base salaries are an important element of compensation and are used to provide a fixed amount of cash compensation during the fiscal year to Named Executive Officers under their employment agreements as direct compensation for their regular services to us. Base salary increases are used to reward superior individual job performance of each Named Executive Officer on a day-to-day basis during the year and to encourage them to continue to perform at their highest levels. The base salaries of our executives are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. The effective date of merit increases in our Named Executive Officers’ base salaries is generally January 1st of each year.

Increases in base salaries are based upon individual performance after taking into account the amount we have budgeted for the year for potential merit increases in executive base salaries. They recognize the overall skills, experience and tenure in position of each Named Executive Officer and their responsibilities within, and expected contributions to, our company and also take into consideration the Compensation Committee’s evaluation of the individual’s performance and level of pay compared to comparable companies’ pay levels for similar positions.

•

Performance-Based Cash Bonuses under our Annual Incentive Compensation Program. Annual incentive compensation may be awarded to our Named Executive Officers in the form of cash bonuses. The purpose of such cash bonuses is to provide a direct financial incentive to the executives to achieve our and their annual goals as measured by criteria and objectives set forth at the beginning of the year. Our Compensation Committee has adopted an annual incentive compensation program, or Annual Incentive Plan, which provides our Named Executive Officers with the opportunity to earn a cash bonus payment based on a targeted percentage of their base salaries if specific pre-determined performance measures are attained. We use these cash bonuses to reward Named Executive Officers for their short-term contributions to our performance, as measured by our ability to achieve specified financial and strategic targets within our overall operating plan, and their ability to achieve individual performance objectives.

•

Discretionary Cash Bonuses. In addition to performance-based incentive bonuses earned under our Annual Incentive Plan, the Compensation Committee may also award discretionary cash bonuses to all or certain of the Named Executive Officers based on both their individual performance and our overall performance.

•

Equity Grants under our Annual Equity-Based Compensation Program. Annual compensation may be awarded to our Named Executive Officers in the form of equity-based awards. Each year we primarily use equity grants under our 2006 Plan to ensure the focus of our Named Executive Officers on our key long-term financial and strategic objectives and to encourage them to take into account our and our stockholders’ long-term interests through ownership of our common stock or securities with value tied to our Common Stock. Our Compensation Committee has adopted an annual equity-based compensation program, or Equity-Based Program, which provides equity-based awards to our Named Executive Officers under the 2006 Plan based upon a specified ratio applied to their respective base salaries. These awards recognize the Named Executive Officers for their contributions to our overall corporate performance and provide a financial incentive to them to achieve our long-term goals. These awards generally take the form of stock option grants and/or restricted stock awards.

•

Discretionary grants of equity compensation. In addition to equity grants under our Equity-Based Program, the Compensation Committee may also determine, on a case-by-case basis, when additional equity grants to Named Executive Officers are warranted due to individual or our overall performance, special or unusual circumstances or for motivation or retention reasons. These awards are also made under our 2006 Plan.

•

Post-termination compensation. We offer all our employees, including our Named Executive Officers, the opportunity to participate in our ERISA-qualified 401(k) Plan. All Named Executive Officers are eligible to participate in this 401(k) Plan and to receive a Company match, subject to plan requirements and contribution limits established by the Internal Revenue Service, or IRS. In addition, to further advance our interests and our stockholder’s interests by enhancing our ability to attract and retain certain management, key employees and independent contractors who are in a position to make contributions to our success, we have adopted both a non-qualified deferred compensation plan, or Deferred Compensation Plan, in which our Named Executive Officers, other than Mr. Shermyen, may participate and a deferred compensation rabbi trust plan, or Rabbi Trust Plan, in which Mr. Shermyen is entitled to participate. Participants in these plans, each of which complies with the provisions of Section 409A of the Internal Revenue Code, or Code, may defer portions of their compensation in order to provide for future retirement and other benefits. Additionally, pursuant to our employment agreements with our Named Executive Officers, they are each entitled to certain cash payments upon termination of their employment for certain reasons and upon a change in control (regardless of termination of employment) and the acceleration of certain of their equity awards upon a change in control.

•

Perquisites and Other benefits. We provide perquisites to our Named Executive Officers from time to time to provide them flexibility and increase travel efficiencies, allowing more productive use of their time. We also provide them with certain other benefits, including those generally available to all salaried employees as well as others which are not available to all salaried employees.

Compensation Approval Process

The compensation of Mr. McCusker, our chief executive officer, is determined and approved by the Compensation Committee. Mr. McCusker makes recommendations to the Compensation Committee with respect to all aspects of the compensation of the other Named Executive Officers, but does not participate in the final deliberations of the Compensation Committee with respect thereto. Compensation paid to officers (other than our Named Executive Officers) as defined in Section 16 of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, must also be approved by our Compensation Committee. The Compensation Committee has delegated the authority to the chief executive officer to make equity grants to non-Section 16 officers, subject to guidelines established by the Compensation Committee throughout any given year.

Executive Compensation Review Process

Competitive Positioning. In line with our compensation philosophy, the compensation program for our Named Executive Officers that was set by our Compensation Committee for 2008 was comprised of a mix of base salary, cash bonuses and long-term incentive compensation in the form of equity-based awards, as well as group medical and other benefits, participation in our Deferred Compensation Plan or Rabbi Trust Plan, as applicable, and 401(k) Plan and/or perquisites. In determining the base salary, targeted incentive cash bonus under our Annual Incentive Plan and equity awards to be granted under our Equity-Based Program, referred to as “total targeted compensation,” for each of our Named Executive Officers for 2008, the Compensation Committee reviewed surveys of compensation data for comparable companies and executives prepared by an independent consultant as well as published compensation survey data, recommendations made by our chief executive officer with respect to the other Named Executive Officers, and various other factors specific to the individual executive and then used its discretion to set compensation for individual executive officers, including our chief executive officer, at levels warranted, in its judgment, by external, internal and/or individual circumstances.

The Compensation Committee has the authority under its charter to retain compensation consultants to assist it. In accordance with this authority, in August 2007, the Compensation Committee engaged Mercer (US) Inc, or Mercer, as its independent outside compensation consultant to provide information, analyses, and advice regarding matters related to the compensation of our chief executive officer and other Named Executive Officers for 2008 and 2009. We believe that Mercer was independent because it was engaged by the Compensation Committee itself, reports directly to the Compensation Committee, provides us with no other services or advice and only interacts with us with the express permission of the Compensation Committee.

Specifically, Mercer was engaged by the Compensation Committee to review our pre-2008 executive compensation program and to provide advice to us with respect to the compensation of our Named Executive Officers going forward. In order to assess the competitiveness of our executive compensation program, and the alignment between executive pay and business performance, Mercer, among other things:

•	developed a comparator peer group and benchmarking strategy, described below;

•	conducted a competitive compensation review of our chief executive officer and other Named Executive Officers for all components of direct compensation including:

•	base salary,

•	cash compensation, consisting of base salary and short-term incentives, and

•	total direct compensation, consisting of base salary plus short and long-term incentives;

•	compared our business performance to an industry peer group and checked the alignment of pay and performance;

•	reviewed our equity pay practices related to executive compensation and compared them to peer company norms; and

•	reviewed our short and long-term incentive programs.

Based on the foregoing analysis, Mercer developed and provided to the Compensation Committee the following recommendations for managing executive compensation going forward:

•	review compensation strategy to ensure alignment with business strategy and effectiveness of attracting, motivating and retaining executive talent;

•	migrate towards more balanced pay mix that includes increased cash opportunity and reduced equity awards;

•	re-align pay and performance expectations of short-term incentive programs such that compensation for achieving threshold performance objectives is awarded;

•	grant a combination of both stock options and restricted stock in the long-term incentive program mix on an annual basis to ensure competitive compensation opportunity; and

•	adopt minimum stock ownership guidelines.

In addition, Mercer provided the Compensation Committee with recommendations developed by it in response to the committee’s stated intention of providing 75th percentile total direct compensation opportunity to our Named Executive Officers by 2009, based upon a comparison of total direct compensation among companies similar to us and of executive officers holding positions similar to our executive officers’ positions. The companies included in Mercer’s peer group comparison analysis consisted of competitors for business as well as executive talent and companies of comparable size measured in terms of revenues. They were each publicly traded U.S. companies with median annual revenues of approximately $600 million (based, for comparative purposes, on the estimated revenue figures projected by us for 2007 for the entities within the scope of our Named Executive Officers’ responsibility, including both those owned by us and those managed by us for others).

The companies comprising the Mercer comparator or peer group that the Compensation Committee considered when determining 2008 compensation were:

•	Corrections Corporation of America

•	Healthspring, Inc.

•	Res-Care, Inc.

•	Gentiva Health Services, Inc.

•	Chemed Corp.

•	Maximus, Inc.

•	Amedisys, Inc.

•	Healthways, Inc.

•	Odyssey Healthcare, Inc.

•	Cornell Companies, Inc.

•	Vistacare, Inc.

•	Advocat, Inc.

•	LHC Group, Inc.

•	Sun Healthcare Group, Inc.

In addition to the peer group survey data compiled by Mercer, the Compensation Committee also referred to published compensation survey data provided by Mercer for purposes of benchmarking the compensation of our Named Executive Officers for 2008. This published compensation survey data represented a broader industry view than the peer group data and also encompassed healthcare services and social services organizations with revenues approximating $600 million. The Compensation Committee used this market survey data as a means of comparing our executive compensation program as a whole, as well as the pay of individual executives if the jobs were sufficiently similar to make the comparison meaningful, and ensuring that our executive compensation as a whole is appropriately competitive, given our performance.

For 2008, the Compensation Committee targeted the 50th percentile of the market survey data provided by Mercer with respect to each named executive officer in determining such executive’s (a) total targeted compensation potential (consisting of his base salary, targeted incentive cash bonus under our Annual Incentive Plan and annual equity awards under our Equity-Based Program), (b) his base salary and (c) his combined short-term and long-term incentive compensation, with the intention of increasing each of these to the 75th percentile by 2009, as a reasonable competitive response to the growing employment opportunities for our executives within our industry and as a means to further align our executives’ interest with our and our stockholders’ interests. Prior to 2008, the total direct compensation for each of our executive officers approximated the 25 th percentile of such market survey data.

Factors Considered and Reviewed. In performing its duties, the Compensation Committee took into account the foregoing targeted percentiles for 2008 based on the peer group analysis and other market survey data provided by Mercer, the recommendations of Mercer with respect to the mix of compensation components, and several other factors in determining the actual compensation of our Named Executive Officers, including that of our chief executive officer, for 2008. These other factors included the executive’s individual job performance, responsibilities, experience and long-term potential. In addition, the Compensation Committee also considered relative individual tenure in position and relative internal equity among the Named Executive Officers. Ultimately, the Compensation Committee members took into account all of these factors and data and applied their own professional judgment in determining their recommendations and decisions on the total targeted compensation and its components and other compensation for each of our Named Executive Officers for 2008.

As a result of the foregoing consideration and review, the actual total targeted compensation set by the Compensation Committee for each of our Named Executive Officers for 2008 was in fact aligned with the 50th percentile amount targeted for such compensation (based on the market survey data provided by Mercer with respect to each such executive), within a range of plus/minus 10% (or in the case of Mr. Shermyen, by minus 12%). The aggregate of the total targeted compensation amounts set by the Compensation Committee for our Named Executive Officers for 2008, however, varied by less than 1% of the aggregate total of their 50th percentile targets for such compensation.

Each of the components of our Named Executive Officers’ total targeted compensation serves to meet one or more of our compensation objectives and each element of compensation is determined within the parameters established by the Compensation Committee. In keeping with the Mercer recommendations, the Compensation Committee increased total cash-based compensation (by increasing salaries and implementing the Annual Incentive Plan) and chose to tie a significant portion of our executives’ total compensation to our financial performance (through short-term incentive cash bonuses and long-term equity awards) in an effort to reward our executives’ for achieving and exceeding the financial performance targets set by our Board and to enhance stockholder value. In addition, in keeping with the Mercer recommendations regarding the mix of equity awards, the Compensation Committee also chose to award options in 2008 (in addition to stock awards) as part of their long-term equity incentive.

The Compensation Committee takes into account the estimated accounting (pro forma expense) and the tax impact of all material changes to the executive compensation program and discusses such matters periodically during the year. Generally, an accounting expense is accrued over the relevant service period for the particular pay element (generally equal to the performance period) and we realize a tax deduction upon the payment to the executive.

2009 Executive Compensation

In December 2008, as part of the Company’s strategy for enhancing stockholder value through the reduction of operating expenses, the Compensation Committee suspended the executive salary parity recommendations for 2009 that had been provided by Mercer in response to the Compensation Committee’s intention of raising the total targeted compensation potential for each of our Named Executive Officers to the 75th percentile of the market survey data provided by Mercer by fiscal 2009. For 2008, the total targeted compensation set by the Compensation Committee for each of the Named Executive Officers was aligned with the 50th percentile of the Mercer market survey data applicable to such executive. The Mercer recommendations with respect to each executive’s total targeted compensation that were suspended by the Compensation Committee for 2009 were those targeted at the 75th percentile of such data, an aggregate difference over 2008’s total targeted compensation for such executives of approximately $1.9 million.

In addition, as part of the total targeted compensation of our Named Executive Officers, the Compensation Committee established the Annual Incentive Plan for 2008 and 2009, described further below, under which each of such executives, other than Mr. Shermyen, was granted the opportunity to earn an incentive (performance-based) cash bonus in 2008 targeted at a designated percentage of his base salary. Under the Annual Incentive Plan, 80% of the targeted incentive cash bonus is based on our achievement of earnings per share, or EPS, measures established by the Board at the beginning of each year. For 2009, the Compensation Committee has eliminated this portion of the potential incentive cash bonus under the Annual Incentive Plan, thus reducing the aggregate total targeted compensation potential of our Named Executive Officers for 2009, below even their 2008 total targeted compensation, by an additional $1.0 million.

Determinations Made Regarding Executive Compensation for 2008

Base Salary. In determining the base salaries of each of our Named Executive Officers for 2008, the Compensation Committee targeted the 50th percentile of the comparator peer group data provided by Mercer with respect to such executive. Ultimately, the base salaries of our Named Executive Officers for 2008 were fixed by the Compensation Committee at $575,000, $350,000, $300,000, $300,000 and $300,000 for Messrs. McCusker, Norris, Deitch, Furman and Shermyen, respectively, varying within a range of minus 7% (for Mr. McCusker) to plus 12% (for Mr. Norris) of such 50th percentile. The degree of variation depended on several factors including, but not limited to, those set forth above with respect to the executive’s experience, position and responsibility and expected contribution, as well as fairness within the executive group (based on internal comparisons of their respective pay) and their historical compensation. The aggregate total of the base salaries set by the Compensation Committee for our Named Executive Officers for 2008 varied by less than minus 1% of the aggregate total of their respective 50th percentile base salary targets.

As discussed above, for 2009, the Compensation Committee has suspended the salary parity recommendations of Mercer with respect to the committee’s intended increase of the Named Executive Officers’ base salaries to the 75th percentile of the market survey data provided by Mercer. As such, the base salaries set for each of the Named Executive Officers for 2009 remain at their 2008 levels.

Annual Incentive Cash Compensation. Each of the Named Executive Officers, other than Mr. Shermyen, was granted an opportunity to earn an incentive, or performance-based, cash bonus for 2008 under the Annual Incentive Plan established by the Compensation Committee for 2008 and 2009 as one of the components of total targeted compensation for our Named Executive Officers during such years. The amount of the potential incentive cash bonus that may be earned by Mr. McCusker each year is targeted at 100% of his base salary and the amount that may be earned by each of Messrs. Norris, Deitch and Furman is targeted at 75% of his base salary. Under the Annual Incentive Plan, 20% of the targeted incentive cash bonus is based on the executive’s achievement of individual performance objectives and 80% is based on our achievement of earnings per share, or EPS, measures, in each case, established for such purpose at the beginning of the year. In addition, to the extent EPS measures exceed the EPS targets established by the Board, the participating Named Executive Officers may earn up to a maximum of 150% of the EPS related portion of their potential incentive cash bonuses based on the pro rata portion of the excess between 100% of the EPS target and 110% of the EPS target that is achieved.

The Compensation Committee believes that the Annual Incentive Plan is reasonable in light of the market survey data provided by Mercer, that it provides a reasonable incentive to our executives to achieve and exceed strategic objectives and financial performance targets established by the Board and that it further aligns the interests of our Named Executive Officers with our and our stockholders’ interests and enhances stockholder value.

The Compensation Committee chose to tie 20% of the Named Executive Officers’ potential cash bonuses to their individual performance as measured against the following objectives for 2008 (which, for those executives other than Mr. McCusker, were recommended to the Compensation Committee by Mr. McCusker):

McCusker	Norris	Deitch	Furman
• Enhance the Board meeting experience	• Integrate the operations of Charter LCI Corporation	• Improve financial reporting to the Board	• Manage all litigation matters

• Develop a succession plan	• Develop second tier operations staff	• Develop a new internal budget format for 2009	• Reduce legal expense

• Assure the integration of Charter LCI Corporation	• Enhance service development	• Integrate Charter LCI Corporation’s back office	• Maintain deal flow and due diligence flow

• Manage our not-for-profit relationships		• Manage information technology leadership and integration

Based upon an assessment of Mr. McCusker’s performance (by the Compensation Committee) and of each of the other executive officer’s performance (by Mr. McCusker) measured against the above objectives, the Compensation Committee determined that each of the Named Executive Officers had achieved his objectives for 2008, and, on December 30, 2008, awarded each of them the individual performance portion, or 20%, of his targeted incentive cash award under the Annual Incentive Plan for 2008. Consequently, for 2008, Messrs. McCusker, Norris, Deitch and Furman earned $115,000, $52,500, $45,000 and $45,000, respectively, of their potential cash bonuses under the Annual Incentive Plan.

The Compensation Committee chose to tie 80% of the Named Executive Officers’ potential cash bonuses under the Annual Incentive Plan to our performance as a whole in 2008 using EPS-related measures that compared our actual 2008 performance against our 2008 budget (which was determined by the various divisional executive directors and approved by the Board at the beginning of the 2008 fiscal year) and our 2008 net income against our net income for 2007. Payment of any cash bonus under the EPS- related portion of the Annual Incentive Plan is paid only to the extent the EPS target is attained after expensing all compensation.

No amounts were awarded in 2008 to the Named Executive Officers with respect to the EPS-related portion of their potential incentive cash bonuses under the Annual Incentive Plan. In addition, on December 30, 2008, the Compensation Committee reduced the potential incentive bonus under the Annual Incentive Plan for 2009 by 80%, by eliminating this EPS-related portion of such potential bonus.

Discretionary Cash Bonuses. Prior to the increases in the executive officers’ annual base salaries effective January 1, 2008 and the implementation of the Annual Incentive Plan for 2008, the compensation program for our Named Executive Officers approximated only the 25th percentile of the market survey data analyzed by Mercer. Therefore, consistent with the total compensation recommendations of Mercer, in March 2008, prior to the current recession and while Providence was continuing to perform according to plan, the Compensation Committee approved a discretionary cash bonus for each of Messrs. McCusker, Norris, Deitch, and Furman in the amounts of $450,000, $400,000, $375,000 and $375,000, respectively. These discretionary bonuses were based on a total compensation package that recognized the executive’s past performance and the amount of his previous annual total targeted compensation (as compared to the market survey data provided by Mercer), and his long-term potential, responsibilities and experience within the context of the market survey data provided by Mercer, as well as our financial performance and growth, including through the closing of several acquisitions, and internal comparisons of pay within our executive group.

Equity-Based Compensation.

Annual Equity-Based Compensation Program. Although the Compensation Committee typically makes its annual equity awards to the Named Executive Officers in January, in 2008 they were made in June following stockholder approval of an increase in the shares available under the 2006 Plan. Under the Equity-Based Program established by the Compensation Committee for 2008 and 2009 as part of the mix of total targeted compensation that could be set for our Named Executive Officers during such years, each of the Named Executive Officers is entitled to receive equity-based awards under the 2006 Plan equal in value to a designated percentage of his base salary. Mr. McCusker is entitled to equity-based compensation under the program equal to 150% of his base salary annually and Messrs. Norris, Deitch, Furman and Shermyen is entitled to equity-based compensation under the program equal to 100% of his respective base salaries annually.

In keeping with the Mercer recommendations of providing a mix of options and restricted stock awards in the equity component of our Named Executive Officers’ compensation (instead of just restricted stock as had been our policy for the prior two years), the Compensation Committee determined to reflect approximately two-thirds of such equity compensation value in options and one-third in restricted stock. Accordingly, on June 9, 2008, the Compensation Committee made the following awards under the Equity-Based Program for 2008: (a) Mr. McCusker received a restricted stock grant of 10,998 shares of our Common Stock valued at $26.14 per share (the closing price per share of our Common Stock on such date) and an option to purchase 51,339 shares of our Common Stock at an exercise price of $26.14 per share (which had a grant date fair value of $10.50 per share) and (b) Messrs. Norris, Deitch, Furman and Shermyen received restricted stock grants of 4,463, 3,826, 3,826 and 3,826 shares of our Common Stock, respectively, valued at $26.14 per share, and options to purchase 20,833, 17,857, 17,857 and 17,857 shares of Common Stock, respectively, exercisable at $26.14 per share (valued at $10.50 per share). The restricted stock awards were to vest in three equal installments on the first, second and third anniversaries of the date of grant. The stock options are ten year options of which one half were to cliff vest on the third anniversary of the date of grant and one half were to vest in three equal installments on the first, second and third anniversaries of the grant date.

Discretionary Equity-Based Compensation. On December 30, 2008, in order to promote the long-term retention of our Named Executive Officers and in order to better align their interests with those of our stockholders and taking into account that their immediate vesting would also provide the added benefit of enabling us to expense the entire issuance in 2008 as opposed to future years, the Compensation Committee made discretionary awards of unrestricted stock under the 2006 Plan to Messrs. McCusker, Norris, Deitch and Furman, each valued at $1.33 per share (the closing price per share of our Common Stock on such date). Pursuant to these awards, Mr. McCusker received 80,000 shares of stock and Messrs. Norris, Deitch and Furman each received 60,000 shares of stock, representing an aggregate compensation value of $345,800 on such date. All of these awards were granted fully vested. As a result of the foregoing, the Compensation Committee has suspended the grant of these Named Executive Officers’ annual equity awards under the Equity-Based Program for 2009, which, based on their 2008 base salaries, would have an aggregate compensation value of $2.1 million.

In an effort to boost employee morale, the Compensation Committee also elected on December 30, 2008 to accelerate the vesting dates of all outstanding unvested stock options and restricted stock previously awarded to eligible employees and consultants under the 2006 Plan, including those of the Named Executive Officers, thereby eliminating our recognition of any stock compensation expense with respect to these awards in future fiscal years, including approximately $1.6 million that we would otherwise have needed to recognize with respect to the Named Executive Officers’ accelerated awards in 2009. All other terms of the stock options and stock awards remained the same.

Policy Regarding the Timing of Equity Award Grants. Since 2004, the Compensation Committee has generally made grants of stock options (including non-qualified and incentive stock options under existing equity plans) and, since the adoption of the 2006 Plan, has generally made grants of restricted stock to the Named Executive Officers and other employees eligible to receive annual equity awards, in January, in conjunction with annual performance assessments and the determination of salary adjustments (although, as discussed above, the annual equity awards to our Named Executive Officers under our Equity-Based Program for 2008 were not made until June 2008). Although the Compensation Committee made its decisions regarding the number of stock options and restricted stock shares to be awarded to Named Executive Officers in 2008 prior to the public release of financial results for the quarter then most recently ended or ending (with respect to the June 9, 2008 awards, prior to the June 30, 2008 results, and with respect to the December 30, 2008 awards, prior to the December 31, 2008 results), the Compensation Committee made its decisions without regard to the effects that the release of our financial results might have had on our stock price. Moreover, the exercise price of the options granted and the value of the restricted and/or unrestricted stock awarded were not known until after the close of regular trading on Nasdaq on the day the Compensation Committee met, as the exercise price per share for option grants and the per share value of the stock awards were equal to the closing market price of our Common Stock on the date of grant.

Post-Retirement Compensation

401(k) Plans. All Named Executive Officers are eligible to participate in one of our ERISA-qualified 401(k) Plans and to receive a company match, subject to plan requirements and contribution limits established by the IRS. We provide matching contributions under our plan for participants of our social services operating segment equal to 10% up to a maximum amount of $400. Under our plan for participants of our NET Services operating segment, we may contribute an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, we may also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event will participant shares of our matching contribution exceed 1.25% of participants’ compensation for the plan year. In 2008, we made the maximum matching contributions on behalf of each of Messrs. Norris, Deitch and Furman. Messrs. McCusker and Shermyen have elected not to participate in one of our 401(k) plans.

Deferred Compensation. All of our Named Executive Officers, other than Mr. Shermyen, are eligible to participate in our Deferred Compensation Plan, which was put in place to compensate for the inability of certain of our highly compensated employees to take full advantage of our 401(k) plan. Participants in this plan may defer up to 100% of their base salary, service and performance based bonuses, commissions or Form 1099 compensation in order to provide for future retirement and other benefits. In addition, pursuant to the terms of the Deferred Compensation Plan, we may make discretionary credits to participants’ deferred compensation account. Participants are fully vested immediately in all amounts deferred by them and any discretionary credits made by us to their deferred compensation account. We may make additional other credits to the Participant’s deferred compensation account for which the vesting will be determined at the time of grant. Participants may select from several fund choices and their deferred compensation account increases or decreases in value in accordance with the performance of the funds selected. A participant may receive a distribution from the plan upon a qualifying distribution event such as separation from service, disability, death, change in control or an unforeseeable emergency, all as defined in the plan. Distributions from the Deferred Compensation Plan are made in cash upon a qualifying distribution event. Distributions from the Deferred Compensation Plan may, as determined by the participant, be made in a lump sum, annual installments or a combination of both. The Deferred Compensation Plan is intended to be an unfunded plan administered and maintained by us primarily for the purpose of providing deferred compensation benefits to participants.

As of December 31, 2008, none of our Named Executive Officers has elected to participant in our Deferred Compensation Plan.

Mr. Shermyen is eligible to participate in our Rabbi Trust Plan, which was established for highly compensated employees of our non-emergency transportation management services operating segment and, as of December 31, 2008, he was a participant in this plan.

Change in control and Severance Arrangements

We have entered into employment agreements with each of our Named Executive Officers, which are described elsewhere in this Annual Report on Form 10-K’s “Executive Compensation” section under the heading “—Employment Agreements with Named Executive Officers.” Under these employment agreements, each of our Named Executive officers is entitled to a severance payment upon the termination of his employment under certain circumstances and to a payment upon a change in control.

Each Named Executive Officer is eligible to receive a severance benefit equal to one and one half times the executive’s base salary upon executing a general release in favor of us in the event of a termination of the executive officer’s employment, either by us without “Cause” or by the executive officer for “Good Reason” (each as defined in the executive’s employment agreement), except for Mr. Shermyen who is eligible to receive a severance benefit equal to twelve months of his base salary in effect at the time of such a termination.

Certain payment provisions of the employment agreements are also triggered by a “Change in Control,” which is defined in the employment agreements but which generally means a change in the ownership of effective control or in the ownership of a substantial portion of our assets. In the case of a Change in Control, the benefit payable to each Named Executive Officer would be calculated as follows:

Named Executive Officer	Multiple of the average of the executive’s annual W-2 compensation from us for the most recent five taxable years ending before the date on which the Change in Control occurs
Fletcher Jay McCusker	Three times
Craig A. Norris	Two times
Michael N. Deitch	Two times
Fred D. Furman	Two times
John Shermyen	One and one half times

The Compensation Committee considered certain legal and tax provisions, fairness to stockholders, tenure of each executive officer and general corporate practice to select the events that will trigger payments under the employment agreements noted above. Potential payments to executives upon the occurrence of the events noted above did not impact the Compensation Committee’s decisions regarding other compensation elements.

Other Benefits and Perquisites

During 2008, our Named Executive Officers received, to varying degrees, a limited amount of other benefits, including certain group life, health, medical and other non-cash benefits generally available to all salaried employees. In addition, we also pay for the premiums of certain health and dental benefits for their families and additional disability and life insurance premiums on their behalf, which are not available to all salaried employees. We also provide certain perquisites to our named Executive Officers, primarily relating to travel. More detail on these benefits and perquisites may be found elsewhere in this Annual Report on Form 10-K’s “Executive Compensation” section in the table footnotes under the heading “—Summary Compensation Table.”

Discussion of 2008 Compensation for Our Chief Executive Officer

In determining the compensation for Mr. McCusker, our chief executive officer, the Compensation Committee considers his existing compensation arrangements, compensation levels of other social services companies and the compensation levels of our peers. For 2008, the Compensation Committee made the determination of Mr. McCusker’s total targeted compensation based on his contributions in furtherance of our and our stockholders’ interests and level of responsibility and the Compensation Committee’s target for him of the 50th percentile of the peer group data provided by Mercer for him.

In March 2008, the Compensation Committee awarded a discretionary cash bonus to Mr. McCusker based on a total compensation package that recognizes his past performance, previous compensation (which for 2007 approximated the 25th percentile of the market survey data provided by Mercer), long-term potential, our financial performance and growth, including the closing of several acquisitions, responsibilities and experience within the context of the market survey data provided by Mercer. In addition, based upon the Compensation Committee’s assessment of Mr. McCusker’s individual performance against the individual performance objectives set for him by the Compensation Committee for 2008, Mr. McCusker was awarded the individual performance-based portion, or 20%, of his incentive cash bonus under the Annual Incentive Plan for 2008.

In addition, on December 30, 2008, the Compensation Committee made a discretionary award to Mr. McCusker of 80,000 shares of fully vested unrestricted stock and elected to accelerate the vesting dates of all unvested stock options and restricted stock previously awarded to eligible employees and consultants under the 2006 Plan, including stock options and restricted stock granted to Mr. McCusker. These awards were made pursuant to the Compensation Committee’s principles and objective of executive compensation described above.

Stock Ownership Guidelines for Named Executive Officers

We do not set stock ownership guidelines for our Named Executive Officers or our non-management directors.

Policy on Restitution

It is the Board’s policy that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, we will seek to recover any amount determined to have been inappropriately received by the individual executive.

Limitations on Compensation Tax Deduction

Section 162(m) of the Code generally limits our federal income tax deduction for compensation paid in any year to our chief executive officer and the three highest compensated officers to $1,000,000, to the extent that such compensation is not “performance based.” Under Treasury regulations, a stock option, in general, qualifies as “performance based” compensation if it (a) has an exercise price of not less than the fair market value of the underlying stock on the date of grant, (b) is granted under a plan that limits the number of shares for which stock options may be granted to an employee during a specified period, which plan is approved by a majority of the stockholders entitled to vote thereon, and (c) is granted and administered by a compensation committee consisting solely of at least two outside directors (as defined in Section 162(m)). If a stock option awarded to an officer referred to above is not “performance based”, the amount that would otherwise be deductible by us in respect of such stock option will be disallowed to the extent that the officer’s aggregate non-performance based compensation paid in the relevant year exceeds $1,000,000. The maximum number of shares of our Common Stock for which stock options may be granted to any person in any fiscal year and the maximum number of shares of our Common Stock subject to SARs granted to any person in any fiscal year is 800,000 under the 2006 Plan. The maximum number of shares subject to other awards granted to any person in any fiscal year is 800,000. The foregoing provisions are construed in a manner consistent with Section 162(m). Performance awards that are intended to qualify as performance-based for purposes of Section 162(m) of the Code other than a stock option or SAR, are construed to the maximum extent permitted by law in a manner consistent with qualifying the award for the performance-based compensation exception under Section 162(m) of the Code.

Report of Compensation Committee on Compensation Discussion and Analysis

The information contained in this Compensation Committee report is not “soliciting material” and has not been “filed” with the SEC. This report will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we may specifically incorporate it by reference into a future filing.

The Compensation Committee of the Board operates under a written charter and is comprised entirely of directors meeting the independence requirements of Nasdaq listing requirements. The Board established this committee to discharge the Board’s responsibilities relating to compensation of our chief executive officer and each of our other executive officers. The Compensation Committee has overall responsibility for decisions relating to all compensation plans, policies, and benefit programs as they affect the chief executive officer and other executive officers.

The Compensation Committee has reviewed and discussed with Providence’s management the preceding section in this Annual Report on Form 10-K entitled “Executive Compensation —Compensation Discussion and Analysis.” Based on this review and these discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Warren S. Rustand (Chairperson)	Hunter Hurst, III	Kristi L. Meints	Richard Singleton

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us for services rendered in all capacities to us and our subsidiaries during the fiscal years ended December 31, 2006, 2007 and 2008 to our Named Executive Officers, which group is comprised of (1) our chief executive officer, (2) our chief financial officer and (3) each of our three other most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2008:

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation (6) (7) ($)	Total ($)
Fletcher Jay McCusker	2008	575,000	450,000	533,415	100,779	120,000	42,020	1,821,214
Chairman and Chief	2007	375,000	—	467,145	—	15,000	33,809	890,954
Executive Officer	2006	285,417	—	—	—	10,000	35,080	330,497

Craig A. Norris	2008	350,000	400,000	390,558	40,895	57,500	20,953	1,259,906
Chief Operating Officer	2007	291,250	—	443,436	—	15,000	19,826	769,512
	2006	246,041	5,000	—	—	10,000	18,073	279,114

Michael N. Deitch	2008	300,000	375,000	407,713	35,053	50,000	26,063	1,193,829
Chief Financial Officer	2007	263,751	—	308,784	—	15,000	26,665	614,200
	2006	230,417	5,000	165,966	—	10,000	22,693	434,076

Fred D. Furman	2008	300,000	375,000	387,454	35,053	50,000	46,619	1,194,126
Executive Vice President and	2007	263,751	—	443,436	—	15,000	44,796	766,983
General Counsel	2006	230,417	5,000	—	—	10,000	43,267	288,684

John L. Shermyen	2008	296,524	—	18,668	35,053	—	18,646	368,891
Chief Executive Officer of LogistiCare Solutions, LLC, our wholly owned subsidiary

(1)	Includes amounts contributed to our 401(k) Plan.

(2)

Consistent with the total compensation recommendations of Mercer, on March 12, 2008, Messrs. McCusker, Norris, Deitch and Furman received discretionary cash bonuses of $450,000, $400,000, $375,000 and $375,000, respectively. Prior to 2008, the compensation program for these executives approximated only the 25th percentile of the market survey data analyzed by Mercer. Therefore, these discretionary bonuses were based on a total compensation package that recognized the executive’s past performance, the amount of his previous compensation as compared to the market survey data provided by Mercer and his long-term potential, responsibilities and experience within the context of that data, as well as our financial performance and growth, including through the closing of several acquisitions, and internal comparisons of pay within our executive group.

(3)	This column shows the amount we have expensed during 2008, 2007 and 2006 under SFAS 123R for all outstanding stock awards. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards” and “Outstanding Equity Awards” tables. These award fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2006 (Note 12, Stock-Based Compensation Arrangements), 2007 (Note 14, Stock-Based Compensation Arrangements) and 2008 (Note 17, Stock-Based Compensation Arrangements). Notwithstanding the requirements of SFAS 123R for calculating fair value of stock awards, Item 402 of Regulation S-K, as amended, requires that we disclose compensation cost of stock awards excluding an estimate of forfeitures related to service-based vesting conditions.

(4)	This column reflects the amount we have expensed during 2008, 2007 and 2006 under SFAS 123R for all outstanding options. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards” and “Outstanding Equity Awards” tables. These award fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2006, 2007 and 2008 under the notes indicated above in note (3). No options were granted to the Named Executive Officers in 2007 and 2006. With respect to awards granted in previous fiscal years, no compensation cost was recognized in fiscal year 2007 and 2006 under SFAS 123R for these options because the vesting dates of all unvested options outstanding under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan as of December 29, 2005 were accelerated. The purpose of accelerating the vesting of outstanding unvested options was to enable us to avoid recognizing stock-based compensation expense related to options granted prior to December 29, 2005 in future periods as a result of the adoption of SFAS 123R on January 1, 2006.

(5)	The amounts in this column reflect cash incentive awards made to the Named Executive Officers under the Annual Incentive Plan in 2008 and Quarterly Plan in 2007 (including $5,000 for the fourth quarter of 2007 that was paid to each of Messrs. McCusker, Norris, Deitch and Furman in 2008) and 2006. In addition, Messrs. Deitch, Furman and Norris each received a cash bonus of $5,000 on April 28, 2006 in recognition of their individual performance related to our underwritten follow-on offering of our common stock completed in April 2006.

(6)	We provide the Named Executive Officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to SEC rules. For Messrs. McCusker, Norris, Deitch, Furman and Shermyen, we also paid for the premiums of certain health and dental benefits for their family and additional disability and life insurance for each Named Executive Officer, which are not available to all salaried employees and are included in this column. The amounts in this column include the following:

•

We paid health, dental, life and disability insurance premiums on behalf of Messrs. McCusker, Norris, Deitch, Furman and Shermyen in the following amounts for the year ended December 31, 2008, respectively: $21,129, $18,603, $21,744, $15,942 and $18,646.

•	Matching contributions by us under our retirement savings plan were made on behalf of Messrs. Norris, Deitch and Furman in the amount of $400 each for the year ended December 31, 2008.
•

We pay insurance premiums under an insurance plan that we provide for Mr. McCusker with coverage of up to $500,000. We paid $18,321 in premiums on this policy on behalf of Mr. McCusker in the year ended December 31, 2008.

(7)	In addition to amounts disclosed in note (6) above, this column also includes the incremental value of perquisites for the Named Executive Officers detailed in the following table.

	Year	Car Usage (a) ($)	Company Apartment (b) ($)	Travel (c) ($)	Other (d) ($)	Total ($)
Fletcher Jay McCusker	2008	—	—	—	2,570	2,570
Chairman and Chief Executive Officer

Craig A. Norris	2008	—	—	—	1,950	1,950
Chief Operating Officer

Michael N. Deitch	2008	4,895	—	—	1,200	6,095
Chief Financial Officer

Fred D. Furman	2008	—	18,033	12,164	500	30,697
Executive Vice President and General Counsel

John L. Shermyen	2008	—	—	—	—	—
Chief Executive Officer of LogistiCare Solutions, LLC, our wholly owned subsidiary

(a)	Includes a portion of the annual car lease and all fuel and maintenance costs attributable to personal use.
(b)	Mr. Furman resides and works outside of Arizona, but regularly commutes to our headquarters in Arizona. Included in All Other Compensation for Mr. Furman for the year ended December 31, 2008 were payments for expenses related to the cost to maintain an apartment for Mr. Furman when he works at our headquarters. We value this benefit based on the actual cost incurred to maintain an apartment for Mr. Furman in Arizona.
(c)	For the year ended December 31, 2008, we paid $12,014 related to transportation, and $150 for other miscellaneous expenses for Mr. Furman to commute to the corporate office. We value this benefit based on the actual cost incurred for Mr. Furman to commute from his primary state of residency to our corporate office.
(d)	Amounts in this column represent a per diem allowance of $50 per day to the Named Executive Officers while they are traveling for business purposes.

Grants of Plan Based Awards Table

The following Grants of Plan Based Awards table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers during the year ended December 31, 2008. We do not have thresholds, targets or maximums with respect to our equity incentive plans and have therefore omitted the corresponding columns. The compensation plans under which the grants in the following table were made are described under the subheadings entitled “Determinations Made Regarding Executive Compensation for 2008 - Annual Incentive Compensation” and “Determinations Made Regarding Executive Compensation for 2008 - Equity-Based Compensation” in the Compensation Discussion and Analysis section:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2) (#)	All Other Option Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Fletcher Jay McCusker	(1)	115,000	575,000	805,000	—	—	—	—
	6/9/08	—	—	—	—	51,339	26.14	539,060
	6/9/08	—	—	—	10,998	—	—	287,488
	12/30/08	—	—	—	80,000	—	—	106,400

Craig A. Norris	(1)	52,500	262,500	367,500	—	—	—	—
	6/9/08	—	—	—	—	20,833	26.14	218,747
	6/9/08	—	—	—	4,463	—	—	116,663
	12/30/08	—	—	—	60,000	—	—	79,800

Michael N. Deitch	(1)	45,000	225,000	315,000	—	—	—	—
	6/9/08	—	—	—	—	17,857	26.14	187,499
	6/9/08	—	—	—	3,826	—	—	100,012
	12/30/08	—	—	—	60,000	—	—	79,800

Fred D. Furman	(1)	45,000	225,000	315,000	—	—	—	—
	6/9/08	—	—	—	—	17,857	26.14	187,499
	6/9/08	—	—	—	3,826	—	—	100,012
	12/30/08	—	—	—	60,000	—	—	79,800

John L. Shermyen	6/9/08	—	—	—	—	17,857	26.14	187,499
	6/9/08	—	—	—	3,826	—	—	100,012

(1)	Amounts represent the threshold (minimum amount payable if the individual performance criteria for the fiscal year is met), target (payment made if the individual performance and EPS criteria are met for the fiscal year) and maximum payouts (payment made if the individual performance criteria is met and the EPS criteria is exceeded for the fiscal year) under the Annual Incentive Plan for 2008. The actual amounts earned by the Named Executive Officers in 2008 under the Annual Incentive Plan are set forth under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	The amounts shown in this column represent stock option and restricted stock awards granted on June 9, 2008 under the 2006 Plan pursuant to our Equity-Based Program for 2008 and discretionary stock awards granted under the 2006 Plan on December 30, 2008. The SFAS 123R grant date fair value of the stock option and restricted stock awards granted on June 9, 2008 was $10.50 and $26.14 per share, respectively. The SFAS 123R grant date fair value of the stock awards granted on December 30, 2008 was $1.33 per share. Dividends are not paid on restricted stock awards. On December 30, 2008, the Compensation Committee elected to accelerate the vesting dates of all unvested stock options and restricted stock previously awarded to eligible directors, employees and consultants under the 2006 Plan, including stock options and restricted stock granted to Named Executive Officers. All other terms of the stock options and stock awards remained the same.

Employment Agreements

On March 22, 2007, we entered into employment agreements with each of Messrs. McCusker, Deitch, Furman, and Norris. The employment agreements with Messrs. McCusker, Deitch and Norris are based upon their initial employment agreements with us, which expired in 2006. The employment agreement with Mr. Furman is his first. In addition, effective December 7, 2007, upon our acquisition of our LogistiCare operations, we entered into an employment agreement with Mr. Shermyen.

Each of the employment agreements with our Named Executive Officers is for an initial term of three years except for the agreement with Mr. Shermyen which is for an initial term of two years. Each agreement will automatically renew for additional one year terms unless written notice of non-renewal is provided by either party at least six months prior to the end of the current term. Among other things, the employment agreements include provisions for compensation for each executive officer and restrictive covenants as well as severance in the event of termination of employment under certain circumstances and a payment in the event of a Change in Control (defined below). Details with respect to the severance and change in control provisions are set forth below in the subheading entitled “—Estimated Benefits Upon Termination or a Change in Control.”

The annual base salary paid to each Named Executive Officer is reviewed at least annually by the Board and the Compensation Committee or other applicable committee of the Board in accordance with our compensation polices and guidelines then in effect, and may be modified as a result of such review at the sole discretion of the Board and/or the Compensation Committee. In addition to an annual base salary during the term of the agreement, each Named Executive Officer is eligible to participate in any bonus plans or incentive compensation programs, if any, as may be in effect from time to time, at a level consistent with his or her position and with our then current policies and practices.

The agreements contain restrictive covenants providing for the employee’s non-competition, non-solicitation/non-piracy and non-disclosure. The term of the non-competition and non-solicitation covenants is for a period that includes the term of the employment agreement and any renewal periods, and for a period of 18 months (or 12 months in the case of Mr. Shermyen) after the employment agreement is terminated for any reason.

On March 13, 2009, we entered into amendments to the employment agreements of Messrs. McCusker, Norris, Deitch and Furman to: (a) remove the provision regarding the imposition of the $1 million ceiling specified in the Code Section 162(m)(1) or any successor Code Section thereto related to change in control payments and (b) procure and maintain term life insurance on the life of each executive for a period of five years. Each of the executive officers has the absolute right to designate the beneficiaries under their respective policy. We will pay the premiums until the executive officer’s death or upon the executive officer terminating employment with us, at which time the policy would lapse or the executive officer would have the option to take over the policy. All other terms of the employment agreements remained unchanged.

2008 Annual Incentive Plan

Under the Annual Incentive Plan established by the Compensation Committee in January 2008 as part of the mix of our Named Executive Officers’ total targeted compensation for 2008 and 2009, a potential cash bonus targeted at 100% of the base salary for Mr. McCusker and 75% of the base salary for each of Messrs. Norris, Deitch and Furman, if earned, may be paid annually to each of these executive officers. Mr. Shermyen was not a participant in the plan for 2008. Of this targeted amount, 20% is based on the executive’s achievement of individual performance-based objectives and 80% is based on our achievement of EPS targets established at the beginning of the year. In addition, to the extent we exceed these EPS targets, the participating Named Executive Officers may, instead of receiving the foregoing EPS-related portion of their potential incentive cash bonuses, earn up to a maximum of 150% of such EPS-related portion, pro rated based on the amount of the excess achieved between 100% of the EPS target and 110% of the EPS target. On December 30, 2008, Messrs. McCusker, Norris, Deitch and Furman received a cash bonus of $115,000, $52,500, $45,000 and $45,000, respectively, under the individual performance-based portion, or 20%, of the potential cash bonus under the Annual Incentive Plan for 2008. No awards were made under the EPS-related portion for 2008.

On December 30, 2008, the Compensation Committee eliminated the EPS-related portion of the potential incentive bonus under the Annual Incentive Plan for 2009. The Compensation Committee has retained the individual performance portion of the potential incentive bonus under the Annual Incentive Plan for 2009.

Additional information with respect to our Annual Incentive Plan is set forth earlier in this Executive Compensation section under the heading entitled “Compensation Discussion and Analysis — Determinations Made Regarding Executive Compensation for 2008–Annual Incentive Cash Compensation.”

Equity Arrangements

2006 Long-Term Incentive Plan

Our 2006 Plan is intended to advance our interests and that of our stockholders by providing for the grant of stock-based and other incentive awards to enhance our ability to attract and retain employees, directors, consultants, advisors and others who are in a position to make contributions to our success and any entity in which we own, directly or indirectly, 50% or more of the outstanding capital stock as determined by aggregate voting rights or other voting interests and encourage such persons to take into account ours and our stockholders’ long-term interests through ownership of our common stock or securities with value tied to our common stock. To achieve this purpose, the 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

The Compensation Committee considers several factors to determine the timing, amount and type of awards to grant under our 2006 Plan including the achievement of financial performance measures established by the Board, base salaries and non-equity incentive compensation, and surveys of compensation data for comparable companies prepared by an independent consultant.

Under the 2006 Plan, the Compensation Committee has broad discretion to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

As of December 31, 2008, we had a total of 758,940 unissued shares of Common Stock under the 2006 Plan, including 578,312 shares reserved for issuance upon the exercise of outstanding options.

2008 Annual Equity-Based Program

Under the Equity-Based Program established by the Compensation Committee for 2008 and 2009 as part of the mix of total targeted compensation that could be set for our Named Executive Officers during such years, each of the Named Executive Officers is entitled to receive equity-based awards from the 2006 Plan equal in value to a designated percentage of his base salary. Mr. McCusker is entitled to equity-based compensation under the program equal to 150% of his base salary annually and Messrs. Norris, Deitch, Furman, and Shermyen are entitled to equity-based compensation under the program equal to 100% of their respective base salaries annually.

For 2009, the Compensation Committee has suspended the grant of the Named Executive Officers’ annual equity awards under the Equity-Based Program.

Additional information with respect to our Equity-Based Program is set forth earlier in this Executive Compensation section under the heading entitled “Compensation Discussion and Analysis — Determinations Made Regarding Executive Compensation for 2008–Equity-Based Compensation.”

Outstanding Equity Awards at December 31, 2008

The following table reflects the equity awards granted by us to the Named Executive Officers that remain outstanding at December 31, 2008:

	Option Awards (1)
Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Fletcher Jay McCusker
2/16/05	50,000	20.62	2/16/15
12/6/05	20,000	28.47	12/6/15
6/9/08	51,339	26.14	6/9/18
Craig A. Norris
2/16/05	5,000	20.62	2/16/15
12/6/05	20,000	28.47	12/6/15
6/9/08	20,833	26.14	6/9/18
Michael N. Deitch
2/16/05	25,000	20.62	2/16/15
12/6/06	20,000	28.47	12/6/15
6/9/08	17,857	26.14	6/9/18
Fred D. Furman
9/10/03	23,446	13.44	9/10/13
2/16/05	25,000	20.62	2/16/15
12/6/05	20,000	28.47	12/6/15
6/9/08	17,857	26.14	6/9/18
John L. Shermyen
6/9/08	17,857	26.14	6/9/18

(1)	On December 6, 2005 and again on December 30, 2008, the Board, upon recommendation of the Compensation Committee, approved the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock previously awarded to eligible directors, employees and consultants, including stock options and restricted stock awards granted to the Named Executive Officers effective December 29, 2005 and December 30, 2008. All other terms of the stock options and restricted stock remained the same.

Option Exercises and Stock Vesting Table

The following table provides additional information about the value realized by the Named Executive Officers on the vesting of stock awards during the year ended December 31, 2008. No options were exercised during the year ended December 31, 2008 by any Named Executive Officer.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Fletcher Jay McCusker	128,498	272,652
Craig A. Norris	87,798	374,240
Michael N. Deitch	87,160	373,414
Fred D. Furman	87,161	373,393
John L. Shermyen	3,826	5,089

(1)	The value realized is calculated by multiplying the number of shares of Common Stock vested by the market value of the Common Stock on the vesting date.

Non-qualified Deferred Compensation

On August 13, 2007, our board of directors adopted the Deferred Compensation Plan for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The committee administering the Deferred Compensation Plan determines which investment alternatives are available under the Deferred Compensation Plan. Each participant’s account(s) is/are measured by reference to various investment alternatives available under the Deferred Compensation Plan from time to time as selected by the participant. A participant directs the committee as to which investment alternative he or she has selected to measure his or her deferred compensation account. Each account will be valued on each day securities are traded on a national stock exchange based upon the performance of the investment alternative(s) selected by the participant. Generally, a participant elects in the participation agreement whether to receive the vested balance of his or her deferred compensation account in a lump sum or installments. Installment payments will be made annually over up to either a two or 15 year period as set forth in the plan. Distributions may be made upon separation from service, disability, death or a change in control. There may also be in-service distributions, education distributions, de minimis distributions and unforeseen events distributions as provided for in the Deferred Compensation Plan. Payment may be delayed to the extent permitted in accordance with regulations and guidance under Section 409A of the Code, and the rulings and regulations thereunder. The Company may terminate the Deferred Compensation Plan at any time. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets.

We also maintain a Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Under the Rabbi Trust Plan, participants may defer up to 10% of their base salary and all or a portion of their annual bonus. The amount of compensation to be deferred by each participant will be credited to the participant’s account and the value of the participant’s account will be determined in accordance with the Rabbi Trust Plan. The committee administering the Rabbi Trust Plan designates one or more investment alternatives) solely as a method of calculating any earnings, gains, losses and other adjustments with respect to account balances credited to a participant’s account under the Rabbi Trust Plan. The account amount will be valued as of the close of business on the business day when the published or calculated value of the investment alternative(s) selected becomes effective generally, but not more frequently than once per business day. If the committee designates more than one investment alternative to measure the value of each account, a participant is required to select one or more investment alternatives to calculate the adjustments to be credited or debited to his or her account. Each participant’s account will be adjusted to reflect the investment performance of the selected investment alternative(s) No participant, beneficiary or heir shall have the right to transfer, assign, anticipate, hypothecate or otherwise encumber any part or all of the amounts payable under the Rabbi Trust Plan. Distributions are made upon certain distribution events, as set forth in the Rabbi Trust Plan, such as disability, death, retirement or termination of employment. Payment of distribution, other than in connection with death or termination of employment prior to retirement, will be made in cash in either a lump sum or annually up to 10 years as selected by the participant. If a participant does not make an election, the distribution will be payable annually over three years. In the event of death prior to retirement or termination of employment, with or without cause, the distribution will be made in one lump sum payment. A participant has the right to apply to the committee for a hardship distribution in the event the participant incurs an unforeseeable emergency. Payment may be delayed to the extent permitted in accordance with regulations and guidance under Section 409A of the Code, and the rulings and regulations thereunder. The committee administering the Rabbi Trust Plan has the right to terminate the Plan. The Rabbi Trust Plan is unfunded and benefits are paid from our general assets under the Rabbi Trust Plan.

Other than Mr. Shermyen, who has elected to participate in the Rabbi Trust Plan, none of the Named Executive Officers has elected to participate in one of our deferred compensation plans. The following table provides information concerning amounts held under the Rabbi Trust Plan for the benefit of Mr. Shermyen at December 31, 2008.

Name	Executive Contributions in Last FY (1)($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (2)($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
John L. Shermyen	29,181	—	(11,246)	—	27,357

(1)	Amounts contributed by the Named Executive Officer in fiscal 2008 are also reported as compensation in the Summary Compensation Table.
(2)	Earnings received by the Named Executive Officer are not reported as compensation in the Summary Compensation Table because such earnings are not considered to be “above market” earnings under SEC regulations.

Estimated Benefits Upon Termination or a Change in Control

General

As noted above under the subheading “—Employment Agreements,” we have entered into employment agreements with each of the Named Executive Officers. These employment agreements provide for severance payments to each Named Executive Officer in the event of termination of employment under certain circumstances and a payment in the event of a Change in Control.

The receipt of the payments and benefits to the Named Executive Officers under their employment agreements with us are generally conditioned upon their complying with non-competition, non-solicitation/non-piracy and non-disclosure provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described therein will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies.

The Compensation Committee considered certain legal and tax provisions, fairness to stockholders, tenure of each executive officer and general corporate practice to select the events that will trigger payments under the employment agreements noted below.

Severance Payments

Each Named Executive Officer is eligible to receive a severance benefit equal to one and one half times the executive officer’s base salary upon executing a general release in favor of us in the event of a termination of the executive officer either by us without Cause, or by the executive officer for Good Reason (each as defined below) except for Mr. Shermyen who is eligible to receive a severance benefit equal to twelve months of his base salary in effect at the time of termination.

Under the Employment Agreements, “Cause” is defined as:

•

Fraud or theft committed by the employee against us or any of our subsidiaries, affiliates, joint ventures and related organizations, including any entity managed by us (collectively referred to as “Affiliates”), or commission of a felony; or

•	Gross negligence of the employee or willful misconduct by the employee that results, in either case, in material economic harm to us or our Affiliates; or

•

Breach of any provision by the employee of the Employment Agreement or breach of any fiduciary duty or duty of loyalty owed to us or our Affiliates, if such breach continues uncured for a period 10 days after written notice from us to the employee specifying the failure, refusal, or violation and our intention to terminate the Employment Agreement for Cause; or

•	Conduct of the employee tending to bring us or our Affiliates into public disgrace; or

•

Neglect or refusal by the employee to perform duties or responsibilities as directed by us, the Board or any executive committee established by the Board, or violation by the employee of any express direction of any lawful rule or regulation established by us or the Board or any committee established by the Board which is consistent with the scope of the employee’s duties under the Employment Agreement, if such failure, refusal, or violation continues uncured for a period 10 days after written notice from us to the employee specifying the failure, refusal, or violation and our intention to terminate the Employment Agreement for Cause; or

•	Commission of any acts or omissions by the employee resulting in or intended to result in direct material personal gain to the employee at our or our Affiliates’ expense; or

•	Employee materially compromises our or our Affiliates’ trade secrets or other confidential and proprietary information.

Cause does not include a bona fide disagreement over a corporate policy, so long as the employee does not willfully violate on a continuing basis specific written directions from the Board or any executive committee of the Board, which directions are consistent with the provisions of the Employment Agreement. Action or inaction by the employee is not be considered “willful” unless done or omitted by him intentionally and without his reasonable belief that his action or inaction was in our or our Affiliates’ best interests, and does not include failure to act by reason of total or partial incapacity due to physical or mental illness.

Under the Employment Agreements, “Good Reason” is defined as:

•

The assignment to the employee by us of any duties inconsistent with the employee’s status with us or a substantial alteration in the nature or status of the employee’s responsibilities from those in effect on the effective date of the Employment Agreement, or a reduction in the employee’s titles or offices as in effect on the effective date of the Employment Agreement, except in connection with the termination of his employment for Cause or disability or as a result of the employee’s death, or by the employee other than for Good Reason, or our establishment of a new office to which the employee may be asked to report, or our hiring of a President or other officer which may result in the reassignment of some of the employee’s duties to someone in our employ below the level of the employee; or

•

A reduction by us in the employee’s base salary as in effect on the effective date of the Employment Agreement or as the same may be increased from time to time during the term of the Employment agreement; or

•	The relocation of the employee to one of our offices located more than ninety (90) miles from Tucson, Arizona (Atlanta, Georgia in the case of Mr. Shermyen); or

•

Any material breach by us of a material term or provision contained in the Employment Agreement, which breach is not cured within thirty (30) days following the receipt by the Board of written notice of such breach; or

•

We give the employee proper notice in accordance with the Employment Agreement that the Employment Agreement will not be extended or renewed for an additional one (1) year period from the end of the term of the Employment Agreement or from the end of any subsequent annual renewal date.

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the Named Executive Officers under his employment agreement, assuming that such agreement had been in effect and the termination circumstance occurred on December 31, 2008:

	Reason for Termination of Employment
Named Officer and Nature of Payment	Voluntary by Executive $	Termination by Us without Cause or Termination by Executive for Good Reason $	Cause $	Death $	Disability $
Fletcher Jay McCusker:
Total cash payment	—	$862,500	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	$862,500	—	—	—

Michael N. Deitch:
Total cash payment	—	$450,000	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	$450,000	—	—	—

Fred D. Furman:
Total cash payment	—	$450,000	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	$450,000	—	—	—

	Reason for Termination of Employment
Named Officer and Nature of Payment	Voluntary by Executive $	Termination by Us without Cause or Termination by Executive for Good Reason $	Cause $	Death $	Disability $
Craig A. Norris:
Total cash payment	—	$525,000	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	$525,000	—	—	—

John L. Shermyen:
Total cash payment	—	$300,000	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	$300,000	—	—	—

(1)	All equity awards were vested at December 31, 2008.

Change in Control Payments

Certain payment provisions of the employment agreements with our Named Executive Officers are also triggered by a “Change in Control.” Under the employment agreements, a “Change in Control” is defined with reference to the definition of that term in our 2006 Plan and refers to an event or events, in which:

•

any “person” as defined in Sections 13(d) and 14(d) of the Exchange Act (other than (i) us or our subsidiaries, (ii) any fiduciary holding securities under our employee benefit plan or our subsidiaries, or (iii) any company owned by our stockholders), is or becomes the “beneficial owner” of 25% or more of our voting outstanding securities;

•

our stockholders approve certain (i) mergers or consolidations as more specifically described in the Employment Agreements, (ii) our complete liquidation or (iii) the sale or disposition of all or substantially all of our assets; or

•	a majority of our directors are replaced in certain circumstances during any period of two consecutive years.

In the event of a Change in Control of our company, Mr. McCusker is entitled to receive a lump sum payment equal to $1.00 less than three times his average annual W-2 compensation from us for the most recent five taxable years ending before the date on which the Change in Control occurs. Our employments agreements with each of Messrs. Norris, Deitch and Furman provide that the executive would receive a lump sum payment equal to two times the average of his annual W-2 compensation from us for the most recent five taxable years ending before the date on which the Change in Control occurs. Mr. Shermyen is entitled to receive one and one-half times his average annual W-2 compensation from us for the most recent five taxable years ending before the date on which the Change in Control occurs (or such portion of such period during which he performed personal services for us) but not in excess of the amount specified in Code Section 162(m)(1) (currently, $1,000,000) or any successor Code Section thereto. The lump sum payment will be paid to the Named Executive Officer upon the closing of the transaction causing the Change in Control.

Upon a Change in Control all of the Named Executive Officers also are entitled to an accelerated vesting and payment of stock options and restricted stock awards granted to that Named Executive Officer.

However, if the sum of any lump payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the Named Executive Officer, would constitute an “excess parachute payment” (as defined in Section 280G of the Code), then such lump sum payment or other benefit will be reduced to the largest amount that will not result in receipt by the Named Executive Officer of a parachute payment.

The following table quantifies the estimated maximum amount of payments and benefits under the employment agreements and agreements relating to awards granted under our 2006 Plan to which the Named Executive Officers would be entitled upon a Change in Control of our company that occurred on December 31, 2008.

Name	Change in Control Payment ($)	Value of Accelerated Vesting of Equity Awards ($)	Total Termination Benefits (1) ($)
Fletcher Jay McCusker	1,084,613	—	1,084,613
Michael N. Deitch	617,927	—	617,927
Fred D. Furman	995,393	—	995,393
Craig A. Norris	706,231	—	706,231
John L. Shermyen	1,000,000	—	1,000,000

(1)	No value has been assigned to any provisions of the Employment Agreements that remain in force following the Change in Control.

Compensation of Non-Employee Directors

As compensation for their service as directors of the Company for 2008, each non-employee member of the Board received a $60,000 annual stipend, except for the Audit Committee Chair who received a $90,000 annual stipend, the Lead Director who received an $85,000 annual stipend and the Chair of the Nominating and Corporate Governance Committee who received a $70,000 annual stipend. Regarding the compensation for the Chair of the Compensation Committee, the full annual stipend of $80,000 was not paid to any member of the Board as Mr. Geringer, the Chair of this committee until April 2008, received $26,667 of such amount and the member serving as the interim Chair from April 2008 to August 2008 and the member appointed as the new Chair of the Compensation Committee in August 2008 received no additional compensation for serving as Chair of the Compensation Committee in 2008. Payment of the annual stipends was made on a monthly basis following each month of service. No additional payments were made to non-employee members for participating in Board and committee meetings. Non-employee director fees remain the same for 2009.

Each non-employee member then serving on the first business day of each January receives 2,000 shares of restricted Common Stock, and a ten-year option to purchase 10,000 shares of Common Stock, with an exercise price equal to the closing market price of our Common Stock on the date of grant, under our 2006 Long-Term Incentive Plan (“2006 Plan”), subject to availability under the 2006 Plan. Awards generally vest in three equal installments on the first, second and third anniversaries of the date of grant. For services rendered in 2008, however, each non-employee member serving on the Board on January 1, 2008 and at the time of the 2008 annual meeting, received their annual equity award described above on June 9, 2008. On December 30, 2008, each non-employee member then serving on the Board was also granted a one-time award of 30,000 fully-vested shares of unrestricted stock under the 2006 Plan. On such date, the non-employee directors’ annual equity awards for 2009 were eliminated.

On December 30, 2008, the Compensation Committee elected to accelerate the vesting dates of all outstanding unvested stock options and restricted stock previously awarded to eligible directors, employees and consultants under the 2006 Plan, including any such stock options and restricted stock granted to the Company’s executive officers and non-employee members of the Board. All other terms of the stock options and restricted stock remained the same.

Non-employee directors are also reimbursed for reasonable expenses incurred in connection with attending meetings of the Board and meetings of Board committees.

2008 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards (1)(2) ($)	Total ($)
Steven I. Geringer (3)	26,667	4,078	38,352	69,097
Hunter Hurst, III*	70,000	73,415	69,139	212,554
Kristi L. Meints*	90,000	73,415	69,139	232,554
Warren S. Rustand* (4)	85,000	73,415	69,139	227,554
Richard Singleton	60,000	73,415	69,139	202,554

*	Committee Chair
(1)	For services rendered in 2008, each non-employee director was awarded an option to purchase 10,000 shares of Common Stock and 2,000 shares of restricted stock in June 2008 under our 2006 Plan. The options are ten-year options with an exercise price equal to the closing market price of our Common Stock on the date of grant. Prior to December 30, 2008, the options and restricted stock were to vest in three equal annual installments, on the first, second and third anniversaries of the date of grant; however, as noted above, the vesting of all outstanding unvested stock options and restricted stock was accelerated on such date. The grant date fair value of the options and restricted stock awarded to each non-employee director was $105,000 and $52,280, respectively. In addition, on December 30, 2008, each non-employee member then serving on the Board was granted a one-time award of 30,000 fully-vested shares of unrestricted stock and eliminated their annual equity awards for 2009. The closing market price of the Common Stock on December 30, 2008 was $1.33 per share, making the grant date fair value of the stock awarded to each non-employee director $39,900. The amounts shown in this column represent stock-based compensation for 2008 under Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, “SFAS 123R”. For a discussion of valuation assumptions, see Note 17, Stock-Based Compensation Arrangements, of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	The following table sets forth the number of outstanding unexercised options to purchase shares of Common Stock and the associated exercise price and grant date fair value held by each non-employee director as of December 31, 2008. All outstanding options were fully vested as of December 31, 2008:

		Number of stock options
Exercise Price	Fair Value	Steven I. Geringer	Hunter Hurst, III	Kristi L. Meints	Warren S. Rustand	Richard Singleton
$ 7.00	$5.05	—	—	1,429	—	—
$ 17.13	$6.35	10,000	—	10,000	—	—
$ 20.30	$6.72	10,000	—	30,000	—	10,000
$ 24.08	$7.80	—	—	—	10,000	—
$ 24.59	$10.42	10,000	10,000	10,000	10,000	10,000
$ 26.14	$10.50	—	10,000	10,000	10,000	10,000
$ 28.47	$9.28	10,000	10,000	10,000	10,000	10,000

Total		40,000	30,000	71,429	40,000	40,000

(3)	On April 10, 2008, Mr. Geringer resigned from the Board for personal reasons. Prior to his resignation, Mr. Geringer served as Chairperson of the Compensation Committee. Pursuant to the terms of a consulting agreement entered into between Mr. Geringer and the Company on April 11, 2008, Mr. Geringer is serving as a consultant to the Company until May 31, 2010. For such services, Mr. Geringer receives a consulting fee of approximately $6,667 per month, payable on the 15th day of each calendar month. In addition, per the terms of his consulting agreement, Mr. Geringer received (a) 2,668 shares of restricted Common Stock and non-qualified stock options to purchase 6,666 shares of Common Stock in 2008, all of which were to vest in two equal installments on each of January 2, 2009 and January 3, 2010, and (b) 667 shares of restricted Common Stock and non-qualified stock options to purchase 3,334 shares of Common Stock on January 1, 2009, all of which were to vest on January 1, 2010. The vesting of all of the foregoing awards was accelerated in December 2008 in connection with the Company’s acceleration of all of its then outstanding unvested equity awards. Amounts in this table do not include compensation Mr. Geringer received under this consulting agreement.

(4)	On August 21, 2008, Mr. Rustand was appointed Chairperson of the Compensation Committee. In addition, Mr. Rustand serves as the Board’s Lead Director.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Rustand (Chairperson), Hurst and Singleton and Ms. Meints. Prior to his resignation on April 10, 2008, Mr. Geringer served as a member of the Compensation Committee. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2008 was a current or former officer or employee of Providence, or engaged in certain transactions with us, required to be disclosed by regulations of the SEC (other than the certain transaction disclosed in Item 13 under “Certain Relationships and Related Transactions—Transaction with CBIZ Benefits and Insurance Services, Inc.” with respect to Mr. Rustand, which transaction, while required to be disclosed, has been deemed immaterial by the Board for purposes of determining Mr. Rustand’s independence). There were no compensation committee “interlocks” during the fiscal year ended December 31, 2008, which generally means that none of Providence’s executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of our Board or as a member of our Board’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of April 20, 2009, with respect to the beneficial ownership of Providence’s Common Stock by each stockholder known by Providence to own beneficially more than five percent of our outstanding Common Stock. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

Name and Address	No. of Shares of Common Stock Beneficially Owned (1)	Percent of Voting Power of Common Stock (1)
Donald E. and Tiffany Smith (2) c/o Avalon Correctional Services, Inc. 13401 Railway Drive, Oklahoma City, Oklahoma 73114	2,300,095	18.7%

Michael Bradley (3) c/o Avalon Correctional Services, Inc. 13401 Railway Drive, Oklahoma City, Oklahoma 73114	2,293,895	18.6%

Eric S. Gray (4) c/o Avalon Correctional Services, Inc. 13401 Railway Drive, Oklahoma City, Oklahoma 73114	2,293,895	18.6%

73114 Investments, L.L.C. (5) c/o Avalon Correctional Services, Inc. 13401 Railway Drive, Oklahoma City, Oklahoma 73114	2,292,895	18.6%

Avalon Correctional Services, Inc. (5) 13401 Railway Drive, Oklahoma City, Oklahoma 73114	2,292,895	18.6%

Cardinal Capital Management, LLC (6) One Greenwich Office Park, Greenwich, CT 06831	1,346,640	10.9%

Bank of America Corporation (7) NB Holdings Corporation BAC North America Holding Company BANA Holding Corporation Bank of America, NA 100 N. Tryon St., Floor 25, Bank of America Corporate Center, Charlotte, NC 28255	1,188,513	9.7%

Columbia Management Group, LLC (7) Columbia Management Advisors, LLC 100 N. Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255	1,180,497	9.6%

Name and Address	No. of Shares of Common Stock Beneficially Owned (1)	Percent of Voting Power of Common Stock (1)
Zesiger Capital Group LLC (8) 320 Park Avenue, New York, NY 10022	1,096,535	8.9%

Palladium Equity Partners III, L.P. (9) Palladium Equity Partners III, L.L.C. Marcos A. Rodriguez Rockefeller Center, 1270 Avenue of the Americas, New York, NY 10020	717,254	5.5%

Barclays Global Investors, NA (10) Barclays Global Fund Advisors 400 Howard Street, San Francisco, CA 94105	716,421	5.8%

William Blair & Company, L.L.C. (11) 222 W. Adams, Chicago, IL 60606	680,240	5.5%

Kennedy Capital Management, Inc. (12) 10829 Olive Boulevard, St. Louis, MO 63141	634,823	5.2%

(1)	The securities “beneficially owned” by each stockholder are determined as of April 20, 2009 in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities owned by or for others, including, in the case of an individual, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, and may include securities as to which the stockholder has or shares voting or investment power or has the right to acquire within 60 days after April 20, 2009. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Includes 2,292,895 shares of Common Stock owned by 73114 and 7,200 shares of Common Stock owned by Donald E. and Tiffany Smith. See note 5 below.

(3)	Includes 2,292,895 shares of Common Stock owned by 73114 and 1,000 shares of Common Stock owned by Michael Bradley. See note 5 below.

(4)	Includes 2,292,895 shares of Common Stock owned by 73114 and 1,000 shares of Common Stock owned by Eric S. Gray. See note 5 below.

(5)	Represents shares of Common Stock owned by 73114. 73114 is a wholly-owned subsidiary of Avalon Correctional Services. Donald E. Smith is CEO/President Manager of 73114 and CEO/President of Avalon Correctional Services as well as sole director of Avalon Correctional Services. Tiffany Smith is Secretary Manager of 73114 and Vice President and Secretary of Avalon Correctional Services. The Smiths are husband and wife. Mr. Bradley is Vice President Manager of 73114 and Chief Financial Officer of Avalon Correctional Services. Mr. Gray is Vice President Manager of 73114 and Vice President and Corporate Counsel of Avalon Correctional Services. Messrs. Bradley and Gray disclaim beneficial ownership of the Common Stock held by 73114. This is based on the Schedule 13D filed with the SEC on November 10, 2008 and Schedules 13D/A filed with the SEC on February 13, 2009 and March 2, 2009.

(6)	Represents shares of Common Stock indirectly beneficially owned by Cardinal Capital Management, LLC. This is based on the Schedule 13G/A filed with the SEC on February 17, 2009.

(7)	This is based on the Schedule 13G/A filed with the SEC on February 12, 2009.

(8)	Represents shares of Common Stock indirectly beneficially owned by Zesiger Capital Group LLC. Zesiger Capital Group LLC disclaims beneficial ownership of all of the shares of Common Stock which are held in discretionary accounts managed by Zesiger Capital Group LLC. This is based on the Schedule 13G/A filed with the SEC on February 10, 2009.

(9)	Represents shares of Common Stock that may be issued upon the conversion of Providence’s 6.5% Convertible Senior Subordinated Notes due 2014 beneficially owned by Palladium Equity Partners III, L.P. (“Palladium”). Palladium Equity Partners III, L.L.C. (“Palladium General”) is the general partner of Palladium. Mr. Rodriguez is the managing member of Palladium General. This is based on the Schedule 13G filed with the SEC on February 19, 2009.

(10)	The shares of Common Stock are held in trust accounts for the economic benefit of the beneficiaries of those accounts. This is based on the Schedule 13G filed with the SEC on February 5, 2009.

(11)	This is based on the Schedule 13G/A filed with the SEC on January 12, 2009.

(12)	This is based on the Schedule 13G filed with the SEC on February 13, 2009.

Management and Directors Only

The following table sets forth certain information, as of April 20, 2009, with respect to the beneficial ownership of Providence’s Common Stock by (a) all of Providence’s directors and each of Providence’s nominees for director, (b) all of Providence’s executive officers named in the “Summary Compensation Table” contained in Item 11 and (c) all of Providence’s directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to his/her shares:

Name	No. of shares of Common Stock Beneficially Owned (1)	Percent of Voting Power of Common Stock (1)
Michael N. Deitch (2)	150,017	1.2%
Fred Furman (3)	173,464	1.3%
Fletcher Jay McCusker (4)	216,312	1.7%
Craig A. Norris (5)	133,631	1.0%
John Shermyen (6)	124,261	*
Hunter Hurst, III (7)	64,000	*
Kristi L. Meints (8)	105,429	*
Warren S. Rustand (9)	74,000	*
Richard Singleton (10)	74,000	*
All directors and executive officers as a group (10 persons)(11)	1,134,779	8.5%

*	Less than 1%.
(1)	The securities “beneficially owned” by an individual are determined as of April 20, 2009 in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after April 20, 2009. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Includes 87,160 shares of Common Stock held by Mr. Deitch and 62,857 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009.

(3)	Includes 87,161 shares of Common Stock held by Mr. Furman and 86,303 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009.

(4)	Includes 94,973 shares of Common Stock held by Mr. McCusker and 121,339 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009. Does not include 37,000 shares of Common Stock held by The Fletcher J. McCusker GRAT for the benefit of Mr. McCusker’s son, as to which Mr. McCusker disclaims beneficial ownership.

(5)	Includes 87,798 shares of Common Stock held by Mr. Norris and 45,833 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009.

(6)	Includes 106,404 shares of Common Stock held by Mr. Shermyen and 17,857 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009.

(7)	Includes 34,000 shares of Common Stock held by Mr. Hurst and 30,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009.

(8)	Includes 34,000 shares of Common Stock held by Ms. Meints and 71,429 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009.

(9)	Includes 34,000 shares of Common Stock held by Mr. Rustand and 40,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009.

(10)	Includes 34,000 shares of Common Stock held by Mr. Singleton and 40,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009.

(11)	Includes 530,618 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 20, 2009, 4,665 shares of Common Stock held by the Mary J. Shea Revocable Trust, and 599,496 shares of Common Stock in the aggregate held by Messrs. Deitch, Furman, McCusker, Norris, Hurst, Rustand, Shermyen and Singleton, and Ms. Meints.

See Part II-Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Original Filing for certain information regarding our equity compensation plans, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

General

All of our directors and officers complete a Director and Officer Questionnaire at the beginning of each year, in which they are asked to disclose family relationships and other related party transactions. Our Audit Committee is responsible for reviewing and approving all related person transactions, as defined in Item 404 of SEC Regulation S-K. Our Audit Committee’s procedures for reviewing related party transactions are not in writing.

We believe that our arrangements with Las Montanas Aviation, LLC and CBIZ referred to below are no less favorable to us than those available to us from other entities providing such services.

Transaction with Mr. McCusker, Providence’s Chief Executive Officer

Beginning in 2004, Providence began using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis, including by a number of employees for short flights not typically covered by scheduled airline routes from Tucson. Las Montanas Aviation, LLC is owned by Mr. McCusker. For the years ended December 31, 2008, 2007 and 2006, Providence reimbursed Las Montanas Aviation, LLC approximately $76,000, $133,000 and $149,000, respectively, for use of the airplane for business travel purposes.

Transaction with CBIZ Benefits and Insurance Services, Inc.

Providence uses CBIZ Benefits and Insurance Services, Inc. (“CBIZ”), a subsidiary of CBIZ, Inc., to administer and consult on its self-insured employee health benefits, 401(k) and deferred compensation plans. For 2008, CBIZ and its subsidiaries received approximately $345,500, consisting of fees of approximately $238,000 paid by Providence and commissions of approximately $107,500 paid by third parties related to business with Providence. Eric Rustand and Garrett Rustand, two of Mr. Rustand’s sons, work for CBIZ. Eric Rustand, Vice President of Business Development for CBIZ, is the lead consultant on the employee health benefits plans for Providence. Garrett Rustand, Vice President of Wealth Management for CBIZ, is one of three wealth management practitioners overseeing Providence’s 401(k) and deferred compensation plans. For 2008, Eric Rustand received approximately $64,000 in commissions from CBIZ and Garrett Rustand received approximately $8,400 in commissions from CBIZ related to CBIZ’s business with Providence. A third son works for CBIZ, but did not receive compensation related to CBIZ’s business with Providence.

Consulting Agreement with Steven I. Geringer

Pursuant to the terms of a consulting agreement entered into between Mr. Geringer and the Company on April 11, 2008, Mr. Geringer is serving as a consultant to the Company until May 31, 2010. For such services, Mr. Geringer receives a consulting fee of approximately $6,667 per month, payable on the 15th day of each calendar month. In addition, per the terms of his consulting agreement, Mr. Geringer received (a) 2,668 shares of restricted Common Stock and non-qualified stock options to purchase 6,666 shares of Common Stock in 2008, all of which were to vest in two equal installments on each of January 2, 2009 and January 3, 2010, and (b) 667 shares of restricted Common Stock and non-qualified stock options to purchase 3,334 shares of Common Stock on January 1, 2009, all of which were to vest on January 1, 2010. The vesting of all of the foregoing awards was accelerated in December 2008 in connection with the Company’s acceleration of all of its then outstanding unvested equity awards.

Henry S. G. Hardy Employment Agreement

The Company’s subsidiary, LogistiCare Solutions, LLC (“LogistiCare”), has an employment agreement, dated as of May 28, 2004, with Henry S. G. Hardy, the brother-in-law of John L. Shermyen. Mr. Hardy is Executive Vice President of LogistiCare. The initial term of the agreement was for two years. The agreement automatically renews for successive one year periods, unless either LogistiCare or Mr. Hardy gives written non-renewal notice at least ninety days prior to the end of the one year period. His base salary is $140,000 and he is entitled to receive an annual performance bonus not to exceed 30% of his annual base salary based upon his overall performance and the performance of LogistiCare. If LogistiCare terminates Mr. Hardy’s employment for any reason other than for cause or disability or Mr. Hardy is constructively discharged or resigns following a change in control, Mr. Hardy will receive 100% of his annual base salary then in effect. In the year ended December 31, 2008, Mr. Hardy was paid a total of $149,197.

Independence of the Board of Directors

The Board believes that independence depends not only on our director’s individual relationships, but also on the Board’s overall attitude. Providing objective, independent judgment is at the core of the Board’s oversight function. Under our corporate governance guidelines, the Board, with the assistance of legal counsel and the Nominating and Governance Committee of the Board, uses the current standards for “independence” established by The Nasdaq Stock Market LLC, referred to as “Nasdaq”, to evaluate any material relationship a director may have with Providence to determine director independence. A director is not considered “independent” unless the Board affirmatively determines that the director has no material relationship with Providence or any subsidiary in the consolidated group other than as a director of another Board of Directors. Any relationship that falls below a threshold set forth by the standards for “independence” established by Nasdaq and our corporate governance guidelines, or is not required to be disclosed under Item 404(a) of SEC Regulation S-K, is automatically deemed to be an immaterial relationship. Our Board has affirmatively determined that each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee, as well as each member of the Board is independent except for Messrs. McCusker and Norris, who are employed by Providence. While the Company engages a consultant to administer its employee benefits plans that employs three of Mr. Rustand’s sons (as described above under “—Certain Relationships and Related Transactions”), which information is required to be disclosed as a related party transaction under Item 404(a) of SEC Regulation S-K, the Board has affirmatively determined this relationship to be immaterial based on the dollar amounts involved in the transaction.

Item 14. Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firms

Fees for professional services provided by the Company’s independent registered public accounting firm (KPMG LLP (“KPMG”) for 2008 and McGladrey & Pullen, LLP (“M&P”) for 2007) for the fiscal years ended December 31, 2008 and 2007 in each of the following categories were:

	Fiscal Year Ended December 31,
	2008	2007
Audit fees	$1,279,000	$976,000
Audit related fees	$—	$269,000
Tax fees	$484,000	$—
All other fees	$363,000	$—

Total	$2,126,000	$1,245,000

Audit Fees. Audit fees consisted of amounts incurred for services performed in association with the annual financial statement audit (including required quarterly reviews), the audit of the Company’s internal control over financial reporting, and other procedures normally required by the independent auditor in order to be able to form an opinion on the Company’s consolidated financial statements. Other procedures included consultations relating to the audit or quarterly reviews, and services performed by KPMG and M&P in connection with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings. In addition, for 2007, audit fees of approximately $315,000 were incurred for services performed in association with the Company’s annual financial statement audit related to Charter LCI Corporation which was acquired by the Company in December 2007.

Audit Related Fees. Audit related fees consisted of amounts incurred for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent registered public accounting firm. Audit related services included accounting consultations and audits in connection with acquisitions.

Tax Fees. Tax fees consisted of amounts incurred for professional services rendered by KPMG for tax compliance and tax consulting. Tax services included the preparation of the Company’s income tax provision, including assistance with the adoption of Financial Accounting Standards Board (“FASB”) Interpretations No. 48, “.Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” Tax services also included the preparation of the Company’s Federal and state tax return for fiscal 2007, and general federal and state tax consulting and planning for fiscal year 2008 and prior. No tax fees were incurred during 2007 with respect to M&P.

All Other Fees. All other fees consisted of amounts incurred for advisory services provided by KPMG in 2007 related to various accounting transactions. These advisory services related to services for accounting periods prior to KPMG’s retention as the Company’s independent registered public accounting firm in the first quarter of 2008.

The Audit Committee has considered and determined that the services provided by KPMG and M&P were compatible with KPMG and M&P maintaining their independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee pre-approved all audit services provided to the Company by KPMG in fiscal year 2008. No non-audit services were provided by KPMG in fiscal year 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2008 and 2007;

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2008, 2007 and 2006; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

(2)	Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$2,615,681	$3,768,117	$1,635,782	(1)	$4,585,891	(3)	$3,433,689
Deferred tax valuation allowance	368,263	54,165	—		—		422,428

Year Ended December 31, 2007:
Allowance for doubtful accounts	$5,336,864	$675,378	$980,245	(2)	$4,376,806	(3)	$2,615,681
Deferred tax valuation allowance	371,452	—	—		3,189		368,263

Year Ended December 31, 2006:
Allowance for doubtful accounts	$522,762	$4,907,979	$—		$93,877	(3)	$5,336,864
Deferred tax valuation allowance	302,145	69,307	—		—		371,452

Notes:

(1)	Amount primarily represents the allowance for contractual adjustments related to our non-emergency transportation management services operating segment that are recorded as adjustments to non-emergency transportation services revenue.
(2)	Beginning balance for allowance for doubtful accounts for Maple Star Oregon and LogistiCare, Inc.
(3)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3)	Exhibits

Exhibit Number	Description

2.1(1)	Purchase Agreement dated as of February 1, 2006 by and between The Providence Service Corporation and A to Z In-Home Tutoring, LLC, Scott Hines and Ann-Riley Caldwell, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2(2)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A Pille, Keith F. Noble and Marilyn L. Nolan. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(3)	Asset Purchase Agreement dated as of August 4, 2006 by and between Providence Community Services, Inc., a wholly owned subsidiary of The Providence Service Corporation, and Ross Education, LLC and The Providence Service Corporation (as Guarantor). (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4(4)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.5(5)	Asset Purchase Agreement dated as of October 5, 2007 by and among Children’s Behavioral Health, Inc., Family & Children’s Services, Inc. and Mary L. White, as shareholder. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6(6)	Agreement and Plan of Merger, dated as of November 6, 2007, by and among The Providence Service Corporation, Charter LCI Corporation, CLCI Agent, LLC, as Stockholders’ Representative, and PRSC Acquisition Corporation, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1*	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 10, 2008.

3.2(7)	Amended and Restated Bylaws of The Providence Service Corporation, effective February 24, 2009.

4.1(8)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(9)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(10)	Preferred Stock Rights Agreement, dated as of December 9, 2008, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(11)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(12)	2003 Stock Option Plan, as amended.

+10.3(13)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(14)	Providence Service Corporation Deferred Compensation Plan.

10.5(15)	Second Amended and Restated Registration Rights Agreement by and among The Providence Service Corporation, Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Petra Mezzanine Fund, L.P., Harbinger Mezzanine Partners, L.P., Geringer Family Trust u/a June 26, 1996, Lynn C. Chalache, Jane B. Terrell and Jill MacAlister, dated as of July 30, 2003.

10.6(9)	Note Purchase Agreement, dated November 6, 2007, by and among The Providence Service Corporation and the purchasers named therein. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.7(8)	Amendment No. 1 to Note Purchase Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.8(8)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.9(6)	Credit and Guaranty Agreement, dated as of December 7, 2007, by and among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. and SunTrust Bank, ING Capital LLC and Royal Bank of Canada, the other lenders party thereto and CIT Capital Securities LLC, as sole lead arranger and bookrunner. (Certain schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.10(21)	Amendment No. 1 dated as of March 11, 2009 to the Credit and Guarantee Agreement among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. SunTrust Bank, ING Capital LLC and Royal Bank of Canada.

10.11(8)	Escrow Agreement, dated November 13, 2007, by and among The Providence Service Corporation, The Bank of New York Trust Company, N.A., as Escrow Agent, and The Bank of New York Trust Company, N.A., as Trustee.

+10.12(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.13*	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.14(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

+10.15*	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

+10.16(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

+10.17*	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

+10.18(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

+10.19*	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

+10.20(6)	Employment Agreement of John Shermyen dated as of November 6, 2007.

+10.21*	Amendment No. 1 dated March 3, 2009 to the Employment Agreement of John Shermyen dated as of November 6, 2007.

+10.22(17)	Annual Incentive Compensation Plan.

+10.23(18)	Form of Restricted Stock Agreements, as amended.

+10.24(19)	Form of Stock Option Agreements.

10.25(20)	Consulting Agreement dated as of April 11, 2008 between The Providence Service Corporation and Steven I. Geringer.

12.1*	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of McGladrey & Pullen, LLP.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

31.3**	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.4**	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
*	Previously filed with the Original Filing.
**	Filed herewith
(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.
(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.
(7)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(8)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.
(9)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008.
(11)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(12)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(13)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 25, 2008
(14)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.
(15)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 333-106286) filed with the Securities and Exchange Commission on July 31, 2003.
(16)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.
(17)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008.
(18)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
(19)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(20)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.
(21)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer

Dated: April 28, 2009