Form 10-Q
period 2009-03-31
PROVIDENCE SERVICE CORP
filed 2009-05-07
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 4, 2009, there were outstanding 12,855,091 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,364,247	$32,148,494
Accounts receivable—billed, net of allowance of $3.4 million in 2008 and $5.3 million in 2009	72,617,418	81,879,378
Accounts receivable—unbilled	423,817	514,331
Management fee receivable	7,702,608	7,643,532
Other receivables	3,148,970	3,321,568
Notes receivable	467,682	395,076
Restricted cash	7,803,808	7,877,076
Prepaid expenses and other	15,377,639	11,941,416
Deferred tax assets	4,757,535	4,803,204

Total current assets	141,663,724	150,524,075
Property and equipment, net	11,983,368	11,463,556
Notes receivable, less current portion	132,159	98,165
Goodwill	112,770,566	113,049,969
Intangible assets, net	81,555,587	79,553,517
Restricted cash, less current portion	5,207,132	5,210,084
Other assets	12,350,697	12,197,713

Total assets	$365,663,233	$372,097,079

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$14,264,925	$15,021,002
Accounts payable	3,004,608	3,776,276
Accrued expenses	27,232,740	29,476,707
Accrued transportation costs	32,051,325	31,357,045
Deferred revenue	3,375,231	4,695,348
Current portion of interest rate swap	1,431,036	1,402,892
Reinsurance liability reserve	8,846,910	8,300,558

Total current liabilities	90,206,775	94,029,828

Long-term obligations, less current portion	223,493,680	219,168,680
Other long-term liabilities	3,975,278	4,029,029
Deferred tax liabilities	10,096,297	11,056,402

Total liabilities	327,772,030	328,283,939
Commitments and contingencies
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,462,356 and 13,473,859 issued and outstanding
(including treasury shares)	13,462	13,474
Additional paid-in capital	169,698,598	170,005,316
Retained deficit	(123,253,836)	(117,377,180)
Accumulated other comprehensive loss, net of tax	(4,449,547)	(4,405,040)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	30,624,710	36,852,603
Non-controlling interest	7,266,493	6,960,537

Total stockholders’ equity	37,891,203	43,813,140

Total liabilities and stockholders’ equity	$365,663,233	$372,097,079

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
	2008	2009
Revenues:
Home and community based services	$65,895,664	$72,690,740
Foster care services	6,952,314	8,947,853
Management fees	5,242,427	3,592,322
Non-emergency transportation services	95,574,053	101,481,252

	173,664,458	186,712,167

Operating expenses:
Client service expense	61,483,646	66,874,477
Cost of non-emergency transportation services	86,247,630	89,821,531
General and administrative expense	11,666,156	11,890,715
Depreciation and amortization	3,319,549	3,084,198

Total operating expenses	162,716,981	171,670,921

Operating income	10,947,477	15,041,246

Other (income) expense:
Interest expense	5,285,946	5,314,021
Interest income	(358,413)	(115,950)

Income before income taxes	6,019,944	9,843,175

Provision for income taxes	2,315,826	3,966,519

Net income	$3,704,118	$5,876,656

Earnings per common share:
Basic	$0.30	$0.45

Diluted	$0.29	$0.44

Weighted-average number of common shares outstanding:
Basic	12,527,875	13,115,018
Diluted	12,739,617	14,851,279

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2008	2009
Operating activities
Net income	$3,704,118	$5,876,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,240,605	1,159,667
Amortization	2,078,944	1,924,531
Amortization of deferred financing costs	620,086	998,344
Provision for doubful accounts	614,409	486,577
Deferred income taxes	(230,832)	827,537
Stock based compensation	554,368	773
Excess tax benefit upon exercise of stock options	(27,916)	—
Other	19,684	147,391
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable	(2,899,837)	(9,958,332)
Management fee receivable	(294,778)	59,076
Other receivables	882,470	(179,146)
Restricted cash	558,985	(127,363)
Reinsurance liability reserve	(46,449)	(347,147)
Prepaid expenses and other	749,509	3,385,502
Accounts payable and accrued expenses	4,760,080	2,869,765
Accrued transportation costs	767,964	(694,280)
Deferred revenue	(837,966)	1,313,319
Other long-term liabilities	28,870	23,427

Net cash provided by operating activities	12,242,314	7,766,297
Investing activities
Purchase of property and equipment, net	(1,016,603)	(666,960)
Acquisition of businesses, net of cash acquired	(345,698)	(3,735)
Restricted cash for contract performance	2,642,285	51,142
Purchase of short-term investments, net	25,883	(65,022)
Collection of notes receivable	2,531,274	106,599

Net cash provided by (used in) investing activities	3,837,141	(577,976)
Financing activities
Proceeds from common stock issued pursuant to stock option exercise	101,201	—
Excess tax benefit upon exercise of stock options	27,916	—
Repayment of long-term debt	(2,162,500)	(3,568,923)
Debt financing costs	(32,875)	(769,456)
Capital lease payments	—	(34,414)

Net cash used in financing activities	(2,066,258)	(4,372,793)

Effect of exchange rate changes on cash	(195,378)	(31,281)

Net change in cash	13,817,819	2,784,247
Cash at beginning of period	35,378,645	29,364,247

Cash at end of period	$49,196,464	$32,148,494

Supplemental cash flow information:
Cash paid for interest	$2,593,891	$3,927,552

Cash paid for income taxes	$772,506	$321,344

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd. (“WCG”) (collectively, the “Company”, “our”, “we” and “us”). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of March 31, 2009, the Company operated in 42 states, and the District of Columbia, United States, and British Columbia, Canada.

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

Concentration of Credit Risk

Contracts entered into with governmental agencies and other entities that contract with governmental agencies accounted for approximately 84% and 81% of the Company’s revenue for the three months ended March 31, 2008 and 2009, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the three months ended March 31, 2008 and 2009, the Company conducted a portion of its operations in Canada through WCG. At March 31, 2008 and 2009, approximately $21.8 million, or 11.3%,

and $11.2 million, or 25.5%, of the Company’s net assets, respectively, were located in Canada. In addition, approximately $9.3 million, or 5.3%, and $4.7 million, or 2.5%, of the Company’s consolidated revenue for the three months ended March 31, 2008 and 2009, respectively, was generated from our Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

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

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $1.6 million and $1.4 million as of December 31, 2008 and March 31, 2009, respectively, which was classified as “Current portion of interest rate swap” and “Other long-term liabilities” in the accompanying consolidated balance sheet with respect to the balance at December 31, 2008 and as “Current portion of interest rate swap” in the accompanying consolidated balance sheet at March 31, 2009.

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

At December 31, 2008 and March 31, 2009, approximately $2.0 million and $2.3 million, respectively, of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $13.0 million and $13.1 million of restricted cash at December 31, 2008 and March 31, 2009, respectively, as follows:

	December 31, 2008	March 31, 2009
Collateral for letters of credit—Contractual obligations	$175,000	$175,000
Contractual obligations	898,844	1,026,207

Subtotal restricted cash for contractual obligations	1,073,844	1,201,207

Collateral for letters of credit—Reinsured claims losses	3,311,000	3,311,000
Escrow—Reinsured claims losses	8,626,096	8,574,953

Subtotal restricted cash for reinsured claims losses	11,937,096	11,885,953

Total restricted cash	13,010,940	13,087,160

Less current portion	7,803,808	7,877,076

	$5,207,132	$5,210,084

Of the restricted cash amount at December 31, 2008 and March 31, 2009:

•	$175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $3.3 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets;

•

approximately $899,000 and $1.0 million, respectively, was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•	approximately $1.6 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•

approximately $7.0 million and $6.9 million, respectively, was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with the acquisition of Charter LCI Corporation in 2007).

At March 31, 2009, approximately $3.5 million, $1.6 million, $6.7 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $1.0 million is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes, the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”) subject to certain lockup provisions that prohibit the transfer of such shares during the first 24 months after August 1, 2007 with respect to 50% of the shares issued upon exchange. Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of March 31, 2009. The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of WCG. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in equity in the accompanying consolidated balance sheets at December 31, 2008 and March 31, 2009. The Company adopted the provisions of SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) on January 1, 2009 and as a result reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the sellers related to the Company’s acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and March 31, 2009, as equity. Prior to January 1, 2009, the Company classified this ownership interest as “Non-controlling interest” in its consolidated balance sheets.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 (the date of acceleration of all of the then outstanding unvested stock options) for the three months ended March 31, 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and amounted to approximately $328,000 (net of tax of $226,000). On December 30, 2008, the Compensation Committee of the Board approved, effective as of that date, the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock awarded subsequent to December 31, 2005 to eligible employees, directors and consultants, including stock options and restricted stock granted to executive officers and non-employee directors, under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”); provided the equity holder was actively an employee, director or consultant of the Company on December 30, 2008. All other terms of the stock options and restricted stock remained the same. Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 30, 2008 for the three months ended March 31, 2009 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS 123R and totaled approximately $800 (net of tax of $0). SFAS 123R requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the three months ended March 31, 2008 and 2009, the amount of excess tax benefits resulting from the exercise of stock options was approximately $27,916 and $0. These amounts are reflected as cash flows from financing activities for the three months ended March 31, 2008 and 2009 in the accompanying consolidated statements of cash flows.

As of March 31, 2009, there was approximately $11,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.8 years.

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation and derivative instruments and hedging activities and income taxes.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006 to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The statement is effective for fiscal years beginning after December 31, 2008. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, the Company adopted the provisions of SFAS 157 relating to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company had not applied the provisions of SFAS 157 prior to January 1, 2009 included those measured at fair value in goodwill impairment testing and indefinite life intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact its financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its financial statements. The Company has determined that there was no material impact of adopting the provisions of SFAS 157 relating to non-recurring nonfinancial assets and nonfinancial liabilities on its financial condition, results of operations and cash flow.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. On January 1, 2009, the Company adopted SFAS 141R. In addition, the Company determined that there was no material impact of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

In December 2007 the FASB issued SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted the provisions of SFAS 160 on January 1, 2009 and as a result reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the sellers related to the Company’s acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and March 31, 2009, as equity. Prior to January 1, 2009, the Company classified this ownership interest as “Non-controlling interest” in its consolidated balance sheets. The Company determined that the adoption of the other provisions of SFAS 160 did not have a material impact on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS 133. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. On January 1, 2009, the Company adopted the provisions of SFAS 161 and determined that, other than the additional disclosures related to its interest rate swap the Company is now required to make, the adoption of SFAS 161 did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in paragraph 11 of SFAS 142. In addition, FSP 142-3, requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. On January 1, 2009, the Company adopted the provisions of FSP 142-3. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company’s 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) are subject to the provisions of EITF 07-5 since the notes are indexed to the Company’s own stock, they are convertible, under certain circumstances, into common stock at a specified conversion rate. EITF 07-5 requires issuers of convertible notes that protect holders from declines in the issuer’s stock price (“down-round” protection) to account for these instruments as derivatives under SFAS 133. The Notes do not contain any “down-round” protection, therefore the adoption of EITF 07-5 as of January 1, 2009 did not impact the Company’s consolidated financial statements.

Pending Accounting Pronouncements

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact, if any, of the adoption of this FSP on its consolidated financial statements.

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 107-1 on its consolidated results of operations and financial condition.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2009:

		Fair Value Measurement at March 31, 2009 Using
	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$(1,402,892)	$—	$(1,402,892)	$—

The Company’s interest rate swap is carried at fair value measured on a recurring basis. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (e.g., LIBOR cash and swap rates and credit risk at commonly quoted intervals as published by Bloomberg on the last day of the period for financial institutions with the same credit rating as the counterparty). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for short term, futures rates and swap rates beyond the derivative maturity are used to interpolate the spot rates at the three month rate resets specified by each swap. A credit default swap rate based on the current credit rating of the counterparty is applied to all cash flows when the swap is in an asset position. The Company uses the floating rate factor related to its variable rate debt (6.5%) to discount all cash flows when the derivative is in a liability position to reflect the potential credit risk to lenders.

4. Other Receivables

At December 31, 2008 and March 31, 2009, insurance premiums of approximately $2.4 million and $2.5 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at March 31, 2009 was approximately $1.5 million, of which approximately $400,000 was classified as “Other receivables” and approximately $1.1 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2008 was approximately $1.4 million, of which approximately $446,000 was classified as “Other receivables” and approximately $1.0 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company records a corresponding liability, which offsets these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheet.

5. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2008	March 31, 2009
Prepaid payroll	$2,703,503	$2,541,250
Prepaid insurance	3,381,451	2,835,910
Prepaid taxes	3,978,742	1,124,152
Prepaid rent	737,847	749,274
Provider advances	285,020	340,538
Prepaid maintenance agreements and copier leases	608,075	700,143
Prepaid bus tokens and passes	1,133,290	1,169,310
Prepaid commissions and brokerage fees	548,446	536,746
Interest receivable—certificates of deposit	694,852	759,874
Other	1,306,413	1,184,219

Total prepaid expenses and other	$15,377,639	$11,941,416

6. Acquisitions and Goodwill

The following acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of this acquisition has been allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values and may change when the final valuation of certain intangible assets and deferred taxes are determined.

Effective September 30, 2008, the Company acquired all of the equity interest in AmericanWork, Inc. (“AW”), a community based mental health provider operating in 23 Georgia locations. AW provides, among other things, independent living services and training in support of individuals with mental illness, outpatient individual and group behavioral health services, and community based vocational and peer supported vocational and employment services. The total purchase price consisted of cash in the amount of approximately $3.5 million, with approximately $3.0 million paid by the Company at closing on October 14, 2008 and the balance held by the Company for one year to secure potential indemnity obligations. In April 2009, the purchase price adjustment as provided for in the associated purchase agreement was finalized resulting in an additional amount payable by the Company of approximately

$270,000, which the Company paid to the seller on April 14, 2009. The Company believes this acquisition enhances its community based social services offering, expands its presence in Georgia, and further positions the Company for growth. The purchase price and the additional amount resulting from the final working capital adjustment was funded by cash generated from the Company’s operations.

The following represents the Company’s preliminary allocation of the purchase price.

Consideration:
Cash	$2,975,000
Due to former shareholder	816,011
Estimated cost of acquisition	46,401

$3,837,412

Allocated to:
Goodwill	$811,240
Intangibles	1,387,441
Fixed assets	528,989
Working capital	990,932
Other assets	118,810

$3,837,412

Currently, the above goodwill is expected to be tax deductible.

Goodwill

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balance at December 31, 2008	$17,585,055	$95,185,511	$112,770,566
AW working capital true-up and other adjustments	319,698	—	319,698
WCG foreign currency adjustments	(41,446)	—	(41,446)
Camelot Community Care, Inc. additional acquisition costs	1,151	—	1,151

Balance at March 31, 2009	$17,864,458	$95,185,511	$113,049,969

7. Long-Term Obligations

	December 31, 2008	March 31, 2009
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	$618,680	$618,680
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010	1,800,000	1,800,000
5.85% secured, note payable, interest and principal payable monthly beginning January 2009 through September 2009	989,925	664,752
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, Base Rate (as defined in the credit and guarantee agreement) plus 5.5% (effective rate of 8.75% at March 31, 2009) through December 2012	—	—
$173,000,000 term loan, Base Rate plus 5.5% with principal and interest payable quarterly (as described below) through December 2013	164,350,000	161,106,250

	237,758,605	234,189,682
Less current portion	14,264,925	15,021,002

	$223,493,680	$219,168,680

Credit facility.

On December 7, 2007, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with CIT Healthcare LLC, as administrative agent, Bank of America, N.A. and SunTrust Bank, as co-documentation agents, ING Capital LLC and Royal Bank of Canada, as co-syndication agents, other lenders party thereto, and CIT Capital Securities LLC, as sole lead arranger and bookrunner. The Credit Agreement replaced the Company’s previous credit facility with CIT Healthcare LLC.

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

•

amend certain financial covenants to change the requirements to a level where the Company met the requirements for the fourth quarter of 2008 and the first quarter of 2009, and the Company believes it will meet the requirements for the remainder of 2009;

•

establish a new financial covenant through December 31, 2009 based upon the Company’s operations maintaining a minimum monthly earnings before interest, taxes, depreciation and amortization level (as such term is defined in Amendment No. 1 to the Credit Agreement) commencing with the three months ending March 31, 2009; and,

•

require the Company to deliver to the lenders monthly consolidated financial statements and a 13-week rolling cash flow forecast each week from the effective date of Amendment No. 1 to the Credit Agreement to December 31, 2009.

In exchange for the amendments described above, the Company agreed to pay an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in the accompanying consolidated balance sheet at March 31, 2009. In addition, in connection with this transaction, the Company incurred fees and expenses of approximately $1.5 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.1 million and “Interest expense” in the amount of approximately $348,000 in the accompanying consolidated statement of income for the three months ended March 31, 2009.

8. Interest Rate Swap

In February 2008, the Company entered into an interest rate swap to convert a portion of its floating rate long-term debt expense to fixed rate debt expense. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. Under the swap agreement, the Company will pay 3.026% and receive three-month LIBOR on a notional amount of $86.5 million through February 2010. The Company designated the interest rate swap as a cash flow hedge under SFAS 133. Prior to Amendment No. 1 to the Credit Agreement described in note 7, the Company anticipated that it would not be in compliance with certain financial covenants as of December 31, 2008. As a result, during the first quarter of 2009, the Company’s long-term debt was converted from a LIBOR Loan to a Base Rate Loan in accordance with the terms of the Credit Agreement beginning February 27, 2009 through April 1, 2009. The swap was de-designated and all changes in the fair value of the swap from the last effective date (January 31, 2009) were recognized in earnings. Additionally, the balance in other comprehensive income at January 31, 2009 will be recognized to income ratably through the maturity date of the swap in February 2010. On March 31, 2009, the swap was re-designated as a cash flow hedge under SFAS 133 and beginning April 2, 2009 the Company’s long-term debt was converted from a Base Rate Loan to a LIBOR Loan. The swap’s effectiveness is evaluated monthly and effective gains and losses are accumulated in other comprehensive income until the hedged interest expense is accrued.

The fair value amounts in the consolidated balance sheet at March 31, 2009, related to the Company’s interest rate swap were as follows:

	Liability Derivatives
	March 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts	Current portion of interest rate swap	$1,402,892
Interest rate contracts	Other long-term liabilities	—

Total derivatives designated as hedging instruments under SFAS 133		1,402,892

Total derivatives		$1,402,892

The derivative gains and losses in the consolidated statement of income for the three months ended March 31, 2009, related to the Company’s interest rate swap were as follows:

Derivatives in SFAS 133 cash flow hedging relationships	Pretax gain recognized in Other Comprehensive Income on effective portion of derivative	Pretax loss on effective portion of derivative in Accumulated Other Comprehensive Loss		Ineffective portion of loss on derivative and amount excluded from effectiveness testing recognized in income
	Amount	Location	Amount	Location	Amount
Interest rate contract	$307,295	Interest expense	$(61,526)	Interest expense	$(745)

Total	$307,295		$(61,526)		$(745)

Derivatives not designated as hedging instruments under SFAS 133				Location of amounts recognized in income on derivative	Amount recognized in income on derivative
Interest rate contract				Interest expense	$(127,381)

Total					$(127,381)

Additional information regarding the Company’s interest rate swap is included in notes 2 and 3 above and note 10 below.

9. Business Segments

The Company’s operations are organized and reviewed by management along its services lines. After the consummation of the acquisition of Charter LCI Corporation, including its subsidiaries, in December 2007 (“LogistiCare”), the Company operates in two reportable segments: Social Services and NET Services. The Company operates these reportable segments as separate divisions and differentiates the segments based on the nature of the services they offer. The following describes each of the Company’s segments and its corporate services area.

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

The Company’s actual operating contribution margins by operating entity related to Social Services ranged from approximately 2% to 12% as of December 31, 2008. The Company believes that the long term operating contribution margins of its operating entities within Social Services will approximate between 10% and 15% as the respective entities’ markets mature, the Company cross sells its services within markets, and its operating model is standardized among entities including recent acquisitions. The Company also believes that its targeted contribution margin of approximately 15% is allowable by its state and local governmental payers over the long term.

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

While the Company’s chief operating decision maker evaluates performance in comparison to budget based on the operating results of the individual operating entities within Social Services, the operating entities are aggregated into one reporting segment for financial reporting purposes because the Company believes that the operating entities exhibit similar long term financial performance. In conjunction with the financial performance trends, the Company believes the similar qualitative characteristics of the operating entities it aggregates within Social Services and budgetary constraints of the Company’s payers in each market provide a foundation to conclude that the entities that the Company aggregates within Social Services have similar economic characteristics. Thus, the Company believes the economic characteristics of its operating entities within Social Services meet the criteria for aggregation into a single reporting segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those of the consolidated Company. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including client services expense, cost of non-emergency transportation services, general and administrative expense, asset impairment charges, and depreciation and amortization) but is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest income and interest expense. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. All intercompany transactions have been eliminated.

The following table sets forth certain financial information attributable to the Company’s business segments for the three months ended March 31, 2008 and 2009. In addition, none of the segments have significant non-cash items other than depreciation and amortization in reported income.

	For the three months ended March 31, 2008
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$78,060,536	$95,574,053	$29,869	$173,664,458

Depreciation and amortization	$1,354,842	$1,964,707	$—	$3,319,549

Operating income	$5,584,824	$5,332,784	$29,869	$10,947,477

Net interest expense (income)	$(217,653)	$5,145,186	$—	$4,927,533

Total assets	$212,016,830	$324,364,496	$21,073,665	$557,454,991

Capital expenditures	$371,131	$593,605	$51,867	$1,016,603

	For the three months ended March 31, 2009
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$85,230,915	$101,481,252	$—	$186,712,167

Depreciation and amortization	$1,479,985	$1,604,213	$—	$3,084,198

Operating income	$8,163,753	$6,877,493	$—	$15,041,246

Net interest expense (income)	$(59,229)	$5,257,300	$—	$5,198,071

Total assets	$155,888,054	$206,836,770	$9,372,255	$372,097,079

Capital expenditures	$458,830	$154,684	$53,446	$666,960

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of March 31, 2008 and 2009 include cash totaling approximately $18.8 million and $6.4 million, notes receivable totaling approximately $527,000 and $183,000, property and equipment totaling approximately $1.1 million and $1.4 million, and other assets of approximately $705,000 and $562,000, respectively. In addition, corporate assets as of March 31, 2009 included prepaid expenses totaling approximately $755,000.

10. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the three months ended March 31, 2009, the Company granted a total of 10,000 ten-year options under its 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to a key employee. The option exercise price for all options granted was $1.55 and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. The fair value of the options granted during the three months ended March 31, 2009 totaled $1.13 per share.

At December 31, 2008 and March 31, 2009, there were 13,462,356 and 13,473,859 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2008 and March 31, 2009) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a loss of approximately $229,000, and a gain of approximately $146,000, net of tax, which resulted from the change in fair value of the Company’s interest rate swap for the three months ended March 31, 2009. Additionally, other comprehensive income included the impact of the de-designation of the interest rate swap of approximately $127,000.

The components of comprehensive income, net of taxes, for the three months ended March 31, 2008 and 2009 were as follows:

	Three months ended March 31,
	2008	2009
Net income	$3,704,118	$5,876,656

Other comprehensive income:
Change in fair value of derivative, net of income tax benefit of $410,003 in 2008 and expense of $99,662 in 2009	(596,163)	146,107
Effect of de-designation of interest rate swap	—	127,381
Foreign currency translation adjustments	(874,595)	(228,981)

Total other comprehensive income	(1,470,758)	44,507

Total comprehensive income	$2,233,360	$5,921,163

The following table reflects changes in common stock, additional paid-in capital, non-controlling interest and accumulated other comprehensive income for the three months ended March 31, 2009:

	Common Stock		Additional Paid-In	Non- Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Interest	Income
Balance at December 31, 2008	13,462,356	$13,462	$169,698,598	$7,266,493	$(4,449,547)
Stock-based compensation	—	—	774	—	—
Change in fair value of derivative and impact of de-designation, net of income tax of $99,662	—	—	—	—	273,488
PSC of Canada Exchange Corp. shares exchanged	11,503	12	305,944	(305,956)	—
Foreign currency translation adjustments	—	—	—	—	(228,981)

Balance at March 31, 2009	13,473,859	$13,474	$170,005,316	$6,960,537	$(4,405,040)

11. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2008	2009
Numerator:
Net income, basic	$3,704,118	$5,876,656
Effect of interest related to the Notes	—	682,500

Net income available to common stockholders, diluted	$3,704,118	$6,559,156

Denominator:
Denominator for basic earnings per share—weighted-average shares	12,527,875	13,115,018
Effect of dilutive securities:
Common stock options and restricted stock awards	211,742	57,521
Notes	—	1,678,740

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	12,739,617	14,851,279

Basic earnings per share	$0.30	$0.45

Diluted earnings per share	$0.29	$0.44

For the three months ended March 31, 2008, employee stock options to purchase 5,867 shares of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three months ended March 31, 2008 as it would have been antidilutive. Additionally, the weighted-average shares for basic earnings per share for the three months ended March 31, 2008 included 78,740 shares issued to the sellers of W.D. Management, L.L.C. in May 2008 under the earnout provisions of the associated purchase agreement.

12. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and state income taxes.

13. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $273,000 and $297,000 at December 31, 2008 and March 31, 2009, respectively.

14. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $124,000 and $75,000 for the three months ended March 31, 2008 and 2009, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2008 and March 31, 2009 were approximately $448,000 and $410,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for business travel purposes on an as needed basis. Las Montanas Aviation, LLC is owned by Mr. McCusker. Prior to August 2008, the Company reimbursed Las Montanas Aviation, LLC for the actual cost of use of $1,400 per flight hour. In August 2008, the Company began paying a flat monthly fee of $9,000 plus the cost of fuel per use. Beginning January 2009, the Company pays an annual fee (payable in January each year) that approximates $9,000 per month. As a result, $80,000 is included in “Prepaid expenses and other” in the accompanying consolidated balance sheet at March 31, 2009 related to the prepayment of the annual block time fee for 2009. Additionally, the Company continues to pay for the cost of fuel per use. For the three months ended March 31, 2008 and 2009, the Company expensed amounts related to Las Montanas Aviation, LLC of approximately $0 and $40,000, respectively, for use of the airplane for business travel purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended March 31, 2009 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2008.

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

As a result of consummating certain acquisitions we have significant contractual obligations, including financial covenant requirements, related to our long-term debt for the fiscal year 2009 and beyond. To address our liquidity concerns related to our ability to meet our financial covenant requirements, we entered into an amendment to our credit and guaranty agreement with CIT Capital Securities LLC, or CIT, on March 11, 2009 to, among other things, change those requirements as more fully described below under the heading entitled “Liquidity and capital resources.” As a result of this amendment, we believe that we will meet all of our financial covenant requirements for 2009 and that we have sufficient resources to fund our normal operations through at least December 31, 2009.

We have implemented several strategic options to enhance stockholder value relating to, among other things, growing our core social services business, reducing corporate and client service costs and reducing or delevering our debt. As a result, we have accomplished the following:

•

Growing our core social services business. We have increased our client census. Our client census (including direct and managed clients) as of March 2009 was approximately 82,000 an increase over March 2008 of approximately 1,000 clients. We have also won new contract awards. In February 2009, we were awarded a U.S. $16.4 million three-year contract in Canada to operate a work force development program for returning veterans and two new annual contracts in California (aggregating $2.5 million per year) to operate adult mental health wellness centers.

•

Reducing corporate and client costs. We have taken several steps to increase our profitability by decreasing our operating expenses. We implemented an across-the-board wage freeze and made reductions in vacation, sick and holiday pay effective as of January 1, 2009; we will implement health care benefit reductions effective as of July 1, 2009; we have reduced our workforce in Pennsylvania, North Carolina and Canada; and, in selected markets, we have decreased the use of fixed-salaried personnel in favor of hourly employees. We have also suspended the executive salary parity recommendations for 2009 that had been provided to the Compensation Committee of our Board of Directors, or Committee, by an independent outside compensation consultant engaged by the Committee to provide information and advice related to the compensation of our chief executive officer and other four highest paid executive officers for 2008 and 2009, as more fully described in management’s discussion and analysis of financial condition and results of operations included in our report on Form 10-K for the year ended December 31, 2008.

•

Selling non-strategic assets. In November 2008, we retained an investment bank to serve as our financial advisor in connection with the potential sale of our non-emergency transportation (NET) services operations, which are conducted through our subsidiary, Charter LCI Corporation, and its associated operating subsidiaries, collectively referred to as LogistiCare. After a lengthy marketing process, we received several purchase offers with respect to LogistiCare; however, after careful consideration, our Board has determined that none of such offers, if accepted, would provide fair value to us for the assets to be sold, especially in light of recent earnings growth in our NET services operations, and thus none were acceptable. Based on the improvement in performance in both segments of our operations, the current favorable Medicaid outlook and anticipated new funding availability for our payers, the Board has also suspended efforts to sell LogistiCare at this time in favor of growing both segments of our business and keeping them working together on behalf of our state payers. Our Board believes that, at the current time, this course of action is more likely to maximize value for our stockholders than would a sale of LogistiCare. Consequently, while we may in the future determine to reinstitute marketing efforts for the sale of LogistiCare, there is no current plan with respect thereto and no assurance that we will ever make such determination or complete the sale of LogistiCare or any non-strategic assets.

•

Reducing or delevering our debt. If we ultimately sell any of our non-strategic assets, we intend to use the proceeds from such sales to pay down our senior debt. However, to address our liquidity concerns with respect to this debt, we entered into the March 2009 amendment to our credit agreement with CIT, discussed above, changing certain of our financial covenant requirements with respect to such debt to a level where we believe we will continue to meet our covenant requirements through at least December 31, 2009 without regard to the sale of any such assets.

Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide much needed products to state and local governments. Our goal is to be the primary provider of choice to the social services industry.

As of March 31, 2009, we provided social services directly and through the entities we manage to approximately 82,000 clients, and had 6.7 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from 426 locations in 42 states, the District of Columbia and British Columbia.

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

As of March 31, 2009, there has been no change in our accounting policies or the underlying assumptions or estimates made by us to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2008.

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

Our actual operating contribution margins by operating entity within Social Services ranged from approximately 2% to 12% as of December 31, 2008. We believe that the long term operating contribution margins of our operating entities that comprise Social Services will approximate between 10% and 15% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including recent acquisitions. We also believe that our targeted contribution margin of approximately 15% is allowable by our state and local governmental payers over the long term.

Our chief operating decision maker regularly reviews financial and non-financial information for each individual entity within Social Services. While financial performance in comparison to budget is evaluated on an entity-by-entity basis, our operating entities comprising Social Services are aggregated into one reporting segment for financial reporting purposes because we believe that the operating entities exhibit similar long term financial performance. In addition, our revenues, costs and contribution margins are not significantly affected by allocating more or less resources to individual operating entities within Social Services because the economic characteristics of our business are substantially dependent upon individualized market demographics which affect the amount and type of services in demand as well as our cost structure (e.g., payroll) and contract rates with payers. In conjunction with the financial performance trends, we believe the similar qualitative characteristics of the operating entities we aggregate within Social Services and budgetary constraints of our payers in each market provide a foundation to conclude that the entities that we aggregate within Social Services have similar economic characteristics. Thus, we believe the economic characteristics of our operating entities within Social Services meet the criteria for aggregation into a single reporting segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of income for the periods presented:

	Three months ended March 31,
	2008	2009
Revenues:
Home and community based services	38.0%	38.9%
Foster care services	4.0	4.8
Management fees	3.0	1.9
Non-emergency transportation services	55.0	54.4

Total revenues	100.0	100.0

Operating expenses:
Client service expense	35.4	35.8
Cost of non-emergency transportation services	49.7	48.1
General and administrative expense	6.7	6.4
Depreciation and amortization	1.9	1.7

Total operating expenses	93.7	92.0

Operating income	6.3	8.0

Non-operating expense (income):
Interest expense (income), net	2.8	2.8

Income before income taxes	3.5	5.2
Provision for income taxes	1.3	2.1

Net income	2.2%	3.1%

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Overview

Our financial results for the three months ended March 31, 2009 were positively impacted by our efforts to reduce corporate and client costs that included an across-the-board wage freeze, reductions in vacation, sick and holiday pay, workforce reductions in Pennsylvania, North Carolina and Canada, and, in selected markets, decreased use of fixed-salaried personnel in favor of hourly employees. In addition, in an effort to reduce our general and administrative expenses, we suspended the executive salary parity recommendations for 2009 provided by an independent executive compensation consultant engaged by the Committee and accelerated the vesting of all unvested stock-based awards as of December 30, 2008, thus, eliminating a stock-based compensation expense that would have been charged in 2009 related to equity based awards granted prior to December 30, 2008. For the three months ended March 31, 2009, utilization of our education and other school-based programs increased significantly compared to the utilization levels in 2008. Additionally, during the three months ended March 31, 2009, we saw our payer environment begin to stabilize in our social services markets supported by the favorable reaction to the passage of the Children’s Health Insurance Program Reauthorization Act (signed into law in February 2009), the American Recovery and Reinvestment Act of 2009, and a Federal court decision that permanently enjoined the State of California from making any Medicaid cuts. With respect to our Net Services operating segment, we saw some rates improve along with lower utilization, which resulted in improved operating margin for the three months ended March 31, 2009.

Revenues

	Three Months Ended March 31,		Percent change
	2008	2009
Home and community based services	$65,895,664	$72,690,740	10.3%
Foster care services	6,952,314	8,947,853	28.7%
Management fees	5,242,427	3,592,322	-31.5%
Non-emergency transportation services	95,574,053	101,481,252	6.2%

Total revenues	$173,664,458	$186,712,167	7.5%

Home and community based services. The acquisition of AmericanWork, Inc, or AW, in September 2008 added approximately $3.5 million to home and community based services revenue for the three months ended March 31, 2009 as compared to the same three month period in 2008.

Excluding the business acquisition noted above, our home and community based services provided additional revenue of approximately $3.3 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to the net effect of client volume increases in new and existing locations, rate increases for services provided, reductions in funding from North Carolina and Indiana, the loss of one contract in British Columbia during 2008, and implementation of managed care initiatives in Pennsylvania.

Foster care services. The acquisition of substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc., or CCC, in September 2008 added approximately $2.9 million to foster care services revenue for the three months ended March 31, 2009 as compared to the same three month period one year ago. Partially offsetting the increase in foster care services revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was the impact of our exit from the foster care market in Kentucky in January 2009 and various state foster care program restructurings which resulted in a decrease in foster care services revenue of approximately $1.0 million. We continuously recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $53.4 million for the three months ended March 31, 2009 as compared to $61.5 million for the same three month period last year. The decrease of approximately $1.7 million in management fees for the three month period ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily attributable to the acquisition of assets from CCC (a managed entity) in September 2008 and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009.

Non-emergency transportation services. We generated all of our non-emergency transportation services revenue for the three months ended March 31, 2008 and 2009 through our NET Services operating segment. The increase in non-emergency transportation services revenue was due to additional membership related to new contracts, membership increases under existing contracts and a negotiated rate increase for services provided in our Philadelphia market resulting from increased utilization. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for the three months ended March 31, 2008 and 2009:

	Three months ended March 31,		Percent change
	2008	2009
Payroll and related costs	$43,733,055	$49,040,142	12.1%
Purchased services	8,937,965	8,371,656	-6.3%
Other operating expenses	8,649,143	9,461,907	9.4%
Stock-based compensation	163,483	772	-99.5%

Total client service expense	$61,483,646	$66,874,477	8.8%

Payroll and related costs. Our payroll and related costs increased for the three months ended March 31, 2009 as compared to the same three month period one year ago, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 300 new employees in connection with the purchase of assets from CCC and the acquisition of AW, which resulted in an increase in payroll and related costs of approximately $2.7 million in the aggregate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Partially offsetting the increases in payroll and related costs for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was a decrease in payroll and related costs of approximately $400,000 due to a discretionary bonus that was paid during the three months ended March 31, 2008 and charged to client services expense that was not paid during the same current year three month period. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased slightly from 56.0% for the three months ended March 31, 2008 to 57.5% for the three months ended March 31, 2009 due to the addition of new employees to support our growth.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of placing clients in the workforce. For the three months ended March 31, 2009, use of these services decreased by approximately $981,000 as compared to the same three month period in 2008 which decrease was primarily attributable to the termination of a contract in British Columbia in 2008 and the effect of imposed revenue caps. Partially offsetting the decrease in purchased services for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 were increases in foster parent payments amounting to approximately $722,000. Increases in foster parent payments were primarily attributable to the assets acquired from CCC in September 2008. As a percentage of revenue, excluding NET Services revenue, purchased services decreased from 11.4% for the three months ended March 31, 2008 to 9.8% for the three months ended March 31, 2009 primarily due to the effects of the items noted above related to our operations in British Columbia.

Other operating expenses. The assets acquired from CCC and the acquisition of AW in September 2008 added approximately $1.0 million to other operating expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. In addition to the effect of our efforts to cut costs generally, our operating expenses in British Columbia have decreased approximately $913,000 primarily due to the contract termination noted above. As a percentage of revenue, excluding NET Services revenue, other operating expenses remained constant at 11.1% for the three months ended March 31, 2008 and 2009.

Stock-based compensation. Stock-based compensation of approximately $800 for the three months ended March 31, 2009 represents the amortization of the fair value of stock options awarded to a key employee in January 2009 under our 2006 Long-Term Incentive Plan. All stock-based compensation expense for the three months ended March 31, 2009 was expensed as part of client service expense. Of the total stock-based compensation expense of approximately $554,000 for the three months ended March 31, 2008, approximately $163,000 was expensed as part of client service expense and the remainder as general and administrative expense.

On December 30, 2008, the Committee approved the acceleration of vesting of all unvested stock-based awards outstanding on that day. The acceleration of vesting of all unvested stock-based awards in 2008 eliminated stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 and accounted for the decrease in stock-based compensation expense for the three months ended March 31, 2009 as compared to the same three month period one year ago.

Cost of non-emergency transportation services.

	Three months ended March 31,		Percent Change
	2008	2009
Payroll and related costs	$9,953,258	$10,525,169	5.7%
Purchased services	71,746,076	74,818,089	4.3%
Other operating expenses	4,548,296	4,478,273	-1.5%

Total client service expense	$86,247,630	$89,821,531	4.1%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for the three months ended March 31, 2009 as compared to the same three month period in 2008 was due to the addition of administrative staff and other employees to support our growth. As a percentage of NET Services revenue, payroll and related costs remained constant at 10.4% for the three months ended March 31, 2008 and 2009.

Purchased services. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the three months ended March 31, 2009, purchased transportation costs increased due to services provided under new contracts versus the three months ended March 31, 2008. As a percentage of NET Services revenue, purchased services decreased from approximately 75.1% for the three months ended March 31, 2008 to approximately 73.7% for the three months ended March 31, 2009. Lower utilization due to inclimate weather (not seen in 2008), rate increases on existing contracts, and business mix due to higher growth in the higher margin HMO business during the three months ended March 31, 2009 resulted in lower purchased services expense as a percentage of revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Other operating expenses. Other operating expenses of our NET Services operating segment did not fluctuate significantly for the three months ended March 31, 2009 as compared to the same three month period one year ago.

General and administrative expense.

Three months ended March 31,		Percent change
2008	2009
$11,666,156	$11,890,715	1.9%

The assets acquired from CCC and the acquisition of AW in September 2008 accounted for an increase of approximately $360,000 in general and administrative expenses related to facilities management for the three months ended March 31, 2009 as compared to the same three month period last year.

Also contributing to the increase in corporate administrative expenses were arrangement, legal, accounting and other expenses related to the amended credit and guarantee agreement discussed below, legal and other fees related to the now abandoned consent solicitation initiated by a dissident stockholder, costs related to the potential sale of non-strategic assets and other expenses aggregating to an increase over the three month period ended March 31, 2008 of approximately $2.2 million. In addition, as a result of our growth over the twelve month period ended March 31, 2009, rent and facilities costs increased $131,000 for the three months ended March 31, 2009 excluding the impact of the CCC and AW acquisitions. Partially offsetting the increases in general and administrative expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was a decrease in payroll and related costs totaling approximately $1.2 million due to discretionary bonuses that were paid during the three months ended March 31, 2008 that were not paid during the same current year three month period. Due to the acceleration of vesting of all unvested stock-based awards as of December 30, 2008, stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 was eliminated. As result, general and administrative expense for the three months ended March 31, 2009 decreased by approximately $391,000 as compared the same prior year period. Additionally, we modified our management services arrangement with a managed entity that resulted in the transfer of certain employees to the managed entity in exchange for lower management services fees. As a result, payroll and related costs of these employees decreased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 by approximately $224,000. As a percentage of revenue, general and administrative expense decreased from 6.7% for the three months ended March 31, 2008 to 6.4% for the three months ended March 31, 2009 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution.

Depreciation and amortization.

Three months ended March 31,		Percent change
2008	2009
$3,319,549	$3,084,198	-7.1%

The decrease in depreciation and amortization from period to period primarily resulted from the write-down of intangible assets resulting from the impairment of customer relationships in 2008 as well as fully depreciated property and equipment on which no depreciation was recognized. As a percentage of revenues, depreciation and amortization was approximately 1.9% for the three months ended March 31, 2008 and 1.7% for the three months ended March 31, 2009.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $234.2 million at March 31, 2009 from $243.3 million at March 31, 2008, which resulted in a decrease in the associated interest expense from approximately $5.3 million for the three months ended March 31, 2008 to approximately $5.2 million for the three months ended March 31, 2009. In addition, interest expense for the three months ended March 31, 2009 included approximately $127,000 related to the de-designation of our interest rate swap during the first quarter of 2009 and approximately $348,000 of accelerated amortization of deferred financing fees due to the amendment of our credit and guarantee agreement discussed below.

Interest income. Interest income for the three months ended March 31, 2008 and 2009 was approximately $358,000 and $116,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.3% for 2009 as compared to approximately 7.3% for 2008 (including the tax effect of goodwill impairment charges for 2008). Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences such as meals and state income taxes.

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

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and our revolving and term loan credit facility.

Sources of cash for the three months ended March 31, 2009 were primarily from operations and cash received from payments of notes receivable. Our balance of cash and cash equivalents was approximately $32.1 million at March 31, 2009, up from $29.4 million at December 31, 2008. Approximately $2.3 million of cash was held by WCG at March 31, 2009 and is not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $13.1 million and $13.0 million at March 31, 2009 and December 31, 2008, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At March 31, 2009 and December 31, 2008, our total debt was approximately $234.2 million and $237.8 million, respectively.

Cash flows

Operating activities. Net income of approximately $5.9 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation and deferred income taxes of approximately $5.4 million was partially offset by the growth of our billed and unbilled accounts receivable of $10.0 million for the three months ended March 31, 2009. The growth of our billed and unbilled accounts receivable during the three months ended March 31, 2009 was mostly due to revenue growth.

For the three months ended March 31, 2009, net cash flow from operating activities totaled approximately $7.8 million. Decreases in prepaid expenses resulted in an increase in cash flow from operations of approximately $3.5 million. Restricted cash related to the collection activities of the correctional services business resulted in additional cash used in operating activities of $127,000. Changes in accounts payable, accrued expenses, deferred revenue and other long-term liabilities resulted in cash provided by operating activities of $4.2 million, while decreases in accrued transportation costs and reinsurance liability reserves related to our reinsurance programs resulted in cash used in operating activities of approximately $1.0 million.

Investing activities. Net cash used in investing activities totaled approximately $578,000 for three months ended March 31, 2009. We collected approximately $107,000 from notes receivable during the three months ended March 31, 2009. We spent approximately $667,000 for property and equipment.

Financing activities. Net cash used in financing activities totaled approximately $4.4 million for the three months ended March 31, 2009. We repaid approximately $3.6 million of long-term debt during this period and incurred additional deferred financing fees of approximately $769,000.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for the three months ended March 31, 2009 was a decrease to cash of approximately $31,000.

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

Credit facility. On December 7, 2007, we entered into a Credit and Guaranty Agreement, or the Credit Agreement, with CIT Healthcare LLC, as administrative agent, Bank of America, N.A. and SunTrust Bank, as co-documentation agents, ING Capital LLC and Royal Bank of Canada, as co-syndication agents, other lenders party thereto and CIT, as sole lead arranger and bookrunner. The Credit Agreement replaced our previous credit facility with CIT Healthcare LLC. On March 11, 2009, the Credit Agreement was amended as discussed below.

The Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses. At December 31, 2008, the outstanding principal amount of the loans accrue at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rate applied to our term loan at March 31, 2009 was 8.75% (Base Rate plus 5.5% per the terms of the amendment to the Credit Agreement discussed below). No amounts were borrowed under the revolving credit facility as of March 31, 2009, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2008, there were five letters of credit in the amount of $6.8 million and five letters of credit in the amount of approximately $7.3 million as of March 31, 2009 collateralized under the revolving credit facility. At December 31, 2008 and March 31, 2009, our available credit under the revolving credit facility was $33.2 million and $22.7 million, respectively.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, we are required to maintain certain financial covenants under the Credit Agreement. Under the amendment to the Credit Agreement described below, we are in compliance with all financial covenants as of March 31, 2009. We are also prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

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

We agreed with CIT to subordinate our management fee receivable pursuant to management agreements established with our managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to us are subordinated to the claims of CIT in the event one of these managed entities defaults under its credit facility with CIT Healthcare LLC. As of December 31, 2008 and March 31, 2009, approximately $733,000 and $780,000 of our management fees receivable related to these managed entities was subject to this subordination agreement.

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

In exchange for the amendments described above, we agreed to pay an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in the accompanying consolidated balance sheet at March 31, 2009. In addition, in connection with this transaction, we incurred fees and expenses of approximately $1.5 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.1 million and “Interest expense” in the amount of approximately $348,000 in the accompanying consolidated statement of income for the three months ended March 31, 2009.

There can be no assurances that we will be able to maintain compliance with the financial and other covenants in the Amended Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our creditors will grant waivers for our non-compliance. See Item 1A “Risk Factors—Our increased indebtedness may harm our financial condition and results of operations” included in our Form 10-K for the year ended December 31, 2008.

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

Promissory notes. We have two unsecured, subordinated promissory notes outstanding at March 31, 2009 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010.

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

Contingent obligations. On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of March 31, 2009, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of March 31, 2009, 19 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 1.9% and 3.0% of our revenue for the three months ended March 31, 2009 and 2008, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2008 and March 31, 2009 totaled $7.7 million and $7.6 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of March 31, June 30, September 30, and December 31, 2008 and March 31, 2009:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
March 31, 2008	$1,611,750	$1,588,266	$1,479,231	$3,621,692	$2,159,389
June 30, 2008	$1,679,994	$1,601,390	$1,609,904	$3,641,565	$2,424,580
September 30, 2008	$1,334,910	$1,073,025	$1,100,535	$2,509,546	$900,808
December 31, 2008	$1,143,736	$1,071,743	$1,003,070	$3,027,380	$1,456,679
March 31, 2009	$1,189,600	$784,103	$746,446	$2,560,829	$2,362,554

Each month we examine each of our managed entities with regard to its solvency, outlook and ability to pay us any outstanding management fees. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable. We have deemed payment of all of the management fee receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Our days sales outstanding for our managed entities increased from 139 days at December 31, 2008 to 150 days at March 31, 2009.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at December 31, 2008 and March 31, 2009 were approximately $1.1 million. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2009 was approximately $924,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at December 31, 2008 and March 31, 2009 was $1.5 million, which was ceded to SPCIC. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2009 was approximately $2.7 million.

Our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2009 was approximately $1.5 million. We recorded a corresponding liability at March 31, 2009 which offsets these expected losses.

SPCIC had restricted cash of approximately $5.0 million at December 31, 2008 and March 31, 2009, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage. Provado also reinsures the third party insurer within a finite corridor of $750,000 excess of the $250,000 layer of coverage. The reinsurance agreement is subject to an annual aggregate equal to 120% of gross written premium. The corridor is subject to a $1.1 million aggregate limit. The estimated gross written premium is $6.2 million for the policy year ending February 14, 2010. The third party insurer retains approximately 4.9% of gross written premium and a ceding commission of 18.8%. The reserve for expected losses of this reinsurance program at March 31, 2009 was approximately $4.9 million.

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

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.5 million as of December 31, 2008 and March 31, 2009 was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Liquidity matters

We believe that our existing cash and cash equivalents and Amended Credit Agreement provide funds necessary to meet our operating plan for 2009. The expected operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt. In addition, we are focusing on several strategic options to reduce our debt. Additionally, we have taken steps to reduce both corporate and client services costs by suspending all pay increases for all of our employees and reducing holiday and sick leave and employee health benefits beginning in 2009.

We may also access capital markets to raise equity financing for various business reasons, including required debt payments and acquisitions that make both strategic and economic sense. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, the Amended Credit Agreement with CIT requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as defined in the Amended Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to at least 50% of such proceeds except where the disposition requires the consent of the lenders, in which case the net cash proceeds will be used to prepay outstanding principal.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations through at least December 31, 2009.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) in September 2006 to define fair value and require that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expand disclosures about fair value measurements. Additionally, SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The statement is effective for fiscal years beginning after December 31, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, we adopted the provisions of SFAS 157 relating to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we had not applied the provisions of SFAS 157 prior to January 1, 2009 included those measured at fair value in goodwill impairment testing and indefinite life intangible assets measured at fair value for impairment testing. Although the adoption of SFAS 157 related to financial assets and financial liabilities did not materially impact our financial condition, results of operations, or cash flow, we are required to provide additional disclosures as part of our financial statements. We have determined that there was no material impact of adopting the provisions of SFAS 157 relating to non-recurring nonfinancial assets and nonfinancial liabilities on our financial condition, results of operations and cash flow.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. On January 1, 2009, we adopted SFAS 141R. In addition, we determined that there was no material impact of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We adopted the provisions of SFAS 160 on January 1, 2009 and as a result reclassified the ownership interest in one of our subsidiaries held by the sellers related to our acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and March 31, 2009, as equity. Prior to January 1, 2009, we classified this ownership interest as “Non-controlling interest” in our consolidated balance sheets. We determined that the adoption of the other provisions of SFAS 160 did not have a material impact on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS 133. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 161 and determined that, other than the additional disclosures related to our interest rate swap we are now required to make, the adoption of SFAS 161 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in paragraph 11 of SFAS 142. In addition, FSP 142-3, requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. On January 1, 2009, we adopted the provisions of FSP 142-3. The adoption of FSP 142-3 did not have a material impact on our consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Notes are subject to the provisions of EITF 07-5 since the Notes are indexed to our own stock, they are convertible, under certain circumstances, into our common stock at a specified conversion rate. EITF 07-5 requires issuers of convertible notes that protect holders from declines in the issuer’s stock price (“down-round” protection) to account for these instruments as derivatives under SFAS 133. The Notes do not contain any “down-round” protection, therefore the adoption of EITF 07-5 as of January 1, 2009 did not impact our consolidated financial statements.

Pending Accounting Pronouncements

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted. We are currently evaluating the impact, if any, of the adoption of this FSP on our consolidated financial statements.

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP 107-1 on our consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, such as any statements about our confidence or strategies or our expectations about revenues, liabilities, results of operations, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities, constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” and “intends” and similar expressions which are intended to identify forward-looking statements.

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

Interest rate and market risk

As of March 31, 2009, we had borrowings under our term loan of approximately $161.1 million and no borrowings under our revolving line of credit. Through February 26, 2009, borrowings under the Credit Agreement with CIT accrued interest at the per annum rate of LIBOR plus 3.5% or the Base Rate (as defined in the Credit Agreement) plus 2.5%, at our election. From February 27, 2009 to March 10, 2009, the borrowings accrued interest at Base Rate plus 2.5%. Effective March 11, 2009 and as of March 31, 2009, under the Amended Credit Agreement borrowings accrued interest at Base Rate plus 5.5% per annum. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $4.7 million over the remaining term of the Amended Credit Agreement.

We have convertible senior subordinated notes of $70 million outstanding at March 31, 2009 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at March 31, 2009 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of March 31, 2009. These promissory notes bear fixed interest rates of 5% and 4%, respectively. Additionally, we have one secured note payable of approximately $665,000 at March 31, 2009, which bears a fixed interest rate of 5.85%.

Effective February 27, 2008, we entered into an interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, we receive interest equivalent to three-month LIBOR and pay a fixed rate of interest of 3.026% with settlement occurring quarterly. By entering into the interest rate swap, we effectively fixed the interest rate payable by us on $86.5 million of our floating rate senior term debt at 6.526% for the period February 27, 2008 to March 10, 2009. Concurrent with the effective date of Amendment No. 1 to the Credit Agreement (March 11, 2009), the interest rate payable by us on $86.5 million of our floating rate senior term debt was fixed at 9.526% for the period March 11, 2009 to February 27, 2010.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to over 1,000 contracts as of March 31, 2009. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 84% and 81% of our revenue for the three months ended March 31, 2008 and 2009, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the three months ended March 31, 2009, we conducted a portion of our operations in Canada through WCG. At March 31, 2009, approximately $11.2 million, or 25.5%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (March 31, 2009) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2009.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in a default.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1(1)	Amended and Restated Bylaws of The Providence Service Corporation, effective February 24, 2009.

10.1(2)	Amendment No. 1 dated as of March 11, 2009 to the Credit and Guarantee Agreement among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. SunTrust Bank, ING Capital LLC and Royal Bank of Canada.

10.2(3)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

10.3(3)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

10.4(3)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

10.5(3)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

10.6(3)	Amendment No. 1 dated March 3, 2009 to the Employment Agreement of John Shermyen dated as of November 6, 2007.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009.
(3)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 7, 2009	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Bylaws of The Providence Service Corporation, effective February 24, 2009.

10.1(2)	Amendment No. 1 dated as of March 11, 2009 to the Credit and Guarantee Agreement among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. SunTrust Bank, ING Capital LLC and Royal Bank of Canada.

10.2(3)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

10.3(3)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

10.4(3)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

10.5(3)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

10.6(3)	Amendment No. 1 dated March 3, 2009 to the Employment Agreement of John Shermyen dated as of November 6, 2007.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009.
(3)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009.