Form 10-Q
period 2009-06-30
PROVIDENCE SERVICE CORP
filed 2009-08-10
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 5, 2009, there were outstanding 12,864,091 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2008	June 30, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,364,247	$38,694,732
Accounts receivable—billed, net of allowance of $3.4 million in 2008 and $4.2 million in 2009	72,617,418	79,350,590
Accounts receivable—unbilled	423,817	433,750
Management fee receivable	7,702,608	7,347,862
Other receivables	3,148,970	4,982,570
Notes receivable	467,682	125,182
Restricted cash	7,803,808	6,989,652
Prepaid expenses and other	15,377,639	16,054,041
Deferred tax assets	4,757,535	3,909,469

Total current assets	141,663,724	157,887,848
Property and equipment, net	11,983,368	11,656,583
Notes receivable, less current portion	132,159	—
Goodwill	112,770,566	113,230,916
Intangible assets, net	81,555,587	77,904,524
Restricted cash, less current portion	5,207,132	5,941,014
Other assets	12,350,697	11,788,146

Total assets	$365,663,233	$378,409,031

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$14,264,925	$17,890,981
Accounts payable	3,004,608	4,068,494
Accrued expenses	27,232,740	30,477,454
Accrued transportation costs	32,051,325	31,411,932
Deferred revenue	3,375,231	5,124,549
Current portion of interest rate swap	1,431,036	1,277,890
Reinsurance liability reserve	8,846,910	10,015,372

Total current liabilities	90,206,775	100,266,672

Long-term obligations, less current portion	223,493,680	212,725,000
Other long-term liabilities	3,975,278	4,295,820
Deferred tax liabilities	10,096,297	10,979,960

Total liabilities	327,772,030	328,267,452
Commitments and contingencies
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,462,356 and 13,483,859 issued and outstanding (including treasury shares)	13,462	13,484
Additional paid-in capital	169,698,598	170,119,238
Retained deficit	(123,253,836)	(112,126,846)
Accumulated other comprehensive loss, net of tax	(4,449,547)	(3,440,867)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	30,624,710	43,181,042
Non-controlling interest	7,266,493	6,960,537

Total stockholders’ equity	37,891,203	50,141,579

Total liabilities and stockholders’ equity	$365,663,233	$378,409,031

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues:
Home and community based services	$65,385,543	$74,501,279	$131,281,207	$147,192,019
Foster care services	7,565,686	9,445,616	14,518,000	18,393,469
Management fees	5,425,539	3,736,046	10,667,966	7,328,368
Non-emergency transportation services	94,648,593	104,149,003	190,222,646	205,630,255

	173,025,361	191,831,944	346,689,819	378,544,111
Operating expenses:
Client service expense	62,172,252	69,482,021	123,655,898	136,356,498
Cost of non-emergency transportation services	87,458,931	95,222,873	173,706,561	185,044,404
General and administrative expense	10,099,428	10,056,177	21,765,584	21,946,892
Depreciation and amortization	3,166,238	3,096,558	6,485,787	6,180,756

Total operating expenses	162,896,849	177,857,629	325,613,830	349,528,550

Operating income	10,128,512	13,974,315	21,075,989	29,015,561

Other (income) expense:
Interest expense	4,708,955	5,398,027	9,994,901	10,712,048
Interest income	(240,206)	(62,355)	(598,619)	(178,305)

Income before income taxes	5,659,763	8,638,643	11,679,707	18,481,818

Provision for income taxes	2,221,770	3,388,309	4,537,596	7,354,828

Net income	$3,437,993	$5,250,334	$7,142,111	$11,126,990

Earnings per common share:
Basic	$0.27	$0.40	$0.57	$0.85

Diluted	$0.27	$0.40	$0.56	$0.84

Weighted-average number of common shares outstanding:
Basic	12,519,527	13,120,345	12,484,331	13,117,697
Diluted	12,693,880	13,207,330	12,677,379	13,189,950

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2008	2009
Operating activities
Net income	$7,142,111	$11,126,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,313,363	2,326,652
Amortization	4,172,424	3,854,104
Amortization of deferred financing costs	1,201,054	1,687,953
Provision for doubful accounts	994,353	1,630,325
Deferred income taxes	(483,580)	1,526,361
Stock based compensation	1,163,014	62,024
Excess tax benefit upon exercise of stock options	(184,569)	(36,241)
Other	22,073	270,155
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable	(2,283,624)	(7,267,671)
Management fee receivable	(791,883)	354,497
Other receivables	(1,345,559)	(2,320,122)
Restricted cash	456,553	121,627
Reinsurance liability reserve	2,094,060	1,490,400
Prepaid expenses and other	(5,299,737)	1,839,703
Accounts payable and accrued expenses	3,666,383	1,224,435
Accrued transportation costs	(798,194)	(639,394)
Deferred revenue	(522,119)	1,740,857
Other long-term liabilities	50,883	80,741

Net cash provided by operating activities	11,567,006	19,073,396
Investing activities
Purchase of property and equipment, net	(2,075,199)	(1,957,150)
Acquisition of businesses, net of cash acquired	(537,119)	(277,144)
Acquisition earnout payments	(6,670,655)	—
Restricted cash for contract performance	2,535,891	(41,353)
Purchase of short-term investments, net	(45,073)	(122,207)
Collection of notes receivable	2,873,390	474,659

Net cash used in investing activities	(3,918,765)	(1,923,195)
Financing activities
Repurchase of common stock, for treasury	(55,448)	—
Proceeds from common stock issued pursuant to stock option exercise	469,320	16,440
Excess tax benefit upon exercise of stock options	184,569	36,241
Repayment of long-term debt	(4,325,000)	(7,142,624)
Debt financing costs	(88,775)	(791,519)
Capital lease payments	—	(51,467)

Net cash used in financing activities	(3,815,334)	(7,932,929)

Effect of exchange rate changes on cash	(140,751)	113,213

Net change in cash	3,692,156	9,330,485
Cash at beginning of period	35,378,645	29,364,247

Cash at end of period	$39,070,801	$38,694,732

Supplemental cash flow information:
Cash paid for interest	$8,341,066	$8,723,502

Cash paid for income taxes	$2,313,941	$2,062,838

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation and its wholly-owned subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd. (“WCG”). Unless the context otherwise requires, references to the “Company”, “our”, “we” and “us” mean The Providence Service Corporation and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of June 30, 2009, the Company operated in 42 states, and the District of Columbia, United States, and British Columbia, Canada.

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

Concentration of Credit Risk

Contracts entered into with governmental agencies and other entities that contract with governmental agencies accounted for approximately 84% and 81% of the Company’s revenue for the six months ended June 30, 2008 and 2009, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the six months ended June 30, 2008 and 2009, the Company conducted a portion of its operations in Canada through WCG. At June 30, 2008 and 2009, approximately $22.5 million, or 11.3%, and $12.7 million, or 25.4%, of the Company’s net assets, respectively, were located in Canada. In addition, approximately $18.0 million, or 5.2%, and $10.9 million, or 2.9%, of the Company’s consolidated revenue for the six months ended June 30, 2008 and 2009, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

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

Derivative Instruments and Hedging Activities

The Company holds a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to the Company’s floating rate long-term debt. The Company documented its risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. The Company has designated the interest rate swap as a cash flow hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is initially reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $1.6 million and $1.3 million as of December 31, 2008 and June 30, 2009, respectively, which was classified as “Current portion of interest rate swap” and “Other long-term liabilities” in the accompanying consolidated balance sheet with respect to the balance at December 31, 2008 and as “Current portion of interest rate swap” in the accompanying consolidated balance sheet at June 30, 2009.

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

At December 31, 2008 and June 30, 2009, approximately $2.0 million and $1.9 million, respectively, of cash was held by WCG and was not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $13.0 million and $12.9 million of restricted cash at December 31, 2008 and June 30, 2009, respectively, as follows:

	December 31, 2008	June 30, 2009
Collateral for letters of credit—Contractual obligations	$175,000	$175,000
Contractual obligations	898,844	777,217

Subtotal restricted cash for contractual obligations	1,073,844	952,217

Collateral for letters of credit—Reinsured claims losses	3,311,000	4,041,000
Escrow—Reinsured claims losses	8,626,096	7,937,449

Subtotal restricted cash for reinsured claims losses	11,937,096	11,978,449

Total restricted cash	13,010,940	12,930,666

Less current portion	7,803,808	6,989,652

	$5,207,132	$5,941,014

Of the restricted cash amount at December 31, 2008 and June 30, 2009:

•	$175,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $3.3 million and $4.0 million, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets;

•

approximately $899,000 and $777,000, respectively, was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•	approximately $1.6 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•

approximately $7.0 million and $6.3 million, respectively, was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with the acquisition of Charter LCI Corporation in 2007).

At June 30, 2009, approximately $4.2 million, $1.6 million, $6.0 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $777,000 is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes, the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of June 30, 2009. The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying consolidated balance sheets at December 31, 2008 and June 30, 2009. The Company adopted the provisions of SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) on January 1, 2009 and as a result reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the WCG sellers of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and June 30, 2009, as equity. Prior to January 1, 2009, the Company classified this ownership interest as “Non-controlling interest” included in liabilities and stockholders’ equity in its consolidated balance sheets.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 (the date of acceleration of all of the then outstanding unvested stock options) for the six months ended June 30, 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and amounted to approximately $689,000 (net of tax of $474,000). On December 30, 2008, the Compensation Committee of the Board approved, effective as of that date, the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock awarded subsequent to December 31, 2005 to eligible employees, directors and consultants, including stock options and restricted stock granted to executive officers and non-employee directors, under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”); provided the equity holder was actively an employee, director or consultant of the Company on December 30, 2008. All other terms of the stock options and restricted stock remained the same. Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 30, 2008 for the six months ended June 30, 2009 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of SFAS 123R and totaled approximately $60,000 (net of tax of $2,000). SFAS 123R requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the six months ended June 30, 2008 and 2009, the amount of excess tax benefits resulting from the exercise of stock options was approximately $185,000 and $36,000. These amounts are reflected as cash flows from financing activities for the six months ended June 30, 2008 and 2009 in the accompanying consolidated statements of cash flows.

As of June 30, 2009, there was approximately $1.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.86 years.

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation, derivative instruments and hedging activities and income taxes.

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

In December 2007 the FASB issued SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted the provisions of SFAS 160 on January 1, 2009 and as a result reclassified the ownership interest in PSC

(represented by the Exchangeable Shares) held by the sellers related to the Company’s acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and June 30, 2009, as equity. Prior to January 1, 2009, the Company classified this ownership interest as “Non-controlling interest” in its consolidated balance sheets. The Company determined that the adoption of the other provisions of SFAS 160 did not have a material impact on its consolidated results of operations and financial condition.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in paragraph 11 of SFAS 142. In addition, FSP 142-3, requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. On January 1, 2009, the Company adopted the provisions of FSP 142-3. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company’s 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) are subject to the provisions of EITF 07-5 since the notes are indexed to the Company’s own stock, they are convertible, under certain circumstances, into common stock at a specified conversion rate. Based on the Company’s analysis of the Notes under SFAS 133, EITF 07-5 and other related guidance, the Company concluded that the embedded conversion option qualifies for the scope exception in paragraph 11(a) of SFAS 133 because it is both (1) indexed to the Company’s own stock by virtue of the fact that all of the triggering conversion events are contingencies that are not based on an observable market or an observable index and that the only variables that affect the settlement amount of the conversion in each case would be inputs to the fair value of a fixed-for-fixed option on equity shares as they relate to stock price and (2) would be classified in stockholders’ equity if it were a freestanding instrument. The Notes including the embedded conversion option are classified as a liability in the accompanying consolidated balance sheets. EITF 07-5 requires issuers of convertible notes that protect holders from declines in the issuer’s stock price (“down-round” protection) to account for these instruments as derivatives under SFAS 133. The Notes do not contain any “down-round” protection, therefore the adoption of EITF 07-5 as of January 1, 2009 did not impact the Company’s consolidated financial statements.

In April 2009, FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the provisions in SFAS 141(R), for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. No subsequent accounting guidance is provided in the FSP, and the FASB expects an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. FSP FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has determined that the adoption of FSP FAS 141(R)-1 did not have a material impact on its consolidated financial statements.

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted. The Company adopted the provisions of FSP 157-4 beginning with the quarterly period ended June 30, 2009 and determined that the adoption of FSP 157-4 did not have a material impact on its consolidated financial statements.

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP 107-1 beginning with the quarterly period ended June 30, 2009 and determined that, other than the additional disclosures related to the fair value of financial instruments the Company is now required to make, the adoption of FSP 107-1 did not have a material impact on its consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period and circumstances during and under which an entity should evaluate events or transactions occurring after the balance sheet date for potential recognition and disclosure in the financial statements. SFAS 165 also provides guidance regarding the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the provisions of SFAS 165 beginning with the quarterly period ended June 30, 2009 in accordance with SFAS 165’s effective date. The Company has determined that the adoption of SFAS 165 did not have a material impact on its consolidated financial statements as no significant event occurred subsequent to June 30, 2009 up to the filing date of this report on Form 10-Q.

Pending Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”, (“SFAS 168”). FASB issued this statement to replace FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 does not affect the rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has determined that the adoption of SFAS 168, will not have an impact on its consolidated financial statements because SFAS 168 only codifies existing non-SEC accounting literature.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2009:

	Total Carrying Value at June 30, 2009	Fair Value Measurement at June 30, 2009 Using
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$(1,277,890)	$—	$(1,277,890)	$—

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

4. Other Receivables

At December 31, 2008 and June 30, 2009, insurance premiums of approximately $2.4 million and $4.4 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at June 30, 2009 was approximately $1.6 million, of which approximately $456,000 was classified as “Other receivables” and approximately $1.1 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2008 was approximately $1.4 million, of which approximately $446,000 was classified as “Other receivables” and approximately $1.0 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheet.

5. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2008	June 30, 2009
Prepaid payroll	$2,703,503	$2,491,562
Prepaid insurance	3,381,451	4,913,202
Prepaid taxes	3,978,742	2,764,505
Prepaid rent	737,847	863,242
Provider advances	285,020	221,335
Prepaid maintenance agreements and copier leases	608,075	683,878
Prepaid bus tokens and passes	1,133,290	851,670
Prepaid commissions and brokerage fees	548,446	580,543
Interest receivable—certificates of deposit	694,852	817,059
Other	1,306,413	1,867,045

Total prepaid expenses and other	$15,377,639	$16,054,041

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

The following represents the Company’s preliminary allocation of the purchase price.

Consideration:
Cash	$3,244,979
Due to former shareholder	525,000
Estimated cost of acquisition	49,831

$3,819,810

Allocated to:
Goodwill	$839,591
Intangibles	1,387,441
Fixed assets	528,989
Working capital	944,979
Other assets	118,810

$3,819,810

Currently, the above goodwill is expected to be tax deductible.

Goodwill

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balance at December 31, 2008	$17,585,055	$95,185,511	$112,770,566
AW working capital true-up and other adjustments	348,049	—	348,049
WCG foreign currency adjustments	111,150	—	111,150
Camelot Community Care, Inc. additional acquisition costs	1,151	—	1,151

Balance at June 30, 2009	$18,045,405	$95,185,511	$113,230,916

7. Long-Term Obligations

	December 31, 2008	June 30, 2009
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	$618,680	$618,680
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010	1,800,000	1,800,000
5.85% secured, note payable, interest and principal payable monthly beginning January 2009 through September 2009	989,925	334,801
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% (effective rate of 6.82% at June 30, 2009) through December 2012	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly (as described below) through December 2013	164,350,000	157,862,500

	237,758,605	230,615,981
Less current portion	14,264,925	17,890,981

	$223,493,680	$212,725,000

The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximated its fair value at December 31, 2008 and June 30, 2009.

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

•

amend certain financial covenants to change the requirements to a level where the Company met the requirements for the fourth quarter of 2008 and the first and second quarters of 2009, and the Company believes it will meet the requirements for the remainder of 2009;

•

establish a new financial covenant through December 31, 2009 based upon the Company’s operations maintaining a minimum monthly earnings before interest, taxes, depreciation and amortization level (as such term is defined in Amendment No. 1 to the Credit Agreement) commencing with the three months ended March 31, 2009; and,

•

require the Company to deliver to the lenders monthly consolidated financial statements and a 13-week rolling cash flow forecast each week from the effective date of Amendment No. 1 to the Credit Agreement to December 31, 2009.

In exchange for the amendments described above, the Company paid an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in the accompanying consolidated balance sheet at June 30, 2009. In addition, in connection with this transaction, the Company incurred fees and expenses of approximately $2.0 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.7 million and “Interest expense” in the amount of approximately $348,000 in the accompanying consolidated statement of income for the six months ended June 30, 2009.

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

The fair value amounts in the consolidated balance sheet at June 30, 2009, related to the Company’s interest rate swap were as follows:

	Liability Derivatives
	June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts	Current portion of interest rate swap	$1,277,890
Interest rate contracts	Other long-term liabilities	—

Total derivatives designated as hedging instruments under SFAS 133		1,277,890

Total derivatives		$1,277,890

The derivative gains and losses in the consolidated statement of income for the six months ended June 30, 2009, related to the Company’s interest rate swap were as follows:

Derivatives in SFAS 133 cash flow hedging relationships	Pretax gain recognized in Other Comprehensive Income on effective portion of derivative	Pretax loss on effective portion of derivative in Accumulated Other Comprehensive Loss		Ineffective portion of loss on derivative and amount excluded from effectiveness testing recognized in income
	Amount	Location	Amount	Location	Amount
Interest rate contract	$119,238	Interest expense	$(481,961)	Interest expense	$(122,843)

Total	$119,238		$(481,961)		$(122,843)

Derivatives not designated as hedging instruments under SFAS 133				Location of amounts recognized in income on derivative	Amount of loss recognized in income on derivative
Interest rate contract				Interest expense	$(127,381)

Total					$(127,381)

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

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those of the consolidated Company. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including client services expense, cost of non-emergency transportation services, general and administrative expense and depreciation and amortization) but is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest income and interest expense. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. All intercompany transactions have been eliminated.

The following table sets forth certain financial information attributable to the Company’s business segments for the three and six months ended June 30, 2008 and 2009. In addition, none of the segments have significant non-cash items other than depreciation and amortization in reported income.

	For the three months ended June 30, 2008
	Social Services	NET Services	Corporate (a)	Consolidated Total
Revenues	$78,372,601	$94,648,593	$4,167	$173,025,361

Depreciation and amortization	$1,365,538	$1,800,700	$—	$3,166,238

Operating income	$6,408,935	$3,715,410	$4,167	$10,128,512

Net interest expense (income)	$(156,850)	$4,625,599	$—	$4,468,749

Capital expenditures	$305,718	$687,134	$65,744	$1,058,596

	For the three months ended June 30, 2009
	Social Services ( c)	NET Services	Corporate (a)	Consolidated Total
Revenues	$87,682,940	$104,149,004	$—	$191,831,944

Depreciation and amortization	$1,500,749	$1,595,809	$—	$3,096,558

Operating income	$8,323,336	$5,650,979	$—	$13,974,315

Net interest expense (income)	$(16,416)	$5,352,088	$—	$5,335,672

Capital expenditures	$382,784	$551,988	$355,418	$1,290,190

	For the six months ended June 30, 2008
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$156,433,137	$190,222,646	$34,036	$346,689,819

Depreciation and amortization	$2,720,380	$3,765,407	$—	$6,485,787

Operating income	$11,993,759	$9,048,194	$34,036	$21,075,989

Net interest expense (income)	$(374,503)	$9,770,785	$—	$9,396,282

Total assets	$219,336,599	$314,035,832	$14,115,315	$547,487,746

Capital expenditures	$676,849	$1,280,739	$117,611	$2,075,199

	For the six months ended June 30, 2009
	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$172,913,855	$205,630,256	$—	$378,544,111

Depreciation and amortization	$2,980,734	$3,200,022	$—	$6,180,756

Operating income	$16,487,089	$12,528,472	$—	$29,015,561

Net interest expense (income)	$(75,645)	$10,609,388	$—	$10,533,743

Total assets	$156,933,401	$207,489,214	$13,986,416	$378,409,031

Capital expenditures	$841,614	$706,672	$408,864	$1,957,150

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of June 30, 2008 and 2009 include cash totaling approximately $12.1 million and $11.1 million, notes receivable totaling approximately $408,000 and $75,000, property and equipment totaling approximately $1.0 million and $1.7 million, and other assets of approximately $546,000 and $571,000, respectively. In addition, corporate assets as of June 30, 2009 included prepaid expenses totaling approximately $593,000.
(c)	Excludes intersegment revenues of approximately $46,000 that have been eliminated in consolidation.

10. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the six months ended June 30, 2009, the Company granted a total of 170,000 ten-year options under its 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to a non-employee director of its board of directors, an executive officer and certain key employees. The option exercise price for all options granted ranged from $1.55 to $13.07 and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the options granted during the six months ended June 30, 2009 totaled $11.20 per share.

The Company granted a total of 2,000 shares of restricted stock to a non-employee director of its board of directors during the six months ended June 30, 2009. The award vests in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of this award totaled $13.07 per share.

At December 31, 2008 and June 30, 2009, there were 13,462,356 and 13,483,859 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2008 and June 30, 2009) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a gain of approximately $649,000 for the six months ended June 30, 2009. In addition, other comprehensive income included an aggregate gain of approximately $360,000, net of tax, which resulted from the accounting for the Company’s interest rate swap and the impact of the de-designation of the swap (as more fully described in note 8 above) for the six months ended June 30, 2009.

The components of comprehensive income, net of taxes, for the three and six months ended June 30, 2008 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net income	$3,437,993	$5,250,334	$7,142,111	$11,126,990

Other comprehensive income:
Change related to derivative, net of income tax (A)	859,734	86,351	263,571	359,839
Foreign currency translation adjustments	255,808	877,822	(618,787)	648,841

Total other comprehensive income	1,115,542	964,173	(355,216)	1,008,680

Total comprehensive income	$4,553,535	$6,214,507	$6,786,895	$12,135,670

(A)	For the three months ended June 30, 2008 and 2009, the change in fair value of the interest rate swap was net of tax of approximately $591,000 and $146,000, respectively. For the six months ended June 30, 2008 and 2009, the change in fair value of the interest rate swap was net of tax of approximately $181,000 and $241,000, respectively.

The following table reflects changes in common stock, additional paid-in capital, non-controlling interest and accumulated other comprehensive income for the six months ended June 30, 2009:

	Common Stock		Additional Paid-In Capital	Non-Controlling Interest	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at December 31, 2008	13,462,356	$13,462	$169,698,598	$7,266,493	$(4,449,547)
Stock-based compensation	—	—	62,025	—	—
Exercise of employee stock options, including tax benefit of $36,000	10,000	10	52,671	—	—
Change in fair value of derivative and impact of de-designation, net of income tax of $241,000	—	—	—	—	359,839
PSC of Canada Exchange Corp. shares exchanged	11,503	12	305,944	(305,956)	—
Foreign currency translation adjustments	—	—	—	—	648,841

Balance at June 30, 2009	13,483,859	$13,484	$170,119,238	$6,960,537	$(3,440,867)

11. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Numerator:
Net income available to common stockholders, basic and diluted	$3,437,993	$5,250,334	$7,142,111	$11,126,990

Denominator:
Denominator for basic earnings per share — weighted-average shares	12,519,527	13,120,345	12,484,331	13,117,697
Effect of dilutive securities:
Common stock options and restricted stock awards	174,353	86,985	193,048	72,253

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	12,693,880	13,207,330	12,677,379	13,189,950

Basic earnings per share	$0.27	$0.40	$0.57	$0.85

Diluted earnings per share	$0.27	$0.40	$0.56	$0.84

For the six months ended June 30, 2008 and 2009, employee stock options to purchase 26,162 and 1,308 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008 and 2009 as it would have been antidilutive.

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

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $273,000 and $354,000 at December 31, 2008 and June 30, 2009, respectively.

The Company may be obligated to pay an amount up to $650,000 to the sellers under an earn out provision pursuant to a formula specified in an asset purchase agreement dated July 1, 2009 by which the Company acquired certain assets of an entity located in California. The earn out payment as such term is defined in the asset purchase agreement, if earned, will be paid in cash. If the contingency is resolved in accordance with the related provisions of the asset purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration issued as an additional cost to acquire the associated assets.

14. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $252,000 and $151,000 for the six months ended June 30, 2008 and 2009, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2008 and June 30, 2009 were approximately $448,000 and $369,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for approved business travel purposes on an as needed basis subject to a joint operating agreement and regulated by Federal Aviation Administration Code of Federal Regulations 91:501. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company currently pays a flat fee of $9,000 per month plus incidental costs such as fuel and landing fees. For the six months ended June 30, 2008 and 2009, the Company expensed amounts related to Las Montanas Aviation, LLC of approximately $17,000 and $72,000, respectively, for use of the airplane for business travel purposes. The plane is available for use related to the Company’s business only when commercial flights are not practical. During the first six months of 2009, the Company utilized the plane five times. The logged hours for these trips totaled 19 for an aggregated cost of approximately $63,000. By comparison, FlexJet (which has provided chartered flight services to the Company historically) would have charged the Company approximately $103,000 for a comparable schedule.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and six months ended June 30, 2009 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2008.

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

As a result of consummating certain acquisitions we have significant contractual obligations, including financial covenant requirements, related to our long-term debt for the fiscal year 2009 and beyond. To address our liquidity concerns related to our ability to meet our financial covenant requirements, we entered into an amendment to our credit and guaranty agreement with CIT Capital Securities LLC, or CIT, on March 11, 2009 to, among other things, change those requirements as more fully described below under the heading entitled “Liquidity and capital resources.” As a result of this amendment, we believe that we will meet all of our financial covenant requirements and that we have sufficient resources to fund our normal operations for the foreseeable future.

We have implemented several strategic options to enhance stockholder value relating to, among other things, growing our core social services business, reducing corporate and client service costs and reducing or delevering our debt. As a result, we have accomplished the following:

•

Growing our core social services business. We have increased our client census. Our client census (including direct and managed clients) as of June 2009 was nearly 79,000 an increase over June 2008 of approximately 1,000 clients. We have also won new contract awards. In February 2009, we were awarded a U.S. $16.4 million three-year contract in Canada to operate a work force development program for returning veterans and two new annual contracts in California (aggregating $2.5 million per year) to operate adult mental health wellness centers. In addition, in April 2009, we were awarded a five year contract in the state of New Jersey to provide non-emergency transportation services.

•

Reducing corporate and client costs. We have taken several steps to increase our profitability by decreasing our operating expenses. We implemented an across-the-board wage freeze and made reductions in vacation, sick and holiday pay effective as of January 1, 2009; health care benefit reductions were made effective as of July 1, 2009; we have reduced our workforce in Pennsylvania, North Carolina and Canada; and, in selected markets, we have decreased the use of fixed-salaried personnel in favor of hourly employees. We have also suspended the executive salary parity recommendations for 2009 that had been provided to the Compensation Committee of our Board of Directors, or Committee, by an independent outside compensation consultant engaged by the Committee to provide information and advice related to the compensation of our chief executive officer and other four highest paid executive officers for 2008 and 2009, as more fully described in management’s discussion and analysis of financial condition and results of operations included in our report on Form 10-K for the year ended December 31, 2008.

•

Selling non-strategic assets. In November 2008, we retained an investment bank to serve as our financial advisor in connection with the potential sale of our non-emergency transportation (NET) services operations, which are conducted through our subsidiary, Charter LCI Corporation, and its associated operating subsidiaries, collectively referred to as LogistiCare. After consideration of purchase offers to buy LogistiCare, the recent earnings growth in our NET services operations, the improvement in performance in both segments of our operations, the current favorable Medicaid outlook and anticipated new funding availability for our payers, the Board suspended efforts to sell LogistiCare in favor of growing both segments of our business and keeping them working together on behalf of our state payers. Our Board believes that, at the current time, this course of action is more likely to maximize value for our stockholders than would a sale of LogistiCare. Consequently, while we may in the future determine to reinstitute marketing efforts for the sale of LogistiCare, there is no current plan with respect thereto and no assurance that we will ever make such determination or complete the sale of LogistiCare or any other assets.

•

Reducing or delevering our debt. If we ultimately sell any of our assets, we intend to use the proceeds from such sales to pay down our senior debt. However, to address our liquidity concerns with respect to this debt, we entered into the March 2009 amendment to our credit agreement with CIT, discussed above, changing certain of our financial covenant requirements with respect to such debt to a level where we believe we will continue to meet our covenant requirements for the foreseeable future without regard to the sale of any assets.

Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide much needed products to state and local governments. Our goal is to be the primary provider of choice to the social services industry.

As of June 30, 2009, we provided social services directly and through the entities we manage to approximately 79,000 clients, and had 6.7 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from 430 locations in 42 states, the District of Columbia and British Columbia.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require our most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for certain reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation, derivative instruments and hedging activities, and income taxes.

As of June 30, 2009, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

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

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues:
Home and community based services	37.8%	38.8%	37.8%	38.9%
Foster care services	4.4	4.9	4.2	4.9
Management fees	3.1	2.0	3.1	1.9
Non-emergency transportation services	54.7	54.3	54.9	54.3

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	35.9	36.2	35.7	36.0
Cost of non-emergency transportation services	50.6	49.7	50.1	48.9
General and administrative expense	5.8	5.2	6.3	5.8
Depreciation and amortization	1.8	1.6	1.8	1.6

Total operating expenses	94.1	92.7	93.9	92.3

Operating income	5.9	7.3	6.1	7.7

Non-operating expense (income):
Interest expense (income), net	2.6	2.8	2.7	2.8

Income before income taxes	3.3	4.5	3.4	4.9
Provision for income taxes	1.3	1.8	1.3	2.0

Net income	2.0%	2.7%	2.1%	2.9%

Overview of our results of operations for the three and six months ended June 30, 2009

Our financial results for the three months ended June 30, 2009 were positively impacted by our efforts to reduce corporate and client costs that included an across-the-board wage freeze, reductions in vacation, sick and holiday pay, suspension of executive salary parity recommendations for 2009 made by an independent executive compensation consultant, workforce reductions in Pennsylvania, North Carolina and Canada, and, in selected markets, decreased use of fixed-salaried personnel in favor of hourly employees. For the three months ended June 30, 2009, utilization of our education and other school-based programs increased significantly compared to the utilization levels in 2008. For the six months ended June 30, 2009, we saw our payer environment begin to stabilize in our social services markets supported by the favorable reaction to the passage of the Children’s Health Insurance Program Reauthorization Act (signed into law in February 2009), the American Recovery and Reinvestment Act of 2009, and a Federal court decision that permanently enjoined the State of California from making Medicaid rate reductions. With respect to our Net Services operating segment, we saw some rates improve along with lower utilization, which resulted in improved operating margin for the three and six months ended June 30, 2009.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenues

	Three Months Ended June 30,		Percent change
	2008	2009
Home and community based services	$65,385,543	$74,501,279	13.9%
Foster care services	7,565,686	9,445,616	24.8%
Management fees	5,425,539	3,736,046	-31.1%
Non-emergency transportation services	94,648,593	104,149,003	10.0%

Total revenues	$173,025,361	$191,831,944	10.9%

Home and community based services. The acquisition of AmericanWork, Inc, or AW, in September 2008 added approximately $3.4 million to home and community based services revenue for the three months ended June 30, 2009 as compared to the same three month period in 2008.

Excluding the business acquisition noted above, our home and community based services provided additional revenue of approximately $5.7 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was primarily due to the net effect of client volume increases in new and existing locations, rate increases for services provided offsetting the loss of one contract in British Columbia during 2008.

Foster care services. The acquisition of substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc., or CCC, in September 2008 added approximately $3.1 million to foster care services revenue for the three months ended June 30, 2009 as compared to the same three month period one year ago. Partially offsetting the increase in foster care services revenue for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was the impact of our exit from the foster care market in Kentucky in January 2009 and various state foster care program restructurings which resulted in a decrease in foster care services revenue of approximately $1.2 million. We continuously recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $54.4 million for the three months ended June 30, 2009 as compared to $62.8 million for the same three month period last year. The decrease of approximately $1.7 million in management fees for the three month period ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily attributable to the acquisition of assets from CCC (a managed entity) in September 2008 and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009.

Non-emergency transportation services. We generated all of our non-emergency transportation services revenue for the three months ended June 30, 2008 and 2009 through our NET Services operating segment. The increase in non-emergency transportation services revenue for the three months ended June 30, 2009 as compared to the same three month period one year ago was due to additional membership related to new contracts, membership increases under existing contracts and a negotiated rate increase for services provided due to increased utilization. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for the three months ended June 30, 2008 and 2009:

	Three months ended June 30,		Percent change
	2008	2009
Payroll and related costs	$43,400,244	$48,681,319	12.2%
Purchased services	9,702,200	8,578,606	-11.6%
Other operating expenses	8,892,874	12,166,459	36.8%
Stock-based compensation	176,934	55,637	-68.6%

Total client service expense	$62,172,252	$69,482,021	11.8%

Payroll and related costs. Our payroll and related costs increased for the three months ended June 30, 2009 as compared to the same three month period one year ago, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 300 new employees in connection with the purchase of assets from CCC and the acquisition of AW, which resulted in an increase in payroll and related costs of approximately $2.7 million in the aggregate for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased slightly from 55.4% for the three months ended June 30, 2008 to 55.5% for the three months ended June 30, 2009 due to the addition of new employees to support our growth.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. For the three months ended June 30, 2009, use of these services decreased by approximately $1.7 million as compared to the same three month period in 2008. The decrease was primarily attributable to the termination of a contract in British Columbia in 2008, the effect of imposed revenue caps and decreases in other support services. Partially offsetting the decrease in purchased services for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 were increases in foster parent payments amounting to approximately $583,000. Increases in foster parent payments were primarily attributable to the assets acquired from CCC in September 2008. As a percentage of revenue, excluding NET Services revenue, purchased services decreased from 12.4% for the three months ended June 30, 2008 to 9.8% for the three months ended June 30, 2009 primarily due to the effects of the items noted above related to our operations in British Columbia.

Other operating expenses. The assets acquired from CCC and the acquisition of AW in September 2008 added approximately $1.2 million to other operating expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Further, for the three months ended June 30, 2009, other operating expenses such as client mileage, transportation expenses, minor equipment and temporary labor increased as compared to the same prior year period due to the growth in the number of clients serviced in existing markets. In addition to the effect of our efforts to cut costs generally, our operating expenses in British Columbia have decreased approximately $681,000 primarily due to the contract termination noted above. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 13.9% for the three months ended June 30, 2009 from 11.3% for the three months ended June 30, 2008 due to the growth in the number of clients serviced in existing markets where other operating expenses incurred have increased (offset by a corresponding decrease in payroll and related costs as a percentage of revenue) under certain cost based service contracts.

Stock-based compensation. Stock-based compensation of approximately $56,000 for the three months ended June 30, 2009 represents the amortization of the fair value of stock options awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan. All stock-based compensation expense for non-corporate employees for the three months ended June 30, 2009 was expensed as part of client service expense. Of the total stock-based compensation expense of approximately $609,000 for the three months ended June 30, 2008, approximately $177,000 was expensed as part of client service expense and the remainder as general and administrative expense.

On December 30, 2008, the Committee approved the acceleration of vesting of all unvested stock-based awards outstanding on that day. The acceleration of vesting of all unvested stock-based awards in

2008 eliminated stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 and accounted for the decrease in stock-based compensation expense for the three months ended June 30, 2009 as compared to the same three month period one year ago.

Cost of non-emergency transportation services.

	Three months ended June 30,		Percent Change
	2008	2009
Payroll and related costs	$10,209,421	$11,906,568	16.6%
Purchased services	72,991,240	77,715,449	6.5%
Other operating expenses	4,258,270	5,600,856	31.5%

Total client service expense	$87,458,931	$95,222,873	8.9%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for the three months ended June 30, 2009 as compared to the same three month period in 2008 was due to the addition of administrative staff and other employees to support our growth. As a percentage of NET Services revenue, payroll and related costs increased from 10.8% for the three months ended June 30, 2008 to 11.4% for the three months ended June 30, 2009 primarily due to new hires and related costs for start-up contracts in new and existing markets, particularly in Hawaii, New Jersey and New Mexico.

Purchased services. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the three months ended June 30, 2009, purchased transportation costs increased due to services provided under new contracts as compared to the three months ended June 30, 2008. As a percentage of NET Services revenue, purchased services decreased from approximately 77.1% for the three months ended June 30, 2008 to approximately 74.6% for the three months ended June 30, 2009. Lower utilization due to membership increases under existing contracts and business mix due to higher growth in the higher margin HMO business during the three months ended June 30, 2009 resulted in lower purchased services expense as a percentage of revenue for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Other operating expenses. Other operating expenses of our NET Services operating segment as a percentage of NET Services revenue increased from 4.5% for the three months ended June 30, 2008 to 5.4% for the same current year three month period. The increase is mostly attributable to costs incurred for the implementation of new contracts.

General and administrative expense.

Three months ended June 30,		Percent change
2008	2009
$10,099,428	$10,056,177	-0.4%

Due to the acceleration of vesting of all unvested stock-based awards as of December 30, 2008, stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 was eliminated. As a result, general and administrative expense for the three months ended June 30, 2009 decreased by approximately $426,000 as compared the same prior year period. Additionally, payroll and related costs decreased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 by approximately $846,000 primarily due to the modifications of our management services arrangements with managed entities that resulted in a reduction in employees in response to lower management services fees. Additional decreases in general and administrative expenses resulted from the effect of our efforts to cut costs generally.

Partially offsetting the decrease in general and administrative expense was the impact of our acquisition of the assets of CCC and the acquisition of AW in September 2008, which accounted for an increase of approximately $385,000 in general and administrative expenses related to facilities management for the three months ended June 30, 2009 as compared to the same three month period last year. Also contributing to an increase in corporate administrative expenses were arrangement, legal and other fees related to the 2009 proxy contest initiated by a dissident stockholder, professional service fees related to the amendment to our credit agreement with CIT and other expenses aggregating to an increase over the three month period ended June 30, 2008 of approximately $990,000. In addition, as a result of our growth over the twelve month period ended June 30, 2009, rent and facilities costs increased $242,000 for the three months ended June 30, 2009 excluding the impact of the CCC and AW acquisitions. As a percentage of revenue, general and administrative expense decreased from 5.8% for the three months ended June 30, 2008 to 5.2% for the three months ended June 30, 2009 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution and the decrease in stock-based compensation expense noted above.

Depreciation and amortization.

Three months ended June 30,		Percent change
2008	2009
$3,166,238	$3,096,558	-2.2%

The decrease in depreciation and amortization from period to period primarily resulted from the write-down of intangible assets resulting from the impairment of customer relationships in 2008 as well as fully depreciated property and equipment on which no depreciation was recognized. As a percentage of revenues, depreciation and amortization was approximately 1.8% for the three months ended June 30, 2008 and 1.6% for the three months ended June 30, 2009.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $230.6 million in principal amount at June 30, 2009 from $241.1 million in principal amount at June 30, 2008; however, effective March 11, 2009 (pursuant to the amendment to our credit and guaranty agreement with CIT), the interest rate related to our term loan increased from LIBOR plus 3.5% to LIBOR plus 6.5%. This resulted in an net increase in the associated interest expense of approximately $47,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The remaining increase in interest expense for the three months ended June 30, 2009 as compared to the same prior year period is attributable to increased deferred financing costs related to the amendment to our credit and guaranty agreement with CIT and interest expense associated with the interest rate swap.

Interest income. Interest income for the three months ended June 30, 2008 and 2009 was approximately $240,000 and $62,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.1% for 2009 as compared to an actual effective rate of 7.3% for 2008 (including the tax effect of goodwill impairment charges for 2008). Our effective income tax rate (including discrete items) for the three months ended June 30, 2009 was 39.2%, which differs from the federal statutory rate primarily due to state income taxes and nondeductible permanent differences.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Revenues

	Six Months Ended June 30,		Percent change
	2008	2009
Home and community based services	$131,281,207	$147,192,019	12.1%
Foster care services	14,518,000	18,393,469	26.7%
Management fees	10,667,966	7,328,368	-31.3%
Non-emergency transportation services	190,222,646	205,630,255	8.1%

Total revenues	$346,689,819	$378,544,111	9.2%

Home and community based services. The acquisition of AW in September 2008 added approximately $6.9 million to home and community based services revenue for the six months ended June 30, 2009 as compared to the same six month period in 2008.

Excluding the acquisition of AW noted above, our home and community based services provided additional revenue of approximately $9.0 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase was primarily due to the net effect of client volume increases in new and existing locations, rate increases for services provided, reductions in funding from North Carolina, the loss of one contract in British Columbia during 2008, and implementation of managed care initiatives in Pennsylvania.

Foster care services. The acquisition of substantially all of the assets in Illinois and Indiana of CCC in September 2008 added approximately $6.0 million to foster care services revenue for the six months ended June 30, 2009 as compared to the same six month period one year ago. Partially offsetting the increase in foster care services revenue for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was the impact of our exit from the foster care market in Kentucky in January 2009 and various state foster care program restructurings which resulted in a decrease in foster care services revenue of approximately $2.1 million.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $107.8 million for the six months ended June 30, 2009 as compared to $124.2 million for the same six month period last year. The decrease of approximately $3.3 million in management fees for the six month period ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily attributable to the acquisition of assets from CCC (a managed entity) in September 2008 and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009.

Non-emergency transportation services. The increase in non-emergency transportation services revenue was due to additional membership related to new contracts, membership increases under existing contracts and a negotiated rate increase for services provided due to increased utilization. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for the six months ended June 30, 2008 and 2009:

	Six months ended June 30,		Percent change
	2008	2009
Payroll and related costs	$87,133,299	$97,721,460	12.2%
Purchased services	18,640,165	16,950,262	-9.1%
Other operating expenses	17,542,017	21,628,366	23.3%
Stock-based compensation	340,417	56,410	-83.4%

Total client service expense	$123,655,898	$136,356,498	10.3%

Payroll and related costs. Our payroll and related costs increased for the six months ended June 30, 2009 as compared to the same six month period one year ago, as we added new direct care providers, administrative staff and other employees or outside contractors to support our growth. In addition, we added over 300 new employees in connection with the purchase of assets from CCC and the acquisition of AW, which resulted in an increase in payroll and related costs of approximately $5.4 million in the aggregate for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Partially offsetting the increases in payroll and related costs for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was a decrease in payroll and related costs of approximately $400,000 due to a discretionary management bonus that was paid during the six months ended June 30, 2008 and charged to client services expense that was not paid during the same current year six month period. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 55.7% for the six months ended June 30, 2008 to 56.5% for the six months ended June 30, 2009 due to the addition of new employees to support our growth.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. For the six months ended June 30, 2009, use of these services decreased by approximately $3.6 million as compared to the same six month period in 2008. The decrease was primarily attributable to the termination of a contract in British Columbia in 2008 and the effect of imposed revenue caps. Partially offsetting the decrease in purchased services for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 were increases in foster parent payments, pharmacy and out-of-home placements amounting to approximately $1.9 million. Increases in foster parent payments were primarily attributable to the assets acquired from CCC in September 2008. As a percentage of revenue, excluding NET Services revenue, purchased services decreased from 11.9% for the six months ended June 30, 2008 to 9.8% for the six months ended June 30, 2009 primarily due to the effects of the items noted above related to our operations in British Columbia.

Other operating expenses. The assets acquired from CCC and the acquisition of AW in September 2008 added approximately $2.2 million to other operating expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Further, for the six months ended June 30, 2009, other operating expenses such as client mileage, transportation expenses, minor equipment and temporary labor increased as compared to the same prior year period due to the growth in the number of clients serviced in existing markets. In addition to the effect of our efforts to cut costs generally, our operating expenses in British Columbia have decreased approximately $1.6 million primarily due to the contract termination noted above. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 12.5% for the six months ended June 30, 2009 from 11.2% for the six months ended June 30, 2008 due to the growth in the number of clients serviced in existing markets where other operating expenses incurred have increased (offset by a corresponding decrease in payroll and related costs as a percentage of revenue) under certain cost based service contracts.

Stock-based compensation. Stock-based compensation of approximately $56,000 for the six months ended June 30, 2009 represents the amortization of the fair value of stock options awarded to key employees beginning in January 2009 under our 2006 Long-Term Incentive Plan. All stock-based compensation expense for non-corporate employees for the six months ended June 30, 2009 was expensed as part of client service expense. Of the total stock-based compensation expense of approximately $1.2 million for the six months ended June 30, 2008, approximately $340,000 was expensed as part of client service expense and the remainder as general and administrative expense.

On December 30, 2008, the Committee approved the acceleration of vesting of all unvested stock-based awards outstanding on that day. The acceleration of vesting of all unvested stock-based awards in 2008 eliminated stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 and accounted for the decrease in stock-based compensation expense for the six months ended June 30, 2009 as compared to the same six month period one year ago.

Cost of non-emergency transportation services.

	Six months ended June 30,		Percent Change
	2008	2009
Payroll and related costs	$20,162,679	$22,431,737	11.3%
Purchased services	144,737,316	152,533,537	5.4%
Other operating expenses	8,806,566	10,079,130	14.5%

Total client service expense	$173,706,561	$185,044,404	6.5%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for the six months ended June 30, 2009 as compared to the same six month period in 2008 was due to the addition of administrative staff and other employees to support our growth. As a percentage of NET Services revenue, payroll and related costs increased from 10.6% for the six months ended June 30, 2008 to 10.9% for the six months ended June 30, 2009 primarily due to new hires and related costs for start-up contracts in new and existing markets, particularly in Hawaii, New Jersey and New Mexico.

Purchased services. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the six months ended June 30, 2009, purchased transportation costs increased due to services provided under new contracts as compared to the six months ended June 30, 2008. As a percentage of NET Services revenue, purchased services decreased from approximately 76.1% for the six months ended June 30, 2008 to approximately 74.2% for the six months ended June 30, 2009. Lower utilization due to inclimate weather (not seen in 2008), membership increases under existing contracts, and business mix due to higher growth in the higher margin HMO business during the six months ended June 30, 2009 resulted in lower purchased services expense as a percentage of revenue for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Other operating expenses. Other operating expenses of our NET Services operating segment as a percentage of NET Services revenue increased from 4.6% for the six months ended June 30, 2008 to 4.9% for the six months ended June 30, 2009. The increase is primarily due to costs incurred for the implementation of new contracts.

General and administrative expense.

Six months ended June 30,		Percent change
2008	2009
$21,765,584	$21,946,892	0.8%

The assets acquired from CCC and the acquisition of AW in September 2008 accounted for an increase of approximately $744,000 in general and administrative expenses related to facilities management for the six months ended June 30, 2009 as compared to the same six month period last year. Also contributing to the increase in corporate administrative expenses were arrangement, legal, accounting and other expenses related to the amended credit and guarantee agreement discussed below, legal and other fees related to the 2009 consent solicitation and 2009 proxy contest initiated by a dissident stockholder, costs related to the potential sale of assets and other expenses aggregating to an increase over the six month period ended June 30, 2008 of approximately $3.5 million. In addition, as a result of our growth over the twelve month period ended June 30, 2009, rent and facilities costs increased $374,000 for the six months ended June 30, 2009 excluding the impact of the CCC and AW acquisitions.

Partially offsetting the increases in general and administrative expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was a decrease in payroll and related costs totaling approximately $3.1 million partially due to discretionary bonuses that were paid during the six months ended June 30, 2008 that were not paid during the same current year six month period and the reduction of employees in response to lower management services fees under modified management services agreements. Due to the acceleration of vesting of all unvested stock-based awards as of December 30, 2008, stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 was eliminated. As a result, general and administrative expense for the six months ended June 30, 2009 decreased by approximately $817,000 as compared the same prior year period. Additional decreases in general and administrative expenses resulted from the effect of our efforts to cut costs generally. As a percentage of revenue, general and administrative expense decreased from 6.3% for the six months ended June 30, 2008 to 5.8% for the six months ended June 30, 2009 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution, discretionary bonuses not paid during the six months ended June 30, 2009 as compared to the same prior year period and the decrease in stock-based compensation expense noted above.

Depreciation and amortization.

Six months ended June 30,		Percent change
2008	2009
$6,485,787	$6,180,756	-4.7%

The decrease in depreciation and amortization from period to period primarily resulted from the write-down of intangible assets resulting from the impairment of customer relationships in 2008 as well as fully depreciated property and equipment on which no depreciation was recognized. As a percentage of revenues, depreciation and amortization was approximately 1.9% for the six months ended June 30, 2008 and 1.6% for the six months ended June 30, 2009.

Non-operating (income) expense

Interest expense. Increased interest expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to accelerated amortization of deferred financing fees (related to the amendment of our credit and guarantee agreement with CIT) and interest expense associated with the interest rate swap. Our current and long-term debt obligations have decreased to approximately $230.6 million at June 30, 2009 from $241.1 million at June 30, 2008; however, effective March 11, 2009 (pursuant to the amendment to our credit and guaranty agreement), the interest rate related to our term loan increased from LIBOR plus 3.5% to LIBOR plus 6.5%. The impact of a decrease in the principal amount of our long-term debt (partially offset by an increase in the associated interest rate) resulted in a net decrease in the related interest expense from approximately $6.1 million for the six months ended June 30, 2008 to approximately $5.4 million for the six months ended June 30, 2009.

Interest income. Interest income for the six months ended June 30, 2008 and 2009 was approximately $599,000 and $178,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 40.1% for 2009 as compared to an actual effective rate of 7.3% for 2008 (including the tax effect of goodwill impairment charges for 2008). Our effective income tax rate (including discrete items) for the six months ended June 30, 2009 was 39.8%, which differs from the federal statutory rate primarily due to state income taxes and nondeductible permanent differences.

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

Sources of cash for the six months ended June 30, 2009 were primarily from operations and cash received from payments of notes receivable. Our balance of cash and cash equivalents was approximately $38.7 million at June 30, 2009, up from $29.4 million at December 31, 2008. Approximately $1.9 million of cash was held by WCG at June 30, 2009 and is not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $12.9 million and $13.0 million at June 30, 2009 and December 31, 2008, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At June 30, 2009 and December 31, 2008, our total debt was approximately $230.6 million and $237.8 million, respectively.

Cash flows

Operating activities. Net income of approximately $11.1 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $11.3 million was partially offset by the growth of our billed and unbilled accounts receivable of $7.3 million and growth of other receivables of $2.3 million for the six months ended June 30, 2009. The growth of our billed and unbilled accounts receivable during the six months ended June 30, 2009 was mostly due to revenue growth.

For the six months ended June 30, 2009, net cash flow from operating activities totaled approximately $19.1 million. Decreases in management fees receivable, prepaid expenses and other assets resulted in an increase in cash flow from operations of approximately $2.2 million. Restricted cash related to the collection activities of the correctional services business resulted in additional cash provided by operating activities of approximately $122,000. Changes in accounts payable, accrued expenses, deferred revenue and other long-term liabilities resulted in cash provided by operating activities of $3.1 million, while decreases in accrued transportation costs resulted in cash used in operating activities of approximately $639,000. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $1.5 million.

Investing activities. Net cash used in investing activities totaled approximately $1.9 million for the six months ended June 30, 2009. We collected approximately $475,000 from notes receivable during the six months ended June 30, 2009. We spent approximately $2.0 million for property and equipment and we paid an additional amount of approximately $270,000 to the sellers of AW to settle our obligation pursuant to the final determination of working capital we acquired in this acquisition. Additionally, investments in certificates of deposit and changes in restricted cash resulted in cash used in investing activities of approximately $164,000.

Financing activities. Net cash used in financing activities totaled approximately $7.9 million for the six months ended June 30, 2009. We repaid approximately $7.1 million of long-term debt during this period and incurred additional deferred financing fees of approximately $792,000.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for the six months ended June 30, 2009 was an increase to cash of approximately $113,000.

Obligations and commitments

Convertible senior subordinated notes. On November 13, 2007, we issued $70.0 million in aggregate principal amount of the Notes under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of LogistiCare. The proceeds of $70.0 million were ultimately used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility with CIT described below.

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

The Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses. At December 31, 2008, the outstanding principal amount of the loans accrue at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rate applied to our term loan at June 30, 2009 was 6.82% (LIBOR plus 6.5% per the terms of the amendment to the Credit Agreement discussed below). No amounts were borrowed under the revolving credit facility as of June 30, 2009, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2008, there were five letters of credit in the amount of $6.8 million and five letters of credit in the amount of approximately $7.3 million as of June 30, 2009 collateralized under the revolving credit facility. At December 31, 2008 and June 30, 2009, our available credit under the revolving credit facility was $33.2 million and $22.7 million, respectively.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, we are required to maintain certain financial covenants under the Credit Agreement. Under the amendment to the Credit Agreement described below, we are in compliance with all financial covenants as of June 30, 2009. We are also prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

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

We agreed with CIT to subordinate our management fee receivable pursuant to management agreements established with our managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. Additionally, any other monetary obligations of these managed entities owing to us are subordinated to the claims of CIT in the event one of these managed entities defaults under its credit facility with CIT Healthcare LLC. As of December 31, 2008 and June 30, 2009, approximately $733,000 and $723,000 of our management fees receivable related to these managed entities was subject to this subordination agreement.

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

•

amend certain financial covenants to change the requirements to a level where we met the requirements for the fourth quarter of 2008 and first quarter of 2009 and we believe will meet the requirements for the remainder of 2009;

•

establish a new financial covenant through December 31, 2009 based upon our operations maintaining a minimum EBITDA level (as such term is defined in Amendment No. 1 to the Credit Agreement) commencing with the three months ended March 31, 2009; and,

•

require us to deliver to the lenders monthly consolidated financial statements and a 13-week rolling cash flow forecast each week from the effective date of Amendment No. 1 to the Credit Agreement to December 31, 2009.

In exchange for the amendments described above, we agreed to pay an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in the accompanying consolidated balance sheet at June 30, 2009. In addition, in connection with this transaction, we incurred fees and expenses of approximately $2.0 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.7 million and “Interest expense” in the amount of approximately $348,000 in the accompanying consolidated statement of income for the six months ended June 30, 2009.

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

Promissory notes. We have two unsecured, subordinated promissory notes outstanding at June 30, 2009 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010. In addition, we have one secured promissory note outstanding at June 30, 2009, whereby we financed the premiums on certain of our general, auto and other liabilities insurance coverage related to our NET Services operating segment, in the principal amount of approximately $335,000. The note bears a fixed interest rate of 5.85% with principal and interest due in nine monthly installments of approximately $113,000 beginning January 2009. The note is secured by all of the unearned premiums related to the insurance policies issued by Provado Insurance Services, Inc. (one of our captive insurance subsidiaries), or Provado, and listed in the loan agreement.

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

Contingent obligations. On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of June 30, 2009, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of June 30, 2009, 19 highly compensated employees participated in this plan.

We may be obligated to pay an amount up to $650,000 to the sellers under an earn out provision pursuant to a formula specified in an asset purchase agreement effective July 1, 2009 by which we acquired certain assets of an entity located in California. The earn out payment as such term is defined in the asset purchase agreement, if earned, will be paid in cash. If the contingency is resolved in accordance with the related provisions of the asset purchase agreement and the additional consideration becomes distributable, we will record the fair value of the consideration issued as an additional cost to acquire the associated assets.

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

Management fees generated under our management agreements represented 2.0% and 3.0% of our revenue for the six months ended June 30, 2009 and 2008, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2008 and June 30, 2009 totaled $7.7 million and $7.3 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of June 30, September 30 and December 31, 2008 and March 31 and June 30, 2009:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
June 30, 2008	$1,679,994	$1,601,390	$1,609,904	$3,641,565	$2,424,580
September 30, 2008	$1,334,910	$1,073,025	$1,100,535	$2,509,546	$900,808
December 31, 2008	$1,143,736	$1,071,743	$1,003,070	$3,027,380	$1,456,679
March 31, 2009	$1,189,600	$784,103	$746,446	$2,560,829	$2,362,554
June 30, 2009	$1,254,508	$889,063	$712,056	$1,933,016	$2,559,219

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

Our days sales outstanding for our managed entities increased from 139 days at December 31, 2008 to 159 days at June 30, 2009.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at December 31, 2008 and June 30, 2009 were approximately $1.1 million and $1.3 million, respectively. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2009 was approximately $974,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at December 31, 2008 and June 30, 2009 was $1.5 million and $1.7 million, respectively. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2009 was approximately $2.8 million.

Our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at June 30, 2009 was approximately $1.6 million. We recorded a corresponding liability at June 30, 2009 which offsets these expected losses.

SPCIC had restricted cash of approximately $5.0 million at December 31, 2008 and $5.7 million at June 30, 2009, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage. Provado also reinsures the third party insurer within a finite corridor of $750,000 excess of the $250,000 layer of coverage. The reinsurance agreement is subject to an annual aggregate equal to 120% of gross written premium. The corridor is subject to a $1.1 million aggregate limit. The estimated gross written premium is $6.2 million for the policy year ending February 14, 2010. The third party insurer retains approximately 4.9% of gross written premium and a ceding commission of 18.8%. The reserve for expected losses of this reinsurance program at June 30, 2009 was approximately $4.6 million.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. With respect to our social services operating segment, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for a maximum potential claim liability based on member enrollment. With respect to our NET Services operating segment, we offer self-funded health insurance to our employees. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability to $75,000 per incident and a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.5 million and $1.4 million as of December 31, 2008 and June 30, 2009, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Liquidity matters

We believe that our existing cash and cash equivalents and Amended Credit Agreement provide funds necessary to meet our operating plan for 2009 and early 2010. The expected operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt. In addition, we are focusing on several strategic options to reduce our debt. Additionally, we have taken steps to reduce both corporate and client services costs by suspending all pay increases for all of our employees and reducing holiday and sick leave and employee health benefits beginning in 2009.

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

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations for the foreseeable future.

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

In December 2007 the FASB issued SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We adopted the provisions of SFAS 160 on January 1, 2009 and as a result reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the sellers related to our acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and June 30, 2009, as equity. Prior to January 1, 2009, we classified this ownership interest as “Non-controlling interest” in our consolidated balance sheets. We determined that the adoption of the other provisions of SFAS 160 did not have a material impact on our consolidated results of operations and financial condition.

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

In April 2008, the FASB issued FASB Staff Position, or FSP, 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in paragraph 11 of SFAS 142. In addition, FSP 142-3, requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. On January 1, 2009, we adopted the provisions of FSP 142-3. The adoption of FSP 142-3 did not have a material impact on our consolidated results of operations and financial condition.

In June 2008, the FASB issued Emerging Issues Task Force, or EITF, Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Our 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) are subject to the provisions of EITF 07-5 since the notes are indexed to our own stock, they are convertible, under certain circumstances, into common stock at a specified conversion rate. Based on our analysis of the Notes under SFAS 133, EITF 07-5 and other related guidance, we concluded that the embedded conversion option qualifies for the scope exception in paragraph 11(a) of SFAS 133 because it is both (1) indexed to our own stock by virtue of the fact that all of the triggering conversion events are contingencies that are not based on an observable market or an observable index and that the only variables that affect the settlement amount of the conversion in each case would be inputs to the fair value of a fixed-for-fixed option on equity shares as they relate to stock price and (2) would be classified in stockholders’ equity if it were a freestanding instrument. The Notes including the embedded conversion option are classified as a liability in our consolidated balance sheets. EITF 07-5 requires issuers of convertible notes that protect holders from declines in the issuer’s stock price (“down-round” protection) to account for these instruments as derivatives under SFAS 133. The Notes do not contain any “down-round” protection, therefore the adoption of EITF 07-5 as of January 1, 2009 did not impact our consolidated financial statements.

In April 2009, FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends the provisions in SFAS 141(R), for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. No subsequent accounting guidance is provided in the FSP, and the FASB expects an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. FSP FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have determined that the adoption of FSP FAS 141(R)-1 did not have a material impact on our consolidated financial statements.

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” or FSP 157-4. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted. We adopted the provisions of FSP 157-4 beginning with the quarterly period ended June 30, 2009 and determined that the adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107-1. FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. We adopted the provisions of FSP 107-1 beginning with the quarterly period ended June 30, 2009 and determined that, other than the additional disclosures related to the fair value of financial instruments we are now required to make, the adoption of FSP 107-1 did not have a material impact on our consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period and circumstances during and under which an entity should evaluate events or transactions occurring after the balance sheet date for potential recognition and disclosure in the financial statements. SFAS 165 also provides guidance regarding the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of SFAS 165 beginning with the quarterly period ended June 30, 2009 in accordance with SFAS 165’s effective date. We have determined that the adoption of SFAS 165 did not have a material impact on our consolidated financial statements as no significant event occurred subsequent to June 30, 2009 up to the filing date of this report on Form 10-Q.

Pending Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”, or SFAS 168. FASB issued this statement to replace FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 does not affect the rules and interpretive releases of the Securities and Exchange Commission, or SEC, which are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have determined that the adoption of SFAS 168, will not have an impact on our consolidated financial statements because SFAS 168 only codifies existing non-SEC accounting literature.

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

Interest rate and market risk

As of June 30, 2009, we had borrowings under our term loan of approximately $157.9 million and no borrowings under our revolving line of credit. Borrowings under the Amended Credit Agreement accrued interest at LIBOR plus 6.5% per annum as of June 30, 2009. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $4.5 million over the remaining term of the Amended Credit Agreement.

We have convertible senior subordinated notes of $70 million outstanding at June 30, 2009 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at June 30, 2009 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of June 30, 2009. These promissory notes bear fixed interest rates of 5% and 4%, respectively. Additionally, we have one secured note payable of approximately $335,000 at June 30, 2009, which bears a fixed interest rate of 5.85%.

Effective February 27, 2008, we entered into an interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, we receive interest equivalent to three-

month LIBOR and pay a fixed rate of interest of 3.026% with settlement occurring quarterly. By entering into the interest rate swap, we effectively fixed the interest rate payable by us on $86.5 million of our floating rate senior term debt at 6.526% for the period February 27, 2008 to March 10, 2009. Concurrent with the effective date of Amendment No. 1 to the Credit Agreement (March 11, 2009), the interest rate payable by us on $86.5 million of our floating rate senior term debt was fixed at 9.526% for the period March 11, 2009 to February 27, 2010.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to over 925 contracts as of June 30, 2009. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 84% and 81% of our revenue for the six months ended June 30, 2008 and 2009, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the six months ended June 30, 2009, we conducted a portion of our operations in Canada through WCG. At June 30, 2009, approximately $12.7 million, or 25.4%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (June 30, 2009) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2009.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on June 15, 2009 for the following purposes:

a)	To elect two Class 3 directors to each serve for a three-year term until the 2012 annual meeting of stockholders and until their respective successors have been duly elected and qualified. The vote of the stockholders for each nominee was as follows:

	Total Affirmative Votes	Total Votes Withheld
Fletcher Jay McCusker (1)	7,620,364	360,170

Kristi L. Meints (1)	7,329,265	651,269

Michael C. Bradley (2)	2,511,984	656,836

Captain Brian T. Costello (ret.) (2)	2,511,984	656,836

(1)	Nominees of our board of directors.

(2)	Nominees of Avalon Correctional Services, Inc., 73114 Investments, L.L.C., Donald E. Smith, Tiffany Smith, Michael C. Bradley and Eric S. Gray.

Fletcher Jay McCusker and Kristi L. Meints were elected to serve as Class 3 directors at the annual meeting.

The Class 1 and Class 2 directors who were not up for re-election at this meeting and continue to serve as directors are: Terence Cryan, Hunter Hurst III, Craig Norris, Warren S. Rustand and Richard Singleton.

b)	To ratify the appointment of KPMG LLP as our independent registered public accounting firm to serve for the 2009 fiscal year. The proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm was approved by the stockholders as follows:

Votes For	10,692,373
Votes Against	382,627
Abstentions	75,154
Broker Non-Votes	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
4.1	Form of 6.5% Convertible Senior Subordinated Note due 2014

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 10, 2009	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of 6.5% Convertible Senior Subordinated Note due 2014

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer