Form 10-Q
period 2009-09-30
PROVIDENCE SERVICE CORP
filed 2009-11-06
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009, there were outstanding 12,884,891 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2008	September 30, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,364,247	$58,287,492
Accounts receivable—billed, net of allowance of $3.4 million in 2008 and $2.5 million in 2009	72,617,418	81,854,484
Accounts receivable—unbilled	423,817	318,064
Management fee receivable	7,702,608	7,399,280
Other receivables	3,148,970	3,568,263
Notes receivable	467,682	—
Restricted cash	7,803,808	7,014,717
Prepaid expenses and other	15,377,639	15,907,507
Deferred tax assets	4,757,535	2,500,092

Total current assets	141,663,724	176,849,899
Property and equipment, net	11,983,368	11,410,480
Notes receivable, less current portion	132,159	—
Goodwill	112,770,566	113,597,354
Intangible assets, net	81,555,587	75,746,482
Restricted cash, less current portion	5,207,132	5,941,550
Other assets	12,350,697	11,479,735

Total assets	$365,663,233	$395,025,500

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$14,264,925	$18,637,430
Accounts payable	3,004,608	3,587,039
Accrued expenses	27,232,740	31,657,503
Accrued transportation costs	32,051,325	40,744,218
Deferred revenue	3,375,231	9,380,664
Current portion of interest rate swap	1,431,036	930,470
Reinsurance liability reserve	8,846,910	9,792,310

Total current liabilities	90,206,775	114,729,634

Long-term obligations, less current portion	223,493,680	208,400,000
Other long-term liabilities	3,975,278	4,717,086
Deferred tax liabilities	10,096,297	11,339,706

Total liabilities	327,772,030	339,186,426
Commitments and contingencies
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,462,356 and 13,503,259 issued and outstanding (including treasury shares)	13,462	13,503
Additional paid-in capital	169,698,598	170,306,233
Retained deficit	(123,253,836)	(107,678,922)
Accumulated other comprehensive loss, net of tax	(4,449,547)	(2,378,310)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	30,624,710	48,878,537
Non-controlling interest	7,266,493	6,960,537

Total stockholders’ equity	37,891,203	55,839,074

Total liabilities and stockholders’ equity	$365,663,233	$395,025,500

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenues:
Home and community based services	$59,654,117	$69,332,645	$190,935,324	$216,524,664
Foster care services	7,493,743	9,161,992	22,011,743	27,555,461
Management fees	5,537,021	3,689,719	16,204,987	11,018,087
Non-emergency transportation services	94,312,157	124,638,425	284,534,803	330,268,680

	166,997,038	206,822,781	513,686,857	585,366,892
Operating expenses:
Client service expense	59,540,065	68,409,875	183,195,963	204,766,373
Cost of non-emergency transportation services	91,151,068	113,847,920	264,857,629	298,892,324
General and administrative expense	10,205,510	11,207,546	31,971,094	33,154,438
Asset impairment charge	141,000,000	—	141,000,000	—
Depreciation and amortization	3,173,454	3,565,611	9,659,241	9,746,367

Total operating expenses	305,070,097	197,030,952	630,683,927	546,559,502

Operating (loss) income	(138,073,059)	9,791,829	(116,997,070)	38,807,390

Other (income) expense:
Interest expense	4,914,753	5,258,108	14,909,654	15,970,156
Interest income	(211,318)	(96,538)	(809,937)	(274,843)

(Loss) income before income taxes	(142,776,494)	4,630,259	(131,096,787)	23,112,077

(Benefit) provision for income taxes	(1,982,300)	182,335	2,555,296	7,537,163

Net (loss) income	$(140,794,194)	$4,447,924	$(133,652,083)	$15,574,914

(Loss) earnings per common share:
Basic	$(11.17)	$0.34	$(10.67)	$1.19

Diluted	$(11.17)	$0.34	$(10.67)	$1.18

Weighted-average number of common shares outstanding:
Basic	12,600,257	13,132,920	12,523,255	13,122,827
Diluted	12,600,257	13,218,428	12,523,255	13,199,498

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2008	2009
Operating activities
Net (loss) income	$(133,652,083)	$15,574,914
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,413,149	3,499,417
Amortization	6,246,092	6,246,950
Amortization of deferred financing costs	2,050,539	2,339,990
Provision for doubtful accounts	1,298,650	3,404,044
Deferred income taxes	(845,105)	3,116,731
Stock based compensation	2,076,430	180,585
Excess tax benefit upon exercise of stock options	(174,161)	(93,438)
Asset impairment charge	141,000,000	—
Other	35,403	327,344
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable	(7,745,391)	(11,050,828)
Management fee receivable	(1,580,700)	303,079
Other receivables	(613,869)	(742,852)
Restricted cash	(334,489)	189,656
Reinsurance liability reserve	2,116,565	1,174,739
Prepaid expenses and other	(7,573,592)	(466,003)
Accounts payable and accrued expenses	(3,228,451)	4,330,423
Accrued transportation costs	10,283,427	8,692,893
Deferred revenue	(327,557)	5,951,571
Other long-term liabilities	70,843	143,070

Net cash provided by operating activities	12,515,700	43,122,285
Investing activities
Purchase of property and equipment, net	(3,588,030)	(2,790,681)
Acquisition of businesses, net of cash acquired	(854,579)	(512,650)
Acquisition of management agreement	—	(100,000)
Acquisition earnout payments	(6,670,655)	—
Restricted cash for contract performance	3,245,792	(134,983)
Purchase of short-term investments, net	(115,021)	(157,890)
Collection of notes receivable	3,135,214	599,841

Net cash used in investing activities	(4,847,279)	(3,096,363)
Financing activities
Repurchase of common stock, for treasury	(85,315)	—
Proceeds from common stock issued pursuant to stock option exercise	469,320	72,940
Excess tax benefit upon exercise of stock options	174,161	93,438
Repayment of long-term debt	(6,487,500)	(10,721,175)
Debt financing costs	(88,775)	(791,519)
Capital lease payments	(286)	(64,850)

Net cash used in financing activities	(6,018,395)	(11,411,166)

Effect of exchange rate changes on cash	(243,675)	308,489

Net change in cash	1,406,351	28,923,245
Cash at beginning of period	35,378,645	29,364,247

Cash at end of period	$36,784,996	$58,287,492

Supplemental cash flow information:
Cash paid for interest	$11,417,084	$12,264,063

Cash paid for income taxes	$3,700,110	$4,908,080

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

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

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”) that the Company follows. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by nongovernmental entities. The FASB finalized the ASC effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement of Accounting Standards and FASB Staff Positions are no longer being issued by the FASB. For further discussion of the ASC, see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of September 30, 2009, the Company operated in 42 states, and the District of Columbia, United States, and British Columbia, Canada.

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

Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 85% and 82% of the Company’s revenue for the nine months ended September 30, 2008 and 2009, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the nine months ended September 30, 2008 and 2009, the Company conducted a portion of its operations in Canada through WCG. At September 30, 2008 and 2009, approximately $21.5 million, or 36.4%, and $13.4 million, or 24.0%, of the Company’s net assets, respectively, were located in Canada. In addition, approximately $23.8 million, or 4.6%, and $16.9 million, or 2.9%, of the Company’s consolidated revenue for the nine months ended September 30, 2008 and 2009, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

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

Derivative Instruments and Hedging Activities

The Company holds a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to the Company’s floating rate long-term debt. The Company documented its risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. The Company has designated the interest rate swap as a cash flow hedge under ASC Topic 815-Derivatives and Hedging (“ACS 815”).

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $1.6 million and $930,000 as of December 31, 2008 and September 30, 2009, respectively, which was classified as “Current portion of interest rate swap” and “Other long-term liabilities” in the accompanying consolidated balance sheet with respect to the balance at December 31, 2008 and as “Current portion of interest rate swap” in the accompanying consolidated balance sheet at September 30, 2009.

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

At December 31, 2008 and September 30, 2009, approximately $2.0 million and $4.3 million, respectively, of cash was held by WCG and was not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $13.0 million of restricted cash at December 31, 2008 and September 30, 2009 as follows:

	December 31, 2008	September 30, 2009
Collateral for letters of credit—Contractual obligations	$175,000	$418,000
Contractual obligations	898,844	709,188

Subtotal restricted cash for contractual obligations	1,073,844	1,127,188

Collateral for letters of credit—Reinsured claims losses	3,311,000	4,041,000
Escrow—Reinsured claims losses	8,626,096	7,788,079

Subtotal restricted cash for reinsured claims losses	11,937,096	11,829,079

Total restricted cash	13,010,940	12,956,267

Less current portion	7,803,808	7,014,717

	$5,207,132	$5,941,550

Of the restricted cash amount at December 31, 2008 and September 30, 2009:

•	$175,000 and $418,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $3.3 million and $4.0 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying condensed consolidated balance sheets;

•

approximately $899,000 and $709,000 was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•	approximately $1.6 million and $1.7 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•

approximately $7.0 million and $6.1 million was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with the acquisition of Charter LCI Corporation in 2007).

At September 30, 2009, approximately $4.5 million, $1.7 million, $5.9 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $709,000 is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes, the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of September 30, 2009.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying condensed consolidated balance sheets at December 31, 2008 and September 30, 2009. In accordance with the provisions of ASC Topic 810-Consolidation (“ASC 810”) as they relate to non-controlling interest in consolidated financial statements (adopted by the Company on January 1, 2009), the Company reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the WCG sellers of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and September 30, 2009, as equity. Prior to January 1, 2009, the Company classified this ownership interest as “Non-controlling interest” included in liabilities and stockholders’ equity in its condensed consolidated balance sheets.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 (the date of acceleration of all of the then outstanding unvested stock options) for the nine months ended September 30, 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC Topic 718-Compensation-Stock Compensation (“ASC 718”), and amounted to approximately $1.2 million (net of tax of $846,000). On December 30, 2008, the Compensation Committee of the Board approved, effective as of that date, the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock awarded subsequent to December 31, 2005 to eligible employees, directors and consultants, including stock options and restricted stock granted to executive officers and non-employee directors, under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”); provided the equity holder was actively an employee, director or consultant of the Company on December 30, 2008. All other terms of the stock options and restricted stock remained the same. Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 30, 2008 for the nine months ended September 30, 2009 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC 718 and totaled approximately $174,000 (net of tax of $6,000). ASC 718 requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the nine months ended September 30, 2008 and 2009, the amount of excess tax benefits resulting from the exercise of stock options was approximately $174,000 and $93,000. These amounts are reflected as cash flows from financing activities for the nine months ended September 30, 2008 and 2009 in the accompanying condensed consolidated statements of cash flows.

As of September 30, 2009, there was approximately $1.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.61 years.

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation, derivative instruments and hedging activities and income taxes.

New Accounting Pronouncements

ASC Topic 820-Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and requires that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expands disclosures about fair value measurements. Additionally, ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The transition guidance of ASC 820 provides that the provisions of ASC 820 relate to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis and are effective for fiscal years beginning after December 31, 2008. The Company adopted ASC 820 as of January 1, 2008, with the exception of the application of this topic to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, the Company adopted the provisions of ASC 820 relating to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company had not applied the provisions of ASC 820 prior to January 1, 2009 included those measured at fair value in goodwill impairment testing and indefinite life intangible assets measured at fair value for impairment testing. Although the adoption of ASC 820 related to financial assets and financial liabilities did not materially impact its financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its financial statements. The Company has determined that there was no material impact of adopting the provisions of ASC 820 relating to non-recurring nonfinancial assets and nonfinancial liabilities on its financial condition, results of operations and cash flow.

ASC Topic 805-Business Combinations (“ASC 805”) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. On January 1, 2009, the Company adopted ASC 805. In addition, the Company determined that there was no material impact of the adoption of ASC 805 on its consolidated financial results of operations and financial condition.

ASC 810 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted the provisions of ASC 810 on January 1, 2009 and as a result reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the sellers related to the Company’s acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and September 30, 2009, as equity. Prior to January 1, 2009, the Company classified this ownership interest as “Non-controlling interest” in its condensed consolidated balance sheets. The Company determined that the adoption of the other provisions of ASC 810 did not have a material impact on its consolidated results of operations and financial condition.

In March 2008, the FASB expanded the current disclosure framework in ASC 815. This amendment requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The expanded disclosure framework provisions of ASC 815 are effective prospectively for periods beginning on or after November 15, 2008. On January 1, 2009, the Company adopted these provisions and determined that, other than the additional disclosures related to its interest rate swap the Company is now required to make, the adoption of the expanded disclosure framework in ASC 815 did not have a material impact on its consolidated financial statements.

In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350-Intangibles-Goodwill and Other (“ASC 350”). In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in ASC Section 350-30-35-Determining the Useful Life of an Intangible Asset. In addition, the amendment to ASC 350 requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. The amended requirements of ASC 350 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. On January 1, 2009, the Company adopted the amended requirements of ASC 350 noted above. The adoption of these requirements did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB amended the guidance in ASC 815 regarding evaluating whether an instrument involving a contingency is considered indexed to an entity’s own stock. The amended guidance in ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 815-10-15-74(a) of ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The amended guidance in ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception provided for in paragraph ASC 815-10-15-74(a). The Company’s 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) are subject to the amended guidance in ASC 815 since the notes are indexed to the Company’s own stock and are convertible, under certain circumstances, into common stock at a specified conversion rate. Based on the Company’s analysis of the Notes under ASC 815 and other related guidance, the Company concluded that the embedded conversion option qualifies for the scope exception in paragraph ASC 815-10-15-74(a) because it is both (1) indexed to the Company’s own stock because all of the triggering conversion events are contingencies that are not based on an observable market or an observable index and that the only variables that affect the settlement amount of the conversion in each case would be inputs to the fair value of a fixed-for-fixed option on equity shares as they relate to stock price and (2) would be classified in stockholders’ equity if it were a freestanding instrument. The Notes including the embedded conversion option are classified as a liability in the accompanying condensed consolidated balance sheets. ASC 815 requires issuers of convertible notes that protect holders from declines in the issuer’s stock price (“down-round” protection) to account for these instruments as derivatives. The Notes do not contain any “down-round” protection, therefore the adoption of the amended guidance in ASC 815 as of January 1, 2009 did not impact the Company’s consolidated financial statements.

In April 2009, FASB amended the provisions of ASC 805 related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. No subsequent accounting guidance is provided in the amended guidance, and the FASB expects an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The amended provisions of ASC 805 noted above are effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has determined that the adoption of the amended provisions of ASC 805 did not have a material impact on its consolidated financial statements.

On April 9, 2009, FASB provided additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. In addition, this supplemental guidance includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the supplemental guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The supplemental guidance in ASC 820 described above is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted. The Company adopted the supplemental guidance in ASC 820 beginning with the quarterly period ended June 30, 2009 and determined that the adoption of this guidance did not have a material impact on its consolidated financial statements.

On April 9, 2009, FASB amended ASC Topic 825-Financial Instruments (“ASC 825”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends ASC Topic 270-Interim Reporting to require those disclosures in summarized financial information at interim reporting periods. The amended requirements of ASC 825 described above are effective for interim reporting periods ending after June 15, 2009. The Company adopted the amended requirements of ASC 825 beginning with the quarterly period ended June 30, 2009 and determined that, other than the additional disclosures related to the fair value of financial instruments the Company is now required to make, the adoption of the amended requirements of ASC 825 did not have a material impact on its consolidated financial statements.

ASC 855-Subsequent Events (“ASC 855”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period and circumstances during and under which an entity should evaluate events or transactions occurring after the balance sheet date for potential recognition and disclosure in the financial statements. ASC 855 also provides guidance regarding the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the provisions of ASC 855 beginning with the quarterly period ended June 30, 2009 in accordance with ASC 855’s effective date and the effects of subsequent events have been evaluated by the Company through the date on which this report on Form 10-Q for the quarterly period ended September 30, 2009 was filed. The adoption of ASC 855 impacts only disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01-Generally Accepted Accounting Principles (“ASU 2009-01”). FASB issued ASU 2009-01 (ASC Topic 105) to establish the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP and to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 does not affect the rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 beginning with the quarterly period ended September 30, 2009 and determined that the adoption of ASU 2009-01 did not have an impact on its consolidated financial statements because it only codifies existing non-SEC accounting literature.

In August 2009, the FASB issued ASU 2009-05-Measuring Liabilities at Fair Value (“ASU 2009-05”), an amendment of ASC 820. ASU 2009-05 addresses practice difficulties caused by the tension between fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using valuation techniques that incorporate: (1) the quoted price of the identical liability when the liability is traded as an asset; (2) quoted prices for similar liabilities or similar liabilities when the liabilities are traded as assets; or (3) other valuation techniques that are consistent with the principles of ASC 820 (e.g. a present value technique based on the income approach). The guidance provided in ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009. The Company adopted the provisions of ASU 2009-05 beginning with the quarterly period ended September 30, 2009 and determined that the adoption of ASU 2009-05 did not have an impact on its consolidated financial statements.

3. Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2009:

		Fair Value Measurement at September 30, 2009 Using
	Total Carrying Value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$(930,470)	$—	$(930,470)	$—

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

4. Other Receivables

At December 31, 2008 and September 30, 2009, insurance premiums of approximately $2.4 million and $2.9 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying condensed consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at September 30, 2009 were approximately $2.0 million, of which approximately $619,000 was classified as “Other receivables” and approximately $1.4 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2008 was approximately $1.4 million, of which approximately $446,000 was classified as “Other receivables” and approximately $1.0 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheet.

5. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2008	September 30, 2009
Prepaid payroll	$2,703,503	$2,475,321
Prepaid insurance	3,381,451	3,725,945
Prepaid taxes	3,978,742	3,999,223
Prepaid rent	737,847	785,237
Provider advances	285,020	141,865
Prepaid maintenance agreements and copier leases	608,075	546,477
Prepaid bus tokens and passes	1,133,290	807,072
Prepaid commissions and brokerage fees	548,446	633,502
Interest receivable—certificates of deposit	694,852	852,742
Other	1,306,413	1,940,123

Total prepaid expenses and other	$15,377,639	$15,907,507

6. Acquisitions and Goodwill

The following acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The cost of this acquisition has been allocated to the assets and liabilities acquired based on an evaluation of their respective fair values.

Effective September 30, 2008, the Company acquired all of the equity interest in AmericanWork, Inc. (“AW”), a community based mental health provider operating in 19 Georgia locations as of September 30, 2009. AW provides, among other things, independent living services and training in support of individuals with mental illness, outpatient individual and group behavioral health services, and community based vocational and peer supported vocational and employment services. The total purchase price consisted of cash in the amount of approximately $3.5 million, with approximately $3.0 million paid by the Company at closing on October 14, 2008 and the balance held by the Company for one year to secure potential indemnity obligations. In April 2009, the purchase price adjustment as provided for in the associated purchase agreement was finalized resulting in an additional amount payable by the Company of approximately $270,000, which the Company paid to the seller on April 14, 2009. In addition, the Company paid amounts to the seller during the three months ended September 30, 2009 totaling approximately $196,000 for tax related items. The Company believes this acquisition enhances its community based social services offering, expands its presence in Georgia, and further positions the Company for growth. The purchase price and the additional amount resulting from the final working capital adjustment was funded by cash generated from the Company’s operations.

The following represents the Company’s allocation of the purchase price.

Consideration:
Cash	$3,441,048
Due to former shareholder	525,000
Estimated cost of acquisition	59,790

$4,025,838

Allocated to:
Goodwill	$1,045,620
Intangibles	1,387,441
Fixed assets	528,989
Working capital	944,979
Other assets	118,809

$4,025,838

Currently, the above goodwill is expected to be tax deductible.

Goodwill

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balance at December 31, 2008	$17,585,055	$95,185,511	$112,770,566
AW working capital true-up and other adjustments	554,078	—	554,078
WCG foreign currency adjustments	242,081	—	242,081
Camelot Community Care, Inc. additional acquisition costs	1,151	—	1,151
Safecar Services, LLC acquisition cost	—	29,478	29,478

Balance at September 30, 2009	$18,382,365	$95,214,989	$113,597,354

7. Long-Term Obligations

	December 31, 2008	September 30, 2009
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	$618,680	$618,680
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010	1,800,000	1,800,000
5.85% secured, note payable, interest and principal payable monthly beginning January 2009 through September 2009	989,925	—
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% (effective rate of 6.76% at September 30, 2009) through December 2012	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly (as described below) through December 2013	164,350,000	154,618,750

	237,758,605	227,037,430
Less current portion	14,264,925	18,637,430

	$223,493,680	$208,400,000

The carrying amount of the long-term obligations approximated its fair value at December 31, 2008 and September 30, 2009. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

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

•

amend certain financial covenants to change the requirements to a level where the Company met the requirements for the fourth quarter of 2008 and the first three quarters of 2009, and the Company believes it will meet the requirements for the remainder of 2009;

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

In exchange for the amendments described above, the Company paid an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in the accompanying consolidated balance sheet at September 30, 2009. In addition, in connection with this transaction, the Company incurred fees and expenses of approximately $2.0 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.7 million and “Interest expense” in the amount of approximately $348,000 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

8. Interest Rate Swap

In February 2008, the Company entered into an interest rate swap to convert a portion of its floating rate long-term debt expense to fixed rate debt expense. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. Under the swap agreement, the Company will pay 3.026% and receive three-month LIBOR on a notional amount of $86.5 million through February 2010. The Company designated the interest rate swap as a cash flow hedge under ASC 815. Prior to Amendment No. 1 to the Credit Agreement described in note 7, the Company anticipated that it would not be in compliance with certain financial covenants as of December 31, 2008. As a result, during the first quarter of 2009, the Company’s long-term debt was converted from a LIBOR Loan to a Base Rate Loan in accordance with the terms of the Credit Agreement beginning February 27, 2009 through April 1, 2009. The swap was de-designated and all changes in the fair value of the swap from the last effective date (January 31, 2009) were recognized in earnings. Additionally, the balance in other comprehensive income at January 31, 2009 will be recognized to income ratably through the maturity date of the swap in February 2010. On March 31, 2009, the swap was re-designated as a cash flow hedge under ASC 815 and beginning April 2, 2009 the Company’s long-term debt was converted from a Base Rate Loan to a LIBOR Loan. The swap’s effectiveness is evaluated monthly and effective gains and losses are accumulated in other comprehensive income until the hedged interest expense is accrued.

The fair value amounts in the consolidated balance sheet at September 30, 2009, related to the Company’s interest rate swap were as follows:

	Liability Derivatives
	September 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815

Interest rate contracts	Current portion of interest rate swap	$930,470

Total derivatives designated as hedging instruments under ASC 815		930,470

Total derivatives		$930,470

The derivative gains and losses in the condensed consolidated statement of operations for the nine months ended September 30, 2009, related to the Company’s interest rate swap were as follows:

Derivatives in ASC 815 cash flow hedging relationships	Pretax loss recognized in Other Comprehensive Income on effective portion of derivative	Pretax loss on effective portion of derivative in Accumulated Other Comprehensive Loss		Ineffective portion of loss on derivative and amount excluded from effectiveness testing recognized in income
	Amount	Location	Amount	Location	Amount
Interest rate contract	$35,475	Interest expense	$960,876	Interest expense	$166,601

Derivatives not designated as hedging instruments under ASC 815				Location of amounts recognized in income on derivative	Amount of loss recognized in income on derivative
Interest rate contract				Interest expense	$127,381

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

Social Services. Social Services includes government sponsored social services consisting of home and community based counseling, foster care and not-for-profit management services. Through Social Services the Company provides services to a common customer group, principally individuals and families. All of the operating entities within Social Services follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. The Company manages the activities of Social Services by actual to budget comparisons within each operating entity rather than by comparison between entities. The Company’s budget related to Social Services is prepared on an entity-by-entity basis which represents the aggregation of individual location operating budgets within each Social Services entity and is comprised of:

•	Payer specific revenue streams based upon contracted amounts;

•	Payroll and related employee expenses by position corresponding to the contracted revenue streams; and

•	Other operating expenses such as facilities costs, employee training, mileage and communications in support of operations.

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

While the Company’s chief operating decision maker evaluates performance in comparison to budget based on the operating results of the individual operating entities within Social Services, the operating entities are aggregated into one reporting segment for financial reporting purposes because the Company believes that the operating entities exhibit similar long term financial performance. In conjunction with the financial performance trends, the Company believes the similar qualitative characteristics of the operating entities it aggregates within Social Services and budgetary constraints of the Company’s payers in each market provide a foundation to conclude that the entities that the Company aggregates within Social Services have similar economic characteristics. Thus, the Company believes the economic characteristics of its operating entities within Social Services meet the criteria for aggregation into a single reporting segment under ASC Topic 280, “Segment Reporting”.

NET Services. NET Services includes managing the delivery of non-emergency transportation services. The Company operates NET Services as a separate division of the Company with operational management and service offerings distinct from the Company’s Social Services operating segment. Financial and operating performance reporting is conducted at a contract level and reviewed weekly at both the operating entity level as well as the corporate level by the Company’s chief operating decision maker. Gross margin performance of individual contracts is consolidated under the associated operating entity and direct general and administrative expenses are allocated to the operating entity.

Corporate. Corporate includes corporate accounting and finance, information technology, internal audit, employee training, legal and various other overhead costs, all of which are directly allocated to the operating segments.

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

The following table sets forth certain financial information attributable to the Company’s business segments for the three and nine months ended September 30, 2008 and 2009. In addition, none of the segments have significant non-cash items other than depreciation and amortization in reported income.

	For the three months ended September 30, 2008
	Social Services (c)(d)	NET Services (e)	Corporate (a)	Consolidated Total
Revenues	$72,684,881	$94,312,157	$—	$166,997,038

Depreciation and amortization	$1,358,174	$1,815,280	$—	$3,173,454

Operating loss	$(30,666,157)	$(107,406,902)	$—	$(138,073,059)

Net interest expense (income)	$(128,874)	$4,832,309	$—	$4,703,435

Capital expenditures	$464,028	$757,667	$291,136	$1,512,831

	For the three months ended September 30, 2009
	Social Services (c)	NET Services	Corporate (a)	Consolidated Total
Revenues	$82,184,356	$124,638,425	$—	$206,822,781

Depreciation and amortization	$1,969,184	$1,596,427	$—	$3,565,611

Operating income	$2,741,440	$7,050,389	$—	$9,791,829

Net interest expense (income)	$(55,594)	$5,217,164	$—	$5,161,570

Capital expenditures	$150,700	$575,486	$107,345	$833,531

	For the nine months ended September 30, 2008
	Social Services (c)(d)	NET Services (e)	Corporate (a)(b)	Consolidated Total
Revenues	$229,118,018	$284,534,803	$34,036	$513,686,857

Depreciation and amortization	$4,078,554	$5,580,687	$—	$9,659,241

Operating income (loss)	$(18,672,398)	$(98,358,708)	$34,036	$(116,997,070)

Net interest expense (income)	$(503,377)	$14,603,094	$—	$14,099,717

Total assets	$181,899,136	$215,169,062	$15,312,007	$412,380,205

Capital expenditures	$1,140,877	$2,038,406	$408,747	$3,588,030

	For the nine months ended September 30, 2009
	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$255,098,212	$330,268,680	$—	$585,366,892

Depreciation and amortization	$4,949,918	$4,796,449	$—	$9,746,367

Operating income	$19,183,029	$19,624,361	$—	$38,807,390

Net interest expense (income)	$(131,239)	$15,826,552	$—	$15,695,313

Total assets	$150,498,103	$220,012,762	$24,514,635	$395,025,500

Capital expenditures	$992,314	$1,282,158	$516,209	$2,790,681

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of September 30, 2008 and 2009 include cash totaling approximately $13.0 million and $21.6 million, notes receivable totaling approximately $333,000 and $0, property and equipment totaling approximately $1.2 million and $1.6 million, and other assets of approximately $745,000 and $476,000, respectively. In addition, corporate assets as of September 30, 2009 included prepaid expenses totalling approximately $796,000.
(c)	Excludes intersegment revenues of approximately $182,000 and $137,000 for the three months ended September 30, 2008 and 2009, respectively, and $182,000 for the nine months ended September 30, 2008 and 2009 that have been eliminated in consolidation.
(d)	Includes a non cash impairment charge to goodwill of approximately $34.0 million for the three and nine months ended September 30, 2008.
(e)	Includes a non cash impairment charge to goodwill and certain intangible assets of approximately $96.0 million and $11.0 million, respectively.

10. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the nine months ended September 30, 2009, the Company granted a total of 170,000 ten-year options under its 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to a non-employee director of its board of directors, an executive officer and certain key employees. The option exercise price for all options granted ranged from $1.55 to $13.07 and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the options granted during the nine months ended September 30, 2009 totaled $11.20 per share.

The Company granted a total of 2,000 shares of restricted stock to a non-employee director of its board of directors during the nine months ended September 30, 2009. The award vests in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of this award totaled $13.07 per share.

At December 31, 2008 and September 30, 2009, there were 13,462,356 and 13,503,259 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2008 and September 30, 2009) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a gain of approximately $1.5 million for the nine months ended September 30, 2009. In addition, other comprehensive income included an aggregate gain of approximately $553,000, net of tax, which resulted from the accounting for the Company’s interest rate swap and the impact of the de-designation of the swap (as more fully described in note 8 above) for the nine months ended September 30, 2009.

The components of comprehensive (loss) income, net of taxes, for the three and nine months ended September 30, 2008 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September
	2008	2009	2008	2009
Net (loss) income	$(140,794,194)	$4,447,924	$(133,652,083)	$15,574,914

Other comprehensive income:
Change related to derivative, net of income tax (A)	(152,056)	192,709	111,515	552,548
Foreign currency translation adjustments	(584,212)	869,848	(1,202,999)	1,518,689

Total other comprehensive (loss) income	(736,268)	1,062,557	(1,091,484)	2,071,237

Total comprehensive (loss) income	$(141,530,462)	$5,510,481	$(134,743,567)	$17,646,151

(A)	For the three months ended September 30, 2008 and 2009, the change in fair value of the interest rate swap was net of a tax benefit of approximately $105,000 and provision of $131,000, respectively. For the nine months ended September 30, 2008 and 2009, the change in fair value of the interest rate swap was net of a tax provision of approximately $77,000 and $373,000, respectively.

The following table reflects changes in common stock, additional paid-in capital, non-controlling interest and accumulated other comprehensive loss for the nine months ended September 30, 2009:

	Common Stock		Additional Paid-In	Non- Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Interest	Loss
Balance at December 31, 2008	13,462,356	$13,462	$169,698,598	$7,266,493	$(4,449,547)
Stock-based compensation	—	—	180,585	—	—
Exercise of employee stock options, including net tax benefit of $48,194	29,400	29	121,106	—	—
Change in fair value of derivative and impact of de- designation, net of income tax of $372,853	—	—	—	—	552,548
PSC of Canada Exchange Corp. shares exchanged	11,503	12	305,944	(305,956)	—
Foreign currency translation adjustments	—	—	—	—	1,518,689

Balance at September 30, 2009	13,503,259	$13,503	$170,306,233	$6,960,537	$(2,378,310)

11. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Numerator:
Net (loss) income available to common stockholders, basic and diluted	$(140,794,194)	$4,447,924	$(133,652,083)	$15,574,914

Denominator:
Denominator for basic earnings per share — weighted-average shares	12,600,257	13,132,920	12,523,255	13,122,827
Effect of dilutive securities:
Common stock options and restricted stock awards	—	85,508	—	76,671

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	12,600,257	13,218,428	12,523,255	13,199,498

Basic (loss) earnings per share	$(11.17)	$0.34	$(10.67)	$1.19

Diluted (loss) earnings per share	$(11.17)	$0.34	$(10.67)	$1.18

The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2009 as it would have been antidilutive.

12. Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2009 was 3.9% and 32.6%, respectively. For the three and nine months ended September 30, 2009, the Company’s effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of the Company’s tax provision from the filing of its 2008 United States federal and state tax returns, partially offset by state income taxes, net of federal benefit and other non-deductible expenses. The $1.4 million true up was primarily attributable to a change in the Company’s blended state tax rate, a deduction for state taxes on the federal return, and a true up of state net operating losses.

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2008 was 1.4% and (1.9)%, respectively. For the three and nine months ended September 30, 2008, the Company’s effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the estimated $130.0 million goodwill impairment charge, the majority of which is not deductible for income tax purposes as the goodwill is related to the Company’s acquisition of the equity interest in several businesses.

13. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $273,000 and $416,000 at December 31, 2008 and September 30, 2009, respectively.

The Company may be obligated to pay an amount up to $650,000 to the sellers under an earn out provision pursuant to a formula specified in an asset purchase agreement dated July 1, 2009 by which the Company acquired certain assets of an entity located in California. The earn out payment as such term is defined in the asset purchase agreement, if earned, will be paid in cash. If the contingency is resolved in accordance with the related provisions of the asset purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration issued as an additional cost to acquire the associated assets, which will be charged to earnings.

14. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $381,000 and $225,000 for the nine months ended September 30, 2008 and 2009, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2008 and September 30, 2009 were approximately $448,000 and $322,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for approved business travel purposes on an as needed basis subject to a joint operating agreement and regulated by Federal Aviation Administration Code of Federal Regulations 91:501. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company currently pays a flat fee of $9,000 per month plus incidental costs such as fuel and landing fees. For the nine months ended September 30, 2008 and 2009, the Company expensed amounts related to Las Montanas Aviation, LLC of approximately $18,000 and $100,000, respectively, for use of the airplane for business travel purposes. The plane is available for use related to the Company’s business only when commercial flights are not practical. During the first nine months of 2009, the Company utilized the plane 12 times. The logged hours for these trips totaled 27 for an aggregated cost of approximately $100,000. By comparison, other aviation charter businesses would have charged the Company approximately $146,000 for a comparable schedule.

15. Subsequent Events

On October 7, 2009, the Company’s board of directors authorized a voluntary prepayment on the term loan under the Amended Credit Agreement of $20.0 million. The prepayment will be made in two installments; the first of which, in the amount of $15.0 million, was made on October 9, 2009 and the second installment in the amount of $5.0 million is anticipated to be paid on November 9, 2009. If this prepayment had occurred on September 30, 2009, the balance of the Company’s term loan would have been approximately $134.6 million on that date. Including the Notes, the Company’s total debt at September 30, 2009 on a pro forma basis would have been approximately $207.0 million. The effects of subsequent events have been evaluated by the Company through the date on which this report on Form 10-Q for the quarterly period ended September 30, 2009 was filed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2009 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2008.

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

We have implemented several strategic options to enhance stockholder value such as growing our core social services business, reducing corporate and client service costs as a percentage of revenue and reducing our debt. As a result, we have accomplished the following:

•

Growing our core social services and non-emergency transportation management services businesses. In February 2009, we were awarded a U.S. $16.4 million three-year contract in Canada to operate a work force development program for returning veterans and two new annual contracts in California (aggregating $2.5 million per year) to operate adult mental health wellness centers. In addition, in April 2009, we were awarded a five year contract in the state of New Jersey to provide non-emergency transportation services. Our client census (including direct and managed clients) of over 74,000 as of September 2009 remained relatively constant as compared to the number of clients we served as of September 2008.

•

Reducing corporate and client costs as a percentage of revenue. We have taken several steps to increase our profitability by decreasing our operating expenses. We implemented an across-the-board wage freeze and made reductions in vacation, sick and holiday pay effective as of January 1, 2009; health care benefit reductions were made effective as of July 1, 2009; we have reduced our workforce in Pennsylvania, North Carolina and Canada; and, in selected markets, we have decreased the use of fixed-salaried personnel in favor of hourly employees.

•

Reducing our debt. In March 2009, we amended our credit agreement with CIT to change certain of our financial covenant requirements with respect to such debt to a level where we believe we will continue to meet our covenant requirements for the foreseeable future without regard to the sale of any assets. In addition, in October 2009, our board of directors authorized a total voluntary prepayment on the term loan under the amended credit agreement with CIT in the amount of $20.0 million, of which $15.0 million was paid by us on October 9, 2009 and the balance is anticipated to be paid on November 9, 2009.

Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality of service to our clients and provide much needed products to state and local governments. Our goal is to be the primary provider of choice to the social services industry.

As of September 30, 2009, we provided social services directly and through the entities we manage to approximately 74,000 clients, and had 7.3 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from 427 locations in 42 states, the District of Columbia and British Columbia.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility with CIT, which provides funding for general corporate purposes and acquisitions.

FASB Codification Discussion

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB establishes accounting principles generally accepted in the United States, or GAAP, that we follow. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification does not change how we account for our transactions or the nature of related disclosures made. In addition, the Codification does not replace or affect authoritative accounting and reporting guidance issued by the Securities and Exchange Commission, or SEC, or its staff for public companies in their filings with the SEC. However, when referring to guidance issued by the FASB, we refer to topics in the ASC rather than FASB Statements or EITF consensuses, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this report on Form 10-Q to reflect the guidance in the Codification.

Critical accounting estimates

In preparing our financial statements in accordance with GAAP, we are required to make estimates and judgments that affect the amounts reflected in our financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

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

As of September 30, 2009, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

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

Social Services

Social Services includes government sponsored social services consisting of home and community based counseling, foster care and not-for-profit management services. Our operating entities within Social Services provide services to a common customer group, principally individuals and families. All of our operating entities within Social Services follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. We manage our operating activities within Social Services by actual to budget comparisons within each operating entity rather than by comparison between entities.

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

Our chief operating decision maker regularly reviews financial and non-financial information for each individual entity within Social Services. While financial performance in comparison to budget is evaluated on an entity-by-entity basis, our operating entities comprising Social Services are aggregated into one reporting segment for financial reporting purposes because we believe that the operating entities exhibit similar long term financial performance. In addition, our revenues, costs and contribution margins are not significantly affected by allocating more or less resources to individual operating entities within Social Services because the economic characteristics of our business are substantially dependent upon individualized market demographics which affect the amount and type of services in demand as well as our cost structure (primarily payroll and related costs) and contract rates with payers. In conjunction with the financial performance trends, we believe the similar qualitative characteristics of the operating entities we aggregate within Social Services and budgetary constraints of our payers in each market provide a foundation to conclude that the entities that we aggregate within Social Services have similar economic characteristics. Thus, we believe the economic characteristics of our operating entities within Social Services meet the criteria for aggregation into a single reporting segment under ASC Topic 280-Segment Reporting.

NET Services

NET Services includes managing the delivery of non-emergency transportation services. We operate NET Services as a separate division with operational management and service offerings distinct from our Social Services operating segment. Financial and operating performance reporting is conducted at a contract level and reviewed weekly at both the operating entity level as well as the corporate level by our chief operating decision maker. Gross margin performance of individual contracts is consolidated under the associated operating entity and direct general and administrative expenses are allocated to the operating entity.

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenues:
Home and community based services	35.7%	33.5%	37.2%	37.0%
Foster care services	4.5	4.4	4.3	4.7
Management fees	3.3	1.8	3.1	1.9
Non-emergency transportation services	56.5	60.3	55.4	56.4

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	35.7	33.1	35.7	35.0
Cost of non-emergency transportation services	54.6	55.1	51.5	51.0
General and administrative expense	6.1	5.4	6.2	5.7
Asset impairment charge	84.4	—	27.5	—
Depreciation and amortization	1.9	1.7	1.9	1.7

Total operating expenses	182.7	95.3	122.8	93.4

Operating (loss) income	(82.7)	4.7	(22.8)	6.6

Non-operating expense (income):
Interest expense (income), net	2.8	2.5	2.7	2.6

(Loss) income before income taxes	(85.5)	2.2	(25.5)	4.0
(Benefit) provision for income taxes	(1.2)	0.1	0.5	1.3

Net (loss) income	(84.3)%	2.1%	(26.0)%	2.7%

Overview of our results of operations for the three and nine months ended September 30, 2009

Our financial results for the three months ended September 30, 2009 were positively impacted by our efforts to reduce costs that included an across-the-board wage freeze, reductions in vacation, sick and holiday pay, suspension of executive salary parity recommendations for 2009 made by an independent executive compensation consultant, workforce reductions in Pennsylvania, North Carolina and Canada, and, in selected markets, decreased use of fixed-salaried personnel in favor of hourly employees. For the three months ended September 30, 2009, utilization of our education and other school-based programs increased significantly compared to the utilization levels in 2008. For the nine months ended September 30, 2009, we saw our payer environment begin to stabilize in our social services markets supported by the favorable reaction to the passage of the Children’s Health Insurance Program Reauthorization Act (signed into law in February 2009), the American Recovery and Reinvestment Act of 2009, and a Federal court decision that permanently enjoined the State of California from making Medicaid rate reductions.

With respect to our NET Services operating segment, membership increases related to new and existing contracts and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs resulted in increased revenue for the three and nine months ended September 30, 2009. This coupled with lower utilization due to membership increases under existing contracts and/or new contracts, continued and enhanced gate-keeping review process, as well as new favorable fiscal year negotiated rates for both State and HMO lines of businesses resulted in improved operating margin for the three and nine months ended September 30, 2009. In addition, our ability to gain operating efficiencies by leveraging existing infrastructure and back-office support to provide services under new contracts has also contributed to increased operating margin for the three and nine months ended September 30, 2009.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenues

	Three Months Ended September 30,		Percent change
	2008	2009
Home and community based services	$59,654,117	$69,332,645	16.2%
Foster care services	7,493,743	9,161,992	22.3%
Management fees	5,537,021	3,689,719	-33.4%
Non-emergency transportation services	94,312,157	124,638,425	32.2%

Total revenues	$166,997,038	$206,822,781	23.8%

Home and community based services. The acquisition of AmericanWork, Inc, or AW, in September 2008 added approximately $3.7 million to home and community based services revenue for the three months ended September 30, 2009 as compared to the same three month period in 2008.

Excluding the business acquisition noted above, our home and community based services provided additional revenue of approximately $6.0 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This increase was primarily due to the net effect of client volume increases in new and existing locations and rate increases for services provided.

Foster care services. The acquisition of substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc., or CCC, in September 2008 added approximately $3.0 million to foster care services revenue for the three months ended September 30, 2009 as compared to the same three month period one year ago. Partially offsetting the increase in foster care services revenue for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was the impact of our exit from the foster care market in Kentucky in January 2009 and various state foster care program restructurings which resulted in a decrease in foster care services revenue of approximately $1.3 million. We continuously recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $52.4 million for the three months ended September 30, 2009 as compared to $61.6 million for the same three month period last year. The decrease of approximately $1.8 million in management fees for the three month period ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily attributable to the acquisition of assets from CCC (a managed entity) in September 2008 and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009.

Non-emergency transportation services. We generated all of our non-emergency transportation services revenue for the three months ended September 30, 2008 and 2009 through our NET Services operating segment. The increase in non-emergency transportation services revenue for the three months ended September 30, 2009 as compared to the same three month period one year ago was due to additional membership related to new contracts, in particular the July 1, 2009 start-up of the New Jersey Medicaid contract which accounted for approximately 425,000 new members and approximately $17.6 million in additional revenue, membership increases under existing contracts and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for the three months ended September 30, 2008 and 2009:

	Three months ended September 30,		Percent change
	2008	2009
Payroll and related costs	$42,306,846	$47,459,997	12.2%
Purchased services	8,616,810	8,973,950	4.1%
Other operating expenses	8,343,765	11,867,908	42.2%
Stock-based compensation	272,644	108,020	-60.4%

Total client service expense	$59,540,065	$68,409,875	14.9%

Payroll and related costs. Our payroll and related costs increased for the three months ended September 30, 2009 as compared to the same three month period one year ago, as we added new direct care providers, administrative staff and other employees to support our growth. In addition, we added over 300 new employees in connection with the purchase of assets from CCC and the acquisition of AW, which resulted in an increase in payroll and related costs of approximately $3.0 million in the aggregate for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Additionally, we recorded a bonus accrual for executive management and key employees for the three months ended September 30, 2009 totaling approximately $649,000. As a percentage of revenue, excluding NET Services revenue, payroll and related costs decreased from 58.2% for the three months ended September 30, 2008 to 57.7% for the three months ended September 30, 2009 due to our revenue growth, which outpaced the growth in payroll and related costs.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. For the three months ended September 30, 2009, use of purchased services increased by approximately $357,000 as compared to the same three month period in 2008. The increase in purchased services for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily related to increases in foster parent payments amounting to approximately $520,000. Significant increases in foster parent payments were attributable to the assets acquired from CCC in September 2008. The foster parent payment increases were partially offset by decreases in out-of-home placement charges. As a percentage of revenue, excluding NET Services revenue, purchased services decreased from 11.9% for the three months ended September 30, 2008 to 10.9% for the three months ended September 30, 2009 primarily due to the growth of revenue streams that do not depend on third-party purchased services.

Other operating expenses. The assets acquired from CCC and the acquisition of AW in September 2008 added approximately $891,000 to other operating expenses for the three months ended September 30,

2009 as compared to the three months ended September 30, 2008. Further, for the three months ended September 30, 2009, other operating expenses such as mileage, participant support related expenses, professional fees, minor equipment and temporary labor increased as compared to the same prior year period due to the growth in the number of clients serviced in existing markets. Additionally, we reserved for certain accounts receivable related to our operations in North Carolina (where the State is paying current receivables but we believe the State’s ongoing budget challenges are influencing its decision not to pay older receivables), which resulted in an increase in other operating expenses of approximately $624,000 for the three months ended September 30, 2009 as compared to same prior year period. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 14.4% for the three months ended September 30, 2009 from 11.5% for the three months ended September 30, 2008 due to the growth in the number of clients serviced in existing markets where other operating expenses incurred have increased under various cost based service contracts.

Stock-based compensation. Stock-based compensation of approximately $108,000 for the three months ended September 30, 2009 represents the amortization of the fair value of stock options awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan. All stock-based compensation expense for non-corporate employees for the three months ended September 30, 2009 was expensed as part of client service expense. Of the total stock-based compensation expense of approximately $913,000 for the three months ended September 30, 2008, approximately $273,000 was expensed as part of client service expense and the remainder as general and administrative expense.

On December 30, 2008, the Compensation Committee of our board of directors, or Committee, approved the acceleration of vesting of all unvested stock-based awards outstanding on that day. The acceleration of vesting of all unvested stock-based awards in 2008 eliminated stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 and accounted for the decrease in stock-based compensation expense for the three months ended September 30, 2009 as compared to the same three month period one year ago.

Cost of non-emergency transportation services.

	Three months ended September 30,		Percent Change
	2008	2009
Payroll and related costs	$10,222,024	$14,243,572	39.3%
Purchased services	76,250,412	94,485,976	23.9%
Other operating expenses	4,678,632	5,118,372	9.4%

Total client service expense	$91,151,068	$113,847,920	24.9%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for the three months ended September 30, 2009 as compared to the same three month period in 2008 was due to the addition of administrative staff and other employees to support our growth, the largest of which related to the opening on July 1, 2009 of our Edison, New Jersey Call Center in support of our new Medicaid contract. In addition, we accrued bonuses for executive management and key employees of our NET Services operating segment in the aggregate amount of approximately $852,000, which also contributed to an increase in payroll and related costs for the three months ended September 30, 2009 as compared to same three month period one year ago. As a percentage of NET Services revenue, payroll and related costs increased from 10.8% for the three months ended September 30, 2008 to 11.4% for the three months ended September 30, 2009 primarily due to the bonus accrual partially offset by our ability to leverage existing infrastructure and back-office support (e.g., claims processing, provider credentialing and corporate function) to provide services under new contracts.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. For the three months ended September 30, 2009, purchased transportation costs increased due to services provided under new contracts as compared to the three months ended September 30, 2008. As a percentage of NET Services revenue, purchased services decreased from approximately 80.8% for the three months ended September 30, 2008 to approximately 75.8% for the three months ended September 30, 2009. This decrease was attributed to lower than expected utilization relative to membership increases under existing contracts and/or new contracts, continued and enhanced gate-keeping review process, as well as new favorable fiscal year negotiated rates for services purchased by both State and HMO contractors. These factors provided higher margins and lower purchased services percentages during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Other operating expenses. Other operating expenses of our NET Services operating segment as a percentage of NET Services revenue decreased from 5.0% for the three months ended September 30, 2008 to 4.1% for the same current year three month period. The decrease is mostly attributable to our ability to leverage existing infrastructure and back-office support to provide services under new contracts.

General and administrative expense.

Three months ended September 30,		Percent change
2008	2009
$10,205,510	$11,207,546	9.8%

Payroll and related costs increased for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 by approximately $1.0 million primarily due to a bonus accrual for executive management and key employees totaling approximately $1.1 million, partially offset by modifications of our management services arrangements with managed entities that resulted in a reduction in employees in response to renegotiated management services fees. Contributing to a further increase in general and administrative expense was the impact of our acquisition of the assets of CCC and the acquisition of AW in September 2008, which accounted for an increase of approximately $414,000 in general and administrative expenses related to facilities management for the three months ended September 30, 2009 as compared to the same three month period last year.

Partially offsetting the increases in general and administrative expense was the effect of the acceleration of vesting of all unvested stock-based awards as of December 30, 2008. Stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 was eliminated and, as a result, general and administrative expense for the three months ended September 30, 2009 decreased by approximately $630,000 as compared the same prior year period. As a percentage of revenue, general and administrative expense decreased from 6.1% for the three months ended September 30, 2008 to 5.4% for the three months ended September 30, 2009 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution and the decrease in stock-based compensation expense noted above.

Asset impairment charge

During the three months ended September 30, 2008, we experienced a significant decline in market capitalization. In addition, uncertainty in the state payer environment as well as the impact of related budgetary decisions contributed to a decrease in our financial results of operations for the three months ended September 30, 2008. We determined that these factors indicated an impairment loss related to goodwill. As a result, we initiated an analysis of the fair value of goodwill and determined that goodwill was impaired. Based on this determination, we recorded a non-cash charge of approximately $130.0 million based on a preliminary assessment. In addition to the goodwill impairment charge for the three months ended September 30, 2008, we recorded a non-cash charge of approximately $11.0 million to reduce the carrying value of customer relationships based on their estimated fair values.

Depreciation and amortization.

Three months ended September 30,		Percent change
2008	2009
$3,173,454	$3,565,611	12.4%

The increase in depreciation and amortization from period to period primarily resulted from the write-down of a management contract in the amount of approximately $458,000. As a percentage of revenues, depreciation and amortization decreased from approximately 1.9% for the three months ended September 30, 2008 to approximately 1.7% for the three months ended September 30, 2009 due to our revenue growth, which outpaced the purchase of property and equipment and the impact of lower amortization resulting from the asset impairment charge for 2008.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $227.0 million in principal amount at September 30, 2009 from $238.9 million in principal amount at September 30, 2008; however, effective March 11, 2009 (pursuant to the amendment to our credit and guaranty agreement with CIT), the interest rate related to our term loan increased from LIBOR plus 3.5% to LIBOR plus 6.5%. This resulted in a net increase in the associated interest expense of approximately $47,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The remaining increase in interest expense for the three months ended September 30, 2009 as compared to the same prior year period is largely attributable to increased interest expense associated with the interest rate swap.

Interest income. Interest income for the three months ended September 30, 2008 and 2009 was approximately $211,000 and $97,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for the three months ended September 30, 2009 was 3.9%. For the three months ended September 30, 2009, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns, partially offset by state income taxes, net of federal benefit and other non-deductible expenses. The $1.4 million true up was primarily attributable to a change in our blended state tax rate, a deduction for state taxes on the federal return, and a true up of state net operating losses.

Our effective tax rate from continuing operations for the three months ended September 30, 2008 was 1.4%. For the three months ended September 30, 2008, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the estimated $130.0 million goodwill impairment charge, the majority of which is not deductible for income tax purposes as the goodwill is related to our acquisition of the equity interest in several businesses.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Revenues

	Nine Months Ended September 30,		Percent change
	2008	2009
Home and community based services	$190,935,324	$216,524,664	13.4%
Foster care services	22,011,743	27,555,461	25.2%
Management fees	16,204,987	11,018,087	-32.0%
Non-emergency transportation services	284,534,803	330,268,680	16.1%

Total revenues	$513,686,857	$585,366,892	14.0%

Home and community based services. The acquisition of AW in September 2008 added approximately $10.6 million to home and community based services revenue for the nine months ended September 30, 2009 as compared to the same nine month period in 2008.

Excluding the acquisition of AW noted above, our home and community based services provided additional revenue of approximately $15.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase was primarily due to the net effect of client volume increases in new and existing locations, rate increases for services provided, reductions in funding from North Carolina, the loss of one contract in British Columbia during 2008, and implementation of managed care initiatives in Pennsylvania.

Foster care services. The acquisition of substantially all of the assets in Illinois and Indiana of CCC in September 2008 added approximately $9.0 million to foster care services revenue for the nine months ended September 30, 2009 as compared to the same nine month period one year ago. Partially offsetting the increase in foster care services revenue for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was the impact of our exit from the foster care market in Kentucky in January 2009 and various state foster care program restructurings, which resulted in a net decrease in foster care services revenue of approximately $3.5 million.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $164.8 million for the nine months ended September 30, 2009 as compared to $185.9 million for the same nine month period last year. The decrease of approximately $5.2 million in management fees for the nine month period ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily attributable to the acquisition of assets from CCC (a managed entity) in September 2008 and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009.

Non-emergency transportation services. The increase in non-emergency transportation services revenue was due to additional membership related to new contracts, in particular the start-ups of United Evercare-Hawaii on February 1, 2009, United Evercare Long Term-Arizona on June 1, 2009 and New Jersey State Medicaid on July 1, 2009, which accounted for in the aggregate approximately $24.3 million of additional revenue, membership increases under existing contracts and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for the nine months ended September 30, 2008 and 2009:

	Nine months ended September 30,		Percent change
	2008	2009
Payroll and related costs	$129,440,145	$145,398,891	12.3%
Purchased services	27,256,975	25,924,212	-4.9%
Other operating expenses	25,885,782	33,278,841	28.6%
Stock-based compensation	613,061	164,429	-73.2%

Total client service expense	$183,195,963	$204,766,373	11.8%

Payroll and related costs. Our payroll and related costs increased for the nine months ended September 30, 2009 as compared to the same nine month period one year ago, as we added new direct care providers, administrative staff and other employees or outside contractors to support our growth. In addition, we added over 300 new employees in connection with the purchase of assets from CCC and the acquisition of AW, which resulted in an increase in payroll and related costs of approximately $8.4 million in the aggregate for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. We also recorded a bonus accrual for executive management and key employees for the nine months ended September 30, 2009 totaling approximately $663,000. Partially offsetting the bonus accrual for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was a $400,000 discretionary management bonus that was paid during the nine months ended September 30, 2008 and charged to client services expense that was not paid during the same current year nine month period. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 56.5% for the nine months ended September 30, 2008 to 57.0% for the nine months ended September 30, 2009 due to the bonus accrual and the addition of new employees to support our growth.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. For the nine months ended September 30, 2009, use of these services decreased by approximately $3.1 million as compared to the same nine month period in 2008. The decrease was primarily attributable to the termination of a contract in British Columbia in 2008 and the effect of imposed revenue caps. Partially offsetting the decrease in purchased services for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 were increases in foster parent payments amounting to approximately $1.8 million. Increases in foster parent payments were primarily attributable to the assets acquired from CCC in September 2008. As a percentage of revenue, excluding NET Services revenue, purchased services decreased from 11.9% for the nine months ended September 30, 2008 to 10.2% for the nine months ended September 30, 2009 primarily due to the effects of the items noted above related to our operations in British Columbia.

Other operating expenses. The assets acquired from CCC and the acquisition of AW in September 2008 added approximately $3.1 million to other operating expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Further, for the nine months ended September 30, 2009, other operating expenses such as mileage, transportation expenses, minor equipment and temporary labor increased as compared to the same prior year period due to the growth in the number of clients serviced in existing markets. Additionally, we reserved for certain accounts receivable related to our operations in North Carolina (where the State is paying current receivables but we believe the State’s ongoing budget challenges are influencing its decision not to pay older receivables), which resulted in an increase in other operating expenses of approximately $1.3 million for the nine months ended September 30, 2009 as compared to same prior year period. In addition to the effect of our efforts to reduce costs generally, our operating expenses in British Columbia have decreased approximately $1.3 million primarily due to the contract termination noted above. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 13.0% for the nine months ended September 30, 2009 from 11.3% for the nine months ended September 30, 2008 due to the growth in the number of clients serviced in existing markets where other operating expenses incurred have increased under various cost based service contracts.

Stock-based compensation. Stock-based compensation of approximately $164,000 for the nine months ended September 30, 2009 represents the amortization of the fair value of stock options awarded to key employees beginning in January 2009 under our 2006 Long-Term Incentive Plan. All stock-based compensation expense for non-corporate employees for the nine months ended September 30, 2009 was expensed as part of client service expense. Of the total stock-based compensation expense of approximately $2.1 million for the nine months ended September 30, 2008, approximately $613,000 was expensed as part of client service expense and the remainder as general and administrative expense.

On December 30, 2008, the Committee approved the acceleration of vesting of all unvested stock-based awards outstanding on that day. The acceleration of vesting of all unvested stock-based awards in 2008 eliminated stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 and accounted for the decrease in stock-based compensation expense for the nine months ended September 30, 2009 as compared to the same nine month period one year ago.

Cost of non-emergency transportation services.

	Nine months ended September 30,		Percent Change
	2008	2009
Payroll and related costs	$30,384,703	$36,675,310	20.7%
Purchased services	220,987,728	247,019,512	11.8%
Other operating expenses	13,485,198	15,197,502	12.7%

Total client service expense	$264,857,629	$298,892,324	12.9%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for the nine months ended September 30, 2009 as compared to the same nine month period in 2008 was due to the addition of administrative staff and other employees to support our growth. In addition, we accrued bonuses for executive management and key employees of our NET Services operating segment in the aggregate amount of approximately $852,000, which also contributed to an increase in payroll and related costs for the nine months ended September 30, 2009 as compared to same nine month period one year ago. As a percentage of NET Services revenue, payroll and related costs increased from 10.7% for the nine months ended September 30, 2008 to 11.1% for the nine months ended September 30, 2009 primarily due to the bonus accrual and new hires and related costs for start-up contracts in new and existing markets, particularly in Arizona, Hawaii and New Jersey.

Purchased services. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the nine months ended September 30, 2009, purchased transportation costs increased due to services provided under new contracts as compared to the nine months ended September 30, 2008. As a percentage of NET Services revenue, purchased services decreased from approximately 77.7% for the nine months ended September 30, 2008 to approximately 74.8% for the nine months ended September 30, 2009. This decrease was attributed to lower than expected utilization relative to membership increases under existing contracts and/or new contracts, tighter gate-keeping process, as well as more favorable negotiated rates, effective July 1, 2009 based on historical contract performances, for services purchased by both State and HMO contractors. These factors provided higher margins and lower purchased services during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Other operating expenses. Other operating expenses of our NET Services operating segment as a percentage of NET Services revenue decreased from 4.7% for the nine months ended September 30, 2008 to 4.6% for the nine months ended September 30, 2009. The decrease was primarily due to our ability to leverage existing infrastructure and back-office support to provide services under new contracts.

General and administrative expense.

Nine months ended September 30,		Percent change
2008	2009
$31,971,094	$33,154,438	3.7%

The assets acquired from CCC and the acquisition of AW in September 2008 accounted for an increase of approximately $1.2 million in general and administrative expenses related to facilities management for the nine months ended September 30, 2009 as compared to the same nine month period last year. Also contributing to the increase in corporate administrative expenses were arrangement, legal, accounting and other expenses related to the amended credit and guarantee agreement discussed below, legal and other fees related to the 2009 consent solicitation and 2009 proxy contest initiated by a dissident stockholder, costs related to the potential sale of assets and other expenses aggregating to an increase over the nine month period ended September 30, 2008 of approximately $3.1 million. In addition, we accrued a bonus for the nine months ended September 30, 2009 for executive management and key employees in the aggregate amount of approximately $1.2 million. The effect of this bonus accrual on general and administrative expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was offset by discretionary bonuses that were paid to executive management during the comparable 2008 period that were not paid during the same current year nine month period.

Partially offsetting the increases in general and administrative expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was a decrease in payroll and related costs partially due to the reduction of employees in response to renegotiated management services fees under modified management services agreements. Due to the acceleration of vesting of all unvested stock-based awards as of December 30, 2008, stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 was eliminated. As a result, general and administrative expense for the nine months ended September 30, 2009 decreased by approximately $1.4 million as compared the same prior year period. Additional decreases in general and administrative expenses resulted from the effect of our efforts to reduce costs generally. As a percentage of revenue, general and administrative expense decreased from 6.2% for the nine months ended September 30, 2008 to 5.7% for the nine months ended September 30, 2009 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution and the decrease in stock-based compensation expense noted above.

Asset impairment charge

During the three months ended September 30, 2008, we experienced a significant decline in market capitalization. In addition, uncertainty in the state payer environment as well as the impact of related budgetary decisions contributed to a decrease in our financial results of operations for the three months ended September 30, 2008. We determined that these factors indicated an impairment loss related to goodwill. As a result, we initiated an analysis of the fair value of goodwill and determined that goodwill was impaired. Based on this determination, we recorded a non-cash charge of approximately $130.0 million based on a preliminary assessment. In addition to the goodwill impairment charge for the three months ended September 30, 2008, we recorded a non-cash charge of approximately $11.0 million to reduce the carrying value of customer relationships based on their estimated fair values.

Depreciation and amortization.

Nine months ended September 30,		Percent change
2008	2009
$9,659,241	$9,746,367	0.9%

The increase in depreciation and amortization from period to period primarily resulted from the write-down of a management contract in the amount of approximately $458,000, partially offset by a reduction in amortization and depreciation due to the write-down of intangible assets resulting from the impairment of customer relationships in 2008 as well as fully depreciated property and equipment on which no depreciation was recognized. As a percentage of revenues, depreciation and amortization decreased from approximately 1.9% for the nine months ended September 30, 2008 to approximately 1.7% for the nine months ended September 30, 2009 due to our revenue growth, which outpaced the increase in property and equipment and the impact of lower amortization resulting from the asset impairment charge for 2008.

Non-operating (income) expense

Interest expense. Increased interest expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to accelerated amortization of deferred financing fees (related to the amendment of our credit and guarantee agreement with CIT) and interest expense associated with the interest rate swap. Our current and long-term debt obligations have decreased to approximately $227.0 million at September 30, 2009 from $238.9 million at September 30, 2008; however, effective March 11, 2009 (pursuant to the amendment to our credit and guaranty agreement), the interest rate related to our term loan increased from LIBOR plus 3.5% to LIBOR plus 6.5%. The impact of a decrease in the principal amount of our long-term debt (partially offset by an increase in the associated interest rate) resulted in a net decrease in the related interest expense from approximately $8.8 million for the nine months ended September 30, 2008 to approximately $8.2 million for the nine months ended September 30, 2009.

Interest income. Interest income for the nine months ended September 30, 2008 and 2009 was approximately $810,000 and $275,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for the nine months ended September 30, 2009 was 32.6%. For the nine months ended September 30, 2009, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns, partially offset by state income taxes, net of federal benefit and other non-deductible expenses. The $1.4 million true up was primarily attributable to a change in our blended state tax rate, a deduction for state taxes on the federal return, and a true up of state net operating losses.

Our effective tax rate from continuing operations for the nine months ended September 30, 2008 was (1.9)%. For the nine months ended September 30, 2008, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the estimated $130.0 million goodwill impairment charge, the majority of which is not deductible for income tax purposes as the goodwill is related to our acquisition of the equity interest in several businesses.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. In our Social Services operating segment, lower client demand for our home and community based services during the holiday and summer seasons generally results in lower revenue during those periods; however, our expenses related to the Social Services operating segment do not vary significantly with these changes. As a result, our Social Services operating segment experiences lower operating margins during the holiday and summer seasons. Our NET Services operating segment also experiences fluctuations in demand for our non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a fixed revenue stream based on a per member per month based structure, our NET Services operating segment experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

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

Sources of cash for the nine months ended September 30, 2009 were primarily from operations and cash received from payments of notes receivable. Our balance of cash and cash equivalents was approximately $58.3 million at September 30, 2009, up from $29.4 million at December 31, 2008. Approximately $4.3 million of cash was held by WCG at September 30, 2009 and is not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $13.0 million at September 30, 2009 and December 31, 2008 related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At September 30, 2009 and December 31, 2008, our total debt was approximately $227.0 million and $237.8 million, respectively.

Cash flows

Operating activities. Net income of approximately $15.6 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $19.0 million was partially offset by the growth of our billed and unbilled accounts receivable of $11.1 million and growth of other receivables of $743,000 for the nine months ended September 30, 2009. The growth of our billed and unbilled accounts receivable during the nine months ended September 30, 2009 was mostly due to revenue growth.

For the nine months ended September 30, 2009, net cash flow from operating activities totaled approximately $43.1 million. Decreases in management fees receivable resulted in an increase in cash provided by operations of approximately $303,000. Prepaid expenses and other assets increased, which resulted in a decrease in cash flow from operations of approximately $466,000. Restricted cash related to the collection activities of the correctional services business resulted in additional cash provided by operating activities of approximately $190,000. Changes in accounts payable, accrued expenses, accrued transportation, deferred revenue and other long-term liabilities resulted in cash provided by operating activities of $19.1 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $1.2 million.

Investing activities. Net cash used in investing activities totaled approximately $3.1 million for the nine months ended September 30, 2009. We collected approximately $600,000 from notes receivable during the nine months ended September 30, 2009. We spent approximately $2.8 million for property and equipment and we paid an additional amount of approximately $482,000 related to our acquisition of AW to settle our obligation pursuant to the final determination of working capital we acquired in this acquisition and certain tax related items. Additionally, investments in certificates of deposit and changes in restricted cash resulted in cash used in investing activities of approximately $293,000.

Financing activities. Net cash used in financing activities totaled approximately $11.4 million for the nine months ended September 30, 2009. We repaid approximately $10.7 million of long-term debt during this period and incurred additional deferred financing fees of approximately $792,000.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for the nine months ended September 30, 2009 was an increase to cash of approximately $308,000.

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

The Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $40.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses. At December 31, 2008, the outstanding principal amount of the loans accrue at the per annum rate of LIBOR plus 3.5% or the Base Rate plus 2.5% (as defined in the Credit Agreement), at our election. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. The interest rate applied to our term loan at September 30, 2009 was 6.76% (LIBOR plus 6.5% per the terms of the amendment to the Credit Agreement discussed below). No amounts were borrowed under the revolving credit facility as of September 30, 2009, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2008, there were five letters of credit in the amount of $6.8 million and five letters of credit in the amount of approximately $7.3 million as of September 30, 2009 collateralized under the revolving credit facility. At December 31, 2008 and September 30, 2009, our available credit under the revolving credit facility was $33.2 million and $22.7 million, respectively.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, we are required to maintain certain financial covenants under the Credit Agreement. Under the amendment to the Credit Agreement described below, we are in compliance with all financial covenants as of September 30, 2009. We are also prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

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

We agreed with CIT to subordinate our management fee receivable pursuant to a management agreement established with a managed entity, which has a stand-alone credit facility with CIT Healthcare LLC, to the claims of CIT in the event the managed entity defaults under its credit facility. Additionally, any other monetary obligations of the managed entity owing to us are subordinated to the claims of CIT in the event the managed entity defaults under its credit facility with CIT Healthcare LLC. As of September 30, 2009, approximately $446,000 of our management fees receivable related to the managed entity was subject to this subordination agreement. Prior to August 2009, we had a similar arrangement with CIT related to two other managed entities which had separate stand-alone credit facilities with CIT Healthcare LLC. In the third quarter of 2009, these managed entities terminated their stand-alone credit facilities with CIT Healthcare LLC and established new credit facilities with another lender. We do not have any subordination agreements with the new lender related to the managed entities’ new credit facilities.

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

•

amend certain financial covenants to change the requirements to a level where we met the requirements for the fourth quarter of 2008 and the first three quarters of 2009 and we believe will meet the requirements for the remainder of 2009;

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

In exchange for the amendments described above, we agreed to pay an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in the accompanying consolidated balance sheet at September 30, 2009. In addition, in connection with this transaction, we incurred fees and expenses of approximately $2.0 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.7 million and “Interest expense” in the amount of approximately $348,000 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

The following table presents certain financial covenant ratios and our compliance with those ratios under the Credit Agreement for the quarterly periods ended September 30 and December 31, 2008 and under the Amended Credit Agreement for the quarterly periods ended March 31, June 30 and September 30, 2009.

	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Consolidated senior leverage ratio
Actual ratio	3.36	3.60	3.29	3.01	2.67
Maximum ratio allowed	3.50	3.81	4.79	5.19	4.86

Consolidated total leverage ratio
Actual ratio	4.73	5.11	4.69	4.30	3.83
Maximum ratio allowed	4.75	5.39	6.71	7.22	6.82

Fixed charge coverage ratio
Actual ratio	1.65	1.50	2.53	2.04	1.77
Minimum ratio allowed	1.15	1.15	1.10	1.04	1.00

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

Promissory notes. We have two unsecured, subordinated promissory notes outstanding at September 30, 2009 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010.

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

Contingent obligations. On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of September 30, 2009, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of September 30, 2009, 19 highly compensated employees participated in this plan.

We may be obligated to pay an amount up to $650,000 to the sellers under an earn out provision pursuant to a formula specified in an asset purchase agreement effective July 1, 2009 by which we acquired certain assets of an entity located in California. The earn out payment as such term is defined in the asset purchase agreement, if earned, will be paid in cash. If the contingency is resolved in accordance with the related provisions of the asset purchase agreement and the additional consideration becomes distributable, we will record the fair value of the consideration issued as an additional cost to acquire the associated assets, which will be charged to earnings.

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

Management fees generated under our management agreements represented 1.9% and 3.1% of our revenue for the nine months ended September 30, 2009 and 2008, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2008 and September 30, 2009 totaled $7.7 million and $7.4 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of September 30 and December 31, 2008 and March 31, June 30 and September 30, 2009:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2008	$1,334,910	$1,073,025	$1,100,535	$2,509,546	$900,808
December 31, 2008	$1,143,736	$1,071,743	$1,003,070	$3,027,380	$1,456,679
March 31, 2009	$1,189,600	$784,103	$746,446	$2,560,829	$2,362,554
June 30, 2009	$1,254,508	$889,063	$712,056	$1,933,016	$2,559,219
September 20, 2009	$1,135,520	$867,846	$772,442	$2,022,331	$2,601,141

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

Our days sales outstanding for our managed entities increased from 139 days at December 31, 2008 to 180 days at September 30, 2009.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The gross written premiums for this policy at December 31, 2008 and September 30, 2009 were approximately $1.1 million and $1.3 million, respectively. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2009 was approximately $937,000. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The third-party insurer provides a deductible buy back policy with a limit of $250,000 per occurrence that provides coverage for all states where coverage is required. The gross written premium for this policy at December 31, 2008 and September 30, 2009 was $1.5 million and $1.7 million, respectively. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2009 was approximately $3.0 million.

Our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2009 was approximately $2.0 million. We recorded a corresponding liability at September 30, 2009 which offsets these expected losses.

SPCIC had restricted cash of approximately $5.0 million at December 31, 2008 and $5.7 million at September 30, 2009, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage. Provado also reinsures the third party insurer within a finite corridor of $750,000 excess of the $250,000 layer of coverage. The reinsurance agreement is subject to an annual aggregate equal to 120% of gross written premium. The corridor is subject to a $1.1 million aggregate limit. The estimated gross written premium is $6.2 million for the policy year ending February 14, 2010. The third party insurer retains approximately 4.9% of gross written premium and a ceding commission of 18.8%. The reserve for expected losses of this reinsurance program at September 30, 2009 was approximately $4.2 million.

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

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.5 million and $2.0 million as of December 31, 2008 and September 30, 2009, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

Liquidity matters

Currently, CIT is experiencing financial challenges that if not resolved in a timely manner, may affect our ability to access credit going forward. At this time it is unclear if or how our liquidity may be impacted by CIT’s ongoing financial challenges. Nonetheless we believe that our existing cash and cash equivalents and Amended Credit Agreement provide funds necessary to meet our operating plan for 2009 and early 2010. The expected operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt. In addition, we are focusing on several strategic options to reduce our debt. Additionally, we have taken steps to reduce both corporate and client services costs by suspending employee pay increases and reducing holiday and sick leave and employee health benefits beginning in 2009.

We may also access capital markets to raise equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, the Amended Credit Agreement with CIT requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as defined in the Amended Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to at least 50% of such proceeds except where the disposition requires the consent of the lenders, in which case the net cash proceeds will be used to prepay outstanding principal.

On October 7, 2009, our board of directors authorized a total voluntary prepayment on the term loan of $20.0 million. The decision by our board of directors to authorize this prepayment was based on the substantial free cash generated by our operating activities in the first half of 2009, as well as our expectations of additional free cash generation for the remainder of this year. The prepayment will be made in two installments; the first of which in the amount of $15.0 million was made on October 9, 2009, and the second installment in the amount of $5.0 million is anticipated to be paid on November 9, 2009. If this prepayment occurred on September 30, 2009, the balance of our term loan would have been approximately $134.6 million on that date. Including the Notes, our total debt at September 30, 2009 on a pro forma basis would have been approximately $207.0 million.

The $20.0 million voluntary prepayment, in addition to regularly scheduled principal payments in the aggregate amount of $12.6 million in 2009, is expected to bring the balance of our term loan to approximately $131.8 million at December 31, 2009. Including the Notes, our total debt at December 31, 2009 is expected to be approximately $204.2 million.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations for the foreseeable future.

New Accounting Pronouncements

ASC Topic 820-Fair Value Measurements and Disclosures, or ASC 820, defines fair value and requires that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expands disclosures about fair value measurements. Additionally, ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The transition guidance of ASC 820 provides that the provisions of ASC 820 relate to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis and are effective for fiscal years beginning after December 31, 2008. We adopted ASC 820 as of January 1, 2008, with the exception of the application of this topic to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, we adopted the provisions of ASC 820 relating to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we had not applied the provisions of ASC 820 prior to January 1, 2009 included those measured at fair value in goodwill impairment testing and indefinite life intangible assets measured at fair value for impairment testing. Although the adoption of ASC 820 related to financial assets and financial liabilities did not materially impact our financial condition, results of operations, or cash flow, we are required to provide additional disclosures as part of our financial statements. We have determined that there was no material impact of adopting the provisions of ASC 820 relating to non-recurring nonfinancial assets and nonfinancial liabilities on our financial condition, results of operations and cash flow.

ASC Topic 805-Business Combinations, or ASC 805, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. On January 1, 2009, we adopted ASC 805. In addition, we determined that there was no material impact of the adoption of ASC 805 on our consolidated financial results of operations and financial condition.

ASC Topic 810-Consolidation, or ASC 810, establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We adopted the provisions of ASC 810 on January 1, 2009 and as a result reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the sellers related to our acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and September 30, 2009, as equity. Prior to January 1, 2009, we classified this ownership interest as “Non-controlling interest” in our condensed consolidated balance sheets. We determined that the adoption of the other provisions of ASC 810 did not have a material impact on our consolidated results of operations and financial condition.

In March 2008, the FASB expanded the current disclosure framework in ASC Topic 815-Derivatives and Hedging, or ASC 815. This amendment requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The expanded disclosure framework provisions of ASC 815 are effective prospectively for periods beginning on or after November 15, 2008. On January 1, 2009, we adopted these provisions and determined that, other than the additional disclosures related to our interest rate swap we are now required to make, the adoption of the expanded disclosure framework in ASC 815 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350-Intangibles-Goodwill and Other, or ASC 350. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity may consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors set forth in ASC Section 350-30-35-Determining the Useful Life of an Intangible Asset. In addition, the amendment to ASC 350 requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement for a recognized intangible asset. The amended requirements of ASC 350 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. On January 1, 2009, we adopted the amended requirements of ASC 350 noted above. The adoption of these requirements did not have a material impact on our consolidated results of operations and financial condition.

In June 2008, the FASB amended the guidance in ASC 815 regarding evaluating whether an instrument involving a contingency is considered indexed to an entity’s own stock. The amended guidance in ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 815-10-15-74(a) of ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The amended guidance in ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception provided for in paragraph ASC 815-10-15-74(a). Our 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) are subject to the amended guidance in ASC 815 since the notes are indexed to our own stock and are convertible, under certain circumstances, into common stock at a specified conversion rate. Based on our analysis of the Notes under ASC 815 and other related guidance, we concluded that the embedded conversion option qualifies for the scope exception in paragraph ASC 815-10-15-74(a) because it is both (1) indexed to our own stock because all of the triggering conversion events are contingencies that are not based on an observable market or an observable index and that the only variables that affect the settlement amount of the conversion in each case would be inputs to the fair value of a fixed-for-fixed option on equity shares as they relate to stock price and (2) would be classified in stockholders’ equity if it were a freestanding instrument. The Notes including the embedded conversion option are classified as a liability in the accompanying condensed consolidated balance sheets. ASC 815 requires issuers of convertible notes that protect holders from declines in the issuer’s stock price (“down-round” protection) to account for these instruments as derivatives. The Notes do not contain any “down-round” protection, therefore the adoption of the amended guidance in ASC 815 as of January 1, 2009 did not impact the our consolidated financial statements.

In April 2009, FASB amended the provisions of ASC 805 related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. No subsequent accounting guidance is provided in the amended guidance, and the FASB expects an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The amended provisions of ASC 805 noted above are effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have determined that the adoption of the amended provisions of ASC 805 did not have a material impact on our consolidated financial statements.

On April 9, 2009, FASB provided additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. In addition, this supplemental guidance includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the supplemental guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The supplemental guidance in ASC 820 described above is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted. We adopted the supplemental guidance in ASC 820 beginning with the quarterly period ended June 30, 2009 and determined that the adoption of this guidance did not have a material impact on our consolidated financial statements.

On April 9, 2009, FASB amended ASC Topic 825-Financial Instruments, or ASC 825, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends ASC Topic 270-Interim Reporting to require those disclosures in summarized financial information at interim reporting periods. The amended requirements of ASC 825 described above are effective for interim reporting periods ending after June 15, 2009. We adopted the amended requirements of ASC 825 beginning with the quarterly period ended June 30, 2009 and determined that, other than the additional disclosures related to the fair value of financial instruments we are now required to make, the adoption of the amended requirements of ASC 825 did not have a material impact on our consolidated financial statements.

ASC 855-Subsequent Events, or ASC 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period and circumstances during and under which an entity should evaluate events or transactions occurring after the balance sheet date for potential recognition and disclosure in the financial statements. ASC 855 also provides guidance regarding the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of ASC 855 beginning with the quarterly period ended June 30, 2009 in accordance with ASC 855’s effective date and we conducted an evaluation of the effects of subsequent events through the date on which this report on Form 10-Q for the quarterly period ended September 30, 2009 was filed. The adoption of ASC 855 impacts only disclosures in our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update, or ASU, 2009-01-Generally Accepted Accounting Principles, or ASU 2009-01. FASB issued ASU 2009-01 (ASC Topic 105) to establish the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP and to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 does not affect the rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of ASU 2009-01 beginning with the quarterly period ended September 30, 2009 and determined that the adoption of ASU 2009-01 did not have an impact on our consolidated financial statements because it only codifies existing non-SEC accounting literature.

In August 2009, the FASB issued ASU 2009-05-Measuring Liabilities at Fair Value, or ASU 2009-05, an amendment of ASC 820. ASU 2009-05 addresses practice difficulties caused by the tension between fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using valuation techniques that incorporate: (1) the quoted price of the identical liability when the liability is traded as an asset; (2) quoted prices for similar liabilities or similar liabilities when the liabilities are traded as assets; or (3) other valuation techniques that are consistent with the principles of ASC 820 (e.g. a present value technique based on the income approach). The guidance provided in ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009. We adopted the provisions of ASU 2009-05 beginning with the quarterly period ended September 30, 2009 and determined that the adoption of ASU 2009-05 did not have an impact on our consolidated financial statements.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, such as any statements about our confidence or strategies or our expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities, constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” and “intends” and similar expressions which are intended to identify forward-looking statements.

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

Interest rate and market risk

As of September 30, 2009, we had borrowings under our term loan of approximately $154.6 million and no borrowings under our revolving line of credit. Borrowings under the Amended Credit Agreement accrued interest at LIBOR plus 6.5% per annum as of September 30, 2009. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $4.3 million over the remaining term of the Amended Credit Agreement, which expires in 2013.

We have convertible senior subordinated notes of $70 million outstanding at September 30, 2009 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at September 30, 2009 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of September 30, 2009. These promissory notes bear fixed interest rates of 5% and 4%, respectively.

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

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to over 840 contracts as of September 30, 2009. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 85% and 82% of our revenue for the nine months ended September 30, 2008 and 2009, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the nine months ended September 30, 2009, we conducted a portion of our operations in Canada through WCG. At September 30, 2009, approximately $13.4 million, or 24.0%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2009) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2009.

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

THE PROVIDENCE SERVICE CORPORATION

Date: November 6, 2009	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By:	/s/ MICHAEL N. DEITCH
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