Form 10-K
period 2009-12-31
PROVIDENCE SERVICE CORP
filed 2010-03-12
CIK 1220754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer

☒ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)

☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $133.0 million.

As of March 10, 2010, there were outstanding 12,905,525 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2009, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

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

During our first year of operations, we acquired Parents and Children Together, Inc. (now known as Providence of Arizona, Inc.) and Family Preservation Services, Inc., which provided the foundation upon which our business was built. From 2002 to 2008 we completed the following significant acquisitions which we believe broadened our home based and foster care platform, expanded our reach into many new states, enhanced our workforce development services and presented opportunities for us to offer home and community based and foster care services in Canada, and expanded our continuum of services to include the management of non-emergency transportation services:

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

• Correctional Services Business of Maximus, Inc.

2008
• Camelot Community Care, Inc. (substantially all of the assets in Illinois and Indiana)

• AmericanWork, Inc.

Since our inception, we have grown from 1,333 clients served in a single state to approximately 82,000 clients served either directly or through our managed entities. Additionally, 7.7 million individuals were eligible to receive services under our non-emergency transportation services contracts as of December 31, 2009. We operate from 427 locations in 43 states, the District of Columbia and British Columbia as of December 31, 2009.

Historically, we have relied exclusively on decentralized field offices to drive growth initiatives and independently manage sales and marketing activities. This approach has served us well by supporting steady and consistent organic growth. As our industry continues to rapidly change we see an opportunity to coordinate our efforts to pursue potential acquisitive as well as potential organic growth in our businesses.

In 2010, we appointed a chief strategy officer, or CSO, who will be responsible for these coordinated growth efforts. The CSO will identify new markets and new opportunities, develop and execute business and marketing plans and assist the field offices in initiating strategies designed to align local operations with developing payer funding initiatives.

Financial information about our segments

Since December 2007, we began operating in two segments: Social Services and Non-Emergency Transportation Services, or NET Services. Financial information about segments and geographic areas, including revenues, net income and long-lived assets of each segment and from domestic and foreign operations for the Company as a whole is included in Note 11 of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference.

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

Not-for-profit managed services

•

Administrative support, information technology and accounting and payroll services.    In most cases we provide and manage the back office and administrative functions such as accounting, cash management, billing and collections, human resources and quality management. We assist in the development of policies and procedures and supervise the day to day operations. In some of our contracts we also provide the information technology support for hardware, networking and software. We also provide payroll management services for our managed entities along with managing the recruiting and retention of staff. In all cases, we report directly to the not-for-profit organization’s board of directors which may elect to engage us to provide some or all of these services.

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

A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable pursuant to a fixed monthly fee. Approximately 67.8%, 70.4% and 70.6% of our Social Services operating segment revenue for the fiscal years ended December 31, 2007, 2008 and 2009 was related to fee-for-service arrangements. A significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations). Additionally, these contracts permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services, we derived approximately 10.1% and 12.6% of our social services revenue for the years ended December 31, 2008 and 2009, respectively.

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

Our cost reports are routinely audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 17.8%, 16.4% and 18.5% of our Social Services operating segment revenue for the years ended December 31, 2007, 2008 and 2009.

We provide services under one annual block purchase contract in Arizona with The Community Partnership of Southern Arizona. We are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. We are obliged to provide services only to those clients with a demonstrated medical necessity. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. The annual block purchase contract represented 6.7% of our Social Services operating segment revenue for the years ended December 31, 2007, 2008 and 2009.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships or providing administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Typically these organizations are separately incorporated and organized with their own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 7.5%, 6.5% and 4.2% of our Social Services operating segment revenue for the years ended December 31, 2007, 2008 and 2009.

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

NET Services

Services offered.    As a result of our acquisition of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare, we are the preferred provider of non-emergency transportation management servicing clients under approximately 65 contracts in 39 states. We provide responsive and innovative solutions for a client’s transportation needs through centralized call processing, development and management of transportation networks and through the use of proprietary technologies. Our current payers include state Medicaid programs, local government agencies, hospital systems and HMO’s providing Medicare, Medicaid and commercial products.

We provide services to a wide variety of people with varying needs. Our clients are Medicaid recipients, members of the disability community, and senior citizens. Non-emergency transportation services are provided to individuals with limited mobility, people with limited means of transportation, and people with disabilities that prevent them from using conventional methods of transportation. The majority of our programs provide Medicaid non-emergency transportation services to eligible beneficiaries. Utilization rates and vehicle choice differ depending on the individual’s condition, the location of the individual relative to the final destination, and other available transportation systems. We also provide services to special needs students who are physically fragile, or mentally ill children who cannot commute to school via traditional mainstream transportation and/or need to be taken out of school for therapy.

As a transportation logistics manager, we match transportation services with client needs. We utilize a proprietary information technology platform and operational processes to manage the transportation services that are outsourced to a network of local third party transportation providers. We typically do not provide direct transportation to end users. Rather, to fulfill requests under our contracts, we subcontract with local transportation providers, such as van, cab and ambulance companies. We receive transportation requests from clients or their representatives and arrange for the least costly and most effective transportation. Transportation requests are received at one of 11 regional call centers and appropriate local transportation providers are assigned. These decisions are aided by our proprietary logistics software. After we assign an appropriate transportation provider to our client we carefully monitor the transportation service provided to ensure that the client transport was completed before we pay the transportation vendor. We do not normally pay for services if the client does not show up for transport or if the transport is not completed. A majority of the requests for transportation are standing orders, mostly for patients who require frequent, recurring services such as dialysis treatment. Other transportation requests are required to be scheduled with 48 to 72 hour advance notice, with a small number of requests scheduled on the same day.

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

Revenue and payers.    We contract primarily with state and local government entities, HMO’s and commercial insurers. Approximately 89% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. These contracts are generally structured with per member per month rates and have renegotiation or price increase triggers. Typical payer contracts cover three years with a two-year renewal option and range in size from approximately $1 million to $70 million annually. Approximately 6% of our non-emergency transportation services revenue is derived from fee-for-service and fixed cost contracts. Our special needs school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services we derived approximately 18% and 15% of our non-emergency transportation services revenue for the years ended December 31, 2008 and 2009, respectively. Our next four largest payers comprised approximately 35% and 31% of our non-emergency transportation services revenue for the years ended December 31, 2008 and 2009, respectively.

Our contracted per member per month fee is predicated on actual historical transportation data for the subject geographic region provided by our payers, actuarial analysis performed in-house as well as by third party actuarial firms and actuarial analyses provided by our payers. Typically our government contracts are only cancellable for performance after notice and a cure period that ranges from 180 days to 365 days in length. Our contract pricing is regularly revisited and may be reset based on actual experience under the contract with adjustments for membership fluctuations and such inflation factors as cost of labor, fuel, insurance and utilization increases and decreases stemming from program re-designs.

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

Competition.    We compete with a variety of organizations that provide similar non-emergency transportation services to Medicaid eligible beneficiaries in local markets such as American Medical Response, Coordinated Transportation Solutions, Inc., First Transit, Inc., Medical Transportation Management Inc., MV Transportation, Inc., and Southeast Trans. as well as a host of local/regional transportation providers. Our competitors largely manage smaller-scale contract opportunities that encompass smaller geographic areas due to their lack of the statewide program management experience required to win a statewide competitive bid process. Historically, we have been successful in competitively bidding our non-emergency transportation management services for statewide or very large Medicaid population programs, as well as specialized non-emergency transportation benefits often offered to populations covered by managed care organizations. We compete based on our technical expertise and experience, which is delivered in a high service, competitive price environment although we are not necessarily the lowest priced management service provider. We have experienced, and expect to continue to experience, competition from new entrants into our markets that may be able to provide services at a lower cost. Regardless of how well we perform under our contracts (based on service or cost), we face competitive rebid situations from time to time. Increased competition could result in pricing pressures, loss of or failure to gain market share or loss of payers, any of which could harm our business.

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

Employees

As of December 31, 2009, our operations were conducted with over 7,000 clinical, client service representatives and administrative personnel. The operations of the entities we manage were conducted with over 3,000 clinical and administrative personnel.

We have a collective bargaining agreement with the Service Employees International Union, Local 760 which covers approximately 150 part time employees in Connecticut under our special needs school transportation contract.

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

Billing/claims reviews and audits

Agencies and other payers periodically conduct pre-payment or post-payment medical reviews or other audits of our claims. In order to conduct these reviews, payers request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care.

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

Item 1A.	Risk Factors.

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

Our indebtedness may harm our financial condition and results of operations.

As of December 31, 2009, our total consolidated long-term debt was $204.2 million.

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

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in these agreements, we would be in default. In the event we are not in compliance with the financial and operating covenants, it is uncertain whether the lenders will grant waivers for our non-compliance. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our credit facility, our 6.5% convertible senior subordinated notes due 2014, or our subordinated notes, or our other indebtedness. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

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

However, the Deficit Reduction Act of 2005, which was signed into law on February 8, 2006, or Deficit Reduction Act, requires states that desire to impose provider taxes to impose taxes on all managed care organizations, not just Medicaid managed care organizations. This uniformity requirement as it relates to taxing all managed care organizations may make states more reluctant to use provider assessments as a vehicle for raising matching funds and, thus, reduce the amount of funding that the states receive and have available. Moreover, under the Deficit Reduction Act, states may be allowed to reduce the benefits provided to certain Medicaid enrollees, which could affect the services that states contract for with us. We cannot make any assurances that these Medicaid changes will not negatively affect the funding under our contracts.

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

We provide, or manage the provision of, government sponsored social services and non-emergency transportation services to individuals and families who are eligible for government assistance pursuant to federal mandate with respect to government sponsored social services and members of the disability community, or senior citizens with respect to non-emergency transportation services under various contracts with state and local governmental entities. We generate a significant amount of our revenues from a few payers under a small number of contracts. For example, in 2009 we generated approximately 47.6% of our total revenue from ten payers. Additionally, in our NET Services operating segment the aggregate revenue from our top five payers for the year ended December 31, 2008 and 2009 represented approximately 53% and 47%, respectively, of our NET Services operating segment revenue for such period. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

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

Additionally, approximately 89% of our non-emergency transportation services revenue is generated under capitated contracts with the remainder generated through fee-for service and fixed cost contracts. Under our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local van, cab and ambulance companies on a per ride or per mile basis. We use a “pricing model” to determine applicable contract rates, which take into account factors, such as estimated utilization, state specific data, previous experience in the state and/or with similar services, estimated volume and availability of mass transit. The amount of the fixed monthly per member per month fee is determined in the bidding process but predicated on actual historical transportation data for the subject geographic region (provided by the payer), actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may not be profitable.

Approximately 7.3% and 7.9% of our revenues for the years ended December 31, 2008 and 2009, respectively, were derived from cost based service contracts for which we record revenue based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs, which puts us at risk that we may be required to subsequently refund a portion of the excess funds, if any.

Our cost based service contracts require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. For the years ended December 31, 2008 and 2009, revenues from these contracts represented approximately 7.3% and 7.9% of our total revenues for the respective period. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds.

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

Since some government agencies in certain of our markets prefer or require contracts for privatized social services to be administered through not-for-profit organizations, we rely on our long-term relationships with not-for-profit organizations to provide services to these government agencies. We currently maintain strategic relationships with 16 not-for-profit social services organizations with which we have management contracts of varying lengths, 13 of which are federally tax exempt organizations.

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

We are in the human services and non-emergency transportation services businesses which are subject to lawsuits and claims. A substantial award could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee, including but not limited to, claims arising out of accidents involving vehicle collisions, and various claims that could result from employees driving to or from interactions with clients and while providing direct client services. We are also subject to claims alleging we did not properly treat an individual or failed to properly diagnose and/or care for a client. We can be subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law and permitting issues. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud or punitive damages, could adversely affect our cash flow and financial condition.

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

We are reinsured with regard to a substantial portion of our general liability, professional liability and workers’ compensation insurance. We also reinsure the general liability, professional liability, workers’ compensation insurance, and automobile liability of certain designated affiliated entities and independent third party transportation providers over various policy years under reinsurance programs through our two wholly-owned captive insurance subsidiaries. In the event that actual reinsured losses increase unexpectedly or exceed actuarially determined estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in cost, we will continue to evaluate the levels and types of insurance we include in our self-insurance program. Any increase to this program increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

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

We anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception, including 21 since our initial public offering in August 2003. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies, or that the acquisitions will not adversely affect our results of operations or financial condition.

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

For the years ended December 31, 2008 and prior, we capitalized substantially all acquisition-related costs such as attorney’s fees and accountant’s fees, as well as contingent consideration to the seller as part of the purchase price.

Beginning with the year ended December 31, 2009, with respect to business acquisitions we complete, we are required to: expense acquisition related costs as incurred; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and recognize any adjustments to the purchase price allocation as a period cost in our income statement under accounting principles generally accepted in the United States.

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

As a result of our acquisition of WCG International Consultants Ltd. on August 1, 2007, we now have operations in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things:

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our approximately 4,000 square foot corporate office building in Tucson, Arizona under a seven year lease, which is currently in its fifth year. The monthly base rental payment under this lease as of December 31, 2009 in the amount of approximately $6,214 is subject to an annual 3% increase over the initial term of the lease. We also lease office space for other administrative services in Tucson. The lease terms vary and are in line with market rates. In connection with the performance of our contracts and the contracts of our managed entities within our Social Services operating segment, we lease over 200 offices and the entities we manage lease over 100 offices for management and administrative functions. In connection with the performance of our contracts within our NET Services operating segment, we lease over 30 offices for management and administrative functions. The lease terms vary and are generally at market rates.

We acquired a 5,760 square foot office building in Pottsville, Pennsylvania in connection with the acquisition of Providence Community Services, Inc. (formerly known as Pottsville Behavioral Counseling Group, Inc.), which is free of any mortgage.

Effective February 4, 2010, we entered into a renewable five year lease agreement for a 10,675 square foot building in downtown Tucson. The monthly base rental payment under this lease is $17,733. It is anticipated that our corporate offices will move to this location during 2010. With this additional space we believe that our properties are adequate for our current business needs. Further, we believe that we can obtain adequate space to meet our foreseeable business needs.

Item 3.	Legal Proceedings.

Although we believe we are not currently a party to any material litigation, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 8, 2010, there were six holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2009
Fourth Quarter	$16.87	$9.51
Third Quarter	$12.73	$8.80
Second Quarter	$14.17	$6.64
First Quarter	$7.75	$1.33

2008
Fourth Quarter	$10.00	$0.68
Third Quarter	$21.60	$8.75
Second Quarter	$30.50	$20.50
First Quarter	$31.36	$25.09

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Nasdaq Health Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2004.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our credit and guaranty agreement, as amended, with CIT if there is a default under such agreement or if the payment of a dividend would result in a default. The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data, other financial data and other data. The selected consolidated financial data for the years ended December 31, 2007, 2008 and 2009 and as of December 31, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2005 and 2006 and as of December 31, 2005, 2006 and 2007 are derived from our audited financial statements not included in this report. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Fiscal Year Ended December 31,
	2005(3)(4)	2006(3)(4)(5)	2007(3)	2008(1)(3)(10)	2009(1)(12)
	(dollars in thousands)
Statement of operations data:
Revenues:
Home and community based services	$115,466	$152,067	$216,583	$258,003	$289,007
Foster care services	15,795	21,913	25,648	32,343	37,284
Management fees	14,447	17,877	20,069	20,217	14,447
Non-emergency transportation services	—	—	22,867	381,107	460,275

Total revenues	145,708	191,857	285,167	691,670	801,013
Operating expenses:
Client service expense	108,939	149,516	204,021	253,652	275,126
Cost of non-emergency transportation services	—	—	19,570	356,271	415,300
General and administrative expense	18,178	23,437	30,875	48,412	44,010
Asset impairment charges	—	—	—	169,930	—
Depreciation and amortization	2,094	3,463	4,989	12,722	12,852

Total operating expenses	129,211	176,416	259,455	840,987	747,288

Operating income (loss)	16,497	15,441	25,712	(149,317)	53,725
Non-operating (income) expenses
Interest expense, net	765	(601)	1,601	18,599	20,432

Income (loss) before income taxes	15,732	16,042	24,111	(167,916)	33,293
Provision (benefit) for income taxes	6,307	6,661	9,722	(12,311)	12,167

Net income (loss)	$9,425	$9,381	$14,389	$(155,605)	$21,126

	Fiscal Year Ended December 31,
	2005(3)(4)	2006(3)(4)(5)	2007(3)	2008(3)(10)	2009(3)(12)
	(dollars in thousands, except per share data and “Other data”)
Net earnings (loss) per share data:
Diluted	$0.95	$0.80	$1.19	$(12.42)	$1.60
Weighted average shares outstanding:
Diluted	9,885	11,676	12,047	12,532	13,211
Other financial data:
Managed entity revenue (1) (unaudited)	$151,037	$187,110	$225,018	$242,855	$216,628
Other data (2) (unaudited):
States served	25	36	38	43	43
Locations	204	306	410	438	427
Employees	4,930	6,828	9,864	10,473	10,414
Direct	2,531	3,569	5,572	6,271	7,015
Managed	2,399	3,259	4,292	4,202	3,399
Contracts	527	868	958	1,039	1,005
Direct	281	558	638	716	734
Managed	246	310	320	323	271
Clients	35,646	71,134	7,276,195	6,413,756	7,778,983
Direct	18,893	48,039	52,570	62,820	62,213
Managed	16,753	23,095	23,625	24,494	19,645
Non-emergency transportation services	—	—	7,200,000	6,326,442	7,697,125

	As of December 31,
	2005	2006(6)(7)	2007(8)(9)	2008(10)	2009(11)
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$8,994	$40,703	$35,379	$29,364	$51,157
Total assets	119,013	192,335	551,984	365,663	383,107
Total current liabilities	19,543	28,599	96,416	90,207	117,153
Long-term obligations, less current portion	14,241	619	236,469	223,494	186,732
Other liabilities	3,983	4,061	30,790	14,071	16,884
Total stockholders’ equity	81,246	159,056	188,309	37,891	62,338

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue. As a result of our acquisition of substantially all of the assets in Illinois and Indiana of CCC on September 30, 2008, we began consolidating the financial results of these operations on October 1, 2008, the impact of which partially offset the increase in managed entity revenue for 2008 as compared to 2007 by approximately $2.9 million and resulted in a decrease in managed entity revenue of approximately $9.5 million for 2009 as compared to 2008. An additional decrease of $14.0 million was attributable to a managed entity for which we ceased providing significant services beginning in 2009. The increase in management fees for 2008 as compared to 2007 was partially offset by approximately $731,000 due to our acquisition and consolidation of substantially all of the assets in Illinois and Indiana of CCC in September 2008. The impact of this acquisition and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009 resulted in a decrease in management fees revenue of approximately $5.8 million for 2009 as compared to 2008.
(2)

“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities except for non-emergency transportation services where the data represents the number of members enrolled under our non-emergency transportation capitated contracts as of the end of the last month of the period presented. “States served” excludes the District of Columbia and British Columbia. “Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.

(3)	Several acquisitions were completed in the fiscal years ended December 31, 2005, 2006, 2007 and 2008 which affected the comparability of the information reflected in the selected financial data. See the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for more information.
(4)	Home and community based services revenue for 2005 and 2006 included approximately $3.6 million and $2.5 million of revenue, respectively, under our annual block purchase contract in excess of the annual funding allocation amount.
(5)	In 2006, we reserved approximately $4.0 million of the aggregate revenue accrued in 2005 and 2006 (noted in footnote (4) above) under our annual block purchase contract in excess of the annual funding allocation amount.
(6)	On April 17, 2006, we completed a follow-on offering of common stock in connection with which we sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. We received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs totaling approximately $770,000.
(7)	On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT Healthcare LLC out of the net proceeds from our follow-on offering of common stock completed on April 17, 2006.
(8)	In February 2007, our board of directors approved a stock repurchase program whereby we may repurchase shares of our common stock from the open market from time to time. As of December 31, 2007, we spent approximately $10.9 million to purchase 462,500 shares of our common stock in the open market under this program. The shares of our common stock repurchased were placed into treasury. No shares of our common stock were repurchased under this program during 2008 and 2009.
(9)	As a result of our acquisition activity during 2007, we incurred approximately $243.0 million of debt obligations by issuing $70.0 million of the subordinated notes and drawing down $173.0 million under our credit and guaranty agreement with CIT Healthcare LLC.
(10)	Due to the significant and sustained decline in our market capitalization and the uncertainty in the state payer environment as well as the impact of related budgetary decisions on our earnings, we initiated asset impairment tests and, based on the results, we recorded asset impairment charges totaling approximately $169.9 million related to our goodwill and other intangible assets for the year ended December 31, 2008.
(11)	In the fourth quarter of 2009, we prepaid $20.0 million of our term loan debt under the credit and guaranty agreement, as amended. Our current and long-term debt obligations decreased to approximately $204.2 million at December 31, 2009 from $237.8 million at December 31, 2008
(12)	Non-emergency transportation services revenue for 2009 was positively impacted by the effect of membership increases related to new and existing contracts and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs. In addition, utilization of our education and other school-based programs increased significantly in 2009 compared to the utilization levels in 2008. For a more detailed discussion of the effects of the events noted above on our revenue and operating margin for 2009 as compared to 2008, see the year-to-year analysis included in Item 7 “Management’s Discussion of Financial Condition and Results of Operations” of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have implemented several strategic initiatives to enhance stockholder value such as growing our core social services and non-emergency transportation management services businesses, reducing corporate and client service costs as a percentage of revenue and reducing our debt. As a result, we have accomplished the following:

•

Growing our core social services business.    In February 2009, we were awarded a U.S. $16.4 million three-year contract in Canada to operate a work force development program for returning veterans and two new annual contracts in California (aggregating $2.5 million per year) to operate adult mental health wellness centers. Focusing on our core competencies in the delivery of home and community based counseling, foster care and not-for-profit managed services, we believe we are well positioned to offer the highest quality and much needed services to state and local governments and our clients. Our goal is to be the primary provider of choice to the social services industry.

•

Growing our non-emergency transportation management services business.    Commencing in February and continuing throughout 2009, we added HMO commercial and Medicaid contracts in Hawaii, Nevada, Arizona and California. In April 2009, we were awarded a five year contract in the state of New Jersey to provide non-emergency transportation services.

•

Hiring of chief strategy officer.    In 2010, we appointed a chief strategy officer, who will be responsible for identifying new markets and new opportunities, develop and execute business and marketing plans and assist our field offices in initiating strategies designed to align local operations with developing payer funding initiatives.

•

Reducing corporate and client costs as a percentage of revenue.    We took several steps to increase our profitability by decreasing our operating expenses. We implemented an across-the-board wage freeze and made reductions in vacation, sick and holiday pay effective as of January 1, 2009; health care benefit reductions were made effective as of July 1, 2009; we reduced our workforce in certain operations in Pennsylvania and North Carolina; and, in selected markets, we decreased the use of fixed-salaried personnel in favor of hourly employees. The across-the-board wage freeze was in effect for 2009. Beginning in January 2010, we have begun phasing out the wage freeze and providing our employees with wage increases based on our compensation policy.

•

Amending financial covenants and reducing our debt.    As a result of consummating certain acquisitions we have significant contractual obligations, including financial covenant requirements, related to our long-term debt for the fiscal year 2010 and beyond. To address our liquidity concerns related to our ability to meet our financial covenant requirements, we entered into an amendment to our credit and guaranty agreement with CIT Capital Securities LLC, or CIT, on March 11, 2009 to, among other things, change those requirements as more fully described below under the heading entitled “Liquidity and capital resources.” As a result of this amendment, we believe that we will meet all of our financial covenant requirements (although there can be no guarantee that we will) and that we have sufficient resources to fund our normal operations for the 12 months ending December 31, 2010. In addition, we prepaid $20.0 million of our term loan debt under the credit and guaranty agreement, as amended, in the fourth quarter of 2009 and $5.0 million in January 2010 as more fully described below under the heading entitled “Liquidity and capital resources.”

We believe our business model of not owning beds or fleets of vehicles enables us to be nimble in the face of recent uncertain market conditions. We are focused on legislative trends both at the federal and state levels as current economic conditions have renewed the push for healthcare reform. The passage of healthcare reform legislation could accelerate the demand for our services. In addition, we have seen improvements with government payers aided by federal stimulus funds and federal court intervention in the California Medicaid debate. While we believe we are well positioned to benefit from healthcare reform and to offer our services to a growing population of individuals eligible to receive our services, there can be no assurances that favorable healthcare reform will be passed or that programs under which we provide our services will receive continued or increased funding.

Our direct client census related to our social services contracts remained relatively consistent from 2008 to 2009 at over 62,000 with increases in federally funded programs such as workforce development and Medicaid offset by declines in state-funded business and foster care. In 2009, we ceased providing services to a managed entity which primarily accounted for a decrease in our managed client census from approximately 24,500 at December 31, 2008 to approximately 19,600 at December 31, 2009. As of December 31, 2009, there were approximately 7.7 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to our clients from 427 locations in 43 states, the District of Columbia and British Columbia.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility with CIT, which provides funding for general corporate purposes and acquisitions.

How we grow our business and evaluate our performance

Our business grows internally through organic expansion into new markets, increases in the number of clients served under contracts we or the entities we manage are awarded, and externally through acquisitions.

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

Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either based upon a percentage of the revenue of the managed entity or a predetermined fee. These revenues are presented in our consolidated statements of operations as management fees. Because we provide substantially all administrative functions for these entities and our management fees are largely dependent upon their revenues, we also monitor for management and disclosure purposes the revenues of the entities we manage. We refer to the revenues of these entities as managed entity revenue.

NET Services

Where we provide management services for non-emergency transportation, we contract with state Medicaid and local agencies, regional and medical hospital systems or private managed care companies. Most of our contracts for non-emergency transportation management services are capitated (where we are paid on a per member per month basis for each eligible member). We do not direct bill for services under our capitated contracts as our revenue is based on covered lives. Our special needs school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis. These revenues are presented in our consolidated statements of operations as non-emergency transportation services revenue.

FASB Codification Discussion

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB establishes accounting principles generally accepted in the United States, or GAAP. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification does not change how we account for our transactions or the nature of related disclosures made. In addition, the Codification does not replace or affect authoritative accounting and reporting guidance issued by the Securities and Exchange Commission, or SEC, or its staff for public companies in their filings with the SEC. However, when referring to guidance issued by the FASB, we refer to topics in the ASC rather than FASB Statements or EITF consensuses, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this report on Form 10-K to reflect the guidance in the Codification.

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

Social Services segment

Fee-for-service contracts.    Revenue related to services provided under fee-for-service contracts is recognized at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 70.4% and 70.6% of our Social Services operating segment revenue for the years ended December 31, 2008 and 2009, respectively.

Cost based service contracts.    Revenue from our cost based service contracts is recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited by our payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts, which historically have not been material, are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 16.4% and 18.5% of our Social Services operating segment revenue for the years ended December 31, 2008 and 2009, respectively.

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

For revenue recognition purposes, our service encounter value (which represents the value of actual services rendered) must equal or exceed 90% of the revenue recognized under our annual block purchase contract for the contract year. The remaining 10% of revenue recognized in each reporting period represents payment for network overhead administrative costs incurred in order to fulfill our obligations under the contract. Administrative costs include, but are not limited to, intake services, clinical liaison oversight for each behavioral health recipient, cultural liaisons, financial assessments and screening, data processing and information systems, staff training, quality and utilization management functions, coordination of care and subcontract administration.

We recognize revenue from our annual block purchase contract corresponding to the service encounter value. If our service encounter value is less than 90% of the amounts received from CPSA for the contract year, unless waived, we recognize revenue equal to the service encounter value and defer revenue for any excess amounts received. CPSA has not reduced, withheld, or suspended any payments that have not been subsequently reimbursed. We believe our encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

If our service encounter value equals 90% of the amounts received from CPSA for the contract year, we recognize revenue at the contract amount, which is one-twelfth of the established annual contract amount each month.

If our service encounter value exceeds 90% of the contract amount, we recognize revenue in excess of the annual funding allocation amount if collection is reasonably assured. We evaluate factors regarding payment probability related to the determination of whether any such additional revenue over the contractual amount is considered to be reasonably assured.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations; however, we cannot guarantee amendments will be completed. Our revenues under the annual block purchase contract for the years ended December 31, 2008 and 2009 represented approximately 6.7% of our Social Services operating segment revenues for both years.

Management agreements.    We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 6.5% and 4.2% of our Social Services operating segment revenue for the years ended December 31, 2008 and 2009, respectively.

The costs associated with generating our management fee revenue are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

NET Services segment

Capitation contracts.    Approximately 89% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with our payers result from per-member monthly fees based on the number of participants in our payer’s program. Aggregate revenue from our top five payers for the year ended December 31, 2008 and 2009 represented approximately 53% and 47%, respectively, of our NET Services operating segment revenue for such period.

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

Our write-off experience for the years ended December 31, 2008 and 2009 was approximately 1.0% of revenue.

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with ASC Topic 805-Business Combinations, or ASC 805. We analyze the carrying value of goodwill at the end of each fiscal year. In connection with our year-end asset impairment test, we reconcile the aggregate fair value of our reporting units to our market capitalization including a reasonable control premium. As part of this annual impairment test, we also compare the fair value of each reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, there is an indication of impairment. If an indication of impairment is identified, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value.

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

In determining whether or not we had goodwill impairment to report for the year ended December 31, 2009 and 2008, we considered both a market-based valuation approach and an income-based valuation approach when estimating the fair values of our reporting units with goodwill balances as of such dates. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate period and then discounting the cash flows to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material effect on our consolidated financial position or results of operations.

Based on the results of our asset impairment test completed as of December 31, 2009, we determined that none of our goodwill was impaired. The fair value of one of our reporting units exceeded its carrying value by approximately 3%. As of December 31, 2009, the goodwill allocated to the reporting unit was approximately $2.2 million. The assumptions used to estimate fair value were based on estimates of future revenue and expenses incorporated in our current operating plans, growth rates and discounts rates, our interpretation of current economic indicators and market valuations. Significant assumptions and estimates included in our current operating plans were associated with revenue growth, profitability, and related cash flows. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting units. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the lack of sufficient funds allocated by our state and local government payers to compensate us for the level of services we currently provide or the potential increased level of service we may be required to provide in the future due to the impact of the current economic downturn, and loss of a significant contract. The fair values of our other reporting units were substantially in excess of their carrying values.

Based on the results of our impairment tests completed as of September 30, 2008 (interim) and December 31, 2008 (annual), we recorded a total goodwill impairment charge for the year ended December 31, 2008 of $156.7 million, which is included in “Asset impairment charges” in the accompanying consolidated statements of operations. Of this non-cash impairment charge, approximately $60.7 million was related to our Social Services operating segment and approximately $96.0 million was related to our NET Services operating segment.

In connection with our acquisitions, we allocate a portion of the purchase consideration to management contracts, customer relationships, restrictive covenants, software licenses and developed technology based on the direct or indirect contribution to future cash flows on a discounted cash flow basis expected from these intangible assets over their respective useful lives.

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

Based on the results of our impairment tests completed as of September 30, 2008 (interim) and December 31, 2008 (annual), we recorded a total asset impairment charge related to other intangible assets for the year ended December 31, 2008 of $13.2 million, which is included in “Asset impairment charges” in the accompanying consolidated statements of operations. This non-cash impairment charge includes the $11.0 million recorded with respect to our NET Services operating segment as of September 30, 2008 and the $2.2 million recorded with respect to our Social Services operating segment as of December 31, 2008.

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

Accounting for management agreement relationships

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit social services organizations where we provide them with administrative, program and other management services. These not-for-profit organizations contract directly with state and local agencies to supply a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own independent board of directors.

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

We have concluded that our management agreements do not meet the provisions of ASC Topic 810, “Consolidation”, or ASC 810, thus the operations of these organizations are not consolidated with our operations. We will evaluate the impact of the provisions of ASC 810, if any, on future acquired management agreements.

Loss reserves for certain reinsurance and self-funded insurance programs

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned subsidiary Social Services Providers Captive Insurance Company, or SPCIC. SPCIC is a licensed captive insurance company domiciled in the State of Arizona. SPCIC maintains reserves for obligations related to our reinsurance programs for our general and professional liability and workers’ compensation coverage.

As of December 31, 2008 and 2009, SPCIC had reserves of approximately $3.4 million and $4.6 million, respectively, for the general and professional liability and workers’ compensation programs.

In addition, Provado Insurance Services, Inc., or Provado, a wholly-owned subsidiary of Charter LCI Corporation (which, including its subsidiaries, was acquired by us in December 2007 and is referred to as LogistiCare), is a licensed captive insurance company domiciled in the State of South Carolina. Provado provides reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within our NET Services operating segment.

Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2008 and 2009, Provado had reserves of approximately $5.0 million and $7.2 million, respectively.

These reserves are reflected in our consolidated balance sheets as reinsurance liability reserves. We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, and automobile physical damage to determine the amount of required reserves.

We also maintain a self-funded health insurance program provided to our employees. With respect to this program, we consider historical and projected medical utilization data when estimating our health insurance program liability and related expense as well as using services of a third party administrator. As of December 31, 2008 and 2009, we had approximately $1.5 million and $1.6 million, respectively, in reserve for our self-funded health insurance programs.

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

Stock-based compensation

We follow the fair value recognition provisions of ASC Topic 718-Compensation-Stock Compensation, or ASC 718, which requires companies to measure and recognize compensation expense for all share based payments at fair value. With respect to stock option awards, the fair value is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods. The Black-Scholes-Merton option-pricing formula requires us to make assumptions for the expected dividend yield, stock price volatility, life of options and risk-free interest rate. We adopted the requirements of ASC 718 using the modified prospective transition method in which compensation costs are recognized beginning with the effective date based on the requirements of ASC 718 for all awards granted to employees prior to the effective date of ASC 718 that remain unvested on the effective date.

We follow the short-cut method prescribed by ASC 718 to calculate our pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718, or APIC pool. There was no effect on our financial results for 2009 or 2008 related to the application of the short-cut method to determine our APIC pool balance.

Under ASC 718, the benefits of tax deductions in excess of the estimated tax benefit of compensation costs recognized in the statement of operations for those options are classified as financing cash flows. For the years ended December 31, 2007 and 2009, the amount of net excess tax benefits resulting from the exercise of stock options was approximately $680,000 and $95,000 (net of approximately $45,000 in tax shortfalls resulting from the exercise of stock options), respectively. For the year ended December 31, 2008, we had a net tax shortfall resulting from the exercise of stock options of approximately $1.3 million (net of approximately $185,000 in excess tax benefits resulting from the exercise of stock options). The gross excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for the years ended December 31, 2007, 2008 and 2009 in our consolidated statements of cash flows. Our 2006 Long-Term Incentive Plan, as amended, or 2006 Plan, allows us the flexibility to issue up to 1,800,000 shares of our common stock pursuant to awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to our success and to encourage such persons to take into account our long-term interests and the interests of our stockholders through ownership of our common stock or securities with value tied to our common stock.

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

Derivative Instruments and Hedging Activities

We hold a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to our floating rate long-term debt. We documented our risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. We have designated the interest rate swap as a cash flow hedge under ASC Topic 815-Derivatives and Hedging, or ASC 815.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. We measure hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $1.6 million and $372,000 as of December 31, 2008 and 2009, respectively, which was classified as “Current portion of interest rate swap” and “Other long-term liabilities” in our consolidated balance sheet with respect to the balance at December 31, 2008, and as “Current portion of interest rate swap” in our consolidated balance sheet at December 31, 2009.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with ASC Topic 740-Income Taxes, or ASC 740. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance which includes amounts for state and federal net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. We recognize interest and penalties related to income taxes as a component of income tax expense.

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

Our actual operating contribution margins by operating entity within Social Services ranged from approximately 4% to 16% as of December 31, 2009. We believe that the long term operating contribution margins of our operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including recent acquisitions. We also believe that our targeted contribution margin of approximately 10% is allowable by our state and local governmental payers over the long term.

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

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2007	2008	2009
Revenues:
Home and community based services	76.0%	37.3%	36.1%
Foster care services	9.0	4.7	4.6
Management fees	7.0	2.9	1.8
Non-emergency transportation services	8.0	55.1	57.5

Total revenues	100.0	100.0	100.0

Operating expenses:
Client service expense	71.5	36.7	34.3
Cost of non-emergency transportation services	6.9	51.5	51.9
General and administrative expense	10.8	7.0	5.5
Asset impairment charge	—	24.6	—
Depreciation and amortization	1.8	1.8	1.6

Total operating expenses	91.0	121.6	93.3

Operating income (loss)	9.0	(21.6)	6.7

Non-operating expense:
Interest expense, net	0.6	2.7	2.6

Income (loss) before income taxes	8.4	(24.3)	4.1
Provision (benefit) for income taxes	3.4	(1.8)	1.5

Net income (loss)	5.0%	(22.5)%	2.6%

Overview of our results of operations for the year ended December 31, 2009

Our financial results for 2009 were positively impacted by our efforts to reduce costs that included an across-the-company wage freeze, reductions in vacation, sick and holiday pay, suspension of executive salary parity recommendations for 2009 made by an independent executive compensation consultant, workforce reductions in certain operations in Pennsylvania and North Carolina, and, in selected markets, decreased use of fixed-salaried personnel in favor of hourly employees. For 2009, utilization of our education and other school-based programs increased significantly compared to the utilization levels in 2008. In addition, we saw our payer environment begin to stabilize in our social services markets in 2009 supported by the favorable reaction to the passage of the Children’s Health Insurance Program Reauthorization Act (signed into law in February 2009), the American Recovery and Reinvestment Act of 2009, and a Federal court decision that permanently enjoined the State of California from making Medicaid rate reductions.

With respect to our NET Services operating segment, membership increases related to new and existing contracts and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs resulted in increased revenue for 2009 as compared to 2008. This coupled with lower utilization rates and membership increases under existing contracts and/or new contracts, continued and enhanced gate-keeping review process, as well as new favorable fiscal year negotiated rates for both State and HMO lines of businesses resulted in improved operating margin for 2009. In addition, our ability to gain operating efficiencies by leveraging existing infrastructure and back-office support to provide services under new contracts has also contributed to increased operating margin for 2009.

Other items that significantly impacted our 2009 results of operations included a non-recurring tax benefit resulting from the true up of our 2008 income tax provision with the actual 2008 federal and state tax returns filed in 2009, savings due to reduced stock compensation and additional expenses associated with our amended credit agreement and proxy contest.

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenues

	Year Ended December 31,		Percent change
	2008	2009
Home and community based services	$258,003,077	$289,006,655	12.0%
Foster care services	32,343,247	37,283,711	15.3%
Management fees	20,217,211	14,447,586	-28.5%
Non-emergency transportation services	381,106,735	460,275,314	20.8%

Total revenues	$691,670,270	$801,013,266	15.8%

Home and community based services.    The acquisition of AmericanWork, Inc, or AW, in September 2008 added approximately $10.8 million to home and community based services revenue for 2009 as compared to 2008.

Excluding the acquisition of AW noted above, our home and community based services provided additional revenue of approximately $20.2 million for 2009 as compared to 2008. This increase was primarily due to average client volume increases during the year in new and existing locations and rate increases in certain markets for services provided.

Foster care services.    The acquisition of substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc., or CCC, in September 2008 added approximately $9.5 million to foster care services revenue for 2009 as compared to 2008. Partially offsetting the increase in foster care services revenue for 2009 as compared to 2008 was the impact of our exit from the foster care market in Kentucky in January 2009 and various state foster care program restructurings, which resulted in a net decrease in foster care services revenue of approximately $4.7 million.

Management fees.    Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $216.6 million for 2009 as compared to $242.9 million for 2008 due to the acquisition of assets from CCC (a managed entity) in September 2008 and a managed entity for which we ceased providing significant services beginning in 2009. The decrease of approximately $5.8 million in management fees for 2009 as compared to 2008 was primarily attributable to the acquisition of assets from CCC and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009.

Non-emergency transportation services.    The increase in non-emergency transportation services revenue was due to additional membership related primarily to new start-up contracts which accounted for in the aggregate approximately $46 million of additional revenue. Membership increases under existing contracts and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs also contributed additional revenue. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense.    Client service expense included the following for the years ended December 31, 2008 and 2009:

	Year Ended December 31,		Percent change
	2008	2009
Payroll and related costs	$177,430,175	$196,570,609	10.8%
Purchased services	35,636,575	34,783,887	-2.4%
Other operating expenses	37,776,122	43,606,746	15.4%
Stock-based compensation	2,809,251	165,377	-94.1%

Total client service expense	$253,652,123	$275,126,619	8.5%

Payroll and related costs.    Our payroll and related costs increased for 2009 as compared to 2008, as we added new direct care providers, administrative staff and other employees or outside contractors to support our growth. In addition, we added over 300 new employees in connection with the purchase of assets from CCC and the acquisition of AW, which resulted in an increase in payroll and related costs of approximately $8.8 million in the aggregate for 2009 as compared to 2008. We also recorded bonus expense for executive management and key employees for 2009 totaling approximately $844,000. Partially offsetting the bonus expense for 2009 as compared to 2008 was a $400,000 bonus that was paid during 2008 and charged to client services expense that was not paid in 2009. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 57.1% for 2008 to 57.7% for 2009 due to the bonus expense and the addition of new employees to support our growth.

Purchased services.    We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. For 2009, use of these services decreased by approximately $2.4 million as compared to 2008. The decrease was primarily attributable to the termination of a contract in British Columbia in 2008 and the effect of imposed revenue caps. Partially offsetting the decrease in purchased services for 2009 as compared to 2008 were increases in foster parent payments amounting to approximately $1.4 million. Increases in foster parent payments were primarily attributable to the assets acquired from CCC in September 2008. As a percentage of revenue, excluding NET Services revenue, purchased services decreased from 11.5% for 2008 to 10.2% for 2009 primarily due to the effects related to our operations in British Columbia noted above.

Other operating expenses.    The assets acquired from CCC and the acquisition of AW in September 2008 added approximately $2.9 million to other operating expenses for 2009 as compared to 2008. Further, other operating expenses such as mileage, transportation expenses, client meals, professional fees, equipment and temporary labor for 2009 increased as compared to 2008 due to the growth in the average number of clients serviced in existing markets during the year. In addition to the effect of our efforts to reduce costs generally, our operating expenses in British Columbia have decreased approximately $1.1 million primarily due to the contract termination noted above. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 12.8% for 2009 from 12.2% for 2008 due to the growth in the average number of clients serviced in existing markets where other operating expenses incurred have increased under various cost based service contracts.

Stock-based compensation.    Stock-based compensation of approximately $165,000 for 2009 represents the amortization of the fair value of stock options awarded to key employees beginning in January 2009 under our 2006 Plan. All stock-based compensation expense for non-corporate employees for 2009 was expensed as part of client service expense. Of the total stock-based compensation expense of approximately $8.8 million for 2008, approximately $2.8 million was expensed as part of client service expense and the remainder as general and administrative expense.

On December 30, 2008, the Compensation Committee of our board of directors, or Committee, approved the acceleration of vesting of all unvested stock-based awards outstanding on that day. The acceleration of vesting of all unvested stock-based awards in 2008 eliminated stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 and accounted for the decrease in stock-based compensation expense for 2009 as compared to 2008.

Cost of non-emergency transportation services.

	Year Ended December 31,		Percent change
	2008	2009
Payroll and related costs	$41,339,259	$49,831,942	20.5%
Purchased services	296,778,499	341,976,321	15.2%
Other operating expenses	18,153,586	23,491,549	29.4%

Total cost of non-emergency transportation services	$356,271,344	$415,299,812	16.6%

Payroll and related costs.    The increase in payroll and related costs of our NET Services segment for 2009 as compared to 2008 was due to the addition of administrative staff and other employees to support our growth. In addition, approximately $661,000 of severance expense was recognized as part of key employee departures which contributed to an increase in payroll and related costs for 2009 as compared to 2008. As a percentage of NET Services revenue, payroll and related costs remained constant at 10.8% for 2008 and 2009.

Purchased services.    Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For 2009, purchased transportation costs increased due to services provided under new contracts as compared to 2008. As a percentage of NET Services revenue, purchased services decreased from approximately 77.9% for 2008 to approximately 74.3% for 2009. This decrease was attributed to lower than expected utilization relative to membership increases under existing contracts and/or new contracts, and more selective outsourcing. In addition, more favorable negotiated rates provided lower purchased services as a percent of revenue during 2009 as compared to 2008.

Other operating expenses.    Other operating expenses of our NET Services operating segment as a percentage of NET Services revenue increased from 4.8% for 2008 to 5.1% for 2009. The increase was primarily due to our costs associated with back-end support functions related to new contracts.

General and administrative expense.

Year Ended December 31,		Percent change
2008	2009
$48,411,826	$44,009,666	-9.1%

The assets acquired from CCC and the acquisition of AW in September 2008 accounted for an increase of approximately $1.2 million in general and administrative expenses related to facilities management for 2009 as compared to 2008. Also contributing to an increase in corporate administrative expenses were arrangement, legal, accounting and other expenses related to the amended credit and guarantee agreement discussed below, legal and other fees related to the 2009 consent solicitation and 2009 proxy contest initiated by a dissident stockholder, costs related to the potential sale of assets and other expenses totaling approximately $3.3 million during 2009, as compared to only $285,000 during 2008. In addition, we recorded bonus expense in 2009 for executive management and key employees in the aggregate amount of approximately $1.9 million. The effect of this bonus accrual on general and administrative expense for 2009 as compared to 2008 was offset by bonuses that were paid to executive management during 2008 totaling $1.2 million.

Offsetting the increases in general and administrative expenses for 2009 as compared to 2008 was a decrease in payroll and related costs partially due to the reduction of employees in response to renegotiated management services fees under modified management services agreements. Due to the acceleration of vesting of all unvested stock-based awards as of December 30, 2008, stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 was eliminated. As a result, general and administrative expense for 2009 decreased by approximately $5.9 million as compared to 2008. Additional decreases in general and administrative expenses resulted from the effect of our efforts to reduce costs generally. As a percentage of revenue, general and administrative expense decreased from 7.0% for 2008 to 5.5% for 2009 due to the effect of lower incremental general and administrative expenses of our NET Services operating segment relative to its total revenue contribution and the decrease in stock-based compensation expense noted above.

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

We performed our annual test of impairment of goodwill and an impairment analysis of other intangible assets as of December 31, 2008, based on the same triggering events that gave rise to our interim test for impairment of goodwill and determined that an additional goodwill impairment charge of approximately $26.7 million and an intangible impairment charge of approximately $2.2 million were necessary for 2008. As a result of both our interim and annual impairment tests, we recorded a total asset impairment charge related to goodwill and other intangible assets for the year ended December 31, 2008 of $169.9 million. Our evaluation of goodwill completed as of December 31, 2009 resulted in no impairment losses.

Depreciation and amortization.

Year Ended December 31,		Percent change
2008	2009
$12,721,494	$12,852,107	1.0%

The increase in depreciation and amortization from period to period primarily resulted from the write-down of a management contract in the amount of approximately $458,000, partially offset by a reduction in amortization and depreciation due to the write-down of intangible assets resulting from the impairment of customer relationships in 2008 as well as fully depreciated property and equipment on which no depreciation was recognized. As a percentage of revenues, depreciation and amortization decreased from approximately 1.8% for 2008 to approximately 1.6% for 2009 due to our revenue growth, which outpaced the increase in property and equipment and the impact of lower amortization resulting from the asset impairment charge for 2008.

Non-operating (income) expense

Interest expense.    Increased interest expense for 2009 as compared to 2008 was primarily due to accelerated amortization of deferred financing fees (related to the amendment of our credit and guarantee agreement with CIT) in the amount of approximately $348,000 and interest expense associated with the interest rate swap. We prepaid $20.0 million of our term loan debt under the credit and guaranty agreement, as amended, during the fourth quarter of 2009. The prepayment was made in two installments; the first of which, in the amount of $15.0 million, was made on October 9, 2009 and the second installment in the amount of $5.0 million was made on November 9, 2009. Our current and long-term debt obligations have decreased to approximately $204.2 million at December 31, 2009 from $237.8 million at December 31, 2008; however, effective March 11, 2009 (pursuant to the amendment to our credit and guaranty agreement), the interest rate related to our term loan increased from LIBOR plus 3.5% to LIBOR plus 6.5%. The impact of a decrease in the principal amount of our long-term debt (partially offset by an increase in the associated interest rate) resulted in a net decrease in the related interest expense from approximately $11.3 million for 2008 to approximately $10.6 million for 2009.

Interest income.    Interest income for 2008 and 2009 was approximately $979,000 and $366,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes is based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 36.6% for 2009 as compared to approximately 7.3% for 2008. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes.

Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2009 due primarily to state income taxes, net of federal benefit and other non-deductible expenses. These items were partially offset by total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns. The $1.4 million true up was primarily attributable to reconciling our estimated liabilities using a blended state tax rate to actual state tax return amounts.

At December 31, 2009, we had future tax benefits of $1.6 million related to $731,000 of available federal net operating loss carryforwards which expire in years 2011 through 2025 and $32.8 million of state net operating loss carryforwards which expire in 2012 through 2029. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the IRC), our ability to utilize our net operating losses is restricted.

Our valuation allowance includes $10.8 million of state net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

In addition, we recognized net excess tax benefits resulting from the exercise of stock options in the amount of $95,000 (net of approximately $45,000 in tax shortfalls) for the year ended December 31, 2009 and a net tax shortfall related to the exercise of stock options for the year ended December 31, 2008 in the amount of $1.3 million (net of approximately $185,000 in excess tax benefits).

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

Budgetary issues of certain state government agencies that fund our non-emergency transportation services resulted in delays in some contract implementations and awards to provide non-emergency transportation services. In addition, as the economy worsened in 2008, our NET Services operating segment experienced a higher level of utilization which resulted in higher costs to deliver transportation services for 2008. Higher fuel prices during the summer of 2008 also contributed to higher costs to deliver transportation services. Without offsetting rate increases from our payers, these higher costs resulted in lower operating margins for 2008.

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

Other operating expenses.    The acquisition of CCC and AW in 2008 and WCG and FCS in 2007, and the consolidation of MSO in May 2007 added approximately $4.5 million to other operating expenses for 2008 as compared to 2007. In addition, increased client mileage and client transportation expense of approximately $1.6 million (due to the addition of new school-based programs and higher fuel costs during the summer season), and increased bad debt expense of $3.3 million also contributed to the increase in other operating expenses as compared to 2007. In certain of our Social Services markets we experienced collection issues related to delayed payments that have resulted from payer budget issues. Many of our troubled accounts receivable aged beyond 365 days during 2008 or were determined to be uncollectible. As a result, and in keeping with our allowance for doubtful accounts policy of reserving all amounts older than 365 days unless we have specific information from the payer that payment for those amounts is forthcoming or other evidence which we believe supports the collection of amounts older than 365 days, we reserved these amounts as uncollectible as of December 31, 2008, which accounted for the increase in bad debt expense for 2008 as compared to 2007. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 11.0% for 2007 to 12.2% for 2008 primarily due to the addition of new locations resulting from our organic growth, increased bad debt expense and higher costs related to the operations of CCC, AW, WCG and FCS.

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

Cost of non-emergency transportation services.

	Year Ended December 31,
	2007	2008
Payroll and related costs	$2,292,307	$41,339,259
Purchased services	16,001,192	296,778,499
Other operating expenses	1,276,241	18,153,586

Cost of non-emergency transportation services	$19,569,740	$356,271,344

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

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2009. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

	Quarter ended
	March 31, 2008	June 30, 2008		September 30, 2008		December 31, 2008
Revenues	$173,664,458	$173,025,361		$166,997,038	(2)	$177,983,413	(5)
Operating income (loss)	10,947,477	10,128,512		(138,073,059	)(3)	(32,319,618	)(3)(4)
Net income (loss)	3,704,118	3,437,993		(140,794,194	)(3)	(21,952,590	)(3)(4)
Earnings (loss) per share:
Basic	$0.30	$0.27		$(11.17)		$(1.74)
Diluted	$0.29	$0.27		$(11.17)		$(1.74)
Managed entity revenue	$61,462,139	$62,783,489		$61,604,956		$57,004,142	(1)
Management fees	$5,242,427	$5,425,539		$5,537,021		$4,012,224	(6)

	Quarter ended
	March 31, 2009	June 30, 2009		September 30, 2009		December 31, 2009
Revenues	$186,712,167	$191,831,944		$206,822,781	(10)	$215,646,374	(10)
Operating income	15,041,246	13,974,315	(8)	9,791,829	(9)	14,917,672
Net income	5,876,656	5,250,334		4,447,924	(7)(9)	5,550,693
Earnings per share:
Basic	$0.45	$0.40		$0.34		$0.42
Diluted	$0.44	$0.40		$0.34		$0.42
Managed entity revenue	$54,990,303	$57,408,624		$52,416,329		$51,813,241
Management fees	$3,592,322	$3,736,046		$3,689,719		$3,429,499

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue. As a result of our acquisition of substantially all of the assets in Illinois and Indiana of CCC on September 30, 2008, we began consolidating the financial results of these operations on October 1, 2008, which accounts for a decrease of approximately $2.9 million in managed entity revenue for the three months ended December 31, 2008 as compared to the three months ended September 30, 2008.
(2)	Revenues from our home and community based services declined approximately $6.0 million as compared to the first and second quarters of 2008 due to lower client demand for our home and community based services during the summer season.
(3)	Due to the significant and sustained decline in market capitalization and the uncertainty in the state payer environment as well as the impact of related budgetary decisions on our earnings during the six months ended December 31, 2008, we initiated asset impairment tests and, based on the results, we determined that a portion of our goodwill and other intangible assets were impaired and recorded an asset impairment charge for each of the three month periods ended September 30, 2008 and December 31, 2008 based on a preliminary and subsequent annual asset impairment analysis.
(4)	On December 30, 2008, the Committee approved the acceleration of vesting of all outstanding unvested stock options and restricted stock awards as of December 30, 2008, which resulted in an increase to stock based compensation of approximately $5.8 million for the three months ended December 31, 2008 as compared to the three months ended September 30, 2008.
(5)	The acquisition of CCC and AW effective September 30, 2008 added, in the aggregate, approximately $6.0 million to home and community based services and foster care services revenue for the three months ended December 31, 2008. The increase in home and community based services and foster care services revenues for the three months ended December 31, 2008 from these business acquisitions was partially offset by a seasonal decline in revenue due to lower client demand for our home and community based services during the holiday season.
(6)	The decline in management fees for the three months ended December 31, 2008 as compared to the three months ended September 30, 2008 was primarily due to our acquisition and consolidation of substantially all of the assets in Illinois and Indiana of CCC on September 30, 2008.
(7)	For the three months ended September 30, 2009, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns, partially offset by state income taxes, net of federal benefit and other non-deductible expenses.
(8)	Operating income for the three months ended March 31, 2009 and June 30, 2009 includes expenses related to the amendment of our credit and guarantee agreement with CIT, fees related to the 2009 consent solicitation and 2009 proxy contest and costs related to the potential sale of assets of approximately $2.0 million and $1.1 million, respectively.
(9)	The decrease in operating income and net income for the three months ended September 30, 2009 as compared to the three months ended June 30, 2009 was partially due to bonus expense of approximately $2.6 million recorded for executive management and key personnel. Additionally, there was a decrease of approximately $5.5 million in operating income for our social services segment for the three months ended September 30, 2009 compared to the three months ended June 30, 2009 due to lower client demand for our home and community based services during the summer season.
(10)	The increase in revenue during the three months ended September 30, 2009 and December 31, 2009 was partially attributable to a NET services contract that began in July 2009. The impact of this new contract resulted in an increase in non-emergency transportation services revenue of approximately $17.6 million for the three months ended September 30, 2009 and $19.1 million for the three months ended December 31, 2009.

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

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and our revolving and term loan credit facility, as amended.

Sources of cash for 2009 were primarily from operations. Our balance of cash and cash equivalents was approximately $51.2 million at December 31, 2009, up from $29.4 million at December 31, 2008. Approximately $4.4 million of cash was held by WCG at December 31, 2009 and is not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $13.0 million and $14.1 million at December 31, 2008 and 2009, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At December 31, 2008 and 2009, our total debt was approximately $237.8 million and $204.2 million, respectively.

Cash flows

Operating activities.    Net income of approximately $21.1 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $22.9 million was partially offset by the growth of our billed and unbilled accounts receivable of $10.5 million and growth of other receivables of $1.1 million for the year ended December 31, 2009. The growth of our billed and unbilled accounts receivable during the year ended December 31, 2009 was mostly due to related revenue growth.

For the year ended December 31, 2009, net cash flow from operating activities totaled approximately $61.1 million. Decreases in management fees receivable resulted in an increase in cash provided by operations of approximately $542,000. Prepaid expenses and other assets decreased, which resulted in an increase in cash flow from operations of approximately $3.0 million. Changes in accounts payable, accrued expenses, accrued transportation, deferred revenue and other long-term liabilities resulted in cash provided by operating activities of $21.0 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $4.1 million.

Investing activities.    Net cash used in investing activities totaled approximately $5.6 million for the year ended December 31, 2009. We collected approximately $600,000 from notes receivable during the year ended December 31, 2009 which brought our notes receivable balance to zero as of December 31, 2009. We spent approximately $3.7 million for property and equipment and we paid an additional amount of approximately $1.0 million related to our acquisition of AW to settle our obligation pursuant to the final determination of working capital we acquired in connection with this acquisition, certain tax related items and final cash payment required by the associated purchase agreement. Additionally, changes in restricted cash resulted in cash used in investing activities of approximately $1.2 million.

Financing activities.    Net cash used in financing activities totaled approximately $34.1 million for the year ended December 31, 2009. We repaid approximately $33.5 million of long-term debt during this period, of which $20.0 million represented a voluntary prepayment on our term loan, and incurred additional deferred financing fees of approximately $802,000 primarily related to the amendment of our credit and guarantee agreement with CIT.

Exchange rate change.    The effect of exchange rate changes on our cash flow related to the activities of WCG for the years ended December 31, 2009 was an increase to cash of approximately $447,000.

Obligations and commitments

Convertible senior subordinated notes.    On November 13, 2007, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014, or the Notes, under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of LogistiCare. The proceeds of $70.0 million were used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility with CIT described below.

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

The Credit Agreement, as amended, currently provides us with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $30.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the then existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, we are required to maintain certain financial covenants under the Credit Agreement and the amendment thereto. Under the amendment to the Credit Agreement described below, we were in compliance with all financial covenants as of December 31, 2009. We are also prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

On March 11, 2009, we agreed with our creditors to amend certain terms in the Credit Agreement (this amendment referred to as Amendment No. 1 to the Credit Agreement and, together with the Credit Agreement, the Amended Credit Agreement) to, among other things:

•	decrease the revolving credit facility from $40 million to $30 million;

•

increase the interest rate spread on the annual interest rate from LIBOR plus 3.5% to LIBOR plus 6.5% and, with respect to Base Rate Loans (as such terms are defined in the Credit Agreement), increase the interest rate spread on the annual interest rate from Base Rate plus 2.5% to Base Rate plus 5.5% effective March 11, 2009; provided the interest rate will be adjusted upwards and we will incur a fee if certain consolidated senior leverage ratios exceed the corresponding ratio ceilings set forth in Amendment No. 1 to the Credit Agreement determined as of September 30, 2009 and December 31, 2009;

•	amend certain financial covenants to change the requirements to a level where we met the requirements for the fourth quarter of 2008 and would likely meet the requirements for 2009;

•

establish a new financial covenant through December 31, 2009 based upon our operations maintaining a minimum EBITDA level (as such term is defined in Amendment No. 1 to the Credit Agreement) commencing with the three months ending March 31, 2009; and

•

require us to deliver to the lenders monthly consolidated financial statements and a 13-week rolling cash flow forecast each week from the effective date of Amendment No. 1 to the Credit Agreement to December 31, 2009.

In exchange for the amendments described above, we agreed to pay an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in our consolidated balance sheet at December 31, 2009. In addition, in connection with this transaction, we incurred fees and expenses of approximately $2.0 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.7 million and “Interest expense” in the amount of approximately $348,000 in our consolidated statement of operations for the year ended December 31, 2009.

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

Under the Amended Credit Agreement the outstanding principal amount of the loans accrues interest at the per annum rate of LIBOR plus 6.5% or the Base Rate plus 5.5% at our election. We may, from time-to-time, request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 5.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 6.5%). The conversion to a LIBOR Loan may be selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months is selected by us interest is payable quarterly. If not renewed by us subject to CIT approval, the loan will automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to our term loan at December 31, 2009 was 6.74%. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of December 31, 2009, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2008, there were five letters of credit in the amount of approximately $6.8 million and five letters of credit as of December 31, 2009 in the amount of approximately $7.3 million collateralized under the revolving credit facility. At December 31, 2008 and 2009, our available credit under the revolving credit facility was $33.2 million and $22.7 million, respectively.

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

We agreed with CIT to subordinate our management fee receivable pursuant to management agreements established with our managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. As of December 31, 2008, approximately $733,000 of our management fees receivable related to these managed entities was subject to this subordination agreement. During 2009, these entities obtained stand-alone credit facilities from other lenders and, as of December 31, 2009, none of these entities had stand-alone credit facilities with CIT Healthcare LLC. As a result, as of December 31, 2009, our management fee receivable related to these managed entities was not subject to the subordination agreement.

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

Upon the expiration of the interest rate swap discussed above, we entered into a new interest rate swap effective March 11, 2010, with a notional amount of $63.4 million maturing on December 13, 2010. Under this new swap agreement, we receive interest equivalent to one-month LIBOR and pay a fixed rate of interest of .58% with settlement occurring monthly. By entering into the interest rate swap, we effectively fixed the interest rate payable by us on $63.4 million of our floating rate long-term debt at 7.08% for the period March 11, 2010 to December 13, 2010.

Promissory notes.    We have two unsecured, subordinated promissory notes outstanding at December 31, 2009 in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010.

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

Contingent obligations.    On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of December 31, 2009, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of December 31, 2009, 19 highly compensated employees participated in this plan.

We may be obligated to pay an amount up to $650,000 to the sellers under an earn out provision pursuant to a formula specified in an asset purchase agreement effective July 1, 2009 by which we acquired certain assets of an entity located in California. The earn out payment as such term is defined in the asset purchase agreement, if earned, will be paid in cash. The earn out period ends on December 31, 2013. If the contingency is resolved in accordance with the related provisions of the asset purchase agreement and the additional consideration becomes distributable, we will record the fair value of the consideration issued as an additional cost to acquire the associated assets, which will be charged to earnings.

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

Management fees generated under our management agreements represented 2.9% and 1.8% of our revenue for the years ended December 31, 2008 and 2009, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2008 and 2009 totaled $7.7 million and $7.2 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of December 31, 2008 and March 31, June 30, September 30 and December 31, 2009:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2008	$1,143,736	$1,071,743	$1,003,070	$3,027,380	$1,456,679
March 31, 2009	$1,189,600	$784,103	$746,446	$2,560,829	$2,362,554
June 30, 2009	$1,254,508	$889,063	$712,056	$1,933,016	$2,559,219
September 20, 2009	$1,135,520	$867,846	$772,442	$2,022,331	$2,601,141
December 31, 2009	$1,018,624	$857,512	$678,124	$2,051,679	$2,554,062

Each month we evaluate the solvency, outlook and ability to pay outstanding management fees of the entities we manage. If the likelihood that we will not be paid is other than remote, we defer the recognition of these management fees until we are certain that payment is probable. We have deemed payment of all of the management fee receivables to be probable based on our collection history with these entities as the long-term manager of their operations.

Our days sales outstanding for our managed entities increased from 139 days at December 31, 2008 to 181 days at December 31, 2009.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, SPCIC. We also provide reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado. Provado, a wholly-owned subsidiary of LogistiCare, is a licensed captive insurance company domiciled in the State of South Carolina. The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2009 was approximately $1.4 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2009 was approximately $3.2 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at December 31, 2009 was approximately $2.3 million. We recorded a corresponding asset and liability at December 31, 2009 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $10.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $5.0 million at December 31, 2008 and $5.7 million at December 31, 2009, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 120% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at December 31, 2009 was approximately $7.2 million.

The liabilities for expected losses and loss adjustment expenses are based primarily on individual case estimates for losses reported by claimants. An estimate is provided for losses and loss adjustment expenses incurred but not reported on the basis of our claim experience and claim experience of the industry. These estimates are reviewed at least annually by independent consulting actuaries. As experience develops and new information becomes known, the estimates are adjusted.

Providence Liability Insurance Coverages

The table below summarizes our liability insurance programs.

Coverage Type	Coverage Limit	Reinsurance
Automobile	$1,000,000	—
Crime	$5,000,000	—
Director & Officer Liability	$10,000,000	—
Employed Lawyers	$1,000,000	—
Employment Practices Liability	$3,000,000	—
General & Professional Liability	$1,000,000 per loss; $3,000,000 aggregate	Fully reinsured by SPCIC
Umbrella	$10,000,000 in excess of general and professional liability and auto liability	—
Workers’ Compensation	Statutory amounts	Reinsured by SPCIC up to $250,000 per claim

While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud or punitive damages, could adversely affect our cash flow and financial condition.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. With respect to our social services operating segment, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for a maximum potential claim liability based on member enrollment. With respect to our NET Services operating segment, we offer self-funded health insurance to our employees. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability to $75,000 per incident and a maximum potential claim liability based on member enrollment. The aggregate maximum potential claim liability is approximately $24.7 million for our social services and NET Services operating segments.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.5 million and $1.6 million as of December 31, 2008 and December 31, 2009, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2009:

	At December 31, 2009
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$204,213	$17,481	$41,421	$145,311	$—
Interest	47,549	13,899	23,777	9,873	—
Purchased services commitments	982	788	50	50	94
Capital Leases	90	23	44	23	—
Operating Leases	28,209	12,006	12,592	3,122	489

Total	$281,043	$44,197	$77,884	$158,379	$583

Future interest payments have been calculated at rates that existed as of December 31, 2009.

Stock repurchase program

On February 1, 2007, our board of directors approved a stock repurchase program for up to one million shares of our common stock. Since inception, we have spent approximately $10.9 million to purchase 462,500 shares of our common stock on the open market. We did not purchase shares of our common stock during 2008 and 2009. During the term of the Credit Agreement we are prohibited from purchasing shares of our common stock on the open market or in privately negotiated transactions.

Liquidity matters

We believe that our existing cash and cash equivalents and Amended Credit Agreement provide funds necessary to meet our operating plan for 2010. The expected operating plan for this period provides for full operation of our businesses as well as interest and projected principal payments on our debt. In addition, we are focusing on several strategic options to reduce our debt.

We may access capital markets to raise equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, the Amended Credit Agreement with CIT requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as defined in the Amended Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to at least 50% of such proceeds except where the disposition requires the consent of the lenders, in which case the net cash proceeds will be used to prepay outstanding principal.

On October 7, 2009, our board of directors authorized a total voluntary prepayment on the term loan of $20.0 million. The decision by our board of directors to authorize this prepayment was based on the substantial free cash generated by our operating activities in the first half of 2009. The prepayment was made in two installments; the first of which, in the amount of $15.0 million, was made on October 9, 2009 and the second installment in the amount of $5.0 million was made on November 9, 2009. Our operating performance for 2009 and the $20.0 million prepayment noted above improved the Company’s financial covenant ratios for 2009. The $20.0 million voluntary prepayment, in addition to regularly scheduled principal payments in the aggregate amount of $12.6 million in 2009, reduced the balance of our term loan to approximately $131.8 million at December 31, 2009. Our total long-term debt obligations at December 31, 2009 were approximately $204.2 million. In addition, our board of directors authorized an additional prepayment of $5.0 million of our term loan debt under the credit and guaranty agreement, as amended, with its creditors in January 2010. The prepayment was made on January 11, 2010. The $5.0 million voluntary prepayment, in addition to regularly scheduled principal payments in the aggregate amount of $3.6 million in the first three months of 2010, is expected to bring the balance of our term loan to approximately $123.2 million at March 31, 2010. Our total long-term debt obligations at March 31, 2010 are expected to be approximately $195.6 million.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations for the 12 months ending December 31, 2010.

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

ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. On January 1, 2009, we adopted ASC 805. In addition, we determined that there was no material impact of the adoption of ASC 805 on our consolidated financial results of operations and financial condition.

ASC 810 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We adopted the provisions of ASC 810 on January 1, 2009 and as a result reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the sellers related to our acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and 2009, as equity. Prior to January 1, 2009, we classified this ownership interest as “Non-controlling interest” in our consolidated balance sheets. We determined that the adoption of the other provisions of ASC 810 did not have a material impact on our consolidated results of operations and financial condition.

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

In June 2008, the FASB amended the guidance in ASC 815 regarding evaluating whether an instrument involving a contingency is considered indexed to an entity’s own stock. The amended guidance in ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 815-10-15-74(a) of ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The amended guidance in ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception provided for in paragraph ASC 815-10-15-74(a). Our 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) are subject to the amended guidance in ASC 815 since the notes are indexed to our own stock and are convertible, under certain circumstances, into common stock at a specified conversion rate. Based on our analysis of the Notes under ASC 815 and other related guidance, we concluded that the embedded conversion option qualifies for the scope exception in paragraph ASC 815-10-15-74(a) because it is both (1) indexed to our own stock because all of the triggering conversion events are contingencies that are not based on an observable market or an observable index and that the only variables that affect the settlement amount of the conversion in each case would be inputs to the fair value of a fixed-for-fixed option on equity shares as they relate to stock price and (2) would be classified in stockholders’ equity if it were a freestanding instrument. The Notes including the embedded conversion option are classified as a liability in the accompanying consolidated balance sheets. ASC 815 requires issuers of convertible notes that protect holders from declines in the issuer’s stock price (“down-round” protection) to account for these instruments as derivatives. The Notes do not contain any “down-round” protection, therefore the adoption of the amended guidance in ASC 815 as of January 1, 2009 did not impact our consolidated financial statements.

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

ASC 855-Subsequent Events, or ASC 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period and circumstances during and under which an entity should evaluate events or transactions occurring after the balance sheet date for potential recognition and disclosure in the financial statements. ASC 855 also provides guidance regarding the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of ASC 855 beginning with the quarterly period ended June 30, 2009 in accordance with ASC 855’s effective date and we conducted an evaluation of the effects of subsequent events through the date on which our reports on Forms 10-Q and 10-K are filed. The adoption of ASC 855 impacts only disclosures in our consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update, or ASU, 2010-09-Subesequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. We adopted the provisions of ASU 2010-09 upon issuance. The adoption only impacted disclosures in our consolidated financial statements.

In June 2009, the FASB issued ASU, 2009-01-Generally Accepted Accounting Principles, or ASU 2009-01. FASB issued ASU 2009-01 (ASC Topic 105) to establish the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP and to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 does not affect the rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of ASU 2009-01 beginning with the quarterly period ended September 30, 2009 and determined that the adoption of ASU 2009-01 did not have an impact on our consolidated financial statements because it only codifies existing non-SEC accounting literature.

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

Pending Accounting Pronouncements

In October, 2009, the FASB issued ASU No. 2009-13-Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence, or VSOE, or third party evidence, or TPE, before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is an option, but is not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. We are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17-Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810 related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entities, or QSPEs, for consolidation, changes the approach to determining a variable interest entities, or VIEs, primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9. ASU No. 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting period thereafter. We are currently evaluating the potential impact, if any, of the adoption of ASU 2009-17 on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06-Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We believe that ASU 2010-06 will not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-08-Technical Corrections to Various Topics, or ASU 2010-08. ASU 2010-08 is the result of the FASB’s review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change GAAP. However, certain clarifications on embedded derivatives and hedging (Subtopic 815-15) may cause a change in the application of that Subtopic and special transition provisions are provided for those amendments. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after February 2, 2010. We do not believe that ASU 2010-08 will have a material impact on our consolidated financial statements.

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

Interest rate and market risk

As of December 31, 2009, we had borrowings under our term loan of approximately $131.8 million and no borrowings under our revolving line of credit. Borrowings under the Amended Credit Agreement accrued interest at LIBOR plus 6.5% per annum as of December 31, 2009. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.7 million over the remaining term of the Amended Credit Agreement, which expires in 2013.

We have convertible senior subordinated notes of $70 million outstanding at December 31, 2009 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at December 31, 2009 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of December 31, 2009. These promissory notes bear fixed interest rates of 5% and 4%, respectively.

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

Upon the expiration of the interest rate swap discussed above, we entered into a new interest rate swap effective March 11, 2010, with a notional amount of $63.4 million maturing on December 13, 2010. Under this new swap agreement, we receive interest equivalent to one-month LIBOR and pay a fixed rate of interest of .58% with settlement occurring monthly. By entering into the interest rate swap, we effectively fixed the interest rate payable by us on $63.4 million of our floating rate long-term debt at 7.08% for the period March 11, 2010 to December 13, 2010.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to over 1,000 contracts as of December 31, 2009. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 85% and 82% of our revenue for the years ended December 31, 2008 and 2009, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the year ended December 31, 2009, we conducted a portion of our operations in Canada through WCG. At December 31, 2009, approximately $13.9 million, or 22.2%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2009, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework.

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

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an attestation report on the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited The Providence Service Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Providence Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of The Providence Service Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules contained in Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted the disclosure provisions of SFAS No. 157, Fair Value Measurements (included in FASB ASC Topic 320, Investments-Debt and Equity Securities).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

March 12, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Providence Service Corporation and Subsidiaries

Tucson, Arizona

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of The Providence Service Corporation and Subsidiaries for the year ended December 31, 2007. Our audit also included the financial statement schedules for the year ended December 31, 2007 of The Providence Service Corporation and Subsidiaries contained in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Providence Service Corporation and Subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona

March 13, 2008

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$29,364,247	$51,157,429
Accounts receivable—billed, net of allowance of $3.4 million in 2008 and $2.9 million in 2009	72,617,418	80,458,245
Accounts receivable—unbilled	423,817	329,577
Management fee receivable(1)	7,702,608	7,160,001
Other receivables	3,148,970	4,118,213
Notes receivable	467,682	—
Restricted cash	7,803,808	8,153,610
Prepaid expenses and other(2)	15,377,639	12,439,613
Deferred tax assets	4,757,535	3,558,034

Total current assets	141,663,724	167,374,722
Property and equipment, net	11,983,368	11,166,272
Notes receivable, less current portion	132,159	—
Goodwill	112,770,566	113,672,945
Intangible assets, net	81,555,587	73,963,261
Restricted cash, less current portion	5,207,132	5,941,924
Other assets	12,350,697	10,987,542

Total assets	$365,663,233	$383,106,666

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$14,264,925	$17,480,918
Accounts payable	3,004,608	4,010,560
Accrued expenses	27,232,740	33,389,729
Accrued transportation costs	32,051,325	40,907,527
Deferred revenue	3,375,231	8,347,258
Current portion of interest rate swap	1,431,036	372,408
Reinsurance liability reserve	8,846,910	12,644,670

Total current liabilities	90,206,775	117,153,070
Long-term obligations, less current portion	223,493,680	186,732,342
Other long-term liabilities	3,975,278	5,143,322
Deferred tax liabilities	10,096,297	11,740,340

Total liabilities	327,772,030	320,769,074
Commitments, contingencies and subsequent events (Notes 15, 18 and 20)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,462,356 and 13,521,959 issued and outstanding (including treasury shares)	13,462	13,522
Additional paid-in capital	169,698,598	170,551,301
Retained deficit	(123,253,836)	(102,128,229)
Accumulated other comprehensive loss, net of tax	(4,449,547)	(1,675,572)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	30,624,710	55,377,055
Non-controlling interest	7,266,493	6,960,537

Total stockholders’ equity	37,891,203	62,337,592

Total liabilities and stockholders’ equity	$365,663,233	$383,106,666

(1)	Includes related party management fee receivable of approximately $448,000 and $281,000 at December 31, 2008 and 2009, respectively.
(2)	Includes related party prepaid travel expenses of approximately $108,000 at December 31, 2009.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2007	2008	2009
Revenues:
Home and community based services	$216,582,678	$258,003,077	$289,006,655
Foster care services	25,648,163	32,343,247	37,283,711
Management fees(1)	20,069,069	20,217,211	14,447,586
Non-emergency transportation services	22,866,709	381,106,735	460,275,314

	285,166,619	691,670,270	801,013,266
Operating expenses:
Client service expense(2)	204,020,707	253,652,123	275,126,619
Cost of non-emergency transportation services	19,569,740	356,271,344	415,299,812
General and administrative expense(2)	30,874,910	48,411,826	44,009,666
Asset impairment charges	—	169,930,171	—
Depreciation and amortization	4,989,095	12,721,494	12,852,107

Total operating expenses	259,454,452	840,986,958	747,288,204

Operating income (loss)	25,712,167	(149,316,688)	53,725,062
Other (income) expense:
Interest expense	3,071,537	19,578,404	20,798,250
Interest income	(1,470,025)	(978,877)	(365,853)

Income (loss) before income taxes	24,110,655	(167,916,215)	33,292,665
Provision (benefit) for income taxes	9,721,981	(12,311,542)	12,167,058

Net income (loss)	$14,388,674	$(155,604,673)	$21,125,607

Earnings (loss) per common share:
Basic	$1.21	$(12.42)	$1.61

Diluted	$1.19	$(12.42)	$1.60

Weighted-average number of common shares outstanding:
Basic	11,865,402	12,531,869	13,130,092
Diluted	12,047,121	12,531,869	13,211,393

(1)	Includes related party management fees of approximately $393,000, $509,000 and $292,000 for the years ended December 31, 2007, 2008 and 2009, respectively.
(2)	Includes related party expenses of approximately $363,000, $321,000 and $119,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Common Stock		Additional Paid-In Capital	Common Stock Subscription Receivable	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling Interest	Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2006	12,171,127	$12,171	$141,380,761	$—	$17,962,163	$—	146,905	$(298,746)	$—	$159,056,349
Stock based compensation	—	—	2,406,616	—	—	—	—	—	—	2,406,616
Exercise of employee stock options including tax benefit of $680,000	123,546	124	3,033,609	—	—	—	—	—	—	3,033,733
Restricted stock issued	54,468	54	—	—	—	—	2,621	(73,744)		(73,690)
Issuance of PSC of Canada Exchange Corp. shares	—	—	—	—	—	—	—	—	7,648,946	7,648,946
Stock option cancellation & exchange—Logisticare	407,251	407	12,346,108	—	—	—	—	—	—	12,346,515
Capital contribution	—	—	9,500	—	—	—	—	—	—	9,500
Stock repurchase	—	—	—	—	—	—	462,500	(10,886,717)		(10,886,717)
Common stock subscription receivable	—	—	—	(714,654)	—	—	—	—	—	(714,654)
Foreign currency translation adjustment	—	—	—	—	—	1,093,367	—	—	—	1,093,367
Net income	—	—	—	—	14,388,674	—	—	—	—	14,388,674

Total comprehensive income										15,482,041

Balance at December 31, 2007	12,756,392	12,756	159,176,594	(714,654)	32,350,837	1,093,367	612,026	(11,259,207)	7,648,946	188,308,639
Stock-based compensation	—	—	8,760,435	—	—	—	—	—	—	8,760,435
Restricted stock issued/withheld	567,645	567	(567)	—	—	—	7,742	(124,760)		(124,760)
Exercise of employee stock options including income tax shortfall of $1.3 million	33,504	34	(843,672)	—	—	—	—	—	—	(843,638)
Unregistered stock issued to former members of WD Management, L.L.C.	78,740	79	2,223,381	—	—	—	—	—	—	2,223,460
PSC of Canada Exchange Corp. shares exchanged	14,379	14	382,439	—	—	—	—	—	(382,453)	—
Stock option cancellation and exchange—Logisticare	11,696	12	(12)	—	—	—	—	—	—	—
Common stock subscription receivable	—	—	—	714,654	—	—	—	—	—	714,654
Change in fair value of derivative, net of income tax benefit of $653,241	—	—	—	—	—	(991,091)	—	—	—	(991,091)
Foreign currency translation adjustments	—	—	—	—	—	(4,551,823)	—	—	—	(4,551,823)
Net loss	—	—	—	—	(155,604,673)	—	—	—	—	(155,604,673)

Total comprehensive loss										(161,147,587)

Balance at December 31, 2008	13,462,356	13,462	169,698,598	—	(123,253,836)	(4,449,547)	619,768	(11,383,967)	7,266,493	37,891,203
Stock-based compensation	—	—	302,071	—	—	—	—	—	—	302,071
Exercise of employee stock options, including net tax benefit of $95,068	48,100	48	244,688		—	—	—	—	—	244,736
PSC of Canada Exchange Corp. shares exchanged	11,503	12	305,944	—	—	—	—	—	(305,956)	—
Change in fair value of derivative and impact of de-designation, net of income tax of $543,929	—	—	—	—	—	820,121	—	—	—	820,121
Foreign currency translation adjustments	—	—	—	—	—	1,953,854	—	—	—	1,953,854
Net income	—	—	—	—	21,125,607	—	—	—	—	21,125,607

Total comprehensive income										23,899,582

Balance at December 31, 2009	13,521,959	$13,522	$170,551,301	$—	$(102,128,229)	$(1,675,572)	619,768	$(11,383,967)	$6,960,537	$62,337,592

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2008	2009
Operating activities
Net income (loss)	$14,388,674	$(155,604,673)	$21,125,607
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,577,675	4,505,214	4,689,709
Amortization	3,411,420	8,216,280	8,162,398
Amortization of deferred financing costs	291,529	2,698,184	2,979,515
Provision for doubtful accounts	702,071	4,084,333	4,479,094
Deferred income taxes	(501,657)	(14,553,560)	2,299,614
Stock based compensation	2,406,616	8,760,435	302,071
Excess tax benefit upon exercise of stock options	(680,115)	(184,908)	(140,312)
Asset impairment charges	—	169,930,171	—
Other	100,000	27,878	109,212
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable	(944,952)	(9,276,794)	(10,542,465)
Management fee receivable	(3,594,613)	(2,364,483)	542,357
Other receivables	(157,394)	(417,295)	(1,109,999)
Restricted cash	—	(214,098)	112,043
Reinsurance liability reserve	1,165,655	2,621,087	4,114,560
Prepaid expenses and other	(823,048)	(5,828,653)	3,005,629
Accounts payable and accrued expenses	9,146,327	(6,680,776)	7,046,947
Accrued transportation costs	(6,292,737)	7,474,815	8,856,202
Deferred revenue	(1,991,172)	(702,259)	4,885,641
Other long-term liabilities	—	(104,912)	183,519

Net cash provided by operating activities	18,204,279	12,385,986	61,101,342
Investing activities
Purchase of property and equipment, net	(1,949,038)	(4,664,007)	(3,699,385)
Acquisition of businesses, net of cash acquired	(233,876,782)	(3,597,766)	(1,037,650)
Acquisition of management agreement	—	(418,462)	(100,000)
Acquisition earnout payments	(8,299,460)	(6,670,655)	—
Restricted cash for contract performance	(1,287,401)	2,506,353	(1,196,637)
Purchase of short-term investments, net	(320,368)	(185,515)	(194,304)
Advances to related parties	(2,533,882)	—	—
Collection of notes receivable	685,435	3,291,943	599,841

Net cash used in investing activities	(247,581,496)	(9,738,109)	(5,628,135)
Financing activities
Repurchase of common stock, for treasury	(10,960,461)	(124,760)	—
Proceeds from common stock issued pursuant to stock option exercise	2,363,172	469,320	149,667
Excess tax benefit upon exercise of stock options	680,115	184,908	140,312
Proceeds from long-term debt	243,000,000	—	—
Repayment of long-term debt	(332,379)	(8,650,000)	(33,545,345)
Debt financing costs	(10,887,536)	(88,775)	(802,329)
Capital lease payments	—	(1,012)	(69,413)

Net cash provided by (used in) financing activities	223,862,911	(8,210,319)	(34,127,108)

Effect of exchange rate changes on cash	190,221	(451,956)	447,083

Net change in cash	(5,324,085)	(6,014,398)	21,793,182
Cash at beginning of period	40,702,730	35,378,645	29,364,247

Cash at end of period	$35,378,645	$29,364,247	$51,157,429

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended December 31,
	2007	2008	2009
Supplemental cash flow information
Cash paid for interest	$1,377,676	$16,773,008	$17,789,734

Cash paid for income taxes	$9,222,405	$4,177,798	$7,066,871

Note receivable issued for management fees receivable	$299,917	$—	$—

Note payable obtained to finance prepaid insurance	$—	$989,925	$—

Stock issued to former members of WD Management, L.L.C.	$—	$2,223,460	$—

PSC of Canada Exchange Corp. shares exchanged	$—	$382,453	$305,956

Change in fair value of derivative and impact of de-designation	$—	$(991,091)	$820,121

Business acquisitions:
Purchase price	$251,536,092	$8,900,000	$29,478
Costs of acquisition	6,998,826	599,291	213,193
Less:
Notes payable issued for acquisition of business	(1,800,000)	—	—
Common stock issued for acquisition of business	(12,346,515)	—	—
Exchangeable shares of subsidiary issued for acquisition of business	(7,648,946)	—	—
Cash (received) paid for working capital adjustment	—	(479,716)	269,979
Amount due to former shareholder	—	(525,000)	525,000
Credit for indebtedness of management fees	—	(4,827,425)	—
Cash acquired	(2,862,675)	(69,384)	—

Acquisition of business, net of cash acquired	$233,876,782	$3,597,766	$1,037,650

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2009

1.    Description of Business and Summary of Critical Accounting Policies and Estimates

Description of Business

The Providence Service Corporation (the “Company”) is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of December 31, 2009, the Company operated in 43 states, and the District of Columbia, United States, and British Columbia, Canada.

The Social Services operating segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care services to at-risk families and children. These services are purchased primarily by state, county and city levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee.

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

Basis of Presentation

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

Liquidity Matters

On March 11, 2009, the Company entered into an amendment to the credit and guaranty agreement with its creditors to, among other things, change the financial covenant requirements to address its liquidity concerns related to the Company’s ability to meet its financial covenant obligations related to its long-term debt for the three months ended December 31, 2008 and year ended December 31, 2009. Accordingly, the Company met the financial covenant requirements under the amended credit and guaranty agreement for the three months ended December 31, 2008 and was in compliance with these requirements as of December 31, 2009. The amendment provisions are more fully described in note 9 below.

The Company’s board of directors (“Board”) authorized a prepayment of $20.0 million of the Company’s term loan debt under the credit and guaranty agreement, as amended, with its creditors in October 2009. The prepayment was made in two installments; the first of which, in the amount of $15.0 million, was made on October 9, 2009 and the second installment in the amount of $5.0 million was made on November 9, 2009. The Company’s operating performance for 2009 and the $20.0 million prepayment noted above improved the Company’s financial covenant ratios for 2009. In addition, the Board authorized an additional prepayment of $5.0 million of the Company’s term loan debt under the credit and guaranty agreement, as amended, with its creditors in January 2010. The additional prepayment was made on January 11, 2010.

The Company believes that it will meet the financial covenant requirements for 2010 and that the Company has sufficient resources to fund its normal operations for the year ending December 31, 2010.

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

At December 31, 2009, approximately $4.4 million of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $13.0 million and $14.1 million of restricted cash at December 31, 2008 and 2009 as follows:

	December 31,
	2008	2009
Collateral for letters of credit—Contractual obligations	$175,000	$418,000
Contractual obligations	898,844	786,801

Subtotal restricted cash for contractual obligations	1,073,844	1,204,801

Collateral for letters of credit—Reinsured claims losses	3,311,000	4,041,000
Escrow—Reinsured claims losses	8,626,096	8,849,733

Subtotal restricted cash for reinsured claims losses	11,937,096	12,890,733

Total restricted cash	13,010,940	14,095,534
Less current portion	7,803,808	8,153,610

	$5,207,132	$5,941,924

Of the restricted cash amount at December 31, 2008 and 2009:

•	$175,000 and $418,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $899,000 and $787,000 was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•

approximately $3.3 million and $4.0 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying consolidated balance sheets;

•	approximately $1.6 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•

approximately $7.0 million and $7.2 million was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with the acquisition of Charter LCI Corporation in 2007).

At December 31, 2009, approximately $4.5 million, $1.7 million, $6.9 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $787,000 is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

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

Derivative Instruments and Hedging Activities

The Company holds a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to the Company’s floating rate long-term debt. The Company documented its risk management strategy and hedge effectiveness at the inception of the hedge and will continue to assess its effectiveness during the term of the hedge. The Company has designated the interest rate swap as a cash flow hedge under ASC Topic 815-Derivatives and Hedging (“ASC 815”).

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other comprehensive loss. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $1.6 million and $372,000 as of December 31, 2008 and 2009, respectively, which was classified as “Current portion of interest rate swap” and “Other long-term liabilities” in the accompanying consolidated balance sheet with respect to the balance at December 31, 2008 and as “Current portion of interest rate swap” in the accompanying consolidated balance sheet at December 31, 2009.

Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 79%, 85% and 82% of the Company’s revenue for the years ended December 31, 2007, 2008 and 2009, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the years ended December 31, 2007, 2008 and 2009, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2008 and 2009, approximately $11.3 million, or 29.7%, and $13.9 million, or 22.2%, of the Company’s net assets, respectively, were located in Canada. Additionally, approximately $13.3 million, or 4.7%, $28.0 million, or 4.0%, and $22.5 million, or 2.8%, of the Company’s consolidated revenue for the years ended December 31, 2007, 2008 and 2009, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, management fee receivable and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates its fair value.

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

The Company’s write-off experience for the years ended December 31, 2007, 2008 and 2009 was approximately 2%, 1% and 1%, respectively, of the Company’s revenue.

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

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In connection with its analysis of the carrying value of goodwill, the Company reconciles the aggregate fair value of its reporting units to the Company’s market capitalization including a reasonable control premium. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluation of goodwill completed as of December 31, 2009 resulted in no impairment loss.

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to management contracts, customer relationships, restrictive covenants, software licenses and developed technology acquired in the years 2006—2008 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

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

Accrued Transportation Costs

Transportation costs are estimated and accrued in the month the services are rendered by outsourced providers utilizing gross reservations for transportation services less cancellations and average costs per transportation service by customer contract. Average costs per contract are derived by utilizing historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Adjustments to those accruals are made based on reconciliations with actual costs incurred. Accrued transportation costs amounted to approximately $32.1 million and $40.9 million at December 31, 2008 and 2009, respectively.

Deferred Financing Costs

The Company capitalizes expenses incurred in connection with its long-term debt obligations and amortizes them over the term of the respective debt agreements. The Company incurred approximately $10.6 million in deferred financing costs in connection with the credit facility with its senior creditor entered into in December 2007 and the amendment to the credit facility in March 2009, as described in note 9 below. In addition, the Company incurred approximately $2.3 million in deferred financing costs in connection with its senior subordinated notes issued in November 2007. Deferred financing costs are amortized to interest expense on a straight-line basis or the effective interest method over the term of the credit facility. Deferred financing costs, net of amortization, totaling approximately $9.7 million and $7.5 million at December 31, 2008 and 2009, are included in “Other assets” in the accompanying consolidated balance sheets.

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

For revenue recognition purposes, the Company’s service encounter value (which represents the value of actual services rendered) must equal or exceed 90% of the revenue recognized under its annual block purchase contract for the contract year. The remaining 10% of revenue recognized in each reporting period represents payment for network overhead administrative costs incurred in order to fulfill the Company’s obligations under the contract. Administrative costs include, but are not limited to, intake services, clinical liaison oversight for each behavioral health recipient, cultural liaisons, financial assessments and screening, data processing and information systems, staff training, quality and utilization management functions, coordination of care and subcontract administration.

The Company recognizes revenue from its annual block purchase contract corresponding to the service encounter value. If the Company’s service encounter value is less than 90% of the amounts received from CPSA for the contract year, unless waived, the Company recognizes revenue equal to the service encounter value and defers revenue for any excess amounts received. CPSA has not reduced, withheld, or suspended any payments that have not been subsequently reimbursed. The Company believes its encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

If the Company’s service encounter value equals 90% of the amounts received from CPSA for the contract year, the Company recognizes revenue at the contract amount, which is one-twelfth of the established annual contract amount each month.

If the Company’s service encounter value exceeds 90% of the contract amount, the Company recognizes revenue in excess of the annual funding allocation amount if collection is reasonably assured. The Company evaluates factors such as cash receipt and written confirmation regarding payment probability related to the determination of whether any such additional revenue over the contractual amount is considered to be reasonably assured. The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of the Company’s contractual obligations, however, we cannot guaranty that amendments will be completed.

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

NET Services segment

Capitation contracts.    Approximately 89% of the Company’s non-emergency transportation services revenue is generated under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with the Company’s payers result from per-member monthly fees based on the number of participants in its payer’s program.

Fee-for-service contracts.    Revenues earned under fee-for-service contracts are recognized when the service is provided. Revenues under these types of contracts are based upon contractually established billing rates less allowance for contractual adjustments. Estimates of contractual adjustments are based upon payment terms specified in the related agreements.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes, the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2009.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying consolidated balance sheets at December 31, 2008 and 2009. In accordance with the provisions of ASC Topic 810-Consolidation (“ASC 810”) as they relate to non-controlling interest in consolidated financial statements (adopted by the Company on January 1, 2009), the Company reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the WCG sellers of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and 2009, as equity. Prior to January 1, 2009, the Company classified this ownership interest as “Non-controlling interest” included in liabilities and stockholders’ equity in its consolidated balance sheets.

The Exchangeable Shares and the 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares noted above are subject to a Settlement and Indemnification Agreement dated November 17, 2009 (“Indemnification Agreement”) by and between the Company and the sellers of WCG. The Indemnification Agreement secures the Company’s claims for indemnification and associated rights and remedies provided by the Share Purchase Agreement (under which the Company acquired all of the equity interest in WCG on August 1, 2007) arising from actions taken by British Columbia to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. The actions taken by British Columbia resulted in an approximate CAD $3.0 million dispute and termination of one of its six provincial contracts with WCG, which the Company is disputing. Under the Indemnification Agreement, the sellers have agreed to transfer their rights to the Exchangeable Shares and 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares to the Company to indemnify the Company against any losses suffered by the Company as the result of an unfavorable ruling upon the conclusion of arbitration.

Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718-Compensation-Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share based payments at fair value.

Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. Other comprehensive loss was derived from foreign currency translation adjustments and the change in fair value of the Company’s interest rate swap (as more fully described in note 10 below). The components of the ending balances of accumulated other comprehensive loss are as follows:

	December 31,
	2008	2009
Cumulative foreign currency translation adjustments	$(3,458,456)	$(1,504,602)
Unrealized losses on cash flow derivative hedges, net	(991,091)	(170,970)

	$(4,449,547)	$(1,675,572)

Income Taxes

Deferred income taxes are determined by the liability method in accordance with ASC Topic 740-Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance which includes amounts for state net operating loss carryforwards, as more fully described in note 17 below, for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company recognizes interest and penalties related to income taxes as a component of income tax expense.

Loss Reserves for Certain Reinsurance and Self-funded Insurance Programs

The Company reinsures a substantial portion of its general and professional liability and workers’ compensation costs under reinsurance programs though the Company’s wholly-owned subsidiary Social Services Providers Captive Insurance Company (“SPCIC”). SPCIC is a licensed captive insurance company domiciled in the State of Arizona. SPCIC maintains reserves for obligations related to the Company’s reinsurance programs for its general and professional liability and workers’ compensation coverage.

As of December 31, 2008 and 2009, the Company had reserves of approximately $3.4 million and $4.6 million, respectively, for the general and professional liability and workers’ compensation programs.

In addition, Provado Insurance Services, Inc., (“Provado”), a wholly-owned subsidiary of Charter LCI Corporation that was acquired by the Company in December 2007, is a licensed captive insurance company domiciled in the State of South Carolina. Provado provides reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within the Company’s NET Services operating segment.

Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2008 and 2009, Provado had reserves of approximately $5.0 million and $7.2 million, respectively.

These reserves are reflected in the Company’s consolidated balance sheets as reinsurance liability reserves. The Company utilizes analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, automobile physical damage, and health insurance coverage to determine the amount of required reserves.

The Company also maintains a self-funded health insurance program provided to its employees. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2008 and 2009, the Company had approximately $1.5 million and $1.6 million, respectively, in reserve for its self-funded health insurance programs.

The Company continually analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. The Company is at risk for differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no significant adjustments recorded in the periods covered by this report. Any significant increase in the number of claims or costs associated with claims made under these programs above the Company’s reserves could have a material adverse effect on its financial results.

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

New Accounting Pronouncements

ASC Topic 820-Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and requires that the measurement thereof be determined based on the assumptions that market participants would use in pricing an asset or liability and expands disclosures about fair value measurements. Additionally, ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The transition guidance of ASC 820 provides that the provisions of ASC 820 relate to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis and are effective for fiscal years beginning after December 31, 2008. The Company adopted ASC 820 as of January 1, 2008, with the exception of the application of this topic to non-recurring nonfinancial assets and nonfinancial liabilities, which was subsequently adopted by the Company on January 1, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company had not applied the provisions of ASC 820 prior to January 1, 2009 included those measured at fair value in goodwill impairment testing and indefinite life intangible assets measured at fair value for impairment testing. Although the adoption of ASC 820 related to financial assets and financial liabilities did not materially impact its financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its financial statements. The Company has determined that there was no material impact of adopting the provisions of ASC 820 relating to non-recurring nonfinancial assets and nonfinancial liabilities on its financial condition, results of operations and cash flow.

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

ASC 810 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted the provisions of ASC 810 on January 1, 2009 and as a result reclassified the ownership interest in PSC (represented by the Exchangeable Shares) held by the sellers related to the Company’s acquisition of WCG of approximately $7.3 million and $7.0 million, respectively, as of December 31, 2008 and 2009, as equity. Prior to January 1, 2009, the Company classified this ownership interest as “Non-controlling interest” in its consolidated balance sheets. The Company determined that the adoption of the other provisions of ASC 810 did not have a material impact on its consolidated results of operations and financial condition.

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

ASC 855-Subsequent Events (“ASC 855”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period and circumstances during and under which an entity should evaluate events or transactions occurring after the balance sheet date for potential recognition and disclosure in the financial statements. ASC 855 also provides guidance regarding the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the provisions of ASC 855 beginning with the quarterly period ended June 30, 2009 in accordance with ASC 855’s effective date and the effects of subsequent events have been evaluated by the Company through the date on which the Company’s reports on Forms 10-Q and 10-K are filed. The adoption of ASC 855 impacts only disclosures in the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09-Subesequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted the provisions of ASU 2010-09 upon issuance. The adoption only impacted disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01-Generally Accepted Accounting Principles (“ASU 2009-01”). FASB issued ASU 2009-01 (ASC Topic 105) to establish the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP and to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 does not affect the rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 beginning with the quarterly period ended September 30, 2009 and determined that the adoption of ASU 2009-01 did not have an impact on its consolidated financial statements because it only codifies existing non-SEC accounting literature.

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

Pending Accounting Pronouncements

In October, 2009, the FASB issued ASU No. 2009-13-Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13’). ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is an option, but is not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17-Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810 related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entities (“ QSPEs”) for consolidation, changes the approach to determining a variable interest entities (“VIEs”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9. ASU No. 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting period thereafter. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-17 on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06-Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company does not believe that ASU 2010-06 will have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-08-Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 is the result of the FASB’s review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging (Subtopic 815-15) may cause a change in the application of that Subtopic and special transition provisions are provided for those amendments. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after February 2, 2010. The Company does not believe that ASU 2010-08 will have a material impact on the Company’s consolidated financial statements.

2.    Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2009:

	Total Carrying Value	Fair Value Measurement Using
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$(372,408)	$—	$(372,408)	$—

The Company’s interest rate swap is carried at fair value measured on a recurring basis. The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (e.g., LIBOR cash and swap rates and credit risk at commonly quoted intervals as published by Bloomberg on the last day of the period for financial institutions with the same credit rating as the counterparty). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for short term, futures rates and swap rates beyond the derivative maturity are used to interpolate the spot rates at the three month rate resets specified by each swap. A credit default swap rate based on the current credit rating of the counterparty is applied to all cash flows when the swap is in an asset position. The Company uses the floating rate factor related to its variable rate debt (6.5%) to discount all cash flows when the derivative is in a liability position to reflect the potential credit risk to lenders.

3.    Other Receivables

At December 31, 2008 and 2009, insurance premiums of approximately $2.4 million and $3.3 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2009 were approximately $2.3 million, of which approximately $805,000 was classified as “Other receivables” and approximately $1.5 million was classified as “Other assets” in the accompanying consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2008 was approximately $1.4 million, of which approximately $446,000 was classified as “Other receivables” and approximately $1.0 million was classified as “Other assets” in the accompanying consolidated balance sheets. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheet.

4.    Prepaid Expenses and Other

Prepaid expenses and other comprised the following:

	December 31,
	2008	2009
Prepaid payroll	$2,703,503	$2,578,670
Prepaid insurance	3,381,451	2,242,499
Prepaid taxes	3,978,742	1,576,956
Prepaid rent	737,847	743,402
Provider advances	285,020	83,265
Prepaid maintenance agreements and copier leases	608,075	634,474
Prepaid bus tokens and passes	1,133,290	1,076,377
Prepaid commissions and brokerage fees	548,446	608,566
Interest receivable—certificates of deposit	694,852	889,156
Other	1,306,413	2,006,248

Total prepaid expenses and other	$15,377,639	$12,439,613

5.    Notes Receivable

Notes receivable included the following:

	Interest Rate	December 31,
		2008	2009
Unsecured promissory note from The ReDCo Group, a managed entity, with principal and interest due in eight equal quarterly installments beginning October 2007 through September 2009	5.0%	$225,000	$—

Unsecured promissory note from Family Preservation Community Services, Inc., a managed entity, with principal and interest due in sixty equal monthly installments beginning November 2007 through October 2012	4.5%	272,660	—

Unsecured promissory note from FCP, Inc., a managed entity, with principal and interest due in thirty-six equal monthly installments beginning February 2007 through January 2010	9.5%	98,559	—

Unsecured promissory note from Clearfield Jefferson Community Mental Health Center, Inc., a third-party entity, with principal and accrued but unpaid interest due July 2011	5.0%	3,622	—

		599,841	—
Less current portion		467,682	—

		$132,159	$—

Accrued interest receivable related to these notes totaled approximately $33,000 at December 31, 2008, and was classified as “Prepaid expenses and other assets” in the accompanying consolidated balance sheets.

6.    Acquisitions

The following acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition.

The synergistic benefits realized in the following acquisitions are the primary drivers for the premium paid by the Company based on the expected increase in cash flow resulting from revenue enhancements and potential cost savings achievable through the acquisitions. These synergies are also the primary driver in the amount of goodwill recognized as a result of these acquisitions.

A final valuation was performed in 2008 with respect to the assets and liabilities acquired for Camelot Community Care, Inc. (“CCC”) and in 2009 with respect to the assets and liabilities acquired for AmericanWork, Inc. (“AW”) and the excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill.

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

The following represents the Company’s allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$572,575
Credit for indebtedness of CCC to the Company for management services provided by the Company to CCC	4,827,425
Estimated cost of acquisition	20,832

$5,420,832

Allocated to:
Goodwill	$1,936,415
Intangibles	3,419,539
Fixed assets	39,402
Other assets	25,476

$5,420,832

The above goodwill is tax deductible.

Effective September 30, 2008, the Company acquired all of the equity interest in AW, a community based mental health provider operating in 19 Georgia locations as of December 31, 2009. AW provides, among other things, independent living services and training in support of individuals with mental illness, outpatient individual and group behavioral health services, and community based vocational and peer supported vocational and employment services. The total purchase price consisted of cash in the amount of approximately $3.5 million, with approximately $3.0 million paid by the Company at closing on October 14, 2008 and the balance held by the Company for one year to secure potential indemnity obligations. The remaining balance was paid by the Company on November 24, 2009.

In April 2009, the purchase price adjustment as provided for in the associated purchase agreement was finalized resulting in an additional amount payable by the Company of approximately $270,000, which the

Company paid to the seller on April 14, 2009. In addition, the Company paid amounts to the seller during the three months ended September 30, 2009 totaling approximately $196,000 for tax related items. The Company believes this acquisition enhances its community based social services offering, expands its presence in Georgia, and further positions the Company for growth. The purchase price and the additional amount resulting from the final working capital adjustment were funded by cash generated from the Company’s operations.

The following represents the Company’s allocation of the purchase price and associated acquisition costs:

Consideration:
Cash	$3,966,048
Estimated cost of acquisition	59,790

$4,025,838

Allocated to:
Goodwill	$1,045,621
Intangibles	1,387,441
Fixed assets	528,989
Working capital	944,979
Other assets	118,808

$4,025,838

The above goodwill is tax deductible.

The following table summarizes the allocation of purchase price to intangible assets at December 31, 2008 and 2009 for intangible assets acquired during the years 2006—2008:

	Estimated Useful Life	Gross Carrying Amount
		December 31,
		2008	2009
Intangible assets acquired in 2006:
Management contracts	10 Yrs	$6,326,000	$6,326,000
Customer relationships	15 Yrs	3,559,594	3,559,594
Customer relationships	10 Yrs	1,417,000	1,417,000
Restrictive covenants	5 Yrs	75,000	75,000
Software license	5 Yrs	337,500	337,500

Total intangible assets acquired in 2006	11.3 Yrs	$11,715,094	$11,715,094

Intangible assets acquired in 2007:
Customer relationships	15 Yrs	$66,341,777	$66,341,777
Developed technologies	6 Yrs	6,000,000	6,000,000
Restrictive covenants	5 Yrs	9,628	9,628
Software license	5 Yrs	468,884	468,884

Total intangible assets acquired in 2007	14.2 Yrs	$72,820,289	$72,820,289

Intangible assets acquired in 2008:
Customer relationships	15 Yrs	$4,771,980	$4,771,980
Restrictive covenants	5 Yrs	35,000	35,000

Total intangible assets acquired in 2008	14.9 Yrs	$4,806,980	$4,806,980

No significant residual value is estimated for these intangible assets. Amortization expense is recognized on a straight-line basis over the estimated useful life. In 2008, approximately $11.0 million of the customer relationships intangible assets acquired in connection with the Company’s acquisition of Charter LCI Corporation, including its subsidiaries, (“LogistiCare”) in 2007, was considered impaired and written off.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of CCC and AW had occurred on January 1, 2008. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective on January 1, 2008.

December 31, 2008
Revenue	$708,647,276
Net income (loss)	$(154,849,394)
Diluted earnings (loss) per share	$(12.36)

7.    Goodwill and Intangibles

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balances at December 31, 2007
Goodwill	$77,841,614	$202,868,683	$280,710,297
Accumulated impairment losses	—	—	—

	77,841,614	202,868,683	280,710,297

LogistiCare acquisition cost adjustments, tax adjustments and pre-acquisition cost adjustments	—	(10,803,456)	(10,803,456)
LogistiCare intangible asset valuation adjustment	—	(400,000)	(400,000)
LogistiCare working capital adjustment	—	(479,716)	(479,716)
Family & Children’s Services, Inc. intangible asset valuation adjustment	142,073	—	142,073
Family & Children’s Services, Inc. acquisition cost adjustments	4,632	—	4,632
WCG foreign currency translation adjustment	(2,051,519)	—	(2,051,519)
WCG acquisition cost adjustments	(18,932)	—	(18,932)
CCC acquisition	1,935,264	—	1,935,264
AW acquisition	491,543	—	491,543
Maple Star Nevada net operating loss adjustment	(58,769)		(58,769)
Impairment charge	(60,700,851)	(96,000,000)	(156,700,851)

Balances at December 31, 2008
Goodwill	78,285,906	191,185,511	269,471,417
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	17,585,055	95,185,511	112,770,566

AW working capital true-up and other adjustments	554,078	—	554,078
WCG foreign currency translation adjustment	317,672	—	317,672
CCC additional acquisition costs	1,151	—	1,151
Safecar Services, LLC acquisition	—	29,478	29,478

Balances at December 31, 2009
Goodwill	79,158,807	191,214,989	270,373,796
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	$18,457,956	$95,214,989	$113,672,945

When the Company acquires a business the Company’s pricing is typically based upon a multiple of the target entity’s historical earnings before interest, taxes, depreciation and amortization (“EBITDA”) and over the years the Company has been a successful competitor using this basis for determining the value of and price paid for its acquisitions. The Company believes this pricing method is also used by its competitors to value their business combinations and is typical in the mergers and acquisition market. During the six months ended December 31, 2008, the Company believes the market for mergers and acquisitions deteriorated such that by the end of 2008, the EBITDA multiples being used to price acquisitions had dropped to approximately half of what they had been for the Company historically. In addition, during the six months ended December 31, 2008, the Company had a significant and sustained decline in market capitalization due to the decrease in the market price of its common stock. The Company believes this decrease in stock price resulted primarily from its lower than anticipated financial results during such period. These financial results were caused by significant changes in the climate of the Company’s business, the uncertainty in the state governmental payer environment, the impact of related budgetary decisions, and by the sharp down turn in the United States economy generally. The $169.9 million non-cash asset impairment charge recorded by the Company for the year ended December 31, 2008, all of which was recorded during the six months ended December 31, 2008, reflects the magnitude of both the decline in its market capitalization and the deterioration of the mergers and acquisitions market (including peer group guideline company multiples of EBITDA) during that six-month period, all as explained further below.

At September 30, 2008, the Company determined that the decline in its market capitalization and significant change in the Company’s business climate (each discussed above) during the three months ended September 30, 2008 were indicators that an interim goodwill impairment test was required under ASC 350 for all of its reporting units that had goodwill balances. In determining whether the Company had goodwill impairment at September 30, 2008, it reduced the total aggregate carrying value of the Company’s reporting units to reconcile it to the Company’s substantially decreased market capitalization plus a reasonable control premium as of September 30, 2008. The Company estimated the current fair value of each individual reporting unit with a goodwill balance as of September 30, 2008 using a market-based valuation approach. The results of the Company’s interim goodwill impairment test indicated that goodwill related to its December 2007 acquisition of LogistiCare, which comprises the Company’s NET Services operating segment and reporting unit, and earlier acquisitions assigned to the Company’s Social Services operating segment was impaired. As a result, the Company recorded an estimated non-cash goodwill impairment charge of approximately $96.0 million related to the Company’s NET Services operating segment and $34.0 million related to its Social Services operating segment.

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

The total amount of goodwill that was deductible for income tax purposes for acquisitions as of December 31, 2008 and 2009 was approximately $35.2 million and $35.6 million, respectively.

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

Intangible assets consisted of the following:

	Estimated Useful Life		December 31,
			2008		2009
			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs		$13,368,024	$(4,824,824)	$12,849,562	$(6,169,122)
Customer relationships	15 Yrs		74,878,448	(8,450,165)	75,487,152	(13,505,600)
Customer relationships	10 Yrs		1,417,000	(318,825)	1,417,000	(460,525)
Developed technology	6 Yrs		6,000,000	(1,067,204)	6,000,000	(2,067,204)
Software licenses	5 Yrs		736,012	(264,787)	801,708	(443,742)
Restrictive covenants	5 Yrs		142,860	(60,952)	144,209	(90,177)

Total	13.6 Yrs	*	$96,542,344	$(14,986,757)	$96,699,631	$(22,736,370)

*	Weighted-average amortization period

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $3.4 million, $8.2 million and $8.2 million for the years ended December 31, 2007, 2008 and 2009, respectively. The total amortization expense is estimated to be approximately $7.7 million for 2010, $7.6 million for 2011, $7.5 million for 2012, $7.3 million for 2013 and $6.2 million for 2014, based on completed acquisitions as of December 31, 2009.

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

8.    Detail of Other Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2008	2009
Land	—	$20,000	$20,000
Building	39 years	230,000	230,000
Furniture and equipment	3-7 years	21,709,263	25,571,835

		21,959,263	25,821,835
Less accumulated depreciation		9,975,895	14,655,563

		$11,983,368	11,166,272

Depreciation expense was approximately $1.6 million, $4.5 million and $4.7 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Accrued expenses consisted of the following:

	December 31,
	2008	2009
Accrued compensation	$12,720,169	$18,168,094
Income taxes payable	—	2,155,109
Accrued interest payable	1,591,730	1,528,605
Due to former shareholder	625,000	—
Other	12,295,841	11,537,921

	$27,232,740	$33,389,729

9.    Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31,
	2008	2009
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	$618,680	$618,680
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010	1,800,000	1,800,000
5.85% secured, note payable, interest and principal payable monthly beginning January 2009 through September 2009	989,925	—
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% (effective rate of 6.74% at December 31, 2009) through December 2012	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly (as described below) through December 2013	164,350,000	131,794,580

	237,758,605	204,213,260
Less current portion	14,264,925	17,480,918

	$223,493,680	$186,732,342

The carrying amount of the long-term obligations approximated its fair value at December 31, 2008 and 2009. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

Annual maturities of long-term obligations as of December 31, 2009 are as follows:

Year	Amount
2010	$17,480,918
2011	18,827,797
2012	22,593,357
2013	75,311,188
Thereafter	70,000,000

Total	$204,213,260

Convertible senior subordinated notes.

On November 13, 2007, the Company issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”), under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein. The proceeds of $70.0 million were initially placed into escrow and were released on December 7, 2007 to partially fund the cash portion of the purchase price of LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including the Company’s credit facility with CIT Capital Securities LLC (“CIT”) described below.

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

The Credit Agreement, as amended, provides the Company with a senior secured first lien credit facility in aggregate principal amount of $213.0 million comprised of a $173.0 million, six year term loan and a $30.0 million, five year revolving credit facility (“Credit Facility”). On December 7, 2007, the Company borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by the Company to acquire LogistiCare; (ii) refinance all of the then existing indebtedness under its second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of the Company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. The Company intends to draw down on the revolving credit facility from time-to-time for these uses.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, the Company is required to maintain certain financial covenants under the amendment to the Credit Agreement described below. As of December 31, 2009, the Company was in compliance with all of the financial covenants under the amendment to the Credit Agreement. Further, the Company is prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

On March 11, 2009, the Company agreed with its creditors to amend certain terms in the Credit Agreement (“Amendment No. 1 to the Credit Agreement” and, together with the Credit Agreement, the “Amended Credit Agreement”) to, among other things:

•	decrease the revolving credit facility from $40 million to $30 million;

•

increase the interest rate spread on the annual interest rate from LIBOR plus 3.5% to LIBOR plus 6.5% and, with respect to Base Rate Loans (as such terms are defined in the Credit Agreement), increase the interest rate spread on the annual interest rate from Base Rate plus 2.5% to Base Rate plus 5.5% effective March 11, 2009; provided the interest rate will be adjusted upwards and the Company will incur a fee if certain consolidated senior leverage ratios exceed the corresponding ratio ceilings set forth in Amendment No. 1 to the Credit Agreement determined as of September 30, 2009 and December 31, 2009;

•

amend certain financial covenants to change the requirements to a level where the Company met the requirements for the fourth quarter of 2008 and would likely meet the requirements for the fiscal year 2009;

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

In exchange for the amendments described above, the Company paid an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in the accompanying consolidated balance sheet at December 31, 2009. In addition, in connection with this transaction, the Company incurred fees and expenses of approximately $2.0 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.7 million and “Interest expense” in the amount of approximately $348,000 in the accompanying consolidated statement of operations for the year ended December 31, 2009.

Under the Amended Credit Agreement the outstanding principal amount of the loans accrues interest at the per annum rate of LIBOR plus 6.5% or the Base Rate plus 5.5% at the Company’s election. The Company may, from time-to-time, request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 5.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 6.5%). The conversion to a LIBOR Loan may be selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months is selected by the Company interest is payable quarterly. If not renewed by the Company subject to CIT approval, the loan will automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to the Company’s term loan at December 31, 2009 was 6.74%. In addition, the Company is subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of December 31, 2009, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2008, there were five letters of credit in the amount of approximately $6.8 million and five letters of credit as of December 31, 2009 in the amount of approximately $7.3 million collateralized under the revolving credit facility. At December 31, 2008 and 2009, the Company’s available credit under the revolving credit facility was $33.2 million and $22.7 million, respectively.

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

The Company agreed with CIT to subordinate its management fee receivable pursuant to management agreements established with the Company’s managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. As of December 31, 2008, approximately $733,000 of the Company’s management fees receivable related to these managed entities was subject to this subordination agreement. During 2009, these entities obtained stand-alone credit facilities from other lenders and, as of December 31, 2009, none of these entities had stand-alone credit facilities with CIT Healthcare LLC. As a result, as of December 31, 2009, the Company’s management fee receivable related to these managed entities was not subject to the subordination agreement.

10.    Interest Rate Swap

In February 2008, the Company entered into an interest rate swap to convert a portion of its floating rate long-term debt expense to fixed rate debt expense. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. Under the swap agreement, the Company will pay 3.026% and receive three-month LIBOR on a notional amount of $86.5 million through February 2010. The Company designated the interest rate swap as a cash flow hedge under ASC 815. Prior to Amendment No. 1 to the Credit Agreement described in note 9, the Company anticipated that it would not be in compliance with certain financial covenants as of December 31, 2008. As a result, during the first quarter of 2009, the Company’s long-term debt was converted from a LIBOR Loan to a Base Rate Loan in accordance with the terms of the Credit Agreement beginning February 27, 2009 through April 1, 2009. The swap was de-designated and all changes in the fair value of the swap from the last effective date (January 31, 2009) were recognized in earnings. Additionally, the balance in other comprehensive loss at January 31, 2009 will be recognized to income ratably through the maturity date of the swap in February 2010. On March 31, 2009, the swap was re-designated as a cash flow hedge under ASC 815 and beginning April 2, 2009 the Company’s long-term debt was converted from a Base Rate Loan to a LIBOR Loan. The swap’s effectiveness is evaluated monthly and effective gains and losses are accumulated in other comprehensive loss until the hedged interest expense is accrued.

The fair value amounts in the consolidated balance sheet at December 31, 2009, related to the Company’s interest rate swap were as follows:

	Liability Derivatives
	December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Current portion of interest rate swap	$372,408

Total derivatives designated as hedging instruments under ASC 815		372,408

Total derivatives		$372,408

The derivative gains and losses in the consolidated statement of operations for the year ended December 31, 2009, related to the Company’s interest rate swap were as follows:

Derivatives in ASC 815 cash flow hedging relationship	Pretax loss recognized in Other Comprehensive Income on effective portion of derivative	Pretax loss on effective portion of derivative reclassified from Accumulated Other Comprehensive Loss into Income		Ineffective portion of loss on derivative and amount excluded from effectiveness testing recognized in income
	Amount	Location	Amount	Location	Amount
Interest rate contract	$246,256	Interest expense	$1,610,306	Interest expense	$177,848

Derivatives not designated as hedging instruments under ASC 815				Location of amounts recognized in income on derivative	Amount of loss recognized in income on derivative
Interest rate contract				Interest expense	$132,029

Additional information regarding the Company’s interest rate swap is included in notes 1 and 2 above and note 20 below.

11.    Business Segments

The Company’s operations are organized and reviewed by management along its services lines. After the consummation of the acquisition of LogistiCare, the Company operates in two reportable segments: Social Services and NET Services. The Company operates these reportable segments as separate divisions and differentiates the segments based on the nature of the services they offer. The following describes each of the Company’s segments and its corporate services area.

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

The Company’s actual operating contribution margins by operating entity related to Social Services ranged from approximately 4% to 16% as of December 31, 2009. The Company believes that its targeted contribution margin of approximately 10% is allowable by its state and local governmental payers over the long term.

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

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2007, 2008 and 2009. In addition, none of the segments have significant non-cash items other than depreciation, amortization and asset impairment charges in reported income.

	For the year ended December 31, 2007
	Social Services(c)	NET Services	Corporate(a)	Consolidated Total
Revenues	$262,198,859	$22,866,709	$101,051	$285,166,619

Depreciation and amortization	$4,496,197	$492,898	$—	$4,989,095

Operating income	$23,265,781	$2,345,335	$101,051	$25,712,167

Net interest expense (income)	$(209,264)	$1,810,776	$—	$1,601,512

Total assets	$211,109,778	$318,945,932	$21,927,945	$551,983,655

Capital expenditures	$1,196,150	$158,045	$594,843	$1,949,038

	For the year ended December 31, 2008
	Social Services(c)(d)	NET Services(e)	Corporate(a)(b)	Consolidated Total
Revenues	$310,529,499	$381,106,735	$34,036	$691,670,270

Depreciation and amortization	$5,534,242	$7,187,252	$—	$12,721,494

Operating income (loss)	$(50,975,738)	$(98,374,986)	$34,036	$(149,316,688)

Net interest expense (income)	$(506,992)	$19,106,519	$—	$18,599,527

Total assets	$153,891,688	$204,847,944	$6,923,601	$365,663,233

Capital expenditures	$1,470,170	$2,487,557	$706,280	$4,664,007

	For the year ended December 31, 2009
	Social Services(c)	NET Services	Corporate(a)(b)	Consolidated Total
Revenues	$340,737,952	$460,275,314	$—	$801,013,266

Depreciation and amortization	$6,443,423	$6,408,684	$—	$12,852,107

Operating income	$24,219,690	$29,505,372	$—	$53,725,062

Net interest expense (income)	$(178,110)	$20,610,507	$—	$20,432,397

Total assets	$148,459,757	$219,928,437	$14,718,472	$383,106,666

Capital expenditures	$1,606,453	$1,621,783	$471,149	$3,699,385

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of December 31, 2008 and 2009 include cash totaling approximately $4.6 million and $12.2 million, notes receivable totaling approximately $225,000 and $0, property and equipment totaling approximately $1.4 million and $1.3 million, and other assets of approximately $721,000 and $403,000, respectively. In addition, corporate assets as of December 31, 2009 included prepaid expenses totaling approximately $768,000.
(c)	Excludes intersegment revenues of approximately $182,000 for the years ended December 31, 2008 and 2009, that have been eliminated in consolidation.
(d)	Includes a non cash impairment charge to goodwill and certain intangible assets of approximately $60.7 million and $2.2 million, respectively.
(e)	Includes a non cash impairment charge to goodwill and certain intangible assets of approximately $96.0 million and $11.0 million, respectively.

The following table details the Company’s revenues, net income and long-lived assets by geographic location.

	For the year ended December 31, 2007
	United States(b)	Canada(b)	Consolidated Total
Revenue	$271,853,847	$13,312,772	$285,166,619

Net income	$13,519,068	$869,606	$14,388,674

Long-lived assets	$374,053,183	$16,472,903	$390,526,086

	For the year ended December 31, 2008
	United States(a)(b)	Canada(a)(b)	Consolidated Total
Revenue	$663,712,020	$27,958,250	$691,670,270

Net loss	$(149,039,617)	$(6,565,056)	$(155,604,673)

Long-lived assets	$199,787,519	$6,522,002	$206,309,521

	For the year ended December 31, 2009
	United States(b)	Canada(b)	Consolidated Total
Revenue	$778,504,781	$22,508,485	$801,013,266

Net income	$20,572,881	$552,726	$21,125,607

Long-lived assets	$191,782,887	$7,019,591	$198,802,478

(a)	Includes a non-cash impairment charge of $163.6 million related to our domestic operations and $6.3 million related to our Canadian operations, respectively.
(b)	The Social Services and NET Services operating segments, on an aggregate basis, derived approximately 8.9%, 14.2% and 14.2% of the Company’s consolidated revenue from one payer for the years ended December 31, 2007, 2008 and 2009, respectively.

12.    Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the year ended December 31, 2009, the Company granted a total of 175,000 ten-year options under the 2006 Long-Term Incentive Plan (“2006 Plan”) to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to a non-employee director of its board of directors, an executive officer and certain key employees. The option exercise price for all options granted ranged from $1.55 to $13.07 and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the options granted during the year ended December 31, 2009 totaled $8.52 per share.

The Company granted a total of 2,000 shares of restricted stock to a non-employee director of its board of directors during the year ended December 31, 2009. The award vests in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of this award totaled $13.07 per share.

During the year ended December 31, 2009, the Company issued 46,700 shares of its common stock in connection with the exercise of employee stock options under the 2006 Plan. In addition, during the year ended December 31, 2009, the Company issued 1,400 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan (“1997 Plan”).

At December 31, 2008 and 2009, there were 13,462,356 and 13,521,959 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2008 and 2009) and no shares of preferred stock outstanding.

The following table reflects the total number of shares of the Company’s common stock reserved for future issuance as of December 31, 2009:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	1,432,876
Exchangeable shares issued in connection with the acquisition of WCG that are exchangeable into shares of the Company’s common stock	261,694
Convertible senior subordinated notes	2,224,320

Total shares of common stock reserved for future issuance	3,918,890

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

On December 9, 2008, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.001 per share. The dividend was payable on December 22, 2008 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $15.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in the Preferred Stock Rights Agreement, dated December 9, 2008 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as Rights Agent, which provides for a stockholder rights plan.

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

Effective as of October 9, 2009, the Board unanimously approved and adopted an amendment to the Rights Agreement (“Rights Amendment No. 1”). The principal purpose of Rights Amendment No. 1 is to revise the definition of a “qualified offer” and the related process by which stockholders can request, following the Company’s receipt of a “qualified offer,” that a special meeting be called to redeem the Rights issued pursuant to the Rights Agreement, to be consistent with additional published guidance that was issued by a leading proxy advisory firm subsequent to the adoption by the Board of the Rights Agreement. In addition, Rights Amendment No. 1 requires that any amendment to the Rights Agreement that extends its term shall be submitted for ratification by the Company’s stockholders within one year of the adoption by the Board of such an amendment.

13.    Stock-Based Compensation Arrangements

The Company provides stock-based compensation under the Company’s 1997 Plan, 2003 Stock Option Plan (“2003 Plan”) and 2006 Plan to employees, non-employee directors, consultants and advisors. These plans have contributed significantly to the success of the Company by providing for the grant of stock-based and other incentive awards to enhance the Company’s ability to attract and retain employees, directors, consultants, advisors and others who are in a position to make contributions to the success of the Company and any entity in which the Company owns, directly or indirectly, 50% or more of the outstanding capital stock as determined by aggregate voting rights or other voting interests and encourage such persons to take into account the long-term interests of the Company and its stockholders through ownership of the Company’s common stock or securities with value tied to the Company’s common stock. The Company, upon stockholder approval of the 2006 Plan in 2006, replaced the 1997 Plan and 2003 Plan with the 2006 Plan. While all awards outstanding under the 1997 Plan and 2003 Plan remain in effect in accordance with their terms, no additional grants or awards will be made under either plan.

To achieve the purposes of the Company’s stock-based compensation program described above, the 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

Stock option awards granted under the 1997 Plan, 2003 Plan and 2006 Plan were generally ten year options granted at fair market value on the date of grant with time based vesting over a period determined at the time the options were granted, ranging from one to four years (which is equal to the requisite service period) prior to the acceleration of vesting noted below. The Company does not intend to pay dividends on unexercised options. New shares of the Company’s common stock are issued when the options are exercised.

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of December 31, 2009:

	Number of shares of the Company’s common stock authorized for issuance		Number of shares of the Company’s common stock remaining available for future grants	Number of shares of the Company’s common stock subject to
				Options	Stock Grants
1997 Plan	428,572		—	11,034	—
2003 Plan	1,400,000		—	745,366	—
2006 Plan	1,800,000	(1)	23,628	674,476	2,000

Total	3,628,572		23,628	1,430,876	2,000

(1)	On May 21, 2008, the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2006 Plan by 1,000,000 shares from 800,000 shares to 1,800,000 shares.

The Company chose to follow the short-cut method prescribed by ASC 718 to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 (“APIC pool”). There was no effect on the Company’s financial results for 2007, 2008 or 2009 related to the application of the short-cut method to determine its APIC pool balance.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009 as all of the outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 (the date of acceleration of all of the then outstanding unvested stock options) for the years ended December 31, 2007 and 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC 718, and amounted to approximately $1.4 million (net of tax of $996,000) and $6.3 million (net of tax of $2.5 million), respectively. On December 30, 2008, the Compensation Committee of the Board approved, effective as of that date, the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock awarded subsequent to December 31, 2005 to eligible employees, directors and consultants, including stock options and restricted stock granted to executive officers and non-employee directors, under the 2006 Plan; provided the equity holder was actively an employee, director or consultant of the Company on December 30, 2008. All other terms of the stock options and restricted stock remained the same. Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 30, 2008 for the year ended December 31, 2009 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC 718 and totaled approximately $291,000 (net of tax of approximately $11,000). ASC 718 requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the years ended December 31, 2007, 2008 and 2009, the amount of excess tax benefits resulting from the exercise of stock options was approximately $680,000, $185,000 and $140,000, respectively. For the years ended December 31, 2008 and 2009, the Company had tax shortfalls resulting from the exercise of stock options of approximately $1.5 million and $45,000, respectively. The excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for the years ended December 31, 2007, 2008 and 2009 in the accompanying consolidated statements of cash flows.

Prior to the acceleration of vesting in December 2008, stock-based compensation expense was amortized over the vesting period of three to four years with approximately 30% and 32% recorded as client services expense, and 70% and 68% as general and administrative expense in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2008, respectively. For stock-based compensation awards granted subsequent to December 30, 2008, the associated expense is amortized over the vesting period of three years with approximately 55% recorded as client services expense, 36% as cost of non-emergency transportation services and 9% as general and administrative expense in the Company’s consolidated statement of operations for the year ended December 31, 2009.

The following table summarizes the stock option activity for the year ended December 31, 2009:

	Year ended December 31, 2009
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	1,351,112	$21.45
Granted	175,000	11.17
Exercised	(48,100)	3.12
Forfeited or expired	(47,136)	20.16

Outstanding at end of period	1,430,876	$20.85	6.5	$2,294,111

Vested or expected to vest at end of period	1,418,897	$20.94	6.5	$2,244,388

Exercisable at end of period	1,275,876	$22.04	6.2	$1,565,361

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2007, 2008 and 2009 were as follows:

	Year ended December 31,
	2007	2008	2009
Weighted-average grant date fair value	$10.75	$6.85	$8.52
Options exercised:
Total intrinsic value	$1,269,993	$488,921	$460,471
Cash received	$2,353,495	$469,320	$149,667

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock during the year ended December 31, 2009:

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2008	—	$—
Granted	2,000	$13.07
Vested	—	$—
Forfeited	—	$—

Non-vested at December 31, 2009	2,000	$13.07

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of December 31, 2009, there was approximately $1.1 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.36 years. The total fair value of shares vested was $1.6 million, $10.0 million and $0 for the years ended December 31, 2007, 2008 and 2009, respectively.

The fair value of each stock option awarded during the years ended December 31, 2007, 2008 and 2009 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Year ended December 31,
	2007	2008	2009
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	34.1%-34.5%	34.7%-89.3%	91.6%-95.7%
Risk-free interest rate	4.7%-4.9%	1.6%-3.5%	1.7%-2.7%
Expected life of options	6	5-6	6

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and the expected stock price volatility were based on the Company’s historical data. Implied volatility was not considered due to the low volume of traded options on the Company’s common stock.

14.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

	Year ended December 31,
	2007	2008	2009
Numerator:
Net income (loss) available to common stockholders, basic and diluted	$14,388,674	$(155,604,673)	$21,125,607
Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	11,865,402	12,531,869	13,130,092
Effect of dilutive securities:
Common stock options and restricted stock awards	181,719	—	81,301

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares assumed conversion	12,047,121	12,531,869	13,211,393

Basic earnings (loss) per share	$1.21	$(12.42)	$1.61

Diluted earnings (loss) per share	$1.19	$(12.42)	$1.60

All potentially dilutive securities were anti-dilutive for purposes of computing diluted earnings per share for the year ended December 31, 2008 as the Company recorded a net loss available to common stockholders for this period. For the years ended December 31, 2007 and 2009, employee stock options to purchase 21,826 and 11 shares, respectively, of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been anti-dilutive. The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the years ended December 31, 2007, 2008 and 2009 as it would have been antidilutive.

15.    Leases

Sale-leaseback

The Company sold its corporate office building in Tucson, Arizona in 2005 and leased the office space back. As a result of this transaction, a gain of approximately $185,000 was deferred and is being amortized to income in proportion to rent charged over the initial seven year term of the lease. Approximately $27,000 of the realized gain was recognized for each of the years ended December 31, 2007, 2008 and 2009, respectively. At December 31, 2009, the remaining deferred gain of approximately $75,000 is shown as “Deferred revenue” in the Company’s consolidated balance sheet. The minimum lease payments required by this lease are reflected in the future minimum payments under the non-cancellable operating leases table below.

Capital leases

The Company acquired leases for certain vehicles classified as capital leases in connection with the acquisition of LogistiCare in December 2007. Additionally, the Company has various capital leases related to office equipment. The cost of vehicles and equipment under capital leases is included in the accompanying consolidated balance sheet at December 31, 2008 and 2009 as property and equipment and was approximately $313,000 and $75,000, respectively. Accumulated amortization of the leased vehicles and equipment at December 31, 2008 and 2009 was approximately $88,000 and $13,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense in the consolidated statement of operations for the years ended December 31, 2007, 2008 and 2009. Capital lease obligations of approximately $100,000 and $65,000 as of December 31, 2008 and 2009, respectively, are included in “Accrued expenses” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

Operating leases

The Company leases many of its operating and office facilities for various terms under non-cancelable operating lease agreements. The leases expire in various years and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid as of December 31, 2009 was approximately $334,000 and was included in “Accrued expenses” in the accompanying consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2009:

	Capital Leases	Operating Leases
2010	$22,989	$12,005,955
2011	22,989	8,031,831
2012	20,565	4,560,178
2013	15,460	2,358,301
2014	7,127	763,866
Thereafter	—	488,871

Total future minimum lease payments	89,130	$28,209,002

Less: amount representing interest	24,096

Present value of net minimum lease payments (including current portion of $13,291)	$65,034

Rent expense related to operating leases was approximately $10.0 million, $15.1 million and $16.8 million, for the years ended December 31, 2007, 2008 and 2009, respectively.

16.    Retirement Plan

Social Services

The Company maintains qualified defined contribution plans under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”), for all employees of its Social Services operating segment as well as corporate personnel. The Company, at its discretion, may make a matching contribution to the plans. The Company’s contributions to the plans were approximately $115,000, $375,000 and $399,000, for the years ended December 31, 2007, 2008 and 2009, respectively.

On August 31, 2007, the Board adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for the Company’s eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. As of December 31, 2009, there were seven participants in the Deferred Compensation Plan.

NET Services

The Company maintains a qualified defined contribution plan under Section 401(k) of the IRC for all employees of its NET Services operating segment. Under this plan, the Company may contribute an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, the Company may also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event will participant shares of the Company’s matching contribution exceed 1.25% of participants’ compensation for the plan year. For the period from December 7, 2007 (effective date of the LogistiCare acquisition) to December 31, 2007, the Company made contributions to this plan in the amount of approximately $6,000 and for the years ended December 31, 2008 and 2009, the Company made contributions to this plan totaling approximately $107,000 and $213,000, respectively.

The Company also maintains a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of its NET Services operating segment. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. As of December 31, 2009, there were 19 highly compensated employees who participated in this plan.

17.    Income Taxes

The federal and state income tax provision (benefit) is summarized as follows:

	Year ended December 31,
	2007	2008	2009
Federal:
Current	$5,471,148	$287,101	$8,325,467
Deferred	1,515,996	(10,274,362)	2,320,618

	6,987,144	(9,987,261)	10,646,085
State
Current	$1,793,575	$2,199,934	$1,913,762
Deferred	267,529	(4,092,234)	(274,230)

	2,061,104	(1,892,300)	1,639,532
Foreign
Current	$701,401	$(245,018)	$(371,785)
Deferred	(27,668)	(186,963)	253,226

	673,733	(431,981)	(118,559)

Total provision (benefit) for income taxes	$9,721,981	$(12,311,542)	$12,167,058

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2007	2008	2009
Federal statutory rates	35%	35%	35%

Federal income tax at statutory rates	$8,438,731	$(58,790,996)	$11,652,434
Goodwill impairment	—	46,634,045	—
Change in valuation allowance	60,000	54,165	95,501
State income taxes, net of federal benefit	1,237,604	(1,229,995)	635,692
Difference between federal statutory and foreign tax rate	(68,083)	29,340	(33,533)
Stock option expense	—	837,047	96,380
Meals and entertainment	124,138	95,619	92,587
Other	(70,409)	59,233	(372,003)

Provision (benefit) for income taxes	$9,721,981	$(12,311,542)	$12,167,058

Effective income tax rate	40%	7%	37%

The Company’s effective income tax rate for 2008 was significantly lower than 2007 and 2009. For 2008, approximately $133.2 million of the total goodwill impairment charge of approximately $156.7 million was not deductible for income tax purposes as the goodwill was related to the Company’s acquisition of the equity interest in several businesses. As a result, the Company’s effective income tax rate for 2008 decreased.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2009
Deferred tax assets:
Net operating loss carryforwards	$4,563,000	$1,579,000
Accounts receivable allowance	1,492,000	1,520,000
Property and equipment depreciation	213,000	292,000
Accrued items and prepaids	1,186,000	2,537,000
Nonqualified stock options	1,032,000	993,000
AMT credit carryforward	333,000	—
Interest rate swap	653,000	145,000
Other	203,000	226,000

	9,675,000	7,292,000
Deferred tax liabilities:
Prepaids	767,000	876,000
Property and equipment depreciation	337,000	1,602,000
Goodwill and intangibles amortization	13,214,000	12,138,000
Other	274,000	340,000

	14,592,000	14,956,000

Net deferred tax liabilities	(4,917,000)	(7,664,000)
Less valuation allowance	(422,000)	(518,000)

Net deferred tax liabilities	$(5,339,000)	$(8,182,000)

Current deferred tax assets, net of $252,000 and $340,000 valuation allowance for 2008 and 2009, respectively	$4,757,000	$3,558,000
Noncurrent deferred tax liabilities, net of $170,000 and $178,000 valuation allowance for 2008 and 2009, respectively	(10,096,000)	(11,740,000)

	$(5,339,000)	$(8,182,000)

At December 31, 2009, the Company had approximately $731,000 of federal net operating loss carryforwards which expire in years 2011 through 2025 and $32.8 million of state net operating loss carryforwards which expire as follows:

2012	1,087,000
2013	502,000
2014	245,000
Thereafter	30,962,000

$32,796,000

As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the IRC), the Company’s ability to utilize its federal net operating losses is restricted. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized, to the extent they are not covered by a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net change in the total valuation allowance for the year ended December 31, 2009 was $96,000. The valuation allowance includes $10.8 million of state net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2007, 2008 and 2009 in the amount of $680,000, $185,000 and $140,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income (loss).

The Company recognized a tax shortfall related to stock option plans for the years ended December 31, 2008 and 2009 in the amount of $1.5 million and $45,000. This was recorded as a reduction of deferred tax assets and a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income (loss).

The Company is not aware of any issues that would cause a significant amount of unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2007, 2008 and 2009, the Company recognized approximately $0, $0 and $7,000, respectively, in interest and penalties. The Company had approximately $0 and $7,000 for the payment of penalties and interest accrued as of December 31, 2008 and 2009. A reconciliation of the liability for unrecognized income tax benefit is as follows:

	December 31,
	2007	2008	2009
Unrecognized tax benefits, beginning of year	$—	$—	$169,000
Increase (decrease) related to prior year positions	—	169,000	(44,000)
Increase related to current year tax positions	—	—	—
Settlements	—	—	(6,000)

Unrecognized tax benefits, end of year	$—	$169,000	$119,000

As of December 31, 2009, none of the unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States, four years for Canada, and between eighteen months and four years for states. The Company is subject to the following material taxing jurisdictions: United States, Canada, California, and Virginia. The tax years that remain open for examination by the United States, and Virginia jurisdictions are years ended December 31, 2006, 2007, 2008 and 2009; the California filings that remain open to examination are years ended December 31, 2005, 2006, 2007, 2008 and 2009.

Residual United States income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiary. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes payable to Canada less an adjustment for foreign tax credits. As of December 31, 2009 there were no undistributed earnings in the foreign subsidiary as it had cumulative losses.

18.    Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $273,000 and $457,000 at December 31, 2008 and 2009, respectively.

The Company may be obligated to pay an amount up to $650,000 to the sellers under an earn out provision pursuant to a formula specified in an asset purchase agreement dated July 1, 2009 by which the Company acquired certain assets of an entity located in California. The earn out payment as such term is defined in the asset purchase agreement, if earned, will be paid in cash. The earn out period ends on December 31, 2013. If the contingency is resolved in accordance with the related provisions of the asset purchase agreement and the additional consideration becomes distributable, the Company will record the fair value of the consideration issued as an additional cost to acquire the associated assets, which will be charged to earnings.

19.    Transactions with Related Parties

Mr. Geringer, one of the Company’s directors, resigned from his position as a member of the Board on April 10, 2008. Prior to his resignation the following transaction was deemed to be a related party transaction. Mr. Geringer is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc. (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was signed and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $230,000 and $245,000 for the years ended December 31, 2007 and 2008, respectively, under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $393,000, $509,000 and $292,000 for the years ended December 31, 2007, 2008 and 2009, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2008 and 2009 were approximately $448,000 and $281,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for approved business travel purposes on an as needed basis subject to a joint operating agreement and regulated by Federal Aviation Administration Code of Federal Regulations 91:501. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company currently pays a flat fee of $9,000 per month plus incidental costs such as fuel and landing fees. For the years ended December 31, 2007, 2008 and 2009, the Company expensed amounts related to Las Montanas Aviation, LLC of approximately $133,000, $76,000 and $119,000, respectively, for use of the airplane for business travel purposes. The plane is available for use related to the Company’s business only when commercial flights are not practical. During 2009, the Company utilized the plane ten times. The logged hours for these trips totaled 31.5 for an aggregated cost of approximately $119,000.

20.    Subsequent Events

On January 7, 2010, the Board authorized a voluntary prepayment on the term loan under the credit and guaranty agreement, as amended, of $5.0 million. The prepayment was made on January 11, 2010.

Effective March 11, 2010, the Company entered into an interest rate swap to convert its floating rate long-term debt to fixed rate debt. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. The Company entered into the interest rate swap with a notional amount of $63.4 million maturing on December 13, 2010. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of interest of .58% with settlement occurring quarterly. The Company has designated the interest rate swap as a cash flow hedge under ASC 815.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2009) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2009.

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

Item 9B.	Other Information.

Submission of Matters to a Vote of Security Holders

On November 19, 2009, we held a Special Meeting of Stockholders, or Special Meeting, for the following purposes:

a)	To ratify the adoption by our board of directors, or Board, of the Preferred Stock Rights Agreement, dated December 9, 2008, and as amended on October 9, 2009, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as rights agent, or Rights Agreement. The proposal to ratify the adoption by the Board of the Rights Agreement was approved by the stockholders as follows:

Votes For	8,549,549
Votes Against	2,308,406
Abstentions	2,969
Broker Non-Votes	—

b)	To approve an adjournment of the Special Meeting, if necessary, to allow additional time for further solicitation of proxies in the event there are insufficient votes present at the Special Meeting, in person or by proxy, to ratify the adoption of the Rights Agreement (referred to as the Authorization to Adjourn the Special Meeting). The proposal to approve the Authorization to Adjourn the Special Meeting was approved by the stockholders as follows:

Votes For	8,438,451
Votes Against	2,417,454
Abstentions	5,019
Broker Non-Votes	—

Amendments to Bylaws

On March 10, 2010, the Board approved amendments to our amended and restated bylaws, referred to as the Restated Bylaws, which amendments were effective upon approval and adoption by the Board and are attached as Exhibit 3.2 to this report on Form 10-K. To avoid the potential for confusion as to what are the requisite window periods for the delivery of an advance notice of either a stockholder proposal or nomination of a candidate for election as a director in connection with an Annual Meeting of Stockholders, Article I, Section 1.07(c) (Notice of Stockholder Proposals) and Article II, Section 2.02(a)(2) (Notice of Nominations for Directors) were amended to remove the prior references to the advance notice dates for stockholder proposals and director nominations that were no longer applicable to stockholder meetings held after the 2009 annual meeting and to clarify that (i) stockholders must provide us with advance notice of proposals and director nominations intended for consideration at an annual meeting of stockholders during the 60 calendar day period ending on the 60th calendar day prior to the first anniversary of the immediately preceding year’s annual meeting, or (ii) in the event that no annual meeting was held in the previous year or the annual meeting is called for a date that is more than 30 calendar days earlier or more than 60 calendar days later than such anniversary date, notice by the stockholder in order to be timely must be so delivered or received not earlier than the close of business on the 120th calendar day prior to the date of such annual meeting and not later than the close of business on the later of the 60 th calendar day prior to the date of such annual meeting, or if the first public disclosure of the date of such annual meeting is less than 70 calendar days prior to the date of such annual meeting, the 10th calendar day following the day on which public disclosure of the date of such annual meeting is first made by us. These amendments to the Restated Bylaws do not modify the advance notice deadlines previously disclosed in our 2009 Annual Meeting proxy statement. As previously disclosed, in order for a stockholder to bring a proposal (other than proposals sought to be included in our 2010 Annual Meeting proxy statement pursuant to Rule 14a-8 of the Exchange Act or otherwise) before, or make a nomination at, the 2010 Annual Meeting of stockholders, such stockholder must deliver a written notice of notice of such proposal and/or nomination to, or it must be mailed and received by, our Corporate Secretary at our principal executive offices, located at 5524 East Fourth Street, Tucson, Arizona 85711, no earlier than February 16, 2010 and no later than the close of business on April 16, 2010. Stockholders are also advised to review our Restated Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated by reference from our 2010 Proxy Statement including, but not necessarily limited to, the sections “Proposal 1 – Election of Directors” and “Corporate Governance”.

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

Item 11.	Executive Compensation.

Information required by this Item is incorporated by reference from our 2010 Proxy Statement including, but necessarily limited to, the sections “Corporate Governance” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated by reference from our 2010 Proxy Statement including, but not necessarily limited to, the sections “Voting Securities of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2009 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	1,430,876	$20.83	23,628
Equity compensation plans not approved by security holders	—	—	—

Total	1,430,876	$20.83	23,628

(1)	Columns (a) and (b) include 1,430,876 shares issuable upon exercise of outstanding stock options.

(2)	The number of shares shown in column (c) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended. No additional stock options or other stock-based awards may be granted under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from our 2010 Proxy Statement including, but not necessarily limited to, the section “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference from our 2010 Proxy Statement including, but not necessarily limited to, the section “Independent Public Accountants”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2008 and 2009;

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009;

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) at December 31, 2007, 2008 and 2009; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year Ended December 31, 2009:
Allowance for doubtful accounts	$3,433,689	$3,827,626	$3,615,325	(1)	$7,975,249	(4)	$2,901,391
Deferred tax valuation allowance	422,428	95,402	—		—		517,830

Year Ended December 31, 2008:
Allowance for doubtful accounts	$2,615,681	$3,768,117	$1,635,782	(2)	$4,585,891	(4)	$3,433,689
Deferred tax valuation allowance	368,263	54,165	—		—		422,428

Year Ended December 31, 2007:
Allowance for doubtful accounts	$5,336,864	$675,378	$980,245	(3)	$4,376,806	(4)	$2,615,681
Deferred tax valuation allowance	371,452	—	—		3,189		368,263

Notes:

(1)	Amounts primarily include the allowance for contractual adjustments related to our non-emergency transportation services operating segment that are recorded as adjustments to non-emergency transportation services revenue as well as certain reclassifications within the “Accounts Receivable-billed” line item of the consolidated balance sheets made to conform with the current period presentation of the allowance for doubtful accounts in this schedule related to our correctional services business.
(2)	Amount primarily represents the allowance for contractual adjustments related to our non-emergency transportation management services operating segment that are recorded as adjustments to non-emergency transportation services revenue.
(3)	Beginning balance for allowance for doubtful accounts for Maple Star Oregon and LogistiCare, Inc.
(4)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1(1)	Purchase Agreement dated as of February 1, 2006 by and between The Providence Service Corporation and A to Z In-Home Tutoring, LLC, Scott Hines and Ann-Riley Caldwell, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2(2)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A Pille, Keith F. Noble and Marilyn L. Nolan. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(3)	Asset Purchase Agreement dated as of August 4, 2006 by and between Providence Community Services, Inc., a wholly owned subsidiary of The Providence Service Corporation, and Ross Education, LLC and The Providence Service Corporation (as Guarantor). (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4(4)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.5(5)	Asset Purchase Agreement dated as of October 5, 2007 by and among Children’s Behavioral Health, Inc., Family & Children’s Services, Inc. and Mary L. White, as shareholder. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6(6)	Agreement and Plan of Merger, dated as of November 6, 2007, by and among The Providence Service Corporation, Charter LCI Corporation, CLCI Agent, LLC, as Stockholders’ Representative, and PRSC Acquisition Corporation, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1(7)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 10, 2008.

3.2	Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010.

4.1(8)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(9)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(10)	Preferred Stock Rights Agreement, dated as of December 9, 2008, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

4.4(11)	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of October 9, 2009, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(12)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(13)	2003 Stock Option Plan, as amended.

+10.3(14)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(15)	Providence Service Corporation Deferred Compensation Plan.

10.6(9)	Note Purchase Agreement, dated November 6, 2007, by and among The Providence Service Corporation and the purchasers named therein. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.7(8)	Amendment No. 1 to Note Purchase Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.8(8)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.9(16)	Credit and Guaranty Agreement, dated as of December 7, 2007, by and among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. and SunTrust Bank, ING Capital LLC and Royal Bank of Canada, the other lenders party thereto and CIT Capital Securities LLC, as sole lead arranger and bookrunner. (Certain schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.10(17)	Amendment No. 1 dated as of March 11, 2009 to the Credit and Guarantee Agreement among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. SunTrust Bank, ING Capital LLC and Royal Bank of Canada.

+10.12(18)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.13(7)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.14(18)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

+10.15(7)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

+10.16(18)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

+10.17(7)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

+10.18(18)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

+10.19(7)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

+10.20	Employment Agreement of Herman Schwarz dated as of November 6, 2007.

+10.21	Amendment No. 1 dated January 1, 2009 to the Employment Agreement of Herman Schwarz dated as of November 6, 2007.

+10.22	Amendment No. 2 dated May 19, 2009 to the Employment Agreement of Herman Schwarz dated as of November 6, 2007.

+10.23(19)	Annual Incentive Compensation Plan.

+10.24(20)	Form of Restricted Stock Agreements, as amended.

+10.25(21)	Form of Stock Option Agreements.

10.26(22)	Consulting Agreement dated as of April 11, 2008 between The Providence Service Corporation and Steven I. Geringer.

12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of McGladrey & Pullen, LLP.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.
(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.
(7)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009.
(8)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

(9)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008.
(11)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009.
(12)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(13)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(14)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 25, 2008.
(15)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.
(16)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.
(17)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009.
(18)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.
(19)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008.
(20)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
(21)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(22)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer

Dated: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FLETCHER JAY MCCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/S/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/S/ TERENCE J. CRYAN Terence J. Cryan	Director	March 12, 2010

/S/ HUNTER HURST, III Hunter Hurst, III	Director	March 12, 2010

/S/ KRISTI L. MEINTS Kristi L. Meints	Director	March 12, 2010

/S/ CRAIG A. NORRIS Craig A. Norris	Director; Chief Operating Officer	March 12, 2010

/S/ WARREN S. RUSTAND Warren S. Rustand	Director	March 12, 2010

/S/ RICHARD SINGLETON Richard Singleton	Director	March 12, 2010