Form 10-Q
period 2010-03-31
PROVIDENCE SERVICE CORP
filed 2010-05-06
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 4, 2010, there were outstanding 12,925,425 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2009	March 31, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,157,429	$55,510,771
Accounts receivable—billed, net of allowance of
$2.9 million in 2009 and $4.3 million in 2010	80,458,245	88,498,258
Accounts receivable—unbilled	329,577	305,373
Management fee receivable	7,160,001	7,130,311
Other receivables	4,118,213	3,495,967
Restricted cash	8,153,610	8,505,660
Prepaid expenses and other	12,439,613	12,018,770
Deferred tax assets	3,558,034	3,037,546

Total current assets	167,374,722	178,502,656
Property and equipment, net	11,166,272	12,526,247
Goodwill	113,672,945	113,739,588
Intangible assets, net	73,963,261	72,151,138
Restricted cash, less current portion	5,941,924	5,942,243
Other assets	10,987,542	10,780,588

Total assets	$383,106,666	$393,642,460

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$17,480,918	$17,815,165
Accounts payable	4,010,560	4,560,600
Accrued expenses	33,389,729	38,345,031
Accrued transportation costs	40,907,527	47,161,380
Deferred revenue	8,347,258	7,972,809
Current portion of interest rate swap	372,408	93,576
Reinsurance liability reserve	12,644,670	10,757,110

Total current liabilities	117,153,070	126,705,671
Long-term obligations, less current portion	186,732,342	177,775,393
Other long-term liabilities	5,143,322	6,137,712
Deferred tax liabilities	11,740,340	10,912,647

Total liabilities	320,769,074	321,531,423
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,521,959 and 13,536,793 issued and outstanding (including treasury shares)	13,522	13,537
Additional paid-in capital	170,551,301	170,701,000
Retained deficit	(102,128,229)	(93,021,133)
Accumulated other comprehensive loss, net of tax	(1,675,572)	(1,158,937)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	55,377,055	65,150,500
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	62,337,592	72,111,037

Total liabilities and stockholders’ equity	$383,106,666	$393,642,460

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
	2009	2010
Revenues:
Home and community based services	$72,690,740	$76,465,480
Foster care services	8,947,853	8,735,268
Management fees	3,592,322	3,294,945
Non-emergency transportation services	101,481,252	132,463,701

	186,712,167	220,959,394
Operating expenses:
Client service expense	66,874,477	73,644,411
Cost of non-emergency transportation services	89,821,531	113,487,655
General and administrative expense	11,890,715	10,787,851
Depreciation and amortization	3,084,198	3,126,698

Total operating expenses	171,670,921	201,046,615

Operating income	15,041,246	19,912,779

Other (income) expense:
Interest expense	5,314,021	4,374,393
Interest income	(115,950)	(71,351)

Income before income taxes	9,843,175	15,609,737

Provision for income taxes	3,966,519	6,502,641

Net income	$5,876,656	$9,107,096

Earnings per common share:
Basic	$0.45	$0.69

Diluted	$0.44	$0.66

Weighted-average number of common shares outstanding:
Basic	13,115,018	13,166,784
Diluted	14,851,279	14,936,288

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2009	2010
Operating activities
Net income	$5,876,656	$9,107,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,159,667	1,202,280
Amortization	1,924,531	1,924,418
Amortization of deferred financing costs	998,344	628,787
Provision for doubtful accounts	486,577	1,929,599
Deferred income taxes	827,537	(502,709)
Stock based compensation	773	118,853
Excess tax benefit upon exercise of stock options	—	(18,382)
Other	147,391	(145,937)
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable	(9,958,332)	(9,753,990)
Management fee receivable	59,076	29,691
Other receivables	(179,146)	388,388
Restricted cash	(127,363)	(305,008)
Reinsurance liability reserve	(347,147)	(892,119)
Prepaid expenses and other	3,385,502	385,397
Accounts payable and accrued expenses	2,869,765	5,470,317
Accrued transportation costs	(694,280)	6,253,853
Deferred revenue	1,313,319	(394,387)
Other long-term liabilities	23,427	(28,099)

Net cash provided by operating activities	7,766,297	15,398,048
Investing activities
Purchase of property and equipment, net	(666,960)	(2,523,555)
Acquisition of businesses, net of cash acquired	(3,735)	—
Restricted cash for contract performance	51,142	(47,362)
Purchase of short-term investments, net	(65,022)	(30,906)
Collection of notes receivable	106,599	—

Net cash used in investing activities	(577,976)	(2,601,823)
Financing activities
Proceeds from common stock issued pursuant to stock option exercise	—	69,409
Excess tax benefit upon exercise of stock options	—	18,382
Repayment of long-term debt	(3,568,923)	(8,622,702)
Debt financing costs	(769,456)	—
Capital lease payments	(34,414)	(3,124)

Net cash used in financing activities	(4,372,793)	(8,538,035)

Effect of exchange rate changes on cash	(31,281)	95,152

Net change in cash	2,784,247	4,353,342
Cash at beginning of period	29,364,247	51,157,429

Cash at end of period	$32,148,494	$55,510,771

Supplemental cash flow information:
Cash paid for interest	$3,927,552	$2,900,451

Cash paid for income taxes	$321,344	$4,469,748

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

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

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of March 31, 2010, the Company operated in 43 states, and the District of Columbia, United States, and British Columbia, Canada.

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

Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81% of the Company’s revenue for the three months ended March 31, 2009 and 2010. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the three months ended March 31, 2009 and 2010, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2009 and March 31, 2010, approximately $13.9 million, or 22.2%, and $14.4 million, or 20.0%, of the Company’s net assets, respectively, were located in Canada. In addition, approximately $4.7 million, or 2.5%, and $5.5 million, or 2.5%, of the Company’s consolidated revenue for the three months ended March 31, 2009 and 2010, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future Canadian operations and, as a result, harm its overall business.

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

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $372,000 and $94,000 as of December 31, 2009 and March 31, 2010, respectively, which was classified as “Current portion of interest rate swap” in the accompanying condensed consolidated balance sheets at December 31, 2009 and March 31, 2010.

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

At December 31, 2009 and March 31, 2010, approximately $4.4 million and $4.9 million, respectively, of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $14.1 million and $14.4 million of restricted cash at December 31, 2009 and March 31, 2010, respectively, as follows:

	December 31, 2009	March 31, 2010
Collateral for letters of credit—Contractual obligations	$418,000	$418,000
Contractual obligations	786,801	1,091,809

Subtotal restricted cash for contractual obligations	1,204,801	1,509,809

Collateral for letters of credit—Reinsured claims losses	4,041,000	4,041,000
Escrow—Reinsured claims losses	8,849,733	8,897,094

Subtotal restricted cash for reinsured claims losses	12,890,733	12,938,094

Total restricted cash	14,095,534	14,447,903
Less current portion	8,153,610	8,505,660

	$5,941,924	$5,942,243

Of the restricted cash amount at December 31, 2009 and March 31, 2010:

•	$418,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $787,000 and $1.1 million was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”) at December 31, 2009 and March 31, 2010, respectively;

•

approximately $4.0 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets;

•

approximately $1.6 million and $1.7 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program at December 31, 2009 and March 31, 2010, respectively; and

•

approximately $7.2 million was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with the acquisition of Charter LCI Corporation in 2007).

At March 31, 2010, approximately $4.4 million, $1.7 million, $7.0 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $1.1 million is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes, the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2009 and March 31, 2010.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying condensed consolidated balance sheets at December 31, 2009 and March 31, 2010.

The Exchangeable Shares and the 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares noted above are subject to a Settlement and Indemnification Agreement dated November 17, 2009 (“Indemnification Agreement”) by and between the Company and the sellers of WCG. The Indemnification Agreement secures the Company’s claims for indemnification and associated rights and remedies provided by the Share Purchase Agreement (under which the Company acquired all of the equity interest in WCG on August 1, 2007) arising from actions taken by British Columbia to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. The actions taken by British Columbia resulted in an approximate CAD $3.0 million dispute and termination of one of its six provincial contracts with WCG, which the Company is disputing. Under the Indemnification Agreement, the sellers have agreed to transfer their rights to the Exchangeable Shares and 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares to the Company to indemnify the Company against any losses suffered by the Company as the result of an unfavorable ruling upon the conclusion of arbitration. On April 14, 2010, an arbitration award was issued as is more fully described below in note 14.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants for the three months ended March 31, 2009 and 2010 were based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC Topic 718-Compensation-Stock Compensation (“ASC 718”) and totaled approximately $800 (net of tax of $0) and $115,000 (net of tax of $4,000), respectively. ASC 718 requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the three months ended March 31, 2009 and 2010, the amount of excess tax benefits resulting from the exercise of stock options was approximately $0 and $18,000. These amounts are reflected as cash flows from financing activities for the three months ended March 31, 2009 and 2010 in the accompanying condensed consolidated statements of cash flows.

As of March 31, 2010, there was approximately $971,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2006 Long-Term

Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 2.1 years.

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

New Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17-Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810-Consolidation related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entities (“QSPEs”) for consolidation, changes the approach to determining a variable interest entities (“VIEs”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. On January 1, 2010, the Company adopted ASU 2009-17. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06-Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted ASU 2010-06 as of January 1, 2010 with respect to the provisions required to be adopted as of January 1, 2010. The adoption of these provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. The Company does not believe that the provisions of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 will have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-08-Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 is the result of the FASB’s review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging (Subtopic 815-15) may cause a change in the application of that Subtopic and special transition provisions are provided for those amendments. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after February 2, 2010. On January 1, 2010, the Company adopted ASU 2010-08. The adoption of ASU 2010-08 did not have a material impact on the Company’s consolidated financial statements.

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

3. Fair Value Measurements

ASC Topic 820-Fair Value Measurement and Disclosures (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2009 and March 31, 2010:

	Total Carrying Value	Fair Value Measurement Using
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap at December 31, 2009	$(372,408)	$—	$(372,408)	$—

Interest rate swap at March 31, 2010	$(93,576)	$—	$(93,576)	$—

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

4. Other Receivables

At December 31, 2009 and March 31, 2010, insurance premiums of approximately $3.3 million and $2.6 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying condensed consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at March 31, 2010 were approximately $2.4 million, of which approximately $554,000 was classified as “Other receivables” and approximately $1.9 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2009 were approximately $2.3 million, of which approximately $805,000 was classified as “Other receivables” and approximately $1.5 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

5. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2009	March 31, 2010
Prepaid payroll	$2,578,670	$2,612,611
Prepaid insurance	2,242,499	2,246,379
Prepaid taxes	1,576,956	1,268,576
Prepaid rent	743,402	789,652
Provider advances	83,265	125,704
Prepaid maintenance agreements and copier leases	634,474	680,052
Prepaid bus tokens and passes	1,076,377	890,833
Prepaid commissions and brokerage fees	608,566	513,355
Interest receivable—certificates of deposit	889,156	920,062
Other	2,006,248	1,971,546

Total prepaid expenses and other	$12,439,613	$12,018,770

6. Long-Term Obligations

	December 31, 2009	March 31, 2010
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest due June 2010	$618,680	$618,680
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010, which has been paid subsequent to March 31, 2010	1,800,000	1,800,000
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% (effective rate of 6.74% at March 31, 2010) through December 2010	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly (as described below) through December 2013	131,794,580	123,171,878

	204,213,260	195,590,558
Less current portion	17,480,918	17,815,165

	$186,732,342	$177,775,393

On January 7, 2010, the Board authorized a voluntary prepayment on the term loan under the Credit and Guaranty Agreement with CIT Healthcare and the lenders party thereto, as amended (“Credit Agreement”) of $5.0 million. The prepayment was made on January 11, 2010.

The carrying amount of the long-term obligations approximated its fair value at December 31, 2009 and March 31, 2010. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

7. Interest Rate Swap

In February 2008, the Company entered into an interest rate swap to convert a portion of its floating rate long-term debt expense to fixed rate debt expense. The purpose of this instrument was to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company held this derivative only for the purpose of hedging such risks, not for speculation. Under the swap agreement, the Company paid 3.026% and received three-month LIBOR on a notional amount of $86.5 million through February 2010. The Company designated the interest rate swap as a cash flow hedge under ASC 815. Prior to amending the Company’s Credit Agreement, the Company anticipated that it would not be in compliance with certain financial covenants as of December 31, 2008. As a result, during the first quarter of 2009, the Company’s long-term debt was converted from a LIBOR Loan to a Base Rate Loan in accordance with the terms of the Credit Agreement beginning February 27, 2009 through April 1, 2009. The swap was de-designated and all changes in the fair value of the swap from the last effective date (January 31, 2009) were recognized in earnings. Additionally, the balance in other comprehensive loss at January 31, 2009 was recognized to income ratably through the maturity date of the swap in February 2010. On March 31, 2009, the swap was re-designated as a cash flow hedge under ASC 815 and beginning April 2, 2009 the Company’s long-term debt was converted from a Base Rate Loan to a LIBOR Loan.

Upon the expiration of the interest rate swap discussed above, the Company entered into a new interest rate swap to convert its floating rate long-term debt to fixed rate debt effective March 11, 2010. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. The Company entered into the interest rate swap with a notional amount of $63.4 million maturing on December 13, 2010. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of interest of .58% with settlement occurring monthly. The Company has designated the interest rate swap as a cash flow hedge under ASC 815. Additionally, the swap’s effectiveness is evaluated monthly and effective gains and losses are accumulated in other comprehensive loss until the hedged interest expense is accrued.

The fair value amounts in the condensed consolidated balance sheets at December 31, 2009 and March 31, 2010, related to the Company’s interest rate swap were as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2009	March 31, 2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Current portion of interest rate swap	$372,408	$93,576

Total derivatives designated as hedging instruments under ASC 815		$372,408	$93,576

Total derivatives		$372,408	$93,576

The derivative gains and losses in the condensed consolidated statements of income for the three months ended March 31, 2009 and 2010, related to the Company’s interest rate swap were as follows:

Derivatives in ASC 815 cash flow hedging relationship	Pretax gain (loss) recognized in Other Comprehensive Income on effective portion of derivative	Pretax loss on effective portion of derivative reclassified from Accumulated Other Comprehensive Loss into Income		Ineffective portion of gain (loss) on derivative recognized in income
	Amount	Location	Amount	Location	Amount
Interest rate contract as of March 31, 2009	$121,922	Interest expense	$(246,899)	Interest expense	$(745)

Interest rate contract as of March 31, 2010	$(113,765)	Interest expense	$(300,682)	Interest expense	$1,442

Derivatives not designated as hedging instruments under ASC 815				Location of amounts recognized in income on derivative	Amount of loss recognized in income on derivative
Interest rate contract as of March 31, 2009				Interest expense	$(132,029)

Interest rate contract as of March 31, 2010				Interest expense	$—

Additional information regarding the Company’s interest rate swap is included in notes 2 and 3 above and note 9 below.

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

The following table sets forth certain financial information attributable to the Company’s business segments for the three months ended March 31, 2009 and 2010. In addition, none of the segments have significant non-cash items other than depreciation and amortization in reported income.

	For the three months ended March 31, 2009
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$85,230,915	$101,481,252	$—	$186,712,167

Depreciation and amortization	$1,479,985	$1,604,213	$—	$3,084,198

Operating income	$8,163,753	$6,877,493	$—	$15,041,246

Net interest expense (income)	$(59,229)	$5,257,300	$—	$5,198,071

Total assets	$155,888,054	$206,836,770	$9,372,255	$372,097,079

Capital expenditures	$458,830	$154,684	$53,446	$666,960

	For the three months ended March 31, 2010
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$88,495,693	$132,463,701	$—	$220,959,394

Depreciation and amortization	$1,516,520	$1,610,178	$—	$3,126,698

Operating income	$4,591,335	$15,321,444	$—	$19,912,779

Net interest expense (income)	$(52,726)	$4,355,768	$—	$4,303,042

Total assets	$150,197,184	$213,705,746	$29,739,530	$393,642,460

Capital expenditures	$679,577	$937,230	$906,748	$2,523,555

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of March 31, 2009 and 2010 include cash totaling approximately $6.4 million and $25.9 million, prepaid expenses totaling approximately $755,000 and $956,000, property and equipment totaling approximately $1.4 million and $2.1 million, and other assets of approximately $745,000 and $760,000, respectively.

9. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

At December 31, 2009 and March 31, 2010, there were 13,521,959 and 13,536,793 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2009 and March 31, 2010) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a gain of approximately $388,000 for the three months ended March 31, 2010. In addition, other comprehensive income included an aggregate gain of approximately $129,000, net of tax, which resulted from the accounting for the Company’s interest rate swaps for the three months ended March 31, 2010.

The components of comprehensive income, net of taxes, for the three months ended March 31, 2009 and 2010 were as follows:

	Three months ended March 31,
	2009	2010
Net income	$5,876,656	$9,107,096

Other comprehensive income:
Change related to derivative, net of income tax (A)	273,488	128,881
Foreign currency translation adjustments	(228,981)	387,754

Total other comprehensive income	44,507	516,635

Total comprehensive income	$5,921,163	$9,623,731

(A)	For the three months ended March 31, 2009 and 2010, the change related to derivative was net of a tax provision of $99,662 and $58,036.

The following table reflects changes in common stock, additional paid-in capital and accumulated other comprehensive loss for the three months ended March 31, 2010:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2009	13,521,959	$13,522	$170,551,301	$(1,675,572)
Stock-based compensation	—	—	118,853	—
Exercise of employee stock options, including net tax shortfall of $38,549	14,834	15	30,846	—
Change in fair value of derivative and impact of de-designation, net of income tax of $58,036	—	—	—	128,881
Foreign currency translation adjustments	—	—	—	387,754

Balance at March 31, 2010	13,536,793	$13,537	$170,701,000	$(1,158,937)

10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2009	2010
Numerator:
Net income, basic	$5,876,656	$9,107,096
Effect of interest related to the Notes	682,500	735,501

Net income available to common stockholders, diluted	$6,559,156	$9,842,597
Denominator:
Denominator for basic earnings per share — weighted-average shares	13,115,018	13,166,784
Effect of dilutive securities:
Common stock options and restricted stock awards	57,521	90,764
Notes	1,678,740	1,678,740

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	14,851,279	14,936,288

Basic earnings per share	$0.45	$0.69

Diluted earnings per share	$0.44	$0.66

The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Company’s 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) was included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2010 as they have a dilutive effect. For the three months ended March 31, 2009 and 2010, employee stock options to purchase zero and 830 shares of common stock, respectively, were not included in the computation of diluted earnings per shares as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

11. Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2009 and 2010 was 40.3% and 41.7%, respectively. For the three months ended March 31, 2009 and 2010, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes.

12. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $457,000 and $429,000 at December 31, 2009 and March 31, 2010, respectively.

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

13. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $75,000 and $71,000 for the three months ended March 31, 2009 and 2010, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2009 and March 31, 2010 were approximately $281,000 and $291,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for approved business travel purposes on an as needed basis subject to a joint operating agreement and regulated by Federal Aviation Administration Code of Federal Regulations 91:501. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company currently pays a flat fee of $9,000 per month plus incidental costs such as fuel and landing fees. For the three months ended March 31, 2009 and 2010, the Company expensed amounts related to Las Montanas Aviation, LLC of approximately $40,000 and $27,000, respectively, for use of the airplane for business travel purposes. The plane is available for use related to the Company’s business only when commercial flights are not practical.

14. Subsequent Events

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia regarding British Columbia’s actions to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately $13,000 CAD which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. The arbitration award may be appealed within 60 days of it becoming final. There was no financial statement impact related to this event.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2009 and 2010 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2009.

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

We believe our business model of not owning beds or fleets of vehicles enables us to be nimble in the face of recent uncertain market conditions. We are focused on legislative trends both at the federal and state levels as the federal government has enacted healthcare reform legislation. We believe that the passage of healthcare reform legislation in the first quarter of 2010 could accelerate the demand for our services. In addition, we appointed a chief strategy officer in February 2010, who will be responsible for identifying new markets and new opportunities, develop and execute business and marketing plans and assist our field offices in initiating strategies designed to align local operations with developing payer funding initiatives.

While we believe we are well positioned to benefit from recent healthcare reform legislation and to offer our services to a growing population of individuals eligible to receive our services, there can be no assurances that programs under which we provide our services will receive continued or increased funding. Additionally, there can be no assurance of when the legislation will be implemented or when, and if, we will see any positive impact.

As of March 31, 2010, we provided social services directly to over 62,000 clients, and had 7.9 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from over 305 locations in 43 states, the District of Columbia and British Columbia.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility, which provides funding for general corporate purposes and acquisitions. We remain focused on reducing our debt and in January 2010 we prepaid $5.0 million of our term loan debt under the credit and guaranty agreement, as amended, as more fully described below under the heading entitled “Liquidity and capital resources.”

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

As of March 31, 2010, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of March 31, 2010.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2009.

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

Our chief operating decision maker regularly reviews financial and non-financial information for each individual entity within Social Services. While financial performance in comparison to budget is evaluated on an entity-by-entity basis, our operating entities comprising Social Services are aggregated into one reporting segment for financial reporting purposes because we believe that the operating entities exhibit similar long term financial performance. In addition, our revenues, costs and contribution margins are not significantly affected by allocating more or less resources to individual operating entities within Social Services because the economic characteristics of our business are substantially dependent upon individualized market demographics which affect the amount and type of services in demand as well as our cost structure (primarily payroll and related costs) and contract rates with payers. In conjunction with the financial performance trends, we believe the similar qualitative characteristics of the operating entities we aggregate within Social Services and budgetary constraints of our payers in each market provide a foundation to conclude that the entities that we aggregate within Social Services have similar economic characteristics. Thus, we believe the economic characteristics of our operating entities within Social Services meet the criteria for aggregation into a single reporting segment under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280-Segment Reporting.

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

The following table sets forth the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for the periods presented:

	Three months ended March 31,
	2009	2010
Revenues:
Home and community based services	38.9%	34.6%
Foster care services	4.8	3.9
Management fees	1.9	1.5
Non-emergency transportation services	54.4	60.0

Total revenues	100.0	100.0

Operating expenses:
Client service expense	35.8	33.3
Cost of non-emergency transportation services	48.1	51.4
General and administrative expense	6.4	4.9
Depreciation and amortization	1.7	1.4

Total operating expenses	92.0	91.0

Operating income	8.0	9.0

Non-operating expense (income):
Interest expense (income), net	2.8	1.9

Income before income taxes	5.2	7.1
Provision for income taxes	2.1	3.0

Net income	3.1%	4.1%

Overview of our results of operations for the three months ended March 31, 2010

Our financial results for the three months ended March 31, 2010 as compared to three months ended March 31, 2009 were favorably impacted by continued increases in Medicaid enrollment and our preferred provider status we enjoy in many of our markets. We believe the trend away from the more expensive out of home providers in favor of home and community based delivery systems like ours will continue.

Our non-emergency transportation services revenue for the three months ended March 31, 2010 as compared to the same three month period one year ago was favorably impacted by the ramp up of significant contracts awarded to our NET Services operating segment during 2009, continued membership increases related to new and existing contracts, as well as expansion into commercial ambulance management services with some of the existing entities with which we contract for services, and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs. In addition, lower than anticipated utilization rates for our NET Services (which we believe are partially due to inclement weather during the first quarter of 2010), continued focus on reducing unit cost through lower cost transportation alternatives and our continued success in gaining operating efficiencies by leveraging existing infrastructure and back-office support to provide services under new contracts resulted in improved operating margin for the first quarter of 2010 as compared to the first quarter of 2009.

During the first quarter of 2010, we have begun phasing out the wage freeze that was in effect during 2009. We are providing our employees with wage increases based on our compensation policy which will result in increased payroll expense for 2010 in comparison to 2009.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenues

	Three Months Ended March 31,		Percent change
	2009	2010
Home and community based services	$72,690,740	$76,465,480	5.2%
Foster care services	8,947,853	8,735,268	-2.4%
Management fees	3,592,322	3,294,945	-8.3%
Non-emergency transportation services	101,481,252	132,463,701	30.5%

Total revenues	$186,712,167	$220,959,394	18.3%

Home and community based services. Our home and community based services provided additional revenue of approximately $3.8 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to contracts that began subsequent to March 31, 2009 and increases in contract rate amounts and additional client volume.

Foster care services. Our foster care based services remained relatively consistent between the three months ended March 31, 2009 and March 31, 2010. We continuously recruit additional foster care homes in many of our markets which we expect will increase our foster care service offerings.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $52.8 million for the three months ended March 31, 2010 as compared to $53.4 million for the same three month period last year. The decrease of approximately $297,000 in management fees for the three month period ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily attributable to one of our managed entities disposing of assets that resulted in less revenue earned by the entity. Accordingly, as our management fees are based on the managed entity’s revenue, this resulted in a decrease in our management fees.

Non-emergency transportation services. The increase in non-emergency transportation services revenue was due to the effects of the New Jersey contract that started July 1, 2009, additional membership related to existing and new contracts, as well as expansion into commercial ambulance management services with some of the existing entities with which we contract for services in California. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,		Percent change
	2009	2010
Payroll and related costs	$49,040,142	$53,671,267	9.4%
Purchased services	8,371,656	8,609,934	2.8%
Other operating expenses	9,461,907	11,362,280	20.1%
Stock-based compensation	772	930	20.5%

Total client service expense	$66,874,477	$73,644,411	10.1%

Payroll and related costs. Our payroll and related costs increased for the three months ended March 31, 2010 as compared to the same three month period one year ago as we began to lift the wage freeze that was previously initiated and added new employees to service our revenue growth. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 57.5% for the three months ended March 31, 2009 to 60.6% for the three months ended March 31, 2010.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. For the three months ended March 31, 2010, use of purchased services increased by approximately $238,000 as compared to the same three month period in 2009. The increase in purchased services for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily related to an increase in spending for our workforce development services in British Columbia due to increased client admissions in 2010 over 2009. As a percentage of revenue, excluding NET Services revenue, purchased services decreased slightly from 9.8% for the three months ended March 31, 2009 to 9.7% for the three months ended March 31, 2010.

Other operating expenses. For the three months ended March 31, 2010, other operating expenses increased over the three months ended March 31, 2009 by approximately $1.9 million. This increase was partially due to the establishment of new locations for contracts entered into subsequent to March 31, 2009 and the procurement of supporting equipment. Additionally, for the allowance for doubtful accounts, we reserved an additional amount of approximately $1.3 million during the three months ended March 31, 2010, as compared to three months ended March 31, 2009, in relation to receivables that remained uncollected beyond 365 days. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 11.1% for the three months ended March 31, 2009 to 12.8% for the three months ended March 31, 2010. The increase as a percentage of revenue was primarily related to the initial start-up costs for our new locations and increased allowance for doubtful accounts.

Stock-based compensation. Stock-based compensation of approximately $930 for the three months ended March 31, 2010 represents the amortization of the fair value of stock options awarded to an executive officer in January 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan. Of the total stock-based compensation expense of approximately $800 and $119,000 for the three months ended March 31, 2009 and 2010, respectively, approximately $800 and $900 was expensed as part of client service expense and the remainder was expensed as cost of non-emergency transportation services and general and administrative expense.

Cost of non-emergency transportation services.

	Three months ended March 31,		Percent change
	2009	2010
Payroll and related costs	$10,525,169	$12,821,555	21.8%
Purchased services	74,818,089	95,764,377	28.0%
Other operating expenses	4,478,273	4,794,110	7.1%
Stock-based compensation	—	107,613

Total cost of non-emergency transportation services	$89,821,531	$113,487,655	26.3%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for the three months ended March 31, 2010 as compared to the same three month period in 2009 was due to the addition of administrative staff and other employees to support our growth, the largest of which related to the opening on July 1, 2009 of our Edison, New Jersey Call Center in support of our new Medicaid contract. As a percentage of NET Services revenue, payroll and related costs decreased from 10.4% for the three months ended March 31, 2009 to 9.7% for the three months ended March 31, 2010.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. For the three months ended March 31, 2010, purchased transportation costs increased due to services provided under new contracts as compared to the three months ended March 31, 2009. As a percentage of NET Services revenue, purchased services decreased from approximately 73.7% for the three months ended March 31, 2009 to approximately 72.3% for the three months ended March 31, 2010. Lower utilization due to inclement weather and level of service mix during the three months ended March 31, 2010 resulted in lower purchased services expense as a percentage of revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Other operating expenses. Other operating expenses of our NET Services operating segment did not fluctuate significantly for the three months ended March 31, 2010 as compared to the same three month period one year ago. However, as a percentage of revenue, operating expenses decreased from 4.4% for the three months ended March 31, 2009 to 3.6% for the three months ended March 31, 2010. The decrease was due to efficiencies created through the addition of new managed care and commercial ambulance business to existing call centers, in particular, our Phoenix, Arizona center.

Stock-based compensation. Stock-based compensation expense of approximately $108,000 for the three months ended March 31, 2010 represents the amortization of the fair value of stock options awarded to employees of our NET Services operating segment during 2009 under our 2006 Plan. Of the total stock-based compensation expense of approximately $800 and $119,000 for the three months ended March 31, 2009 and 2010, respectively, approximately $0 and $108,000 was expensed as part of cost of non-emergency transportation services and the remainder was expensed as client service expense and general and administrative expense.

General and administrative expense.

Three months ended March 31,		Percent change
2009	2010
$11,890,715	$10,787,851	-9.3%

The decrease in corporate administrative expenses was a result of decreases in bank fees of approximately $1.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, which were primarily attributable to the amendment of the credit and guarantee agreement discussed below. Additionally, legal fees decreased approximately $1.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The legal fees incurred during the three months ended March 31, 2009 were primarily related to the amendment of the credit and guarantee agreement and the abandoned consent solicitation initiated by a dissident stockholder. Offsetting these decreases was an increase in compensation expense related to incentive compensation that was accrued during the three months ended March 31, 2010 totaling approximately $923,000. As a percentage of revenue, general and administrative expense decreased from 6.4% for the three months ended March 31, 2009 to 4.9% for the three months ended March 31, 2010 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution.

Depreciation and amortization.

Three months ended March 31,		Percent change
2009	2010
$3,084,198	$3,126,698	1.4%

As a percentage of revenues, depreciation and amortization was approximately 1.7% for the three months ended March 31, 2009 and 1.4% for the three months ended March 31, 2010.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $195.6 million at March 31, 2010 from $234.2 million at March 31, 2009, which was a significant factor contributing to the decrease in our interest expense for the three months ended March 31, 2010 of approximately $940,000 as compared to the three months ended March 31, 2009. In addition, interest expense for the three months ended March 31, 2009 included approximately $127,000 related to the de-designation of our interest rate swap during the first quarter of 2009 and approximately $348,000 of accelerated amortization of deferred financing fees due to the amendment of our credit and guarantee agreement (which were not included in interest expense for the three months ended March 31, 2010).

Interest income. Interest income for the three months ended March 31, 2009 and 2010 was approximately $116,000 and $71,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for the three months ended March 31, 2009 and 2010 was 40.3% and 41.7%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% in each period due primarily to state taxes.

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

Sources of cash for the three months ended March 31, 2010 were primarily from operations. Our balance of cash and cash equivalents was approximately $55.5 million at March 31, 2010, up from $51.2 million at December 31, 2009. Approximately $4.9 million of cash was held by WCG International Ltd. (our foreign wholly-owned subsidiary), or WCG, at March 31, 2010 and was not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $14.1 million and $14.4 million at December 31, 2009 and March 31, 2010, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At December 31, 2009 and March 31, 2010, our total debt was approximately $204.2 million and $195.6 million, respectively.

Cash flows

Operating activities. Net income of approximately $9.1 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $5.1 million was partially offset by the growth of our billed and unbilled accounts receivable of approximately $9.8 million for the three months ended March 31, 2010. The growth of our billed and unbilled accounts receivable during the three months ended March 31, 2010 was mostly due to revenue growth and one payer who has deferred payment of approximately $6.2 million which we expect to collect in our second quarter.

For the three months ended March 31, 2010, net cash flow from operating activities totaled approximately $15.4 million. Decreases in management fees receivable and other receivables resulted in an increase in cash provided by operations of approximately $418,000. Prepaid expenses and other assets decreased, which resulted in an increase in cash flow from operations of approximately $385,000. Restricted cash related to the collection activities of the correctional services business resulted in additional cash used in operating activities of approximately $305,000. Changes in accounts payable, accrued expenses and accrued transportation costs resulted in cash provided by operating activities of approximately $11.7 million, while decreases in deferred revenue and other long term liabilities resulted in cash used in operating activities of approximately $422,000. Reinsurance liability reserves related to our reinsurance programs decreased resulting in cash used in operating activities of approximately $892,000.

Investing activities. Net cash used in investing activities totaled approximately $2.6 million for the three months ended March 31, 2010. We spent approximately $2.5 million for property and equipment. Additionally, investments in certificates of deposit and changes in restricted cash resulted in cash used in investing activities of approximately $78,000.

Financing activities. Net cash used in financing activities totaled approximately $8.5 million for the three months ended March 31, 2010. We repaid approximately $8.6 million of long-term debt during this period, which included a voluntary prepayment of $5.0 million in January 2010.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for the three months ended March 31, 2010 was an increase to cash of approximately $95,000.

Obligations and commitments

Convertible senior subordinated notes. On November 13, 2007, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014, or the Notes, under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of LogistiCare. The proceeds of $70.0 million were used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility described below.

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

Credit facility. On December 7, 2007, we entered into a Credit and Guaranty Agreement, or the Credit Agreement, with CIT Healthcare LLC, as administrative agent, Bank of America, N.A. and SunTrust Bank, as co-documentation agents, ING Capital LLC and Royal Bank of Canada, as co-syndication agents, other lenders party thereto and CIT Capital Securities LLC, or CIT, as sole lead arranger and bookrunner. The Credit Agreement replaced our previous credit facility with CIT Healthcare LLC.

On March 11, 2009, we agreed with our creditors to amend certain terms in the Credit Agreement (this amendment referred to as Amendment No. 1 to the Credit Agreement and, together with the Credit Agreement, the Amended Credit Agreement).

The Amended Credit Agreement provides us with a senior secured first lien credit facility in aggregate principal amount of $203.0 million comprised of a $173.0 million, six year term loan and a $30.0 million, five year revolving credit facility, or the Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the then existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures. We intend to draw down on the revolving credit facility from time-to-time for these uses.

The Amended Credit Agreement contains customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, we are required to maintain certain financial covenants under the Amended Credit Agreement. We are also prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

The Amendment No. 1 to the Credit Agreement provided to, among other things:

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

•

establish a new financial covenant through December 31, 2009 based upon our operations maintaining a minimum EBITDA level (as such term is defined in Amendment No. 1 to the Credit Agreement) that commenced with the three months ended March 31, 2009; and

•

require us to deliver to the lenders monthly consolidated financial statements and a 13-week rolling cash flow forecast each week from the effective date of Amendment No. 1 to the Credit Agreement to December 31, 2009.

Under the Amended Credit Agreement we were in compliance with all financial covenants as of March 31, 2010. There can be no assurances that we will be able to maintain compliance with the financial and other covenants in the Amended Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our creditors will grant waivers for our non-compliance. See Item 1A “Risk Factors—Our increased indebtedness may harm our financial condition and results of operations” included in our Form 10-K for the year ended December 31, 2009.

Under the Amended Credit Agreement the outstanding principal amount of the loans accrues interest at the per annum rate of LIBOR plus 6.5% or the Base Rate plus 5.5% at our election. We may, from time-to-time, request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 5.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 6.5%). The conversion to a LIBOR Loan may be selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months is selected by us interest is payable quarterly. If not renewed by us subject to CIT approval, the loan will automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to our term loan at March 31, 2010 was 6.74%. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of March 31, 2010, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2009, there were five letters of credit in the amount of approximately $7.3 million and five letters of credit as of March 31, 2010 in the amount of approximately $6.1 million collateralized under the revolving credit facility. At December 31, 2009 and March 31, 2010, our available credit under the revolving credit facility was $22.7 million and $23.9 million, respectively.

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, or the Guarantors, other than our insurance subsidiaries and not-for-profit subsidiaries. Our and each Guarantors’ obligations under the Credit Facility are secured by a first priority lien, subject to certain permitted encumbrances, on our assets and the assets of each Guarantor, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries and 65% of the issued and outstanding stock of our first tier foreign subsidiaries. If an event of default occurs, including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or particular covenant defaults, as more fully described in the Amended Credit Agreement, the required lenders may cause CIT to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Credit Agreement, the initiation of any bankruptcy or related proceedings will automatically cause all unpaid principal and any accrued and unpaid interest and all fees and expenses to become due and payable. In addition, it is an event of default under the Amended Credit Agreement if we default on any indebtedness having a principal amount in excess of $5.0 million.

Each extension of credit under the Credit Facility is conditioned upon: (i) the accuracy in all material respects of all representations and warranties in the definitive loan documentation; and (ii) there being no default or event of default at the time of such extension of credit. Under the repayment terms of the Amended Credit Agreement, we are obligated to repay the term loan in quarterly installments on the last day of each calendar quarter so that the following percentages of the term loan borrowed on the closing date are paid as follows: 5% in 2008, 7.5% in 2009, 10% in 2010, 12.5% in 2011, 15% in 2012 and the remaining balance in 2013. With respect to the revolving credit facility, we must repay the outstanding principal balance and any accrued but unpaid interest by December 2012. With respect to required debt repayment, our Amended Credit Agreement with CIT requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as such terms are defined in the Amended Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to 50% of such proceeds. In addition, we may at any time and from time-to-time prepay the Credit Facility without premium or penalty, provided that we may not re-borrow any portion of the term loan repaid.

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

We agreed to indemnify and hold harmless, the agents, each lender and their respective affiliates and officers, directors, employees, counsel, trustees, advisors, agents and attorneys-in-fact from and against any and all liabilities obligations, losses, damages, penalties, claims, demands, actions, judgments, suits, costs, expenses and disbursements to which any such indemnified party may become subject arising out of or in connection with the Credit Facility or any related transaction regardless of whether any such indemnified person is a party thereto, and to reimburse each such indemnified person upon demand for any reasonable legal or other expenses incurred in connection with investigating or defending any of the foregoing, subject to the terms and conditions set forth in the Amended Credit Agreement.

On February 27, 2008, we entered into an interest rate swap to convert a portion of our floating rate long-term debt to fixed rate debt. The purpose of this instrument was to hedge the variability of our future earnings and cash flows caused by movements in interest rates applied to our floating rate long-term debt. We held this derivative only for the purpose of hedging such risks, not for speculation. We entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, we received interest equivalent to three-month LIBOR and pay a fixed rate of interest of 3.026% with settlement occurring quarterly.

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

Promissory notes. At March 31, 2010, we had two unsecured, subordinated promissory notes outstanding in connection with acquisitions completed in 2005 and 2007 in the principal amount of approximately $619,000 and $1.8 million, respectively. These promissory notes bear a fixed interest rate of between 4% and 5%, and are due in 2010. The promissory note of $1.8 million was paid in April 2010.

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

Contingent obligations. On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of March 31, 2010, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of March 31, 2010, 16 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 1.9% and 1.5% of our revenue for the three months ended March 31, 2009 and 2010, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2009 and March 31, 2010 totaled $7.2 million and $7.1 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of March 31, June 30, September 30 and December 31, 2009 and March 31, 2010:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
March 31, 2009	$1,189,600	$784,103	$746,446	$2,560,829	$2,362,554
June 30, 2009	$1,254,508	$889,063	$712,056	$1,933,016	$2,559,219
September 20, 2009	$1,135,520	$867,846	$772,442	$2,022,331	$2,601,141
December 31, 2009	$1,018,624	$857,512	$678,124	$2,051,679	$2,554,062
March 31, 2010	$1,021,834	$890,884	$610,979	$1,826,772	$2,779,842

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

Our days sales outstanding for our managed entities increased from 181 days at December 31, 2009 to 184 days at March 31, 2010.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. We also provide reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado Insurance Services, Inc., or Provado. Provado, a wholly-owned subsidiary of LogistiCare, is a licensed captive insurance company domiciled in the State of South Carolina. The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2010 was approximately $1.5 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with no annual aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2010 was approximately $3.4 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2010 was approximately $2.4 million. We recorded a corresponding asset and liability at March 31, 2010 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $10.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $5.7 million at December 31, 2009 and March 31, 2010, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at March 31, 2010 was approximately $7.2 million.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. With respect to our social services operating segment, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment. With respect to our NET Services operating segment, we offer self-funded health insurance to our employees. Health claims under this program are self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability to $75,000 per incident and a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.6 million and $1.4 million as of December 31, 2009 and March 31, 2010, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

We may access capital markets to raise equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, the Amended Credit Agreement requires that upon receipt of any proceeds from a disposition, involuntary disposition, equity issuance, or debt issuance (as defined in the Amended Credit Agreement) we must prepay principal then outstanding in an aggregate amount equal to at least 50% of such proceeds except where the disposition requires the consent of the lenders, in which case the net cash proceeds will be used to prepay outstanding principal.

Our board of directors authorized an additional prepayment of $5.0 million of our term loan debt under the credit and guaranty agreement, as amended, in January 2010. The prepayment was made on January 11, 2010. The $5.0 million voluntary prepayment, in addition to regularly scheduled principal payments in the aggregate amount of $3.6 million in the first three months of 2010, brought the balance of our term loan to approximately $123.2 million at March 31, 2010. Our total long-term debt obligations at March 31, 2010 were approximately $195.6 million.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations for the foreseeable future.

New Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-17-Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810-Consolidations related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entities, or QSPEs, for consolidation, changes the approach to determining a variable interest entities, or VIEs, primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.

It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. On January 1, 2010, we adopted ASU 2009-17. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06-Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted ASU 2010-06 as of January 1, 2010 with respect to the provisions required to be adopted as of January 1, 2010. The adoption of these provisions of ASU 2010-06 did not have a material impact on our consolidated financial statements. We do not believe that the provisions of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 will have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-08-Technical Corrections to Various Topics, or ASU 2010-08. ASU 2010-08 is the result of the FASB’s review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change GAAP. However, certain clarifications on embedded derivatives and hedging (Subtopic 815-15) may cause a change in the application of that Subtopic and special transition provisions are provided for those amendments. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after February 2, 2010. On January 1, 2010, we adopted ASU 2010-08. The adoption of ASU 2010-08 did not have a material impact on our consolidated financial statements.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Foreign currency translation

We conduct business in Canada through our wholly-owned subsidiary WCG, and as such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We believe that the impact of currency fluctuations does not represent a significant risk to us given the size and scope of our current international operations. Therefore, we do not hedge against the possible impact of this risk. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our condensed consolidated results of operations or financial position.

Interest rate and market risk

As of March 31, 2010, we had borrowings under our term loan of approximately $123.2 million and no borrowings under our revolving line of credit. Borrowings under the Amended Credit Agreement accrued interest at LIBOR plus 6.5% per annum as of March 31, 2010. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.3 million over the remaining term of the Amended Credit Agreement, which expires in 2013.

We have convertible senior subordinated notes of $70 million outstanding at March 31, 2010 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We have two unsecured, subordinated promissory notes outstanding at March 31, 2010 in connection with acquisitions completed in 2005 and 2007. The principal amounts of the notes approximate $619,000 and $1.8 million, respectively, as of March 31, 2010. These promissory notes bear fixed interest rates of 5% and 4%, respectively.

We entered into an interest rate swap agreement effective March 11, 2010, with a notional amount of $63.4 million maturing on December 13, 2010. Under this swap agreement, we receive interest equivalent to one-month LIBOR and pay a fixed rate of interest of .58% with settlement occurring monthly. By entering into the interest rate swap, we effectively fixed the interest rate payable by us on $63.4 million of our floating rate long-term debt at 7.08% for the period March 11, 2010 to December 13, 2010.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored social services to individuals and families pursuant to over 700 contracts as of March 31, 2010. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% of our revenue for the three months ended March 31, 2009 and 2010. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the three months ended March 31, 2010, we conducted a portion of our operations in Canada through WCG. At March 31, 2010, approximately $14.4 million, or 20.0%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (March 31, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2010.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Restrictions Upon the Payment of Dividends

Under our credit facility we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in a default.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 6, 2010	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2010	By:	/s/ MICHAEL N. DEITCH
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