Form 10-Q
period 2010-06-30
PROVIDENCE SERVICE CORP
filed 2010-08-06
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-34221

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 East Broadway Blvd., Tucson, Arizona	85701
(Address of principal executive offices)	(Zip Code)

(520) 747-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 3, 2010, there were outstanding 12,940,856 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2009	June 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,157,429	$54,137,703
Accounts receivable—billed, net of allowance of $2.9 million in 2009 and $5.3 million in 2010	80,458,245	80,769,211
Accounts receivable—unbilled	329,577	281,940
Management fee receivable	7,160,001	7,080,567
Other receivables	4,118,213	7,223,101
Restricted cash	8,153,610	8,224,961
Prepaid expenses and other	12,439,613	18,178,335
Deferred tax assets	3,558,034	1,621,839

Total current assets	167,374,722	177,517,657
Property and equipment, net	11,166,272	13,030,416
Goodwill	113,672,945	113,675,300
Intangible assets, net	73,963,261	70,119,833
Restricted cash, less current portion	5,941,924	9,078,248
Other assets	10,987,542	10,209,648

Total assets	$383,106,666	$393,631,102

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$17,480,918	$16,302,160
Accounts payable	4,010,560	3,901,262
Accrued expenses	33,389,729	38,686,435
Accrued transportation costs	40,907,527	44,009,185
Deferred revenue	8,347,258	6,791,572
Interest rate swap	372,408	41,485
Reinsurance liability reserve	12,644,670	14,178,052

Total current liabilities	117,153,070	123,910,151
Long-term obligations, less current portion	186,732,342	173,247,015
Other long-term liabilities	5,143,322	6,312,841
Deferred tax liabilities	11,740,340	10,697,723

Total liabilities	320,769,074	314,167,730
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,521,959 and 13,560,624 issued and outstanding (including treasury shares)	13,522	13,561
Additional paid-in capital	170,551,301	171,129,520
Retained deficit	(102,128,229)	(85,744,365)
Accumulated other comprehensive loss, net of tax	(1,675,572)	(1,511,914)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	55,377,055	72,502,835
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	62,337,592	79,463,372

Total liabilities and stockholders’ equity	$383,106,666	$393,631,102

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenues:
Home and community based services	$74,501,279	$76,550,034	$147,192,019	$153,015,514
Foster care services	9,445,616	9,272,298	18,393,469	18,007,566
Management fees	3,736,046	3,384,862	7,328,368	6,679,807
Non-emergency transportation services	104,149,003	133,113,251	205,630,255	265,576,952

	191,831,944	222,320,445	378,544,111	443,279,839
Operating expenses:
Client service expense	69,482,021	73,863,842	136,356,498	147,508,253
Cost of non-emergency transportation services	95,222,873	116,561,897	185,044,404	230,049,552
General and administrative expense	10,056,177	11,779,609	21,946,892	22,567,460
Depreciation and amortization	3,096,558	3,126,375	6,180,756	6,253,073

Total operating expenses	177,857,629	205,331,723	349,528,550	406,378,338

Operating income	13,974,315	16,988,722	29,015,561	36,901,501

Other (income) expense:
Interest expense	5,398,027	4,067,413	10,712,048	8,441,806
Interest income	(62,355)	(55,651)	(178,305)	(127,002)

Income before income taxes	8,638,643	12,976,960	18,481,818	28,586,697

Provision for income taxes	3,388,309	5,700,192	7,354,828	12,202,833

Net income	$5,250,334	$7,276,768	$11,126,990	$16,383,864

Earnings per common share:
Basic	$0.40	$0.55	$0.85	$1.24

Diluted	$0.40	$0.54	$0.84	$1.19

Weighted-average number of common shares outstanding:
Basic	13,120,345	13,192,592	13,117,697	13,179,759
Diluted	13,207,330	14,965,304	13,189,950	14,950,867

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2009	2010
Operating activities
Net income	$11,126,990	$16,383,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,326,652	2,403,026
Amortization	3,854,104	3,850,047
Amortization of deferred financing costs	1,687,953	1,240,727
Provision for doubful accounts	1,630,325	3,037,130
Deferred income taxes	1,526,361	603,337
Stock based compensation	62,024	378,618
Excess tax benefit upon exercise of stock options	(36,241)	(53,311)
Other	270,155	(81,938)
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable	(7,267,671)	(3,323,145)
Management fee receivable	354,497	79,434
Other receivables	(2,320,122)	(3,228,613)
Restricted cash	121,627	(46,158)
Prepaid expenses and other	1,839,703	(5,811,325)
Reinsurance liability reserve	1,490,400	2,547,957
Accounts payable and accrued expenses	1,224,435	5,229,957
Accrued transportation costs	(639,394)	3,101,658
Deferred revenue	1,740,857	(1,571,780)
Other long-term liabilities	80,741	13,835

Net cash provided by operating activities	19,073,396	24,753,320
Investing activities
Purchase of property and equipment, net	(1,957,150)	(4,243,028)
Acquisition of businesses, net of cash acquired	(277,144)	—
Restricted cash for contract performance	(41,353)	(3,161,517)
Purchase of short-term investments, net	(122,207)	(62,692)
Collection of notes receivable	474,659	—

Net cash used in investing activities	(1,923,195)	(7,467,237)
Financing activities
Proceeds from common stock issued pursuant to stock option exercise	16,440	277,640
Excess tax benefit upon exercise of stock options	36,241	53,311
Repayment of long-term debt	(7,142,624)	(14,664,085)
Debt financing costs	(791,519)	(13,213)
Capital lease payments	(51,467)	(6,261)

Net cash used in financing activities	(7,932,929)	(14,352,608)

Effect of exchange rate changes on cash	113,213	46,799

Net change in cash	9,330,485	2,980,274
Cash at beginning of period	29,364,247	51,157,429

Cash at end of period	$38,694,732	$54,137,703

Supplemental cash flow information:
Cash paid for interest	$8,723,502	$7,764,944

Cash paid for income taxes	$2,062,838	$10,015,222

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

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

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by nongovernmental entities.

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

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

2. Description of Business and Summary of Critical Accounting Estimates

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of June 30, 2010, the Company operated in 43 states, and the District of Columbia, United States, and British Columbia, Canada.

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

Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81% and 82% of the Company’s revenue for the six months ended June 30, 2009 and 2010, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the six months ended June 30, 2009 and 2010, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2009 and June 30, 2010, approximately $13.9 million, or 22.2%, and $13.6 million, or 17.1%, of the Company’s net assets, respectively, were located in Canada. In addition, approximately $10.9 million, or 2.9%, and $11.6 million, or 2.6%, of the Company’s consolidated revenue for the six months ended June 30, 2009 and 2010, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future Canadian operations and, as a result, harm its overall business.

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

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $372,000 and $41,000 as of December 31, 2009 and June 30, 2010, respectively, which was classified as “Interest rate swap” in the accompanying condensed consolidated balance sheets at December 31, 2009 and June 30, 2010.

Cash and Cash Equivalents

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

At December 31, 2009 and June 30, 2010, approximately $4.4 million and $3.6 million, respectively, of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $14.1 million and $17.3 million of restricted cash at December 31, 2009 and June 30, 2010, respectively, as follows:

	December 31, 2009	June 30, 2010
Collateral for letters of credit—Contractual obligations	$418,000	$418,000
Contractual obligations	786,801	832,959

Subtotal restricted cash for contractual obligations	1,204,801	1,250,959

Collateral for letters of credit—Reinsured claims losses	4,041,000	4,808,921
Escrow—Reinsured claims losses	8,849,733	11,243,329

Subtotal restricted cash for reinsured claims losses	12,890,733	16,052,250

Total restricted cash	14,095,534	17,303,209
Less current portion	8,153,610	8,224,961

	$5,941,924	$9,078,248

Of the restricted cash amount at December 31, 2009 and June 30, 2010:

•	$418,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $787,000 and $833,000 was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”) at December 31, 2009 and June 30, 2010, respectively;

•

approximately $4.0 million and $4.8 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets at December 31, 2009 and June 30, 2010, respectively;

•

approximately $1.6 million and $4.0 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program at December 31, 2009 and June 30, 2010, respectively; and

•

approximately $7.2 million was restricted in relation to the services provided by a captive insurance subsidiary (acquired by the Company in connection with the acquisition of Charter LCI Corporation in 2007).

At June 30, 2010, approximately $5.2 million, $4.0 million, $7.0 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $833,000 is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). For accounting purposes, the value of the exchangeable shares issued by PSC was determined based upon the product of the average market price for the Company’s common stock for the five trading days ended August 3, 2007 of $26.59 and 287,576 shares issued. The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2009 and June 30, 2010.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying condensed consolidated balance sheets at December 31, 2009 and June 30, 2010.

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

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia regarding British Columbia’s actions to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately $13,000 CAD which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. British Columbia subsequently filed a petition for leave to appeal the arbitration award. There is no financial statement impact related to this event included in our financial results for the three and six months ended June 30, 2010.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants for the six months ended June 30, 2009 and 2010 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC Topic 718-Compensation-Stock Compensation (“ASC 718”) and totaled approximately $60,000 (net of tax of $2,000) and $228,000 (net of tax of $150,000), respectively. ASC 718 requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the six months ended June 30, 2009 and 2010, the amount of excess tax benefits resulting from the exercise of stock options was approximately $36,000 and $53,000. These amounts are reflected as cash flows from financing activities for the six months ended June 30, 2009 and 2010 in the accompanying condensed consolidated statements of cash flows.

As of June 30, 2010, there was approximately $7.0 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 2.65 years.

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

New Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17-Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810-Consolidation related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entities (“QSPEs”) for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. On January 1, 2010, the Company adopted ASU 2009-17. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

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

Pending Accounting Pronouncements

In October, 2009, the FASB issued ASU No. 2009-13-Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is an option, but is not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2009 and June 30, 2010:

		Fair Value Measurement Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap at December 31, 2009	$(372,408)	$—	$(372,408)	$—

Interest rate swap at June 30, 2010	$(41,485)	$—	$(41,485)	$—

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

4. Other Receivables

At December 31, 2009 and June 30, 2010, insurance premiums of approximately $3.3 million and $6.1 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying condensed consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at June 30, 2010 were approximately $2.5 million, of which approximately $652,000 was classified as “Other receivables” and approximately $1.9 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2009 were approximately $2.3 million, of which approximately $805,000 was classified as “Other receivables” and approximately $1.5 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

5. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2009	June 30, 2010
Prepaid payroll	$2,578,670	$2,483,278
Prepaid insurance	2,242,499	6,877,236
Prepaid taxes	1,576,956	1,866,376
Prepaid rent	743,402	858,947
Provider advances	83,265	227,217
Prepaid maintenance agreements and copier leases	634,474	895,314
Prepaid bus tokens and passes	1,076,377	1,258,092
Prepaid commissions and brokerage fees	608,566	642,733
Interest receivable—certificates of deposit	889,156	951,848
Other	2,006,248	2,117,294

Total prepaid expenses and other	$12,439,613	$18,178,335

6. Long-Term Obligations

	December 31, 2009	June 30, 2010
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest was paid in June 2010	$618,680	$—
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010, which was paid in April 2010	1,800,000	—
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% (effective rate of 6.85% at June 30, 2010) through December 2010	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly through December 2013	131,794,580	119,549,175

	204,213,260	189,549,175
Less current portion	17,480,918	16,302,160

	$186,732,342	$173,247,015

On January 7, 2010, the Board authorized a voluntary prepayment on the term loan under the Credit and Guaranty Agreement with CIT Healthcare and the lenders party thereto, as amended (“Credit Agreement”) of $5.0 million. The prepayment was made on January 11, 2010.

The carrying amount of the long-term obligations approximated its fair value at December 31, 2009 and June 30, 2010. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

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

The fair value amounts in the condensed consolidated balance sheets at December 31, 2009 and June 30, 2010, related to the Company’s interest rate swap were as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2009	June 30, 2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Interest rate swap	$372,408	$41,485

Total derivatives designated as hedging instruments under ASC 815		$372,408	$41,485

Total derivatives		$372,408	$41,485

The derivative gains and losses in the condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2010, related to the Company’s interest rate swap were as follows:

Derivatives in ASC 815 cash flow hedging relationship	Pretax gain (loss) recognized in Other Comprehensive Income on effective portion of derivative	Pretax loss on effective portion of derivative reclassified from Accumulated Other Comprehensive Loss into Income		Ineffective portion of gain (loss) on derivative recognized in income
	Amount	Location	Amount	Location	Amount
Interest rate contract for the three months ended:
June 30, 2009	$(188,057)	Interest expense	$(420,435)	Interest expense	$(122,098)

June 30, 2010	$8,749	Interest expense	$(43,447)	Interest expense	$(315)

Interest rate contract for the six months ended:
June 30, 2009	$(66,135)	Interest expense	$(667,334)	Interest expense	$(122,843)

June 30, 2010	$(105,016)	Interest expense	$(344,129)	Interest expense	$1,127

Derivatives not designated as hedging instruments under ASC 815				Location of amounts recognized in income on derivative	Amount of loss recognized in income on derivative
Interest rate contract for the three months ended:
June 30, 2009				Interest expense	$—

June 30, 2010				Interest expense	$—

Interest rate contract for the six months ended:
June 30, 2009				Interest expense	$(132,029)

June 30, 2010				Interest expense	$—

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

The actual operating contribution margins of the operating entities that comprise Social Services ranged from approximately 4% to 16% as of December 31, 2009. The Company believes that the long term operating contribution margins of the operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, the Company cross sells its services within markets, and standardizes its operating model among entities including acquisitions.

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

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those of the consolidated Company. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including client service expense, cost of non-emergency transportation services, general and administrative expense and depreciation and amortization) but is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest expense and interest income. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. All intercompany transactions have been eliminated.

The following table sets forth certain financial information attributable to the Company’s business segments for the three and six months ended June 30, 2009 and 2010. In addition, none of the segments have significant non-cash items other than depreciation and amortization in reported income.

	For the three months ended June 30, 2009
	Social Services (c)	NET Services	Corporate (a)	Consolidated Total
Revenues	$87,682,940	$104,149,004	$—	$191,831,944

Depreciation and amortization	$1,500,749	$1,595,809	$—	$3,096,558

Operating income	$8,323,336	$5,650,979	$—	$13,974,315

Net interest expense (income)	$(16,416)	$5,352,088	$—	$5,335,672

Capital expenditures	$382,784	$551,988	$355,418	$1,290,190

	For the three months ended June 30, 2010
	Social Services (c)	NET Services	Corporate (a)	Consolidated Total
Revenues	$89,207,194	$133,113,251	$—	$222,320,445

Depreciation and amortization	$1,510,963	$1,615,412	$—	$3,126,375

Operating income	$4,336,036	$12,652,686	$—	$16,988,722

Net interest expense (income)	$(26,198)	$4,037,960	$—	$4,011,762

Capital expenditures	$300,078	$828,346	$591,049	$1,719,473

	For the six months ended June 30, 2009
	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$172,913,855	$205,630,256	$—	$378,544,111

Depreciation and amortization	$2,980,734	$3,200,022	$—	$6,180,756

Operating income	$16,487,089	$12,528,472	$—	$29,015,561

Net interest expense (income)	$(75,645)	$10,609,388	$—	$10,533,743

Total assets	$156,933,401	$207,489,214	$13,986,416	$378,409,031

Capital expenditures	$841,614	$706,672	$408,864	$1,957,150

	For the six months ended June 30, 2010
	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$177,702,887	$265,576,952	$—	$443,279,839

Depreciation and amortization	$3,027,483	$3,225,590	$—	$6,253,073

Operating income	$8,927,371	$27,974,130	$—	$36,901,501

Net interest expense (income)	$(78,924)	$8,393,728	$—	$8,314,804

Total assets	$158,695,475	$205,313,324	$29,622,303	$393,631,102

Capital expenditures	$979,656	$1,765,576	$1,497,796	$4,243,028

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of June 30, 2009 and 2010 include cash totaling approximately $11.1 million and $26.0 million, prepaid expenses totaling approximately $593,000 and $881,000, property and equipment totaling approximately $1.7 million and $2.5 million, and other assets of approximately $646,000 and $171,000, respectively.
(c)	Excludes intersegment revenues for 2009 and 2010 of approximately $46,000 and $289,000, respectively, that have been eliminated in consolidation.

9. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the six months ended June 30, 2010, the Company granted options to purchase an aggregate of 437,711 shares of the Company’s common stock under its 2006 Plan at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the non-employee members of its board of directors, executive officers and certain key employees. The options vest in equal installments at various times over the next three years and have a term of ten years. The weighted-average fair value of the options granted during the six months ended June 30, 2010 totaled $12.23 per share.

The Company granted a total of 74,101 shares of restricted stock to certain executive officers and non-employee directors of the Company during the six months ended June 30, 2010. These awards vest in equal installments at various times over the next three years. The weighted-average fair value of the restricted stock awards granted during the six months ended June 30, 2010 totaled $16.88 per share.

The Company issued 666 shares of its common stock to its employees upon the vesting of certain restricted stock awards granted in 2009 under the Company’s 2006 Plan.

At December 31, 2009 and June 30, 2010, there were 13,521,959 and 13,560,624 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2009 and June 30, 2010) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a gain of approximately $3,000 for the six months ended June 30, 2010. In addition, other comprehensive income included an aggregate gain of approximately $161,000, net of tax, which resulted from the accounting for the Company’s interest rate swaps for the six months ended June 30, 2010.

The components of comprehensive income, net of taxes, for the three and six months ended June 30, 2009 and 2010 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net income	$5,250,334	$7,276,768	$11,126,990	$16,383,864

Other comprehensive income:
Change related to derivative, net of income tax (A)	86,351	31,840	359,839	160,721
Foreign currency translation adjustments	877,822	(384,817)	648,841	2,937

Total other comprehensive income	964,173	(352,977)	1,008,680	163,658

Total comprehensive income	$6,214,507	$6,923,791	$12,135,670	$16,547,522

(A)	For the three months ended June 30, 2009 and 2010, the change in fair value of the interest rate swap was net of tax of approximately $146,000 and $20,000, respectively. For the six months ended June 30, 2009 and 2010, the change in fair value of the interest rate swap was net of tax of approximately $241,000 and $78,000, respectively.

The following table reflects changes in common stock, additional paid-in capital and accumulated other comprehensive loss for the six months ended June 30, 2010:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2009	13,521,959	$13,522	$170,551,301	$(1,675,572)
Stock-based compensation	—	—	378,618	—
Exercise of employee stock options, including net tax shortfall of $78,001	37,999	38	199,602	—
Restricted stock issued	666	1	(1)	—
Change in fair value of derivative and impact of de-designation, net of income tax of $78,392	—	—	—	160,721
Foreign currency translation adjustments	—	—	—	2,937

Balance at June 30, 2010	13,560,624	$13,561	$171,129,520	$(1,511,914)

10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Numerator:
Net income, basic	$5,250,334	$7,276,768	$11,126,990	$16,383,864
Effect of interest related to the convertible debt	—	735,501	—	1,471,002

Net income available to common stockholders, diluted	$5,250,334	$8,012,269	$11,126,990	$17,854,866
Denominator:
Denominator for basic earnings per share — weighted-average shares	13,120,345	13,192,592	13,117,697	13,179,759
Effect of dilutive securities:
Common stock options and restricted stock awards	86,985	93,972	72,253	92,368
Notes	—	1,678,740	—	1,678,740

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	13,207,330	14,965,304	13,189,950	14,950,867

Basic earnings per share	$0.40	$0.55	$0.85	$1.24

Diluted earnings per share	$0.40	$0.54	$0.84	$1.19

The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Company’s 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) was included in the computation of diluted earnings per share for the three and six months ended June 30, 2010 as they have a dilutive effect. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 as it would have been antidilutive. For the six months ended June 30, 2009 and 2010, employee stock options to purchase 1,308 and 1,803 shares of common stock, respectively, were not included in the computation of diluted earnings per shares as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

11. Income Taxes

The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2010 was 43.9% and 42.7%, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2009 was 39.2% and 39.8%, respectively. For the three and six months ended June 30, 2009 and 2010, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% primarily due to state income taxes.

12. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $457,000 and $471,000 at December 31, 2009 and June 30, 2010, respectively.

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

13. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $151,000 and $137,000 for the six months ended June 30, 2009 and 2010, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2009 and June 30, 2010 were approximately $281,000 and $231,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for approved business travel purposes on an as needed basis subject to a joint operating agreement and regulated by Federal Aviation Administration Code of Federal Regulations 91:501. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company currently pays a flat fee of $9,000 per month plus incidental costs such as fuel and landing fees. For the six months ended June 30, 2009 and 2010, the Company expensed amounts related to Las Montanas Aviation, LLC of approximately $72,000 and $55,000, respectively, for use of the airplane for business travel purposes. The plane is available for use related to the Company’s business only when commercial flights are not practical.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2009 and 2010 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2009.

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

Based on the results of the 2010-2011 contract renewal cycle completed in July 2010, we expect an overall net gain in contract value for this cycle primarily due to anticipated volume increases. All but one of our social services contracts have been renewed with relatively stable rates overall and we anticipate increases in volume. In addition, all but one of our non-emergency transportation management services contracts have been renewed. We anticipate that the impact of loss of the contracts not renewed for the year ending December 31, 2010 will be partially offset by new contract wins in other markets, volume increases and better than expected performance for the first six months of 2010. In addition, with respect to the non-emergency transportation management services contract not renewed in 2010, we are protesting the process under which this contract was rebid.

As of June 30, 2010, we provided social services directly to over 60,000 clients, and had approximately 8.0 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from over 300 locations in 43 states, the District of Columbia and British Columbia.

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

Critical accounting estimates

In preparing our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, we are required to make estimates and judgments that affect the amounts reflected in our financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

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

As of June 30, 2010, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of June 30, 2010.

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

The actual operating contribution margins of the operating entities that comprise Social Services ranged from approximately 4% to 16% as of December 31, 2009. We believe that the long term operating contribution margins of our operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including acquisitions.

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

The following table sets forth the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenues:
Home and community based services	38.8%	34.4%	38.9%	34.5%
Foster care services	4.9	4.2	4.9	4.1
Management fees	2.0	1.5	1.9	1.5
Non-emergency transportation services	54.3	59.9	54.3	59.9

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	36.2	33.2	36.0	33.3
Cost of non-emergency transportation services	49.7	52.5	48.9	51.9
General and administrative expense	5.2	5.3	5.8	5.1
Depreciation and amortization	1.6	1.4	1.6	1.4

Total operating expenses	92.7	92.4	92.3	91.7

Operating income	7.3	7.6	7.7	8.3

Non-operating expense (income):
Interest expense (income), net	2.8	1.8	2.8	1.8

Income before income taxes	4.5	5.8	4.9	6.5
Provision for income taxes	1.8	2.5	2.0	2.8

Net income	2.7%	3.3%	2.9%	3.7%

Overview of our results of operations for the six months ended June 30, 2010

Our financial results for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 were favorably impacted by continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets, effective cost management and relatively stable rates overall. We believe the trend away from the more expensive out of home providers in favor of home and community based delivery systems like ours will continue.

Our non-emergency transportation services revenue for the six months ended June 30, 2010 as compared to the same six month period one year ago was favorably impacted by the ramp up of significant contracts awarded to our NET Services operating segment during 2009, continued membership increases related to new and existing contracts, as well as expansion into commercial ambulance management services with some of the existing entities with which we contract for services, and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs. In addition, lower than anticipated utilization rates for our NET Services, continued focus on reducing unit cost through lower cost transportation alternatives and our continued success in gaining operating efficiencies by leveraging existing infrastructure and back-office support to provide services under new contracts resulted in improved operating margin for the first half of 2010 as compared to the first half of 2009.

In the first quarter of 2010, we began phasing out the wage freeze that was in effect during 2009. We are providing our employees with wage increases based on our compensation policy which will result in increased payroll expense for 2010 in comparison to 2009.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues

	Three Months Ended June 30,		Percent change
	2009	2010
Home and community based services	$74,501,279	$76,550,034	2.7%
Foster care services	9,445,616	9,272,298	-1.8%
Management fees	3,736,046	3,384,862	-9.4%
Non-emergency transportation services	104,149,003	133,113,251	27.8%

Total revenues	$191,831,944	$222,320,445	15.9%

Home and community based services. Our home and community based services provided additional revenue of approximately $2.0 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily due to additional client volume from contracts that began subsequent to June 30, 2009 and increases in contract rate amounts, partially offset by rate reductions and reduced service authorizations under various other contracts.

Foster care services. Our foster care services revenue remained relatively consistent between the three months ended June 30, 2009 and June 30, 2010.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $53.0 million for the three months ended June 30, 2010 as compared to $57.4 million for the same three month period last year. The decrease in management fees for the three month period ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily attributable to one of our managed entities disposing of assets that resulted in less revenue earned by the entity. Our management fees are based on the managed entity’s revenue and resulted in a decrease in our management fees.

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

Operating expenses

Client service expense. Client service expense included the following for the three months ended June 30, 2009 and 2010:

	Three months ended June 30,		Percent change
	2009	2010
Payroll and related costs	$48,681,319	$52,182,239	7.2%
Purchased services	8,578,606	8,828,608	2.9%
Other operating expenses	12,166,459	12,811,720	5.3%
Stock-based compensation	55,637	41,275	-25.8%

Total client service expense	$69,482,021	$73,863,842	6.3%

Payroll and related costs. Our payroll and related costs increased for the three months ended June 30, 2010 as compared to the same three month period one year ago as we began to lift the wage freeze that was initiated for 2009 and added new employees to service our revenue growth. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 55.5% for the three months ended June 30, 2009 to 58.5% for the three months ended June 30, 2010.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. The increase in purchased services for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily related to an increase in expenses for foster parent payments, pharmacy payments, out-of-home placements and behavioral health services of approximately $876,000 attributable to an increase in client volume during 2010. Offsetting these increases was a decrease of approximately $626,000 related to our workforce development services in British Columbia due to our decreased use of reimbursed third-party services. As a percentage of revenue, excluding NET Services revenue, purchased services increased slightly from 9.8% for the three months ended June 30, 2009 to 9.9% for the three months ended June 30, 2010.

Other operating expenses. For the three months ended June 30, 2010, other operating expenses increased over the three months ended June 30, 2009. This increase was partially due to the contract and client growth since June 30, 2009 which resulted in increased expenses for client related costs, conferences and training, professional fees and the procurement of technology equipment. Additionally, an increase in other operating expenses of approximately $363,000 resulted from the reclassification of expenses related to activities of one of our captive insurance subsidiaries from general and administrative expense to client service expense in 2010. These increases were partially offset by a decrease in bad debt expense of approximately $314,000 and a decrease in temporary labor of approximately $645,000 primarily related to a workforce development contract under which we no longer incur temporary labor costs. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 13.9% for the three months ended June 30, 2009 to 14.4% for the three months ended June 30, 2010.

Stock-based compensation. Stock-based compensation of approximately $41,000 for the three months ended June 30, 2010 represents the amortization of the fair value of stock options awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan.

Cost of non-emergency transportation services.

	Three months ended June 30,		Percent Change
	2009	2010
Payroll and related costs	$11,906,568	$13,382,004	12.4%
Purchased services	77,715,449	97,950,997	26.0%
Other operating expenses	5,600,856	5,134,598	-8.3%
Stock-based compensation	—	94,298

Total cost of non-emergency transportation services	$95,222,873	$116,561,897	22.4%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for the three months ended June 30, 2010 as compared to the same three month period in 2009 was due to the elimination of the wage freeze that was initiated for 2009 as well as the addition of administrative staff and other employees to support our growth, the largest of which related to the opening on July 1, 2009 of our Edison, New Jersey Call Center in support of our new Medicaid contract. As a percentage of NET Services revenue, payroll and related costs decreased from 11.4% for the three months ended June 30, 2009 to 10.1% for the three months ended June 30, 2010.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. For the three months ended June 30, 2010, purchased transportation costs increased due to services provided under new contracts as compared to the three months ended June 30, 2009. As a percentage of NET Services revenue, purchased services decreased from approximately 74.6% for the three months ended June 30, 2009 to approximately 73.6% for the three months ended June 30, 2010. Lower unit cost due to a positive shift in the service mix to lower cost modes such as mass transit during the three months ended June 30, 2010 resulted in lower purchased services expense as a percentage of revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Other operating expenses. Other operating expenses of our NET Services operating segment did not fluctuate significantly for the three months ended June 30, 2010 as compared to the same three month period one year ago. However, as a percentage of revenue, operating expenses decreased from 5.4% for the three months ended June 30, 2009 to 3.9% for the three months ended June 30, 2010. The decrease was due to efficiencies and economies of scale created through the assignment of new managed care and commercial ambulance business to existing call centers, in particular, our Phoenix, Arizona center.

Stock-based compensation. Stock-based compensation expense of approximately $94,000 for the three months ended June 30, 2010 represents the amortization of the fair value of stock options awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Three months ended June 30,		Percent change
2009	2010
$10,056,177	$11,779,609	17.1%

The increase in corporate administrative expenses for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily a result of an increase in compensation expense related to incentive compensation that was accrued for the three months ended June 30, 2010 totaling approximately $989,000. An increase in rent expense of approximately $413,000 also contributed to the increase in general and administrative expense as a result of the growth of our operations. As a percentage of revenue, general and administrative expense increased slightly from 5.2% for the three months ended June 30, 2009 to 5.3% for the three months ended June 30, 2010.

Depreciation and amortization.

Three months ended June 30,		Percent change
2009	2010
$3,096,558	$3,126,375	1.0%

As a percentage of revenues, depreciation and amortization was approximately 1.6% for the three months ended June 30, 2009 and 1.4% for the three months ended June 30, 2010.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $189.5 million at June 30, 2010 from $230.6 million at June 30, 2009, which was a significant factor contributing to the decrease in our interest expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Additionally, the changes related to our interest rate swap that occurred in March 2010 had a positive impact on interest expense.

Interest income. Interest income for the three months ended June 30, 2009 and 2010 was approximately $62,000 and $56,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for the three months ended June 30, 2009 and 2010 was 39.2% and 43.9%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% in each period primarily due to state taxes.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenues

	Six Months Ended June 30,		Percent change
	2009	2010
Home and community based services	$147,192,019	$153,015,514	4.0%
Foster care services	18,393,469	18,007,566	-2.1%
Management fees	7,328,368	6,679,807	-8.9%
Non-emergency transportation services	205,630,255	265,576,952	29.2%

Total revenues	$378,544,111	$443,279,839	17.1%

Home and community based services. Our home and community based services provided additional revenue of approximately $5.8 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily due to additional client volume from contracts that began subsequent to June 30, 2009 and increases in contract rate amounts, partially offset by rate and service authorization reductions under various other contracts.

Foster care services. Our foster care services revenue remained relatively consistent between the six months ended June 30, 2009 and June 30, 2010.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $105.8 million for the six months ended June 30, 2010 as compared to $112.4 million for the same six month period last year. The decrease in management fees for the six month period ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily attributable to one of our managed entities disposing of assets that resulted in less revenue earned by the entity. Our management fees are based on the managed entity’s revenue and resulted in a decrease in our management fees.

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

Operating expenses

Client service expense. Client service expense included the following for the six months ended June 30, 2009 and 2010:

	Six months ended June 30,		Percent change
	2009	2010
Payroll and related costs	$97,721,460	$105,196,976	7.6%
Purchased services	16,950,262	17,438,542	2.9%
Other operating expenses	21,628,366	24,830,530	14.8%
Stock-based compensation	56,410	42,205	-25.2%

Total client service expense	$136,356,498	$147,508,253	8.2%

Payroll and related costs. Our payroll and related costs increased for the six months ended June 30, 2010 as compared to the same six month period one year ago, as we began to lift the wage freeze that was initiated for 2009 and added new employees to service our revenue growth. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 56.5% for the six months ended June 30, 2009 to 59.2% for the six months ended June 30, 2010 due to the addition of new employees.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. The increase in purchased services for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily related to an increase in expenses for foster parent payments, out-of-home placements and behavioral health services of approximately $1.3 million attributable to an increase in client volume during 2010. Offsetting these increases was a decrease of approximately $761,000 related to our workforce development services in British Columbia due to our decreased use of reimbursed third-party services. As a percentage of revenue, excluding NET Services revenue, purchased services remained consistent at 9.8% for the six months ended June 30, 2009 and 2010.

Other operating expenses. For the six months ended June 30, 2010, other operating expenses such as client related expenses, transportation expenses, professional services and the procurement of technology equipment increased as compared to the same prior year period due to the growth in the number of clients served in existing markets. In addition, for the allowance for doubtful accounts, we reserved an additional amount of approximately $948,000 during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, in relation to receivables that remained uncollected beyond 365 days per our accounting policy. There was also an increase in other operating expenses of approximately $533,000 that resulted from the reclassification of expenses related to the activities of one of our captive insurance subsidiaries from general and administrative expense to client service expense. These increases were partially offset by a decrease in temporary labor of approximately $991,000 primarily related to a workforce development contract for which we no longer incur temporary labor costs. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 14.0% for the six months ended June 30, 2010 from 12.5% for the six months ended June 30, 2009.

Stock-based compensation. Stock-based compensation of approximately $42,000 for the six months ended June 30, 2010 represents the amortization of the fair value of stock options awarded to key employees since January 1, 2009 under our 2006 Plan.

Cost of non-emergency transportation services.

	Six months ended June 30,		Percent Change
	2009	2010
Payroll and related costs	$22,431,737	$26,203,559	16.8%
Purchased services	152,533,537	193,715,374	27.0%
Other operating expenses	10,079,130	9,928,708	-1.5%
Stock-based compensation	—	201,911

Total cost of non-emergency transportation services	$185,044,404	$230,049,552	24.3%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for the six months ended June 30, 2010 as compared to the same six month period in 2009 was due to the elimination of the wage freeze that was initiated for 2009 as well as the addition of administrative staff and other employees to support our growth, the largest of which related to the opening on July 1, 2009 of our Edison, New Jersey Call Center in support of our new Medicaid contract. As a percentage of NET Services revenue, payroll and related costs decreased from 10.9% for the six months ended June 30, 2009 to 9.9% for the six months ended June 30, 2010.

Purchased services. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For the six months ended June 30, 2010, purchased transportation costs increased due to services provided under new contracts as compared to the six months ended June 30, 2009. As a percentage of NET Services revenue, purchased services decreased from approximately 74.2% for the six months ended June 30, 2009 to approximately 72.9% for the six months ended June 30, 2010. Lower utilization and lower unit cost due to a positive shift in the service mix to lower cost modes such as mass transit during the six months ended June 30, 2010 resulted in lower purchased services expense as a percentage of revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Other operating expenses. Other operating expenses of our NET Services operating segment as a percentage of NET Services revenue decreased from 4.9% for the six months ended June 30, 2009 to 3.7% for the six months ended June 30, 2010. The decrease was due to efficiencies and economies of scale created through the assignment of new managed care and commercial ambulance business to existing call centers, in particular, our Phoenix, Arizona center.

Stock-based compensation. Stock-based compensation expense of approximately $202,000 for the six months ended June 30, 2010 represents the amortization of the fair value of stock options awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Six months ended June 30,		Percent change
2009	2010
$21,946,892	$22,567,460	2.8%

The increase in corporate administrative expenses was primarily a result of an increase in compensation expense related to incentive compensation that was accrued for the six months ended June 30, 2010 totaling approximately $1.9 million as well as an increase in rent expense of approximately $692,000 attributable to the growth of our operations. Partially offsetting these increases was a decrease in bank fees of approximately $1.1 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, which were primarily attributable to the 2009 amendment of the credit and guarantee agreement discussed below. Additionally, legal fees decreased approximately $1.2 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The legal fees incurred during the six months ended June 30, 2009 were primarily related to the amendment of the credit and guarantee agreement and the abandoned consent solicitation initiated by a dissident stockholder.

As a percentage of revenue, general and administrative expense decreased from 5.8% for the six months ended June 30, 2009 to 5.1% for the six months ended June 30, 2010 due to the effect of lower incremental general and administrative expense of our NET Services operating segment relative to its total revenue contribution.

Depreciation and amortization.

Six months ended June 30,		Percent change
2009	2010
$6,180,756	$6,253,073	1.2%

As a percentage of revenues, depreciation and amortization was approximately 1.6% for the six months ended June 30, 2009 and 1.4% for the six months ended June 30, 2010.

Non-operating (income) expense

Interest expense. Decreased interest expense for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily due to the decrease in our debt obligations. Our current and long-term debt obligations have decreased to approximately $189.5 million at June 30, 2010 from $230.6 million at June 30, 2009.

Interest income. Interest income for the six months ended June 30, 2009 and 2010 was approximately $178,000 and $127,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for the six months ended June 30, 2009 and 2010 was 39.8% and 42.7%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% in each period due primarily to state taxes.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. In our Social Services operating segment, lower client demand for our home and community based services during the holiday and summer seasons generally results in lower revenue during those periods; however, our expenses related to the Social Services operating segment do not vary significantly with these changes. As a result, our Social Services operating segment experiences lower operating margins during the holiday and summer seasons. Our NET Services operating segment also experiences fluctuations in demand for our non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a fixed revenue stream based on a per member per month based structure, our NET Services operating segment normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services and non-emergency transportation services. As we enter new markets, we could be subject to additional seasonal variations along with any competitive response by other social services and transportation providers.

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and if necessary, our revolving credit facility, as amended.

Sources of cash for the six months ended June 30, 2010 were primarily from operations. Our balance of cash and cash equivalents was approximately $54.1 million at June 30, 2010, up from $51.2 million at December 31, 2009. Approximately $3.6 million of cash was held by WCG International Ltd. (our foreign wholly-owned subsidiary), or WCG, at June 30, 2010 and was not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $14.1 million and $17.3 million at December 31, 2009 and June 30, 2010, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At December 31, 2009 and June 30, 2010, our total debt was approximately $204.2 million and $189.5 million, respectively.

Cash flows

Operating activities. Net income of approximately $16.4 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $11.4 million was partially offset by the growth of our billed and unbilled accounts receivable of approximately $3.3 million for the six months ended June 30, 2010. The growth of our billed and unbilled accounts receivable during the six months ended June 30, 2010 was mostly due to revenue growth.

For the six months ended June 30, 2010, net cash flow from operating activities totaled approximately $24.8 million. Increases in other receivables, primarily related to insurance premiums receivable, resulted in a decrease in cash provided by operations of approximately $3.2 million. Prepaid expenses and other assets increased, which resulted in a decrease in cash flow from operations of approximately $5.8 million. The increase in prepaid expenses was primarily due to prepayments of workers’ compensation and general and professional liability insurance premiums made during the second quarter of 2010. Restricted cash related to the collection activities of the correctional services business resulted in additional cash used in operating activities of approximately $46,000. Changes in accounts payable, accrued expenses and accrued transportation costs resulted in cash provided by operating activities of approximately $8.3 million, while decreases in deferred revenue resulted in cash used in operating activities of approximately $1.6 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $2.5 million as we added the NET services operating segment to our self-insured workers’ compensation and general and professional liability programs.

Investing activities. Net cash used in investing activities totaled approximately $7.5 million for the six months ended June 30, 2010. We spent approximately $4.2 million for property and equipment to support the growth of our operations. Additionally, changes in restricted cash, primarily related to cash held in trust for reinsurance claims losses, resulted in cash used in investing activities of approximately $3.2 million.

Financing activities. Net cash used in financing activities totaled approximately $14.4 million for the six months ended June 30, 2010. We repaid approximately $14.7 million of long-term debt during this period, which included a voluntary prepayment of $5.0 million in January 2010. Additionally, we generated proceeds from the exercise of stock options of approximately $278,000.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for the six months ended June 30, 2010 was an increase to cash of approximately $47,000.

Obligations and commitments

Convertible senior subordinated notes. On November 13, 2007, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014, or the Notes, under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of Charter LCI Corporation, including its subsidiaries, in December 2007, or LogistiCare. The proceeds of $70.0 million were used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility described below.

In connection with our issuance of the Notes, we entered into an Indenture between us, as issuer, and The Bank of New York Trust Company, N.A., as trustee, or the Indenture.

We pay interest on the Notes in cash semiannually in arrears on May 15 and November 15 of each year. The Notes will mature on May 15, 2014.

The Notes are convertible, under certain circumstances, into common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Notes. In the event of a fundamental change as described in the Indenture, each holder of the notes shall have the right to require us to repurchase the Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares of our capital stock; (ii) a merger or consolidation of our company with or into another entity, merger of another entity into our company, or the sale, transfer or lease of all or substantially all of our assets to another entity (other than to one or more of our wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of our capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of our company and results in a reclassification, conversion or exchange of outstanding shares of our common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted our board of directors, together with any new directors whose election to our board of directors or whose nomination for election by our stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of our board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of our company is approved by our board of directors or our stockholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

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

Under the Amended Credit Agreement we were in compliance with all financial covenants as of June 30, 2010. There can be no assurances that we will be able to maintain compliance with the financial and other covenants in the Amended Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our creditors will grant waivers for our non-compliance. See Item 1A “Risk Factors—Our increased indebtedness may harm our financial condition and results of operations” included in our Form 10-K for the year ended December 31, 2009.

Under the Amended Credit Agreement the outstanding principal amount of the loans accrues interest at the per annum rate of LIBOR plus 6.5% or the Base Rate plus 5.5% at our election. We may, from time-to-time, request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 5.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 6.5%). The conversion to a LIBOR Loan may be selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months is selected by us interest is payable quarterly. If not renewed by us subject to CIT approval, the loan will automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to our term loan at June 30, 2010 was 6.85%. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of June 30, 2010, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2009, there were five letters of credit in the amount of approximately $7.3 million and five letters of credit as of June 30, 2010 in the amount of approximately $6.1 million collateralized under the revolving credit facility. At December 31, 2009 and June 30, 2010, our available credit under the revolving credit facility was $22.7 million and $23.9 million, respectively.

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

Contingent obligations. On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of June 30, 2010, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of June 30, 2010, 15 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 2.0% and 1.5% of our revenue for the six months ended June 30, 2009 and 2010, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2009 and June 30, 2010 totaled $7.2 million and $7.1 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of June 30, September 30 and December 31, 2009 and March 31 and June 30, 2010:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
June 30, 2009	$1,254,508	$889,063	$712,056	$1,933,016	$2,559,219
September 20, 2009	$1,135,520	$867,846	$772,442	$2,022,331	$2,601,141
December 31, 2009	$1,018,624	$857,512	$678,124	$2,051,679	$2,554,062
March 31, 2010	$1,021,834	$890,884	$610,979	$1,826,772	$2,779,842
June 30, 2010	$1,074,610	$668,469	$631,223	$1,733,202	$2,973,063

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

Our days sales outstanding for our managed entities increased from 181 days at December 31, 2009 to 187 days at June 30, 2010.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. We also provide reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services operating segment through Provado Insurance Services, Inc., or Provado. Provado, a wholly-owned subsidiary of LogistiCare, is a licensed captive insurance company domiciled in the State of South Carolina. The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2010 was approximately $1.7 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2010 was approximately $3.5 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at June 30, 2010 was approximately $2.5 million. We recorded a corresponding receivable from third-party insurers and liability at June 30, 2010 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $5.7 million and $8.8 million at December 31, 2009 and June 30, 2010, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at June 30, 2010 was approximately $7.1 million.

The liabilities for expected losses and loss adjustment expenses are based primarily on individual case estimates for losses reported by claimants. An estimate is provided for losses and loss adjustment expenses incurred but not reported on the basis of our claims experience and claims experience of the industry. These estimates are reviewed at least annually by independent consulting actuaries. As experience develops and new information becomes known, the estimates are adjusted.

Providence Liability Insurance Coverages

During the second quarter of 2010, we made changes to our automobile, general and professional liability and umbrella insurance coverage limits to ensure our insurance program meets our insurable risks as we grow and contractual requirements. The table below summarizes our liability insurance programs as of June 30, 2010.

Coverage Type	Coverage Limit	Reinsurance
Automobile	$2,000,000	—
Crime	$5,000,000	—
Director & Officer Liability	$10,000,000	—
Employed Lawyers	$1,000,000	—
Employment Practices Liability	$3,000,000	—
General & Professional Liability	$1,000,000 per loss; $5,000,000 aggregate	Fully reinsured by SPCIC
Umbrella	$25,000,000 in excess of general and professional liability and auto liability	—
Workers’ Compensation	Statutory amounts	Reinsured by SPCIC up to $250,000 per claim with a $6,000,000 aggregate limit

While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud or punitive damages, could adversely affect our cash flow and financial condition.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of June 30, 2010, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.6 million and $1.0 million as of December 31, 2009 and June 30, 2010, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

Our board of directors authorized an additional prepayment of $5.0 million of our term loan debt under the Amended Credit Agreement in January 2010. The prepayment was made on January 11, 2010. The $5.0 million voluntary prepayment, in addition to regularly scheduled principal payments in the aggregate amount of $7.2 million in the first six months of 2010, brought the balance of our term loan to approximately $119.5 million at June 30, 2010. Our total long-term debt obligations at June 30, 2010 were approximately $189.5 million.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations for the foreseeable future.

New and Proposed Federal Legislation with Income Tax Implications

Recently the U.S. federal government proposed future tax legislation that could change how U.S. companies with operations in foreign jurisdictions are taxed on their foreign income. These potential changes include, but are not limited to:

•	limitations on the deferral of U.S. taxation of foreign earnings;

•	limitations on the ability to claim and utilize foreign tax credits; and,

•	deferral of various tax deductions until non-U.S. earnings are repatriated to the U.S.

Each of these proposals would be effective for taxable years beginning after December 31, 2010. It is uncertain whether some or all of the proposals will be enacted. Given the size and scope of our current international operations, we believe that these proposals, if enacted, will not have a material impact on our effective tax rate, financial condition or results of operations.

Other pieces of legislation recently enacted or proposed by the U.S. federal government that have income tax implications are not expected to have a material impact on our results of operations, liquidity or capital resources.

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

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated to determine whether adoption will have a material impact on our consolidated financial statements.

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

Interest rate and market risk

As of June 30, 2010, we had borrowings under our term loan of approximately $119.5 million and no borrowings under our revolving line of credit. Borrowings under the Amended Credit Agreement accrued interest at LIBOR plus 6.5% per annum as of June 30, 2010. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $2.9 million over the remaining term of the Amended Credit Agreement, which expires in 2013.

We have convertible senior subordinated notes of $70 million outstanding at June 30, 2010 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

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

Concentration of credit risk

We provide government sponsored social services to individuals and families pursuant to over 600 contracts as of June 30, 2010. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% and 82% of our revenue for the six months ended June 30, 2009 and 2010, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the six months ended June 30, 2010, we conducted a portion of our operations in Canada through WCG. At June 30, 2010, approximately $13.6 million, or 17.1%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (June 30, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2010.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1(1)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 6, 2010	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2010.