Form 10-Q
period 2010-09-30
PROVIDENCE SERVICE CORP
filed 2010-11-05
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, there were outstanding 12,945,385 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2009	September 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,157,429	$64,617,306
Accounts receivable - billed, net of allowance of $2.9 million in 2009 and $5.0 million in 2010	80,458,245	79,092,447
Accounts receivable - unbilled	329,577	108,263
Management fee receivable	7,160,001	6,208,676
Other receivables	4,118,213	4,674,842
Restricted cash	8,153,610	7,578,007
Prepaid expenses and other	12,439,613	16,752,920
Deferred tax assets	3,558,034	1,782,212

Total current assets	167,374,722	180,814,673
Property and equipment, net	11,166,272	16,038,311
Goodwill	113,672,945	113,716,982
Intangible assets, net	73,963,261	68,263,171
Restricted cash, less current portion	5,941,924	9,078,862
Other assets	10,987,542	10,134,630

Total assets	$383,106,666	$398,046,629

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$17,480,918	$17,207,836
Accounts payable	4,010,560	2,556,999
Accrued expenses	33,389,729	41,655,739
Accrued transportation costs	40,907,527	46,868,141
Deferred revenue	8,347,258	5,578,516
Interest rate swap	372,408	40,273
Reinsurance liability reserve	12,644,670	13,348,472

Total current liabilities	117,153,070	127,255,976
Long-term obligations, less current portion	186,732,342	168,718,638
Other long-term liabilities	5,143,322	8,093,028
Deferred tax liabilities	11,740,340	10,774,948

Total liabilities	320,769,074	314,842,590
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,521,959 and 13,565,153 issued and outstanding (including treasury shares)	13,522	13,565
Additional paid-in capital	170,551,301	171,720,033
Retained deficit	(102,128,229)	(82,836,748)
Accumulated other comprehensive loss, net of tax	(1,675,572)	(1,269,381)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	55,377,055	76,243,502
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	62,337,592	83,204,039

Total liabilities and stockholders’ equity	$383,106,666	$398,046,629

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenues:
Home and community based services	$69,332,645	$69,044,692	$216,524,664	$222,060,206
Foster care services	9,161,992	8,830,292	27,555,461	26,837,858
Management fees	3,689,719	3,339,752	11,018,087	10,019,559
Non-emergency transportation services	124,638,425	135,936,560	330,268,680	401,513,512

	206,822,781	217,151,296	585,366,892	660,431,135
Operating expenses:
Client service expense	68,409,875	71,546,851	204,766,373	219,055,104
Cost of non-emergency transportation services	113,847,920	121,079,516	298,892,324	351,129,068
General and administrative expense	11,207,546	12,172,067	33,154,438	34,739,527
Depreciation and amortization	3,565,611	3,174,945	9,746,367	9,428,018

Total operating expenses	197,030,952	207,973,379	546,559,502	614,351,717

Operating income	9,791,829	9,177,917	38,807,390	46,079,418
Other (income) expense:
Interest expense	5,258,108	3,933,487	15,970,156	12,375,293
Interest income	(96,538)	(62,140)	(274,843)	(189,142)

Income before income taxes	4,630,259	5,306,570	23,112,077	33,893,267
Provision for income taxes	182,335	2,398,953	7,537,163	14,601,786

Net income	$4,447,924	$2,907,617	$15,574,914	$19,291,481

Earnings per common share:
Basic	$0.34	$0.22	$1.19	$1.46

Diluted	$0.34	$0.22	$1.18	$1.44

Weighted-average number of common shares outstanding:
Basic	13,132,920	13,203,651	13,122,827	13,187,811
Diluted	13,218,428	13,281,005	13,199,498	14,953,914

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2009	2010
Operating activities
Net income	$15,574,914	$19,291,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,499,417	3,654,271
Amortization	6,246,950	5,773,747
Amortization of deferred financing costs	2,339,990	1,844,054
Provision for doubtful accounts	3,404,044	3,825,390
Deferred income taxes	3,116,731	539,686
Stock based compensation	180,585	1,036,753
Excess tax benefit upon exercise of stock options	(93,438)	(62,370)
Other	327,344	(116,965)
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable	(11,050,828)	(2,147,562)
Management fee receivable	303,079	951,328
Other receivables	(742,852)	(625,642)
Restricted cash	189,656	(151,118)
Prepaid expenses and other	(466,003)	(8,358,925)
Reinsurance liability reserve	1,174,739	2,788,435
Accounts payable and accrued expenses	4,330,423	10,407,030
Accrued transportation costs	8,692,893	5,960,614
Deferred revenue	5,951,571	(2,798,914)
Other long-term liabilities	143,070	444,102

Net cash provided by operating activities	43,122,285	42,255,395
Investing activities
Purchase of property and equipment, net	(2,790,681)	(8,417,264)
Acquisition of businesses, net of cash acquired	(512,650)	—
Acquisition of management agreement	(100,000)	—
Restricted cash for contract performance	(134,983)	(2,410,216)
Purchase of short-term investments, net	(157,890)	(93,506)
Collection of notes receivable	599,841	—

Net cash used in investing activities	(3,096,363)	(10,920,986)
Financing activities
Proceeds from common stock issued pursuant to stock option exercise	72,940	311,614
Excess tax benefit upon exercise of stock options	93,438	62,370
Repayment of long-term debt	(10,721,175)	(18,286,786)
Debt financing costs	(791,519)	(61,053)
Capital lease payments	(64,850)	(9,723)

Net cash used in financing activities	(11,411,166)	(17,983,578)

Effect of exchange rate changes on cash	308,489	109,046

Net change in cash	28,923,245	13,459,877
Cash at beginning of period	29,364,247	51,157,429

Cash at end of period	$58,287,492	$64,617,306

Supplemental cash flow information:
Cash paid for interest	$12,264,063	$10,037,839

Cash paid for income taxes	$4,908,080	$14,610,813

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2010

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

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

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

2. Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of September 30, 2010, the Company operated in 42 states, and the District of Columbia, United States, and British Columbia, Canada.

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

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

3. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 82% and 81% of the Company’s revenue for the nine months ended September 30, 2009 and 2010, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the nine months ended September 30, 2009 and 2010, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2009 and September 30, 2010, approximately $13.9 million, or 22.2%, and $13.9 million, or 16.7%, of the Company’s net assets, respectively, were located in Canada. In addition, approximately $16.9 million, or 2.9%, and $17.3 million, or 2.6%, of the Company’s consolidated revenue for the nine months ended September 30, 2009 and 2010, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future Canadian operations and, as a result, harm its overall business.

4. Significant Accounting Policies

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

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $372,000 and $40,000 as of December 31, 2009 and September 30, 2010, respectively, which was classified as “Interest rate swap” in the accompanying condensed consolidated balance sheets at December 31, 2009 and September 30, 2010.

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

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

At December 31, 2009 and September 30, 2010, approximately $4.4 million and $3.6 million, respectively, of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $14.1 million and $16.7 million of restricted cash at December 31, 2009 and September 30, 2010, respectively, as follows:

	December 31, 2009	September 30, 2010
Collateral for letters of credit - Contractual obligations	$418,000	$243,000
Contractual obligations	786,801	937,920

Subtotal restricted cash for contractual obligations	1,204,801	1,180,920

Collateral for letters of credit - Reinsured claims losses	4,041,000	4,808,921
Escrow - Reinsured claims losses	8,849,733	10,667,028

Subtotal restricted cash for reinsured claims losses	12,890,733	15,475,949

Total restricted cash	14,095,534	16,656,869
Less current portion	8,153,610	7,578,007

	$5,941,924	$9,078,862

Of the restricted cash amount at December 31, 2009 and September 30, 2010:

•

$418,000 and $243,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations at December 31, 2009 and September 30, 2010, respectively;

•

approximately $787,000 and $938,000 was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”) at December 31, 2009 and September 30, 2010, respectively;

•

approximately $4.0 million and $4.8 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets at December 31, 2009 and September 30, 2010, respectively;

•

approximately $1.6 million and $4.0 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program at December 31, 2009 and September 30, 2010, respectively; and

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

•	approximately $7.2 million and $6.6 million was restricted in relation to our auto liability program at December 31, 2009 and September 30, 2010, respectively.

At September 30, 2010, approximately $5.1 million, $4.0 million, $6.4 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $938,000 is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2009 and September 30, 2010.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying condensed consolidated balance sheets at December 31, 2009 and September 30, 2010.

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

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia regarding British Columbia’s actions to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately $13,000 CAD which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. During the second quarter of 2010, British Columbia filed a petition for leave to appeal the arbitration award. There is no financial statement impact related to these events included in our financial results for the three and nine months ended September 30, 2010.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants for the nine months ended September 30, 2009 and 2010 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC Topic 718-Compensation-Stock Compensation and totaled approximately $174,000 (net of tax of $6,000) and $946,000 (net of tax of $91,000), respectively.

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

For the nine months ended September 30, 2009 and 2010, the amount of excess tax benefits resulting from the exercise of stock options was approximately $93,000 and $62,000. These amounts are reflected as cash flows from financing activities for the nine months ended September 30, 2009 and 2010 in the accompanying condensed consolidated statements of cash flows.

As of September 30, 2010, there was approximately $6.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 2.4 years.

5. Summary of Critical Accounting Estimates

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

6. New and Pending Accounting Pronouncements

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

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

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

Pending Accounting Pronouncements

In October, 2009, the FASB issued ASU No. 2009-13-Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is an option, but is not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. The Company has determined the adoption of ASU 2009-13 will not have a material impact its consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

7. Fair Value Measurements

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

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2009 and September 30, 2010:

		Fair Value Measurement Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap at December 31, 2009	$(372,408)	$—	$(372,408)	$—

Interest rate swap at September 30, 2010	$(40,273)	$—	$(40,273)	$—

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

8. Other Receivables

At December 31, 2009 and September 30, 2010, insurance premiums of approximately $3.3 million and $3.9 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying condensed consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at September 30, 2010 were approximately $2.8 million, of which approximately $707,000 was classified as “Other receivables” and approximately $2.1 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2009 were approximately $2.3 million, of which approximately $805,000 was classified as “Other receivables” and approximately $1.5 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

9. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2009	September 30, 2010
Prepaid payroll	$2,578,670	$2,383,786
Prepaid insurance	2,242,499	5,511,782
Prepaid taxes	1,576,956	2,144,728
Prepaid rent	743,402	855,755
Provider advances	83,265	314,321
Prepaid maintenance agreements and copier leases	634,474	693,446
Prepaid bus tokens and passes	1,076,377	1,009,578
Prepaid commissions and brokerage fees	608,566	581,920
Interest receivable - certificates of deposit	889,156	982,662
Other	2,006,248	2,274,942

Total prepaid expenses and other	$12,439,613	$16,752,920

10. Long-Term Obligations

	December 31, 2009	September 30, 2010
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest was paid in June 2010	$618,680	$—
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010, which was paid in April 2010	1,800,000	—
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% (effective rate of 6.76% at September 30, 2010) through December 2012	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly through December 2013	131,794,580	115,926,474

	204,213,260	185,926,474
Less current portion	17,480,918	17,207,836

	$186,732,342	$168,718,638

On January 7, 2010, the Board authorized a voluntary prepayment on the term loan under the Credit and Guaranty Agreement with CIT Healthcare and the lenders party thereto, as amended (“Credit Agreement”) of $5.0 million. The prepayment was made on January 11, 2010.

The carrying amount of the long-term obligations approximated its fair value at December 31, 2009 and September 30, 2010. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

11. Interest Rate Swap

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

The fair value amounts in the condensed consolidated balance sheets at December 31, 2009 and September 30, 2010, related to the Company’s interest rate swap were as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2009	September 30, 2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Interest rate swap	$372,408	$40,273

Total derivatives designated as hedging instruments under ASC 815		$372,408	$40,273

Total derivatives		$372,408	$40,273

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

The derivative gains and losses in the condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2010, related to the Company’s interest rate swap were as follows:

Derivatives in ASC 815 cash flow hedging relationship	Pretax loss recognized in Other Comprehensive Income on effective portion of derivative	Pretax loss on effective portion of derivative reclassified from Accumulated Other Comprehensive Loss into Income		Ineffective portion of gain (loss) on derivative recognized in Income
	Amount	Location	Amount	Location	Amount
Interest rate contract for the three months ended:
September 30, 2009	$(154,713)	Interest expense	$(478,915)	Interest expense	$(43,759)

September 30, 2010	$(42,037)	Interest expense	$(43,130)	Interest expense	$14

Interest rate contract for the nine months ended:
September 30, 2009	$(220,848)	Interest expense	$(1,146,249)	Interest expense	$(166,602)

September 30, 2010	$(147,053)	Interest expense	$(387,259)	Interest expense	$1,141

Derivatives not designated as hedging instruments under ASC 815	Location of amounts recognized in income on derivative	Amount of loss recognized in income on derivative
Interest rate contract for the three months ended:
September 30, 2009	Interest expense	$—

September 30, 2010	Interest expense	$—

Interest rate contract for the nine months ended:
September 30, 2009	Interest expense	$(132,029)

September 30, 2010	Interest expense	$—

Additional information regarding the Company’s interest rate swap is included in notes 4 and 7 above and note 13 below.

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

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

•	Payroll and related employee expenses by position corresponding to the contracted revenue streams; and

•	Other operating expenses such as facilities costs, employee training, mileage and communications in support of operations.

The actual operating contribution margins of the operating entities that comprise Social Services ranged from approximately 4% to 16% for the year ended December 31, 2009. The Company believes that the long term operating contribution margins of the operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, the Company cross sells its services within markets, and standardizes its operating model among entities including acquisitions.

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

Corporate. Corporate includes corporate accounting and finance, information technology, business development, compliance, marketing, internal audit, employee training, legal and various other overhead costs, all of which are directly allocated to the operating segments.

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

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

The following table sets forth certain financial information attributable to the Company’s business segments for the three and nine months ended September 30, 2009 and 2010. In addition, none of the segments have significant non-cash items other than depreciation and amortization in reported income.

	For the three months ended September 30, 2009
	Social Services (c)	NET Services	Corporate (a)	Consolidated Total
Revenues	$82,184,356	$124,638,425	$—	$206,822,781

Depreciation and amortization	$1,969,184	$1,596,427	$—	$3,565,611

Operating income	$2,741,440	$7,050,389	$—	$9,791,829

Net interest expense (income)	$(55,594)	$5,217,164	$—	$5,161,570

Capital expenditures	$150,700	$575,486	$107,345	$833,531

	For the three months ended September 30, 2010
	Social Services (c)	NET Services	Corporate (a)	Consolidated Total
Revenues	$81,214,736	$135,936,560	$—	$217,151,296

Depreciation and amortization	$1,556,221	$1,618,724	$—	$3,174,945

Operating income (loss)	$(1,445,294)	$10,623,211	$—	$9,177,917

Net interest expense (income)	$(57,449)	$3,928,796	$—	$3,871,347

Capital expenditures	$164,534	$392,293	$3,617,410	$4,174,237

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

	For the nine months ended September 30, 2009
	Social Services ( c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$255,098,212	$330,268,680	$—	$585,366,892

Depreciation and amortization	$4,949,918	$4,796,449	$—	$9,746,367

Operating income	$19,183,029	$19,624,361	$—	$38,807,390

Net interest expense (income)	$(131,239)	$15,826,552	$—	$15,695,313

Total assets	$150,498,103	$220,012,762	$24,514,635	$395,025,500

Capital expenditures	$992,314	$1,282,158	$516,209	$2,790,681

	For the nine months ended September 30, 2010
	Social Services ( c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$258,917,623	$401,513,512	$—	$660,431,135

Depreciation and amortization	$4,583,704	$4,844,314	$—	$9,428,018

Operating income	$7,482,077	$38,597,341	$—	$46,079,418

Net interest expense (income)	$(136,373)	$12,322,524	$—	$12,186,151

Total assets	$152,563,758	$205,856,237	$39,626,634	$398,046,629

Capital expenditures	$1,144,189	$2,157,869	$5,115,206	$8,417,264

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of September 30, 2009 and 2010 include cash totaling approximately $21.6 million and $32.3 million, prepaid expenses totaling approximately $796,000 and $900,000, property and equipment totaling approximately $1.6 million and $6.0 million, and other assets of approximately $476,000 and $431,000, respectively.
(c)	Excludes intersegment revenues of approximately $137,000 and $381,000 for the three months ended September 30, 2009 and 2010, respectively, and $182,000 and $671,000 for the nine months ended September 30, 2009 and 2010, respectively, that have been eliminated in consolidation.

13. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the nine months ended September 30, 2010, the Company granted options to purchase an aggregate of 437,711 shares of the Company’s common stock under its 2006 Plan at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the non-employee members of its board of directors, executive officers and certain key employees. The options vest in equal installments at various times over the next three years and have a term of ten years. The weighted-average fair value of the options granted during the nine months ended September 30, 2010 totaled $12.23 per share.

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

The Company granted a total of 74,101 shares of restricted stock to certain executive officers and non-employee directors of the Company during the nine months ended September 30, 2010. These awards vest in equal installments at various times over the next three years. The weighted-average fair value of the restricted stock awards granted during the nine months ended September 30, 2010 totaled $16.88 per share.

The Company issued 666 shares of its common stock to its employees upon the vesting of certain restricted stock awards granted in 2009 under the Company’s 2006 Plan.

At December 31, 2009 and September 30, 2010, there were 13,521,959 and 13,565,153 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2009 and September 30, 2010) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a gain of approximately $245,000 for the nine months ended September 30, 2010. In addition, other comprehensive income included an aggregate gain of approximately $161,000, net of tax, which resulted from the accounting for the Company’s interest rate swaps for the nine months ended September 30, 2010.

The components of comprehensive income, net of taxes, for the three and nine months ended September 30, 2009 and 2010 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net income	$4,447,924	$2,907,617	$15,574,914	$19,291,481

Other comprehensive income:
Change related to derivative, net of income tax (A)	192,709	503	552,548	161,224
Foreign currency translation adjustments	869,848	242,030	1,518,689	244,967

Total other comprehensive income	1,062,557	242,533	2,071,237	406,191

Total comprehensive income	$5,510,481	$3,150,150	$17,646,151	$19,697,672

(A)	For the three months ended September 30, 2009 and 2010, the change in fair value of the interest rate swap was net of tax of approximately $131,000 and $1,000, respectively. For the nine months ended September 30, 2009 and 2010, the change in fair value of the interest rate swap was net of tax of approximately $373,000 and $79,000, respectively.

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

The following table reflects changes in common stock, additional paid-in capital and accumulated other comprehensive loss for the nine months ended September 30, 2010:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2009	13,521,959	$13,522	$170,551,301	$(1,675,572)
Stock-based compensation	—	—	1,036,753	—
Exercise of employee stock options, including net tax shortfall of $179,591	42,528	42	131,980	—
Restricted stock issued	666	1	(1)	—
Change in fair value of derivative and impact of de-designation, net of income tax of $78,981	—	—	—	161,224
Foreign currency translation adjustments	—	—	—	244,967

Balance at September 30, 2010	13,565,153	$13,565	$171,720,033	$(1,269,381)

14. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Numerator:
Net income, basic	$4,447,924	$2,907,617	$15,574,914	$19,291,481
Effect of interest related to the convertible debt	—	—	—	2,206,503

Net income available to common stockholders, diluted	$4,447,924	$2,907,617	$15,574,914	$21,497,984
Denominator:
Denominator for basic earnings per share — weighted-average shares	13,132,920	13,203,651	13,122,827	13,187,811
Effect of dilutive securities:
Common stock options and restricted stock awards	85,508	77,354	76,671	87,363
Notes	—	—	—	1,678,740

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	13,218,428	13,281,005	13,199,498	14,953,914

Basic earnings per share	$0.34	$0.22	$1.19	$1.46

Diluted earnings per share	$0.34	$0.22	$1.18	$1.44

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Company’s 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”) was included in the computation of diluted earnings per share for the nine months ended September 30, 2010 as they have a dilutive effect. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 and the three months ended September 30, 2010 as it would have been antidilutive. For the nine months ended September 30, 2009 and 2010, employee stock options to purchase zero and 1,452 shares of common stock, respectively, were not included in the computation of diluted earnings per shares as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

15. Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2010 was 45.2% and 43.1%, respectively. For the three and nine months ended September 30, 2010, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% primarily due to state and city income taxes and changes in the valuation allowance related to state net operating loss carryforwards.

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

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $457,000 and $564,000 at December 31, 2009 and September 30, 2010, respectively.

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

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

17. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $225,000 and $208,000 for the nine months ended September 30, 2009 and 2010, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2009 and September 30, 2010 were approximately $281,000 and $245,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for approved business travel purposes on an as needed basis subject to a joint operating agreement and regulated by Federal Aviation Administration Code of Federal Regulations 91:501. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company currently pays a flat fee of $9,000 per month plus incidental costs such as fuel and landing fees. For the nine months ended September 30, 2009 and 2010, the Company expensed amounts related to Las Montanas Aviation, LLC of approximately $100,000 and $82,000, respectively, for use of the airplane for business travel purposes. The plane is available for use related to the Company’s business only when commercial flights are not practical.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2009 and 2010 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2009. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q3 2010 and Q3 2009 mean the three months ended September 30, 2010 and three months ended September 30, 2009, respectively. In addition, references to YTD 2010 and YTD 2009 mean the nine months ended September 30, 2010 and nine months ended September 30, 2009, respectively.

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

We have completed our 2010-2011 contract renewal cycle with the exception of a few upcoming request for proposals that have due dates not in line with fiscal year ends as well as other contracts related to our seasonal school based business that do not renew on July 1. All but one of our social services contracts have been renewed with relatively stable rates overall and we anticipate increases in volume. In addition, all but one of our non-emergency transportation management services contracts have been renewed. We anticipate that the impact of loss of the contracts not renewed for the year ending December 31, 2010 will be partially offset by new contract wins in other markets, volume increases and better than expected historical performance aided by continued strong federal support for Medicaid and referral patterns that favor our home and community based alternatives. In addition, with respect to the non-emergency transportation management services contract not renewed in 2010, we protested the process under which this contract was rebid and filed a Petition for Review of Agency Action and for Declaratory and Injunctive Relief in the Circuit Court of Cole County Missouri where our request for a Temporary Restraining Order was denied. The case is still pending.

As of September 30, 2010, we provided social services directly to over 54,000 clients, and had approximately 8.4 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from over 300 locations in 42 states, the District of Columbia and British Columbia.

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

As of September 30, 2010, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of September 30, 2010.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2009.

Results of operations

Segment reporting. Our financial operating results are organized and reviewed by our chief operating decision maker along our service lines in two reportable segments (i.e., Social Services and NET Services). We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer. The following describes each of our segments.

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

The actual operating contribution margins of the operating entities that comprise Social Services ranged from approximately 4% to 16% for the year ended December 31, 2009. We believe that the long term operating contribution margins of our operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including acquisitions.

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

Consolidated Results

The following table sets forth the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenues:
Home and community based services	33.5%	31.8%	37.0%	33.6%
Foster care services	4.4	4.1	4.7	4.1
Management fees	1.8	1.5	1.9	1.5
Non-emergency transportation services	60.3	62.6	56.4	60.8

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Client service expense	33.1	32.9	35.0	33.2
Cost of non-emergency transportation services	55.1	55.8	51.0	53.2
General and administrative expense	5.4	5.6	5.7	5.3
Depreciation and amortization	1.7	1.5	1.7	1.4

Total operating expenses	95.3	95.8	93.4	93.1

Operating income	4.7	4.2	6.6	6.9
Non-operating expense (income):
Interest expense (income), net	2.5	1.8	2.6	1.8

Income before income taxes	2.2	2.4	4.0	5.1
Provision for income taxes	0.1	1.1	1.3	2.2

Net income	2.1%	1.3%	2.7%	2.9%

Overview of our results of operations for YTD 2010

Our financial results for YTD 2010 as compared to YTD 2009 were favorably impacted by continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets, effective cost management and relatively stable rates overall. We believe the trend away from the more expensive out of home providers in favor of home and community based delivery systems like ours will continue.

Our non-emergency transportation services revenue for YTD 2010 as compared to YTD 2009 was favorably impacted by the ramp up of significant contracts awarded to our NET Services operating segment during 2009, continued membership increases related to new and existing contracts, as well as expansion into commercial ambulance management services with some of the existing entities with which we contract for services. In addition, lower than anticipated utilization rates for our NET Services, continued focus on reducing unit cost through lower cost transportation alternatives and our continued success in gaining operating efficiencies by leveraging existing infrastructure and back-office support to provide services under new contracts resulted in improved operating margin for YTD 2010 as compared to YTD 2009.

In the first quarter of 2010, we began phasing out the wage freeze that was in effect during 2009. We are providing our employees with wage increases based on our compensation policy which will result in increased payroll expense for 2010 in comparison to 2009.

Q3 2010 compared to Q3 2009

Revenues

	Three Months Ended September 30,		Percent change
	2009	2010
Home and community based services	$69,332,645	$69,044,692	-0.4%
Foster care services	9,161,992	8,830,292	-3.6%
Management fees	3,689,719	3,339,752	-9.5%
Non-emergency transportation services	124,638,425	135,936,560	9.1%

Total revenues	$206,822,781	$217,151,296	5.0%

Home and community based services. In total, our home and community based services revenue remained relatively consistent between Q3 2009 and Q3 2010. In certain locations, we experienced revenue growth due to additional client volume from contracts that began subsequent to September 30, 2009 and increases in contract rate amounts; however, this growth was offset by rate and service authorization reductions under various other contracts.

Foster care services. Our foster care services revenue remained relatively consistent between Q3 2009 and Q3 2010.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) remained relatively consistent at $52.6 million for Q3 2010 as compared to $52.4 million for Q3 2009. The decrease in management fees for Q3 2010 as compared to Q3 2009 was primarily attributable to one of our managed entities disposing of assets resulting in less revenue earned by the entity. Our management fees are based on the managed entity’s revenue and resulted in a decrease in our management fees.

Non-emergency transportation services. The increase in non-emergency transportation services revenue was due to additional membership related to existing and new contracts, geographical expansion in certain states, as well as expansion into commercial ambulance management services with some of the existing entities with which we contract for services in California. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for Q3 2009 and Q3 2010:

	Three months ended September 30,		Percent change
	2009	2010
Payroll and related costs	$47,459,997	$50,184,261	5.7%
Purchased services	8,973,950	8,630,510	-3.8%
Other operating expenses	11,867,908	12,621,664	6.4%
Stock-based compensation	108,020	110,416	2.2%

Total client service expense	$68,409,875	$71,546,851	4.6%

Payroll and related costs. Our payroll and related costs increased for Q3 2010 as compared to Q3 2009 as we rescinded the wage freeze that was initiated for 2009 and added new employees. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 57.7% for Q3 2009 to 61.8% for Q3 2010.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. The decrease in purchased services for Q3 2010 as compared to Q3 2009 was primarily related to our workforce development services in British Columbia due to our decreased use of reimbursed third-party services. As a percentage of revenue, excluding NET Services revenue, purchased services decreased slightly from 10.9% for Q3 2009 to 10.6% for the Q3 2010.

Other operating expenses. For Q3 2010, other operating expenses increased over Q3 2009. This increase was primarily due to an increase in expenses of approximately $1.4 million resulting from the reclassification of expenses related to activities of one of our captive insurance subsidiaries from general and administrative expense to client service expense in 2010. This increase was partially offset by a decrease in bad debt expense of approximately $940,000. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased from 14.4% for Q3 2009 to 15.5% for Q3 2010.

Stock-based compensation. Stock-based compensation of approximately $108,000 and $110,000 for Q3 2009 and Q3 2010, respectively, represents the amortization of the fair value of stock options awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan.

Cost of non-emergency transportation services.

	Three months ended September 30,		Percent Change
	2009	2010
Payroll and related costs	$14,243,572	$13,419,047	-5.8%
Purchased services	94,485,976	101,247,430	7.2%
Other operating expenses	5,118,372	6,191,794	21.0%
Stock-based compensation	—	221,245

Total cost of non-emergency transportation services	$113,847,920	$121,079,516	6.4%

Payroll and related costs. The net decrease in payroll and related costs of our NET Services operating segment for Q3 2010 as compared to Q3 2009 was due to the elimination of key executive positions, which was offset by the elimination of the wage freeze that was initiated for 2009. As a percentage of NET Services revenue, payroll and related costs decreased from 11.4% for Q3 2009 to 9.9% for Q3 2010.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. For Q3 2010, purchased transportation costs increased due to services provided under new contracts as compared to Q3 2009. As a percentage of NET Services revenue, purchased services decreased from approximately 75.8% for Q3 2009 to approximately 74.5% for Q3 2010. Lower unit cost due to a positive shift in the service mix to lower cost modes such as mass transit during Q3 2010 resulted in lower purchased services expense as a percentage of revenue for Q3 2010 as compared to Q3 2009.

Other operating expenses. Other operating expenses of our NET Services operating segment increased for Q3 2010 as compared to Q3 2009 due to cost associated with responding to new business opportunities including on the ground resources for outreach and research efforts as well as start up and implementation costs associated with new contracts set to begin in the fourth quarter of 2010 and first quarter of 2011. As a percentage of revenue, other operating expenses increased from 4.1% for Q3 2009 to 4.6% for Q3 2010.

Stock-based compensation. Stock-based compensation expense of approximately $221,000 for Q3 2010 represents the amortization of the fair value of stock options awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Three months ended September 30,		Percent change
2009	2010
$11,207,546	$12,172,067	8.6%

The increase in corporate administrative expenses for Q3 2010 as compared to Q3 2009 was primarily a result of an increase in rent expense of approximately $959,000 as a result of the growth of our operations and expenses associated with relocating our corporate offices. As a percentage of revenue, general and administrative expense increased slightly from 5.4% for Q3 2009 to 5.6% for Q3 2010.

Depreciation and amortization.

Three months ended September 30,		Percent change
2009	2010
$3,565,611	$3,174,945	-11.0%

As a percentage of revenues, depreciation and amortization was approximately 1.7% for Q3 2009 and 1.5% for Q3 2010. The decrease in depreciation and amortization from period to period primarily resulted from Q3 2009 including a write-down of a management contract in the amount of approximately $458,000.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $185.9 million at September 30, 2010 from $227.0 million at September 30, 2009, which was a significant factor contributing to the decrease in our interest expense for Q3 2010 as compared to Q3 2009. Additionally, the changes related to our interest rate swap that occurred in March 2010 had a positive impact on interest expense.

Interest income. Interest income for Q3 2009 and Q3 2010 was approximately $97,000 and $62,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for Q3 2010 was 45.2%. For Q3 2010, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% primarily due to state and city income taxes and changes in the valuation allowance related to state net operating loss carryforwards.

Our effective tax rate from continuing operations for Q3 2009 was 3.9%. For Q3 2009, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to total tax benefits of $1.4 million recognized during Q3 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns, partially offset by state income taxes, net of federal benefit and other non-deductible expenses. The $1.4 million true up was primarily attributable to a change in our blended state tax rate, a deduction for state taxes on the federal return, and a true up of state net operating losses.

YTD 2010 compared to YTD 2009

Revenues

	Nine Months Ended September 30,		Percent change
	2009	2010
Home and community based services	$216,524,664	$222,060,206	2.6%
Foster care services	27,555,461	26,837,858	-2.6%
Management fees	11,018,087	10,019,559	-9.1%
Non-emergency transportation services	330,268,680	401,513,512	21.6%

Total revenues	$585,366,892	$660,431,135	12.8%

Home and community based services. Our home and community based services provided additional revenue of approximately $5.5 million for YTD 2010 as compared to YTD 2009. This increase was primarily due to additional client volume from contracts that began subsequent to September 30, 2009 and increases in contract rate amounts, partially offset by rate and service authorization reductions under various other contracts.

Foster care services. Our foster care services revenue remained relatively consistent between YTD 2009 and YTD 2010.

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $158.6 million for YTD 2010 as compared to $164.8 million for YTD 2009. The decrease in management fees for YTD 2010 as compared to YTD 2009 was primarily attributable to one of our managed entities disposing of assets resulting in less revenue earned by the entity. Our management fees are based on the managed entity’s revenue and resulted in a decrease in our management fees.

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

Operating expenses

Client service expense. Client service expense included the following for YTD 2009 and YTD 2010:

	Nine months ended September 30,		Percent change
	2009	2010
Payroll and related costs	$145,398,891	$155,381,237	6.9%
Purchased services	25,924,212	26,069,052	0.6%
Other operating expenses	33,278,841	37,452,194	12.5%
Stock-based compensation	164,429	152,621	-7.2%

Total client service expense	$204,766,373	$219,055,104	7.0%

Payroll and related costs. Our payroll and related costs increased for YTD 2010 as compared to YTD 2009, as we began to lift the wage freeze that was initiated for 2009 and added new employees. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 57.0% for YTD 2009 to 60.0% for YTD 2010.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. The increase in purchased services for YTD 2010 as compared to YTD 2009 was primarily related to an increase in expenses for foster parent payments, out-of-home placements and behavioral health services of approximately $1.4 million attributable to an increase in client volume during 2010. Offsetting these increases was a decrease of approximately $1.2 million related to our workforce development services in British Columbia due to our decreased use of reimbursed third-party services. As a percentage of revenue, excluding NET Services revenue, purchased services remained relatively consistent at 10.2% and 10.1% for YTD 2009 and YTD 2010, respectively.

Other operating expenses. For YTD 2010, other operating expenses such as client related expenses, transportation expenses, professional services and the procurement of technology equipment increased as compared to YTD 2009 due to the growth in the number of clients served in existing markets. There was also an increase in other operating expenses of approximately $2.0 million that resulted from the reclassification of expenses related to the activities of one of our captive insurance subsidiaries from general and administrative expense to client service expense. These increases were partially offset by a decrease in temporary labor of approximately $1.3 million primarily related to a workforce development contract for which we no longer incur temporary labor costs. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 14.5% for YTD 2010 from 13.0% for YTD 2009.

Stock-based compensation. Stock-based compensation of approximately $164,000 and $153,000 for YTD 2009 and YTD 2010, respectively, represents the amortization of the fair value of stock options awarded to key employees since January 1, 2009 under our 2006 Plan.

Cost of non-emergency transportation services.

	Nine months ended September 30,		Percent Change
	2009	2010
Payroll and related costs	$36,675,310	$39,622,606	8.0%
Purchased services	247,019,512	294,962,803	19.4%
Other operating expenses	15,197,502	16,120,502	6.1%
Stock-based compensation	—	423,157

Total cost of non-emergency transportation services	$298,892,324	$351,129,068	17.5%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for YTD 2010 as compared to YTD 2009 was due to the elimination of the wage freeze that was initiated for 2009 as well as the addition of administrative staff and other employees to support our growth, the largest of which related to the opening on July 1, 2009 of our Edison, New Jersey Call Center in support of our Medicaid contract and further geographic expansion in New Jersey effective July 2010. As a percentage of NET Services revenue, payroll and related costs decreased from 11.1% for YTD 2009 to 9.9% for YTD 2010.

Purchased services. Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For YTD 2010, purchased transportation costs increased due to services provided under new contracts as compared to YTD 2009. As a percentage of NET Services revenue, purchased services decreased from approximately 74.8% for YTD 2009 to approximately 73.5% for YTD 2010. Lower utilization and lower unit cost due to a positive shift in the service mix to lower cost modes such as mass transit during YTD 2010 resulted in lower purchased services expense as a percentage of revenue for YTD 2010 as compared to YTD 2009.

Other operating expenses. Other operating expenses of our NET Services operating segment as a percentage of NET Services revenue decreased from 4.6% for YTD 2009 to 4.0% for YTD 2010. The decrease was due to efficiencies and economies of scale created through the assignment of new managed care and commercial ambulance business to existing call centers, in particular, our Phoenix, Arizona center.

Stock-based compensation. Stock-based compensation expense of approximately $423,000 for YTD 2010 represents the amortization of the fair value of stock options awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Nine months ended September 30,		Percent change
2009	2010
$33,154,438	$34,739,527	4.8%

The increase in corporate administrative expenses was a result of an increase in compensation expense, primarily related to incentive compensation, of approximately $1.6 million and an increase in stock based compensation expense of approximately $445,000. Additionally there was an increase in rent expense of approximately $1.7 million attributable to the growth of our operations and expenses associated with relocating our corporate offices. Partially offsetting these increases was a decrease in bank fees of approximately $1.1 million for YTD 2010 as compared to YTD 2009, which were primarily attributable to the 2009 amendment of the credit and guarantee agreement discussed below. Additionally, legal fees decreased approximately $1.2 million for YTD 2010 as compared to YTD 2009. The legal fees incurred during YTD 2009 were primarily related to the amendment of the credit and guarantee agreement and the abandoned consent solicitation initiated by a dissident stockholder.

As a percentage of revenue, general and administrative expense decreased from 5.7% for YTD 2009 to 5.3% for YTD 2010.

Depreciation and amortization.

Nine months ended September 30,		Percent change
2009	2010
$9,746,367	$9,428,018	-3.3%

As a percentage of revenues, depreciation and amortization was approximately 1.7% for YTD 2009 and 1.4% for YTD 2010.

Non-operating (income) expense

Interest expense. Decreased interest expense for YTD 2010 as compared to YTD 2009 was primarily due to the decrease in our debt obligations. Our current and long-term debt obligations have decreased to approximately $185.9 million at September 30, 2010 from $227.0 million at September 30, 2009.

Interest income. Interest income for YTD 2009 and YTD 2010 was approximately $275,000 and $189,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for YTD 2010 was 43.1%. Our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state and city income taxes and changes in the valuation allowance related to state net operating loss carryforwards.

Our effective tax rate from continuing operations for YTD 2009 was 32.6%. For YTD 2009, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to total tax benefits of $1.4 million recognized during Q3 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns, partially offset by state income taxes, net of federal benefit and other non-deductible expenses. The $1.4 million true up was primarily attributable to a change in our blended state tax rate, a deduction for state taxes on the federal return, and a true up of state net operating losses.

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

Sources of cash for YTD 2010 were primarily from operations. Our balance of cash and cash equivalents was approximately $64.6 million at September 30, 2010, up from $51.2 million at December 31, 2009. Approximately $3.6 million of cash was held by WCG International Ltd. (our foreign wholly-owned subsidiary), or WCG, at September 30, 2010 and was not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $14.1 million and $16.7 million at December 31, 2009 and September 30, 2010, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At December 31, 2009 and September 30, 2010, our total debt was approximately $204.2 million and $185.9 million, respectively.

Cash flows

Operating activities. Net income of approximately $19.3 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $16.5 million was partially offset by the growth of our billed and unbilled accounts receivable of approximately $2.1 million for YTD 2010. The growth of our billed and unbilled accounts receivable during YTD 2010 was mostly due to revenue growth.

For YTD 2010, net cash flow from operating activities totaled approximately $42.3 million. Payments received for management fees receivable resulted in cash provided by operations of approximately $951,000. Increases in other receivables, primarily related to insurance premiums receivable, resulted in a decrease in cash provided by operations of approximately $626,000. Prepaid expenses and other assets increased, which resulted in a decrease in cash flow from operations of approximately $8.4 million. The increase in prepaid expenses was primarily due to prepayments of workers’ compensation and general and professional liability insurance premiums made during the second quarter of 2010 as well as the prepayment of income taxes. Restricted cash related to the collection activities of the correctional services business resulted in additional cash used in operating activities of approximately $151,000. Changes in accounts payable, accrued expenses and accrued transportation costs resulted in cash provided by operating activities of approximately $16.4 million, while decreases in deferred revenue resulted in cash used in operating activities of approximately $2.8 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $2.8 million as we added the NET services operating segment to our self-insured workers’ compensation and general and professional liability programs.

Investing activities. Net cash used in investing activities totaled approximately $10.9 million for YTD 2010. We spent approximately $8.4 million for property and equipment to support the growth of our operations, which included approximately $3.2 million related to the purchase of land and building adjacent to our corporate office. Additionally, changes in restricted cash, primarily related to cash held in trust for reinsurance claims losses, resulted in cash used in investing activities of approximately $2.4 million.

Financing activities. Net cash used in financing activities totaled approximately $18.0 million for YTD 2010. We repaid approximately $18.3 million of long-term debt during this period, which included a voluntary prepayment of $5.0 million in January 2010. Additionally, we generated proceeds from the exercise of stock options of approximately $312,000.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for YTD 2010 was an increase to cash of approximately $109,000.

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

On March 11, 2009, we agreed with our creditors to amend certain terms in the Credit Agreement (this amendment referred to as Amendment No. 1 to the Credit Agreement and, together with the Credit Agreement, the Amended Credit Agreement). We determined that the amendment did not represent a substantial modification of terms of the Credit Agreement.

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

The Amended Credit Agreement requires us to satisfy certain financial and other covenants, including:

	Requirement	Level at September 30, 2010
Consolidated Senior Leverage Ratio	3.0	1.6
Consolidated Total Leverage Ratio	4.0	2.6
Minimum Consolidated Fixed Charge Coverage	1.1	1.4

Under the Amended Credit Agreement we were in compliance with all financial covenants as of September 30, 2010. There can be no assurances that we will be able to maintain compliance with the financial and other covenants in the Amended Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our creditors will grant waivers for our non-compliance. The Amended Credit Agreement expires in December 2013. See Item 1A “Risk Factors—Our increased indebtedness may harm our financial condition and results of operations” included in our Form 10-K for the year ended December 31, 2009.

Under the Amended Credit Agreement the outstanding principal amount of the loans accrues interest at the per annum rate of LIBOR plus 6.5% or the Base Rate plus 5.5% at our election. We may, from time-to-time, request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 5.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 6.5%). The conversion to a LIBOR Loan may be selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months is selected by us interest is payable quarterly. If not renewed by us subject to CIT approval, the loan will automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to our term loan at September 30, 2010 was 6.76%. In addition, we are subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of September 30, 2010, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2009 and September 30, 2010, there were five letters of credit in the amount of approximately $7.3 million and three letters of credit in the amount of approximately $3.7 million, respectively, collateralized under the revolving credit facility. At December 31, 2009 and September 30, 2010, our available credit under the revolving credit facility was $22.7 million and $26.3 million, respectively.

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

On February 27, 2008, we entered into an interest rate swap to convert a portion of our floating rate long-term debt to fixed rate debt. The purpose of this instrument was to hedge the variability of our future earnings and cash flows caused by movements in interest rates applied to our floating rate long-term debt. We held this derivative only for the purpose of hedging such risks, not for speculation. We entered into the interest rate swap with a notional amount of $86.5 million maturing on February 27, 2010. Under the swap agreement, we received interest equivalent to three-month LIBOR and paid a fixed rate of interest of 3.026% with settlement occurring quarterly.

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

Contingent obligations. On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of September 30, 2010, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of September 30, 2010, 15 highly compensated employees participated in this plan.

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

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. The not-for-profit social services organizations managed by us that qualify under Section 501(c)(3) of the Internal Revenue Code, referred to as a 501(c)(3) entity, each maintain a board of directors, a majority of which are independent. All economic decisions by the board of any 501(c)(3) entity that affect us are made solely by the independent board members. We encourage each managed entity to obtain a third party fairness opinion from an independent appraiser retained by the independent board members of the tax exempt organizations.

Management fees generated under our management agreements represented 1.9% and 1.5% of our revenue for YTD 2009 and YTD 2010, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2009 and September 30, 2010 totaled $7.2 million and $6.2 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of September 30 and December 31, 2009 and March 31, June 30 and September 30, 2010:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2009	$1,135,520	$867,846	$772,442	$2,022,331	$2,601,141
December 31, 2009	$1,018,624	$857,512	$678,124	$2,051,679	$2,554,062
March 31, 2010	$1,021,834	$890,884	$610,979	$1,826,772	$2,779,842
June 30, 2010	$1,074,610	$668,469	$631,223	$1,733,202	$2,973,063
September 30, 2010	$1,004,759	$649,934	$669,399	$1,802,459	$2,082,125

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

Our days sales outstanding for our managed entities decreased from 181 days at December 31, 2009 to 169 days at September 30, 2010.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2010 was approximately $2.6 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2010 was approximately $4.1 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2010 was approximately $2.8 million. We recorded a corresponding receivable from third-party insurers and liability at September 30, 2010 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $5.7 million and $8.8 million at December 31, 2009 and September 30, 2010, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at September 30, 2010 was approximately $6.7 million.

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

Providence Liability Insurance Coverages

During the second quarter of 2010, we made changes to our automobile, general and professional liability and umbrella insurance coverage limits to ensure our insurance program meets our contractual requirements and insurable risks as we grow. The table below summarizes our liability insurance programs as of September 30, 2010.

Coverage Type	Coverage Limit	Reinsurance
Automobile	$2,000,000	—
Crime	$5,000,000	—
Director & Officer Liability	$10,000,000	—
Employed Lawyers	$1,000,000	—
Employment Practices Liability	$5,000,000	—
General & Professional Liability	$1,000,000 per loss; $5,000,000 aggregate	Fully reinsured by SPCIC
Umbrella	$25,000,000 in excess of general and professional liability and auto liability	—
Workers’ Compensation	Statutory amounts	Reinsured by SPCIC up to $250,000 per claim with a $6,000,000 aggregate limit

While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud or punitive damages, could adversely affect our cash flow and financial condition.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of September 30, 2010, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.6 million and $1.3 million as of December 31, 2009 and September 30, 2010, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

Liquidity matters

We believe that our existing cash and cash equivalents and Amended Credit Agreement provide funds necessary to meet our operating plan for 2010 and 2011. The expected operating plan for this period provides for full operation of our businesses as well as interest and projected principal payments on our debt. In addition, we are considering several strategic options to reduce or refinance our existing debt.

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

Our Credit Facility requires us to prepay an aggregate principal amount of the loan in an amount equal to 75% of our Excess Cash Flow, as defined, for each fiscal year. Excess Cash Flow is calculated based on our consolidated net income plus decreases or minus increases in net working capital plus non-cash depreciation and amortization and other non-cash charges, minus capital expenditures, certain transaction fees and expenses related to our acquisition of LogistiCare and the negotiation of the Credit Facility and the Notes, principal amortization with respect to capital leases, all regularly scheduled principal payments and voluntary principal prepayments under the Credit Facility and earn out payments related to completed acquisitions permitted by the lender as more fully described in the Amended Credit Agreement. For 2009, we prepaid an aggregate principal amount of approximately $4.1 million representing 75% of our Excess Cash Flow.

This provision may result in the use of an increased portion of our cash flows from operations to pay principal payments on our Credit Facility (limiting our flexibility in planning for, or reacting to, changes in our business and industry) making the prepayments unavailable for operations, working capital, capital expenditures, expansion, acquisitions, or other purposes.

Our board of directors authorized an additional prepayment of $5.0 million of our term loan debt under the Amended Credit Agreement in January 2010. The prepayment was made on January 11, 2010. The $5.0 million voluntary prepayment, in addition to regularly scheduled principal payments in the aggregate amount of $10.9 million in the first nine months of 2010, brought the balance of our term loan to approximately $115.9 million at September 30, 2010. Our total long-term debt obligations at September 30, 2010 were approximately $185.9 million.

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

Pending Accounting Pronouncements

In October, 2009, the FASB issued ASU No. 2009-13-Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence, or VSOE, or third party evidence, or TPE, before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is an option, but is not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. We have determined the adoption of ASU 2009-13 will not have a material impact our consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated to determine whether adoption will have a material impact on our consolidated financial statements.

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

Interest rate and market risk

As of September 30, 2010, we had borrowings under our term loan of approximately $115.9 million and no borrowings under our revolving line of credit. Borrowings under the Amended Credit Agreement accrued interest at LIBOR plus 6.5% per annum as of September 30, 2010. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $2.7 million over the remaining term of the Amended Credit Agreement, which expires in 2013.

We have convertible senior subordinated notes of $70 million outstanding at September 30, 2010 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

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

Concentration of credit risk

We provide government sponsored social services to individuals and families pursuant to over 500 contracts as of September 30, 2010. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 82% and 81% of our revenue for the nine months ended September 30, 2009 and 2010, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the nine months ended September 30, 2010, we conducted a portion of our operations in Canada through WCG. At September 30, 2010, approximately $13.9 million, or 16.7%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2010.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Credit and Guaranty Agreement dated as of December 7, 2007, by and among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. and SunTrust Bank, ING Capital LLC and Royal Bank of Canada, and the other lenders party thereto.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 5, 2010	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit and Guaranty Agreement dated as of December 7, 2007, by and among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. and SunTrust Bank, ING Capital LLC and Royal Bank of Canada, and the other lenders party thereto.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer