Form 10-K
period 2010-12-31
PROVIDENCE SERVICE CORP
filed 2011-03-11
CIK 1220754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34221

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer

☒ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)

☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was $177 million.

As of March 8, 2011, there were outstanding 12,961,045 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Development of our business

We provide and manage government sponsored social services and non-emergency transportation services. With respect to our social services, our counselors, social workers and behavioral health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the social services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. We do not own or operate any hospitals, residential treatment centers or group homes. Instead, we provide social services primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life. With respect to our non-emergency transportation services, we manage and arrange for client transportation to health care related facilities and services for state or regional Medicaid agencies, health maintenance organizations, or HMOs, and commercial insurers.

Our social services revenue is derived from our provider contracts with state and local government agencies and government intermediaries, HMOs, commercial insurers, and our management contracts with not-for-profit social services organizations. The government entities that pay for our social services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of our social services provider contracts, we are paid an hourly fee. Under some of our social services provider contracts, however, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. Where we contract to manage the operations of not-for-profit social services organizations, we receive management fees based on a percentage of revenues of the managed entity or a predetermined fee.

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

• Correctional Services Business of Maximus, Inc.

2008
• Camelot Community Care, Inc. (substantially all of the assets in Illinois and Indiana)

• AmericanWork, Inc.

Since our inception, we have grown from 1,333 clients served in a single state to approximately 78,000 clients served either directly or through our managed entities. Additionally, 8.2 million individuals were eligible to receive services under our non-emergency transportation services contracts as of December 31, 2010. We, and our managed entities, operate from an aggregate of 435 locations in 43 states, the District of Columbia and British Columbia as of December 31, 2010.

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

In 2010, we appointed a chief strategy officer, or CSO, who is responsible for these coordinated growth efforts. The CSO identifies new markets and new opportunities, develops and executes business and marketing plans and assists the field offices in initiating strategies designed to align local operations with developing payer funding initiatives.

Financial information about our segments

Since December 2007, we began operating in two segments: Social Services and Non-Emergency Transportation Services, or NET Services. Financial information about segments and geographic areas, including revenues, net income and long-lived assets of each segment and from domestic and foreign operations for the Company as a whole is included in Note 15 of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference.

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

Description of our business

Social Services

Services offered. We provide home and community based services, foster care and provider management services, directly and through entities we manage. The following describes such services:

Home and community based counseling

•

Home based and intensive home based counseling.    Our home based counselors are trained professionals or para-professionals providing counseling services in the client’s own home. These services average five hours per client per week and can include individual, group or family sessions. Topics are prescriptive to each client and can include family dynamics, peer relationships, anger management, substance abuse prevention, conflict resolution, parent effectiveness training and private probation supervision of misdemeanants.

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

•

Correctional services.    We provide private probation supervision services, including monitoring and supervision of those sentenced to probation, rehabilitative services, and collection and disbursement of court-ordered fines, fees and restitution.

•

Workforce development.    We assist individuals to achieve their greatest potential to obtain and retain meaningful employment through services that include vocational evaluation, job placement, skills training, and employment support. We sometimes refer to this as our workforce development services.

For 2008, 2009 and 2010, our home and community based services accounted for 37.3%, 36.1% and 33.3%, respectively, of our consolidated revenue.

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

A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable pursuant to a fixed monthly fee. Approximately 70.4%, 70.6% and 68.1% of our

Social Services operating segment revenue for the fiscal years ended December 31, 2008, 2009 and 2010 was related to fee-for-service arrangements. A significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations). Additionally, these contracts permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services, we derived approximately 10.1%, 12.6% and 11.7% of our social services revenue for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Our cost reports are routinely audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 16.4%, 18.5% and 21.3% of our Social Services operating segment revenue for the years ended December 31, 2008, 2009 and 2010.

We provide services under one annual block purchase contract in Arizona with The Community Partnership of Southern Arizona. We are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. We are obliged to provide services only to those clients with a demonstrated medical necessity. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. The annual block purchase contract represented 6.7% of our Social Services operating segment revenue for each of the years ended December 31, 2008, 2009 and 2010.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships or providing administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Typically these organizations are separately incorporated and organized with their own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 6.5%, 4.2% and 4.0% of our Social Services operating segment revenue for the years ended December 31, 2008, 2009 and 2010.

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

Competition.    The social services industry is a highly fragmented industry. We compete for clients with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. On a national level, there are very few organizations that compete for local, county and state contracts to provide the types of services we offer. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in certain markets for foster care services. Many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc. and The Devereaux Foundation. While we believe that we compete on the basis of price and quality, many of our competitors have greater financial, technical, political and marketing resources, name recognition, and a larger number of clients and payers than we do. In addition, some of these organizations offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

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

NET Services

Services offered.    As a result of our acquisition of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare, we are the preferred provider of non-emergency transportation management servicing clients under more than 60 contracts in 38 states and the District of Columbia. We provide responsive and innovative solutions for a healthcare recipient’s transportation needs through centralized call processing, development and management of transportation networks and through the use of proprietary technologies. Our current payers include state Medicaid programs, local government agencies, hospital systems and HMOs providing Medicare, Medicaid and commercial products. For 2008, 2009 and 2010 our NET services accounted for 55.1%, 57.5% and 61.1%, respectively, of our consolidated revenue.

We provide services to a wide variety of people with varying needs. Our clients are state Medicaid agencies, and private managed care organizations and HMOs. Non-emergency transportation services are provided to individuals with limited mobility, people with limited means of transportation, and people with disabilities that prevent them from using conventional methods of transportation. The majority of our programs provide Medicaid non-emergency transportation services to Medicaid members who lack their own means of transportation. Utilization rates and vehicle choice differ depending on the individual’s condition, the location of the individual relative to the final destination, and other available transportation systems. We also provide school transportation services to school children, including special needs students who are physically fragile, or mentally ill children who cannot commute to school via traditional mainstream transportation and/or need to be taken out of school for therapy.

As a transportation logistics manager, we match transportation services with the recipient’s needs. We employ a proprietary information technology platform and operational processes to manage the transportation services that are outsourced to a network of local third party transportation providers. We typically do not provide direct transportation to end users. Rather, to fulfill requests under our contracts, we subcontract with local transportation providers, such as van, cab and ambulance companies. We receive transportation requests from members or their representatives (such as social workers) and arrange for the least costly and most effective transportation. We process transportation requests at one of our 14 regional call centers and assign appropriate local transportation providers. These decisions are aided by our proprietary logistics software. After we assign an appropriate transportation provider to the member we carefully monitor the transportation service provided to ensure that the transport was completed before we pay the transportation vendor. We do not normally pay for services if the member does not show up for transport or if the transport is not completed. A majority of the requests for transportation are standing orders, mostly for patients who require frequent, recurring services such as dialysis treatment. Other transportation requests are required to be scheduled with 48 to 72 hour advance notice, with a small number of requests scheduled on the same day, such as with hospital discharges.

We subcontract with larger transportation companies as well as a number of diverse, small, local companies in order to provide superior coverage in both urban and rural areas. In each region that we serve, we actively manage a network of local transportation providers, screening and credentialing providers, providing orientations, and monitoring performance on an ongoing basis through field audits and other reviews. Each of our state operations uses multiple transportation providers in our network, with an average provider fleet size of less than 10 vehicles. To ensure compliance and safety quality standards for all third party transportation providers, we perform a credentialing process on all of our network transportation providers who must meet minimum standards set by us and our payers. These standards include: (i) successful completion of criminal and driving record checks; (ii) required drug testing; (iii) required driver and program training on such things as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, defensive driving, patient sensitivity, cultural diversity, ability to receive trip reservations and bill electronically; (iv) inspections, both scheduled and random of provider owned and or leased vehicles and communication systems; and (v) insurance coverage that complies with federal and/or state statutory requirements. We contract with third party transportation providers for trips on a per completed trip basis. Our subcontracts do not contain volume guarantees and can be cancelled with or without cause given 45 days notice.

Revenue and payers.    We contract primarily with state and local government entities, HMOs and commercial insurers. Approximately 89.3% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. These contracts are generally structured with per member per month rates and have renegotiation or price increase triggers. Typical state payer contracts cover three to five years with renewal options and range in size from approximately $1 million to $90 million annually. Approximately 6.1% of our non-emergency transportation services revenue is derived from fee-for-service and fixed cost contracts. Our school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services we derived approximately 18%, 15% and 13% of our non-emergency transportation services revenue for the years ended December 31, 2008, 2009 and 2010, respectively. Additionally, under our contract with the State of New Jersey, we derived approximately 8% and 15% of our non-emergency transportation services revenue for the years ended December 31, 2009 and 2010, respectively. Our next three largest payers comprised approximately 30%, 23% and 21% of our non-emergency transportation services revenue for the years ended December 31, 2008, 2009 and 2010, respectively.

Our contracted per member per month fee is predicated on actual historical transportation data for the subject geographic region, future assumptions on key cost and program drivers, actuarial analysis performed in-house as well as by third party actuarial firms and actuarial analyses provided by our payers. Typically our government contracts are cancellable for cause with 180 days to 365 days notice. Our contract pricing is regularly revisited and may be reset based on actual experience under the contract with adjustments for membership fluctuations and such inflation factors as cost of labor, fuel, insurance and utilization increases and decreases stemming from program re-designs.

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

Competition.    We compete with a variety of organizations that provide similar non-emergency transportation services to Medicaid eligible beneficiaries in local markets such as American Medical Response, Coordinated Transportation Solutions, Inc., First Transit, Inc., Medical Transportation Management Inc., MV Transportation, Inc., and Southeast Trans. as well as a host of local/regional transportation providers. Most of our competitors may seek to win contracts for specific counties or regions whereas we seek to win contracts for the entire state. Historically, we have been successful in competitively bidding our non-emergency transportation management services for state-wide or very large Medicaid population programs, as well as specialized non-emergency transportation benefits often offered to populations covered by managed care organizations. We compete based on our technical expertise and experience, which is delivered in a high service, competitive price environment although we are not necessarily the lowest priced management service provider. We have experienced, and expect to continue to experience, competition from new entrants into our markets that may be able to provide services at a lower cost. Regardless of how well we perform under our contracts (based on service or cost), we face competitive rebid situations from time to time. Increased competitive pressure could result in pricing pressures, loss of or failure to gain market share or loss of payers, any of which could harm our business.

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

In many of the states where we have regional contracts, we seek to expand to include additional regions in these states and in contiguous states. All decisions about which RFPs to consider are centralized and selectively targeted based on our goals and service capabilities. Medicaid non-emergency transportation contracts with state agencies and larger Medicaid HMOs represent the largest source of our non-emergency transportation revenue.

Employees

As of December 31, 2010, our operations were conducted with approximately 7,000 clinical, client service representatives and administrative personnel. The operations of the entities we manage were conducted with over 3,300 clinical and administrative personnel.

We have a collective bargaining agreement with the Service Employees International Union, Local 760 which covers approximately 130 part time employees in Connecticut under our special needs school transportation contract.

We believe that our employee relations are good because we offer competitive compensation, including stock-based compensation to key employees, training, education assistance and career advancement opportunities. By offering competitive compensation and benefit packages to our employees, we believe we are able to consistently deliver high quality service, recruit qualified candidates and increase employee confidence, satisfaction and retention.

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

Federal and state anti-kickback laws and safe harbor provisions

The federal anti-kickback law applicable to Medicaid/Medicare and other federal health care programs makes it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by such programs. The prohibitions apply regardless of whether the remuneration is provided directly or indirectly, whether or not in cash, and applies to both the person giving and the person receiving such remuneration.

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

The Stark Law and state physician self-referral laws

Section 1877 of the Social Security Act, or the Stark Law, prohibits physicians from making a “referral” for “designated health services” for Medicare (and in many cases Medicaid) patients from entities or facilities in which such physicians directly or indirectly hold a “financial relationship”. This law is subject to a number of statutory or regulatory exceptions. Unlike a failure to meet a “safe harbor,” a relationship that falls within the scope of the Stark Law and fails to meet an exception would violate the law.

A financial relationship can take the form of a direct or indirect ownership, investment or compensation arrangement. A referral includes the request by a physician for, or ordering of, or the certifying or recertifying the need for, any designated health services.

Certain services that we provide may be identified as “designated health services” for purposes of the self-referral laws. We cannot assure you that future regulatory changes will not result in other services we provide becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.

Many states, including some states where we do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where we operate have laws similar to the Stark Law prohibiting physician self-referrals.

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

On February 17, 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) was enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), to, among other things, extend certain of HIPAA’s obligations to parties providing services to health care entities covered by HIPAA known as “business associates,” impose new notice of privacy breach reporting obligations, extend enforcement powers to state attorney generals and amend the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA, establishing four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision.

With the additional HIPAA enforcement power under HITECH, the Office of Civil Rights of the Department of Health and Human Services and states are increasing their investigations and enforcement of HIPAA compliance.

We have taken steps to ensure compliance with HIPAA and we are monitoring compliance on an ongoing basis.

Additional information

Our website is www.provcorp.com. We make available, free of charge at this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. In addition, we will provide, at no cost, paper or electronic copies of our Forms 10-K, 10-Q and 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission. Requests for such filings should be directed to Michael Deitch, Chief Financial Officer, Secretary and Treasurer, telephone number: (520) 747-6600.

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

The recent domestic economic downturn and current uncertain economic environment could cause a severe disruption in our operations.

Our business could be negatively impacted by significant domestic economic downturns and the current uncertain economic environment. If this uncertainty is prolonged or economic conditions worsen, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified below including, but not limited to, the following:

•	Liquidity:

•

The domestic economic uncertainty and the associated credit crisis could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

•

We may not be able to borrow additional funds under our new credit facilities and may not be able to expand our new facility if participating lenders become insolvent or their liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term or renew it on terms that are favorable to us. Further, if we are unable to reduce the amount of our 6.5% convertible senior subordinated notes due 2014 by September 30, 2013 to $25.0 million or less, the maturity date of our new credit facilities may accelerate and our obligations under these facilities may become due and payable in 2013, which could have a material adverse affect on our liquidity and capital resources (as discussed in further detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading entitled Liquidity and capital resources—Liquidity matters).

•	Demand:

•

The recent recession has resulted in severe job losses, which could cause an increase in demand for our services; however, depending on the severity of the recession’s impact on our payers (particularly our state government payers), sufficient funds may not be allocated to compensate us for the services we provide at the current margins we enjoy or we may be required to provide more services to a growing population of beneficiaries without a corresponding increase in fees for these services.

•	Prices:

•	Certain markets have experienced and may continue to experience deflation, which would negatively impact our average fees and revenue.

Our indebtedness may harm our financial condition and results of operations.

As of December 31, 2010, our total consolidated long-term debt was $182.3 million. On March 11, 2011, we refinanced our then existing debt under a new credit agreement. Under the repayment terms of the new credit agreement, we are obligated to repay the term loan in quarterly installments on the last day of each calendar quarter, commencing on June 30, 2011, so that the following percentages of the outstanding principal amount are paid as follows: 10% in year one, 10% in year two, 15% in year three, 15% in year four and the remaining balance in year five.

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

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in these agreements, we would be in default. In the event we are not in compliance with the financial and operating covenants, it is uncertain whether the lenders will grant waivers for our non-compliance. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our credit facility or our 6.5% convertible senior subordinated notes due 2014. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

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

Currently, many of the states in which we operate are facing budgetary shortfalls or changes in budgetary priorities. In addition, in some states eligibility requirements for social services clients have been tightened to stabilize the number of eligible clients and in certain instances states have implemented or are considering implementing a single point of access to care or a managed care model, which reduces the size of our potential market in those states. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue.

We derive a significant amount of our revenues from a few payers, which puts us at risk.

We provide, or manage the provision of, government sponsored social services and non-emergency transportation services to individuals and families who are eligible for government assistance pursuant to federal mandate with respect to government sponsored social services and members of the disability community, or senior citizens with respect to non-emergency transportation services under various contracts with state and local governmental entities. We generate a significant amount of our revenues from a few payers under a small number of contracts. For example, in 2009 and 2010 we generated approximately 47.6% and 48.8%, respectively, of our total revenue from ten payers. Additionally, our top five payers are primarily related to our NET Services operating segment and represent, in the aggregate, approximately 53%, 47% and 49%, respectively, of our NET Services operating segment revenue for the years ended December 31, 2008, 2009 and 2010. The top five payers related to our Social Services operating segment represent, in the aggregate, approximately 37%, 36% and 36%, respectively, of our Social Services operating segment revenue for the years ended December 31, 2008, 2009 and 2010. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

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

As a government contractor, we are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities not often faced by companies that do not provide government sponsored services. The occurrence of any of these actions, regardless of the outcome, could disrupt our operations and result in added expense and could limit our ability to obtain additional contracts in other jurisdictions.

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

Moreover, negative results of audits by government auditors or their contractors may cause us to lose, not be considered for, or to otherwise not receive, business opportunities with government-funded or other agencies or customers.

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

Additionally, approximately 89.3% of our non-emergency transportation services revenue is generated under capitated contracts with the remainder generated through fee-for service and fixed cost contracts. Under our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local van, cab and ambulance companies on a per ride or per mile basis. We use a “pricing model” to determine applicable contract rates, which take into account factors, such as estimated utilization, state specific data, previous experience in the state and/or with similar services, estimated volume and availability of mass transit. The amount of the fixed monthly per member per month fee is determined in the bidding process but predicated on actual historical transportation data for the subject geographic region (provided by the payer), actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may not be profitable.

Approximately 18.5% and 21.3% of our social services revenues or approximately 7.9% and 8.3% of our consolidated revenues for the years ended December 31, 2009 and 2010, respectively, were derived from cost based service contracts for which we record revenue based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs, which puts us at risk that we may be required to subsequently refund a portion of the excess funds, if any.

Our cost based service contracts require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. For the years ended December 31, 2009 and 2010, revenues from these contracts represented approximately 7.9% and 8.3% of our total revenues for the respective period. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds.

Our results of operations will continue to fluctuate due to seasonality.

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

The federal government may not fund or fully implement or may repeal certain enacted healthcare reform legislation that could have a material adverse affect on the results of our operations.

We are focused on legislative trends at the federal level as the federal government has enacted healthcare reform legislation. While we believe that the passage of healthcare reform legislation in the first quarter of 2010 could accelerate the demand for our services there can be no assurances that programs under which we provide our services will receive continued or increased funding. Recent judicial challenges to health care reform laws may delay or limit the implementation of health care reform and there can be no assurance of when, or if, the legislation will be fully implemented or when, and if, we will see any positive impact.

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

Our success depends in part on our ability to win contracts to administer and manage programs traditionally administered by government employees. Many government employees, however, belong to labor unions with considerable financial resources and lobbying networks. These unions could apply political pressure on legislators and other officials seeking to privatize government programs. Union opposition could result in our losing government contracts or being precluded from providing services under government contracts or maintaining or renewing existing contracts.

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

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include leasing office space, purchasing office equipment and hiring personnel. As a result, in certain large contracts where the government does not fund program start-up costs, we may be required to invest significant sums of money before receiving related contract payments. In addition, payments due to us from payers may be delayed due to billing cycles or as a result of failures to approve government budgets in a timely manner. Moreover, especially under fee for service arrangements, any resulting cash shortfall could be exacerbated if we fail to either invoice the payer or to collect our fee in a timely manner.

Our business is subject to risks of litigation.

We are in the human services and non-emergency transportation services businesses which are subject to lawsuits and claims. A substantial award could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee or a third party we engage to assist with the provision of services, including but not limited to, claims arising out of accidents involving vehicle collisions, and various claims that could result from employees or contracted third parties driving to or from interactions with clients and while providing direct client services. We are also subject to claims alleging we did not properly treat an individual or failed to properly diagnose and/or care for a client. We can be subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law and permitting issues. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, certain wage and hour violations or punitive damages, could adversely affect our cash flow and financial condition.

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

We anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies, or that the acquisitions will not adversely affect our results of operations or financial condition.

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

In our social services business, we compete for clients and for contracts with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in existing markets for foster care services. In addition, many institutional providers offer some type of community based care including such organizations as Cornell Companies, Inc. and The Devereaux Foundation. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients and/or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate our social services business. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

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

Due to our access, use or disclosure of health information relating to individuals, we are subject to the privacy mandates of HIPAA. HIPAA mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the nation’s healthcare system. HIPAA requires the United States Department of Health and Human Services, or DHHS, to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment, eligibility and remittance advices, or “transaction standards,” privacy of individually identifiable health information, or “privacy standards,” security of individually identifiable health information, or “security and standards,” electronic signatures, as well as unique identifiers for providers, employers, health plans and individuals and enforcement. Final regulations have been issued by DHHS for the privacy standards, transaction standards and security standards. Compliance with the privacy standards became mandatory in April 2003, compliance with the transaction standards became mandatory in October 2003 (although full implementation was delayed with respect to the Medicare program until October 2005), and compliance with the security standards became mandatory in April 2005.

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

On February 17, 2009, the HITECH Act was enacted as part of ARRA to, among other things, extend certain of HIPAA’s obligations to “business associates,” impose new notice of privacy breach reporting obligations, extend enforcement powers to state attorney generals and amend the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA, establishing four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision.

As a healthcare provider, we are required to comply in our operations with these standards as applicable and are subject to significant civil and criminal penalties for failure to do so, including the increased penalties under HITECH. In addition, in connection with providing services to customers that also are healthcare providers, we could be considered “business associates” and as such are required to provide satisfactory written assurances to those customers that we will provide those services in accordance with the privacy standards and security standards. Moreover, as business associates, HITECH now imposes certain direct compliance obligations upon us. HIPAA has required and will require significant and costly changes for our company and others in the healthcare industry.

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

We lease our approximately 11,000 square foot corporate office building in Tucson, Arizona under a five year lease, with two additional three year renewal options. The lease is currently in its second year. The monthly base rental payment under this lease as of December 31, 2010 in the amount of approximately $18,000 is subject to an annual Consumer Price Index adjustment increase over the initial term of the lease. We also lease office space for other administrative services in Tucson. The lease terms vary and are in line with market rates. In connection with the performance of our contracts and the contracts of our managed entities within our Social Services operating segment, we lease 273 offices and the entities we manage lease 128 offices for management and administrative functions. In connection with the performance of our contracts within our NET Services operating segment, we lease 34 offices for management and administrative functions. The lease terms vary and are generally at market rates.

We acquired a 5,760 square foot office building in Pottsville, Pennsylvania in connection with the acquisition of Providence Community Services, Inc. (formerly known as Pottsville Behavioral Counseling Group, Inc.), which is free of any mortgage.

In July 2010, we purchased land and a 46,188 square foot four-story shell building adjacent to our corporate office for cash. We expect to utilize the building for certain information technology operations and sublease and/or sell other space within the building. With this additional space we believe that our properties are adequate for our current business needs. Further, we believe that we can obtain adequate space to meet our foreseeable business needs.

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

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 8, 2011, there were six holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2010
Fourth Quarter	$18.27	$15.13
Third Quarter	$16.65	$11.88
Second Quarter	$18.57	$13.74
First Quarter	$16.83	$11.28

2009
Fourth Quarter	$16.87	$9.51
Third Quarter	$12.73	$8.80
Second Quarter	$14.17	$6.64
First Quarter	$7.75	$1.33

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Nasdaq Health Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2005.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our new credit agreement. The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data, other financial data and other data. The selected consolidated financial data for the years ended December 31, 2008, 2009 and 2010 and as of December 31, 2009 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2006 and 2007 and as of December 31, 2006, 2007 and 2008 are derived from our audited consolidated financial statements not included in this report. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Fiscal Year Ended December 31,
	2006(4)(5)(6)(14)	2007(4)(14)	2008(1)(4)(11)(14)	2009(1)(13)(14)	2010(13)(14)
	(dollars in thousands)
Statement of operations data:
Revenues:
Home and community based services	$152,067	$216,583	$258,003	$289,007	$292,735
Foster care services	21,913	25,648	32,343	37,284	35,548
Management fees	17,877	20,069	20,217	14,447	13,638
Non-emergency transportation services	—	22,867	381,107	460,275	537,776

Total revenues	191,857	285,167	691,670	801,013	879,697
Operating expenses:
Client service expense	149,516	204,021	253,652	275,126	289,152
Cost of non-emergency transportation services	—	19,570	356,271	415,300	474,129
General and administrative expense	23,437	30,875	48,412	44,010	46,461
Asset impairment charges	—	—	169,930	—	—
Depreciation and amortization	3,463	4,989	12,722	12,852	12,652

Total operating expenses	176,416	259,455	840,987	747,288	822,394

Operating income (loss)	15,441	25,712	(149,317)	53,725	57,303
Non-operating (income) expenses
Interest expense, net	(601)	1,601	18,599	20,432	16,011

Income (loss) before income taxes	16,042	24,111	(167,916)	33,293	41,292
Provision (benefit) for income taxes	6,661	9,722	(12,311)	12,167	17,665

Net income (loss)	$9,381	$14,389	$(155,605)	$21,126	$23,627

	Fiscal Year Ended December 31,
	2006(4)(5)(6)	2007(4)	2008(4)(11)	2009	2010(15)
	(dollars in thousands, except per share data and “Other data”)
Net earnings (loss) per share data:
Diluted	$0.80	$1.19	$(12.42)	$1.60	$1.78
Weighted average shares outstanding:
Diluted	11,676	12,047	12,532	13,211	14,965
Other financial data:
Managed entity revenue(1) (unaudited)	$187,110	$225,018	$242,855	$216,628	$209,781
Other data(2) (unaudited):
States served(2)	36	38	43	43	43
Locations	306	410	438	427	435
Employees	6,828	9,864	10,473	10,414	10,309
Direct	3,569	5,572	6,271	7,015	6,983
Managed	3,259	4,292	4,202	3,399	3,326
Contracts	868	958	1,039	1,005	982
Direct	558	638	716	734	704
Managed	310	320	323	271	278
Clients (3)	71,134	7,276,195	6,413,756	7,778,983	8,310,056
Direct	48,039	52,570	62,820	62,213	58,088
Managed	23,095	23,625	24,494	19,645	19,766
Non-emergency transportation services (3)	—	7,200,000	6,326,442	7,697,125	8,232,202

	As of December 31,
	2006(7)(8)	2007(9)(10)	2008(11)	2009(12)	2010(12)
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$40,703	$35,379	$29,364	$51,157	$61,261
Total assets	192,335	551,984	365,663	383,107	386,933
Total current liabilities	28,599	96,416	90,207	117,153	113,693
Long-term obligations, less current portion	619	236,469	223,494	186,732	164,190
Other liabilities	4,061	30,790	14,071	16,884	20,301
Total stockholders’ equity	159,056	188,309	37,891	62,338	88,749

(1)	Managed entity revenue represents revenues of the not-for-profit social services organizations we manage. Although these revenues are not our revenues, because we provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues, we believe that the presentation of managed entity revenue provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue. As a result of our acquisition of substantially all of the assets in Illinois and Indiana of CCC on September 30, 2008, we began consolidating the financial results of these operations on October 1, 2008, the impact of which partially offset the increase in managed entity revenue for 2008 as compared to 2007 by approximately $2.9 million and resulted in a decrease in managed entity revenue of approximately $9.5 million for 2009 as compared to 2008. An additional decrease of $14.0 million was attributable to a managed entity for which we ceased providing significant services beginning in 2009. The increase in management fees for 2008 as compared to 2007 was partially offset by approximately $731,000 due to our acquisition and consolidation of substantially all of the assets in Illinois and Indiana of CCC in September 2008. The impact of this acquisition and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009 resulted in a decrease in management fees revenue of approximately $5.8 million for 2009 as compared to 2008. The decrease in management fees for 2010 as compared to 2009 was primarily attributable to one of our managed entities disposing of assets resulting in less revenue earned by the entity. Our management fees are based on the managed entity’s revenue and resulted in a decrease in our management fees.

(2)	“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities except for non-emergency transportation services where the data represents the number of members enrolled under our non-emergency transportation capitated contracts as of the end of the last month of the period presented. “States served” excludes the District of Columbia and British Columbia. “Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.
(3)	Non-emergency transportation services clients represent the number of individuals eligible to receive non-emergency transportation services.
(4)	Several acquisitions were completed in the fiscal years ended December 31, 2006, 2007 and 2008 which affected the comparability of the information reflected in the selected financial data. See the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for more information.
(5)	Home and community based services revenue for 2006 included approximately $2.5 million of revenue under our annual block purchase contract in excess of the annual funding allocation amount.
(6)	In 2006, we reserved approximately $4.0 million of the aggregate revenue accrued in 2005 and 2006 (noted in footnote (4) above) under our annual block purchase contract in excess of the annual funding allocation amount.
(7)	On April 17, 2006, we completed a follow-on offering of common stock in connection with which we sold 2,000,000 shares at an offering price of $32.00 per share, which included the full exercise of the underwriter’s over-allotment option. We received net proceeds of approximately $60.3 million after deducting the underwriting discounts of $3.7 million, but before deducting other offering costs totaling approximately $770,000.
(8)	On April 18, 2006, we prepaid approximately $15.8 million of the principal and accrued interest then outstanding related to our credit facility with CIT Healthcare LLC out of the net proceeds from our follow-on offering of common stock completed on April 17, 2006.
(9)	In February 2007, our board of directors approved a stock repurchase program whereby we may repurchase shares of our common stock from the open market from time to time. As of December 31, 2007, we spent approximately $10.9 million to purchase 462,500 shares of our common stock in the open market under this program. The shares of our common stock repurchased were placed into treasury. No shares of our common stock were repurchased under this program during 2008, 2009 and 2010.
(10)	As a result of our acquisition activity during 2007, we incurred approximately $243.0 million of debt obligations by issuing $70.0 million of the subordinated notes and drawing down $173.0 million under our credit and guaranty agreement with CIT Healthcare LLC.
(11)	Due to the significant and sustained decline in our market capitalization and the uncertainty in the state payer environment as well as the impact of related budgetary decisions on our earnings, we initiated asset impairment tests and, based on the results, we recorded asset impairment charges totaling approximately $169.9 million related to our goodwill and other intangible assets for the year ended December 31, 2008.
(12)	In the fourth quarter of 2009 and the first quarter of 2010, we prepaid $20.0 million and $5.0 million, respectively, of our term loan debt under the credit and guaranty agreement, as amended. Our current and long-term debt obligations decreased to approximately $182.3 million at December 31, 2010 from $204.2 million at December 31, 2009 and from $237.8 million at December 31, 2008.
(13)	Non-emergency transportation services revenue for 2009 and 2010 was positively impacted by the effect of membership increases related to new and existing contracts and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs. In addition, utilization of our education and other school-based programs increased significantly in 2009 compared to the utilization levels in 2008. For a more detailed discussion of the effects of the events noted above on our revenue and operating margin for 2010 as compared to 2009, see the year-to-year analysis included in Item 7 “Management’s Discussion of Financial Condition and Results of Operations” of this report.

(14)	Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2006, 2007, 2008, 2009 and 2010 due primarily to state income taxes, net of federal benefit and other non-deductible expenses. In 2009, these items were partially offset by total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns. The $1.4 million true up was primarily attributable to reconciling our estimated liabilities using a blended state tax rate to actual state tax return amounts. For 2008, approximately $133.2 million of the total goodwill impairment charge of approximately $156.7 million was not deductible for income tax purposes as the goodwill was related to our acquisition of the equity interest in several businesses. As a result, our effective income tax rate for 2008 decreased.
(15)	The decrease in the number of direct clients served from 2009 to 2010 was primarily due to the termination of certain programs and a change in eligibility requirements related to our work force development services. The increase in the number of individuals eligible to receive non-emergency transportation services from 2008 to 2010 is due to the population growth of Medicaid eligible beneficiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe our business model of not owning beds or fleets of vehicles enables us to be nimble in the face of recent uncertain market conditions. We are focused on legislative trends both at the federal and state levels as the federal government has enacted healthcare reform legislation. We believe that the passage of healthcare reform legislation in the first quarter of 2010 could accelerate the demand for our services. In addition, we appointed a chief strategy officer in February 2010, who is responsible for identifying new markets and new opportunities, develop and execute business and marketing plans and assist our field offices in initiating strategies designed to align local operations with developing payer funding initiatives.

While we believe we are well positioned to benefit from recent healthcare reform legislation and to offer our services to a growing population of individuals eligible to receive our services, there can be no assurances that programs under which we provide our services will receive continued or increased funding. Additionally, there can be no assurance of when or if the legislation will be implemented or when, and if, we will see any positive impact.

We completed our 2010-2011 contract renewal cycle with all but one of our social services contracts renewing. These contracts renewed with relatively stable rates overall and we anticipate increases in volume. In addition, all but one of our non-emergency transportation management services contracts renewed. The impact of loss of the contracts not renewed for 2010 was partially offset by new contract wins in other markets, volume increases and better than expected historical performance aided by continued strong federal support for Medicaid and referral patterns that we believe favor our home and community based alternatives. In addition, with respect to the non-emergency transportation management services contract not renewed in 2010, we protested the process under which this contract was rebid and filed a Petition for Review of Agency Action and for Declaratory and Injunctive Relief in the Circuit Court of Cole County Missouri where our request for a Temporary Restraining Order was denied. The case is still pending. While we believe we are positioned to potentially benefit from recent trends that favor our in-home provision of social services, we believe our business model allows us to make adjustments to help mitigate in part state budget pressures and system reforms that could challenge our overall profit margins.

Our direct client census related to our social services contracts declined from over 62,000 for 2009 to approximately 58,000 for 2010 primarily due to a decline in our work force development clients. As of December 31, 2010, there were approximately 8.2 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to our direct clients from 307 locations in 43 states, the District of Columbia and British Columbia.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility, which provides funding for general corporate purposes and acquisitions. We remain focused on reducing our debt and in January 2010 we prepaid $5.0 million of our term loan debt under the credit and guaranty agreement, as amended. In addition, on March 11, 2011, we replaced our then existing credit facility with a new credit agreement as discussed in further detail below under the heading entitled Liquidity and capital resources—Liquidity matters.

How we grow our business and evaluate our performance

Our business has grown internally through organic expansion into new markets, increases in the number of clients served under contracts we or the entities we manage are awarded, and externally through acquisitions.

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

We continue to selectively identify and pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions have generally been accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage by expanding through acquisitions. We also must integrate the acquired business into our operations which could disrupt our business and we may not be able to realize operating and economic synergies upon integration. Finally, our acquisitions involve purchase prices in excess of the fair value of tangible assets and cash or receivables. This excess purchase price is allocated to intangible assets, including goodwill, and is subject to periodic evaluation and impairment or other write downs that are charges against our earnings. There are no assurances, however, that we will complete acquisitions in the future or that any completed acquisitions will prove profitable for us.

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

How we earn our revenue

We operate in two segments: Social Services and Non-Emergency Transportation Services, or NET Services.

Social Services

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries, HMOs, commercial insurers, and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide social services directly, we are paid an hourly fee. In other such situations, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. These revenues are presented in our consolidated statements of operations as either revenue from home and community based services or foster care services.

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

NET Services

Where we provide non-emergency transportation management services, we contract with state Medicaid and local agencies, regional and medical hospital systems or private managed care companies. Most of our contracts for non-emergency transportation management services are capitated (where we are paid on a per member per month basis for each eligible member). We do not direct bill for services under our capitated contracts as our revenue is based on covered lives. Our school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis. These revenues are presented in our consolidated statements of operations as non-emergency transportation services revenue.

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

Social Services segment

Fee-for-service contracts.    Revenue related to services provided under fee-for-service contracts is recognized at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 70.6% and 68.1% of our Social Services operating segment revenue for 2009 and 2010, respectively.

Cost based service contracts.    Revenue from our cost based service contracts is recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred or excess cost per service over the allowable contract rate. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the contracting payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may take several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited by our payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts, which historically have not been material, are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 18.5% and 21.3% of our Social Services operating segment revenue for 2009 and 2010, respectively.

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

We recognize revenue from our annual block purchase contract corresponding to the service encounter value. If our service encounter value is less than 90% of the amounts received from CPSA for the contract year, unless waived, we recognize revenue equal to the service encounter value and record a liability for any excess amounts received. CPSA has not reduced, withheld, or suspended any material payments that have not been subsequently reimbursed. We believe our encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

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

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations; however, we cannot guarantee amendments will be completed or that funding will be adequate. Our revenues under the annual block purchase contract for 2009 and 2010 represented approximately 6.7% of our Social Services operating segment revenues for each year.

Management agreements.    We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 4.2% and 4.0% of our Social Services operating segment revenue for 2009 and 2010, respectively.

The costs associated with generating our management fee revenue are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

NET Services segment

Capitation contracts.    Approximately 89% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with our payers result from per-member monthly fees based on the number of participants in our payer’s program. Aggregate revenue from our top five payers for 2009 and 2010 represented approximately 47% and 49%, respectively, of our NET Services operating segment revenue for such period.

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

Our write-off experience for 2009 and 2010 was approximately 1.0% of revenue.

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with Accounting Standards Codification, or ASC, Topic 805-Business Combinations. We analyze the carrying value of goodwill at the end of each fiscal year. In connection with our year-end asset impairment test, we reconcile the aggregate fair value of our reporting units to our market capitalization including a reasonable control premium. As part of this annual impairment test, we also compare the fair value of each reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, there is an indication of impairment. If an indication of impairment is identified, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value.

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

In determining whether or not we had goodwill impairment to report for the years ended December 31, 2010, 2009 and 2008, we considered both a market-based valuation approach and an income-based valuation approach when estimating the fair values of our reporting units with goodwill balances as of such dates. In arriving at the fair value of the reporting units, greater weight was attributed to the market approach than the income approach as we place less confidence on the forecasted results after 2011. We weighted the market-based valuation results at 75% and the income-based valuation results at 25% for the majority of our reporting units, which was consistent with our weighting methodology in 2009. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate period and then discounting the cash flows to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material effect on our consolidated financial position or results of operations.

Based on the results of our asset impairment test completed as of December 31, 2009 and 2010, we determined that none of our goodwill was impaired. The assumptions used to estimate fair value were based on estimates of future revenue and expenses incorporated in our current operating plans, growth rates and discounts rates, our interpretation of current economic indicators and market valuations. Significant assumptions and estimates included in our current operating plans were associated with revenue growth, profitability, and related cash flows. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting units. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the lack of sufficient funds allocated by our state and local government payers to compensate us for the level of services we currently provide or the potential increased level of service we may be required to provide in the future due to the impact of the current economic downturn, and loss of a significant contract. The fair values of our other reporting units were substantially in excess of their carrying values.

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

Accounting for management agreement relationships

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit social services organizations where we provide them with administrative, program and other management services. These not-for-profit organizations contract directly with state and local agencies to provide a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and organized with its own independent board of directors.

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

As of December 31, 2009 and 2010, SPCIC had reserves of approximately $4.6 million and $6.8 million, respectively, for the general and professional liability and workers’ compensation programs.

In addition, we own Provado Insurance Services, Inc., or Provado, a licensed captive insurance company domiciled in the State of South Carolina. Provado has historically provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within our NET Services operating segment. Effective February 15, 2011, Provado does not intend to renew its reinsurance agreement and will not assume additional liabilities for policies commencing thereafter. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2009 and 2010, Provado had reserves of approximately $7.2 million and $6.5 million, respectively.

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

We also maintain a self-funded health insurance program provided to our employees. With respect to this program, we consider historical and projected medical utilization data when estimating our health insurance program liability and related expense as well as using services of a third party administrator. As of December 31, 2009 and 2010, we had approximately $1.6 million and $1.3 million, respectively, in reserve for our self-funded health insurance programs.

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

We follow the short-cut method prescribed by ASC 718 to calculate our pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718, or APIC pool. There was no effect on our financial results for 2009 or 2010 related to the application of the short-cut method to determine our APIC pool balance.

Under ASC 718, the benefits of tax deductions in excess of the estimated tax benefit of compensation costs recognized in the statement of operations for those options are classified as financing cash flows. For 2009, the amount of net excess tax benefits resulting from the exercise and cancellation of stock options was approximately $95,000 (net of approximately $45,000 in tax shortfalls resulting from the cancellation of stock options). For 2008 and 2010, we had a net tax shortfall resulting from the exercise and cancellation of stock options of approximately $1.3 million and $176,000 (net of approximately $185,000 and $66,000 in excess tax benefits resulting from the exercise of stock options), respectively. The gross excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for 2008, 2009 and 2010 in our consolidated statements of cash flows. Our 2006 Long-Term Incentive Plan, as amended, or 2006 Plan, allows us the flexibility to issue up to 2,900,000 shares of our common stock pursuant to awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to our success and to encourage such persons to take into account our long-term interests and the interests of our stockholders through ownership of our common stock or securities with value tied to our common stock.

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

Derivative Instruments and Hedging Activities

We held a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged relates to the variability of future earnings and cash flows caused by movements in interest rates applied to our floating rate long-term debt. We documented our risk management strategy and hedge effectiveness at the inception of the hedge and continued to assess its effectiveness during the term of the hedge. We designated the interest rate swap as a cash flow hedge under ASC Topic 815-Derivatives and Hedging.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. We measure hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) was reported as a component of other comprehensive income. The remaining gain or loss of the ineffective portion of the hedge, if any, was recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $372,000 as of December 31, 2009, which was classified as “Interest rate swap” in our consolidated balance sheets. As of December 31, 2010, we did not have any hedging instruments.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with ASC Topic 740-Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance which includes amounts for state net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. We recognize interest and penalties related to income taxes as a component of income tax expense.

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

The actual operating contribution margins of the operating entities that comprise Social Services ranged from approximately 1.3% to 12.3% for the year ended December 31, 2010. We believe that the long term operating contribution margins of our operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including acquisitions.

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

Consolidated Results

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2008	2009	2010
Revenues:
Home and community based services	37.3%	36.1%	33.3%
Foster care services	4.7	4.6	4.0
Management fees	2.9	1.8	1.6
Non-emergency transportation services	55.1	57.5	61.1

Total revenues	100.0	100.0	100.0

Operating expenses:
Client service expense	36.7	34.3	32.9
Cost of non-emergency transportation services	51.5	51.9	53.9
General and administrative expense	7.0	5.5	5.3
Asset impairment charge	24.6	—	—
Depreciation and amortization	1.8	1.6	1.4

Total operating expenses	121.6	93.3	93.5

Operating income (loss)	(21.6)	6.7	6.5

Non-operating expense:
Interest expense, net	2.7	2.6	1.8

Income (loss) before income taxes	(24.3)	4.1	4.7
Provision (benefit) for income taxes	(1.8)	1.5	2.0

Net income (loss)	(22.5)%	2.6%	2.7%

Overview of our results of operations for 2010

Our financial results for 2010 as compared to 2009 were favorably impacted by continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets, effective cost management and relatively stable rates overall. We believe the trend away from the more expensive out-of-home providers in favor of home and community based delivery systems like ours will continue as states continue to be challenged with lower levels of funding and are forced to do more with less. As a result, we are seeing increased utilization of our services and expect a return of census growth in our Social Services operating segment in 2011. Our direct client census declined in 2010 as compared to 2009 primarily due to a decline in our work force development clients.

Our non-emergency transportation services revenue for 2010 as compared to 2009 was favorably impacted by the ramp up of significant contracts awarded to our NET Services operating segment during 2009, continued membership increases related to new and existing contracts, as well as expansion into commercial ambulance management services with some of the existing entities with which we contract for services. In addition, lower than anticipated utilization rates for our NET Services, continued focus on reducing unit cost through lower cost transportation alternatives and our continued success in gaining operating efficiencies by leveraging existing infrastructure and back-office support to provide services under new contracts resulted in an improved operating margin for 2010 as compared to 2009.

In 2010, we phased out the wage freeze that was in effect during 2009. We are providing our employees with wage increases based on our compensation policy which has resulted in increased payroll expense for 2010 in comparison to 2009.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues

	Year Ended December 31,		Percent change
	2009	2010
Home and community based services	$289,006,655	$292,735,117	1.3%
Foster care services	37,283,711	35,547,733	-4.7%
Management fees	14,447,586	13,637,781	-5.6%
Non-emergency transportation services	460,275,314	537,776,026	16.8%

Total revenues	$801,013,266	$879,696,657	9.8%

Home and community based services.    Our home and community based services provided additional revenue of approximately $3.7 million for 2010 as compared to 2009. This increase was primarily due to additional client volume from contracts that began subsequent to September 30, 2009 and increases in the number of clients served in certain locations. These increases were partially offset by rate and service authorization reductions under various other contracts.

Foster care services.    Our foster care services revenue declined from 2009 to 2010 primarily as a result of clients being referred into lower levels of foster care services and earlier discharges, as appropriate, in the Tennessee market. This change resulted in a decrease in foster care services revenue of approximately $2.4 million year over year. With more emphasis being placed on lower cost alternatives by our payers, we expect this trend to continue.

Management fees.    Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $209.8 million for 2010 as compared to $216.6 million for 2009. The decrease in management fees for 2010 as compared to 2009 was primarily attributable to one of our managed entities disposing of assets resulting in less revenue earned by the entity. Our management fees are based on the managed entity’s revenue and resulted in a decrease in our management fees.

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

Operating expenses

Client service expense.    Client service expense included the following for the years ended December 31, 2009 and 2010:

	Year Ended December 31,		Percent change
	2009	2010
Payroll and related costs	$196,570,609	$207,553,312	5.6%
Purchased services	34,783,887	33,843,566	-2.7%
Other operating expenses	43,606,746	47,492,165	8.9%
Stock-based compensation	165,377	262,968	59.0%

Total client service expense	$275,126,619	$289,152,011	5.1%

Payroll and related costs.    Our payroll and related costs increased for 2010 as compared to 2009, as we phased out the wage freeze that was initiated in 2009 and added new employees in 2010. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 57.7% for 2009 to 60.7% for 2010.

Purchased services.    We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business. The decrease in purchased services for 2010 as compared to 2009 was attributable to a decrease of approximately $1.4 million related to our workforce development services in British Columbia due to our decreased use of reimbursed third-party services as well as a decrease in foster parent payments of approximately $173,000. Offsetting these decreases was an increase in expenses for behavioral health services of approximately $567,000 attributable to an increase in client volume during 2010. As a percentage of revenue, excluding NET Services revenue, purchased services decreased from 10.2% for 2009 to 9.9% for 2010.

Other operating expenses.    For 2010, other operating expenses such as client related expenses, professional services and the procurement of technology equipment increased as compared to 2009 due to the growth in the average number of clients served in existing markets. There was also an increase in other operating expenses of approximately $2.0 million that resulted from the reclassification of expenses related to the activities of one of our captive insurance subsidiaries from general and administrative expense to client service expense for 2010. These increases were partially offset by a decrease in temporary labor of approximately $1.4 million primarily related to a workforce development contract for which we no longer incur temporary labor costs. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 13.9% for 2010 from 12.8% for 2009.

Stock-based compensation.    Stock-based compensation of approximately $165,000 and $263,000 for 2009 and 2010, respectively, represents the amortization of the fair value of stock options awarded to key employees under our 2006 Plan.

Cost of non-emergency transportation services.

	Year Ended December 31,		Percent change
	2009	2010
Payroll and related costs	$49,831,942	$53,865,266	8.1%
Purchased services	341,976,321	396,220,686	15.9%
Other operating expenses	23,491,549	23,398,460	-0.4%
Stock-based compensation	—	644,174

Total cost of non-emergency transportation services	$415,299,812	$474,128,586	14.2%

Payroll and related costs.    The increase in payroll and related costs of our NET Services operating segment for 2010 as compared to 2009 was due to the elimination of the wage freeze that was initiated in 2009 as well as the addition of administrative staff and other employees to support our growth, the largest of which related to the opening on July 1, 2009 of our Edison, New Jersey Call Center in support of our Medicaid contract and further geographic expansion in New Jersey effective July 2010. As a percentage of NET Services revenue, payroll and related costs decreased from 10.8% for 2009 to 10.0% for 2010. This decrease is attributable to efficiencies and economies of scale produced by servicing new contracts and the expansion of our services in New Jersey and California utilizing existing management staff and call center facilities.

Purchased services.    Through our NET Services operating segment we subcontract with a number of third party transportation providers to provide non-emergency transportation services to our clients. For 2010, purchased transportation costs increased due to services provided under new contracts as compared to 2009. As a percentage of NET Services revenue, purchased services decreased from approximately 74.3% for 2009 to approximately 73.7%

for 2010. Lower utilization and lower unit cost due to a positive shift in the service mix to lower cost modes such as mass transit during 2010 resulted in lower purchased services expense as a percentage of revenue for 2010 as compared to 2009.

Other operating expenses.    Other operating expenses of our NET Services operating segment as a percentage of NET Services revenue decreased from 5.1% for 2009 to 4.4% for 2010. The decrease was due to efficiencies and economies of scale created through the assignment of new managed care and commercial ambulance business to existing call center facilities, in particular, our Phoenix, Arizona facility.

Stock-based compensation.    Stock-based compensation expense of approximately $644,000 for 2010 represents the amortization of the fair value of stock options awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Year Ended December 31,		Percent change
2009	2010
$ 44,009,666	$46,460,682	5.6%

The increase in corporate administrative expenses was a result of an increase in compensation expense, primarily related to incentive compensation and wage increases, of approximately $1.3 million and an increase in stock based compensation expense of approximately $761,000. Additionally, rent expense increased approximately $2.5 million due to the growth of our operations and expenses associated with relocating our corporate offices. Partially offsetting these increases was a decrease in bank fees of approximately $1.1 million for 2010 as compared to 2009, which was primarily attributable to the 2009 amendment of the credit and guarantee agreement discussed below. Additionally, legal fees decreased approximately $1.3 million for 2010 as compared to 2009. The legal fees incurred during 2009 were primarily related to the amendment of the credit and guarantee agreement and the abandoned consent solicitation initiated by a dissident stockholder.

As a percentage of revenue, general and administrative expense decreased from 5.5% for 2009 to 5.3% for 2010 due to the effect of lower incremental general and administrative expenses of our NET Services operating segment relative to its total revenue contribution.

Depreciation and amortization.

Year Ended December 31,		Percent change
2009	2010
$ 12,852,107	$12,652,027	-1.6%

As a percentage of revenues, depreciation and amortization decreased from approximately 1.6% for 2009 to approximately 1.4% for 2010.

Non-operating (income) expense

Interest expense.    Decreased interest expense for 2010 as compared to 2009 of $16.3 million and $20.8 million, respectively, was primarily due to the decrease in our debt obligations. Our current and long-term debt obligations have decreased to approximately $182.3 million at December 31, 2010 from $204.2 million at December 31, 2009.

Interest income.    Interest income for 2009 and 2010 was approximately $366,000 and $256,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes was based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 42.8% for 2010 as compared to approximately 36.6% for 2009. Our estimated annual effective income tax rate differs from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes.

Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2010 and 2009 due primarily to state income taxes, net of federal benefit and other non-deductible expenses. In 2009, these items were partially offset by total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns. The $1.4 million true-up was primarily attributable to reconciling our estimated liabilities using a blended state tax rate to actual state tax return amounts.

At December 31, 2010, we had future tax benefits of approximately $67,000 related to $192,000 of available federal net operating loss carryforwards which expire in years 2017 through 2025 and $28.7 million of state net operating loss carryforwards which expire in 2012 through 2030. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the IRC), our ability to utilize our net operating losses is restricted. The state net operating loss carryforwards expire as follows:

2012	$1,055,266
2013	501,952
2014	239,141
2015	272,449
Thereafter	26,650,707

$28,719,515

Our valuation allowance includes approximately $17.4 million of state net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

In addition, we recognized a net tax shortfall related to the exercise and cancellation of stock options for 2010 in the amount of approximately $176,000 (net of approximately $66,000 in excess tax benefits). In 2009, we recognized net excess tax benefits resulting from the exercise and cancellation of stock options in the amount of $95,000 (net of approximately $45,000 in tax shortfalls).

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

Other operating expenses.    The assets acquired from CCC and the acquisition of AW in September 2008 added approximately $2.9 million to other operating expenses for 2009 as compared to 2008. Further, other operating expenses such as mileage, transportation expenses, client meals, professional fees, equipment and temporary labor for 2009 increased as compared to 2008 due to the growth in the average number of clients serviced in existing markets during the year. Our operating expenses in British Columbia decreased approximately $1.1 million primarily due to the contract termination noted above. As a percentage of revenue, excluding NET Services revenue, other operating expenses increased to 12.8% for 2009 from 12.2% for 2008 due to the growth in the average number of clients serviced in existing markets where other operating expenses incurred have increased under various cost based service contracts.

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

On December 30, 2008, the Compensation Committee of our board of directors approved the acceleration of vesting of all unvested stock-based awards outstanding on that day. The acceleration of vesting of all unvested stock-based awards in 2008 eliminated stock-based compensation expense that would have been charged in 2009 for awards granted prior to December 30, 2008 and accounted for the decrease in stock-based compensation expense for 2009 as compared to 2008.

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

General and administrative expense.

Year Ended December 31,		Percent change
2008	2009
$ 48,411,826	$44,009,666	-9.1%

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

Depreciation and amortization.

Year Ended December 31,		Percent change
2008	2009
$ 12,721,494	$12,852,107	1.0%

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

Provision for income taxes

The provision for income taxes was based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 36.6% for 2009 as compared to approximately 7.3% for 2008. Our estimated annual effective income tax rate differed from the federal statutory rate primarily due to nondeductible permanent differences, foreign taxes and state income taxes.

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

At December 31, 2009, we had future tax benefits of $1.6 million related to $731,000 of available federal net operating loss carryforwards which expire in years 2011 through 2025 and $32.8 million of state net operating loss carryforwards which expire in 2012 through 2029. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the IRC), our ability to utilize our net operating losses was restricted.

Our valuation allowance included $10.8 million of state net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

In addition, we recognized net excess tax benefits resulting from the exercise of stock options in the amount of $95,000 (net of approximately $45,000 in tax shortfalls) for 2009 and a net tax shortfall related to the exercise of stock options for 2008 in the amount of $1.3 million (net of approximately $185,000 in excess tax benefits).

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2010. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

	Quarter ended
	March 31, 2009		June 30, 2009		September 30, 2009		December 31, 2009
Revenues	$186,712,167		$191,831,944		$206,822,781	(2)	$215,646,374	(2)
Operating income	15,041,246	(1)	13,974,315	(1)	9,791,829	(3)	14,917,672
Net income	5,876,656		5,250,334		4,447,924	(4)(3)	5,550,693
Earnings per share:
Basic	$0.45		$0.40		$0.34		$0.42
Diluted	$0.44		$0.40		$0.34		$0.42

	Quarter ended
	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010
Revenues	$220,959,394		$222,320,445		$217,151,296	(6)	$219,265,522
Operating income	19,912,779		16,988,722	(5)	9,177,917	(7)	11,223,933
Net income	9,107,096		7,276,768	(5)	2,907,617	(7)	4,335,162
Earnings per share:
Basic	$0.69		$0.55		$0.22		$0.33
Diluted	$0.66		$0.54		$0.22		$0.33

(1)	Operating income for the three months ended March 31, 2009 and June 30, 2009 includes expenses related to the amendment of our credit and guarantee agreement with CIT, fees related to the 2009 consent solicitation and 2009 proxy contest and costs related to the potential sale of assets of approximately $2.0 million and $1.1 million, respectively.
(2)	The increase in revenue during the three months ended September 30, 2009 and December 31, 2009 was partially attributable to a NET services contract that began in July 2009. The impact of this new contract resulted in an increase in non-emergency transportation services revenue of approximately $17.6 million for the three months ended September 30, 2009 and $19.1 million for the three months ended December 31, 2009. The increase in revenue during the three months ended September 30, 2009 was partially offset by the impact of lower client demand for our home and community based services during the summer season.

(3)	The decrease in operating income and net income for the three months ended September 30, 2009 as compared to the three months ended June 30, 2009 was partially due to bonus expense of approximately $2.6 million recorded for executive management and key personnel. Additionally, there was a decrease of approximately $5.5 million in operating income for our social services segment for the three months ended September 30, 2009 compared to the three months ended June 30, 2009 due to lower client demand for our home and community based services during the summer season.
(4)	For the three months ended September 30, 2009, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns, partially offset by state income taxes, net of federal benefit and other non-deductible expenses.
(5)	Purchased services costs of our non-emergency transportation services increased approximately $2.2 million for the three months ended June 30, 2010 as compared to March 31, 2010 causing a decrease in operating income and net income. The increase is attributable to providing service to additional members during the quarter ended June 30, 2010 as well as expected utilization increases in the spring as compared to the winter months.
(6)	Revenues from our home and community based services declined approximately $7 million as compared to the first and second quarters of 2010 due to lower client demand for our home and community based services during the summer season.
(7)	Purchased services costs of our non-emergency transportation services increased approximately $3.3 million for the three months ended September 30, 2010 as compared to June 30, 2010 causing a decrease in operating income and net income. The increase is attributable to providing service to additional members during the quarter ended September 30, 2010 and higher utilization experienced during the third quarter of the year due to school programs requiring transportation services in out-of-school settings during the summer months.

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

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and the revolving and term loan credit facility that replaced our then existing credit facility effective March 11, 2011 as discussed in more detail below.

Sources of cash for 2010 were primarily from operations. Our balance of cash and cash equivalents was approximately $61.3 million at December 31, 2010, up from $51.2 million at December 31, 2009. Approximately $3.8 million of cash was held by WCG at December 31, 2010 and is not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $14.1 million and $16.4 million at December 31, 2009 and 2010, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At December 31, 2009 and 2010, our total debt was approximately $204.2 million and $182.3 million, respectively.

Cash flows

Operating activities.    Net income of approximately $23.6 million plus non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $23.1 million resulted in cash provided by operating activities.

For 2010, net cash flow from operating activities totaled approximately $44.0 million. Decreases in management fees receivable resulted in an increase in cash provided by operations of approximately $1.3 million. Increased amounts prepaid for taxes and insurance accounted for a decrease in cash flow from operations of approximately $3.4 million. Changes in accounts payable, accrued expenses and deferred revenue resulted in cash used in operating activities of $3.9 million, while changes in accrued transportation and other long term liabilities resulted in cash provided by operating activities of approximately $1.7 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $1.5 million.

Investing activities.    Net cash used in investing activities totaled approximately $12.7 million for 2010. We spent approximately $10.3 million for property and equipment, which included approximately $3.4 million related to the purchase of land and building adjacent to our corporate office. Additionally, changes in restricted cash resulted in cash used in investing activities of approximately $2.3 million.

Financing activities.    Net cash used in financing activities totaled approximately $21.4 million for 2010. We repaid approximately $21.9 million of long-term debt and received proceeds from the exercise of stock options of approximately $471,000.

Exchange rate change.    The effect of exchange rate changes on our cash flow related to the activities of WCG for 2010 was an increase to cash of approximately $215,000.

Obligations and commitments

Convertible senior subordinated notes.    On November 13, 2007, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014, or the Notes, under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare. The proceeds of $70.0 million were used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility with CIT described below.

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

Credit facility.    On December 7, 2007, we entered into a Credit and Guaranty Agreement, or the Old Credit Agreement, with CIT Healthcare LLC, as administrative agent, Bank of America, N.A. and SunTrust Bank, as co-documentation agents, ING Capital LLC and Royal Bank of Canada, as co-syndication agents, other lenders party thereto and CIT, as sole lead arranger and bookrunner. The Old Credit Agreement was replaced with a new credit agreement on March 11, 2011 as discussed in further detail below.

The Old Credit Agreement, as amended, provided us with a senior secured first lien credit facility in aggregate principal amount of $203.0 million comprised of a $173.0 million, six year term loan and a $30.0 million, five year revolving credit facility, or the Old Credit Facility. On December 7, 2007, we borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by us to acquire LogistiCare; (ii) refinance all of the then existing indebtedness under our second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of our company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures.

The Old Credit Agreement contained customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, we were required to maintain certain financial covenants under the Old Credit Agreement and the amendment thereto. Under the amendment to the Old Credit Agreement described below, we were in compliance with all financial covenants as of December 31, 2010. We were also prohibited from paying cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

On March 11, 2009, we agreed with our creditors to amend certain terms in the Old Credit Agreement (this amendment referred to as Amendment No. 1 to the Old Credit Agreement and, together with the Old Credit Agreement, the Amended Old Credit Agreement) to, among other things:

•	decrease the revolving credit facility from $40 million to $30 million;

•

increase the interest rate spread on the annual interest rate from LIBOR plus 3.5% to LIBOR plus 6.5% and, with respect to Base Rate Loans (as such terms are defined in the Old Credit Agreement), increase the interest rate spread on the annual interest rate from Base Rate plus 2.5% to Base Rate plus 5.5% effective March 11, 2009; provided the interest rate will be adjusted upwards and we will incur a fee if certain consolidated senior leverage ratios exceed the corresponding ratio ceilings set forth in Amendment No. 1 to the Old Credit Agreement determined as of September 30, 2009 and December 31, 2009;

•	amend certain financial covenants to change the requirements to a level where we met the requirements for the fourth quarter of 2008 and for 2009;

•

establish a new financial covenant through December 31, 2009 based upon our operations maintaining a minimum EBITDA level (as such term is defined in Amendment No. 1 to the Old Credit Agreement) commencing with the three months ended March 31, 2009; and

•

require us to deliver to the lenders monthly consolidated financial statements and a 13-week rolling cash flow forecast each week from the effective date of Amendment No. 1 to the Old Credit Agreement to December 31, 2009.

In exchange for the amendments described above, we agreed to pay an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Old Credit Agreement)), which was capitalized as deferred financing fees and the net deferred financing fee amount is included in “Other assets” in our consolidated balance sheet at December 31, 2009 and 2010. In addition, in connection with this transaction, we incurred fees and expenses of approximately $2.0 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.7 million and “Interest expense” in the amount of approximately $348,000 in our consolidated statement of operations for the year ended December 31, 2009. We determined that the amendment did not represent a substantial modification of terms of the Old Credit Agreement.

Under the Amended Old Credit Agreement the outstanding principal amount of the loans accrued interest at the per annum rate of LIBOR plus 6.5% or the Base Rate plus 5.5% at our election. We were permitted, from time-to-time, to request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 5.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 6.5%). The conversion to a LIBOR Loan may be selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months was selected by us interest was payable quarterly. If not renewed by us subject to CIT approval, the loan would automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to our term loan at December 31, 2010 was 6.77%. In addition, we were subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of December 31, 2010, but the entire amount available under this facility was permitted to be allocated to collateralize certain letters of credit. As of December 31, 2009, there were five letters of credit in the amount of approximately $7.3 million and three letters of credit as of December 31, 2010 in the amount of approximately $3.7 million collateralized under the revolving credit facility. At December 31, 2009 and 2010, our available credit under the revolving credit facility was $22.7 million and $26.3 million, respectively.

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

Upon the expiration of the interest rate swap discussed above, we entered into a new interest rate swap effective March 11, 2010, with a notional amount of $63.4 million maturing on December 13, 2010. Under this new swap agreement, we received interest equivalent to one-month LIBOR and paid a fixed rate of interest of .58% with settlement occurring monthly. By entering into the interest rate swap, we effectively fixed the interest rate payable by us on $63.4 million of our floating rate long-term debt at 7.08% for the period March 11, 2010 to December 13, 2010.

Contingent obligations.    On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of December 31, 2010, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of December 31, 2010, 15 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 1.8% and 1.5% of our revenue for 2009 and 2010, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2009 and 2010 totaled $7.2 million and $5.8 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of December 31, 2009 and March 31, June 30, September 30 and December 31, 2010:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2009	$1,018,624	$857,512	$678,124	$2,051,679	$2,554,062
March 31, 2010	$1,021,834	$890,884	$610,979	$1,826,772	$2,779,842
June 30, 2010	$1,074,610	$668,469	$631,223	$1,733,202	$2,973,063
September 20, 2010	$1,004,759	$649,934	$669,399	$1,802,459	$2,082,125
December 31, 2010	$1,167,397	$723,962	$642,686	$1,802,847	$1,502,843

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

Our days sales outstanding for our managed entities decreased from 181 days at December 31, 2009 to 156 days at December 31, 2010.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2010 was approximately $2.7 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2010 was approximately $4.1 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at December 31, 2010 was approximately $2.9 million. We recorded a corresponding receivable from third-party insurers and a liability at December 31, 2010 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $5.7 million at December 31, 2009 and $8.8 million at December 31, 2010, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at December 31, 2010 was approximately $6.5 million. Effective February 15, 2011, Provado does not intend to renew its reinsurance agreement and will not assume liabilities for policies commencing after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

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
		with a $6,000,000 aggregated limit

While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud or punitive damages, could adversely affect our cash flow and financial condition.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of December 31, 2010, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment. The estimated aggregate maximum potential claim liability is approximately $24.4 million.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.6 million and $1.3 million as of December 31, 2009 and December 31, 2010, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2010:

	At December 31, 2010
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$182,304	$18,114	$94,190	$70,000	$—
Interest (1)(2)	32,474	12,233	17,991	2,250	—
Purchased services commitments	122	122	—	—	—
Capital Leases	66	23	36	7	—
Operating Leases	42,737	14,059	16,894	7,485	4,299

Total	$257,703	$44,551	$129,111	$79,742	$4,299

(1)	The Amended Old Credit Agreement was refinanced on March 11, 2011. Cash obligations under the new credit agreement total $100.0 million for debt and $17.9 million for interest based on the interest rate at March 11, 2011. Under the repayment terms of the new credit agreement, we are required to make quarterly principal payments as discussed more fully below.
(2)	Future interest payments have been calculated at rates that existed as of December 31, 2010.

Stock repurchase program

On February 1, 2007, our board of directors approved a stock repurchase program for up to one million shares of our common stock. Since inception, we have spent approximately $10.9 million to purchase 462,500 shares of our common stock on the open market. We did not purchase shares of our common stock during 2009 and 2010. During the term of the Old Credit Agreement we were prohibited from purchasing shares of our common stock on the open market or in privately negotiated transactions. No such prohibition exists under the new credit agreement described below.

Liquidity matters

We believe that our existing cash and cash equivalents and the new credit agreement (described below) provide funds necessary to meet our operating plan for 2011. The expected operating plan for this period provides for full operation of our businesses as well as interest and projected principal payments on our debt.

We may access capital markets to raise equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

As of December 31, 2010, our Old Credit Facility required us to prepay an aggregate principal amount of the loan in an amount equal to 75% of our Excess Cash Flow, as defined, for each fiscal year. Excess Cash Flow was calculated based on our consolidated net income plus decreases or minus increases in net working capital plus non-cash depreciation and amortization and other non-cash charges, minus capital expenditures, certain transaction fees and expenses related to our acquisition of LogistiCare and the negotiation of the Old Credit Facility and the Notes, principal amortization with respect to capital leases, all regularly scheduled principal payments and voluntary principal prepayments under the Old Credit Facility and earn out payments related to completed acquisitions permitted by the lender as more fully described in the Amended Old Credit Agreement. For 2009 we prepaid an aggregate principal amount of approximately $4.1 million, representing 75% of our Excess Cash Flow. Due to the refinancing of the Company’s debt subsequent to December 31, 2010, the Excess Cash Flow calculation for 2010 was not performed.

On March 11, 2011, we entered into a Credit Agreement, or the New Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The New Credit Agreement provides us with a senior secured credit facility, or the Senior Credit Facility, in aggregate principal amount of $140.0 million, comprised of a $100.0 million term loan facility and a $40.0 million revolving credit facility. There is an option to increase the amount of the term loan facility and/or the revolving credit facility by an aggregate amount of up to $85.0 million as described below. The Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On March 11, 2011, we borrowed the entire amount available under the term loan facility and used the proceeds thereof to refinance certain of our existing indebtedness. Prospectively, the proceeds of the Senior Credit Facility will be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Notes; and (iv) other general corporate purposes.

Under the Senior Credit Facility we have an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) by an aggregate amount of up to $85.0 million with either additional commitments from lenders under the New Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Senior Credit Facility.

The Senior Credit Facility matures on March 11, 2016; provided, however that, if there are more than $25.0 million of our Notes outstanding on September 30, 2013, the Senior Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in full on November 15, 2013, unless we have provided the administrative agent with cash collateral on or before September 30, 2013 in an amount sufficient to repay the aggregate outstanding principal amount of the Notes. In the event that there are more than $25.0 million of our Notes outstanding on September 30, 2013, the maturity date will be automatically reinstated to March 11, 2016 if: (i) we reduce the principal amount of the Notes to an aggregate amount of no more than $25.0 million on a date prior to November 15, 2013, (ii) we have availability under the revolving credit facility plus unrestricted cash in an amount at least equal to the aggregate outstanding principal amount of the Notes on such date and (iii) there is no default or event of default under the Senior Credit Facility on such date. We may prepay the Senior Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of LIBOR loans. The unutilized portion of the commitments under the Senior Credit Facility may be irrevocably reduced or terminated by us at any time without penalty.

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the New Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

The term loan facility is subject to quarterly amortization payments, commencing on June 30, 2011, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 10% in each of the first two years, 15% in each of the third and fourth years and the remaining balance in the fifth year. The Senior Credit Facility also requires us (subject to certain exceptions as set forth in the New Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant.

Our obligations under the Senior Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, which include our insurance captives and not-for-profit subsidiaries. Our obligations under, and each guarantor’s obligations under its guaranty of the Senior Credit Facility are secured by a first priority lien on substantially all of our respective assets, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries and 65% of the issued and outstanding stock of our first tier foreign subsidiaries. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Senior Credit Facility to be immediately due and payable. All amounts outstanding under the Senior Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of our indebtedness having a principal amount in excess of $7.5 million.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations for 2011.

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

Pending Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28-Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts or

ASU 2010-28. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We believe that ASU 2010-28 will not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations or ASU 2010-29. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We believe that ASU 2010-29 will not have a material impact on our consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases, derivatives, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated to determine whether adoption will have a material impact on our consolidated financial statements.

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

Interest rate and market risk

As of December 31, 2010, we had borrowings under our term loan of approximately $112.3 million and no borrowings under our revolving line of credit. Borrowings under the Amended Old Credit Agreement accrued interest at LIBOR plus 6.5% per annum as of December 31, 2010. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $2.4 million over the remaining term of the Amended Old Credit Agreement, which expires in 2013.

Borrowings under our New Credit Agreement accrue interest at LIBOR plus 2.25% to 3.00% or Base Rate plus 1.25% to 2.00% per annum beginning March 11, 2011. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.6 million over the remaining term of the New Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of $70 million outstanding at December 31, 2010 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services to individuals and families pursuant to nearly 1,000 contracts as of December 31, 2010. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 82% and 81% of our revenue for the years ended December 31, 2009 and 2010, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the year ended December 31, 2010, we conducted a portion of our operations in Canada through WCG. At December 31, 2010, approximately $13.8 million, or 15.6%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2010, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework.

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

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2010.

KPMG LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an attestation report on the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited The Providence Service Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Providence Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of The Providence Service Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules contained in Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

March 11, 2011

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$51,157,429	$61,260,661
Accounts receivable—billed, net of allowance of $2.9 million in 2009 and $5.3 million in 2010	80,458,245	75,845,917
Accounts receivable—unbilled	329,577	265,691
Management fee receivable(1)	7,160,001	5,839,735
Other receivables	4,118,213	3,929,866
Restricted cash	8,153,610	7,314,535
Prepaid expenses and other(2)	12,439,613	15,478,221
Deferred tax assets	3,558,034	1,633,644

Total current assets	167,374,722	171,568,270
Property and equipment, net	11,166,272	16,401,107
Goodwill	113,672,945	113,783,389
Intangible assets, net	73,963,261	66,441,817
Restricted cash, less current portion	5,941,924	9,079,563
Other assets	10,987,542	9,659,349

Total assets	$383,106,666	$386,933,495

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$17,480,918	$18,113,512
Accounts payable	4,010,560	2,887,837
Accrued expenses	33,389,729	33,551,129
Accrued transportation costs	40,907,527	41,868,694
Deferred revenue	8,347,258	5,373,742
Interest rate swap	372,408	—
Reinsurance liability reserve	12,644,670	11,898,200

Total current liabilities	117,153,070	113,693,114
Long-term obligations, less current portion	186,732,342	164,190,260
Other long-term liabilities	5,143,322	8,721,610
Deferred tax liabilities	11,740,340	11,579,849

Total liabilities	320,769,074	298,184,833
Commitments, contingencies and subsequent events (Notes 19, 22 and 24)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,521,959 and 13,580,385 issued and outstanding (including treasury shares)	13,522	13,580
Additional paid-in capital	170,551,301	172,540,912
Retained deficit	(102,128,229)	(78,501,586)
Accumulated other comprehensive loss, net of tax	(1,675,572)	(880,814)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	55,377,055	81,788,125
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	62,337,592	88,748,662

Total liabilities and stockholders’ equity	$383,106,666	$386,933,495

(1)	Includes related party management fee receivable of approximately $281,000 and $237,000 at December 31, 2009 and 2010, respectively.
(2)	Includes related party prepaid travel expenses of approximately $108,000 at December 31, 2009 and 2010.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2008	2009	2010
Revenues:
Home and community based services	$258,003,077	$289,006,655	$292,735,117
Foster care services	32,343,247	37,283,711	35,547,733
Management fees(1)	20,217,211	14,447,586	13,637,781
Non-emergency transportation services	381,106,735	460,275,314	537,776,026

	691,670,270	801,013,266	879,696,657
Operating expenses:
Client service expense(2)	253,652,123	275,126,619	289,152,011
Cost of non-emergency transportation services	356,271,344	415,299,812	474,128,586
General and administrative expense(2)	48,411,826	44,009,666	46,460,682
Asset impairment charges	169,930,171	—	—
Depreciation and amortization	12,721,494	12,852,107	12,652,027

Total operating expenses	840,986,958	747,288,204	822,393,306

Operating income (loss)	(149,316,688)	53,725,062	57,303,351
Other (income) expense:
Interest expense	19,578,404	20,798,250	16,267,881
Interest income	(978,877)	(365,853)	(256,033)

Income (loss) before income taxes	(167,916,215)	33,292,665	41,291,503
Provision (benefit) for income taxes	(12,311,542)	12,167,058	17,664,860

Net income (loss)	$(155,604,673)	$21,125,607	$23,626,643

Earnings (loss) per common share:
Basic	$(12.42)	$1.61	$1.79

Diluted	$(12.42)	$1.60	$1.78

Weighted-average number of common shares outstanding:
Basic	12,531,869	13,130,092	13,194,226
Diluted	12,531,869	13,211,393	14,964,516

(1)	Includes related party management fees of approximately $509,000, $292,000 and $270,000 for the years ended December 31, 2008, 2009 and 2010, respectively.
(2)	Includes related party expenses of approximately $321,000, $388,000 and $520,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

			Additional Paid-In Capital	Common Stock Subscription Receivable	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)			Non- Controlling Interest	Total
	Common Stock						Treasury Stock
	Shares	Amount					Shares	Amount
Balance at December 31, 2007	12,756,392	$12,756	$159,176,594	$(714,654)	$32,350,837	$1,093,367	612,026	$(11,259,207)	$7,648,946	$188,308,639
Stock-based compensation	—	—	8,760,435	—	—	—	—	—	—	8,760,435
Restricted stock issued/withheld	567,645	567	(567)	—	—	—	7,742	(124,760)		(124,760)
Exercise of employee stock options including income tax shortfall of $1.3 million	33,504	34	(843,672)	—	—	—	—	—	—	(843,638)
Unregistered stock issued to former members of WD Management, L.L.C.	78,740	79	2,223,381	—	—	—	—	—	—	2,223,460
PSC of Canada Exchange Corp. shares exchanged	14,379	14	382,439	—	—	—	—	—	(382,453)	—
Stock option cancellation and exchange—Logisticare	11,696	12	(12)	—	—	—	—	—	—	—
Common stock subscription receivable	—	—	—	714,654	—	—	—	—	—	714,654
Change in fair value of derivative, net of income tax benefit of $653,241	—	—	—	—	—	(991,091)	—	—	—	(991,091)
Foreign currency translation adjustments	—	—	—	—	—	(4,551,823)	—	—	—	(4,551,823)
Net loss	—	—	—	—	(155,604,673)	—	—	—	—	(155,604,673)

Total comprehensive loss										(161,147,587)

Balance at December 31, 2008	13,462,356	13,462	169,698,598	—	(123,253,836)	(4,449,547)	619,768	(11,383,967)	7,266,493	37,891,203
Stock-based compensation	—	—	302,071	—	—	—	—	—	—	302,071
Exercise of employee stock options, including net tax benefit of $95,068	48,100	48	244,688		—	—	—	—	—	244,736
PSC of Canada Exchange Corp. shares exchanged	11,503	12	305,944	—	—	—	—	—	(305,956)	—
Change in fair value of derivative and impact of de-designation, net of income tax of $543,929	—	—	—	—	—	820,121	—	—	—	820,121
Foreign currency translation adjustments	—	—	—	—	—	1,953,854	—	—	—	1,953,854
Net income	—	—	—	—	21,125,607	—	—	—	—	21,125,607

Total comprehensive income										23,899,582

Balance at December 31, 2009	13,521,959	13,522	170,551,301	—	(102,128,229)	(1,675,572)	619,768	(11,383,967)	6,960,537	62,337,592
Stock-based compensation	—	—	1,694,371	—	—	—	—	—	—	1,694,371
Exercise of employee stock options, including net tax shortfall of $175,589	57,760	57	295,241	—	—	—	—	—	—	295,298
Restricted stock issued	666	1	(1)	—	—	—	—	—	—	—
Change in fair value of derivative, net of income tax of $94,449	—	—	—	—	—	170,970	—	—	—	170,970
Foreign currency translation adjustments	—	—	—	—	—	623,788	—	—	—	623,788
Net income	—	—	—	—	23,626,643	—	—	—	—	23,626,643

Total comprehensive income										24,421,401

Balance at December 31, 2010	13,580,385	$13,580	$172,540,912	$—	$(78,501,586)	$(880,814)	619,768	$(11,383,967)	$6,960,537	$88,748,662

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2009	2010
Operating activities
Net income (loss)	$(155,604,673)	$21,125,607	$23,626,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,505,214	4,689,709	4,952,722
Amortization	8,216,280	8,162,398	7,699,305
Amortization of deferred financing costs	2,698,184	2,979,515	2,445,848
Provision for doubtful accounts	4,084,333	4,479,094	4,899,377
Deferred income taxes	(14,553,560)	2,299,614	1,369,316
Stock based compensation	8,760,435	302,071	1,694,371
Excess tax benefit upon exercise of stock options	(184,908)	(140,312)	(66,372)
Asset impairment charges	169,930,171	—	—
Other	27,878	109,212	87,566
Changes in operating assets and liabilities, net of effects of acquisitions:
Billed and unbilled accounts receivable	(9,276,794)	(10,542,465)	28,979
Management fee receivable	(2,364,483)	542,357	1,320,267
Other receivables	(417,295)	(1,109,999)	97,397
Restricted cash	(214,098)	112,043	5,333
Prepaid expenses and other	(5,828,653)	3,005,629	(3,387,496)
Reinsurance liability reserve	2,621,087	4,114,560	1,511,582
Accounts payable and accrued expenses	(6,680,776)	7,046,947	(906,472)
Accrued transportation costs	7,474,815	8,856,202	961,167
Deferred revenue	(702,259)	4,885,641	(3,011,441)
Other long-term liabilities	(104,912)	183,519	697,127

Net cash provided by operating activities	12,385,986	61,101,342	44,025,219
Investing activities
Purchase of property and equipment, net	(4,664,007)	(3,699,385)	(10,265,944)
Acquisition of businesses, net of cash acquired	(3,597,766)	(1,037,650)	—
Acquisition of management agreement	(418,462)	(100,000)	—
Acquisition earnout payments	(6,670,655)	—	—
Restricted cash for contract performance	2,506,353	(1,196,637)	(2,303,897)
Purchase of short-term investments, net	(185,515)	(194,304)	(120,733)
Collection of notes receivable	3,291,943	599,841	—

Net cash used in investing activities	(9,738,109)	(5,628,135)	(12,690,574)
Financing activities
Repurchase of common stock, for treasury	(124,760)	—	—
Proceeds from common stock issued pursuant to stock option exercise	469,320	149,667	470,887
Excess tax benefit upon exercise of stock options	184,908	140,312	66,372
Repayment of long-term debt	(8,650,000)	(33,545,345)	(21,909,488)
Debt financing costs	(88,775)	(802,329)	(61,053)
Capital lease payments	(1,012)	(69,413)	(13,364)

Net cash used in financing activities	(8,210,319)	(34,127,108)	(21,446,646)

Effect of exchange rate changes on cash	(451,956)	447,083	215,233

Net change in cash	(6,014,398)	21,793,182	10,103,232
Cash at beginning of period	35,378,645	29,364,247	51,157,429

Cash at end of period	$29,364,247	$51,157,429	$61,260,661

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended December 31,
	2008	2009	2010
Supplemental cash flow information
Cash paid for interest	$16,773,008	$17,789,734	$14,581,039

Cash paid for income taxes	$4,177,798	$7,066,871	$19,820,184

Note payable obtained to finance prepaid insurance	$989,925	$—	$—

Stock issued to former members of WD Management, L.L.C.	$2,223,460	$—	$—

PSC of Canada Exchange Corp. shares exchanged	$382,453	$305,956	$—

Change in fair value of derivative and impact of de-designation	$(991,091)	$820,121	$170,970

Business acquisitions:
Purchase price	$8,900,000	$29,478	$—
Costs of acquisition	599,291	213,193	—
Less:
Cash (received) paid for working capital adjustment	(479,716)	269,979	—
Amount due to former shareholder	(525,000)	525,000	—
Credit for indebtedness of management fees	(4,827,425)	—	—
Cash acquired	(69,384)	—	—

Acquisition of business, net of cash acquired	$3,597,766	$1,037,650	$—

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2010

1.    Nature of Operations

Description of Business

The Providence Service Corporation (the “Company”) is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of December 31, 2010, the Company operated in 43 states, and the District of Columbia, United States, and British Columbia, Canada.

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

2.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd. (“WCG”). All intercompany accounts and transactions have been eliminated in consolidation.

3.    Basis of Accounting

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

At December 31, 2009 and 2010, approximately $4.4 million and $3.8 million, respectively, of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $14.1 million and $16.4 million of restricted cash at December 31, 2009 and 2010 as follows:

	December 31,
	2009	2010
Collateral for letters of credit—Contractual obligations	$418,000	$243,000
Contractual obligations	786,801	781,468

Subtotal restricted cash for contractual obligations	1,204,801	1,024,468

Collateral for letters of credit—Reinsured claims losses	4,041,000	4,808,921
Escrow—Reinsured claims losses	8,849,733	10,560,709

Subtotal restricted cash for reinsured claims losses	12,890,733	15,369,630

Total restricted cash	14,095,534	16,394,098
Less current portion	8,153,610	7,314,535

	$5,941,924	$9,079,563

Of the restricted cash amount at December 31, 2009 and 2010:

•	$418,000 and $243,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $787,000 and $781,000 was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•

approximately $4.0 million and $4.8 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying consolidated balance sheets;

•	approximately $1.6 million and $4.0 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program; and

•	approximately $7.2 million and $6.5 million was restricted in relation to our auto liability program.

At December 31, 2010, approximately $5.1 million, $4.0 million, $6.3 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $781,000 is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

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

Derivative Instruments and Hedging Activities

The Company held a derivative financial instrument for the purpose of hedging interest rate risk. The type of risk hedged related to the variability of future earnings and cash flows caused by movements in interest rates applied to the Company’s floating rate long-term debt. The Company documented its risk management strategy and hedge effectiveness at the inception of the hedge and continued to assess its effectiveness during the term of the hedge. The Company designated the interest rate swap as a cash flow hedge under ASC Topic 815-Derivatives and Hedging (“ASC 815”).

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of accumulated other comprehensive loss. The remaining gain or loss of the ineffective portion of the hedge, if any, is recognized in earnings. The fair value of the cash flow hedging instrument was a liability of approximately $372,000 as of December 31, 2009, which was classified as “Interest rate swap” in the accompanying consolidated balance sheets. As of December 31, 2010, the Company did not have any hedging instruments.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, management fee receivable and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates its fair value.

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

The Company’s write-off experience for each of the years ended December 31, 2008, 2009 and 2010 was approximately 1% of the Company’s revenue.

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

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In connection with its analysis of the carrying value of goodwill, the Company reconciles the aggregate fair value of its reporting units to the Company’s market capitalization including a control premium that is reasonable within the context of industry data on premiums paid. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluation of goodwill completed as of December 31, 2010 resulted in no impairment loss.

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to customer relationships, developed technology, management contracts, restrictive covenants and software licenses acquired in the years 2006–2008 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

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

Accrued Transportation Costs

Transportation costs are estimated and accrued in the month the services are rendered by outsourced providers utilizing gross reservations for transportation services less cancellations and average costs per transportation service by customer contract. Average costs per contract are derived by utilizing historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Adjustments to those accruals are made based on reconciliations with actual costs incurred. Accrued transportation costs amounted to approximately $40.9 million and $41.9 million at December 31, 2009 and 2010, respectively.

Deferred Financing Costs

The Company capitalizes direct expenses incurred in connection with its long-term debt obligations and amortizes them over the term of the respective debt agreements. The Company incurred approximately $10.6 million in deferred financing costs in connection with the credit facility with its senior creditor entered into in December 2007 and the amendment to the credit facility in March 2009, as described in note 13 below. In addition, the Company incurred approximately $2.3 million in deferred financing costs in connection with its senior subordinated notes issued in November 2007. Deferred financing costs are amortized to interest expense on a straight-line basis or the effective interest method over the term of the credit facility. Deferred financing costs, net of amortization, totaling approximately $7.5 million and $5.1 million at December 31, 2009 and 2010, are included in “Other assets” in the accompanying consolidated balance sheets.

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

Cost based service contracts.    Revenues from the Company’s cost based service contracts are recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those incurred costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred or excess cost per service over the allowable contract rate. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. The Company annually submits projected costs for the coming year, which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the contracting payers’ year end, the Company submits cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to the Company for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may range from one month to several years from the date the Company submits the cost report. In cases where funds paid to the Company exceed the allowable costs to provide services under contract, the Company may be required to pay back the excess funds.

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

Annual block purchase contract.    The Company’s annual block purchase contract with The Community Partnership of Southern Arizona (“CPSA”) requires it to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. The Company must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. The Company is obliged to provide services only to those clients with a demonstrated medical necessity. The annual funding allocation amount is subject to increase when the Company’s encounters exceed the contract amount; however, such increases in the annual funding allocation amount are subject to government appropriation and may not be approved. There is no contractual limit to the number of eligible beneficiaries that may be assigned to the Company, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, the Company is at-risk if the costs of providing necessary services exceed the associated reimbursement.

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

The Company recognizes revenue from its annual block purchase contract corresponding to the service encounter value. If the Company’s service encounter value is less than 90% of the amounts received from CPSA for the contract year, unless waived, the Company recognizes revenue equal to the service encounter value and records a liability for any excess amounts received. CPSA has not reduced, withheld, or suspended any material payments that have not been subsequently reimbursed. The Company believes its encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

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

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2010.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying consolidated balance sheets in the amount of approximately $7.0 million at December 31, 2009 and 2010.

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

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia regarding British Columbia’s actions to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately CAD $13,000 which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. During the second quarter of 2010, British Columbia filed a petition for leave to appeal the arbitration award. There is no financial statement impact related to these events included in our financial results for the year ended December 31, 2010. The petition for leave to appeal is still pending at December 31, 2010.

Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718-Compensation-Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share based payments at fair value.

Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. Other comprehensive loss was derived from foreign currency translation adjustments and the change in fair value of the Company’s interest rate swap (as more fully described in note 14 below). The components of the ending balances of accumulated other comprehensive loss are as follows:

	December 31,
	2009	2010
Cumulative foreign currency translation adjustments	$(1,504,602)	$(880,814)
Unrealized losses on cash flow derivative hedges, net	(170,970)	—

	$(1,675,572)	$(880,814)

Income Taxes

Deferred income taxes are determined by the liability method in accordance with ASC Topic 740-Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance which includes amounts for state net operating loss carryforwards, as more fully described in note 21 below, for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company recognizes interest and penalties related to income taxes as a component of income tax expense.

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

SPCIC reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. Additionally, SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual policy aggregate limit. As of December 31, 2009 and 2010, the Company had reserves of approximately $4.6 million and $6.8 million, respectively, for the general and professional liability and workers’ compensation programs. The reserves are classified as “Reinsurance liability reserve” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

In addition, the Company owns Provado Insurance Services, Inc. (“Provado”), which is a licensed captive insurance company domiciled in the State of South Carolina. Provado has historically provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within the Company’s NET Services operating segment. Effective February 15, 2011, Provado does not intend to renew its reinsurance agreement and will not assume liabilities for policies incepting after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2009 and 2010, Provado had reserves of approximately $7.2 million and $6.5 million, respectively. The reserves are classified as “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

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

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2009 and 2010, the Company had approximately $1.6 million and $1.3 million, respectively, in reserve for its self-funded health insurance programs. The reserves are classified as “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

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

5.    Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 85%, 82% and 81% of the Company’s revenue for the years ended December 31, 2008, 2009 and 2010, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the years ended December 31, 2008, 2009 and 2010, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2009 and 2010, approximately $13.9 million, or 22.2%, and $13.8 million, or 15.6%, of the Company’s net assets, respectively, were located in Canada. Additionally, approximately $28.0 million, or 4.0%, $22.5 million, or 2.8%, and $22.2 million, or 2.5%, of the Company’s consolidated revenue for the years ended December 31, 2008, 2009 and 2010, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

6.    Use of Estimates

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

7.    New and Pending Accounting Pronouncements

New Accounting Pronouncements

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

Pending Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28-Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

The Company believes that ASU 2010-28 will not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company believes that ASU 2010-29 will not have a material impact on its consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases, derivatives, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

8.    Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2009 and 2010:

		Fair Value Measurement Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap at December 31, 2009	$(372,408)	$—	$(372,408)	$—

Interest rate swap at December 31, 2010	$—	$—	$—	$—

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

9.    Other Receivables

At December 31, 2009 and 2010, insurance premiums of approximately $3.3 million and $3.1 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2009 were approximately $2.3 million, of which approximately $805,000 was classified as “Other receivables” and approximately $1.5 million was classified as “Other assets” in the accompanying consolidated balance sheets. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2010 were approximately $2.9 million, of which approximately $698,000 was classified as “Other receivables” and approximately $2.2 million was classified as “Other assets” in the accompanying consolidated balance sheets. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheets.

10.    Prepaid Expenses and Other

Prepaid expenses and other comprised the following:

	December 31,
	2009	2010
Prepaid payroll	$2,578,670	$2,411,556
Prepaid insurance	2,242,499	3,365,500
Prepaid taxes	1,576,956	2,889,515
Prepaid rent	743,402	828,807
Provider advances	83,265	279,068
Prepaid maintenance agreements and copier leases	634,474	707,672
Prepaid bus tokens and passes	1,076,377	992,432
Prepaid commissions and brokerage fees	608,566	523,680
Interest receivable—certificates of deposit	889,156	1,009,888
Other	2,006,248	2,470,103

Total prepaid expenses and other	$12,439,613	$15,478,221

11.    Goodwill and Intangibles

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balances at December 31, 2008
Goodwill	$78,285,906	$191,185,511	$269,471,417
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	17,585,055	95,185,511	112,770,566

AW working capital true-up and other adjustments	554,078	—	554,078
WCG foreign currency translation adjustment	317,672	—	317,672
CCC additional acquisition costs	1,151	—	1,151
Safecar Services, LLC acquisition	—	29,478	29,478

Balances at December 31, 2009
Goodwill	79,158,807	191,214,989	270,373,796
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	18,457,956	95,214,989	113,672,945

WCG foreign currency translation adjustment	110,444	—	110,444

Balances at December 31, 2010
Goodwill	79,269,251	191,214,989	270,484,240
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	$18,568,400	$95,214,989	$113,783,389

When the Company acquires a business the Company’s pricing is typically based upon a multiple of the target entity’s historical earnings before interest, taxes, depreciation and amortization (“EBITDA”) and over the years the Company has been a successful competitor using this basis for determining the value of and price paid for its acquisitions. The Company believes this pricing method is also used by its competitors to value their business combinations and is typical in the mergers and acquisition market. During the six months ended December 31, 2008, the Company believed the market for mergers and acquisitions deteriorated such that by the end of 2008, the EBITDA multiples being used to price acquisitions had dropped to approximately half of what they had been for the Company historically. In addition, during the six months ended December 31, 2008, the Company had a significant and sustained decline in market capitalization due to the decrease in the market price of its common stock. The Company believes this decrease in stock price resulted primarily from its lower than anticipated financial results during such period. These financial results were caused by significant changes in the climate of the Company’s business, the uncertainty in the state governmental payer environment, the impact of related budgetary decisions, and by the sharp down turn in the United States economy generally. The $169.9 million non-cash asset impairment charge recorded by the Company for the year ended December 31, 2008, all of which was recorded during the six months ended December 31, 2008, reflects the magnitude of both the decline in its market capitalization and the deterioration of the mergers and acquisitions market (including peer group guideline company multiples of EBITDA) during that six-month period, all as explained further below.

In connection with the Company’s annual asset impairment analysis, the Company reduced the total aggregate fair value of its reporting units to reconcile it to the Company’s substantially decreased market capitalization plus a reasonable control premium as of December 31, 2008. In subsequently determining whether or not the Company had goodwill impairment to report for 2008, the Company considered both a market-based valuation approach and an income-based valuation approach when estimating the fair values of its reporting units with goodwill balances as of such date. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate period and then discounting the cash flow to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates.

In arriving at the fair value of the reporting units in the Company’s Social Services operating segment, greater weight was attributed to the market approach due to the continuing market deterioration reflected in current market comparables. For these reporting units, the Company weighted the market-based valuation results at 75% and the income-based valuation results at 25%. In arriving at the fair value for its NET Services operating segment, the Company used the indications of value received by it from potential acquirers of this segment as they represented prices that market participants were willing to offer for this reporting unit under the then current market conditions at that time.

As a result of the Company’s annual impairment test, it recorded a total goodwill impairment charge for the year ended December 31, 2008 of $156.7 million, which is included in “Asset impairment charges” in the accompanying consolidated statements of operations. Of this non-cash impairment charge, approximately $60.7 million was related to the Company’s Social Service operating segment and approximately $96.0 million was related to its NET Services operating segment.

The total amount of goodwill that was deductible for income tax purposes for acquisitions as of December 31, 2009 and 2010 was approximately $35.6 million and $35.8 million, respectively.

Intangible assets are comprised of acquired customer relationships, developed technology, management contracts, restrictive covenants and software licenses. The Company valued customer relationships and the management contracts acquired in these acquisitions based upon expected future cash flows resulting from the underlying contracts with state and local agencies to provide social services in the case of customer relationships, and management and administrative services provided to the managed entity with respect to the acquired management contract.

Intangible assets consisted of the following:

		December 31,
		2009		2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs	$12,849,562	$(6,169,122)	$12,849,562	$(7,535,023)
Customer relationships	15 Yrs	75,487,152	(13,505,600)	75,698,777	(18,551,748)
Customer relationships	10 Yrs	1,417,000	(460,525)	1,417,000	(602,225)
Developed technology	6 Yrs	6,000,000	(2,067,204)	6,000,000	(3,067,204)
Software licenses	5 Yrs	801,708	(443,742)	824,549	(619,693)
Restrictive covenants	5 Yrs	144,209	(90,177)	144,678	(116,856)

Total	13.6 Yrs*	$96,699,631	$(22,736,370)	$96,934,566	$(30,492,749)

*	Weighted-average amortization period

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $8.2 million, $8.2 million and $7.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. The total amortization expense is estimated to be approximately $7.7 million for 2011, $7.5 million for 2012, $7.3 million for 2013, $6.2 million for 2014 and $5.6 million for 2015, based on completed acquisitions as of December 31, 2010.

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

As a result of its annual impairment tests, the Company recorded a total asset impairment charge related to other intangible assets for the year ended December 31, 2008 of $13.2 million, which is included in “Asset impairment charges” in the accompanying consolidated statements of operations. This non-cash impairment charge includes the $11.0 million recorded with respect to the Company’s NET Services operating segment as of September 30, 2008 and the $2.2 million recorded with respect to its Social Services operating segment as of December 31, 2008.

12.    Detail of Other Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2009	2010
Land	—	$20,000	$754,702
Building	39 years	230,000	993,405
Furniture and equipment	3-7 years	25,571,835	33,384,132

		25,821,835	35,132,239
Less accumulated depreciation		14,655,563	18,731,132

		11,166,272	16,401,107

Depreciation expense was approximately $4.5 million, $4.7 million and $5.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Accrued expenses consisted of the following:

	December 31,
	2009	2010
Accrued compensation	$18,168,094	$19,257,580
Income taxes payable	2,155,109	—
Accrued interest payable	1,528,605	823,402
Other	11,537,921	13,470,147

	$33,389,729	$33,551,129

13.    Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31,
	2009	2010
5% unsecured, subordinated note to former stockholder of acquired company, interest payable semi-annually beginning December 2005 and all unpaid principal and any accrued and unpaid interest was paid in June 2010	$618,680	$—
4% unsecured, subordinated note to former owner of acquired company, interest payable semi-annually beginning April 2008 with principal of $300,000 due April 2008, but withheld due to a dispute, and all remaining unpaid principal and any accrued and unpaid interest due April 2010, which was paid in April 2010	1,800,000	—
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% (effective rate of 6.77% at December 31, 2010) through December 2012	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly (as described below) through December 2013	131,794,580	112,303,772

	204,213,260	182,303,772
Less current portion	17,480,918	18,113,512

	$186,732,342	$164,190,260

The carrying amount of the long-term obligations approximated its fair value at December 31, 2009 and 2010. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

Annual maturities of long-term obligations as of December 31, 2010 are as follows:

Year	Amount
2011	$18,113,512
2012	21,736,214
2013	72,454,046
2014	70,000,000

Total	$182,303,772

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

Credit facility.

The following disclosure is as of December 31, 2010. On March 11, 2011, the Company refinanced the senior credit facility described below. See note 24 below for additional information regarding the Company’s long-term debt refinancing

On December 7, 2007, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with CIT Healthcare LLC, as administrative agent, Bank of America, N.A. and SunTrust Bank, as co-documentation agents, ING Capital LLC and Royal Bank of Canada, as co-syndication agents, other lenders party thereto, and CIT, as sole lead arranger and bookrunner. The Credit Agreement replaced the Company’s previous credit facility with CIT Healthcare LLC.

The Credit Agreement, as amended, provided the Company with a senior secured first lien credit facility in aggregate principal amount of $203.0 million comprised of a $173.0 million, six year term loan and a $30.0 million, five year revolving credit facility (“Credit Facility”). On December 7, 2007, the Company borrowed the entire amount available under the term loan facility and used the proceeds of the term loan to (i) fund a portion of the purchase price paid by the Company to acquire LogistiCare; (ii) refinance all of the then existing indebtedness under its second amended loan agreement with CIT Healthcare LLC in the amount of approximately $17.3 million; and (iii) pay fees and expenses related to the acquisition of LogistiCare and the financing thereof. The revolving credit facility must be used to (i) provide funds for general corporate purposes of the Company; (ii) fund permitted acquisitions; (iii) fund ongoing working capital requirements; (iv) collateralize letters of credit; and (v) make capital expenditures.

The Credit Agreement contained customary representations and warranties, affirmative and negative covenants, yield protection, indemnities, expense reimbursement, material adverse change clauses, and events of default and other terms and conditions. In addition, the Company is required to maintain certain financial covenants under the amendment to the Credit Agreement described below. As of December 31, 2010, the Company was in compliance with all of the financial covenants under the amendment to the Credit Agreement. Further, the Company was prohibited from paying cash dividends if there was a default under the facility or if the payment of any cash dividends would result in default.

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

In exchange for the amendments described above, the Company paid an amendment fee to certain lenders equal to $565,000 (0.40% of the aggregate amount of the Revolving Commitment and Term Loan outstanding related to those lenders (as such terms are defined in the Amended Credit Agreement)), which was capitalized as deferred financing fees and is included in “Other assets” in the accompanying consolidated balance sheet at December 31, 2009. In addition, in connection with this transaction, the Company incurred fees and expenses of approximately $2.0 million, including arrangement, legal, accounting and other related costs. These fees and expenses are reflected in “General and administrative expense” in the amount of approximately $1.7 million and “Interest expense” in the amount of approximately $348,000 in the accompanying consolidated statement of operations for the year ended December 31, 2009. The Company determined that the amendment did not represent a substantial modification of terms of the agreement.

Under the Amended Credit Agreement the outstanding principal amount of the loans accrued interest at the per annum rate of LIBOR plus 6.5% or the Base Rate plus 5.5% at the Company’s election. The Company was permitted, from time-to-time, request to convert the loan (whether borrowed under the term loan facility or the revolving credit facility) from a Base Rate Loan (subject to the per annum rate of the Base Rate plus 5.5%) to a LIBOR Loan (subject to the per annum rate of LIBOR plus 6.5%). The conversion to a LIBOR Loan had to have been selected for a period of one, two, three or six months with interest payable on the last day of the period selected except where a period of six months is selected by the Company interest is payable quarterly. If not renewed by the Company subject to CIT approval, the loan would automatically convert back to a Base Rate Loan at the end of the conversion period. The interest rate applied to the Company’s term loan at December 31, 2010 was 6.77%. In addition, the Company is subject to a 0.75% fee per annum on the unused portion of the available funds as well as other administrative fees. No amounts were borrowed under the revolving credit facility as of December 31, 2010, but the entire amount available under this facility may be allocated to collateralize certain letters of credit. As of December 31, 2009, there were five letters of credit in the amount of approximately $7.3 million and three letters of credit as of December 31, 2010 in the amount of approximately $3.7 million collateralized under the revolving credit facility. At December 31, 2009 and 2010, the Company’s available credit under the revolving credit facility was $22.7 million and $26.3 million, respectively.

The Company’s obligations under the Credit Facility were guaranteed by all of its present and future domestic subsidiaries (the “Guarantors”) other than the Company’s insurance subsidiaries and managed entities. The Company’s and each Guarantors’ obligations under the Credit Facility were secured by a first priority lien, subject to certain permitted encumbrances, on the Company’s assets and the assets of each Guarantor, including a pledge of 100% of the issued and outstanding stock of the Company’s domestic subsidiaries and 65% of the issued and outstanding stock of its first tier foreign subsidiaries. If an event of default occurred, including, but not limited to, failure to pay any installment of principal or interest when due, failure to pay any other charges, fees, expenses or other monetary obligations owing to CIT when due or particular covenant defaults, as more fully described in the Credit Agreement, the required lenders could have caused CIT to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses immediately due. Under the Credit Agreement, the initiation of any bankruptcy or related proceedings would automatically cause all unpaid principal and any accrued and unpaid interest and all fees and expenses to become due and payable. In addition, it is an event of default under the Credit Agreement if the Company defaulted on any indebtedness having a principal amount in excess of $5.0 million.

Each extension of credit under the Credit Facility was conditioned upon: (i) the accuracy in all material respects of all representations and warranties in the definitive loan documentation; and (ii) there being no default or event of default at the time of such extension of credit. Under the repayment terms of the Credit Agreement, the Company is obligated to repay the term loan in quarterly installments on the last day of each calendar quarter, which commenced on March 31, 2008, so that the following percentages of the term loan borrowed on the closing date are paid as follows: 5% in 2008, 7.5% in 2009, 10% in 2010, 12.5% in 2011, 15% in 2012 and the remaining balance in 2013. With respect to the revolving credit facility, the Company was required to repay the outstanding principal balance and any accrued but unpaid interest by December 2012. The Company was permitted at any time and from time-to-time prepay the Credit Facility without premium or penalty, provided that it may not re-borrow any portion of the term loan repaid.

The Credit Facility also required the Company to prepay the loan in an aggregate amount equal to 100% of the net cash proceeds of any disposition, or, to the extent the applicable net cash proceeds exceed $500,000. Notwithstanding the foregoing, if at the time of the receipt or application of such net cash proceeds no default or event of default has occurred and was continuing and the Company delivered to the Administrative Agent a certificate, executed by the Company’s chief financial officer, that it intended within three hundred sixty-five days after receipt thereof to use all or part of such net cash proceeds either to purchase assets used in the ordinary course of business of the Company and its subsidiaries or to make capital expenditures, the Company could use all or part of such net cash proceeds in the manner set forth in such certificate; provided, however, that, (A) any such net cash proceeds not so used within the period set forth in such certificate would have, on the first business day immediately following such period, be applied as a prepayment and (B) any assets so acquired would have been subject to the security interests under the collateral documents in the same priority (subject to permitted liens) as the assets subject to such disposition or involuntary disposition.

The Company agreed with CIT to subordinate its management fee receivable pursuant to management agreements established with the Company’s managed entities, which have stand-alone credit facilities with CIT Healthcare LLC, to the claims of CIT in the event one of these managed entities defaults under its credit facility. During 2009, these entities obtained stand-alone credit facilities from other lenders and, as of December 31, 2009, none of these entities had stand-alone credit facilities with CIT Healthcare LLC. As a result, as of December 31, 2009 and 2010, the Company’s management fee receivable related to these managed entities was not subject to the subordination agreement.

Liquidity Matters

The Company’s board of directors authorized an additional prepayment of $5.0 million of the Company’s term loan debt under the Amended Credit Agreement in January 2010. The prepayment was made on January 11, 2010. The $5.0 million voluntary prepayment, in addition to regularly scheduled principal payments in the aggregate amount of $14.5 million during 2010, brought the balance of the Company’s term loan to approximately $112.3 million at December 31, 2010.

The Credit Facility requires the Company to prepay an aggregate principal amount of the loan in an amount equal to 75% of its Excess Cash Flow, as defined, for each fiscal year. Excess Cash Flow is calculated based on the Company’s consolidated net income plus decreases or minus increases in net working capital plus non-cash depreciation and amortization and other non-cash charges, minus capital expenditures, certain transaction fees and expenses related to the Company’s acquisition of LogistiCare and the negotiation of the Credit Facility and the Notes, principal amortization with respect to capital leases, all regularly scheduled principal payments and voluntary principal prepayments under the Credit Facility and earn out payments related to completed acquisitions permitted by the lender as more fully described in the Amended Credit Agreement. For 2009, the Company prepaid an aggregate principal amount of approximately $4.1 million representing 75% of its Excess Cash Flow. Due to the refinancing of the Company’s debt subsequent to December 31, 2010, the Excess Cash Flow calculation for 2010 was not performed. Additional information regarding the Company’s long-term debt refinancing is included in note 24 below.

14.     Interest Rate Swap

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

Upon the expiration of the interest rate swap discussed above, the Company entered into a new interest rate swap to convert its floating rate long-term debt to fixed rate debt effective March 11, 2010. The purpose of this instrument is to hedge the variability of the Company’s future earnings and cash flows caused by movements in interest rates applied to its floating rate long-term debt. The Company holds this derivative only for the purpose of hedging such risks, not for speculation. The Company entered into the interest rate swap with a notional amount of $63.4 million that matured on December 13, 2010. Under the swap agreement, the Company received interest equivalent to one-month LIBOR and payed a fixed rate of interest of .58% with settlement occurring monthly. The Company had designated the interest rate swap as a cash flow hedge under ASC 815. Additionally, the swap’s effectiveness was evaluated monthly and effective gains and losses were accumulated in other comprehensive loss until the hedged interest expense was accrued.

The fair value amounts in the consolidated balance sheet at December 31, 2009 and 2010, related to the Company’s interest rate swap were as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value of Swap Liability
		December 31, 2009	December 31, 2010
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Interest rate swap	$372,408	$—

Total derivatives designated as hedging instruments under ASC 815		$372,408	$—

Total derivatives		$372,408	$—

The derivative gains and losses in the consolidated statements of operations for the years ended December 31, 2009 and 2010, related to the Company’s interest rate swap were as follows:

Derivatives in ASC 815 cash flow hedging relationship	Pretax loss recognized in Other Comprehensive Income on effective portion of derivative	Pretax loss on effective portion of derivative reclassified from Accumulated Other Comprehensive Loss into Income		Ineffective portion of gain (loss) on derivative recognized in Income
	Amount	Location	Amount	Location	Amount
Interest rate contract for the year ended:
December 31, 2009	$(246,256)	Interest expense	$(1,610,306)	Interest expense	$(177,848)

December 31, 2010	$(148,679)	Interest expense	$(428,962)	Interest expense	$1,337

Derivatives not designated as hedging instruments under ASC 815				Location of amounts recognized in income on derivative	Amount of loss recognized in income on derivative
Interest rate contract for the year ended:
December 31, 2009				Interest expense	$(132,029)

December 31, 2010				Interest expense	$—

Additional information regarding the Company’s interest rate swap is included in notes 4 and 8 above.

15.     Business Segments

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

The actual operating contribution margins of the operating entities that comprise Social Services ranged from approximately 1.3% to 12.3% for the year ended December 31, 2010. The Company believes that the long term operating contribution margins of the operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, the Company cross sells its services within markets, and standardizes its operating model among entities including acquisitions.

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

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2008, 2009 and 2010. In addition, none of the segments have significant non-cash items other than depreciation, amortization and asset impairment charges in reported income.

	For the year ended December 31, 2008
	Social Services(c)(d)	NET Services(e)	Corporate(a)(b)	Consolidated Total
Revenues	$310,529,499	$381,106,735	$34,036	$691,670,270

Depreciation and amortization	$5,534,242	$7,187,252	$—	$12,721,494

Operating income (loss)	$(50,975,738)	$(98,374,986)	$34,036	$(149,316,688)

Net interest expense (income)	$(506,992)	$19,106,519	$—	$18,599,527

Total assets	$153,891,688	$204,847,944	$6,923,601	$365,663,233

Capital expenditures	$1,470,170	$2,487,557	$706,280	$4,664,007

	For the year ended December 31, 2009
	Social Services(c)	NET Services	Corporate(a)(b)	Consolidated Total
Revenues	$340,737,952	$460,275,314	$—	$801,013,266

Depreciation and amortization	$6,443,423	$6,408,684	$—	$12,852,107

Operating income	$24,219,690	$29,505,372	$—	$53,725,062

Net interest expense (income)	$(178,110)	$20,610,507	$—	$20,432,397

Total assets	$148,459,757	$219,928,437	$14,718,472	$383,106,666

Capital expenditures	$1,606,453	$1,621,783	$471,149	$3,699,385

	For the year ended December 31, 2010
	Social Services(c)	NET Services	Corporate(a)(b)	Consolidated Total
Revenues	$341,920,631	$537,776,026	$—	$879,696,657

Depreciation and amortization	$6,193,718	$6,458,309	$—	$12,652,027

Operating income	$10,121,320	$47,182,031	$—	$57,303,351

Net interest expense (income)	$(190,540)	$16,202,388	$—	$16,011,848

Total assets	$148,305,013	$204,085,367	$34,543,115	$386,933,495

Capital expenditures	$1,734,495	$2,968,148	$5,563,301	$10,265,944

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.

(b)	Corporate assets as of December 31, 2009 and 2010 include cash totaling approximately $12.2 million and $27.0 million, property and equipment totaling approximately $1.3 million and $6.2 million, prepaid expenses of approximately $768,000 and $921,000, and other assets of approximately $403,000 and $450,000, respectively.
(c)	Excludes intersegment revenues of approximately $182,000 for the years ended December 31, 2008 and 2009, and $671,000 for the year ended Decmeber 31, 2010, that have been eliminated in consolidation.
(d)	Includes a non cash impairment charge to goodwill and certain intangible assets of approximately $60.7 million and $2.2 million, respectively.
(e)	Includes a non cash impairment charge to goodwill and certain intangible assets of approximately $96.0 million and $11.0 million, respectively.

The following table details the Company’s revenues, net income (loss) and long-lived assets by geographic location.

	For the year ended December 31, 2008
	United States(a)(b)	Canada(a)(b)	Consolidated Total
Revenue	$663,712,020	$27,958,250	$691,670,270

Net loss	$(149,039,617)	$(6,565,056)	$(155,604,673)

Long-lived assets	$199,787,519	$6,522,002	$206,309,521

	For the year ended December 31, 2009
	United States(b)	Canada(b)	Consolidated Total
Revenue	$778,504,781	$22,508,485	$801,013,266

Net income	$20,572,881	$552,726	$21,125,607

Long-lived assets	$191,782,887	$7,019,591	$198,802,478

	For the year ended December 31, 2010
	United States(b)	Canada(b)	Consolidated Total
Revenue	$857,507,678	$22,188,979	$879,696,657

Net income	$23,321,638	$305,005	$23,626,643

Long-lived assets	$189,961,245	$6,665,068	$196,626,313

(a)	Includes a non-cash impairment charge of $163.6 million related to our domestic operations and $6.3 million related to our Canadian operations, respectively.
(b)	The Social Services and NET Services operating segments, on an aggregate basis, derived approximately 14.2%, 14.2% and 12.8% of the Company’s consolidated revenue from one payer for the years ended December 31, 2008, 2009 and 2010, respectively.

16.     Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the year ended December 31, 2010, the Company granted a total of 437,711 ten-year options under the 2006 Long-Term Incentive Plan (“2006 Plan”) to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to non-employee directors of its board of directors, executive officers and certain key employees. The option exercise price for all options granted ranged from $15.73 to $17.35 and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the options granted during the year ended December 31, 2010 totaled $12.23 per share.

The Company granted a total of 74,101 shares of restricted stock to non-employee directors of its board of directors and executive officers during the year ended December 31, 2010. The awards vests in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of these awards totaled $16.88 per share.

During the year ended December 31, 2010, the Company issued 56,331 shares of its common stock in connection with the exercise of employee stock options under the 2006 Plan. In addition, during the year ended December 31, 2010, the Company issued 1,429 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan (“1997 Plan”). The Company also issued 666 shares of its common stock to a non-employee director upon the vesting of certain restricted stock awards granted in 2009 under the Company’s 2006 Plan.

At December 31, 2009 and 2010, there were 13,521,959 and 13,580,385 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2009 and 2010) and no shares of preferred stock outstanding.

The following table reflects the total number of shares of the Company’s common stock reserved for future issuance as of December 31, 2010:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	1,767,068
Exchangeable shares issued in connection with the acquisition of WCG that are exchangeable into shares of the Company’s common stock	261,694
Convertible senior subordinated notes	2,224,320

Total shares of common stock reserved for future issuance	4,253,082

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

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of December 31, 2010:

	Number of shares of the Company’s common stock authorized for issuance		Number of shares of the Company’s common stock remaining available for future grants	Number of shares of the Company’s common stock subject to
				Options	Stock Grants
1997 Plan	428,572		—	8,176	—
2003 Plan	1,400,000		—	701,366	—
2006 Plan	2,900,000	(1)	644,183	982,091	75,435

Total	4,728,572		644,183	1,691,633	75,435

(1)	On May 20, 2010, the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2006 Plan by 1,100,000 shares from 1,800,000 shares to 2,900,000 shares.

The Company chose to follow the short-cut method prescribed by ASC 718 to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 (“APIC pool”). There was no effect on the Company’s financial results for 2008, 2009 or 2010 related to the application of the short-cut method to determine its APIC pool balance.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010 as all of the outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 31, 2005 (the date of acceleration of all of the then outstanding unvested stock options) for the year ended December 31, 2008 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC 718, and amounted to approximately $6.3 million (net of tax of $2.5 million). On December 30, 2008, the Compensation Committee of the Board approved, effective as of that date, the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock awarded subsequent to December 31, 2005 to eligible employees, directors and consultants, including stock options and restricted stock granted to executive officers and non-employee directors, under the 2006 Plan; provided the equity holder was actively an employee, director or consultant of the Company on December 30, 2008. All other terms of the stock options and restricted stock remained the same. Stock-based compensation expense charged against income for stock options and stock grants awarded subsequent to December 30, 2008 for the years ended December 31, 2009 and 2010 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC 718 and totaled approximately $291,000 (net of tax of approximately $11,000) and $1.5 million (net of tax of approximately $156,000), respectively. ASC 718 requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the years ended December 31, 2008, 2009 and 2010, the amount of excess tax benefits resulting from the exercise of stock options was approximately $185,000, $140,000 and $66,000, respectively. For the years ended

December 31, 2008, 2009 and 2010, the Company had tax shortfalls resulting from the exercise of stock options of approximately $1.5 million, $45,000 and $176,000, respectively. The excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for the years ended December 31, 2008, 2009 and 2010 in the accompanying consolidated statements of cash flows.

Prior to the acceleration of vesting in December 2008, stock-based compensation expense was amortized over the vesting period of three to four years with approximately 32% recorded as client services expense, and 68% as general and administrative expense in the Company’s consolidated statements of operations for the year ended December 31, 2008. For stock-based compensation awards granted subsequent to December 30, 2008, the associated expense is amortized over the vesting period of three years with approximately 55% and 16% recorded as client services expense, 36% and 38% as cost of non-emergency transportation services and 9% and 46% as general and administrative expense in the Company’s consolidated statements of operations for the years ended December 31, 2009 and 2010, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2010:

	Year ended December 31, 2010
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	1,428,876	$20.84
Granted	437,711	16.50
Exercised	(57,760)	8.16
Forfeited or expired	(117,194)	23.20

Outstanding at end of period	1,691,633	$19.99	6.6	$1,941,414

Vested or expected to vest at end of period	1,662,288	$20.07	6.5	$1,898,752

Exercisable at end of period	1,164,259	$22.02	5.4	$1,384,256

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2008, 2009 and 2010 were as follows:

	Year ended December 31,
	2008	2009	2010
Weighted-average grant date fair value	$6.85	$8.52	$12.23
Options exercised:
Total intrinsic value	$488,921	$460,471	$454,088
Cash received	$469,320	$149,667	$470,888

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock during the year ended December 31, 2010:

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2009	2,000	$13.07
Granted	74,101	$16.88
Vested	(666)	$13.07
Forfeited	—	$—

Non-vested at December 31, 2010	75,435	$16.82

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of December 31, 2010, there was approximately $5.7 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested was $10.0 million, $0 and $428,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

The fair value of each stock option awarded during the years ended December 31, 2008, 2009 and 2010 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Year ended December 31,
	2008	2009	2010
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	34.7%-89.3%	91.6%-95.7%	90.9%-91.2%
Risk-free interest rate	1.6%-3.5%	1.7%-2.7%	2.4%
Expected life of options (in years)	5-6	6	6

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and the expected stock price volatility were based on the Company’s historical data. Implied volatility was not considered due to the low volume of traded options on the Company’s common stock.

18.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

	Year ended December 31,
	2008	2009	2010
Numerator:
Net income (loss), basic	$(155,604,673)	$21,125,607	$23,626,643
Effect of Interest related to Convertible Debt	—	—	2,942,004

Net income (loss) available to common stockholders, diluted	$(155,604,673)	$21,125,607	$26,568,647
Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	12,531,869	13,130,092	13,194,226
Effect of dilutive securities:
Common stock options and restricted stock awards	—	81,301	91,550
Convertible Debt	—	—	1,678,740

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares assumed conversion	12,531,869	13,211,393	14,964,516

Basic earnings (loss) per share	$(12.42)	$1.61	$1.79

Diluted earnings (loss) per share	$(12.42)	$1.60	$1.78

All potentially dilutive securities were anti-dilutive for purposes of computing diluted earnings per share for the year ended December 31, 2008 as the Company recorded a net loss available to common stockholders for this period. For the years ended December 31, 2009 and 2010, employee stock options to purchase 11 and 1,620 shares, respectively, of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been anti-dilutive. The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the years ended December 31, 2008 and 2009 as it would have been antidilutive.

19.     Leases

Capital leases

The Company has various capital leases related to office equipment. The cost of equipment under capital leases is included in the accompanying consolidated balance sheet at December 31, 2009 and 2010 as property and equipment and was approximately $75,000. Accumulated amortization of the leased vehicles and equipment at December 31, 2009 and 2010 was approximately $13,000 and $29,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense in the consolidated statement of operations for the years ended December 31, 2008, 2009 and 2010. Capital lease obligations of approximately $65,000 and $51,000 as of December 31, 2009 and 2010, respectively, are included in “Accrued expenses” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

Operating leases

The Company leases many of its operating and office facilities for various terms under non-cancelable operating lease agreements. The leases expire in various years and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid as of December 31, 2009 and 2010 was approximately $334,000 and $521,000, respectively, and was included in “Accrued expenses” in the accompanying consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2010:

	Capital Leases	Operating Leases
2011	$22,789	$14,058,806
2012	20,481	9,685,721
2013	15,376	7,207,838
2014	7,068	4,630,257
2015	—	2,854,570
Thereafter	—	4,299,454

Total future minimum lease payments	65,714	$42,736,646

Less: amount representing interest	14,343

Present value of net minimum lease payments (including current portion of $15,476)	$51,371

Rent expense related to operating leases was approximately $15.1 million, $16.8 million and $18.7 million, for the years ended December 31, 2008, 2009 and 2010, respectively.

20.    Retirement Plan

Social Services

The Company maintains qualified defined contribution plans under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”), for all employees of its Social Services operating segment as well as corporate personnel. The Company, at its discretion, may make a matching contribution to the plans. The Company’s contributions to the plans were approximately $375,000, $399,000 and $391,000, for the years ended December 31, 2008, 2009 and 2010, respectively.

On August 31, 2007, the Board adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for the Company’s eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. As of December 31, 2010, there were seven participants in the Deferred Compensation Plan.

NET Services

The Company maintains a qualified defined contribution plan under Section 401(k) of the IRC for all employees of its NET Services operating segment. Under this plan, the Company contributes an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, the Company may also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event will participant shares of the Company’s matching contribution exceed 1.25% of participants’ compensation for the plan year. For the years ended December 31, 2008, 2009 and 2010, the Company made contributions to this plan totaling approximately $107,000, $213,000 and $124,000, respectively.

The Company also maintains a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of its NET Services operating segment. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. As of December 31, 2010, there were 15 highly compensated employees who participated in this plan.

21.    Income Taxes

The federal and state income tax provision (benefit) is summarized as follows:

	Year ended December 31,
	2008	2009	2010
Federal:
Current	$287,101	$8,325,467	$13,487,468
Deferred	(10,274,362)	2,320,618	1,201,825

	(9,987,261)	10,646,085	14,689,293
State
Current	$2,199,934	$1,913,762	$2,569,947
Deferred	(4,092,234)	(274,230)	277,554

	(1,892,300)	1,639,532	2,847,501
Foreign
Current	$(245,018)	$(371,785)	$238,129
Deferred	(186,963)	253,226	(110,063)

	(431,981)	(118,559)	128,066
Total provision (benefit) for income taxes	$(12,311,542)	$12,167,058	$17,664,860

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2008	2009	2010
Federal statutory rates	35%	35%	35%

Federal income tax at statutory rates	$(58,790,996)	$11,652,434	$14,452,026
Goodwill impairment	46,634,045	—	—
Change in valuation allowance	54,165	95,501	347,775
State income taxes, net of federal benefit	(1,229,995)	635,692	1,850,876
Difference between federal statutory and foreign tax rate	29,340	(33,533)	(35,607)
Stock option expense	837,047	96,380	394,606
Meals and entertainment	95,619	92,587	76,413
Other	59,233	(372,003)	578,771

Provision (benefit) for income taxes	$(12,311,542)	$12,167,058	$17,664,860

Effective income tax rate	7%	37%	43%

The Company’s effective income tax rate for 2008 was significantly lower than 2009 and 2010. For 2008, approximately $133.2 million of the total goodwill impairment charge of approximately $156.7 million was not deductible for income tax purposes as the goodwill was related to the Company’s acquisition of the equity interest in several businesses. As a result, the Company’s effective income tax rate for 2008 decreased.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2010
Deferred tax assets:
Net operating loss carryforwards	$1,579,000	$1,337,000
Accounts receivable allowance	1,520,000	387,000
Property and equipment depreciation	292,000	418,000
Accrued items and prepaids	2,537,000	2,216,000
Nonqualified stock options	993,000	882,000
Interest rate swap	145,000	—
Deferred Rent	132,000	549,000
Deferred Financing Costs	—	469,000
Other	94,000	287,000

	7,292,000	6,545,000
Deferred tax liabilities:
Prepaids	876,000	1,386,000
Property and equipment depreciation	1,602,000	2,910,000
Goodwill and intangibles amortization	12,138,000	11,021,000
Other	340,000	308,000

	14,956,000	15,625,000

Net deferred tax liabilities	(7,664,000)	(9,080,000)
Less valuation allowance	(518,000)	(866,000)

Net deferred tax liabilities	$(8,182,000)	$(9,946,000)

Current deferred tax assets, net of $340,000 and $463,000 valuation allowance for 2009 and 2010, respectively	$3,558,000	$1,634,000
Noncurrent deferred tax liabilities, net of $178,000 and $403,000 valuation allowance for 2009 and 2010, respectively	(11,740,000)	(11,580,000)

	$(8,182,000)	$(9,946,000)

At December 31, 2010, the Company had approximately $192,000 of federal net operating loss carryforwards which expire in years 2017 through 2025 and $28.7 million of state net operating loss carryforwards which expire as follows:

2012	$1,055,266
2013	501,952
2014	239,141
2015	272,449
Thereafter	26,650,707

$28,719,515

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

The net change in the total valuation allowance for the year ended December 31, 2010 was $348,000. The valuation allowance includes $17.4 million of state net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2008, 2009 and 2010 in the amount of $185,000, $140,000 and $66,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income (loss).

The Company recognized a tax shortfall related to stock option plans for the years ended December 31, 2008, 2009 and 2010 in the amount of $1.5 million, $45,000 and $242,000, respectively. This was recorded as a reduction of deferred tax assets and a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income (loss).

The Company expects approximately $153,000 of the unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2008, 2009 and 2010, the Company recognized approximately $0, $7,000 and ($2,000), respectively, in interest and penalties. The Company had approximately $7,000 and $5,000 for the payment of penalties and interest accrued as of December 31, 2009 and 2010. A reconciliation of the liability for unrecognized income tax benefit is as follows:

	December 31,
	2008	2009	2010
Unrecognized tax benefits, beginning of year	$—	$169,000	$119,000
Increase (decrease) related to prior year positions	169,000	(44,000)	54,000
Increase related to current year tax positions	—	—	—
Settlements	—	(6,000)	—

Unrecognized tax benefits, end of year	$169,000	$119,000	$173,000

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $11,000 as of December 31, 2010.

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States, four years for Canada, and between eighteen months and four years for states. The Company is subject to the following material taxing jurisdictions: United States, Canada, California, Philadelphia and Virginia. The tax years that remain open for examination by the United States, Philadelphia and Virginia jurisdictions are years ended December 31, 2007, 2008, 2009 and 2010; the California filings that remain open to examination are years ended December 31, 2006, 2007, 2008, 2009 and 2010.

Residual United States income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiary. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes payable to Canada less an adjustment for foreign tax credits. As of December 31, 2010 there were no undistributed earnings in the foreign subsidiary as it had cumulative losses.

22.    Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $457,000 and $655,000 at December 31, 2009 and 2010, respectively.

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

23.    Transactions with Related Parties

Mr. Geringer, one of the Company’s directors, resigned from his position as a member of the Board on April 10, 2008. Prior to his resignation the following transaction was deemed to be a related party transaction. Mr. Geringer is a holder of capital stock and the non-executive chairman of the board of Qualifacts Systems, Inc. (“Qualifacts”). Qualifacts is a specialized healthcare information technology provider that entered into a software license, maintenance and servicing agreement with the Company. This agreement became effective on March 1, 2002 and was to continue for five years. Effective January 10, 2006, a new software license, maintenance and servicing agreement between the Company and Qualifacts was signed and continues for five years. This agreement replaces the agreement which began on March 1, 2002 and may be terminated by either party without cause upon 90 days written notice and for cause immediately upon written notice. The new agreement grants the Company access to additional software functionality and licenses for additional sites. Qualifacts provided the Company services and the Company incurred expenses in the amount of approximately $245,000 for the year ended December 31, 2008 under the agreement.

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $509,000, $292,000 and $270,000 for the years ended December 31, 2008, 2009 and 2010, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2009 and 2010 were approximately $281,000 and $237,000, respectively.

The Company is using a twin propeller KingAir airplane operated by Las Montanas Aviation, LLC for approved business travel purposes on an as needed basis subject to a joint operating agreement and regulated by Federal Aviation Administration Code of Federal Regulations 91:501. Las Montanas Aviation, LLC is owned by Mr. McCusker. The Company currently pays a flat fee of $9,000 per month plus incidental costs such as fuel and landing fees. For the years ended December 31, 2008, 2009 and 2010, the Company expensed amounts related to Las Montanas Aviation, LLC of approximately $76,000, $119,000 and $109,000, respectively, for use of the airplane for business travel purposes. The plane is available for use related to the Company’s business only when commercial flights are not practical.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease after the first 36 months of the lease term with a six month prior written notice. Certain members of Mr. Schwarz’s (the chief executive officer of LogistiCare) immediate family have partial ownership interest in McDowell. In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust. For 2009 and 2010, the Company expensed approximately $269,000 and $411,000, respectively, in lease payments to McDowell. Effective November 2009, the lease agreement was amended to provide additional office space resulting in increased rent expense for 2010 as compared to 2009. Future minimum lease payments due under the amended lease total approximately $1.6 million at December 31, 2010.

24.    Subsequent Events

On March 11, 2011, the Company completed the refinancing of its Credit Facility. December 31, 2010 pro forma borrowings consist of the following:

	Actual December 31, 2010	Pro forma December 31, 2010
		(Unaudited)
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	$70,000,000	$70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% through December 2012	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly through December 2013	112,303,772	—
$40,000,000 revolving loan, LIBOR plus 2.25% to 3.00% or Base Rate plus 1.25% to 2.00% through March 2016	—	—
$100,000,000 term loan, LIBOR plus 2.25% to 3.00% or Base Rate plus 1.25% to 2.00% with principal and interest payable quarterly through March 2016	—	100,000,000

	182,303,772	170,000,000
Less current portion	18,113,512	7,500,000

	$164,190,260	$162,500,000

Actual and pro forma annual maturities of long-term obligations as of December 31, 2010 are as follows:

Year	Actual Amount	Pro forma Amount
		(Unaudited)
2011	$18,113,512	$7,500,000
2012	21,736,214	10,000,000
2013	72,454,046	13,750,000
2014	70,000,000	85,000,000
2015	—	18,750,000
Thereafter	—	35,000,000

Total	$182,303,772	$170,000,000

The new credit agreement provides certain covenants including financial covenants. Additionally, the Company expects to incur fees of approximately $2.9 million to refinance its long-term debt. The Company is accounting for fees related to the refinancing of its Credit Facility, as well as unamortized deferred financing fees related to the Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company is evaluating the accounting for financing fees on a lender by lender basis. Of the total amount of deferred financing fees related to the Credit Facility as of March 11, 2011, the Company expects approximately $1.2 million will continue to be deferred and amortized and approximately $2.4 million is anticipated to be expensed in the quarter ending March 31, 2011. Of the $2.9 million of fees expected to be incurred to refinance the long-term debt, approximately $2.5 million will be deferred and amortized and approximately $400,000 is anticipated to be expensed in the quarter ending March 31, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2010.

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

On March 11, 2011, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, and other lenders party thereto with Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers. Information required by this Item regarding the aforesaid transaction is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading entitled Liquidity and capital resources—Liquidity matters and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated by reference from our 2011 Proxy Statement including, but not necessarily limited to, the sections “Proposal 1—Election of Directors” and “Corporate Governance”.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controller and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Ann Mullen, Ethics Program Manager, at The Providence Service Corporation, 64 East Broadway Blvd., Tucson, AZ, 85701.

Item 11.	Executive Compensation.

Information required by this Item is incorporated by reference from our 2011 Proxy Statement including, but necessarily limited to, the sections “Corporate Governance” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated by reference from our 2011 Proxy Statement including, but not necessarily limited to, the sections “Voting Securities of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2010 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	1,691,633	$19.99	644,183
Equity compensation plans not approved by security holders	—	—	—

Total	1,691,633	$19.99	644,183

(1)	Columns (a) and (b) include 1,691,633 shares issuable upon exercise of outstanding stock options.
(2)	The number of shares shown in column (c) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended. No additional stock options or other stock-based awards may be granted under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from our 2011 Proxy Statement including, but not necessarily limited to, the section “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference from our 2011 Proxy Statement including, but not necessarily limited to, the section “Independent Public Accountants”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2009 and 2010;

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010;

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) at December 31, 2008, 2009 and 2010; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,901,391	$4,304,284	$3,471,668	(1)	$5,425,112	(3)	$5,252,231
Deferred tax valuation allowance	517,830	347,775	—		—		865,605

Year Ended December 31, 2009:
Allowance for doubtful accounts	$3,433,689	$3,827,626	$3,615,325	(1)	$7,975,249	(3)	$2,901,391
Deferred tax valuation allowance	422,428	95,402	—		—		517,830

Year Ended December 31, 2008:
Allowance for doubtful accounts	$2,615,681	$3,768,117	$1,635,782	(2)	$4,585,891	(3)	$3,433,689
Deferred tax valuation allowance	368,263	54,165	—		—		422,428

Notes:

(1)	Amounts primarily include the allowance for contractual adjustments related to our non-emergency transportation services operating segment that are recorded as adjustments to non-emergency transportation services revenue as well as certain reclassifications within the “Accounts Receivable-billed” line item of the consolidated balance sheets made to conform with the current period presentation of the allowance for doubtful accounts in this schedule related to our correctional services business.
(2)	Amount primarily represents the allowance for contractual adjustments related to our non-emergency transportation management services operating segment that are recorded as adjustments to non-emergency transportation services revenue.
(3)	Write-offs, net of recoveries

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1(1)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2(2)	Asset Purchase Agreement dated as of October 5, 2007 by and among Children’s Behavioral Health, Inc., Family & Children’s Services, Inc. and Mary L. White, as shareholder. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(3)	Agreement and Plan of Merger, dated as of November 6, 2007, by and among The Providence Service Corporation, Charter LCI Corporation, CLCI Agent, LLC, as Stockholders’ Representative, and PRSC Acquisition Corporation, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1(4)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 10, 2008.

3.2(5)	Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010.

4.1(6)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(7)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(8)	Preferred Stock Rights Agreement, dated as of December 9, 2008, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

4.4(9)	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of October 9, 2009, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(10)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(11)	2003 Stock Option Plan, as amended.

+10.3(12)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(13)	Providence Service Corporation Deferred Compensation Plan.

+10.5	Amended and Restated Providence Service Corporation Deferred Compensation Plan.

10.6(6)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.7(14)	Credit and Guaranty Agreement, dated as of December 7, 2007, by and among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. and SunTrust Bank, ING Capital LLC and Royal Bank of Canada, the other lenders party thereto and CIT Capital Securities LLC, as sole lead arranger and bookrunner.

10.8(15)	Amendment No. 1 dated as of March 11, 2009 to the Credit and Guarantee Agreement among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. SunTrust Bank, ING Capital LLC and Royal Bank of Canada.

10.9	Credit Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including certain domestic subsidiaries), Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, the other lenders party thereto, Merrill Lynch, Pierce, Fenner, & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers.

10.10	Pledge Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

10.11	Security Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

+10.12(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.13(4)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.14(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

+10.15(4)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

+10.16(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

+10.17(4)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

+10.18(16)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

+10.19(4)	Amendment No. 1 dated March 13, 2009 to the Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

+10.20(5)	Employment Agreement of Herman Schwarz dated as of November 6, 2007.

+10.21(5)	Amendment No. 1 dated January 1, 2009 to the Employment Agreement of Herman Schwarz dated as of November 6, 2007.

+10.22(5)	Amendment No. 2 dated May 19, 2009 to the Employment Agreement of Herman Schwarz dated as of November 6, 2007.

+10.23(17)	Form of Restricted Stock Agreements, as amended.

+10.24(18)	Form of Stock Option Agreements.

12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.
(4)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009.
(5)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.
(7)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(8)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008.
(9)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009.
(10)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(11)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(12)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 25, 2008.
(13)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.
(14)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 5, 2010.
(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009.
(16)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.
(17)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
(18)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer

Dated: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLETCHER JAY McCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)	March 11, 2011

/s/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ TERENCE J. CRYAN Terence J. Cryan	Director	March 11, 2011

/s/ HUNTER HURST, III Hunter Hurst, III	Director	March 11, 2011

/s/ RICHARD A. KERLEY Richard A. Kerley	Director	March 11, 2011

/s/ KRISTI L. MEINTS Kristi L. Meints	Director	March 11, 2011

/s/ WARREN S. RUSTAND Warren Rustand	Director	March 11, 2011

/s/ RICHARD SINGLETON Richard Singleton	Director	March 11, 2011