Form 10-Q
period 2011-03-31
PROVIDENCE SERVICE CORP
filed 2011-05-06
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 3, 2011, there were outstanding 12,962,044 shares (excluding treasury shares of 619,768) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2010	March 31, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,260,661	$57,617,091
Accounts receivable, net of allowance of $5.3 million in 2010 and 2011	76,111,608	82,549,485
Management fee receivable	5,839,735	5,957,587
Other receivables	3,929,866	3,487,769
Restricted cash	7,314,535	7,354,147
Prepaid expenses and other	15,478,221	13,949,597
Deferred tax assets	1,633,644	2,144,319

Total current assets	171,568,270	173,059,995
Property and equipment, net	16,401,107	16,906,504
Goodwill	113,783,389	113,849,797
Intangible assets, net	66,441,817	64,615,233
Restricted cash, less current portion	9,079,563	9,080,174
Other assets	9,659,349	9,382,241

Total assets	$386,933,495	$386,893,944

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$18,113,512	$16,626,000
Accounts payable	2,887,837	3,164,512
Accrued expenses	33,551,129	35,468,263
Accrued transportation costs	41,868,694	48,222,447
Deferred revenue	5,373,742	4,752,975
Reinsurance liability reserve	11,898,200	9,745,438

Total current liabilities	113,693,114	117,979,635

Long-term obligations, less current portion	164,190,260	153,374,000
Other long-term liabilities	8,721,610	10,046,763
Deferred tax liabilities	11,579,849	11,295,543

Total liabilities	298,184,833	292,695,941
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,580,385 and 13,580,813 issued and outstanding (including treasury shares)	13,580	13,581
Additional paid-in capital	172,540,912	173,160,160
Retained deficit	(78,501,586)	(74,032,325)
Accumulated other comprehensive loss, net of tax	(880,814)	(519,983)
Treasury shares, at cost, 619,768 shares	(11,383,967)	(11,383,967)

Total Providence stockholders’ equity	81,788,125	87,237,466
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	88,748,662	94,198,003

Total liabilities and stockholders’ equity	$386,933,495	$386,893,944

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
	2010	2011
Revenues:
Home and community based services	$76,465,480	$77,244,287
Foster care services	8,735,268	8,251,253
Management fees	3,294,945	3,344,940
Non-emergency transportation services	132,463,701	138,965,856

	220,959,394	227,806,336
Operating expenses:
Client service expense	73,644,411	72,813,914
Cost of non-emergency transportation services	113,487,655	126,108,419
General and administrative expense	10,787,851	11,923,781
Depreciation and amortization	3,126,698	3,249,078

Total operating expenses	201,046,615	214,095,192

Operating income	19,912,779	13,711,144

Other (income) expense:
Interest expense	4,374,393	3,731,831
Loss on extinguishment of debt	—	2,463,482
Interest income	(71,351)	(59,363)

Income before income taxes	15,609,737	7,575,194
Provision for income taxes	6,502,641	3,105,933

Net income	$9,107,096	$4,469,261

Earnings per common share:
Basic	$0.69	$0.34

Diluted	$0.66	$0.34

Weighted-average number of common shares outstanding:
Basic	13,166,784	13,222,566
Diluted	14,936,288	13,320,443

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2010	2011
Operating activities
Net income	$9,107,096	$4,469,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,202,280	1,321,219
Amortization	1,924,418	1,927,859
Amortization of deferred financing costs	628,787	479,363
Loss on extinguishment of debt	—	2,463,482
Provision for doubtful accounts	1,929,599	835,797
Deferred income taxes	(502,709)	(1,019,333)
Stock based compensation	118,853	690,231
Excess tax benefit upon exercise of stock options	(18,382)	(1,959)
Other	(145,937)	380,194
Changes in operating assets and liabilities:
Accounts receivable	(9,753,990)	(7,108,867)
Management fee receivable	29,691	(117,851)
Other receivables	388,388	442,119
Restricted cash	(305,008)	(401,901)
Prepaid expenses and other	385,397	1,214,910
Reinsurance liability reserve	(892,119)	(782,901)
Accounts payable and accrued expenses	5,470,317	2,130,673
Accrued transportation costs	6,253,853	6,353,753
Deferred revenue	(394,387)	(623,142)
Other long-term liabilities	(28,099)	9,170

Net cash provided by operating activities	15,398,048	12,662,077
Investing activities
Purchase of property and equipment, net	(2,523,555)	(1,818,405)
Restricted cash for contract performance	(47,362)	361,680
Purchase of short-term investments, net	(30,906)	(28,755)

Net cash used in investing activities	(2,601,823)	(1,485,480)
Financing activities
Proceeds from common stock issued pursuant to stock option exercise	69,409	2,004
Excess tax benefit upon exercise of stock options	18,382	1,959
Proceeds from long-term debt	—	100,000,000
Repayment of long-term debt	(8,622,702)	(112,303,771)
Debt financing costs	—	(2,606,371)
Capital lease payments	(3,124)	(3,668)

Net cash used in financing activities	(8,538,035)	(14,909,847)

Effect of exchange rate changes on cash	95,152	89,680

Net change in cash	4,353,342	(3,643,570)
Cash at beginning of period	51,157,429	61,260,661

Cash at end of period	$55,510,771	$57,617,091

Supplemental cash flow information:
Cash paid for interest	$2,900,451	$1,822,892

Cash paid for income taxes	$4,469,748	$4,158,817

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

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

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts have been reclassified in prior periods in order to conform with the current period presentation with no affect on net income or stockholders’ equity.

2. Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of March 31, 2011, the Company operated in 42 states, and the District of Columbia, United States, and British Columbia, Canada.

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

The NET Services operating segment provides non-emergency transportation management services to Medicaid and MediCare beneficiaries. The entities that pay for non-emergency medical transportation services primarily include state Medicaid programs, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency transportation services are delivered under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population.

3. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81% of the Company’s revenue for the three months ended March 31, 2010 and 2011. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the three months ended March 31, 2010 and 2011, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2010 and March 31, 2011, approximately $13.8 million, or 15.6%, and $14.1 million, or 15.0%, of the Company’s net assets, respectively, were located in Canada. In addition, approximately $5.5 million, or 2.5%, and $5.5 million, or 2.4%, of the Company’s consolidated revenue for the three months ended March 31, 2010 and 2011, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future Canadian operations and, as a result, harm its overall business.

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

At December 31, 2010 and March 31, 2011, approximately $3.8 million and $3.4 million, respectively, of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $16.4 million of restricted cash at December 31, 2010 and March 31, 2011, as follows:

	December 31, 2010	March 31, 2011
Collateral for letters of credit - Contractual obligations	$243,000	$243,000
Contractual obligations	781,468	1,183,370

Subtotal restricted cash for contractual obligations	1,024,468	1,426,370

Collateral for letters of credit - Reinsured claims losses	4,808,921	4,808,921
Escrow - Reinsured claims losses	10,560,709	10,199,030

Subtotal restricted cash for reinsured claims losses	15,369,630	15,007,951

Total restricted cash	16,394,098	16,434,321

Less current portion	7,314,535	7,354,147

	$9,079,563	$9,080,174

Of the restricted cash amount at December 31, 2010 and March 31, 2011:

•

$243,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations at December 31, 2010 and March 31, 2011;

•

approximately $781,000 and $1.2 million was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business (“Correctional Services”) at December 31, 2010 and March 31, 2011, respectively;

•

approximately $4.8 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets at December 31, 2010 and March 31, 2011;

•

approximately $4.0 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program at December 31, 2010 and March 31, 2011; and

•	approximately $6.5 million and $6.2 million was restricted in relation to our auto liability program at December 31, 2010 and March 31, 2011, respectively.

At March 31, 2011, approximately $5.1 million, $4.0 million, $5.9 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. The remaining balance of approximately $1.2 million is also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Deferred Financing Costs

The Company capitalizes direct expenses incurred in connection with its borrowings or establishment of credit facilities and amortizes such expenses over the life of the respective borrowing or credit facility. The Company incurred approximately $2.2 million in deferred financing costs in connection with the credit facility it entered into in March 2011 (“Senior Credit Facility”). The Company also retains certain deferred financing costs of approximately $1.1 million related to its prior amended credit facility (“Old Credit Facility”), as certain lenders who participated in the Old Credit Facility also participate in the Company’s Senior Credit Facility. In addition, the Company incurred approximately $2.3 million in deferred financing costs in connection with its senior subordinated notes issued in November 2007. Deferred financing costs are amortized to interest expense on a straight-line basis or based upon the effective interest method over the life of the credit facilities. Deferred financing costs, net of amortization, totaling approximately $5.1 million and $4.4 million at December 31, 2010 and March 31, 2011, respectively, are included in “Other assets” in the accompanying consolidated balance sheets.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2010 and March 31, 2011.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying condensed consolidated balance sheets in the amount of approximately $7.0 million at December 31, 2010 and March 31, 2011.

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

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia regarding British Columbia’s actions to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately $13,000 CAD which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. During the second quarter of 2010, British Columbia filed a petition for leave to appeal the arbitration award. There is no financial statement impact related to these events included in our financial results for the three months ended March 31, 2011. The petition for leave to appeal was still pending at March 31, 2011.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants for the three months ended March 31, 2010 and 2011 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC Topic 718-Compensation-Stock Compensation and totaled approximately $115,000 (net of tax of $4,000) and $619,000 (net of tax of $71,000), respectively.

For the three months ended March 31, 2010 and 2011, the amount of excess tax benefits resulting from the exercise of stock options was approximately $18,000 and $2,000. These amounts are reflected as cash flows from financing activities for the three months ended March 31, 2010 and 2011 in the accompanying condensed consolidated statements of cash flows.

As of March 31, 2011, there was approximately $7.1 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 2.3 years.

5. Summary of Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation and income taxes.

6. New and Pending Accounting Pronouncements

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06-Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted ASU 2010-06 as of January 1, 2010 with respect to the provisions required to be adopted as of January 1, 2010, and adopted the remaining provisions as of January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28-Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 as of January 1, 2011. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 as of January 1, 2011. The adoption of ASU 2010-29 will only impact disclosures in the Company’s consolidated financial statements, and did not have an impact on the financial statements in the current period.

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

7. Other Receivables

At December 31, 2010 and March 31, 2011, insurance premiums of approximately $3.1 million and $2.4 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying condensed consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2010 were approximately $2.9 million, of which approximately $698,000 was classified as “Other receivables” and approximately $2.2 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at March 31, 2011 were approximately $3.1 million, of which approximately $495,000 was classified as “Other receivables” and approximately $2.6 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

8. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2010	March 31, 2011
Prepaid payroll	$2,411,556	$2,717,543
Prepaid insurance	3,365,500	1,360,379
Prepaid taxes	2,889,515	2,813,742
Prepaid rent	828,807	729,554
Provider advances	279,068	201,793
Prepaid maintenance agreements and copier leases	707,672	726,652
Prepaid bus tokens and passes	992,432	1,017,017
Prepaid commissions and brokerage fees	523,680	354,212
Interest receivable - certificates of deposit	1,009,888	1,038,644
Other	2,470,103	2,990,061

Total prepaid expenses and other	$15,478,221	$13,949,597

9. Long-Term Obligations

	December 31, 2010	March 31, 2011
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	70,000,000	70,000,000
$30,000,000 revolving loan, LIBOR plus 6.5% (effective rate of 6.77% at December 31, 2010) that was terminated in March 2011	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly that was terminated in March 2011	112,303,772	—
$40,000,000 revolving loan, LIBOR plus 2.75% (effective rate of 3.00% at March 31, 2011) through March 2016	—	—
$100,000,000 term loan, LIBOR plus 2.75% with principal and interest payable at least once every three months through March 2016	—	100,000,000

	182,303,772	170,000,000
Less current portion	18,113,512	16,626,000

	$164,190,260	$153,374,000

On March 11, 2011, the Company replaced the Old Credit Facility with the Senior Credit Facility and paid all amounts due under the Old Credit Facility with cash in the amount of $12.3 million and proceeds from the Senior Credit Facility as discussed in further detail below.

On March 11, 2011, the Company entered into a Credit Agreement, representing the Senior Credit Facility, with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto (“New Credit Agreement”).

The New Credit Agreement provides the Company with the Senior Credit Facility in aggregate principal amount of $140.0 million, comprised of a $100.0 million term loan facility and a $40.0 million revolving credit facility. There is an option to increase the amount of the term loan facility and/or the revolving credit facility by an aggregate amount of up to $85.0 million as described below. The Senior

Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On March 11, 2011, the Company borrowed the entire amount available under the term loan facility and used the proceeds thereof to repay amounts outstanding under the Old Credit Facility. Prospectively, the proceeds of the Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the 6.5% convertible senior subordinate notes (“Notes”); and (iv) other general corporate purposes.

Under the Senior Credit Facility the Company has an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) by an aggregate amount of up to $85.0 million with either additional commitments from lenders under the New Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Senior Credit Facility.

The Senior Credit Facility matures on March 11, 2016; provided, however that, if there are more than $25.0 million of the Company’s Notes outstanding on September 30, 2013, the Senior Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in full on November 15, 2013, unless the Company has provided the administrative agent with cash collateral on or before September 30, 2013 in an amount sufficient to repay the aggregate outstanding principal amount of the Notes. In the event that there are more than $25.0 million of the Company’s Notes outstanding on September 30, 2013, the maturity date will be automatically reinstated to March 11, 2016 if: (i) we reduce the principal amount of the Notes to an aggregate amount of no more than $25.0 million on a date prior to November 15, 2013, (ii) we have availability under the revolving credit facility plus unrestricted cash in an amount at least equal to the aggregate outstanding principal amount of the Notes on such date and (iii) there is no default or event of default under the Senior Credit Facility on such date. The Company may prepay the Senior Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of LIBOR loans. The unutilized portion of the commitments under the Senior Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

Interest on the outstanding principal amount of the loans accrues, at the Company’s election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the New Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on the Company’s consolidated leverage ratio.

The term loan facility is subject to quarterly amortization payments, commencing on June 30, 2011, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 10% in each of the first two years, 15% in each of the third and fourth years and the remaining balance in the fifth year. The Senior Credit Facility also requires the Company (subject to certain exceptions as set forth in the New Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant.

The Company’s obligations under the Senior Credit Facility are guaranteed by all of its present and future domestic subsidiaries, excluding certain domestic subsidiaries, which include its insurance captives and not-for-profit subsidiaries. The Company’s obligations under, and each guarantor’s obligations under its guaranty of the Senior Credit Facility are secured by a first priority lien on substantially all of its respective assets, including a pledge of 100% of the issued and outstanding stock of its domestic subsidiaries and 65% of the issued and outstanding stock of its first tier foreign subsidiaries. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Senior Credit Facility to be immediately due and payable. All amounts outstanding under the Senior Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $7.5 million.

Additionally, the Company incurred financing fees of approximately $2.6 million to refinance the Old Credit Facility and is accounting for such fees, as well as unamortized deferred financing fees related to the Old Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis. Of the total amount of unamortized deferred financing fees related to the Old Credit Facility as of March 11, 2011, approximately $1.1 million will continue to be deferred and amortized to interest expense and approximately $2.5 million was expensed in the quarter ended March 31, 2011 and is included in “Loss on extinguishment of debt” in the accompanying condensed consolidated statement of income. Of the $2.6 million of fees incurred related to the Senior Credit Facility, approximately $2.2 million will be deferred and amortized to interest expense and approximately $389,000 was expensed as interest expense in the quarter ended March 31, 2011.

In April 2011, the Company repurchased approximately $6.6 million of the Notes which is included in “Current portion of long-term obligations” in the accompanying condensed consolidated balance sheet at March 31, 2011.

The carrying amount of the long-term obligations approximated its fair value at December 31, 2010 and March 31, 2011. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

10. Business Segments

The Company’s operations are organized and reviewed by management along its services lines. The Company operates in two reportable segments as separate divisions and differentiates the segments based on the nature of the services they offer. The following describes each of the Company’s segments and its corporate services area.

Social Services. Social Services includes government sponsored social services consisting of home and community based services, foster care and not-for-profit management services. Through Social Services the Company provides services to a common customer group, principally individuals and families. All of the operating entities within Social Services follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. The Company manages the activities of Social Services by actual to budget comparisons within each operating entity rather than by comparison between entities. The Company’s budget related to Social Services is prepared on an entity-by-entity basis which represents the aggregation of individual location operating budgets within each Social Services entity and is comprised of:

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

NET Services. NET Services is comprised primarily of managing the delivery of non-emergency transportation services. The Company operates NET Services as a separate division of the Company with operational management and service offerings distinct from the Company’s Social Services operating segment. Financial and operating performance reporting is conducted at a contract level and reviewed weekly at both the operating entity level as well as the corporate level by the Company’s chief operating decision maker. Gross margin performance of individual contracts is consolidated under the associated operating entity and direct general and administrative expenses are allocated to the operating entity.

Corporate. Corporate includes corporate accounting and finance, information technology, business development, compliance, marketing, internal audit, employee training, legal and various other overhead costs, all of which are directly allocated to the operating segments.

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those of the consolidated Company. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including client service expense, cost of non-emergency transportation services, general and administrative expense and depreciation and amortization) but is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest expense, loss on extinguishment of debt and interest income. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. All intercompany transactions have been eliminated.

The following table sets forth certain financial information attributable to the Company’s business segments for the three months ended March 31, 2010 and 2011. In addition, none of the segments have significant non-cash items other than depreciation, amortization and loss on extinguishment of debt in reported income.

	For the three months ended March 31, 2010
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$88,495,693	$132,463,701	$—	$220,959,394

Depreciation and amortization	$1,516,520	$1,610,178	$—	$3,126,698

Operating income	$4,591,335	$15,321,444	$—	$19,912,779

Net interest expense (income)	$(52,726)	$4,355,768	$—	$4,303,042

Total assets	$150,197,184	$213,705,746	$29,739,530	$393,642,460

Capital expenditures	$679,577	$937,230	$906,748	$2,523,555

	For the three months ended March 31, 2011
	Social Services	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$88,840,480	$138,965,856	$—	$227,806,336

Depreciation and amortization	$1,641,277	$1,607,801	$—	$3,249,078

Operating income	$4,928,345	$8,782,799	$—	$13,711,144

Net interest expense (income)	$198,044	$3,474,424	$—	$3,672,468

Loss on extinguishment of debt	$1,857,029	$606,453	$—	$2,463,482

Total assets	$148,151,871	$204,775,097	$33,966,976	$386,893,944

Capital expenditures	$389,995	$401,970	$1,026,440	$1,818,405

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of March 31, 2010 and 2011 include cash totaling approximately $25.9 million and $25.3 million, prepaid expenses totaling approximately $956,000 and $847,000, property and equipment totaling approximately $2.1 million and $7.0 million, and other assets of approximately $760,000 and $835,000, respectively.

11. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the three months ended March 31, 2011, the Company granted options to purchase an aggregate of 100,500 shares of the Company’s common stock under its 2006 Plan at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to executive officers and certain key employees. The options vest in equal installments at various times over the next three years and have a term of ten years. The weighted-average fair value of the options granted during the three months ended March 31, 2011 totaled $10.75 per share.

The Company granted a total of 73,500 shares of restricted stock to its executive officers on March 14, 2011. These awards vest in three equal annual installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the restricted stock awards granted on March 14, 2011 totaled $14.72 per share.

At December 31, 2010 and March 31, 2011, there were 13,580,385 and 13,580,813 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2010 and March 31, 2011) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a gain of approximately $361,000 for the three months ended March 31, 2011.

The components of comprehensive income, net of taxes, for the three months ended March 31, 2010 and 2011 were as follows:

	Three months ended March 31,
	2010	2011
Net income	$9,107,096	$4,469,261
Other comprehensive income:
Change related to derivative, net of income tax (A)	128,881	—
Foreign currency translation adjustments	387,754	360,831

Total other comprehensive income	516,635	360,831

Total comprehensive income	$9,623,731	$4,830,092

(A)	For the three months ended March 31, 2010, the change in fair value of the interest rate swap was net of tax of approximately $58,000.

The following table reflects changes in common stock, additional paid-in capital and accumulated other comprehensive loss for the three months ended March 31, 2011:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss

	Shares	Amount
Balance at December 31, 2010	13,580,385	$13,580	$172,540,912	$(880,814)
Stock-based compensation	—	—	690,231	—
Exercise of employee stock options, including net tax shortfall of $72,988	428	1	(70,983)	—
Foreign currency translation adjustments	—	—	—	360,831

Balance at March 31, 2011	13,580,813	$13,581	$173,160,160	$(519,983)

12. Performance Restricted Stock Units

On March 14, 2011, the Company granted 122,144 performance restricted stock units (“PRSUs”) to its executive officers that may be settled in cash. The number of PRSUs eligible to be settled in cash will be based on the achievement of return on equity (determined by the quotient resulting from dividing the Company’s consolidated net income by its stockholders’ equity) (“ROE”), and will not be determinable until March 1, 2012 or soon thereafter, but in no event later than March 15, 2012 (“Settlement Date”) when the Compensation Committee of the Company’s Board of Directors will certify the ROE level achieved for 2011. The payout percentages for the ROE target levels are as follows:

•	50% of the PRSUs will be awarded if the Company achieves an ROE equal to or greater than 14%; and,

•	100% of the PRSUs will be awarded if the Company achieves an ROE equal to or greater than 18%.

If the Company’s actual ROE falls between the 14% and 18% levels, the payout amount will be determined by linear interpolation on the Settlement Date.

If the payout level is achieved, then the amount of the award will be determined by multiplying the number of PRSUs corresponding to the ROE level achieved by the fair market value (at closing market price) of the Company’s common stock on the Settlement Date. Payment of the award will be equally divided into three tranches corresponding to the required vesting period where the first tranche will be paid on the Settlement Date and the remaining tranches will be paid to vested participants on or between March 1 and March 15, 2013 and 2014, respectively. Vesting criteria for PRSU awards require employment with our company throughout 2011 as well as achievement of the performance goal, and employment up through each applicable service vesting date which will be December 31, 2011, 2012 and 2013 for each of the three respective tranches.

The Company applies a graded vesting expense methodology when accounting for the PRSUs and the fair value of the liability is remeasured at the end of each reporting period through the expected cash settlement. Compensation expense associated with the PRSUs is based upon the closing market price of the Company’s common stock on the measurement date and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the date results are determined and settled. Compensation expense of approximately $280,000 was recorded by the Company for the three months ended March 31, 2011 related to the PRSUs.

13. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2010	2011
Numerator:
Net income, basic	$9,107,096	$4,469,261
Effect of interest related to the convertible debt	735,501	—

Net income available to common stockholders, diluted	$9,842,597	$4,469,261

Denominator:
Denominator for basic earnings per share — weighted-average shares	13,166,784	13,222,566
Effect of dilutive securities:
Common stock options and restricted stock awards	90,764	97,877
Notes	1,678,740	—

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	14,936,288	13,320,443

Basic earnings per share	$0.69	$0.34

Diluted earnings per share	$0.66	$0.34

The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was included in the computation of diluted earnings per share for the three months ended March 31, 2010 as they have a dilutive effect. In addition, the effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three months ended March 31, 2011 as it would have been antidilutive. For the three months ended March 31, 2010 and 2011, employee stock options to purchase 830 and 1,133 shares of common stock, respectively, were not included in the computation of diluted earnings per shares as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

14. Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2010 and 2011 was 41.7% and 41.0%, respectively. For the three months ended March 31, 2010 and 2011, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes.

15. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $655,000 and $723,000 at December 31, 2010 and March 31, 2011, respectively.

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

16. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $71,000 and $61,000 for the three months ended March 31, 2010 and 2011, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2010 and March 31, 2011 were approximately $237,000 and $253,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease after the first 36 months of the lease term with a six month prior written notice. Certain members of Mr. Schwarz’s (the chief executive officer of a wholly-owned subsidiary) immediate family have partial ownership interest in McDowell. In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust. For the three months ended March 31, 2010 and 2011, the Company expensed approximately $106,000 and $99,000, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease total approximately $1.5 million at March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2010 and 2011 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2010. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q1 2011 and Q1 2010 mean the three months ended March 31, 2011 and three months ended March 31, 2010, respectively.

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

We completed our 2010-2011 contract renewal cycle with all but one of our social services contracts renewing. These contracts renewed with relatively stable rates overall and we anticipate increases in volume. In addition, all but one of our non-emergency transportation management services contracts renewed. The impact of loss of the contracts not renewed for the 2010-2011 contract cycle was partially offset by new contract wins in other markets, volume increases and better than expected historical performance aided by continued strong federal support for Medicaid and referral patterns that we believe favor our home and community based alternatives. In addition, with respect to the non-emergency transportation management services contract not renewed in 2010, we filed suit against the State of Missouri protesting the process under which this contract was rebid. On April 19, 2011, we entered into a settlement agreement with the State of Missouri whereby we have the right to obtain a rebid of the non-emergency transportation management services contract noted above if the rates paid by Missouri to the contractor under such contract exceed the rates set forth in the settlement agreement. In conjunction with the settlement, the lawsuit was dismissed.

While we believe we are positioned to potentially benefit from recent trends that favor our in-home provision of social services, we believe our business model allows us to make adjustments to help mitigate in part state budget pressures and system reforms that could challenge our overall profit margins.

As of March 31, 2011, we provided social services directly to nearly 60,000 clients, and had approximately 9.6 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from over 300 locations in 42 states, the District of Columbia and British Columbia.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility, which provides funding for general corporate purposes and acquisitions. We remain focused on reducing our debt and in March 2011 we replaced our then existing credit facility with a new credit agreement as discussed in further detail below under the heading entitled Liquidity and capital resources—Obligations and commitments. Additionally, subsequent to March 31, 2011, we repurchased approximately $6.6 million principal amount of our convertible senior subordinated notes with cash.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require our most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for certain reinsurance and self-funded insurance programs, stock-based compensation, foreign currency translation and income taxes.

As of March 31, 2011, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of March 31, 2011.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2010.

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

Social Services

Social Services includes government sponsored social services consisting of home and community based services, foster care and not-for-profit management services. Our operating entities within Social Services provide services to a common customer group, principally individuals and families. All of our operating entities within Social Services follow similar operating procedures and methods in managing their operations and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. We manage our operating activities within Social Services by actual to budget comparisons within each operating entity rather than by comparison between entities.

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

NET Services

NET Services is primarily comprised of managing the delivery of non-emergency transportation services. We operate NET Services as a separate division with operational management and service offerings distinct from our Social Services operating segment. Financial and operating performance reporting is conducted at a contract level and reviewed weekly at both the operating entity level as well as the corporate level by our chief operating decision maker. Gross margin performance of individual contracts is consolidated under the associated operating entity and direct general and administrative expenses are allocated to the operating entity.

Consolidated Results

The following table sets forth the percentage of consolidated total revenues represented by items in our condensed consolidated statements of income for the periods presented:

	Three months ended March 31,
	2010	2011
Revenues:
Home and community based services	34.6%	33.9%
Foster care services	3.9	3.6
Management fees	1.5	1.5
Non-emergency transportation services	60.0	61.0

Total revenues	100.0	100.0

Operating expenses:
Client service expense	33.3	32.0
Cost of non-emergency transportation services	51.4	55.4
General and administrative expense	4.9	5.2
Depreciation and amortization	1.4	1.4

Total operating expenses	91.0	94.0

Operating income	9.0	6.0

Non-operating expense (income):
Interest expense (income), net	1.9	1.6
Loss on extinguishment of debt	—	1.1

Income before income taxes	7.1	3.3
Provision for income taxes	3.0	1.3

Net income	4.1%	2.0%

Overview of our results of operations for Q1 2011

Our financial results for Q1 2011 as compared to Q1 2010 were favorably impacted by continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets, effective cost management and relatively stable rates overall. We believe the trend away from the more expensive out of home providers in favor of home and community based delivery systems like ours will continue.

Our NET Services revenue for Q1 2011 as compared to Q1 2010 was favorably impacted by a new Michigan contract effective January 1, 2011, as well as the expansion of current business in our New Jersey and Arkansas markets, along with the expansion of our California ambulance commercial and managed care lines of business. We also incurred additional operating expenses such as staffing and implementation cost related to these market expansions. Furthermore, while our NET Services revenue was favorably impacted by new contracts and expansion into new and existing markets, we incurred additional NET Services expenses, primarily in New Jersey, due to higher utilization incurred in the additional counties relative to the already established per member per month reimbursement. This resulted in lower operating income in Q1 2011 as compared to Q1 2010. We anticipate that we will continue to experience higher utilization related to our expanded business in New Jersey during the first half of 2011 relative to the same prior year period. Effective July 1, 2011, our rates will be adjusted to account for the higher expense in New Jersey, improving the situation in the second half of the year.

Additionally, on March 11, 2011, we refinanced our credit facility with a new senior secured credit facility in an aggregate principal amount of $140.0 million. Interest accrues on the outstanding principal amount of the loans at a rate per annum of LIBOR plus an applicable margin, which ranges from 2.25% to 3.00% and is payable at least once every three months based on our consolidated leverage ratio. At our election, interest can accrue at an alternative base rate plus an applicable margin ranging from 1.25% to 2.00%.

Q1 2011 compared to Q1 2010

Revenues

	Three Months Ended March 31,		Percent
	2010	2011	change
Home and community based services	$76,465,480	$77,244,287	1.0%
Foster care services	8,735,268	8,251,253	-5.5%
Management fees	3,294,945	3,344,940	1.5%
Non-emergency transportation services	132,463,701	138,965,856	4.9%

Total revenues	$220,959,394	$227,806,336	3.1%

Home and community based services. In total, our home and community based services revenue remained relatively consistent between Q1 2010 and Q1 2011. For Q1 2011, our revenues were favorably impacted by increased census in certain locations, favorable weather experienced in Q1 2011 as compared to Q1 2010 in our Eastern division and expansion of existing contracts and other markets. This increase in revenue was partially offset by the impact of state budget constraints in Nevada totaling a decrease of approximately $1.1 million in revenue and decreases in cost reimbursements in Michigan, totaling approximately $1.2 million, that were attributable to contract start-up costs during Q1 2010.

Foster care services. Our foster care services revenue declined from Q1 2010 to Q1 2011 primarily as a result of clients being referred into lower levels of foster care services, earlier discharges and [referrals to alternative home and community based services], as appropriate, in the Tennessee market where clients who formerly received foster care services now receive our home and community based services. Declines in service utilization in other markets due to an emphasis on cost containment in those markets also contributed to decreased foster care services revenue for Q1 2011 as compared to Q1 2010.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements remained relatively constant for Q1 2011 as compared to Q1 2010.

Non-emergency transportation services. The increase in NET Services revenue was due to additional membership related to existing contracts, a new contract in Michigan effective January 1, 2011, geographical expansion in certain states including New Jersey and Arkansas, as well as expansion of our commercial ambulance management services with some of the existing entities with which we contract in California. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of a specific geographic population. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for Q1 2010 and Q1 2011:

	Three months ended March 31,		Percent
	2010	2011	change
Payroll and related costs	$53,671,267	$54,423,572	1.4%
Purchased services	8,609,934	8,515,045	-1.1%
Other operating expenses	11,362,280	9,700,605	-14.6%
Stock-based compensation	930	174,692

Total client service expense	$73,644,411	$72,813,914	-1.1%

Payroll and related costs. Our payroll and related costs remained relatively consistent from Q1 2010 to Q1 2011. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 60.6% for Q1 2010 to 61.3% for Q1 2011.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Purchased services remained relatively consistent from Q1 2010 to Q1 2011. Included in Q1 2011 were increased costs related to other support services offset by a decrease in foster parent payments, consistent with the decrease in foster care service revenue, and decreased workforce development services as compared to Q1 2010. As a result, purchased services, as a percentage of revenue, excluding NET Services revenue, decreased slightly from 9.7% for Q1 2010 to 9.6% for Q1 2011.

Other operating expenses. Included in Q1 2010 was a reserve for receivables that remained uncollected beyond 365 days at that time resulting in a $1.2 million decrease in bad debt expense from Q1 2010 to Q1 2011, as a similar level of reserve was not required for Q1 2011. This resulted in a decline in other operating expenses, as a percentage of revenue, excluding NET Services revenue, from 12.8% for Q1 2010 to 10.9% for Q1 2011.

Stock-based compensation. Stock-based compensation of approximately $900 and $126,000 for Q1 2010 and Q1 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan. In addition, stock-based compensation expense of approximately $49,000 for Q1 2011 was attributable to performance restricted stock units granted to an executive officer during Q1 2011.

Cost of non-emergency transportation services.

	Three months ended March 31,		Percent
	2010	2011	Change
Payroll and related costs	$12,821,555	$13,827,401	7.8%
Purchased services	95,764,377	106,208,342	10.9%
Other operating expenses	4,794,110	5,811,919	21.2%
Stock-based compensation	107,613	260,757	142.3%

Total cost of non-emergency transportation services	$113,487,655	$126,108,419	11.1%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for Q1 2011 as compared to Q1 2010 was due to additional staff hired in relation to a new Michigan contract effective January 1, 2011, as well as the expansion of our existing business in the New Jersey and Arkansas markets, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. As a result, payroll and related costs, as a percentage of NET Services revenue, increased from 9.7% for Q1 2010 to 10.0% for Q1 2011.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. In Q1 2011, we expanded the regional and county business in the New Jersey and Arkansas markets and added a new contract in Michigan resulting in an increase in purchased transportation costs for Q1 2011 as compared to Q1 2010. As a percentage of NET Services revenue, purchased services increased from approximately 72.3% for Q1 2010 to approximately 76.4% for Q1 2011 due to higher transportation unit cost related to the California ambulance business and higher utilization incurred in the additional counties relative to the already established per member per month reimbursement in New Jersey.

Other operating expenses. Other operating expenses of our NET Services operating segment increased for Q1 2011 as compared to Q1 2010 due to costs associated with responding to new business opportunities including on the ground resources for outreach and research efforts as well as start up and implementation costs associated with new contracts that began in the first quarter of 2011. As a result, other operating expenses as a percentage of revenue increased from 3.6% for Q1 2010 to 4.2% for Q1 2011.

Stock-based compensation. Stock-based compensation expense of approximately $108,000 and $221,000 for Q1 2010 and Q1 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan. Stock-based compensation expense of approximately $39,000 in Q1 2011 is attributable to performance restricted stock units granted to an executive officer during Q1 2011.

General and administrative expense.

Three months ended March 31,		Percent
2010	2011	change
$10,787,851	$11,923,781	10.5%

The net increase in corporate administrative expenses for Q1 2011 as compared to Q1 2010 was primarily a result of increased stock-based compensation (including approximately $192,000 related to performance restricted stock units that were granted during Q1 2011), a decrease of approximately $1.0 million in incentive compensation, increased accounting and tax planning fees as well as an increase in other various administrative costs. As a percentage of revenue, general and administrative expense increased from 4.9% for Q1 2010 to 5.2% for Q1 2011.

Depreciation and amortization.

Three months ended March 31,		Percent
2010	2011	change
$3,126,698	$3,249,078	3.9%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for Q1 2010 and Q1 2011.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $195.6 million at March 31, 2010 to $170.0 million at March 31, 2011, which was a significant factor contributing to the decrease in our interest expense for Q1 2011 as compared to Q1 2010. Additionally, in March 2011, our interest rate decreased from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt. Interest expense for Q1 2011 additionally includes approximately $389,000 of financing fees associated with the refinancing of our long-term debt.

Loss on extinguishment of debt. Loss on extinguishment of debt for Q1 2011 of approximately $2.5 million resulted from the write-off of deferred financing fees related to our credit facility that was repaid in full in March 2011. We accounted for the unamortized deferred financing fees related to the previous credit facility under ASC 470-50 – Debt Modifications and Extinguishments. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis, which resulted in a loss on extinguishment of debt of $2.5 million.

Interest income. Interest income for Q1 2010 and Q1 2011 was approximately $71,000 and $59,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for the three months ended March 31, 2010 and 2011 was 41.7% and 41.0%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% in each period due primarily to state taxes.

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

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and if necessary, our revolving credit facility.

Sources of cash for Q1 2011 were primarily from operations. Our balance of cash and cash equivalents was approximately $61.3 million at December 30, 2010 and $57.6 million at March 31, 2011. Approximately $3.4 million of cash was held by WCG International Ltd. (our foreign wholly-owned subsidiary), or WCG, at March 31, 2011 and was not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $16.4 million at December 31, 2010 and March 31, 2011 related to contractual obligations and activities of our captive insurance subsidiaries and correctional services business. At December 31, 2010 and March 31, 2011, our total debt was approximately $182.3 million and $170.0 million, respectively.

Cash flows

Operating activities. Net income of approximately $4.5 million plus non-cash depreciation, amortization, amortization of deferred financing costs, loss on extinguishment of debt, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $7.1 million was partially offset by the growth of our accounts receivable and management fee receivable of approximately $7.2 million for Q1 2011. The growth of our accounts receivable during Q1 2011 was primarily due to revenue growth.

For Q1 2011, net cash flow from operating activities totaled approximately $12.7 million. Decreases in other receivables, primarily related to the collection of insurance premiums receivable, resulted in an increase in cash provided by operations of approximately $442,000. Additionally, decreases in prepaid and other assets, primarily attributable to decreases in prepaid insurance, resulted in additional cash provided by operations of approximately $1.2 million. An increase in restricted cash related to the collection activities of the correctional services business resulted in cash used in operating activities of approximately $402,000, while decreases in deferred revenue resulted in cash used in operation activities of approximately $623,000. Increases in accounts payable, accrued expenses and accrued transportation costs, due to higher utilization, resulted in cash provided by operating activities of approximately $8.5 million. Reinsurance liability reserves related to our reinsurance programs decreased resulting in cash used in operating activities of approximately $783,000.

Investing activities. Net cash used in investing activities totaled approximately $1.5 million for Q1 2011. We spent approximately $1.8 million for property and equipment to support the growth of our operations. Additionally, changes in restricted cash, primarily related to cash held in trust for reinsurance claims losses, resulted in cash provided by investing activities of approximately $362,000.

Financing activities. Net cash used in financing activities totaled approximately $14.9 million for Q1 2011. We borrowed $100.0 million on our term loan that was part of the new credit facility entered into on March 11, 2011. Additionally, we repaid approximately $112.3 million of long-term debt during this period. We also paid financing fees associated with the refinancing of our long-term debt, of which approximately $389,000 were expensed and approximately $2.2 million were deferred and are being amortized over the life of the credit facility, during Q1 2011.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for Q1 2011 was an increase to cash of approximately $90,000.

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

Subsequent to March 31, 2011, we repurchased approximately $6.6 million principal amount of the Notes with cash.

Credit facility. On March 11, 2011, we replaced the then existing credit facility, or Old Credit Facility, with a new credit agreement and paid all amounts due under the Old Credit Facility with cash in the amount of $12.3 million and proceeds from the new credit agreement as discussed in further detail below.

On March 11, 2011, we entered into a new credit agreement, or Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Credit Agreement provides us with a senior secured credit facility, or the Senior Credit Facility, in aggregate principal amount of $140.0 million, comprised of a $100.0 million term loan facility and a $40.0 million revolving credit facility. There is an option to increase the amount of the term loan facility and/or the revolving credit facility by an aggregate amount of up to $85.0 million as described below. The Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On March 11, 2011, we borrowed the entire amount available under the term loan facility and used the proceeds thereof to refinance the Old Credit Facility. Prospectively, the proceeds of the Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Notes; and (iv) other general corporate purposes.

Under the Senior Credit Facility we have an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) by an aggregate amount of up to $85.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Senior Credit Facility.

The Senior Credit Facility matures on March 11, 2016; provided however that, if there are more than $25.0 million of our Notes outstanding on September 30, 2013, the Senior Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in full on November 15, 2013, unless we have provided the administrative agent with cash collateral on or before September 30, 2013 in an amount sufficient to repay the aggregate outstanding principal amount of the Notes. In the event that there are more than $25.0 million of our Notes outstanding on September 30, 2013, the maturity date will be automatically reinstated to March 11, 2016 if: (i) we reduce the principal amount of the Notes to an aggregate amount of no more than $25.0 million on a date prior to November 15, 2013, (ii) we have availability under the revolving credit facility plus unrestricted cash in an amount at least equal to the aggregate outstanding principal amount of the Notes on such date and (iii) there is no default or event of default under the Senior Credit Facility on such date. We may prepay the Senior Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of LIBOR loans. The unutilized portion of the commitments under the Senior Credit Facility may be irrevocably reduced or terminated by us at any time without penalty.

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at March 31, 2011 was 3.00%. Interest on the loans is payable at least once every three months in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

The term loan facility is subject to quarterly amortization payments, commencing on June 30, 2011, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 10% in each of the first two years, 15% in each of the third and fourth years and the remaining balance in the fifth year. The Senior Credit Facility also requires us (subject to certain exceptions as set forth in the Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant.

Our obligations under the Senior Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, which include our insurance captives and not-for-profit subsidiaries. Our obligations under, and each guarantor’s obligations under its guaranty of the Senior Credit Facility are secured by a first priority lien on substantially all of our respective assets, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries and 65% of the issued and outstanding stock of our first tier foreign subsidiaries. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Senior Credit Facility to be immediately due and payable. All amounts outstanding under the Senior Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The Credit Agreement also contains a cross default to any of our indebtedness having a principal amount in excess of $7.5 million.

No amounts were borrowed under the revolving credit facility as of March 31, 2011, however, $25 million may be allocated to collateralize certain letters of credit. As of March 31, 2011, there were three letters of credit in the amount of approximately $3.7 million collateralized under the revolving credit facility. At March 31, 2011, our available credit under the revolving credit facility was $36.3 million.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of March 31, 2011, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of March 31, 2011, 17 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 1.5% of our revenue for Q1 2010 and Q1 2011. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2010 and March 31, 2011 totaled $5.8 million and $6.0 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of March 31, June 30, September 30 and December 31, 2010 and March 31, 2011:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
March 31, 2010	$1,021,834	$890,884	$610,979	$1,826,772	$2,779,842
June 30, 2010	$1,074,610	$668,469	$631,223	$1,733,202	$2,973,063
September 30, 2010	$1,004,759	$649,934	$669,399	$1,802,459	$2,082,125
December 31, 2010	$1,167,397	$723,962	$642,686	$1,802,847	$1,502,843
March 31, 2011	$1,019,158	$632,816	$642,159	$1,936,269	$1,727,185

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

Our days sales outstanding for our managed entities increased from 156 days at December 31, 2010 to 159 days at March 31, 2011.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2011 was approximately $3.1 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2011 was approximately $4.3 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2011 was approximately $3.1 million. We recorded a corresponding receivable from third-party insurers and liability at March 31, 2011 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $8.8 million at December 31, 2010 and March 31, 2011, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at March 31, 2011 was approximately $6.1 million. Effective February 15, 2011, Provado does not intend to renew its reinsurance agreement and will not assume liabilities for policies commencing after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of March 31, 2011, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.3 million and $1.4 million as of December 31, 2010 and March 31, 2011, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of March 31, 2011:

	At March 31, 2011
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$170,000	$16,626	$25,000	$128,374	$—
Interest (1)(2)	23,622	7,017	13,057	3,548	—
Purchased services commitments	90	90	—	—	—
Capital Leases	61	23	34	4	—
Operating Leases	38,830	12,616	15,455	6,569	4,190

Total	$232,603	$36,372	$53,546	$138,495	$4,190

(1)	In April 2011, we repurchased approximately $6.6 million principal amount of the Notes with cash. This amount is reflected in the “Less than 1 Year” column above and future interest payments have been adjusted as appropriate.

(2)	Future interest payments have been calculated at rates that existed as of March 31, 2011.

Liquidity matters

We believe that our existing cash and cash equivalents and cash availability under the Credit Agreement provide funds necessary to meet our operating plan for 2011. The expected operating plan for this period provides for full operation of our businesses as well as interest and projected principal payments on our debt.

We may access capital markets to raise equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, the Credit Agreement requires us (subject to certain exceptions as set forth in the Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

Our liquidity and financial position will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. We believe we have sufficient resources to fund our normal operations for the foreseeable future.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06-Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted ASU 2010-06 as of January 1, 2010 with respect to the provisions required to be adopted as of January 1, 2010, and adopted the remaining provisions as of January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28-Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, or ASU 2010-28. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted ASU 2010-28 as of January 1, 2011. The adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted ASU 2010-29 as of January 1, 2011. The adoption of ASU 2010-29 will only impact disclosures in our consolidated financial statements, and did not have an impact on the financial statements in the current period.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Interest rate and market risk

As of March 31, 2011, we had borrowings under our term loan of approximately $100.0 million and no borrowings under our revolving line of credit. Borrowings under the Credit Agreement accrued interest at LIBOR plus 2.75% per annum as of March 31, 2011. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.6 million over the remaining term of the Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of $70 million outstanding at March 31, 2011 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored social services to individuals and families pursuant to over 700 contracts as of March 31, 2011. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% of our revenue for the three months ended March 31, 2010 and 2011. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the three months ended March 31, 2011, we conducted a portion of our operations in Canada through WCG. At March 31, 2011, approximately $14.1 million, or 15.0%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (March 31, 2011) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2011.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Restrictions Upon the Payment of Dividends

Under our new credit agreement we are prohibited from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in a default.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Form of Stock Option Agreements, as amended.

10.2	Form of Restricted Stock Agreements, as amended.

10.3	Form of Performance Restricted Stock Unit Agreements.

10.4(1)	Employment Agreement dated March 22, 2011, between The Providence Service Corporation and Fletcher Jay McCusker.

10.5(1)	Employment Agreement dated March 22, 2011, between The Providence Service Corporation and Michael N. Deitch.

10.6(1)	Employment Agreement dated March 22, 2011, between The Providence Service Corporation and Fred D. Furman.

10.7(1)	Employment Agreement dated March 22, 2011, between The Providence Service Corporation and Craig A. Norris.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 6, 2011	By:	/S/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	By:	/S/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Stock Option Agreements, as amended.

10.2	Form of Restricted Stock Agreements, as amended.

10.3	Form of Performance Restricted Stock Unit Agreements.

10.4(1)	Employment Agreement dated March 22, 2011, between The Providence Service Corporation and Fletcher Jay McCusker.

10.5(1)	Employment Agreement dated March 22, 2011, between The Providence Service Corporation and Michael N. Deitch.

10.6(1)	Employment Agreement dated March 22, 2011, between The Providence Service Corporation and Fred D. Furman.

10.7(1)	Employment Agreement dated March 22, 2011, between The Providence Service Corporation and Craig A. Norris.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2011.