Form 10-K/A
period 2007-12-31
PROVIDENCE SERVICE CORP
filed 2011-05-19
CIK 1220754

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”), amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”). This Amendment is being filed to include Exhibit 10.7 with all exhibits thereto. Certain information included in Exhibit 10.7 is stale and such information should not be relied upon as an indication of the current financial position or expectations of the Company. The representations, warranties ,covenants and projections contained in Exhibit 10.7 were made only for purposes of that agreement and as of the specific dates set forth therein, were solely for the benefit of the parties thereto, and may be subject to limitations agreed upon by the contracting parties. Investors are not third-party beneficiaries of Exhibit 10.7, and should not rely on the representations, warranties, covenants and projections or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company or any of its respective subsidiaries or affiliates. References in Exhibit G of Exhibit 10.7 to “Pisces” mean the Company and “Libra” mean Charter LCI Corporation, including its subsidiaries (known as “LogistiCare”). All exhibits to Exhibit 10.7 other than Exhibits E and G were previously filed as exhibits to our Form 8-K filed on November 7, 2007 and have not changed. Exhibit G contains non-GAAP financial measures and, for purposes of the filing of this Amendment, reconciliations to the most directly comparable GAAP financial measures have been included at the end of such exhibit.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except for the inclusion of Exhibit 10.7 with all exhibits thereto in Item 15 of Part IV below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing to conform with the current cover page of the Form 10-K, as adopted by the Securities and Exchange Commission, and updating the Company’s address and the registration of the Company’s preferred stock purchase rights under Section 12(b) of the Securities Exchange Act of 1934, as amended. This Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

		Page No.
PART IV
Item 15.	Exhibits, Financial Statement Schedules	1
SIGNATURES		6

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2007 and 2006;

•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2007, 2006 and 2005; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year Ended December 31, 2007:
Allowance for doubtful accounts	$5,336,864	$675,378	$980,245	(1)	$4,376,806	(2)	$2,615,681
Deferred tax valuation allowance	371,452	—	—		3,189		368,263

Total	$5,708,316	$675,378	$980,245		$4,379,995		$2,983,944

Year Ended December 31, 2006:
Allowance for doubtful accounts	$522,762	$4,907,979	$—		$93,877	(2)	$5,336,864
Deferred tax valuation allowance	302,145	69,307	—		—		371,452

Total	$824,907	$4,977,286	$—		$93,877		$5,708,316

Year Ended December 31, 2005:
Allowance for doubtful accounts	$220,561	$399,871	$—		$97,670	(2)	$522,762
Deferred tax valuation allowance	302,145	—	—		—		302,145

Total	$522,706	$399,871	$—		$97,670		$824,907

Notes:

(1)	Beginning balance for allowance for doubtful accounts for Maple Star Oregon and LogistiCare, Inc.
(2)	Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1(1)	Purchase Agreement dated as of February 1, 2006 by and between The Providence Service Corporation and A to Z In-Home Tutoring, LLC, Scott Hines and Ann-Riley Caldwell, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.2(2)	Purchase Agreement dated as of April 25, 2006 by and between The Providence Service Corporation and W.D. Management, L.L.C., Tom R. Goss, Bontiea Goss, Jane A Pille, Keith F. Noble and Marilyn L. Nolan. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(3)	Asset Purchase Agreement dated as of August 4, 2006 by and between Providence Community Services, Inc., a wholly owned subsidiary of The Providence Service Corporation, and Ross Education, LLC and The Providence Service Corporation (as Guarantor). (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providences Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.4(4)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.5(15)	Asset Purchase Agreement dated as of October 5, 2007 by and among Children’s Behavioral Health, Inc., Family & Children’s Services, Inc. and Mary L. White, as shareholder. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.6(5)	Agreement and Plan of Merger, dated as of November 6, 2007, by and among The Providence Service Corporation, Charter LCI Corporation, CLCI Agent, LLC, as Stockholders’ Representative, and PRSC Acquisition Corporation, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1(6)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation.

3.2(6)	Amended and Restated Bylaws of The Providence Service Corporation.

4.1(7)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(8)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

+10.1(6)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(9)	2003 Stock Option Plan, as amended.

+10.3(10)	The Providence Service Corporation 2006 Long-Term Incentive Plan.

+10.4(16)	Providence Service Corporation Deferred Compensation Plan.

10.5(11)	Second Amended and Restated Registration Rights Agreement by and among The Providence Service Corporation, Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Petra Mezzanine Fund, L.P., Harbinger Mezzanine Partners, L.P., Geringer Family Trust u/a June 26, 1996, Lynn C. Chalache, Jane B. Terrell and Jill MacAlister, dated as of July 30, 2003.

10.6*	Amendments to fee for service and Risk-Based Subcontract Agreement Children Services Contract A0508 by and between Community Partnership of Southern Arizona and The Providence Service Corporation, effective as of July 1, 2005.

10.7**	Note Purchase Agreement, dated November 6, 2007, by and among The Providence Service Corporation and the purchasers named therein.

10.8(7)	Amendment No. 1 to Note Purchase Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.9(7)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.10(5)	Credit and Guaranty Agreement, dated as of December 7, 2007, by and among The Providence Service Corporation, CIT Healthcare LLC, Bank of America, N.A. and SunTrust Bank, ING Capital LLC and Royal Bank of Canada, the other lenders party thereto and CIT Capital Securities LLC, as sole lead arranger and bookrunner. (Certain schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

10.11(7)	Escrow Agreement, dated November 13, 2007, by and among The Providence Service Corporation, The Bank of New York Trust Company, N.A., as Escrow Agent, and The Bank of New York Trust Company, N.A., as Trustee.

10.12(12)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fletcher Jay McCusker.

10.13(12)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Michael N. Deitch.

10.14(12)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Fred D. Furman.

10.15(12)	Employment Agreement dated March 22, 2007 between The Providence Service Corporation and Craig A. Norris.

10.16(5)	Employment Agreement of John Shermyen dated as of November 6, 2007.

+10.17*	Annual Incentive Compensation Plan.

+10.18*	Summary Sheet of Director Fees and Executive Officer Compensation.

10.19(13)	Form of Restricted Stock Agreements, as amended.

10.20(14)	Form of Stock Option Agreements.

12.1*	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of McGladrey & Pullen, LLP.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

31.3**	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.4**	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
*	Previously filed with the Original Filing.
**	Filed herewith.
(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.
(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(7)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.
(8)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(9)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(10)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2006
(11)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1, as amended (Registration No. 333-106286) filed with the Securities and Exchange Commission on July 31, 2003.
(12)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.
(13)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
(14)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006.
(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(16)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer

Dated: May 19, 2011