Form 10-Q
period 2011-09-30
PROVIDENCE SERVICE CORP
filed 2011-11-04
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were outstanding 12,993,673 shares (excluding treasury shares of 623,576) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2010	September 30, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,260,661	$48,505,593
Accounts receivable, net of allowance of $5.3 million in 2010 and $5.8 million in 2011	76,111,608	80,605,100
Management fee receivable	5,839,735	3,838,939
Other receivables	3,929,866	1,994,040
Restricted cash	7,314,535	5,121,188
Prepaid expenses and other	15,478,221	18,384,145
Deferred tax assets	1,633,644	996,775

Total current assets	171,568,270	159,445,780
Property and equipment, net	16,401,107	24,300,348
Goodwill	113,783,389	113,708,269
Intangible assets, net	66,441,817	60,563,182
Restricted cash, less current portion	9,079,563	11,164,143
Other assets	9,659,349	8,901,552

Total assets	$386,933,495	$378,083,274

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$18,113,512	$10,000,000
Accounts payable	2,887,837	3,958,516
Accrued expenses	33,551,129	35,964,505
Accrued transportation costs	41,868,694	47,199,339
Deferred revenue	5,373,742	2,613,980
Reinsurance liability reserve	11,898,200	12,124,477

Total current liabilities	113,693,114	111,860,817

Long-term obligations, less current portion	164,190,260	142,993,000
Other long-term liabilities	8,721,610	10,130,480
Deferred tax liabilities	11,579,849	10,843,268

Total liabilities	298,184,833	275,827,565
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,580,385 and 13,617,249 issued and outstanding (including treasury shares)	13,580	13,617
Additional paid-in capital	172,540,912	175,201,009
Retained deficit	(78,501,586)	(67,226,466)
Accumulated other comprehensive loss, net of tax	(880,814)	(1,257,955)
Treasury shares, at cost, 619,768 and 623,576 shares	(11,383,967)	(11,435,033)

Total Providence stockholders’ equity	81,788,125	95,295,172
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	88,748,662	102,255,709

Total liabilities and stockholders’ equity	$386,933,495	$378,083,274

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Revenues:
Home and community based services	$69,044,692	$77,679,065	$222,060,206	$236,259,508
Foster care services	8,830,292	8,598,022	26,837,858	25,517,914
Management fees	3,339,752	3,228,629	10,019,559	9,908,632
Non-emergency transportation services	135,936,560	146,046,427	401,513,512	426,982,486

	217,151,296	235,552,143	660,431,135	698,668,540
Operating expenses:
Client service expense	71,546,851	75,970,221	219,055,104	226,189,560
Cost of non-emergency transportation services	121,079,516	137,550,943	351,129,068	395,886,730
General and administrative expense	12,172,067	12,690,227	34,739,527	37,027,180
Depreciation and amortization	3,174,945	3,401,914	9,428,018	9,979,490

Total operating expenses	207,973,379	229,613,305	614,351,717	669,082,960

Operating income	9,177,917	5,938,838	46,079,418	29,585,580

Other (income) expense:
Interest expense	3,933,487	2,203,929	12,375,293	8,266,229
Loss on extinguishment of debt	0	0	0	2,463,482
Interest income	(62,140)	(52,985)	(189,142)	(161,011)

Income before income taxes	5,306,570	3,787,894	33,893,267	19,016,880
Provision for income taxes	2,398,953	1,836,940	14,601,786	7,741,760

Net income	$2,907,617	$1,950,954	$19,291,481	$11,275,120

Earnings per common share:
Basic	$0.22	$0.15	$1.46	$0.85

Diluted	$0.22	$0.15	$1.44	$0.85

Weighted-average number of common shares outstanding:
Basic	13,203,651	13,255,367	13,187,811	13,238,043
Diluted	13,281,005	13,307,177	14,953,914	13,316,459

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2010	2011
Operating activities
Net income	$19,291,481	$11,275,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,654,271	4,200,554
Amortization	5,773,747	5,778,936
Amortization of deferred financing costs	1,844,054	1,400,769
Loss on extinguishment of debt	0	2,463,482
Provision for doubtful accounts	3,825,390	2,377,654
Deferred income taxes	539,686	(428,884)
Stock based compensation	1,036,753	2,732,881
Excess tax benefit upon exercise of stock options	(62,370)	(2,840)
Other	(116,965)	704,961
Changes in operating assets and liabilities:
Accounts receivable	(2,147,562)	(2,423,005)
Management fee receivable	951,328	2,000,798
Other receivables	(625,642)	1,940,943
Restricted cash	(151,118)	(183,074)
Prepaid expenses and other	(8,358,925)	(3,194,338)
Reinsurance liability reserve	2,788,435	608,944
Accounts payable and accrued expenses	10,407,030	(96,495)
Accrued transportation costs	5,960,614	5,330,645
Deferred revenue	(2,798,914)	(2,758,352)
Other long-term liabilities	444,102	193,352

Net cash provided by operating activities	42,255,395	31,922,051
Investing activities
Purchase of property and equipment, net	(8,417,264)	(8,675,354)
Acquisition of businesses, net of cash acquired	0	(5,278,964)
Restricted cash for contract performance	(2,410,216)	1,435,942
Purchase of short-term investments, net	(93,506)	(85,818)

Net cash used in investing activities	(10,920,986)	(12,604,194)
Financing activities
Repurchase of common stock, for treasury	0	(51,066)
Proceeds from common stock issued pursuant to stock option exercise	311,614	33,110
Excess tax benefit upon exercise of stock options	62,370	2,840
Proceeds from long-term debt	0	115,000,000
Repayment of long-term debt	(18,286,786)	(144,310,771)
Debt financing costs	(61,053)	(2,651,499)
Capital lease payments	(9,723)	(11,378)

Net cash used in financing activities	(17,983,578)	(31,988,764)

Effect of exchange rate changes on cash	109,046	(84,161)

Net change in cash	13,459,877	(12,755,068)
Cash at beginning of period	51,157,429	61,260,661

Cash at end of period	$64,617,306	$48,505,593

Supplemental cash flow information:
Cash paid for interest	$10,037,839	$5,979,588

Cash paid for income taxes	$14,610,813	$9,611,528

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

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

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of September 30, 2011, the Company operated in 42 states, and the District of Columbia, United States, and British Columbia, Canada.

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

At December 31, 2010 and September 30, 2011, approximately $3.8 million and $2.9 million, respectively, of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $16.4 million and $16.3 million of restricted cash at December 31, 2010 and September 30, 2011, respectively, as follows:

	December 31, 2010	September 30, 2011
Collateral for letters of credit - Contractual obligations	$243,000	$243,000
Contractual obligations	781,468	964,542
Subtotal restricted cash for contractual obligations	1,024,468	1,207,542

Collateral for letters of credit - Reinsured claims losses	4,808,921	4,808,921
Escrow - Reinsured claims losses	10,560,709	10,268,868

Subtotal restricted cash for reinsured claims losses	15,369,630	15,077,789

Total restricted cash	16,394,098	16,285,331

Less current portion	7,314,535	5,121,188

	$9,079,563	$11,164,143

Of the restricted cash amount at December 31, 2010 and September 30, 2011:

•

$243,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations at December 31, 2010 and September 30, 2011;

•

approximately $781,000 and $965,000 was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business (“Correctional Services”) at December 31, 2010 and September 30, 2011, respectively;

•

approximately $4.8 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying balance sheets at December 31, 2010 and September 30, 2011;

•

approximately $4.0 million and $5.1 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program at December 31, 2010 and September 30, 2011, respectively; and

•	approximately $6.5 million and $4.2 million was restricted in relation to our auto liability program at December 31, 2010 and September 30, 2011, respectively; and

•

approximately $1.0 million represents funds restricted for payment of workers’ compensation expenses at September 30, 2011 related to the subsidiary in Pennsylvania the Company acquired effective June 1, 2011.

At September 30, 2011, approximately $5.1 million, $5.1 million, $3.9 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. Approximately $965,000 was restricted as to withdrawal or use, and was held in various non-interest bearing bank accounts related to Correctional Services and approximately $1.0 million was held at Susquehanna Bank related to restricted cash of the Company’s newly acquired subsidiary in Pennsylvania (see Note 6. Acquisitions).

Deferred Financing Costs

The Company capitalizes direct expenses incurred in connection with its borrowings or establishment of credit facilities and amortizes such expenses over the life of the respective borrowing or credit facility. The Company incurred approximately $2.2 million in deferred financing costs in connection with the credit facility it entered into in March 2011 (“Senior Credit Facility”). The Company also retains certain deferred financing costs of approximately $1.1 million related to its prior amended credit facility (“Old Credit Facility”), as certain lenders who participated in the Old Credit Facility also participate in the Company’s Senior Credit Facility. In addition, the Company incurred approximately $2.3 million in deferred financing costs in connection with its senior subordinated notes issued in November 2007. Deferred financing costs for the senior subordinated notes are amortized to interest expense on a straight-line basis and deferred financing costs for the Senior Credit Facility and the Old Credit Facility are amortized to interest expense based upon the effective interest method over the life of the credit facilities. Deferred financing costs, net of amortization, totaling approximately $5.1 million and $3.5 million at December 31, 2010 and September 30, 2011, respectively, are included in “Other assets” in the accompanying consolidated balance sheets.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2010 and September 30, 2011.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying condensed consolidated balance sheets in the amount of approximately $7.0 million at December 31, 2010 and September 30, 2011.

The Exchangeable Shares and the 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares noted above are subject to a Settlement and Indemnification Agreement dated November 17, 2009 (“Indemnification Agreement”) by and between the Company and the sellers of WCG. The Indemnification Agreement secures the Company’s claims for indemnification and associated rights and remedies provided by the Share Purchase Agreement (under which the Company acquired all of the equity interest in WCG on August 1, 2007) arising from actions taken by British Columbia to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. The actions taken by British Columbia resulted in an approximate CAD $3.0 million dispute and termination of one of its six provincial contracts with WCG, which the Company is disputing. Under the Indemnification Agreement, the sellers have agreed to transfer their rights to the Exchangeable Shares and 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares to the Company to indemnify the Company against any losses suffered by the Company as the result of an unfavorable ruling upon the conclusion of arbitration. Alternatively, at their option, the sellers may pay cash in lieu of stock in satisfaction of their obligation under the Indemnification Agreement provided payment is made before or concurrently with the execution of any settlement with British Columbia.

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia regarding British Columbia’s actions to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately CAD $13,000 which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. During the second quarter of 2010, British Columbia filed a petition for leave to appeal the arbitration award. On October 11, 2011, the leave to appeal was granted to British Columbia. There is no financial statement impact related to these events included in our financial results for the nine months ended September 30, 2011.

Stock-Based Compensation Arrangements

Stock-based compensation expense charged against income for stock options and stock grants for the nine months ended September 30, 2010 and 2011 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC Topic 718-Compensation-Stock Compensation and totaled approximately $946,000 (net of tax of $91,000) and $2.1 million (net of tax of $585,000), respectively.

For the nine months ended September 30, 2010 and 2011, the amount of excess tax benefits resulting from the exercise of stock options was approximately $62,000 and $3,000. These amounts are reflected as cash flows from financing activities for the nine months ended September 30, 2010 and 2011 in the accompanying condensed consolidated statements of cash flows.

As of September 30, 2011, there was approximately $6.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The cost is expected to be recognized over a weighted-average period of 1.82 years.

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

In September 2011, the FASB issued ASU 2011-08-Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company believes that ASU 2011-08 will not have an impact on its consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

2. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81% of the Company’s revenue for the nine months ended September 30, 2010 and 2011. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the nine months ended September 30, 2010 and 2011, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2010 and September 30, 2011, approximately $13.8 million, or 15.6%, and $13.6 million, or 13.3%, of the Company’s net assets, respectively, were located in Canada. In addition, approximately $17.3 million, or 2.6%, and $17.1 million, or 2.5%, of the Company’s consolidated revenue for the nine months ended September 30, 2010 and 2011, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future Canadian operations and, as a result, harm its overall business.

3. Other Receivables

At December 31, 2010 and September 30, 2011, insurance premiums of approximately $3.1 million and $1.1 million, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying condensed consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2010 were approximately $2.9 million, of which approximately $698,000 was classified as “Other receivables” and approximately $2.2 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at September 30, 2011 were approximately $3.3 million, of which approximately $670,000 was classified as “Other receivables” and approximately $2.7 million was classified as “Other assets” in the accompanying condensed consolidated balance sheet. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

4. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2010	September 30, 2011
Prepaid payroll	$2,411,556	$1,868,162
Prepaid insurance	3,365,500	6,232,560
Prepaid taxes	2,889,515	4,028,834
Prepaid maintenance agreements and copier leases	707,672	791,152
Interest receivable - certificates of deposit	1,009,888	1,095,707
Other	5,094,090	4,367,730

Total prepaid expenses and other	$15,478,221	$18,384,145

5. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2010	September 30, 2011
Land	—	$754,702	$754,702
Building	39 years	993,405	6,008,698
Furniture and equipment	3-7 years	30,607,832	35,194,670
Construction in progress	—	2,776,300	4,560,897

		35,132,239	46,518,967
Less accumulated depreciation		18,731,132	22,218,619

		$16,401,107	$24,300,348

Depreciation expense was approximately $3.7 million and $4.2 million for the nine months ended September 30, 2010 and 2011, respectively.

6. Acquisitions

On June 1, 2011, the Company acquired all of the equity interest of The ReDCo Group, Inc. (“ReDCo”). ReDCo is a Pennsylvania corporation that provides home and community based services. The purchase price of $605,000 was funded by the Company’s cash flow from operations. Additionally, the Company repaid ReDCo’s debt of approximately $8.0 million. Historically, the Company provided various management services to ReDCo for a fee under a management services agreement. This acquisition further expands the Company’s home and community based services in Pennsylvania.

The initial accounting of the purchase price allocation is not complete as the Company acquired various assets, including real estate, that require appraisal. Additionally, the Company is in the process of valuing acquired intangible assets and income tax related assets and liabilities. The Company expects to finalize the valuation and complete the purchase price allocation before December 31, 2011 but no later than one year from the acquisition date. The Company has recognized approximately $88,000 of acquisition related expenses, of which approximately $57,000 was recognized during the nine months ended September 30, 2011.

The amounts of ReDCo’s unaudited revenue and net income included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2011, and the unaudited proforma revenue and net income of the combined entity had the acquisition date been January 1, 2010, are:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
ReDCo Actual:
Revenue	$—	$8,300,696	$—	$12,128,984
Net income	$—	$311,161	$—	$849,580

Consolidated Proforma:
Revenue	$228,946,249	$235,552,143	$691,162,563	$713,586,329
Net income	3,165,897	1,961,571	20,245,259	11,515,260
Diluted earnings per share	$0.24	$0.15	$1.50	$0.86

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

7. Long-Term Obligations

	December 31, 2010	September 30, 2011
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	$70,000,000	$49,993,000
$30,000,000 revolving loan, LIBOR plus 6.5% that was terminated in March 2011	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly that was terminated in March 2011	112,303,772	—
$40,000,000 revolving loan, LIBOR plus 2.75% (effective rate of 2.98% at September 30, 2011) through March 2016	—	8,000,000
$100,000,000 term loan, LIBOR plus 2.75% with principal and interest payable at least once every three months through March 2016	—	95,000,000

	182,303,772	152,993,000
Less current portion	18,113,512	10,000,000

	$164,190,260	$142,993,000

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

Interest on the outstanding principal amount of the loans accrues, at the Company’s election, at a per annum rate equal to the London Interbank Offering Rate (“LIBOR”), plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the New Credit Agreement. Interest on the loans is payable at least once every three months in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on the Company’s consolidated leverage ratio.

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

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. The Company was in compliance with all financial covenants as of September 30, 2011.

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

Additionally, the Company incurred financing fees of approximately $2.6 million to refinance the Old Credit Facility and is accounting for such fees, as well as unamortized deferred financing fees related to the Old Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis. Of the total amount of unamortized deferred financing fees related to the Old Credit Facility as of March 11, 2011, approximately $1.1 million will continue to be deferred and amortized to interest expense and approximately $2.5 million was expensed in the nine months ended September 30, 2011 and is included in “Loss on extinguishment of debt” in the accompanying condensed consolidated statement of income. Of the $2.6 million of fees incurred related to the Senior Credit Facility, approximately $2.2 million was deferred and will be amortized to interest expense and approximately $389,000 was expensed as interest expense in the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company repurchased approximately $20.0 million of the Notes.

The carrying amount of the long-term obligations approximated its fair value at December 31, 2010 and September 30, 2011. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

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

Corporate. Corporate includes corporate accounting and finance, information technology, business development, compliance, internal audit, employee training, legal and various other overhead costs, all of which are directly allocated to the operating segments.

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

The following table sets forth certain financial information attributable to the Company’s business segments for the three and nine months ended September 30, 2010 and 2011. In addition, none of the segments have significant non-cash items other than depreciation, amortization and loss on extinguishment of debt in reported income.

	F$217,151,296	F$217,151,296	F$217,151,296	F$217,151,296
	For the three months ended September 30, 2010
	Social Services (c)	NET Services	Corporate (a)	Consolidated Total
Revenues	$81,214,736	$135,936,560	$—	$217,151,296

Depreciation and amortization	$1,556,221	$1,618,724	$—	$3,174,945

Operating income	$(1,445,294)	$10,623,211	$—	$9,177,917

Net interest expense (income)	$(57,449)	$3,928,796	$—	$3,871,347

Capital expenditures	$164,534	$392,293	$3,617,410	$4,174,237

	For the three months ended September 30, 2011
	Social Services (c)	NET Services	Corporate (a)	Consolidated Total
Revenues	$89,505,716	$146,046,427	$—	$235,552,143

Depreciation and amortization	$1,768,548	$1,633,366	$—	$3,401,914

Operating income	$1,643,319	$4,295,519	$—	$5,938,838

Net interest expense (income)	$(74,856)	$2,225,800	$—	$2,150,944

Capital expenditures	$499,889	$1,080,939	$565,012	$2,145,840

	$217,151,296	$217,151,296	$217,151,296	$217,151,296
	For the nine months ended September 30, 2010
	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total

Revenues	$258,917,623	$401,513,512	$—	$660,431,135

Depreciation and amortization	$4,583,704	$4,844,314	$—	$9,428,018

Operating income	$7,482,077	$38,597,341	$—	$46,079,418

Net interest expense (income)	$(136,373)	$12,322,524	$—	$12,186,151

Total assets	$152,563,758	$205,856,237	$39,626,634	$398,046,629

Capital expenditures	$1,144,189	$2,157,869	$5,115,206	$8,417,264

	For the nine months ended September 30, 2011

	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total

Revenues	$271,686,054	$426,982,486	$—	$698,668,540

Depreciation and amortization	$5,133,530	$4,845,960	$—	$9,979,490

Operating income	$10,881,194	$18,704,386	$—	$29,585,580

Net interest expense (income)	$98,282	$8,006,936	$—	$8,105,218

Loss on extinguishment of debt	$1,857,029	$606,453	$—	$2,463,482

Total assets	$154,796,304	$199,292,650	$23,994,320	$378,083,274

Capital expenditures	$1,848,534	$3,166,164	$3,660,656	$8,675,354

(a)	Corporate costs have been allocated to the Social Services and NET Services operating sgements.
(b)	Corporate assets as of September 30, 2010 and 2011 included cash totaling approximately $32.3 million and $11.6 million, prepaid expenses totaling approximately $900,000 and $3.2 million, property and equipment totaling approximately $6.0 million and $8.8 million, and other assets of approximately $431,000 and $425,000, respectively.
(c)	Excludes intersegment revenues of approximately $381,000 and $487,000 for the three months ended September 30, 2010 and 2011, respectively, and $671,000 and $712,000 for the nine months ended September 30 , 2010 and 2011, respectively, that have been eliminated in consolidation.

9. Stockholders’ Equity and Other Comprehensive Income

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the nine months ended September 30, 2011, the Company granted options to purchase an aggregate of 247,000 shares of the Company’s common stock under its 2006 Plan at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to executive officers, certain key employees and non-employee directors of the Company. The options vest in equal installments at various times over the next three years and have a term of ten years. The weighted-average fair value of the options granted during the nine months ended September 30, 2011 totaled $10.40 per share.

The Company granted a total of 100,100 shares of restricted stock to its executive officers and non-employee directors of the Company during the nine months ended September 30, 2011. These awards vest in three equal annual installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the restricted stock awards granted during the nine months ended September 30, 2011 totaled $14.57 per share.

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

At December 31, 2010 and September 30, 2011, there were 13,580,385 and 13,617,249 shares of the Company’s common stock outstanding, respectively, (including 619,768 and 623,576 treasury shares at December 31, 2010 and September 30, 2011, respectively) and no shares of preferred stock outstanding.

Other comprehensive income included foreign currency translation adjustments which amounted to a loss of approximately $377,000 for the nine months ended September 30, 2011.

The components of comprehensive income, net of taxes, for the three and nine months ended September 30, 2010 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Net income	$2,907,617	$1,950,954	$19,291,481	$11,275,120

Other comprehensive income:
Change related to derivative, net of income tax (A)	503	—	161,224	—
Foreign currency translation adjustments	242,030	(683,531)	244,967	(377,141)

Total other comprehensive income (loss)	242,533	(683,531)	406,191	(377,141)

Total comprehensive income	$3,150,150	$1,267,423	$19,697,672	$10,897,979

(A)	For the three and nine months ended September 30, 2010, the change in fair value of the interest rate swap was net of tax of approximately $1,000 and $79,000, respectively.

The following table reflects changes in common stock, additional paid-in capital, treasury stock and accumulated other comprehensive loss for the nine months ended September 30, 2011:

						Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	13,580,385	$13,580	$172,540,912	619,768	$(11,383,967)	$(880,814)
Stock-based compensation	—	—	2,732,881	—	—	—
Exercise of employee stock options, including net tax shortfall of $105,860	3,170	3	(72,750)	—	—	—
Restricted stock issued	33,694	34	(34)	3,808	(51,066)	—
Foreign currency translation adjustments	—	—	—	—	—	(377,141)

Balance at September 30, 2011	13,617,249	$13,617	$175,201,009	623,576	$(11,435,033)	$(1,257,955)

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

The Company applies a graded vesting expense methodology when accounting for the PRSUs and the fair value of the liability is remeasured at the end of each reporting period through the Settlement Date. Compensation expense associated with the PRSUs is based upon the closing market price of the Company’s common stock on the measurement date and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the Settlement Date. Compensation expense of approximately $596,000 was recorded by the Company for the nine months ended September 30, 2011 related to the PRSUs.

11. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Numerator:
Net income, basic	$2,907,617	$1,950,954	$19,291,481	$11,275,120
Effect of interest related to the convertible debt	—	—	2,206,503	—

Net income available to common stockholders, diluted	$2,907,617	$1,950,954	$21,497,984	$11,275,120

Denominator:
Denominator for basic earnings per share — weighted-average shares	13,203,651	13,255,367	13,187,811	13,238,043
Effect of dilutive securities:
Common stock options and restricted stock awards	77,354	51,810	87,363	78,416
Notes	—	—	1,678,740	—

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	13,281,005	13,307,177	14,953,914	13,316,459

Basic earnings per share	$0.22	$0.15	$1.46	$0.85

Diluted earnings per share	$0.22	$0.15	$1.44	$0.85

The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was included in the computation of diluted earnings per share for the nine months ended September 30, 2010 as they have a dilutive effect, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2010 as it would have been antidilutive. The effect of issuing 1,340,597 and 1,506,412 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, as it would have been antidilutive. For the nine months ended September 30, 2010 and 2011, employee stock options to purchase 1,452 and 1,703 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

12. Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2011 was 48.5% and 40.7%, respectively. The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2010 was 45.2% and 43.1%, respectively. For the three and nine months ended September 30, 2010 and 2011, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes. Additionally, as a result of the finalization of the Company’s estimated income by jurisdiction for 2010, the Company recognized a tax benefit of approximately $440,000 in the nine months ended September 30, 2011 to reflect the Company’s revised estimated effective state income tax rate. The 2011 rates were also significantly impacted by non-deductible stock option expense that was higher in 2011 as compared to 2010.

13. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $655,000 and $779,000 at December 31, 2010 and September 30, 2011, respectively.

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

14. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $208,000 and $188,000 for the nine months ended September 30, 2010 and 2011, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2010 and September 30, 2011 were approximately $237,000 and $233,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease after the first 36 months of the lease term with a six month prior written notice. Certain members of Mr. Schwarz’s (the chief executive officer of a subsidiary wholly-owned by the Company) immediate family have partial ownership interest in McDowell. In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust. For the nine months ended September 30, 2010 and 2011, the Company expensed approximately $312,000 and 305,000, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease totaled approximately $1.3 million at September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2010 and 2011 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2010. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q3 2011 and Q3 2010 mean the three months ended September 30, 2011 and three months ended September 30, 2010, respectively. In addition, references to YTD 2011 and YTD 2010 mean the nine months ended September 30, 2011 and nine months ended September 30, 2010, respectively.

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

We believe our business model enables us to be nimble in the face of uncertain market conditions. We are focused on legislative trends both at the federal and state levels as the federal government has enacted healthcare reform legislation. We believe that the passage of healthcare reform legislation in the first quarter of 2010 could accelerate the demand for our services.

While we believe we are well positioned to benefit from healthcare reform legislation and to offer our services to a growing population of individuals eligible to receive our services, there can be no assurances that programs under which we provide our services will receive continued or increased funding. Additionally, there can be no assurance of when the legislation will be implemented or when, and if, we will see any positive impact.

We completed our 2011-2012 social services contract renewal cycle with substantially all contracts renewed and with relatively stable rates. With respect to our non-emergency transportation management services segment, or NET Services, we were awarded four of the nine incumbent contracts in Delaware, Pennsylvania, South Carolina and Virginia (one of our largest contracts). Three of the nine incumbent contracts in Arkansas, Georgia and Nevada have yet to be finalized. Moreover, we lost two incumbent contracts in Colorado and Connecticut. In addition, we added new contracts in Michigan, Missouri, Wisconsin and a southern state we are not permitted to identify. Additionally, our new contract awards, and some of our renewed contracts, have come at lower margins relative to historical amounts.

While we believe we are positioned to potentially benefit from recent trends that favor our in-home provision of social services, we believe our business model allows us to make adjustments to help mitigate in part state budget pressures and system reforms that could challenge our overall profit margins.

As of September 30, 2011, we provided social services directly to approximately 57,100 clients, and had approximately 10.4 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from almost 400 locations in 42 states, the District of Columbia and British Columbia.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility, which provides funding for general corporate purposes and acquisitions. We remain focused on reducing our debt and in March 2011 we replaced our then existing credit facility with a new credit agreement and repurchased approximately $20.0 million in principal amount of the 6.5% Convertible Senior Subordinated Notes due 2014, or the Notes, during YTD 2011 as discussed in further detail below under the heading entitled Liquidity and capital resources—Obligations and commitments.

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

As of September 30, 2011, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of September 30, 2011.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2010.

Acquisition

On June 1, 2011, we acquired all the equity interest of The ReDCo Group, Inc., or ReDCo. ReDCo is a Pennsylvania corporation that provides home and community based services. The purchase price of $605,000 was funded by our cash flow from operations. Additionally, we repaid ReDCo’s debt of approximately $8.0 million in connection with the acquisition. Historically, we have provided various management services to ReDCo for a fee under a management services agreement. This acquisition further expands our home and community based services in Pennsylvania.

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

Consolidated Results

The following table sets forth the percentage of consolidated total revenues represented by items in our condensed consolidated statements of income for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenues:
Home and community based services	31.8%	33.0%	33.6%	33.8%
Foster care services	4.1	3.6	4.1	3.7
Management fees	1.5	1.4	1.5	1.4
Non-emergency transportation services	62.6	62.0	60.8	61.1

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	32.9	32.3	33.2	32.4
Cost of non-emergency transportation services	55.8	58.4	53.2	56.7
General and administrative expense	5.6	5.4	5.3	5.3
Depreciation and amortization	1.5	1.4	1.4	1.4

Total operating expenses	95.8	97.5	93.1	95.8

Operating income	4.2	2.5	6.9	4.2

Non-operating expense (income):
Interest expense (income), net	1.8	0.9	1.8	1.1
Loss on extinguishment of debt	—	—	—	0.4

Income before income taxes	2.4	1.6	5.1	2.7
Provision for income taxes	1.1	0.8	2.2	1.1

Net income	1.3%	0.8%	2.9%	1.6%

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

Our NET Services revenue for YTD 2011 as compared to YTD 2010 was favorably impacted by new contracts in Michigan effective January 1, 2011 and Wisconsin effective July 1, 2011, as well as the expansion of current business in our New Jersey and Arkansas markets, and the expansion of our California ambulance commercial and managed care lines of business. We also incurred additional operating and implementation costs related to these market expansions including staffing, training, travel and outreach communication material costs related to our new contracts. Furthermore, while our NET Services revenue was favorably impacted by new contracts and expansion into new and existing markets, we incurred additional NET Services expenses, primarily in New Jersey, due to higher utilization incurred in the additional counties relative to the already established per member per month reimbursement, additional trip volume throughout several other markets, competitive pricing of our new contracts and per member per month reimbursement rate decreases in existing and renewed contracts. This resulted in lower operating income for YTD 2011 as compared to YTD 2010. Effective July 1, 2011, our rates in New Jersey were adjusted to account for a portion of the higher expense incurred to serve the expansion population. This rate increase combined with our ongoing negotiations with our transportation network in New Jersey resulted in a slightly positive operating margin with respect to this contract for Q3 2011. We expect continued revenue growth and we are working to maintain our overall operating margins.

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

Q3 2011 compared to Q3 2010

Revenues

	Three Months Ended September 30,		Percent
	2010	2011	change
Home and community based services	$69,044,692	$77,679,065	12.5%
Foster care services	8,830,292	8,598,022	-2.6%
Management fees	3,339,752	3,228,629	-3.3%
Non-emergency transportation services	135,936,560	146,046,427	7.4%

Total revenues	$217,151,296	$235,552,143	8.5%

Home and community based services. The acquisition of ReDCo in June 2011 added approximately $8.3 million to home and community based services revenue for Q3 2011 as compared to Q3 2010. Additionally, our Q3 2011 revenues were favorably impacted by increased census in certain locations as well as new programs being implemented in various markets. This increase in revenue was partially offset by the impact of the reduction of contract amounts in Arizona and contract terminations in Texas.

Foster care services. Our foster care services revenue declined from Q3 2010 to Q3 2011 primarily as a result of declines in service provided in certain markets due to an emphasis on payer cost containment for Q3 2011 as compared to Q3 2010. We believe the impact of these cost containment measures on our foster care programs will be minimal in future periods.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements remained relatively constant for Q3 2011 as compared to Q3 2010.

Non-emergency transportation services. The increase in NET Services revenue was due to additional membership related to existing contracts, a new contract in Michigan effective January 1, 2011, a new contract in Wisconsin effective July 1, 2011, geographical expansion in certain states including New Jersey and Arkansas and expansion of our commercial ambulance management services with some of the existing entities with which we contract in California. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for Q3 2010 and Q3 2011:

	Three months ended September 30,		Percent
	2010	2011	change
Payroll and related costs	$50,184,261	$55,332,738	10.3%
Purchased services	8,630,510	8,275,800	-4.1%
Other operating expenses	12,621,664	12,145,044	-3.8%
Stock-based compensation	110,416	216,639	96.2%

Total client service expense	$71,546,851	$75,970,221	6.2%

Payroll and related costs. Our payroll and related costs increased from Q3 2010 to Q3 2011 because we added over 600 new employees in connection with the acquisition of ReDCo which resulted in an increase in payroll and related costs of approximately $5.7 million for Q3 2011 as compared to Q3 2010. As a percentage of revenue, excluding NET Services revenue, payroll and related costs remained constant at 61.8% for Q3 2010 and Q3 2011.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Purchased services remained relatively consistent from Q3 2010 to Q3 2011. Included in Q3 2011 were decreased costs related to other support services, foster parent payments, consistent with the decrease in foster care service revenue, and out of home placement costs of approximately $816,000, in the aggregate, as compared to Q3 2010. These decreased costs were partially offset by increased costs related to our workforce development services totaling approximately $327,000. Purchased services, as a percentage of revenue, excluding NET Services revenue, decreased from 10.6% for Q3 2010 to 9.2% for Q3 2011 due to the impact of nominal additional purchased services expense incurred by ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. The acquisition of ReDCo added approximately $1.4 million to other operating expenses for Q3 2011 as compared to Q3 2010. This increase in expense was offset by a decrease of approximately $1.8 million in expense related to our wholly-owned captive insurance subsidiary for workers compensation and general and professional liability estimated claims incurred but not yet reported as determined by actuarial analysis. As a result, other operating expenses, as a percentage of revenue, excluding NET Services revenue, decreased from 15.5% for Q3 2010 to 13.6% for Q3 2011.

Stock-based compensation. Stock-based compensation of approximately $110,000 and $195,000 for Q3 2010 and Q3 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan. In addition, stock-based compensation expense of approximately $22,000 for Q3 2011 was attributable to performance restricted stock units granted to an executive officer during the first quarter of 2011.

Cost of non-emergency transportation services.

	Three months ended September 30,		Percent
	2010	2011	Change
Payroll and related costs	$13,419,047	$14,707,091	9.6%
Purchased services	101,247,430	116,866,737	15.4%
Other operating expenses	6,191,794	5,696,523	-8.0%
Stock-based compensation	221,245	280,592	26.8%

Total cost of non-emergency transportation services	$121,079,516	$137,550,943	13.6%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for Q3 2011 as compared to Q3 2010 was due to additional staff hired in relation to a new Michigan contract effective January 1, 2011 and additional staff hired in the second quarter of 2011 related to a new statewide Wisconsin contract effective July 1, 2011, as well as the expansion of our existing business in the New Jersey and Arkansas markets, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. Payroll and related costs, as a percentage of NET Services revenue, increased slightly from 9.9% for Q3 2010 to 10.1% for Q3 2011.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. In the first quarter of 2011, we expanded the regional and county business in the New Jersey and Arkansas markets, added a new contract in Michigan, effective January 1, 2011, and added a statewide contract in Wisconsin, effective July 1, 2011, which resulted in an increase in purchased transportation costs for Q3 2011 as compared to Q3 2010. As a percentage of NET Services revenue, purchased services increased from approximately 74.5% for Q3 2010 to approximately 80.0% for Q3 2011 due to higher utilization in some of our existing contracts, higher transportation cost contribution in some of the newer priced contracts such as Wisconsin as well as decreases in the per member per month reimbursement rate related to existing and or renewed contracts as in the case of Arkansas and Delaware.

Other operating expenses. Other operating expenses of our NET Services operating segment decreased for Q3 2011 as compared to Q3 2010 due to greater administrative efficiencies from servicing additional contracts. As a result, other operating expenses as a percentage of revenue decreased from 4.6% for Q3 2010 to 3.9% for Q3 2011.

Stock-based compensation. Stock-based compensation expense of approximately $221,000 and $263,000 for Q3 2010 and Q3 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan. Stock-based compensation expense of approximately $17,000 in Q3 2011 is attributable to performance restricted stock units granted to an executive officer during the first quarter of 2011.

General and administrative expense.

Three months ended September 30,		Percent
2010	2011	change
$ 12,172,067	$ 12,690,227	4.3%

The increase in corporate administrative expenses for Q3 2011 as compared to Q3 2010 was primarily a result of an increase in rent and related charges of approximately $676,000 related to the ReDCo acquisition. As a percentage of revenue, general and administrative expense decreased from 5.6% for Q3 2010 to 5.4% for Q3 2011.

Depreciation and amortization.

Three months ended September 30,		Percent
2010	2011	change
$ 3,174,945	$ 3,401,914	7.1%

As a percentage of revenues, depreciation and amortization was approximately 1.5% for Q3 2010 and 1.4% for Q3 2011.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $185.9 million at September 30, 2010 to $153.0 million at September 30, 2011, which was a significant factor contributing to the decrease in our interest expense for Q3 2011 as compared to Q3 2010. Additionally, in March 2011, our interest rate decreased from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt.

Interest income. Interest income for Q3 2010 and Q3 2011 was approximately $62,000 and $53,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for Q3 2010 and Q3 2011 was 45.2% and 48.5%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% in each period due primarily to state taxes. Additionally, the 2011 tax rate was impacted by higher non-deductible stock option expenses as compared to 2010. The 2011 rate also was impacted by the lower projected net income for 2011 versus 2010.

YTD 2011 compared to YTD 2010

Revenues

	Nine Months Ended September 30,		Percent
	2010	2011	change
Home and community based services	$222,060,206	$236,259,508	6.4%
Foster care services	26,837,858	25,517,914	-4.9%
Management fees	10,019,559	9,908,632	-1.1%
Non-emergency transportation services	401,513,512	426,982,486	6.3%

Total revenues	$660,431,135	$698,668,540	5.8%

Home and community based services. The acquisition of ReDCo in June 2011 added approximately $12.1 million to home and community based services revenue for YTD 2011 as compared to YTD 2010. For YTD 2011, our revenues were favorably impacted by increased census in certain locations, favorable weather experienced in the first quarter of 2011 as compared to the first quarter of 2010 in our markets located on the East coast and expansion of existing contracts and implementation of new programs in various markets. This increase in revenue was partially offset by the impact of state budget constraints in Nevada, decreases in cost reimbursements in Michigan that were attributable to contract start-up costs during the first half of 2010, reduction of contract amounts in Arizona and contract terminations in Texas.

Foster care services. Our foster care services revenue declined from YTD 2010 to YTD 2011 primarily as a result of decreased service provided in certain markets due to an emphasis on payer cost containment. Our efforts in the Tennessee market to increase census have reduced the revenue impact of State system changes whereby clients are being referred into lower levels of foster care services and earlier discharges are occurring with referrals to alternative home and community based services, as appropriate.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements remained relatively constant for YTD 2011 as compared to YTD 2010.

Non-emergency transportation services. The increase in NET Services revenue was due to additional membership related to existing contracts, a new contract in Michigan effective January 1, 2011, a new statewide contract in Wisconsin effective July 1, 2011, geographical expansion in certain states including New Jersey and Arkansas, as well as expansion of our commercial ambulance management services with some of the existing entities with which we contract in California. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for YTD 2010 and 2011:

	Nine months ended September 30,		Percent change
	2010	2011
Payroll and related costs	$155,381,237	$164,055,383	5.6%
Purchased services	26,069,052	25,280,114	-3.0%
Other operating expenses	37,452,194	36,286,623	-3.1%
Stock-based compensation	152,621	567,440	271.8%

Total client service expense	$219,055,104	$226,189,560	3.3%

Payroll and related costs. We added over 600 new employees in connection with the acquisition of ReDCo which resulted in an increase in payroll and related costs of approximately $7.7 million for YTD 2011 as compared to YTD 2010. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 60.0% for YTD 2010 to 60.4% for YTD 2011.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Purchased services remained relatively consistent from YTD 2010 to YTD 2011. Included in YTD 2011 were decreased costs related to other support services, out of home placements and foster parent payments, consistent with the decrease in foster care service revenue, aggregating approximately $2.1 million. These decreases were offset by increased workforce development expenses of approximately $1.0 million as compared to YTD 2010. Purchased services, as a percentage of revenue, excluding NET Services revenue, decreased from 10.1% for YTD 2010 to 9.3% for YTD 2011 due to the impact of nominal additional purchased services expense incurred by ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. Included in YTD 2010 was a reserve for receivables that remained uncollected beyond 365 days at that time resulting in a $1.2 million decrease in bad debt expense from YTD 2010 to YTD 2011, as a similar level of reserve was not required for YTD 2011. Additionally, for YTD 2011, expense related to our wholly-owned captive insurance subsidiary for workers compensation and general and professional liability estimated claims incurred but not yet reported as determined by actuarial analysis decreased approximately $1.3 million as compared to YTD 2010. Procurement of supporting equipment, primarily for new locations, also decreased approximately $797,000 from YTD 2010. These decreases in expense were partially offset by the acquisition of ReDCo that added approximately $2.0 million to other operating expenses for YTD 2011 as compared to YTD 2010. This resulted in a decline in other operating expenses, as a percentage of revenue, excluding NET Services revenue, from 14.5% for YTD 2010 to 13.4% for YTD 2011.

Stock-based compensation. Stock-based compensation of approximately $153,000 and $464,000 for YTD 2010 and YTD 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Plan. In addition, stock-based compensation expense of approximately $104,000 for YTD 2011 was attributable to performance restricted stock units granted to an executive officer during the first quarter of 2011.

Cost of non-emergency transportation services.

	Nine months ended September 30,		Percent Change
	2010	2011
Payroll and related costs	$39,622,606	$42,497,348	7.3%
Purchased services	294,962,803	335,225,721	13.7%
Other operating expenses	16,120,502	17,295,318	7.3%
Stock-based compensation	423,157	868,343	105.2%

Total cost of non-emergency transportation services	$351,129,068	$395,886,730	12.7%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for YTD 2011 as compared to YTD 2010 was due to additional staff hired in relation to a new Michigan contract effective January 1, 2011 and additional staff hired in relation to a new statewide Wisconsin contract effective July 1, 2011, as well as the expansion of our existing business in the New Jersey and Arkansas markets, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. As a percentage of NET Services revenue, payroll and related costs increased slightly from 9.9% for YTD 2010 to 10.0% for YTD 2011.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. In the first quarter of 2011, we expanded the regional and county business in the New Jersey and Arkansas markets and added new contracts in Michigan and Wisconsin resulting in an increase in purchased transportation costs for YTD 2011 as compared to YTD 2010. As a percentage of NET Services revenue, purchased services increased from approximately 73.5% for YTD 2010 to approximately 78.5% for YTD 2011 due to higher utilization in some of our existing contracts, higher transportation cost contribution in some of the newer priced contracts such as Michigan and Wisconsin as well as decreases in the per member per month reimbursement rate related to existing and renewed contracts as in the case of Arkansas and Delaware.

Other operating expenses. Other operating expenses of our NET Services operating segment increased for YTD 2011 as compared to YTD 2010 due to costs associated with responding to new business opportunities including on the ground resources for outreach and research efforts as well as startup and implementation costs incurred during YTD 2011 associated with new contracts. As a result, other operating expenses as a percentage of revenue increased from 4.0% for YTD 2010 to 4.1% for YTD 2011.

Stock-based compensation. Stock-based compensation expense of approximately $423,000 and $784,000 for YTD 2010 and YTD 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan. Stock-based compensation expense of approximately $84,000 in YTD 2011 is attributable to performance restricted stock units granted to an executive officer during the first quarter of 2011.

General and administrative expense.

Nine months ended September 30,		Percent change
2010	2011
$ 34,739,527	$37,027,180	6.6%

The net increase in corporate administrative expenses for YTD 2011 as compared to YTD 2010 was primarily a result of increased stock-based compensation of approximately $1.4 million (including approximately $408,000 related to performance restricted stock units that were granted during the first quarter of 2011), a decrease of approximately $2.1 million in incentive compensation, increased accounting and tax planning fees of approximately $566,000 as well as an increase in rent and related costs of approximately $1.8 million, including approximately $946,000 related to the ReDCo acquisition. As a percentage of revenue, general and administrative expense remained constant at 5.3% for YTD 2010 and YTD 2011.

Depreciation and amortization.

Nine months ended September 30,		Percent change
2010	2011
$ 9,428,018	$9,979,490	5.8%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for YTD 2010 and YTD 2011.

Non-operating (income) expense

Interest expense. Decreased interest expense for YTD 2011 as compared to YTD 2010 was primarily due to the decrease in our debt obligations and decrease in our interest rate from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt in March 2011. Our current and long-term debt obligations have decreased to approximately $153.0 million at September 30, 2011 from $185.9 million at September 30, 2010.

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

Interest income. Interest income for YTD 2010 and YTD 2011 was approximately $189,000 and $161,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for YTD 2010 and YTD 2011 was 43.1% and 40.7%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% in each period due primarily to state taxes. Additionally, as a result of the finalization of our estimated income by jurisdiction for 2010, we recognized a tax benefit of approximately $440,000 during YTD 2011 to reflect our revised estimated effective state income tax rate. The 2011 tax rate was also impacted by higher non-deductible stock option expenses as compared to 2010.

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

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our operating segments, and from our revolving credit facility.

Sources of cash for YTD 2011 were primarily from operations and our revolving credit facility. Our balance of cash and cash equivalents was approximately $61.3 million at December 30, 2010 and $48.5 million at September 30, 2011. Approximately $2.9 million of cash was held by WCG International Ltd. (our foreign wholly-owned subsidiary), or WCG, at September 30, 2011 and was not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $16.4 million and $16.3 million at December 31, 2010 and September 30, 2011, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At December 31, 2010 and September 30, 2011, our total debt was approximately $182.3 million and $153.0 million, respectively.

Cash flows

Operating activities. Net income of approximately $11.3 million plus non-cash depreciation, amortization, amortization of deferred financing costs, loss on extinguishment of debt, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $19.2 million was partially offset by the growth of our accounts receivable of approximately $2.4 million and prepaid expenses and other assets of approximately $3.2 million for YTD 2011. The growth of our prepaid expenses and other assets during YTD 2011 was primarily attributable to an increase in prepaid insurance, as we renewed our insurance contracts during the second quarter of 2011, and estimated tax payments we made during 2011.

Decreases in other receivables, primarily related to the collection of insurance premiums receivable by Provado Insurance Services, Inc., or Provado, resulted in an increase in cash provided by operations of approximately $1.9 million. Additionally, the decrease in management fee receivable resulted in additional cash provided by operations of approximately $2.0 million. A net decrease in accounts payable and accrued expenses resulted in cash used in operating activities of approximately $96,000, while decreases in deferred revenue resulted in cash used in operation activities of approximately $2.8 million. Increases in accrued transportation costs, due to higher utilization, resulted in cash provided by operating activities of approximately $5.3 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $609,000. As a result of the foregoing, net cash flows from operating activities totaled approximately $31.9 million for YTD 2011.

Investing activities. Net cash used in investing activities totaled approximately $12.6 million for YTD 2011. We spent approximately $8.7 million, net, for property and equipment to support the growth of our operations. In association with the acquisition of ReDCo, we paid a purchase price of $605,000, repaid ReDCo’s debt balance of approximately $8.0 million and assumed cash of approximately $3.3 million, which resulted in a net outflow of cash of approximately $5.3 million. Changes in restricted cash, primarily related to cash restricted in relation to our auto liability program, resulted in cash provided by investing activities of approximately $1.4 million.

Financing activities. Net cash used in financing activities totaled approximately $32.0 million for YTD 2011. We borrowed $100.0 million on our term loan and $15.0 million on our revolving loan under our new credit facility. Additionally, we repaid $5.0 million of our term loan and $7.0 million of our revolving loan under our new credit facility. We also repaid approximately $112.3 million of long-term debt under our old credit facility during this period and paid financing fees associated with the refinancing of our long-term debt, of which approximately $389,000 were expensed and approximately $2.2 million were deferred and are being amortized over the life of the credit facility, during YTD 2011. We also repurchased approximately $20.0 million in principal amount of the Notes during YTD 2011.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for YTD 2011 was a decrease to cash of approximately $84,000.

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

During YTD 2011, we repurchased approximately $20.0 million principal amount of the Notes with cash.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at September 30, 2011 was 2.98%. Interest on the loans is payable at least once every three months in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. We were in compliance with all financial covenants as of September 30, 2011.

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

Borrowings under the revolving credit facility totaled $8.0 million as of September 30, 2011. Additionally, $25 million of the revolving credit facility may be allocated to collateralize certain letters of credit. As of September 30, 2011, there were three letters of credit in the amount of approximately $3.7 million collateralized under the revolving credit facility. At September 30, 2011, our available credit under the revolving credit facility was $28.3 million.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of September 30, 2011, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of September 30, 2011, 17 highly compensated employees participated in this plan.

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

Management fee receivable at December 31, 2010 and September 30, 2011 totaled $5.8 million and $3.8 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of September 30 and December 31, 2010 and March 31, June 30 and September 30, 2011:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2010	$1,004,759	$649,934	$669,399	$1,802,459	$2,082,125
December 31, 2010	$1,167,397	$723,962	$642,686	$1,802,847	$1,502,843
March 31, 2011	$1,019,158	$632,816	$642,159	$1,936,269	$1,727,185
June 30, 2011	$891,478	$585,124	$546,777	$1,376,551	$1,192,619
September 30, 2011	$1,040,141	$720,301	$520,413	$1,450,984	$107,100

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

Our days sales outstanding for our managed entities decreased from 156 days at December 31, 2010 to 104 days at September 30, 2011, which was partly attributable to our purchase of ReDCo who fully paid their management fees prior to our acquisition of the entity in June 2011.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2011 was approximately $2.9 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2011 was approximately $4.5 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2011 was approximately $3.3 million. We recorded a corresponding receivable from third-party insurers and liability at September 30, 2011 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $8.8 million and $9.9 million at December 31, 2010 and September 30, 2011, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at September 30, 2011 was approximately $4.2 million. Effective February 15, 2011, Provado does not intend to renew its reinsurance agreement and will not assume liabilities for policies commencing after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

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

Providence Liability Insurance Coverages

During the third quarter of 2011, we increased our director and officer liability insurance coverage limits and added insurance coverage for network security and privacy. The table below summarizes our liability insurance programs as of September 30, 2011.

Coverage Type	Coverage Limit	Reinsurance
Automobile	$2,000,000	—
Crime	$5,000,000	—
Director & Officer Liability	$20,000,000	—
Employed Lawyers	$1,000,000	—
Employment Practices Liability	$5,000,000	—
Network Security and Privacy	$5,000,000	—
General & Professional Liability	$1,000,000 per loss; $5,000,000 aggregate	Fully reinsured by SPCIC
Umbrella	$25,000,000 in excess of general and professional liability and auto liability	—
Workers’ Compensation	Statutory amounts	Reinsured by SPCIC up to $250,000 per claim with a $6,000,000 aggregated limit

While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud or punitive damages, could adversely affect our cash flow and financial condition.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of September 30, 2011, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.3 million and $1.4 million as of December 31, 2010 and September 30, 2011, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of September 30, 2011:

	At September 30, 2011
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$152,993	$10,000	$73,743	$69,250	$—
Interest (1)	20,239	6,260	11,565	2,414	—
Purchased services commitments	135	131	4	—	—
Capital Leases	49	22	27	—	—
Operating Leases	42,706	13,980	17,589	6,932	4,205

Total	$216,122	$30,393	$102,928	$78,596	$4,205

(1)	Future interest payments have been calculated at rates that existed as of September 30, 2011.

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

In September 2011, the FASB issued ASU 2011-08-Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We believe that ASU 2011-08 will not have an impact on our consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated to determine whether adoption will have a material impact on our consolidated financial statements.

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

Interest rate and market risk

As of September 30, 2011, we had borrowings under our term loan of approximately $95.0 million and borrowings under our revolving line of credit of approximately $8.0 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 2.75% per annum as of September 30, 2011. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.5 million over the remaining term of the Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of approximately $50.0 million outstanding at September 30, 2011 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored social services to individuals and families pursuant to almost 600 contracts as of September 30, 2011. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% of our revenue for the nine months ended September 30, 2010 and 2011. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the nine months ended September 30, 2011, we conducted a portion of our operations in Canada through WCG. At September 30, 2011, approximately $13.6 million, or 13.3%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2011) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2011.

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

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 4, 2011	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	By:	/S/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101. INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.