Form 10-K
period 2011-12-31
PROVIDENCE SERVICE CORP
filed 2012-03-15
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was $161 million.

As of March 12, 2012, there were outstanding 13,006,842 shares (excluding treasury shares of 623,576) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K; provided, however, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

1

PART I

Item 1.	Business.

Development of our business

We provide and manage government sponsored social services and non-emergency transportation services. With respect to our social services, our counselors, social workers and behavioral health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the social services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. We do not own or operate any hospitals or residential treatment centers. Instead, we provide social services primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life. With respect to our non-emergency transportation services, we manage and arrange for client transportation to health care related facilities and services for state or regional Medicaid agencies, health maintenance organizations, or HMOs, and commercial insurers.

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

• Correctional Services Business of Maximus, Inc.

2008

• Camelot Community Care, Inc. (substantially all of the assets in Illinois and Indiana)

• AmericanWork, Inc.

No acquisitions were completed in 2009 and 2010. On June 1, 2011, we acquired all of the equity interest of The ReDCo Group, Inc., or ReDCo. ReDCo is a Pennsylvania corporation that provides home and community based services. The purchase price consisted of cash in the amount of $605,000. Additionally, we repaid ReDCo’s debt of approximately $8.0 million in connection with the acquisition. Historically, we have provided various management services to ReDCo for a fee under a management services agreement. This acquisition further expands our home and community based services in Pennsylvania.

Since our inception, we have grown from 1,333 clients served in a single state to approximately 80,600 clients served either directly or through our managed entities. Additionally, 11.3 million individuals were eligible to receive services under our non-emergency transportation services contracts as of December 31, 2011. We, and our managed entities, operate from an aggregate of approximately 500 locations in 42 states, the District of Columbia and British Columbia as of December 31, 2011.

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

Financial information about our segments

Since December 2007, we began operating in two segments: Social Services and Non-Emergency Transportation Services, or NET Services. Financial information about segments and geographic areas, including revenues, net income and long-lived assets of each segment and from domestic and foreign operations for the Company as a whole is included in Note 9 of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference.

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

For 2009, 2010 and 2011, our home and community based services accounted for 36.1%, 33.3% and 33.4%, respectively, of our consolidated revenue.

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

A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable pursuant to a fixed monthly fee. Approximately 70.6%, 68.1% and 71.1% of our Social Services operating segment revenue for the fiscal years ended December 31, 2009, 2010 and 2011 was related to fee-for-service arrangements. A significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations). Additionally, these contracts permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services, we derived approximately 12.6%, 11.7% and 11.5% of our social services revenue for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Our cost reports are routinely audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 18.5%, 21.3% and 19.3% of our Social Services operating segment revenue for the years ended December 31, 2009, 2010 and 2011.

We provide services under one annual block purchase contract in Arizona with The Community Partnership of Southern Arizona. We are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. We are obliged to provide services only to those clients with a demonstrated medical necessity. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. The annual block purchase contract represented 6.7%, 6.7% and 6.1% of our Social Services operating segment revenue for the years ended December 31, 2009, 2010 and 2011, respectively.

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships or providing administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Typically these organizations are separately incorporated and organized with their own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 4.2%, 4.0% and 3.5% of our Social Services operating segment revenue for the years ended December 31, 2009, 2010 and 2011.

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

NET Services

Services offered. As a result of our acquisition of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare, we are the preferred provider of non-emergency transportation management servicing clients under more than 70 contracts in 34 states and the District of Columbia. We provide responsive and innovative solutions for a healthcare recipient’s transportation needs through centralized call processing, development and management of transportation networks and through the use of proprietary technologies. Our current payers include state Medicaid programs, local government agencies, hospital systems and HMOs providing Medicare, Medicaid and commercial products. For 2009, 2010 and 2011 our NET services accounted for 57.5%, 61.1% and 61.7%, respectively, of our consolidated revenue.

We provide services to a wide variety of people with varying needs. Our clients are primarily state Medicaid agencies, and private managed care organizations and HMOs. Non-emergency transportation services are provided to individuals with limited mobility, people with limited means of transportation, and people with disabilities that prevent them from using conventional methods of transportation. The majority of our programs provide Medicaid non-emergency transportation services to Medicaid members who lack their own means of transportation. Utilization rates and vehicle requirements differ depending on the individual’s condition, the location of the individual relative to the final destination, and other available transportation systems. We also provide school transportation services to school children, including special needs students who are physically fragile, or mentally ill children who cannot commute to school via traditional mainstream transportation and/or need to be taken out of school for therapy.

As a transportation logistics manager, we match transportation services with the recipient’s needs. We employ a proprietary information technology platform and operational processes to manage the transportation services that we outsource to a network of local third party transportation providers. We typically do not provide direct transportation to end users. Rather, to fulfill requests under our contracts, we subcontract with local transportation providers, such as van, cab and ambulance companies. We receive transportation requests from members or their representatives (such as social workers) and arrange for the least costly and most effective transportation. We process transportation requests at one of our 14 regional call centers and assign appropriate local transportation providers. These decisions are aided by our proprietary logistics software. After we assign an appropriate transportation provider to the member we carefully monitor the transportation service provided to ensure that the transport was completed before we pay the transportation vendor. We do not normally pay for services if the member does not show up for transport or if the transport is not completed. A majority of the requests for transportation are standing orders, mostly for patients who require frequent, recurring services such as dialysis treatment. Other transportation requests are required to be scheduled with 48 to 72 hour advance notice, with a small number of requests scheduled on the same day, such as with hospital discharges.

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

Revenue and payers. We contract primarily with state and local government entities, HMOs and commercial insurers. Approximately 88% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. These contracts are generally structured with per member per month rates and have renegotiation or price increase triggers. Typical state payer contracts cover three to five years with renewal options and range in size from approximately $1 million to $110 million annually. Approximately 12% of our non-emergency transportation services revenue is derived from fee-for-service and fixed cost contracts. Our school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services we derived approximately 15%, 13% and 13% of our non-emergency transportation services revenue for the years ended December 31, 2009, 2010 and 2011, respectively. Additionally, under our contract with the State of New Jersey, we derived approximately 8%, 15% and 18% of our non-emergency transportation services revenue for the years ended December 31, 2009, 2010 and 2011, respectively. Our next three largest payers comprised approximately 23%, 21% and 19% of our non-emergency transportation services revenue for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Competition. We compete with a variety of organizations that provide similar non-emergency transportation services to Medicaid eligible beneficiaries in local markets such as American Medical Response, Coordinated Transportation Solutions, Inc., First Transit, Inc., Medical Transportation Management Inc., MV Transportation, Inc., and Southeast Trans. as well as a host of local/regional transportation providers. Most local competitors may seek to win contracts for specific counties or small geographic territories whereas we and the larger competitors listed above, seek to win contracts for the entire state or large regional areas. Historically, we have been successful in competitively bidding our non-emergency transportation management services for state-wide or other large Medicaid population programs, as well as specialized non-emergency transportation benefits often offered to populations covered by managed care organizations. We compete based on our technical expertise and experience, which is delivered in a high service, competitive price environment although we are not necessarily the lowest priced management service provider. We have experienced, and expect to continue to experience, competition from new entrants into our markets that may be able to provide services at a lower cost. Regardless of how well we perform under our contracts (based on service or cost), we face competitive rebid situations from time to time. Increased competitive pressure could result in pricing pressures, loss of or failure to gain market share or loss of payers, any of which could harm our business.

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

Employees

As of December 31, 2011, our operations were conducted with approximately 7,600 clinical, client service representatives and administrative personnel. The operations of the entities we manage were conducted with nearly 3,000 clinical and administrative personnel.

Prior to July 31, 2011, we had a collective bargaining agreement with the Service Employees International Union, Local 760 which covered approximately 130 part time employees in Connecticut under our special needs school transportation contract. Effective July 31, 2011, this collective bargaining agreement was cancelled and all of the employees covered under this agreement were terminated.

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

President Obama’s proposed budget for fiscal year 2013 seeks to reduce spending for federal health care programs by approximately $360 billion over the next decade. As funding under our contracts is dependent in part upon federal funding, such funding changes, if adopted, could have a significant effect upon our business.

Surveys and audits

Our programs are subject to periodic surveys by government authorities and/or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, we will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

•	the imposition of fines or penalties;

•	temporary suspension of admission of new clients to our program’s service;

•	in extreme circumstances, exclusion from participation in Medicaid or other programs;

•	revocation of our license; or

•	contract termination.

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

The domestic economic downturn in recent years and current uncertain economic environment could cause a severe disruption in our operations.

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

•

We may not be able to borrow additional funds under our current credit facilities and may not be able to expand our current facility if participating lenders become insolvent or their liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term or renew it on terms that are favorable to us. Further, if we are unable to reduce the amount of our 6.5% convertible senior subordinated notes due 2014 by September 30, 2013 to $25.0 million or less (from approximately $50.0 million at December 31, 2011), the maturity date of our current credit facilities may accelerate and our obligations under these facilities may become due and payable in 2013, which could have a material adverse affect on our liquidity and capital resources (as discussed in further detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading entitled Liquidity and capital resources—Liquidity matters).

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

As of December 31, 2011, our total consolidated long-term debt was $150.5 million. On March 11, 2011, we refinanced our then existing debt under a new credit agreement. Under the repayment terms of the new credit agreement, we are obligated to repay the term loan in quarterly installments on the last day of each calendar quarter, which commenced on June 30, 2011, so that the following percentages of the outstanding principal amount will be paid as follows: 10% in year one, 10% in year two, 15% in year three, 15% in year four and the remaining balance in year five.

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

President Obama’s proposed budget for fiscal year 2013 seeks to reduce spending for federal health care programs by approximately $360 billion over the next decade. As funding under our contracts is dependent in part upon federal funding, such funding changes, if adopted, could have a significant effect upon our business.

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

We provide, or manage the provision of, government sponsored social services and non-emergency transportation services to individuals and families who are eligible for government assistance pursuant to federal mandate with respect to government sponsored social services and members of the disability community, or senior citizens with respect to non-emergency transportation services under various contracts with state and local governmental entities. We generate a significant amount of our revenues from a few payers under a small number of contracts. For example, in 2010 and 2011 we generated approximately 48.8% and 48.6%, respectively, of our total revenue from ten payers. Additionally, our top five payers related to our NET Services operating segment represent, in the aggregate, approximately 47%, 49% and 49%, respectively, of our NET Services operating segment revenue for the years ended December 31, 2009, 2010 and 2011. The top five payers related to our Social Services operating segment represent, in the aggregate, approximately 36%, 36% and 38%, respectively, of our Social Services operating segment revenue for the years ended December 31, 2009, 2010 and 2011. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

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

Additionally, approximately 88% of our non-emergency transportation services revenue is generated under capitated contracts with the remainder generated through fee-for service and fixed cost contracts. Under our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local van, cab and ambulance companies on a per ride or per mile basis. We use a “pricing model” to determine applicable contract rates, which take into account factors, such as estimated utilization, state specific data, previous experience in the state and/or with similar services, estimated volume and availability of mass transit. The amount of the fixed monthly per member per month fee is determined in the bidding process but predicated on actual historical transportation data for the subject geographic region (provided by the payer), actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may not be profitable.

Approximately 21.3% and 19.3% of our social services revenues or approximately 8.3% and 7.4% of our consolidated revenues for the years ended December 31, 2010 and 2011, respectively, were derived from cost based service contracts for which we record revenue based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs, which puts us at risk that we may be required to subsequently refund a portion of the excess funds, if any.

Our cost based service contracts require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. For the years ended December 31, 2010 and 2011, revenues from these contracts represented approximately 8.3% and 7.4% of our total revenues for the respective period. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds.

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

We are focused on legislative trends at the federal level as the federal government has enacted healthcare reform legislation. While we believe that the passage of healthcare reform legislation in the first quarter of 2010 could accelerate the demand for our services, there can be no assurances that programs under which we provide our services will receive continued or increased funding. President Obama’s 2013 fiscal year budget seeks to decrease spending for federal health care programs by $360 billion over the next decade. Such funding, if adopted, could have a significant effect upon our business. Recent judicial challenges to health care reform laws may delay or limit the implementation of health care reform and there can be no assurance of when, or if, the legislation will be fully implemented or when, and if, we will see any positive impact.

Our strategic relationships with certain not-for-profit and tax exempt entities are subject to tax and other risks.

Since some government agencies in certain of our markets prefer or require contracts for privatized social services to be administered through not-for-profit organizations, we rely on our long-term relationships with not-for-profit organizations to provide services to these government agencies. We currently maintain strategic relationships with 15 not-for-profit social services organizations with which we have management contracts of varying lengths, 13 of which are federally tax exempt organizations.

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

Our business is subject to security breaches and attacks.

We provide human services and therefore our information technology systems store customer information protected by numerous federal and state regulations. Since our systems include interfaces to third-party stakeholders, often connected via the Internet, we are subject to cybersecurity risks. The nature of our business, where services are often performed outside a secured location, adds additional risk. While we have implemented measures to detect and prevent security breaches and cyber-attacks, our measures may not be effective. Any security breach or loss of data could adversely affect our business and, as a result, we could incur liability, regulatory actions, fines or litigation.

Our international operations expose us to various risks, any number of which could harm our business.

We operate in Canada through our wholly-owned subsidiary, WCG International Consultants Ltd., and as a result, we are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things:

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

We lease our approximately 11,000 square foot corporate office building in Tucson, Arizona under a five year lease, with two additional three year renewal options. The lease is currently in its second year. The monthly base rental payment under this lease as of December 31, 2011 in the amount of approximately $18,100 is subject to an annual Consumer Price Index adjustment increase over the initial term of the lease. We also lease office space for other administrative services in Tucson. The lease terms vary and are in line with market rates. In connection with the performance of our contracts and the contracts of our managed entities within our Social Services operating segment, we lease 317 offices and the entities we manage lease 109 offices for management and administrative functions. In connection with the performance of our contracts within our NET Services operating segment, we lease 33 offices for management and administrative functions. The lease terms vary and are generally at market rates.

We acquired a 5,760 square foot office building in Pottsville, Pennsylvania in connection with the acquisition of Providence Community Services, Inc. (formerly known as Pottsville Behavioral Counseling Group, Inc.), which is free of any mortgage. Additionally, with the acquisition of ReDCo, we acquired approximately 40 buildings in Pennsylvania which are free from any mortgages.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 12, 2012, there were six holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2011
Fourth Quarter	$14.20	$9.36
Third Quarter	$13.51	$8.35
Second Quarter	$15.09	$11.34
First Quarter	$18.00	$13.38
2010
Fourth Quarter	$18.27	$15.13
Third Quarter	$16.65	$11.88
Second Quarter	$18.57	$13.74
First Quarter	$16.83	$11.28

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Nasdaq Health Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2006.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our credit agreement. The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data, other financial data and other data. The selected consolidated financial data for the years ended December 31, 2009, 2010 and 2011 and as of December 31, 2010 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2007 and 2008 and as of December 31, 2007, 2008 and 2009 are derived from our audited consolidated financial statements not included in this report. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Fiscal Year Ended December 31,
	2007(4)(10)	2008(1)(4)(7)(10)	2009(1)(9)(10)	2010(9)(10)	2011(1)(4)(9) (10)(12)
	(dollars in thousands)
Statement of operations data:
Revenues:
Home and community based services	$216,583	$258,003	$289,007	$292,735	$314,556
Foster care services	25,648	32,343	37,284	35,548	34,204
Management fees	20,069	20,217	14,447	13,638	12,679
Non-emergency transportation services	22,867	381,107	460,275	537,776	581,541

Total revenues	285,167	691,670	801,013	879,697	942,980
Operating expenses:
Client service expense	204,021	253,652	275,126	289,152	304,407
Cost of non-emergency transportation services	19,570	356,271	415,300	474,129	539,417
General and administrative expense	30,875	48,412	44,010	46,461	48,861
Asset impairment charges	—	169,930	—	—	—
Depreciation and amortization	4,989	12,722	12,852	12,652	13,656

Total operating expenses	259,455	840,987	747,288	822,394	906,341

Operating income (loss)	25,712	(149,317)	53,725	57,303	36,639
Non-operating (income) expenses
Interest expense, net	1,601	18,599	20,432	16,011	10,001
Loss on extinguishment of debt	—	—	—	—	2,464
(Gain) on bargain purchase	—	—	—	—	(2,711)

Income (loss) before income taxes	24,111	(167,916)	33,293	41,292	26,885
Provision (benefit) for income taxes	9,722	(12,311)	12,167	17,665	9,945

Net income (loss)	$14,389	$(155,605)	$21,126	$23,627	$16,940

	Fiscal Year Ended December 31,
	2007(4)	2008(4)(7)	2009	2010(11)	2011(4)(11)
	(dollars in thousands, except per share data and “Other data”)
Net earnings (loss) per share data:
Diluted	$1.19	$(12.42)	$1.60	$1.78	$1.27
Weighted average shares outstanding:
Diluted	12,047	12,532	13,211	14,965	13,322
Other financial data:
Managed entity revenue(1) (unaudited)	$225,018	$242,855	$216,628	$209,781	$183,203
Other data(2) (unaudited):
States served(2)	38	43	43	43	42
Locations	410	438	427	435	501
Employees	9,864	10,473	10,414	10,309	10,555
Direct	5,572	6,271	7,015	6,983	7,596
Managed	4,292	4,202	3,399	3,326	2,959
Contracts	958	1,039	1,005	982	972
Direct	638	716	734	704	709
Managed	320	323	271	278	263
Clients(3)	7,276,195	6,413,756	7,778,983	8,310,056	11,399,520
Direct	52,570	62,820	62,213	58,088	60,956
Managed	23,625	24,494	19,645	19,766	19,662
Non-emergency transportation services(3)	7,200,000	6,326,442	7,697,125	8,232,202	11,318,902

	As of December 31,
	2007(5)(6)	2008(7)	2009(8)	2010(8)	2011(12)
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$35,379	$29,364	$51,157	$61,261	$43,184
Total assets	551,984	365,663	383,107	386,933	379,053
Total current liabilities	96,416	90,207	117,153	113,693	106,887
Long-term obligations, less current portion	236,469	223,494	186,732	164,190	140,493
Other liabilities	30,790	14,071	16,884	20,301	22,650
Total stockholders’ equity	188,309	37,891	62,338	88,749	109,023

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

The decrease in management fees for 2010 as compared to 2009 was primarily attributable to one of our managed entities disposing of assets resulting in less revenue earned by the entity. Our management fees are based on the managed entity’s revenue and resulted in a decrease in our management fees. As a result of our acquisition of ReDCo on June 1, 2011, we began consolidating the financial results of this entity, which resulted in a decrease in management entity revenue of approximately $31.3 million for 2011 as compared to 2010, as well as a decrease in management fees of approximately $1.1 million for 2011 as compared to 2010. Additionally, this acquired entity contributed $20.3 million of home and community based service revenue during 2011.
(2)	“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities except for non-emergency transportation services where the data represents the number of members enrolled under our non-emergency transportation capitated contracts as of the end of the last month of the period presented. “States served” excludes the District of Columbia and British Columbia. “Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.
(3)	Non-emergency transportation services clients represent the number of individuals eligible to receive non-emergency transportation services.
(4)	Several acquisitions were completed in the fiscal years ended December 31, 2007, 2008 and 2011, which affected the comparability of the information reflected in the selected financial data. See the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for more information.
(5)	In February 2007, our board of directors approved a stock repurchase program whereby we may repurchase shares of our common stock from the open market from time to time. As of December 31, 2007, we spent approximately $10.9 million to purchase 462,500 shares of our common stock in the open market under this program. The shares of our common stock repurchased were placed into treasury. No shares of our common stock were repurchased under this program during 2008, 2009, 2010 and 2011.
(6)	As a result of our acquisition activity during 2007, we incurred approximately $243.0 million of debt obligations by issuing $70.0 million of the subordinated notes and drawing down $173.0 million under our credit and guaranty agreement with CIT Healthcare LLC.
(7)	Due to the significant and sustained decline in our market capitalization and the uncertainty in the state payer environment as well as the impact of related budgetary decisions on our earnings, we initiated asset impairment tests and, based on the results, we recorded asset impairment charges totaling approximately $169.9 million related to our goodwill and other intangible assets for the year ended December 31, 2008.
(8)	In the fourth quarter of 2009 and the first quarter of 2010, we prepaid $20.0 million and $5.0 million, respectively, of our term loan debt under the credit and guaranty agreement, as amended. Our current and long-term debt obligations decreased to approximately $182.3 million at December 31, 2010 from $204.2 million at December 31, 2009 and from $237.8 million at December 31, 2008.
(9)	Non-emergency transportation services revenue for 2009, 2010 and 2011 was positively impacted by the effect of membership increases related to new and existing contracts and negotiated rate increases throughout a number of contracts due to increased utilization, program enhancements and future projected program costs. In addition, utilization of our education and other school-based programs increased significantly in 2009 compared to the utilization levels in 2008. For a more detailed discussion of the effects of the events noted above on our revenue and operating margin for 2011 as compared to 2010 and 2010 as compared to 2009, see the year-to-year analysis included in Item 7 “Management’s Discussion of Financial Condition and Results of Operations” of this report.
(10)

Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2007, 2009, 2010 and 2011 due primarily to state income taxes, net of federal benefit and other non-deductible expenses. In 2011, these items were partially offset by the impact of the gain on bargain purchase of approximately $2.7 million related to a June 2011 acquisition, recorded net of deferred taxes, which is not subject to income taxation. Additionally, in 2009, these items were partially offset by total tax benefits of

$1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns. The $1.4 million true up was primarily attributable to reconciling our estimated liabilities using a blended state tax rate to actual state tax return amounts. For 2008, approximately $133.2 million of the total goodwill impairment charge of approximately $156.7 million was not deductible for income tax purposes as the goodwill was related to our acquisition of the equity interest in several businesses. As a result, our effective income tax rate for 2008 decreased.
(11)	The decrease in the number of direct clients served from 2009 to 2010 was primarily due to the termination of certain programs and a change in eligibility requirements related to our work force development services. The increase in the number of individuals eligible to receive non-emergency transportation services from 2008 to 2011 is due to the population growth of Medicaid eligible beneficiaries as well as the impact of new contracts.
(12)	On March 11, 2011, we replaced the then existing credit facility with a new credit facility and paid all amounts due under the old credit facility with cash in the amount of $12.3 million and proceeds from the new credit facility. The new credit agreement provides us with a senior secured credit facility in aggregate principal amount of $140.0 million, comprised of a $100.0 million term loan facility and a $40.0 million revolving credit facility. In conjunction with the termination of the previous credit facility, we recorded a loss on extinguishment of debt in 2011 of approximately $2.5 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We completed our 2011-2012 social services contract renewal cycle with substantially all contracts renewed and with relatively stable rates. With respect to our non-emergency transportation management services segment, or NET Services, we were awarded six of the nine incumbent contracts in Arkansas, Connecticut, Delaware, Pennsylvania, South Carolina and Virginia (one of our largest contracts). Two of the nine incumbent contracts in Georgia and Nevada have yet to be finalized as they are subject to or under protest by competitors in these states. Moreover, we lost one incumbent contract in Colorado. In addition, we added new contracts in Michigan, Missouri, New York, Wisconsin and Texas. Additionally, our new contract awards, and some of our renewed contracts, have come at lower margins relative to historical amounts.

While we believe we are positioned to potentially benefit from recent trends that favor our in-home provision of social services, budgetary pressures still exist that could reduce funding for the services we provide. For example, President Obama’s proposed budget for fiscal year 2013 seeks to reduce spending for federal health care programs by approximately $360 billion over the next decade. As funding under our contracts is dependent in part upon federal funding, such funding changes, if adopted, could have a significant effect upon our business. We believe our business model allows us to make adjustments to help mitigate state budget pressures that are impacted by federal spending and system reforms that could challenge our overall profit margins.

As of December 31, 2011, we provided social services directly to approximately 61,000 clients, and had approximately 11.3 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from almost 400 locations in 42 states, the District of Columbia and British Columbia.

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

We continue to selectively identify and pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions have generally been accretive to our earnings. However, we bear financing risk and where debt is used, the risk of leverage by expanding through acquisitions. We also must integrate the acquired business into our operations which could disrupt our business and we may not be able to realize operating and economic synergies upon integration. Finally, our acquisitions may involve purchase prices in excess of the fair value of tangible assets and cash or receivables. This excess purchase price is allocated to intangible assets, including goodwill, and is subject to periodic evaluation and impairment or other write downs that are charges against our earnings. There are no assurances, however, that we will complete acquisitions in the future or that any completed acquisitions will prove profitable for us.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require our most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, accounting for management agreement relationships, loss reserves for certain reinsurance and self-funded insurance programs, stock-based compensation and income taxes. We have reviewed our critical accounting estimates with our board of directors, audit committee and disclosure committee.

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

Social Services segment

Fee-for-service contracts. Revenue related to services provided under fee-for-service contracts is recognized at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 68.1% and 71.1% of our Social Services operating segment revenue for 2010 and 2011, respectively.

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

Our cost reports are routinely audited by our payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts, which historically have not been material, are recorded in our consolidated statement of operations in the year of settlement. Cost based service contracts represented approximately 21.3% and 19.3% of our Social Services operating segment revenue for 2010 and 2011, respectively.

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

We recognize revenue from our annual block purchase contract which correlates to the service encounter value. If our service encounter value is less than 90% of the amounts received from CPSA for the contract year, unless waived, we recognize revenue equal to the service encounter value and record a liability for any excess amounts received. CPSA has not reduced, withheld, or suspended any material payments that have not been subsequently reimbursed. We believe our encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

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

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations; however, we cannot guarantee amendments will be completed or that funding will be adequate. Our revenues under the annual block purchase contract for 2010 and 2011 represented approximately 6.7% and 6.1%, respectively, of our Social Services operating segment revenues for each year.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 4.0% and 3.5% of our Social Services operating segment revenue for 2010 and 2011, respectively.

The costs associated with generating our management fee revenue are accounted for in client service expense and in general and administrative expense in our consolidated statements of operations.

NET Services segment

Capitation contracts. Approximately 88% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with our payers result from per-member monthly fees based on the number of participants in our payer’s program. Aggregate revenue from our top five payers for 2010 and 2011 represented approximately 49% of our NET Services operating segment revenue for such period.

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

Our write-off experience for 2010 and 2011 was less than 1.0% of revenue.

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

In determining whether or not we had goodwill impairment to report for the years ended December 31, 2011, 2010 and 2009, we considered both a market-based valuation approach and an income-based valuation approach when estimating the fair values of our reporting units with goodwill balances as of such dates. In arriving at the fair value of the reporting units, greater weight was attributed to the market approach than the income approach as we place less confidence on the forecasted results after 2012. We weighted the market-based valuation results at 75% and the income-based valuation results at 25% for the majority of our reporting units, which was consistent with our weighting methodology in 2009 and 2010. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate period and then discounting the cash flows to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material effect on our consolidated financial position or results of operations.

Based on the results of our asset impairment test completed as of December 31, 2009, 2010 and 2011, we determined that none of our goodwill was impaired. The assumptions used to estimate fair value were based on estimates of future revenue and expenses incorporated in our current operating plans, growth rates and discounts rates, our interpretation of current economic indicators and market valuations. Significant assumptions and estimates included in our current operating plans were associated with revenue growth, profitability, and related cash flows. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting units. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the lack of sufficient funds allocated by our state and local government payers to compensate us for the level of services we currently provide or the potential increased level of service we may be required to provide in the future due to the impact of the current economic downturn, and loss of a significant contract. The fair values of our other reporting units were in excess of their carrying values.

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

Accounting for management agreement relationships

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit social services organizations where we provide them with administrative, program and other management services. These not-for-profit organizations contract directly with state and local agencies to provide a variety of community based mental health and foster care services to children and adults. Each of these organizations is separately incorporated and, with respect to the Internal Revenue Code Section 501(c)(3) entities, organized with its own independent board of directors.

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

As of December 31, 2010 and 2011, SPCIC had reserves of approximately $6.8 million and $7.4 million, respectively, for the general and professional liability and workers’ compensation programs.

In addition, we own Provado Insurance Services, Inc., or Provado, a licensed captive insurance company domiciled in the State of South Carolina. Provado has historically provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within our NET Services operating segment. Effective February 15, 2011, Provado has not renewed its reinsurance agreement and will not assume additional liabilities for policies commencing thereafter. It continues to administer existing policies for the foreseeable future and resolves remaining and future claims related to these policies.

Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2010 and 2011, Provado had reserves of approximately $6.5 million and $4.7 million, respectively.

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

We also maintain a self-funded health insurance program provided to our employees. With respect to this program, we consider historical and projected medical utilization data when estimating our health insurance program liability and related expense as well as using services of a third party administrator. As of December 31, 2010 and 2011, we had approximately $1.3 million and $1.6 million, respectively, in reserve for our self-funded health insurance programs.

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

We follow the short-cut method prescribed by ASC 718 to calculate our pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718, or APIC pool. There was no effect on our financial results for 2010 or 2011 related to the application of the short-cut method to determine our APIC pool balance.

Under ASC 718, the benefits of tax deductions in excess of the estimated tax benefit of compensation costs recognized in the statement of operations for those options are classified as financing cash flows. For 2009, the amount of net excess tax benefits resulting from the exercise and cancellation of stock options was approximately $95,000 (net of approximately $45,000 in tax shortfalls resulting from the cancellation of stock options). For 2010 and 2011, we had a net tax shortfall resulting from the exercise and cancellation of stock options of approximately $176,000 and $100,000 (net of approximately $66,000 and $17,000 in excess tax benefits resulting from the exercise of stock options), respectively. The gross excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for 2009, 2010 and 2011 in our consolidated statements of cash flows. Our 2006 Long-Term Incentive Plan, as amended, or 2006 Plan, allows us the flexibility to issue up to 2,900,000 shares of our common stock pursuant to awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to our success and to encourage such persons to take into account our long-term interests and the interests of our stockholders through ownership of our common stock or securities with value tied to our common stock.

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

The actual operating contribution margins of the operating entities that comprise Social Services ranged from approximately 1.5% to 13.7% for the year ended December 31, 2011. We believe that the long term operating contribution margins of our operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, we cross sell our services within markets, and standardize our operating model among entities including acquisitions.

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

Consolidated Results

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2009	2010	2011
Revenues:
Home and community based services	36.1%	33.3%	33.4%
Foster care services	4.6	4.0	3.6
Management fees	1.8	1.6	1.3
Non-emergency transportation services	57.5	61.1	61.7

Total revenues	100.0	100.0	100.0
Operating expenses:
Client service expense	34.3	32.9	32.3
Cost of non-emergency transportation services	51.9	53.9	57.2
General and administrative expense	5.5	5.3	5.2
Depreciation and amortization	1.6	1.4	1.4

Total operating expenses	93.3	93.5	96.1

Operating income	6.7	6.5	3.9
Non-operating expense:
Interest expense, net	2.6	1.8	1.0
Loss on extinguishment of debt	—	—	0.3
Gain on bargain purchase	—	—	(0.3)

Income before income taxes	4.1	4.7	2.9
Provision for income taxes	1.5	2.0	1.1

Net income	2.6%	2.7%	1.8%

Overview of our results of operations for 2011

Our Social Services revenues for 2011 as compared to 2010 were favorably impacted by continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets and relatively stable rates overall. Partially offsetting increases in these revenues for 2011 as compared to 2010, was the impact of a transition to managed care in certain of our markets where tighter controls over authorizations and referrals are being implemented in response to continuing state budget challenges.

We believe the trend away from the more expensive out of home providers in favor of home and community based delivery systems like ours will continue. In addition, we believe that our effective low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit social services organizations.

NET Services completed 2011 winning 13 of 14 competitive bids, and was successful in retaining eight of nine incumbent contracts, only losing in Colorado, an approximately $6 million annual revenue contract. In South Carolina, NET Services was awarded new regions after the removal of a competitor and also won all five new competitive bids.

Our NET Services revenue for 2011 as compared to 2010 was favorably impacted by new contracts in Michigan effective January 1, 2011 and Wisconsin effective July 1, 2011, as well as the expansion of current business in our New Jersey and Arkansas markets, and the expansion of our California ambulance commercial and managed care lines of business. We also incurred additional operating and implementation costs related to these market expansions, including staffing, training, travel and outreach communication material costs related to our new contracts. Furthermore, while our NET Services revenue was favorably impacted by new contracts and expansion into new and existing markets, we incurred additional NET Services expenses, primarily in New Jersey, due to higher utilization incurred in the additional counties relative to the already established per member per month reimbursement, additional trip volume throughout several other markets, competitive pricing of our new contracts and per member per month reimbursement rate decreases in existing and renewed contracts. This resulted in lower NET Services operating income for 2011 as compared to 2010. Effective July 1, 2011, our rates in New Jersey were adjusted to account for a portion of the higher expense incurred to serve the expansion population. This rate increase combined with our ongoing negotiations with our transportation network in New Jersey resulted in a slightly improved operating margin with respect to this contract for the second half of 2011 as compared to the first half of 2011. We expect continued revenue growth and we are working to maintain our overall operating margins.

Additionally, on March 11, 2011, we refinanced our credit facility with a new senior secured credit facility in an aggregate principal amount of $140.0 million. Interest accrues on the outstanding principal amount of the loans at a rate per annum of LIBOR plus an applicable margin, which ranges from 2.25% to 3.00% and is payable at least once every three months based on our consolidated leverage ratio. At our election, interest can accrue at an alternative base rate plus an applicable margin ranging from 1.25% to 2.00%. Included in our results for 2011, was a non-cash charge of approximately $2.5 million related to the write-off of deferred financing fees in connection with this refinancing.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues

	Year Ended December 31,		Percent change
	2010	2011
Home and community based services	$292,735,117	$314,556,240	7.5%
Foster care services	35,547,733	34,203,816	-3.8%
Management fees	13,637,781	12,679,109	-7.0%
Non-emergency transportation services	537,776,026	581,541,431	8.1%

Total revenues	$879,696,657	$942,980,596	7.2%

Home and community based services. The acquisition of ReDCo in June 2011 added approximately $20.3 million to home and community based services revenue for 2011 as compared to 2010. For 2011, our revenues were favorably impacted by increased census in certain locations, favorable weather experienced in the first quarter of 2011 as compared to the first quarter of 2010 in our markets located on the East coast and expansion of existing contracts and implementation of new programs in various markets. This increase in revenue was partially offset by the impact of state budget constraints in Nevada, decreases in cost reimbursements in Michigan that were attributable to contract start-up costs during the first half of 2010, reduction of contract amounts in Arizona, decreased census in our tutoring programs, the transition to managed care in certain regions and contract terminations in Texas.

Foster care services. Our foster care services revenue declined from 2010 to 2011 primarily as a result of decreased service provided in certain markets due to an emphasis on payer cost containment. Our efforts in the Tennessee market to increase census have reduced the revenue impact of State system changes whereby clients are being referred into lower levels of foster care services and earlier discharges are occurring with referrals to alternative home and community based services, as appropriate.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements decreased in 2011 as compared to 2010 primarily due to our acquisition of ReDCo, with whom we previously had a management services agreement. The acquisition of ReDCo resulted in a reduction of management fees of approximately $1.1 million in 2011.

Non-emergency transportation services. The increase in NET Services revenue was due to additional membership related to existing contracts, a new contract in Michigan effective January 1, 2011, a new statewide contract in Wisconsin effective July 1, 2011, geographical expansion in certain states, including New Jersey and Arkansas, as well as expansion of our commercial ambulance management services with some of the existing entities with which we contract in California. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for the years ended December 31, 2010 and 2011:

	Year Ended December 31,		Percent change
	2010	2011
Payroll and related costs	$207,553,312	$222,129,380	7.0%
Purchased services	33,843,566	32,880,074	-2.8%
Other operating expenses	47,492,165	48,588,019	2.3%
Stock-based compensation	262,968	809,631	207.9%

Total client service expense	$289,152,011	$304,407,104	5.3%

Payroll and related costs. We added over 600 new employees in connection with the acquisition of ReDCo which resulted in an increase in payroll and related costs of approximately $13.0 million for 2011 as compared to 2010. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 60.7% for 2010 to 61.5% for 2011.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Included in 2011 were decreased costs related to other support services, out of home placements and foster parent payments, consistent with the decrease in foster care services revenue, aggregating approximately $2.4 million. These decreases were partially offset by increased workforce development and pharmacy expenses of approximately $1.4 million as compared to 2010. Purchased services, as a percentage of revenue, excluding NET Services revenue, decreased from 9.9% for 2010 to 9.1% for 2011 due to the impact of nominal additional purchased services expense incurred by ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. Included in 2010 was a reserve for receivables that remained uncollected beyond 365 days at that time resulting in a $1.3 million decrease in bad debt expense from 2010 to 2011, as a similar level of reserve was not required for 2011. Additionally, for 2011, expense related to our wholly-owned captive insurance subsidiary for workers compensation and general and professional liability estimated claims incurred but not yet reported as determined by actuarial analysis decreased approximately $1.1 million as compared to 2010. These decreases in expense were partially offset by the acquisition of ReDCo that added approximately $3.4 million to other operating expenses for 2011 as compared to 2010. This resulted in a decline in other operating expenses, as a percentage of revenue, excluding NET Services revenue, from 13.9% for 2010 to 13.4% for 2011.

Stock-based compensation. Stock-based compensation of approximately $263,000 and $652,000 for 2010 and 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Plan. In addition, stock-based compensation expense of approximately $158,000 for 2011 was attributable to performance restricted stock units granted to an executive officer during the first quarter of 2011.

Cost of non-emergency transportation services.

	Year Ended December 31,		Percent change
	2010	2011
Payroll and related costs	$53,865,266	$58,288,831	8.2%
Purchased services	396,220,686	455,888,784	15.1%
Other operating expenses	23,398,460	24,042,969	2.8%
Stock-based compensation	644,174	1,196,814	85.8%

Total cost of non-emergency transportation services	$474,128,586	$539,417,398	13.8%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for 2011 as compared to 2010 was due to additional staff hired in relation to a new Michigan contract effective January 1, 2011 and additional staff hired in relation to a new statewide Wisconsin contract effective July 1, 2011, as well as the expansion of our existing business in the New Jersey and Arkansas markets, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. As a percentage of NET Services revenue, payroll and related costs remained constant at 10.0% for 2010 and 2011.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. In the first quarter of 2011, we expanded the regional and county business in the New Jersey and Arkansas markets and added new contracts in Michigan and Wisconsin resulting in an increase in purchased transportation costs for 2011 as compared to 2010. As a percentage of NET Services revenue, purchased services increased from approximately 73.7% for 2010 to approximately 78.4% for 2011 due to higher utilization in some of our existing contracts, higher transportation cost contribution in some of the newer priced contracts such as Michigan and Wisconsin as well as decreases in the per member per month reimbursement rate related to existing and renewed contracts as in the case of Arkansas and Delaware.

Other operating expenses. Other operating expenses of our NET Services operating segment increased for 2011 as compared to 2010 due to costs associated with responding to new business opportunities including on the ground resources for outreach and research efforts as well as startup and implementation costs incurred during 2011 associated with new contracts. Other operating expenses as a percentage of revenue decreased from 4.4% for 2010 to 4.1% for 2011.

Stock-based compensation. Stock-based compensation expense of approximately $644,000 and $1.1 million for 2010 and YTD 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan. Stock-based compensation expense of approximately $128,000 in 2011 is attributable to performance restricted stock units granted to an executive officer during the first quarter of 2011.

General and administrative expense.

Year Ended December 31,		Percent change
2010	2011
$46,460,682	$48,860,624	5.2%

The net increase in corporate administrative expenses for 2011 as compared to 2010 was primarily a result of increased stock-based compensation of approximately $1.8 million (including approximately $621,000 related to performance restricted stock units that were granted during the first quarter of 2011), a decrease of approximately $2.7 million in incentive compensation, increased accounting and tax planning fees of approximately $465,000 as well as an increase in rent and related costs of approximately $2.4 million, including approximately $1.5 million related to the ReDCo acquisition. As a percentage of revenue, general and administrative expense remained relatively constant at 5.3% for 2010 and 5.2% for 2011.

Depreciation and amortization.

Year Ended December 31,		Percent change
2010	2011
$12,652,027	$13,656,305	7.9%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for 2010 and 2011.

Non-operating (income) expense

Interest expense. Decreased interest expense for 2011 as compared to 2010 was primarily due to the decrease in our debt obligations and decrease in our interest rate from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt in March 2011. Our current and long-term debt obligations have decreased to approximately $150.5 million at December 31, 2011 from $182.3 million at December 31, 2010.

Loss on extinguishment of debt. Loss on extinguishment of debt for 2011 of approximately $2.5 million resulted from the write-off of deferred financing fees related to our credit facility that was repaid in full in March 2011. We accounted for the unamortized deferred financing fees related to the previous credit facility under ASC 470-50 – Debt Modifications and Extinguishments. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis, which resulted in a loss on extinguishment of debt of $2.5 million.

Gain on bargain purchase. On June 1, 2011, we acquired all of the equity interest of ReDCo. The fair value of the net assets acquired of approximately $11.3 million exceeded the purchase price of the business of approximately $8.6 million. Accordingly, the acquisition was accounted for as a bargain purchase and, as a result, we recognized a gain of approximately $2.7 million associated with the acquisition.

Interest income. Interest income for 2010 and 2011 was approximately $256,000 and $205,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

The provision for income taxes was based on our estimated annual effective income tax rate for the full fiscal year equal to approximately 37.0% for 2011 as compared to approximately 42.8% for 2010. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2011 and 2010 due primarily to state income taxes, net of federal benefit and other non-deductible expenses. The 2011 tax rate was also unfavorably impacted by higher non-deductible stock option expenses as compared to 2010 and favorably impacted by the gain on bargain purchase, recorded net of deferred taxes of approximately $1.4 million, which is not subject to income taxation.

At December 31, 2011, we had future tax benefits of approximately $1.0 million, before consideration of a valuation allowance, related to $526,000 of available federal net operating loss carryforwards which expire in years 2017 through 2030 and $17.4 million of state net operating loss carryforwards which expire in 2012 through 2022. As a result of statutory “ownership changes” (as defined for purposes of Section 382 of the IRC), our ability to utilize our net operating losses is restricted. The state net operating loss carryforwards expire as follows:

2012	$1,051,184
2013	44,985
2014	225,662
2015	614,850
2016	2,141,954
Thereafter	13,279,748

$17,358,383

Our valuation allowance includes approximately $9.4 million of gross state net operating loss carryforwards for which we have concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations.

In addition, we recognized a net tax shortfall related to the exercise and cancellation of stock options for 2010 and 2011 in the amount of approximately $176,000 and $100,000, respectively, (net of approximately $66,000 and $17,000, respectively, in excess tax benefits). This was recorded as a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

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

Management fees. Revenue for entities we manage but do not consolidate for financial reporting purposes (managed entity revenue) decreased to $209.8 million for 2010 as compared to $216.6 million for 2009. The decrease in management fees for 2010 as compared to 2009 was primarily attributable to one of our managed entities disposing of assets resulting in less revenue earned by the entity. Our management fees were based on the managed entity’s revenue and resulted in a decrease in our management fees.

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

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for 2010 as compared to 2009 was due to the elimination of the wage freeze that was initiated in 2009 as well as the addition of administrative staff and other employees to support our growth, the largest of which related to the opening on July 1, 2009 of our Edison, New Jersey Call Center in support of our Medicaid contract and further geographic expansion in New Jersey effective July 2010. As a percentage of NET Services revenue, payroll and related costs decreased from 10.8% for 2009 to 10.0% for 2010. This decrease was attributable to efficiencies and economies of scale produced by servicing new contracts and the expansion of our services in New Jersey and California utilizing existing management staff and call center facilities.

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

General and administrative expense.

Year Ended December 31,		Percent change
2009	2010
$44,009,666	$46,460,682	5.6%

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

Depreciation and amortization.

Year Ended December 31,		Percent change
2009	2010
$12,852,107	$12,652,027	-1.6%

As a percentage of revenues, depreciation and amortization decreased from approximately 1.6% for 2009 to approximately 1.4% for 2010.

Non-operating (income) expense

Interest expense. Decreased interest expense for 2010 as compared to 2009 of $16.3 million and $20.8 million, respectively, was primarily due to the decrease in our debt obligations. Our current and long-term debt obligations were approximately $182.3 million at December 31, 2010 and $204.2 million at December 31, 2009.

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

Our valuation allowance included approximately $17.4 million of state net operating loss carryforwards for which we concluded that it was more likely than not that these net operating loss carryforwards would not be realized in the ordinary course of operations.

In addition, we recognized a net tax shortfall related to the exercise and cancellation of stock options for 2010 in the amount of approximately $176,000 (net of approximately $66,000 in excess tax benefits). In 2009, we recognized net excess tax benefits resulting from the exercise and cancellation of stock options in the amount of $95,000 (net of approximately $45,000 in tax shortfalls).

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2011. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

	Quarter ended
	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010
Revenues	$220,959,394		$222,320,445		$217,151,296	(2)	$219,265,522
Operating income	19,912,779		16,988,722	(1)	9,177,917	(3)	11,223,933
Net income	9,107,096		7,276,768	(1)	2,907,617	(3)	4,335,162
Earnings per share:
Basic	$0.69		$0.55		$0.22		$0.33
Diluted	$0.66		$0.54		$0.22		$0.33

	Quarter ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011
Revenues	$227,806,336		$235,310,061	(5)	$235,552,143	(2)(5)	$244,312,056	(5)
Operating income	13,711,144		9,935,598	(6)	5,938,838	(6)	7,053,585
Net income	4,469,261	(4)	7,565,887	(6)(7)(8)	1,950,954	(6)	2,954,092
Earnings per share:
Basic	$0.34		$0.57		$0.15		$0.22
Diluted	$0.34		$0.55		$0.15		$0.22

(1)	Purchased services costs of our non-emergency transportation services increased approximately $2.2 million for the three months ended June 30, 2010 as compared to March 31, 2010 causing a decrease in operating income and net income. The increase is attributable to providing service to additional members during the quarter ended June 30, 2010 as well as expected utilization increases in the spring as compared to the winter months.
(2)	Revenues from our home and community based services declined approximately $7 million as compared to the first and second quarters of 2010 and approximately $8 million as compared to the first and second quarters of 2011 due to lower client demand for our home and community based services during the summer season.
(3)	Purchased services costs of our non-emergency transportation services increased approximately $3.3 million for the three months ended September 30, 2010 as compared to June 30, 2010 causing a decrease in operating income and net income. The increase was attributable to providing service to additional members during the quarter ended September 30, 2010 and higher utilization experienced during the third quarter of the year due to school programs requiring transportation services in out-of-school settings during the summer months.
(4)	Included in net income is a loss on extinguishment of debt of approximately $2.5 million related to write-off of unamortized deferred financing fees on our old credit facility.
(5)

The acquisition of ReDCo, effective June 1, 2011, contributed approximately $3.8 million, $8.3 million and $8.1 million of home and community based services revenue for the three months ended June 30, September 30 and December 31, 2011, respectively. Additionally, a new contract in Michigan effective January 1, 2011, a new contract in Wisconsin effective July 1, 2011, geographical expansion in certain states including New Jersey and Arkansas, expansion of commercial ambulance management services in California and the reinstatement of a contract in Missouri effective October 1, 2011 resulted in increased non-emergency transportation revenue quarter-over-quarter in 2011.
(6)	Purchased services costs of our non-emergency transportation services increased approximately $5.9 million for the three months ended June 30, 2011 as compared to March 31, 2011 and approximately $4.7 million for the three months ended September 30, 2011 as compared to June 30, 2011. The increases are attributable to higher transportation unit costs related to the California ambulance business, higher utilization incurred in the additional counties relative to the already established per member per month reimbursement in New Jersey, additional trip volume throughout several other markets and higher utilization experienced during the third quarter of the year due to school programs requiring transportation services in out-of-school settings during the summer months.
(7)	Net income includes a gain on bargain purchase of approximately $2.7 million that was retrospectively applied to the second quarter of 2011 related to the acquisition of ReDCo. The second quarter results were recast from those originally filed on Form 10-Q in order to reflect the retrospective recording of this gain.
(8)	Interest expense declined approximately $1.4 million as compared to the first quarter of 2011 due to the refinancing of our long-term debt in March 2011 which resulted in a decrease in our interest rate from LIBOR plus 6.5% to LIBOR plus 2.75%.

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

Sources of cash for 2011 were primarily from operations and our revolving credit facility. Our balance of cash and cash equivalents was approximately $43.2 million at December 31, 2011, down from $61.3 million at December 31, 2010. Approximately $3.7 million of cash was held by WCG at December 31, 2011 and is not freely transferable without unfavorable tax consequences. We had restricted cash of approximately $16.4 million and $15.5 million at December 31, 2010 and 2011, respectively, related to contractual obligations and activities of our captive insurance subsidiaries. At December 31, 2010 and 2011, our total debt was approximately $182.3 million and $150.5 million, respectively.

Cash flows

Operating activities. Net income of approximately $16.9 million plus non-cash depreciation, amortization, amortization of deferred financing costs, loss on extinguishment of debt, gain on bargain purchase, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $22.0 million was partially offset by the growth of our accounts receivable of approximately $9.0 million.

A decrease in other receivables, primarily related to the collection of insurance premiums receivable by Provado Insurance Services, Inc., or Provado, resulted in an increase in cash provided by operations of approximately $2.3 million. Additionally, the decrease in management fee receivable resulted in additional cash provided by operations of approximately $2.3 million, of which approximately $1.3 million was paid by ReDCo prior to our acquisition of this entity. A net decrease in accounts payable and accrued expenses, partially impacted by decreased accrued compensation in comparison to 2010, resulted in cash used in operating activities of approximately $5.3 million, while decreases in deferred revenue, primarily due to the operating activities of Provado, resulted in cash used in operating activities of approximately $3.2 million. Increases in accrued transportation costs, due to higher utilization, resulted in cash provided by operating activities of approximately $5.8 million. Reinsurance liability reserves related to our reinsurance programs (excluding reinsurance liabilities assumed through our acquisition of ReDCo) decreased resulting in cash used in operating activities of approximately $431,000. Additionally, prepaid and other assets increased resulting in cash used in operating activities of approximately $680,000. As a result of the foregoing, net cash flows from operating activities totaled approximately $31.0 million for 2011.

Investing activities. Net cash used in investing activities totaled approximately $14.6 million for 2011. We spent approximately $9.0 million, net, for property and equipment to support the growth of our operations, and approximately $2.3 million, net, to refurbish a portion of our owned building adjacent to our corporate office in Tucson, Arizona, for which certain parts of this building will be utilized for information technology operations, subleased or sold. In association with the acquisition of ReDCo, we paid a purchase price of $605,000, repaid ReDCo’s debt balance of approximately $8.0 million and assumed cash of approximately $3.7 million, which resulted in a net outflow of cash of approximately $4.9 million. Changes in restricted cash, primarily related to cash restricted in relation to our auto liability program, resulted in cash provided by investing activities of approximately $1.7 million.

Financing activities. Net cash used in financing activities totaled approximately $34.5 million for 2011. We borrowed $100.0 million on our term loan and $15.0 million on our revolving loan under our new credit facility. Additionally, we repaid $7.5 million of our term loan and $7.0 million of our revolving loan under our new credit facility. We also repaid approximately $112.3 million of long-term debt under our old credit facility during this period and paid financing fees associated with the refinancing of our long-term debt, of which approximately $389,000 were expensed and approximately $2.2 million were deferred and are being amortized over the life of the credit facility, during 2011. We also repurchased approximately $20.0 million in principal amount of the Notes during 2011.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for 2011 was a decrease to cash of approximately $44,000.

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

During 2011, we repurchased approximately $20.0 million principal amount of the Notes with cash.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at December 31, 2011 was 3.03%. Interest on the loans is payable at least once every three months in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. We were in compliance with all financial covenants as of December 31, 2011.

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

Borrowings under the revolving credit facility totaled $8.0 million as of December 31, 2011. Additionally, $25 million of the revolving credit facility may be allocated to collateralize certain letters of credit. As of December 31, 2011, there were three letters of credit in the amount of approximately $3.7 million collateralized under the revolving credit facility. At December 31, 2011, our available credit under the revolving credit facility was $28.3 million.

Contingent obligations. On August 13, 2007, our board of directors adopted The Providence Service Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of December 31, 2011, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of December 31, 2011, 17 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 1.5% and 1.3% of our revenue for 2010 and 2011, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2010 and December 31, 2011 totaled $5.8 million and $3.5 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of December 31, 2010 and March 31, June 30, September 30 and December 31, 2011:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2010	$1,167,397	$723,962	$642,686	$1,802,847	$1,502,843
March 31, 2011	$1,019,158	$632,816	$642,159	$1,936,269	$1,727,185
June 30, 2011	$891,478	$585,124	$546,777	$1,376,551	$1,192,619
September 20, 2011	$1,040,141	$720,301	$520,413	$1,450,984	$107,100
December 31, 2011	$772,298	$441,360	$457,214	$1,766,067	$100,419

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

Our days sales outstanding for our managed entities decreased from 156 days at December 31, 2010 to 102 days at December 31, 2011, which was partly attributable to our purchase of ReDCo who fully paid their management fees prior to our acquisition of the entity in June 2011.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2011 was approximately $3.0 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2011 was approximately $4.4 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at December 31, 2011 was approximately $2.9 million. We recorded a corresponding receivable from third-party insurers and liability at December 31, 2011 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $8.8 million and $9.9 million at December 31, 2010 and December 31, 2011, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at December 31, 2011 was approximately $4.7 million. Effective February 15, 2011, Provado has not renewed its reinsurance agreement and will not assume liabilities for policies commencing after that date. It continues to administer existing policies for the foreseeable future and resolves remaining and future claims related to these policies.

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

Providence Liability Insurance Coverages

During the third quarter of 2011, we increased our director and officer liability insurance coverage limits and added insurance coverage for network security and privacy. The table below summarizes our liability insurance programs as of December 31, 2011.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of December 31, 2011, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment. The aggregate maximum potential claim liability is approximately $25.0 million for our Social Services and NET Services operating segments

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.3 million and $1.6 million as of December 31, 2010 and December 31, 2011, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2011:

	At December 31, 2011
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$150,493	$10,000	$78,743	$61,750	$—
Interest(1)	18,002	6,234	9,818	1,950	—
Purchased services commitments	2,203	1,002	1,201	—	—
Capital Leases	42	20	22	—	—
Operating Leases	43,193	14,648	18,289	7,454	2,802

Total	$213,933	$31,904	$108,073	$71,154	$2,802

(1)	Future interest payments have been calculated at rates that existed as of December 31, 2011.

Stock repurchase program

On February 1, 2007, our board of directors approved a stock repurchase program for up to one million shares of our common stock. Since inception, we have spent approximately $10.9 million to purchase 462,500 shares of our common stock on the open market. We did not purchase shares of our common stock during 2010 and 2011 under this plan. During the term of the Old Credit Agreement we were prohibited from purchasing shares of our common stock on the open market or in privately negotiated transactions. No such prohibition exists under the new credit agreement described above.

Liquidity matters

We believe that our existing cash and cash equivalents and cash availability under the Credit Agreement provide funds necessary to meet our operating plan for 2012. The expected operating plan for this period provides for full operation of our businesses as well as interest and projected principal payments on our debt.

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

Pending Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05-Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. This ASU amends ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. However, in December 2011 (as promulgated in ASU 2011-12-Deferral of the Effective Date for Amendments to the Presentations and Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05) , the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments was deferred to provide the Board with more time to redeliberate on whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. The adoption of ASU 2011-05 will impact the presentation of other comprehensive income as we currently present the components of other comprehensive income as part of the statement of stockholders’ equity.

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

Interest rate and market risk

As of December 31, 2011, we had borrowings under our term loan of approximately $92.5 million and borrowings under our revolving line of credit of approximately $8.0 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 2.75% per annum as of December 31, 2011. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.2 million over the remaining term of the Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of $50.0 million outstanding at December 31, 2011 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services and non-emergency transportation services to individuals and families pursuant to nearly 1,000 contracts as of December 31, 2011. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% and 82% of our revenue for the years ended December 31, 2010 and 2011, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the year ended December 31, 2011, we conducted a portion of our operations in Canada through WCG. At December 31, 2011, approximately $13.5 million, or 12.4%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2011, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework.

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

We completed the following acquisition in 2011, which we excluded from the evaluation of the effectiveness of our internal control over financial reporting.

Acquired entity	Date of acquisition
The ReDCo Group, Inc.	June 1, 2011

The following table highlights the significance of the acquisition completed in 2011 to our consolidated financial statements at December 31, 2011 (in thousands):

			Period from date of acquisition to December 31, 2011
	Assets	Liabilities	Revenue
The ReDCo Group, Inc.	$17,861,795	$6,577,487	$20,278,094
The Providence Service Corporation (“PRSC”)	$379,052,827	$270,030,287	$942,980,596
Percentage of PRSC	4.7%	2.4%	2.2%

The Securities and Exchange Commission, or SEC, in response to questions regarding the interpretation of Release No. 34-47986, has acknowledged that it might not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. In such instances, the SEC requires that we must identify the acquired business excluded and indicate the significance of the acquired business to our consolidated financial statements. Additionally, we must disclose any material change to our internal control over financial reporting due to the acquisition pursuant to the Securities Exchange Act of 1934 Rule 13a-15(d). Furthermore, the SEC limits the period in which we may omit an assessment of the acquired business’s internal control over financial reporting to one year from the date of acquisition. We believe our exclusion of the acquired companies noted above from our assessment of internal control over financial reporting as of December 31, 2011 is consistent with the SEC’s requirements.

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an attestation report on the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited The Providence Service Corporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of The Providence Service Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Providence Service Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on COSO criteria.

The Providence Service Corporation acquired The RedCo Group, Inc. during 2011, and management excluded from its assessment of the effectiveness of The Providence Service Corporation’s internal control over financial reporting as of December 31, 2011, The RedCo Group’s internal control over financial reporting associated with total assets of $17,861,795 and total revenues of $20,278,094 included in the consolidated financial statements of The Providence Service Corporation and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of The Providence Service Corporation also excluded an evaluation of the internal control over financial reporting of The RedCo Group, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule contained in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

March 15, 2012

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$61,260,661	$43,183,878
Accounts receivable, net of allowance of
$5.3 million in 2010 and $5.8 million in 2011	76,111,608	87,163,323
Management fee receivable(1)	5,839,735	3,537,358
Other receivables	3,929,866	1,600,861
Restricted cash	7,314,535	4,654,177
Prepaid expenses and other	15,478,221	15,988,987
Deferred tax assets	1,633,644	1,964,814

Total current assets	171,568,270	158,093,398
Property and equipment, net	16,401,107	28,563,149
Goodwill	113,783,389	113,736,998
Intangible assets, net	66,441,817	59,473,774
Restricted cash, less current portion	9,079,563	10,882,318
Other assets	9,659,349	8,303,190

Total assets	$386,933,495	$379,052,827

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$18,113,512	$10,000,000
Accounts payable	2,887,837	4,461,250
Accrued expenses	33,551,129	30,654,217
Accrued transportation costs	41,868,694	47,656,568
Deferred revenue	5,373,742	2,193,997
Reinsurance liability reserve	11,898,200	11,920,771

Total current liabilities	113,693,114	106,886,803
Long-term obligations, less current portion	164,190,260	140,493,000
Other long-term liabilities	8,721,610	9,740,159
Deferred tax liabilities	11,579,849	12,910,325

Total liabilities	298,184,833	270,030,287
Commitments, contingencies and subsequent events (Notes 14, 17 and 19)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,580,385 and 13,621,951 issued and outstanding
(including treasury shares)	13,580	13,622
Additional paid-in capital	172,540,912	176,172,365
Retained deficit	(78,501,586)	(61,561,392)
Accumulated other comprehensive loss, net of tax	(880,814)	(1,127,559)
Treasury shares, at cost, 619,768 and 623,576 shares	(11,383,967)	(11,435,033)

Total Providence stockholders’ equity	81,788,125	102,062,003
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	88,748,662	109,022,540

Total liabilities and stockholders’ equity	$386,933,495	$379,052,827

(1)	Includes related party management fee receivable of approximately $237,000 and $224,000 at December 31, 2010 and 2011, respectively.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Income

	Year ended December 31,
	2009	2010	2011
Revenues:
Home and community based services	$289,006,655	$292,735,117	$314,556,240
Foster care services	37,283,711	35,547,733	34,203,816
Management fees(1)	14,447,586	13,637,781	12,679,109
Non-emergency transportation services	460,275,314	537,776,026	581,541,431

	801,013,266	879,696,657	942,980,596
Operating expenses:
Client service expense	275,126,619	289,152,011	304,407,104
Cost of non-emergency transportation services	415,299,812	474,128,586	539,417,398
General and administrative expense(2)	44,009,666	46,460,682	48,860,624
Depreciation and amortization	12,852,107	12,652,027	13,656,305

Total operating expenses	747,288,204	822,393,306	906,341,431

Operating income	53,725,062	57,303,351	36,639,165
Other (income) expense:
Interest expense	20,798,250	16,267,881	10,206,032
Loss on extinguishment of debt	0	0	2,463,482
Gain on bargain purchase	0	0	(2,710,982)
Interest income	(365,853)	(256,033)	(204,809)

Income before income taxes	33,292,665	41,291,503	26,885,442
Provision for income taxes	12,167,058	17,664,860	9,945,248

Net income	$21,125,607	$23,626,643	$16,940,194

Earnings per common share:
Basic	$1.61	$1.79	$1.28

Diluted	$1.60	$1.78	$1.27

Weighted-average number of common shares outstanding:
Basic	13,130,092	13,194,226	13,242,702
Diluted	13,211,393	14,964,516	13,321,609

(1)	Includes related party management fees of approximately $292,000, $270,000 and $249,000 for the years ended December 31, 2009, 2010 and 2011, respectively.
(2)	Includes related party expenses of approximately $269,000, $411,000 and $423,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)			Non- Controlling Interest	Total

	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	13,462,356	$13,462	$169,698,598	$(123,253,836)	$(4,449,547)	619,768	$(11,383,967)	$7,266,493	$37,891,203
Stock-based compensation	0	0	302,071	0	0	0	0	0	302,071
Exercise of employee stock options, including net tax benefit of $95,068	48,100	48	244,688	0	0	0	0	0	244,736
PSC of Canada Exchange Corp. shares exchanged	11,503	12	305,944	0	0	0	0	(305,956)	0
Change in fair value of derivative and impact of de-designation, net of income tax of $543,929	0	0	0	0	820,121	0	0	0	820,121
Foreign currency translation adjustments	0	0	0	0	1,953,854	0	0	0	1,953,854
Net income	0	0	0	21,125,607	—	0	0	0	21,125,607

Total comprehensive loss									23,899,582

Balance at December 31, 2009	13,521,959	13,522	170,551,301	(102,128,229)	(1,675,572)	619,768	(11,383,967)	6,960,537	62,337,592
Stock-based compensation	0	0	1,694,371	0	0	0	0	0	1,694,371
Exercise of employee stock options, including net tax shortfall of $175,589	57,760	57	295,241	0	0	0	0	0	295,298
Restricted stock issued	666	1	(1)	0	0	0	0	0	0
Change in fair value of derivative, net of income tax of $94,449	0	0	0	0	170,970	0	0	0	170,970
Foreign currency translation adjustments	0	0	0	0	623,788	0	0	0	623,788
Net income	0	0	0	23,626,643	0	0	0	0	23,626,643

Total comprehensive income									24,421,401

Balance at December 31, 2010	13,580,385	13,580	172,540,912	(78,501,586)	(880,814)	619,768	(11,383,967)	6,960,537	88,748,662
Stock-based compensation	0	0	3,675,066	0	0	0	0	0	3,675,066
Exercise of employee stock options, including net tax shortfall of $99,803	7,872	8	(43,579)	0	0	0	0	0	(43,571)
Restricted stock issued	33,694	34	(34)	0	0	3,808	(51,066)	0	(51,066)
Foreign currency translation adjustments	0	0	0	0	(246,745)	0	0	0	(246,745)
Net income	0	0	0	16,940,194	0	0	0	0	16,940,194

Total comprehensive income									16,693,449

Balance at December 31, 2011	13,621,951	$13,622	$176,172,365	$(61,561,392)	$(1,127,559)	623,576	$(11,435,033)	$6,960,537	$109,022,540

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2010	2011
Operating activities
Net income	$21,125,607	$23,626,643	$16,940,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,689,709	4,952,722	5,921,310
Amortization	8,162,398	7,699,305	7,734,995
Amortization of deferred financing costs	2,979,515	2,445,848	1,694,708
Loss on extinguishment of debt	0	0	2,463,482
Gain on bargain purchase	0	0	(2,710,982)
Provision for doubtful accounts	4,479,094	4,899,377	3,130,801
Deferred income taxes	2,299,614	1,369,316	(529,941)
Stock based compensation	302,071	1,694,371	3,675,066
Excess tax benefit upon exercise of stock options	(140,312)	(66,372)	(17,040)
Other	109,212	87,566	644,807
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,542,465)	28,979	(9,018,734)
Management fee receivable	542,357	1,320,267	2,302,379
Other receivables	(1,109,999)	97,397	2,334,171
Restricted cash	112,043	5,333	(79,866)
Prepaid expenses and other	3,005,629	(3,387,496)	(679,959)
Reinsurance liability reserve	4,114,560	1,511,582	(431,043)
Accounts payable and accrued expenses	7,046,947	(906,472)	(5,342,649)
Accrued transportation costs	8,856,202	961,167	5,787,874
Deferred revenue	4,885,641	(3,011,441)	(3,178,997)
Other long-term liabilities	183,519	697,127	397,662

Net cash provided by operating activities	61,101,342	44,025,219	31,038,238
Investing activities
Purchase of property and equipment, net	(3,699,385)	(10,265,944)	(11,305,219)
Acquisition of businesses, net of cash acquired	(1,037,650)	0	(4,889,420)
Acquisition of management agreement	(100,000)	0	0
Restricted cash for contract performance	(1,196,637)	(2,303,897)	1,692,025
Purchase of short-term investments, net	(194,304)	(120,733)	(113,151)
Collection of notes receivable	599,841	0	0

Net cash used in investing activities	(5,628,135)	(12,690,574)	(14,615,765)
Financing activities
Repurchase of common stock, for treasury	0	0	(51,066)
Proceeds from common stock issued pursuant to stock option exercise	149,667	470,887	56,232
Excess tax benefit upon exercise of stock options	140,312	66,372	17,040
Proceeds from long-term debt	0	0	115,000,000
Repayment of long-term debt	(33,545,345)	(21,909,488)	(146,810,771)
Debt financing costs	(802,329)	(61,053)	(2,651,499)
Capital lease payments	(69,413)	(13,364)	(15,499)

Net cash used in financing activities	(34,127,108)	(21,446,646)	(34,455,563)

Effect of exchange rate changes on cash	447,083	215,233	(43,693)

Net change in cash	21,793,182	10,103,232	(18,076,783)
Cash at beginning of period	29,364,247	51,157,429	61,260,661

Cash at end of period	$51,157,429	$61,260,661	$43,183,878

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended December 31,
	2009	2010	2011
Supplemental cash flow information
Cash paid for interest	$17,789,734	$14,581,039	$8,605,267

Cash paid for income taxes	$7,066,871	$19,820,184	$11,294,365

PSC of Canada Exchange Corp. shares exchanged	$305,956	$0	$0

Change in fair value of derivative and impact of de-designation	$820,121	$170,970	$0

Business acquisitions:
Purchase price	$29,478	$0	$8,573,326
Costs of acquisition	213,193	0	0
Less:
Cash paid for working capital adjustment	269,979	0	0
Amount due to former shareholder	525,000	0	0
Cash acquired	0	0	(3,683,906)

Acquisition of business, net of cash acquired	$1,037,650	$0	$4,889,420

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1.	Basis of Presentation, Description of Business, Significant Accounting Policies and Critical Accounting Estimates

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

Description of Business

The Providence Service Corporation (the “Company”) is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of December 31, 2011, the Company operated in 42 states, and the District of Columbia, United States, and British Columbia, Canada.

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

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in its business. In the Company’s Social Services operating segment, lower client demand for its home and community based services during the holiday and summer seasons generally results in lower revenue during those periods; however, the Company’s expenses related to the Social Services operating segment do not vary significantly with these changes. As a result, the Company’s Social Services operating segment experiences lower operating margins during the holiday and summer seasons. The Company’s NET Services operating segment also experiences fluctuations in demand for its non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a fixed revenue stream based on a per member per month based structure, the Company’s NET Services operating segment normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

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

Significant Accounting Policies

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

At December 31, 2010 and 2011, approximately $3.8 million and $3.7 million, respectively, of cash was held by WCG and is not freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $16.4 million and $15.5 million of restricted cash at December 31, 2010 and 2011 as follows:

	December 31,
	2010	2011
Collateral for letters of credit—Contractual obligations	$243,000	$243,000
Contractual obligations	781,468	861,334

Subtotal restricted cash for contractual obligations	1,024,468	1,104,334

Collateral for letters of credit—Reinsured claims losses	4,808,921	4,808,921
Escrow—Reinsured claims losses	10,560,709	9,623,240

Subtotal restricted cash for reinsured claims losses	15,369,630	14,432,161

Total restricted cash	16,394,098	15,536,495
Less current portion	7,314,535	4,654,177

	$9,079,563	$10,882,318

Of the restricted cash amount at December 31, 2010 and 2011:

•	$243,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $781,000 and $861,000 was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•

approximately $4.8 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as noncurrent assets in the accompanying consolidated balance sheets;

•	approximately $4.0 million and $5.1 million was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program;

•	approximately $6.5 million and $3.8 million was restricted in relation to our auto liability program; and

•

approximately $755,000 represents funds restricted for payment of workers’ compensation expenses at December 31, 2011 related to the subsidiary in Pennsylvania the Company acquired effective June 1, 2011.

At December 31, 2011, approximately $5.1 million, $5.1 million, $3.6 million and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. Approximately $861,000 was also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services and approximately $755,000 was held at Susquehanna Bank related to restricted cash of the Company’s newly acquired subsidiary in Pennsylvania (see Note 6. Acquisitions).

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

The Company’s write-off experience for each of the years ended December 31, 2009, 2010 and 2011 was less than 1% of the Company’s revenue.

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

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In connection with its analysis of the carrying value of goodwill, the Company reconciles the aggregate fair value of its reporting units to the Company’s market capitalization including a control premium that is reasonable within the context of industry data on premiums paid. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s annual evaluation of goodwill completed as of December 31, 2011 resulted in no impairment loss.

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to customer relationships, developed technology, management contracts, restrictive covenants and software licenses acquired in the years 2006—2011 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

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

Accrued Transportation Costs

Transportation costs are estimated and accrued in the month the services are rendered by outsourced providers utilizing gross reservations for transportation services less cancellations and average costs per transportation service by customer contract. Average costs per contract are derived by utilizing historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Adjustments to those accruals are made based on reconciliations with actual costs incurred. Accrued transportation costs amounted to approximately $41.9 million and $47.7 million at December 31, 2010 and 2011, respectively.

Deferred Financing Costs

The Company capitalizes direct expenses incurred in connection with its borrowings or establishment of credit facilities and amortizes such expenses over the life of the respective borrowing or credit facility. The Company incurred approximately $2.2 million in deferred financing costs in connection with the credit facility it entered into in March 2011 (“Senior Credit Facility”). The Company also retains certain deferred financing costs of approximately $1.1 million related to its prior amended credit facility (“Old Credit Facility”), as certain lenders who participated in the Old Credit Facility also participate in the Company’s Senior Credit Facility. In addition, the Company incurred approximately $2.3 million in deferred financing costs in connection with its senior subordinated notes issued in November 2007. Deferred financing costs for the senior subordinated notes are amortized to interest expense on a straight-line basis and deferred financing costs for the Senior Credit Facility and the Old Credit Facility are amortized to interest expense based upon the effective interest method over the life of the credit facilities. Deferred financing costs, net of amortization, totaling approximately $5.1 million and $3.2 million at December 31, 2010 and 2011, respectively, are included in “Other assets” in the accompanying consolidated balance sheets.

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

The Company recognizes revenue from its annual block purchase contract which correlates to the service encounter value. If the Company’s service encounter value is less than 90% of the amounts received from CPSA for the contract year, unless waived, the Company recognizes revenue equal to the service encounter value and records a liability for any excess amounts received. CPSA has not reduced, withheld, or suspended any material payments that have not been subsequently reimbursed. The Company believes its encounter data is sufficient to have earned all amounts recorded as revenue under this contract.

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

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2011.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying consolidated balance sheets in the amount of approximately $7.0 million at December 31, 2010 and 2011.

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

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia regarding British Columbia’s actions to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately CAD $13,000 which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. During the second quarter of 2010, British Columbia filed a petition for leave to appeal the arbitration award, and on October 11, 2011, the leave to appeal was granted to British Columbia.

Subsequent to December 31, 2011, WCG received cash totaling approximately $3.4 million from British Columbia related to the arbitral award. However, in the event British Columbia prevails in its arguments during the appeal process, British Columbia will seek immediate repayment of the amount of the arbitral award owing at that time from WCG. There is no financial statement impact related to these events included in our financial results for the year ended December 31, 2011, however, upon receipt of the cash discussed above subsequent to December 31, 2011, the Company recorded approximately $3.4 million to cash and other long-term liabilities.

Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718-Compensation-Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share based payments at fair value.

Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. Other comprehensive loss was derived from foreign currency translation adjustments as follows:

	December 31,
	2010	2011
Cumulative foreign currency translation adjustments	$(880,814)	$(1,127,559)

Income Taxes

Deferred income taxes are determined by the liability method in accordance with ASC Topic 740-Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance which includes amounts for state net operating loss carryforwards, as more fully described in note 16 below, for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company recognizes interest and penalties related to income taxes as a component of income tax expense.

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

SPCIC reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. Additionally, SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual policy aggregate limit. As of December 31, 2010 and 2011, the Company had reserves of approximately $6.8 million and $7.4 million, respectively, for the general and professional liability and workers’ compensation programs. The reserves are classified as “Reinsurance liability reserve” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

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

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2010 and 2011, Provado had reserves of approximately $6.5 million and $4.7 million, respectively. The reserves are classified as “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

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

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2010 and 2011, the Company had approximately $1.3 million and $1.6 million, respectively, in reserve for its self-funded health insurance programs. The reserves are classified as “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

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

Pending Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05-Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU amends ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. However, in December 2011 (as promulgated in ASU 2011-12-Deferral of the Effective Date for Amendments to the Presentations and Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05) , the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments was deferred to provide the Board with more time to redeliberate on whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. The adoption of ASU 2011-05 will impact the presentation of other comprehensive income as the Company currently presents the components of other comprehensive income as part of the statement of stockholders’ equity.

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

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 82%, 81% and 82% of the Company’s revenue for the years ended December 31, 2009, 2010 and 2011, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the years ended December 31, 2009, 2010 and 2011, the Company conducted a portion of its operations in Canada through WCG. At December 31, 2010 and 2011, approximately $13.8 million, or 15.6%, and $13.5 million, or 12.4%, of the Company’s net assets, respectively, were located in Canada. Additionally, approximately $22.5 million, or 2.8%, $22.2 million, or 2.5%, and $22.6 million, or 2.4%, of the Company’s consolidated revenue for the years ended December 31, 2009, 2010 and 2011, respectively, was generated from the Company’s Canadian operations. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. The Company intends to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm its overall business.

3.	Other Receivables

At December 31, 2010 and 2011, insurance premiums of approximately $3.1 million and $699,000, respectively, were receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries. The insurance premiums receivable is classified as “Other receivables” in the accompanying consolidated balance sheets. In addition, the Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2010 were approximately $2.9 million, of which approximately $698,000 was classified as “Other receivables” and approximately $2.2 million was classified as “Other assets” in the accompanying consolidated balance sheets. The Company’s expected losses related to workers’ compensation and general and professional liability in excess of the Company’s liability under its associated reinsurance programs at December 31, 2011 were approximately $2.9 million, of which approximately $668,000 was classified as “Other receivables” and approximately $2.3 million was classified as “Other assets” in the accompanying consolidated balance sheets. The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheets.

4.	Prepaid Expenses and Other

Prepaid expenses and other comprised the following:

	December 31,
	2010	2011
Prepaid payroll	$2,411,556	$2,569,954
Prepaid insurance	3,365,500	3,805,410
Prepaid taxes	2,889,515	2,188,665
Prepaid maintenance agreements and copier leases	707,672	674,362
Interest receivable—certificates of deposit	1,009,888	1,123,040
Other	5,094,090	5,627,556

Total prepaid expenses and other	$15,478,221	$15,988,987

5.	Detail of Other Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2010	2011
Land	—	$754,702	$1,476,802
Building	39 years	993,405	8,614,636
Furniture and equipment	3-7 years	30,607,832	36,521,537
Construction in progress	—	2,776,300	4,644,209

		35,132,239	51,257,184
Less accumulated depreciation		18,731,132	22,694,035

		$16,401,107	$28,563,149

Depreciation expense was approximately $4.7 million, $5.0 million and $5.9 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Accrued expenses consisted of the following:

	December 31,
	2010	2011
Accrued compensation	$19,257,580	$17,608,103
Accrued interest payable	823,402	414,665
Other	13,470,147	12,631,449

	$33,551,129	$30,654,217

6.	Acquisitions

On June 1, 2011, the Company acquired all of the equity interest of The ReDCo Group, Inc. (“ReDCo”). ReDCo is a Pennsylvania corporation that provides home and community based services. The purchase price of $605,000 was funded by the Company’s cash flow from operations. Additionally, the Company repaid ReDCo’s debt of approximately $8.0 million with cash from operations. Historically, the Company provided various management services to ReDCo for a fee under a management services agreement. This acquisition further expands the Company’s home and community based services in Pennsylvania.

This acquisition was accounted for under ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the cost of the acquisition was allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values and may change when the final valuation of certain intangible assets and deferred taxes are determined. The fair value of the net assets acquired of approximately $11.3 million exceeded the purchase price of the business of approximately $8.6 million. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the acquisition was accounted for as a bargain purchase and, as a result, the Company recognized a gain of approximately $2.7 million associated with the acquisition, which the Company has recorded in “Gain on bargain purchase” within its consolidated statements of income.

The Company acquired ReDCo for less than the fair value of its assets. The seller was willing to sell this business to the Company to ensure the continuation and expansion of ReDCo’s mission to provide oversight and administration of governmental services, including public transportation services, mental health and mental retardation services, geriatric services, youth services, and similar programs as the combination of the two entities could provide synergies and potential cost efficiencies otherwise unattainable. In addition, the Company’s access to credit and equity markets reasonably ensures that ReDCo’s working capital requirements will be met. This would benefit the population served by ReDCo and the expansion of ReDCo’s services to other persons of need.

The following represents the Company’s preliminary allocation of the purchase price:

Consideration:
Cash	$8,573,326

$8,573,326

Allocated to:
Property and equipment	$7,036,454
Working capital	4,743,657
Intangibles	826,201
Other assets	69,217
Net deferred taxes	(1,391,221)

Total identifiable net assets	11,284,308
Less: gain on bargain purchase	(2,710,982)

Total consideration	$8,573,326

The fair value of trade accounts receivable acquired in this transaction was determined to be approximately $5.3 million. The gross amount due with respect to these receivables is approximately $5.8 million, of which approximately $527,000 is expected to be uncollectible. Additionally, the Company has recognized approximately $112,000 of acquisition related expenses, of which approximately $82,000 was recognized during the year ended December 31, 2011.

The following table summarizes the allocation of purchase price to intangible assets at December 31, 2011 for intangible assets acquired in 2011:

	Estimated Useful Life	Gross Carrying Amount
		December 31, 2011
Intangible assets acquired in 2011:
Customer relationships	15 Years	$826,201

No significant residual value is estimated for these intangible assets. Amortization expense is recognized on a straight-line basis over the estimated useful life.

The amounts of ReDCo’s revenue and net income included in the Company’s consolidated statements of income for the year ended December 31, 2011, and the unaudited proforma revenue and net income of the combined entity had the acquisition date been January 1, 2010, were:

	Year ended December 31,
	2010	2011
ReDCo Actual:
Revenue	$—	$20,278,094
Net income	$—	$1,256,590

Consolidated Proforma:
Revenue	$920,435,398	$957,898,385
Net income	$27,341,543	$14,472,607

The pro forma information above includes adjustments for acquisition costs of approximately $82,000 and bargain purchase gain of approximately $2.7 million. Additionally, adjustments include the elimination of management fee revenue of approximately $1.9 million for 2010 and $761,000 for 2011, as well as expenses recorded by ReDCo for management services under the historical management services agreement of the same amounts. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2010.

7.	Goodwill and Intangibles

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balances at December 31, 2009
Goodwill	$79,158,807	$191,214,989	$270,373,796
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	18,457,956	95,214,989	113,672,945

WCG foreign currency translation adjustment	110,444	—	110,444

Balances at December 31, 2010
Goodwill	79,269,251	191,214,989	270,484,240
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	18,568,400	95,214,989	113,783,389

WCG foreign currency translation adjustment	(46,391)	—	(46,391)

Balances at December 31, 2011
Goodwill	79,222,860	191,214,989	270,437,849
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	$18,522,009	$95,214,989	$113,736,998

The total amount of goodwill that was deductible for income tax purposes for acquisitions as of December 31, 2010 and 2011 was approximately $35.8 million.

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

Intangible assets consisted of the following:

		December 31,
		2010		2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs	$12,849,562	$(7,535,023)	$12,007,562	$(8,075,085)
Customer relationships	15 Yrs	75,698,777	(18,551,748)	76,436,086	(23,569,757)
Customer relationships	10 Yrs	1,417,000	(602,225)	1,417,000	(743,925)
Developed technology	6 Yrs	6,000,000	(3,067,204)	6,000,000	(4,067,204)
Software licenses	5 Yrs	824,549	(619,693)	477,455	(421,752)
Restrictive covenants	5 Yrs	144,678	(116,856)	44,804	(31,410)

Total	13.7 Yrs *	$96,934,566	$(30,492,749)	$96,382,907	$(36,909,133)

*	Weighted-average amortization period at December 31, 2011.

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $8.2 million, $7.7 million and $7.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. The total amortization expense is estimated to be approximately $7.6 million for 2012, $7.4 million for 2013, $6.2 million for 2014, $5.6 million for 2015 and $5.2 million for 2016, based on completed acquisitions as of December 31, 2011.

8.	Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31,
	2010	2011
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	$70,000,000	$49,993,000
$30,000,000 revolving loan, LIBOR plus 6.5% that was terminated in March 2011	—	—
$173,000,000 term loan, LIBOR plus 6.5% with principal and interest payable quarterly that was terminated in March 2011	112,303,772	—
$40,000,000 revolving loan, LIBOR plus 2.75% (effective rate of 3.03% at
December 31, 2011) through March 2016	—	8,000,000
$100,000,000 term loan, LIBOR plus 2.75% with principal and interest payable at least once every three months through March 2016	—	92,500,000

	182,303,772	150,493,000
Less current portion	18,113,512	10,000,000

	$164,190,260	$140,493,000

The carrying amount of the long-term obligations approximated its fair value at December 31, 2010 and 2011. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

Annual maturities of long-term obligations as of December 31, 2011 are as follows:

Year	Amount
2012	$10,000,000
2013	13,750,000
2014	64,993,000
2015	18,750,000
2016	43,000,000

Total	$150,493,000

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

During the year ended December 31, 2011, the Company repurchased approximately $20.0 million of the Notes.

Credit facility.

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

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. The Company was in compliance with all financial covenants as of December 31, 2011.

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

Additionally, the Company incurred financing fees of approximately $2.6 million to refinance the Old Credit Facility and is accounting for such fees, as well as unamortized deferred financing fees related to the Old Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis. Of the total amount of unamortized deferred financing fees related to the Old Credit Facility as of March 11, 2011, approximately $1.1 million will continue to be deferred and amortized to interest expense and approximately $2.5 million was expensed in the year ended December 31, 2011 and is included in “Loss on extinguishment of debt” in the accompanying condensed consolidated statement of income. Of the $2.6 million of fees incurred related to the Senior Credit Facility, approximately $2.2 million was deferred and will be amortized to interest expense and approximately $389,000 was expensed as interest expense in the year ended December 31, 2011.

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

The actual operating contribution margins of the operating entities that comprise Social Services ranged from approximately 1.5% to 13.7% for the year ended December 31, 2011. The Company believes that the long term operating contribution margins of the operating entities that comprise Social Services will approximate between 8% and 12% as the respective entities’ markets mature, the Company cross sells its services within markets, and standardizes its operating model among entities including acquisitions.

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

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2009, 2010 and 2011. In addition, none of the segments have significant non-cash items other than depreciation and amortization charges in operating income.

	For the year ended December 31, 2009
	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$340,737,952	$460,275,314	$—	$801,013,266

Depreciation and amortization	$6,443,423	$6,408,684	$—	$12,852,107

Operating income	$24,219,690	$29,505,372	$—	$53,725,062

Net interest expense (income)	$(178,110)	$20,610,507	$—	$20,432,397

Total assets	$148,459,757	$219,928,437	$14,718,472	$383,106,666

Capital expenditures	$1,606,453	$1,621,783	$471,149	$3,699,385

	For the year ended December 31, 2010
	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$341,920,631	$537,776,026	$—	$879,696,657

Depreciation and amortization	$6,193,718	$6,458,309	$—	$12,652,027

Operating income	$10,121,320	$47,182,031	$—	$57,303,351

Net interest expense (income)	$(190,540)	$16,202,388	$—	$16,011,848

Total assets	$148,305,013	$204,085,367	$34,543,115	$386,933,495

Capital expenditures	$1,734,495	$2,968,148	$5,563,301	$10,265,944

	For the year ended December 31, 2011
	Social Services (c)	NET Services	Corporate (a)(b)	Consolidated Total
Revenues	$361,439,165	$581,541,431	$—	$942,980,596

Depreciation and amortization	$7,082,051	$6,574,254	$—	$13,656,305

Operating income	$11,221,319	$25,417,846	$—	$36,639,165

Net interest expense	$46,345	$9,954,878	$—	$10,001,223

Gain on bargain purchase	$2,710,982	$—	$—	$2,710,982

Loss on extinguishment of debt	$1,857,029	$606,453	$—	$2,463,482

Total assets	$155,710,095	$204,666,652	$18,676,080	$379,052,827

Capital expenditures	$3,022,594	$4,301,392	$3,981,233	$11,305,219

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of December 31, 2009, 2010 and 2011 include cash totaling approximately $12.2 million, $27.0 million and $6.9 million, property and equipment totaling approximately $1.3 million, $6.2 million and $9.2 million, prepaid expenses of approximately $768,000, $921,000 and $2.2 million, and other assets of approximately $403,000, $450,000 and $445,000, respectively.
(c)	Excludes intersegment revenues of approximately $182,000 for the year ended December 31, 2009, $671,000 for the year ended Decmeber 31, 2010 and $530,000 for the year ended December 31, 2011 that have been eliminated in consolidation.

The following table details the Company’s revenues, net income and long-lived assets by geographic location.

	For the year ended December 31, 2009
	United States (a)	Canada	Consolidated Total
Revenue	$778,504,781	$22,508,485	$801,013,266

Net income	$20,572,881	$552,726	$21,125,607

Long-lived assets	$191,782,887	$7,019,591	$198,802,478

	For the year ended December 31, 2010
	United States (a)	Canada	Consolidated Total
Revenue	$857,507,678	$22,188,979	$879,696,657

Net income	$23,321,638	$305,005	$23,626,643

Long-lived assets	$189,961,245	$6,665,068	$196,626,313

	For the year ended December 31, 2011
	United States (a)	Canada	Consolidated Total
Revenue	$920,341,603	$22,638,993	$942,980,596

Net income	$16,924,287	$15,907	$16,940,194

Long-lived assets	$195,776,953	$5,996,968	$201,773,921

(a)	The Social Services and NET Services operating segments, on an aggregate basis, derived approximately 14.2%, 12.8% and 12.2% of the Company’s consolidated revenue from the State of Virginia’s Department of Medical Assistance Services for the years ended December 31, 2009, 2010 and 2011, respectively. Additionally, both segments, on an aggregate basis, derived approximately 11.0% of the Company’s consolidated revenue from the State of New Jersey for the year ended December 31, 2011.

10.	Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the year ended December 31, 2011, the Company granted a total of 247,000 ten-year options under the 2006 Long-Term Incentive Plan (“2006 Plan”) to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to non-employee directors of its board of directors, executive officers and certain key employees. The option exercise price for all options granted ranged from $12.81 to $14.81 and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of the options granted during the year ended December 31, 2011 totaled $10.40 per share.

The Company granted a total of 100,100 shares of restricted stock to non-employee directors of its board of directors and executive officers during the year ended December 31, 2011. The awards vest in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of these awards totaled $14.57 per share.

During the year ended December 31, 2011, the Company issued 2,599 shares of its common stock in connection with the exercise of employee stock options under the 2006 Plan. In addition, during the year ended December 31, 2011, the Company issued 5,273 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan (“1997 Plan”). The Company also issued 33,694 shares of its common stock to a non-employee director upon the vesting of certain restricted stock awards granted in 2009 under the Company’s 2006 Plan. In connection with the vesting of these restricted stock awards, 3,808 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the Federal and state taxing authorities. These shares were placed in treasury.

At December 31, 2010 and 2011, there were 13,580,385 and 13,621,951 shares of the Company’s common stock outstanding, respectively, (including 619,768 treasury shares at December 31, 2010 and 623,576 treasury shares at December 31, 2011) and no shares of preferred stock outstanding.

The following table reflects the total number of shares of the Company’s common stock reserved for future issuance as of December 31, 2011:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	2,051,984
Exchangeable shares issued in connection with the acquisition of WCG that are exchangeable into shares of the Company’s common stock	261,694
Convertible senior subordinated notes	1,588,578

Total shares of common stock reserved for future issuance	3,902,256

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

On December 9, 2008, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s voting common stock, par value $0.001 per share to stockholders of record at the close of business on December 22, 2008 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.001 par value per share (the “Preferred Stock” or the “Preferred Shares”), at a specified purchase price (the “Purchase Price”), subject to adjustment. On December 9, 2008, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into a Rights Agreement which was subsequently amended on October 9, 2009 (the “Initial Rights Agreement”).

On December 8, 2011, the Board approved an amendment and restatement of the Initial Rights Agreement which amends and restates in its entirety the Initial Rights Agreement. On December 9, 2011, the Company and Computershare Trust Company, N.A., as Rights Agent, executed an Amended and Restated Rights Agreement (the “Amended Rights Agreement”) to, among other things, extend the Expiration Date (as such term is defined in the Amended Rights Agreement) for an additional three-year period so that the Rights expire upon the close of business on December 9, 2014, increase the Purchase Price from $15.00 to $20.00 per one one-hundredth of a Preferred Share, expand the definition of Acquiring Person (as such term is defined in the Amended Rights Agreement) to include persons acting in concert with the person or group acquiring the Company’s common stock, expand the definition of Beneficial Ownership (as such term is defined in the Amended Rights Agreement) to include certain derivative securities relating to the Company’s common stock and change certain other provisions in order to address various current practices in connection with stockholder rights agreements.

Initially, the Rights are attached to all outstanding shares of the Company’s common stock and no separate Rights certificates will be issued until the distribution date (as defined in the Rights Agreement). The Rights are not exercisable until the distribution date. The Rights will expire on December 9, 2014, unless this date is amended or unless the Rights are earlier redeemed or exchanged by the Company. In addition, the Rights Agreement also provides that the Rights among other things: (i) will not become exercisable in connection with a qualified fully financed offer for any or all of the outstanding shares of the Company’ s common stock (as described in the Rights Agreement); (ii) permit each holder of a Right to receive, upon exercise, shares of the Company’s common stock with a value equal to twice that of the exercise price of the Right if 20% or more of the Company’s outstanding common stock is acquired by a person or group; and (iii) in the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has acquired 20% or more of the Company’s outstanding common stock, will allow each holder of a Right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right.

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

The Rights are designed to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics without paying stockholders a control premium. The Rights will cause substantial dilution to a person or group (together with all affiliates and associates of such person or group and any person or group of persons acting in concert therewith (collectively, “Related Persons”)), other than specified exempt persons, that acquires 20% or more of the Company’s common stock (which includes for this purpose stock referenced in derivative transactions and securities) on terms not approved by the Board. The Rights are not intended to prevent a takeover of the Company and will not interfere with any merger or other business combination approved by the Board at any time prior to the first date that a person or group (together with all Related Persons) becomes an Acquiring Person.

11.	Stock-Based Compensation Arrangements

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

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of December 31, 2011:

	Number of shares of the Company’s common stock authorized for issuance		Number of shares of the Company’s common stock remaining available for future grants

				Number of shares of the Company’s common stock subject to

				Options	Stock Grants
1997 Plan	428,572		—	2,902	—
2003 Plan	1,400,000		—	694,116	—
2006 Plan	2,900,000	(1)	304,951	1,213,125	141,841

Total	4,728,572		304,951	1,910,143	141,841

(1)	On May 20, 2010, the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2006 Plan by 1,100,000 shares from 1,800,000 shares to 2,900,000 shares.

The Company chose to follow the short-cut method prescribed by ASC 718 to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 (“APIC pool”). There was no effect on the Company’s financial results for 2009, 2010 or 2011 related to the application of the short-cut method to determine its APIC pool balance.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011 as all of the outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded during the years ended December 31, 2009, 2010 and 2011 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC 718 and totaled approximately $291,000 (net of tax of approximately $11,000), $1.5 million (net of tax of approximately $156,000) and $2.9 million (net of tax of approximately $774,000), respectively. ASC 718 requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the years ended December 31, 2009, 2010 and 2011, the amount of excess tax benefits resulting from the exercise of stock options was approximately $140,000, $66,000 and $17,000, respectively. For the years ended December 31, 2009, 2010 and 2011, the Company had tax shortfalls resulting from the exercise of stock options of approximately $45,000, $176,000 and $117,000, respectively. The excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for the years ended December 31, 2009, 2010 and 2011 in the accompanying consolidated statements of cash flows.

For stock-based compensation awards granted during 2009, 2010 and 2011, the associated expense is amortized over the vesting period of three years with approximately 55%, 16% and 18% recorded as client services expense, 36%, 38% and 29% as cost of non-emergency transportation services and 9%, 46% and 53% as general and administrative expense in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2011:

	Year ended December 31, 2011
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	1,691,633	$19.99
Granted	247,000	14.21
Exercised	(7,872)	7.15
Forfeited or expired	(20,618)	19.82

Outstanding at end of period	1,910,143	$19.30	6.1	$1,171,899

Vested or expected to vest at end of period	1,891,865	$19.35	6.0	$1,169,251

Exercisable at end of period	1,344,191	$21.07	5.0	$1,030,639

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2009, 2010 and 2011 were as follows:

	Year ended December 31,
	2009	2010	2011
Weighted-average grant date fair value	$8.52	$12.23	$10.40
Options exercised:
Total intrinsic value	$460,471	$454,088	$46,756
Cash received	$149,667	$470,888	$56,230

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock during the year ended December 31, 2011:

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2010	75,435	$16.82
Granted	100,100	$14.57
Vested	(33,694)	$15.88
Forfeited	—	$—

Non-vested at December 31, 2011	141,841	$15.28

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of December 31, 2011, there was approximately $5.9 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested was $0, $428,000 and $2.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

The fair value of each stock option awarded during the years ended December 31, 2009, 2010 and 2011 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Year ended December 31,
	2009	2010	2011
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	91.6%-95.7%	90.9%-91.2%	86.8%-88.1%
Risk-free interest rate	1.7%-2.7%	2.4%	1.9%-2.6%
Expected life of options (in years)	6	6	5.2 - 7.5

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and the expected stock price volatility were based on the Company’s historical data. Implied volatility was not considered due to the low volume of traded options on the Company’s common stock.

12.	Performance Restricted Stock Units

On March 14, 2011, the Company granted 122,144 performance restricted stock units (“PRSUs”) to its executive officers that may be settled in cash. The number of PRSUs eligible to be settled in cash was based on the achievement of return on equity (determined by the quotient resulting from dividing the Company’s consolidated net income for 2011 by the average of its beginning of the year and end of the year stockholders’ equity for 2011) (“ROE”), and was not determinable until March 12, 2012 (“Settlement Date”) when the

Compensation Committee of the Company’s Board of Directors certified the ROE level achieved for 2011. The payout percentages for the ROE target levels were as follows:

•	50% of the PRSUs would be awarded if the Company achieved an ROE equal to or greater than 14%; and,

•	100% of the PRSUs would be awarded if the Company achieved an ROE equal to or greater than 18%.

On the Settlement Date, the Compensation Committee certified in writing that the Company achieved an ROE of 17.13% for 2011. Since the Company’s actual ROE fell between the 14% and 18% levels, the payout amount was determined by linear interpolation.

The amount of the award was determined by multiplying the number of PRSUs corresponding to the ROE level achieved by the fair market value (at closing market price) of the Company’s common stock on the Settlement Date. Of the 122,144 PRSUs granted in 2011, 108,861 PRSUs, or 89.1% thereof, were awarded and will be settled in cash in the amount of approximately $1.7 million. Payment of the award will be equally divided into three tranches corresponding to the required vesting period where the first tranche was paid on the Settlement Date and the remaining tranches will be paid to vested participants on or between March 1 and March 15, 2013 and 2014, respectively. Vesting criteria for PRSU awards require employment with the Company throughout 2011 as well as achievement of the performance goal, and employment up through each applicable service vesting date which will be December 31, 2011, 2012 and 2013 for each of the three respective tranches.

The Company applies a graded vesting expense methodology when accounting for the PRSUs and the fair value of the liability is remeasured at the end of each reporting period through the Settlement Date. Compensation expense associated with the PRSUs was based upon the closing market price of the Company’s common stock on the measurement date and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Compensation expense of approximately $906,000 was recorded by the Company for the year ended December 31, 2011 related to the PRSUs.

13.	Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2009	2010	2011
Numerator:
Net income, basic	$21,125,607	$23,626,643	$16,940,194
Effect of Interest related to Convertible Debt	—	2,942,004	—

Net income available to common stockholders, diluted	$21,125,607	$26,568,647	$16,940,194
Denominator:
Denominator for basic earnings per share — weighted-average shares	13,130,092	13,194,226	13,242,702
Effect of dilutive securities:
Common stock options and restricted stock awards	81,301	91,550	78,907
Convertible Debt	—	1,678,740	—

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	13,211,393	14,964,516	13,321,609

Basic earnings per share	$1.61	$1.79	$1.28

Diluted earnings per share	$1.60	$1.78	$1.27

For the years ended December 31, 2009, 2010 and 2011, employee stock options to purchase 11, 1,620 and 1,531 shares, respectively, of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been anti-dilutive. The effect of issuing 1,678,740 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2011 as it would have been antidilutive.

14.	Leases

The Company leases many of its operating and office facilities for various terms under non-cancelable operating lease agreements. The leases expire in various years and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid as of December 31, 2010 and 2011 was approximately $521,000 and $912,000, respectively, and was included in “Accrued expenses” in the accompanying consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2011:

Operating Leases
2012	$14,648,208
2013	11,009,336
2014	7,279,770
2015	4,563,109
2016	2,890,949
Thereafter	2,801,677

Total future minimum lease payments	$43,193,049

Rent expense related to operating leases was approximately $16.8 million, $18.7 million and $19.4 million, for the years ended December 31, 2009, 2010 and 2011, respectively.

15.	Retirement Plan

Social Services

The Company maintains qualified defined contribution plans under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”), for all employees of its Social Services operating segment and corporate personnel, as well as employees of its NET Services operating segment as of January 1, 2012. The Company, at its discretion, may make a matching contribution to the plans. The Company’s contributions to the plans were approximately $399,000, $391,000 and $406,000, for the years ended December 31, 2009, 2010 and 2011, respectively.

On August 31, 2007, the Board adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for the Company’s eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. As of December 31, 2011, there were seven participants in the Deferred Compensation Plan.

NET Services

The Company maintained a qualified defined contribution plan under Section 401(k) of the IRC for all employees of its NET Services operating segment through December 31, 2011. Under this plan, the Company contributed an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, the Company could also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event did participant shares of the Company’s matching contribution exceed 1.25% of participants’ compensation for the plan year. For the years ended December 31, 2009, 2010 and 2011, the Company made contributions to this plan totaling approximately $213,000, $124,000 and $135,000, respectively. This plan transferred to the Social Services operating segment plan (discussed above) effective January 1, 2012.

The Company also maintains a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of its NET Services operating segment. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. As of December 31, 2011, there were 17 highly compensated employees who participated in this plan.

16.	Income Taxes

The federal and state income tax provision is summarized as follows:

	Year ended December 31,
	2009	2010	2011
Federal:
Current	$8,325,467	$13,487,468	$9,262,461
Deferred	2,320,618	1,201,825	(301,719)

	10,646,085	14,689,293	8,960,742
State:
Current	$1,913,762	$2,569,947	$1,253,073
Deferred	(274,230)	277,554	(20,738)

	1,639,532	2,847,501	1,232,335
Foreign:
Current	$(371,785)	$238,129	$(40,345)
Deferred	253,226	(110,063)	(207,484)

	(118,559)	128,066	(247,829)

Total provision for income taxes	$12,167,058	$17,664,860	$9,945,248

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2009	2010	2011
Federal statutory rates	35%	35%	35%

Federal income tax at statutory rates	$11,652,434	$14,452,026	$9,409,905
Change in valuation allowance	95,501	347,775	(417,038)
State income taxes, net of federal benefit	635,692	1,850,876	801,018
Difference between federal statutory and foreign tax rate	(33,533)	(35,607)	50,261
Stock option expense	96,380	394,606	618,819
Meals and entertainment	92,587	76,413	110,352
Bargain purchase gain on the acquisition of ReDCo	—	—	(948,844)
Other	(372,003)	578,771	320,775

Provision for income taxes	$12,167,058	$17,664,860	$9,945,248

Effective income tax rate	37%	43%	37%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2011
Deferred tax assets:
Net operating loss carryforwards	$1,337,000	$1,028,000
Accounts receivable allowance	387,000	1,644,000
Property and equipment depreciation	418,000	545,000
Accrued items and prepaids	2,216,000	1,486,000
Nonqualified stock options	882,000	1,396,000
Deferred Rent	549,000	490,000
Deferred Financing Costs	469,000	433,000
Other	287,000	395,000

	6,545,000	7,417,000
Deferred tax liabilities:
Prepaids	1,386,000	1,571,000
Property and equipment depreciation	2,910,000	5,798,000
Goodwill and intangibles amortization	11,021,000	10,514,000
Other	308,000	30,000

	15,625,000	17,913,000

Net deferred tax liabilities	(9,080,000)	(10,496,000)
Less valuation allowance	(866,000)	(449,000)

Net deferred tax liabilities	$(9,946,000)	$(10,945,000)

Current deferred tax assets, net of $463,000 and $228,000 valuation allowance for 2010 and 2011, respectively	$1,634,000	$1,965,000
Noncurrent deferred tax liabilities, net of $403,000 and $221,000 valuation allowance for 2010 and 2011, respectively	(11,580,000)	(12,910,000)

	$(9,946,000)	$(10,945,000)

At December 31, 2011, the Company had approximately $526,000 of federal net operating loss carryforwards which expire in years 2017 through 2030 and $17.4 million of state net operating loss carryforwards which expire as follows:

2012	$1,051,184
2013	44,985
2014	225,662
2015	614,850
2016	2,141,954
Thereafter	13,279,748

$17,358,383

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

The net change in the total valuation allowance for the year ended December 31, 2011 was $417,000. The valuation allowance includes $9.4 million of state net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2009, 2010 and 2011 in the amount of $140,000, $66,000 and $17,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

The Company recognized a tax shortfall related to stock option plans for the years ended December 31, 2009, 2010 and 2011 in the amount of $45,000, $242,000 and $117,000, respectively. This was recorded as a reduction of deferred tax assets and a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

The Company expects none of the unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2009, 2010 and 2011, the Company recognized approximately $7,000, ($2,000) and $3,000, respectively, in interest and penalties. The Company had approximately $5,000 and $8,000 for the payment of penalties and interest accrued as of December 31, 2010 and 2011. A reconciliation of the liability for unrecognized income tax benefit is as follows:

	December 31,
	2009	2010	2011
Unrecognized tax benefits, beginning of year	$169,000	$119,000	$173,000
Increase (decrease) related to prior year positions	(44,000)	54,000	(41,000)
Increase related to current year tax positions	—	—	192,000
Settlements	(6,000)	—	—

Unrecognized tax benefits, end of year	$119,000	$173,000	$324,000

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $324,000 as of December 31, 2011.

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States, four years for Canada, and between eighteen months and four years for states. The Company is subject to the following material taxing jurisdictions: United States, Canada, California, Connecticut, Philadelphia and Virginia. The tax years that remain open for examination by the United States, Connecticut, Philadelphia and Virginia jurisdictions are years ended December 31, 2008, 2009, 2010 and 2011; the California filings that remain open to examination are years ended December 31, 2007, 2008, 2009, 2010 and 2011.

Residual United States income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiary as the foreign subsidiary had cumulative losses as of December 31, 2011. Should the foreign subsidiary have future cumulative earnings, these earnings will be considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes will be provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes payable to Canada less an adjustment for foreign tax credits.

17.	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $655,000 and $878,000 at December 31, 2010 and 2011, respectively.

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

18.	Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $292,000, $270,000 and $249,000 for the years ended December 31, 2009, 2010 and 2011, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2010 and 2011 were approximately $237,000 and $224,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease after the first 36 months of the lease term with a six month prior written notice. Certain members of Mr. Schwarz’s (the chief executive officer of LogistiCare) immediate family have partial ownership interest in McDowell. In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust. For 2009, 2010 and 2011, the Company expensed approximately $269,000, $411,000 and $423,000, respectively, in lease payments to McDowell. Effective November 2009, the lease agreement was amended to provide additional office space resulting in increased rent expense for 2010 as compared to 2009. Future minimum lease payments due under the amended lease total approximately $1.2 million at December 31, 2011.

19.	Subsequent Events

As discussed in note 1, under the heading “Non-Controlling Interest”, WCG received cash of approximately $3.4 million from British Columbia in February 2012.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2011) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2011.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated by reference from our 2012 Proxy Statement including, but not necessarily limited to, the sections “Proposal 1—Election of Directors” and “Corporate Governance”.

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

Information required by this Item is incorporated by reference from our 2012 Proxy Statement including, but not necessarily limited to, the sections “Corporate Governance” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated by reference from our 2012 Proxy Statement including, but not necessarily limited to, the sections “Voting Securities of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	1,910,143	$19.30	304,951
Equity compensation plans not approved by security holders	—	—	—

Total	1,910,143	$19.30	304,951

(1)	Columns (a) and (b) include 1,910,143 shares issuable upon exercise of outstanding stock options.
(2)	The number of shares shown in column (c) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended. No additional stock options or other stock-based awards may be granted under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from our 2012 Proxy Statement including, but not necessarily limited to, the section “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference from our 2012 Proxy Statement including, but not necessarily limited to, the section “Independent Public Accountants”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2010 and 2011;

•	Consolidated Statements of Income for the years ended December 31, 2009, 2010 and 2011;

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income at December 31, 2009, 2010 and 2011; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year Ended December 31, 2011:
Allowance for doubtful accounts	$5,252,231	$3,314,174	$3,002,815	(1)	$5,734,477	(2)	$5,834,743
Deferred tax valuation allowance	865,605	(417,038)	—		—		448,567
Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,901,391	$4,304,284	$3,471,668	(1)	$5,425,112	(2)	$5,252,231
Deferred tax valuation allowance	517,830	347,775	—		—		865,605
Year Ended December 31, 2009:
Allowance for doubtful accounts	$3,433,689	$3,827,626	$3,615,325	(1)	$7,975,249	(2)	$2,901,391
Deferred tax valuation allowance	422,428	95,402	—		—		517,830

Notes:

(1)	Amounts primarily include the allowance for contractual adjustments related to our non-emergency transportation services operating segment that are recorded as adjustments to non-emergency transportation services revenue as well as certain reclassifications within the “Accounts Receivable” line item of the consolidated balance sheets made to conform with the current period presentation of the allowance for doubtful accounts in this schedule related to our correctional services business.
(2)	Write-offs, net of recoveries

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1(1)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(2)	Agreement and Plan of Merger, dated as of November 6, 2007, by and among The Providence Service Corporation, Charter LCI Corporation, CLCI Agent, LLC, as Stockholders’ Representative, and PRSC Acquisition Corporation, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 9, 2011.

3.2(3)	Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010.

4.1(4)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(5)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(6)	Amended and Restated Rights Agreement, dated as of December 9, 2011, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(7)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(8)	2003 Stock Option Plan, as amended.

+10.3(9)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(10)	Providence Service Corporation Deferred Compensation Plan.

+10.5(11)	Amended and Restated Providence Service Corporation Deferred Compensation Plan.

10.6(4)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.9(11)	Credit Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including certain domestic subsidiaries), Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, the other lenders party thereto, Merrill Lynch, Pierce, Fenner, & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers.

10.10(11)	Pledge Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

10.11(11)	Security Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

Exhibit Number	Description

+10.12(12)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.13(13)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.14(12)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Michael N. Deitch.

+10.15(13)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Michael N. Deitch.

+10.16(12)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.17(13)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.18(12)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.19(13)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.20(13)	Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Herman Schwarz.

+10.21(14)	Form of Restricted Stock Agreements, as amended.

+10.22(14)	Form of Stock Option Agreements.

+10.23(14)	Form of Performance Restricted Stock Unit Agreements.

+10.24	Form of Performance Restricted Stock Unit Agreements, as amended.

12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.
(3)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.
(7)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(8)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(9)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.
(10)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.
(11)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.
(12)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2011.
(13)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.
(14)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ FLETCHER JAY McCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer

Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FLETCHER JAY MCCUSKER Fletcher Jay McCusker	Chairman of the Board; Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/S/ MICHAEL N. DEITCH Michael N. Deitch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/S/ HUNTER HURST, III Hunter Hurst, III	Director	March 15, 2012

/S/ RICHARD A. KERLEY Richard A. Kerley	Director	March 15, 2012

/S/ KRISTI L. MEINTS Kristi L. Meints	Director	March 15, 2012

/S/ WARREN S. RUSTAND Warren Rustand	Director	March 15, 2012