Form 10-K/A
period 2011-12-31
PROVIDENCE SERVICE CORP
filed 2012-04-30
CIK 1220754

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 27, 2012, there were outstanding 13,026,829 shares (excluding treasury shares of 631,013) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the Securities and Exchange Commission, or SEC, on March 15, 2012 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2012 Annual Meeting of Stockholders. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2011. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

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

Except as set forth in Part III below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “Providence”, “we,” “our,” and “us” refer to The Providence Service Corporation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the current directors as of April 27, 2012:

Name	Age	Class	Term Expires
Fletcher Jay McCusker	62	3	2012
Hunter Hurst, III (1)(2)(3)	73	1	2013
Richard A. Kerley (1)(2)(3)	62	1	2013
Kristi L. Meints (1)(2)(3)	57	3	2012
Warren S. Rustand (4)	69	2	2014

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee
(4)	Lead Director

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

Mr. McCusker brings to Providence over forty years of experience in the social services industry. Mr. McCusker’s day to day leadership of Providence, as Chief Executive Officer, provides him with intimate knowledge of our business, results of operations and financial condition. As one of the founders of Providence, he has provided and continues to provide strategic guidance. Under his leadership we have grown our business to become a leading provider of home and community based social services and non-emergency transportation management services to over 10.0 million beneficiaries including children, adolescents and families who are eligible to receive our services due to income level and emotional and educational disabilities. The Board of Directors, or Board, believes that Mr. McCusker provides unique insights into the Company’s challenges, opportunities, risks and operations.

Hunter Hurst, III has served as our director since December 1996 and chairperson of the nominating and governance committee of our board of directors since May 2005. Mr. Hurst served as Director of the National Center for Juvenile Justice (NCJJ) from its founding in 1973 until his retirement in May 2008. NCJJ is the leading resource for juvenile justice research and statistics in the western hemisphere. He has directed over thirty applied research studies and has authored numerous publications relating to juvenile issues. He received his bachelor’s degree in psychology and master’s degree in social work from Louisiana State University in 1960 and 1965, respectively.

Mr. Hurst has extensive knowledge in evaluating the justice system performance related to children and families, budgeting, internal control, diversifying revenue streams as an important means of controlling risk and charting public policy impact on internal operations from his experience as Chief Executive of NCJJ. In addition, Mr. Hurst has served on the board of directors of numerous not-for profit organizations that span the entire spectrum of human services from treatment of severely emotionally disturbed children to battered women, violent youth, work release for the criminally confined, employment agencies for youth and drug treatment. Further, Mr. Hurst has served as an expert witness and provided testimony to numerous state legislatures, judiciary committees of the U.S. House of Representatives and Senate, the United Nations and the International Association of Youth Magistrates. Mr. Hurst is able to provide industry insight to the Board’s discussions of the Company’s challenges, opportunities and operations.

Richard A. Kerley is currently the Senior Vice President and Chief Financial Officer and member of the board of directors of Peter Piper, Inc., a privately-held pizza and entertainment restaurant chain. Mr. Kerley has served in these positions since November 2008. From July 2005 to October 2008, Mr. Kerley served as the Chief Financial Officer of Fender Musical Instruments Corporation. From June 1981 to July 2005, Mr. Kerley was an audit partner with Deloitte & Touche LLP. Prior to becoming a partner in Deloitte & Touche, Mr. Kerley served as an audit manager and staff accountant from August 1971 to June 1981. He received a bachelor of business administration degree in accounting from Marshall University in 1971 and is a certified public accountant in the State of Arizona.

Mr. Kerley is a senior financial executive with experience in a variety of operational issues, financial budgeting, planning and analysis, capital investment decisions, mergers and acquisitions, operational and financial controls, internal and external reporting, financings and public offerings and filings with the SEC. Mr. Kerley’s strong financial background provides our board of directors with financial expertise, including an understanding of financial statements, finance, capital investing strategies and accounting.

Kristi L. Meints has served as our director and chairperson of the audit committee of our board of directors since August 2003. From January 2005 to December 2009 when she retired, and from August 1999 until September 2003, Ms. Meints served as Vice President and Chief Financial Officer of Chicago Systems Group, Inc. (now known as CSG Government Solutions, Inc.), a technology consulting firm based in Chicago, Illinois. From October 2003 through December 2004, she served as Chief Financial Officer of Peter Rabbit Farms, a carrot and vegetable farming business in Southern California. From January 1998 until August 1999, she was interim Chief Financial Officer for Cordon Corporation, a start-up services company. Ms. Meints was group finance director for Avery Dennison Corporation, a New York Stock Exchange listed company that is a multi-national manufacturer of consumer and industrial products, from March 1996 until December 1997. From February 1977 until June 1995, she held a variety of financial positions at SmithKline Beecham Corporation, including as director of finance, worldwide manufacturing animal health products; and as manager of accounting and budgets for Norden Laboratories, Inc., one of its wholly owned subsidiaries. She received a bachelor’s degree in accounting from Wayne State College in 1975 and a master’s degree in business administration from the University of Nebraska in 1984.

Ms. Meint’s strong financial and operational background, including her experience as Chief Financial Officer of Chicago Systems Group, Inc. and Peter Rabbit Farms and senior finance positions at Avery Dennison Corporation and SmithKline Beecham Corporation, provides financial expertise to the Board, including an understanding of financial statements, budgeting, operational and corporate finance and accounting.

Warren S. Rustand has served as our director since May 2005, our lead director since January 2007. Since January 2004, Mr. Rustand has served as managing director of SC Capital Partners LLC, an investment banking group which includes: corporate advisory services, a private equity fund, capital sourcing, with a focus on the microcap market. Since January 2001, he has served as the Chief Executive Officer of Summit Capital Consulting, a firm which specializes in the development of small to midsize companies by sourcing, and structuring financial, and human capital resources for the organization. Mr. Rustand has served as a member of the board of directors for over 40 public, private, and not-for-profit organizations. The range of these organizations is from multibillion dollar public companies, to midsize, early stage, and startup companies. Mr. Rustand was chairman and Chief Executive

Officer of Rural Metro Corp., a $600 million emergency services company traded on Nasdaq. In addition, Mr. Rustand has had a long term interest in public policy, and in 1973, was selected as a White House Fellow. During his fellowship, he served in various positions such as special assistant to the Secretary of Commerce and special assistant to the Vice President. In addition, from 1974 to 1976, he served as the Appointments Secretary to the President. Mr. Rustand serves as a director of MedPro Safety Products, Inc., a medical device safety products company, where he chairs the audit committee and serves on other board committees. He received his bachelor’s degree and master’s degree from the University of Arizona in 1965 and 1972, respectively.

Mr. Rustand’s positions as a member of the board of directors for many public, private and not-for-profit organizations, managing director of SC Capital Partners LLC, Chief Executive Officer of Summit Capital and tenure as a senior executive at other organizations has enabled him to provide our board of directors with valuable business, leadership and management perspectives and business acumen. Mr. Rustand also brings financial expertise to our Board, including his prior service as chairman of the audit committee of other public companies.

The following is a brief summary of the background of each executive officer who is not a director as of April 27, 2012:

Michael N. Deitch, 55, a certified public accountant, has served as our Chief Financial Officer since June 1997. He was named our Secretary and Treasurer in October 1998. Prior to joining the Company, Mr. Deitch worked for two large public companies performing various finance, accounting, tax and management functions. He also worked for several years in public accounting serving as an independent auditor, tax preparer, and providing litigation support services. Mr. Deitch received a bachelor’s degree in accounting from the University of Tennessee in 1979 and a master’s degree in business administration from the University of Tennessee in 1981.

Fred D. Furman, Esq., 63, has served as our Executive Vice President since March 2006 and our general counsel since September 2003. From August 2002 until September 2003, Mr. Furman was self-employed as a consultant. Mr. Furman was previously with PMR Corporation, a publicly traded mental health company, from March 1995 until August 2002 (when PMR merged with Psychiatric Solutions, Inc.), where he held a number of positions, including, from September 1997 through August 2002, as its President and General Counsel. Mr. Furman is a former partner and head of the litigation department for the Philadelphia law firm of Kleinbard, Bell & Brecker LLP. Mr. Furman received his bachelor’s degree in history from Temple University in 1969 and a juris doctorate degree from Temple University, School of Law in 1973.

Craig A. Norris, 44, has been with our Company since our inception in 1997 serving in various capacities, including Eastern Division President and member of the Board from 2008-2009. Presently Mr. Norris serves as our Chief Operating Officer, a position he has held since 2004. Before joining Providence, Mr. Norris served as the Chief Operating Officer of a privately held organization providing behavioral health services in Arizona. Mr. Norris has held various roles in managed behavioral healthcare and public sector emergency psychiatric services through the Arizona Department of Health Services.

Herman M. Schwarz, 49, was appointed to serve as Chief Executive Officer of our non-emergency transportation management services business (comprising Charter LCI Corporation, including its subsidiaries (collectively “LogistiCare”)) on May 20, 2009. Mr. Schwarz has over 20 years of experience and proven skills in strategy development, operations management, financial management, mergers and acquisitions activity, and sales and marketing leadership. From January 2007 to May 2009, Mr. Schwarz served as Chief Operating Officer of LogistiCare responsible for its day-to-day operations including call center operations, client relationships, subcontractor management, service delivery and quality assurance. Prior to joining LogistiCare in 2007, Mr. Schwarz was the founder and partner of C3 Marketplace LLC, a buying service venture that delivers cost effective sourcing from Asia to small and medium sized retailers and manufacturers from August 2005 to December 2006. Other previous executive positions included President and Chief Executive Officer of Aegis Communications Group Inc., or Aegis, a publicly-traded provider of outsourced call center services, President of Elrick & Lavidge, the marketing research division of Aegis, as well as various senior roles with Selig Industries and National Linen Service, divisions of National Service Industries, from 1992 to 2005. Mr. Schwarz received a master’s degree in business administration from the Wharton School of Business at the University of Pennsylvania and a bachelor’s degree in commerce from the University of Virginia.

Leamon A. Crooms III, 49, was appointed to serve as our Chief Strategy Officer effective February 1, 2010. While employed by Cap Gemini Ernst & Young as Senior Manager from August 2000 to July 2003, Bearing Point as Manager (formerly KPMG LLP) from August 1999 to August 2000 and Ernst & Young LLP as Senior Consultant from June 1997 to July 1999, he provided strategic input and led new market strategies for Federal Express, Eckerd Health Services, Bed, Bath and Beyond, General Electric, Catholic Healthcare West, ANB AMRO Bank and Hewlett Packard. Most recently, from August 2003 until January 2010, he was Chief Advisor of Strategic Growth Advisors, a business advisory firm that he founded. Mr. Crooms has a bachelor’s degree in English and economics from the University of California, Davis and a master’s degree in business administration from the University of Arizona-Eller School of Business.

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately designated standing Audit Committee. The Audit Committee is currently composed of Ms. Meints (Chairperson) and Messrs. Hurst and Kerley. The Board has determined that each member of the Audit Committee is independent as defined by the applicable Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Board has also determined that Ms. Meints and Mr. Kerley are each an “audit committee financial expert” as defined under Item 407 of SEC Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s common stock, par value $0.001 per share, or Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Providence. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Providence with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and greater than ten percent beneficial stockholders of the Company complied with applicable Section 16(a) requirements during the year ended December 31, 2011.

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

Executive Summary

Our Compensation Committee continually reviews the compensation programs for our executive officers to ensure they achieve the desired goals of aligning our executive compensation structure with our stockholders’ interests and current market practices. As a result of its review process, the Compensation Committee made the following changes to our executive compensation practices beginning in 2011:

•

entered into a fixed term contract with each of our executive officers that does not automatically renew and that provides for a double trigger change in control mechanism related to certain payment provisions that are not triggered upon a change in control of our company under the employment agreements unless the executive officer is subsequently terminated without cause or terminates for good reason; and

•

implemented an annual incentive cash compensation program that is based on our achievement of either a threshold, target or maximum level of earnings before interest, taxes, depreciation and amortization, or EBITDA, performance that includes the incentive cash compensation accrual.

In keeping with the Compensation Committee’s endeavor to more closely align our executive compensation structure with our stockholders’ interests and current market practices, the Compensation Committee implemented a policy that requires at least half of the equity-based compensation (based on the number of shares to be awarded annually) awarded to our executive officers be performance based and measured over a multi-year performance period beginning in 2012.

Our compensation programs are intended to align our executive officers interests with those of our stockholders by rewarding performance that meets or exceeds the goals the Compensation Committee establishes with the objective of increasing stockholder value. In line with our pay for performance philosophy as described below, the total compensation received by our executive officers will vary based on individual and corporate performance measured against annual and long-term performance goals. Our executive officers’ total compensation is comprised of a mix of base salary, annual incentive compensation and long-term incentive awards.

Our success in both the non-emergency transportation management services, or NET Services, and social services segments of our business led to a solid financial performance in 2011. Revenue for 2011 increased 7.2% to $943.0 million as compared to 2010. Our NET Services segment grew 8.1% to $581.5 million and revenue from our social services segment increased 5.7% to $361.4 million in 2011 as compared to 2010. Net income was $16.9 million, or $1.27 per diluted share for 2011. While diluted earnings per share for 2011 was below record results achieved in 2010 and EBITDA was unfavorable to budget for 2011, we generated strong earnings, return on equity and positive cash flow as set forth below despite a challenging economic environment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for a more detailed description of our fiscal year 2011 financial results.

	Year ended December 31,
	2011	2010
Actual to Budget EBITDA Favorable/(Unfavorable)	$(9,106,748)	$8,851,707
Earnings per share - Diluted	$1.27	$1.78
Return on equity	17%	31%

Our 2011 and 2010 financial performance was a key factor in the compensation decisions and outcomes for 2011.

•

EBITDA is the key financial performance metric we use for annual cash incentive awards. Performance with respect to this metric did not exceed our target (budget) for 2011 and as a result the annual cash incentives based on this metric were not awarded to our executive officers for 2011.

•

EBITDA, diluted earnings per share and return on equity are the key financial performance metrics for equity-based awards. In determining the amount and type of equity-based awards to grant to each of our executive officers in 2011, the Compensation Committee considered, among other things, our financial performance as measured by these metrics for 2010 on an absolute basis as well as relative to the financial performance of a peer group of companies within our industry. Included among the equity-based awards granted to each of our executive officers in 2011 were performance based restricted stock units. These restricted stock units, if earned based on the Company’s achievement of return on equity targets established by the Compensation Committee discussed more fully below, are settled in cash.

In addition, as further discussed below, the Compensation Committee reviewed the analysis conducted by its compensation consultant in determining the compensation packages of our executive officers in 2011.

The discussion and analysis that follows includes sections related to:

•	our compensation philosophy;

•

the forms of compensation paid during 2011 to each of our Chief Executive Officer, Chief Financial Officer and the other executive officers named in our summary compensation table for the fiscal year ended December 31, 2011, referred to throughout Part III - Item 11 of this report as our “Named Executive Officers”;

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

Compensation Philosophy

We believe that compensation programs offered to executives should support the achievement of our financial goals and the creation of long-term stockholder value. Accordingly, our guiding compensation principles focus on:

•	attracting and retaining high-performance leaders;

•	aligning the interests of our executives with those of our stockholders;

•

linking a meaningful portion of executive compensation to our financial performance and a small portion of their compensation to the achievement of each executives’ personal performance objectives; and

•	awarding a significant portion of compensation based on at-risk opportunity while aligning compensation with stock price performance.

Our compensation program is designed to create a collegial atmosphere that encourages executives to cooperate toward the achievement of short-term and long-term goals that benefit us and stockholders, while at the same time rewarding each executive’s individual contribution to our success. To achieve this objective, the Compensation Committee has established a compensation package consisting of base salary, short-term incentive compensation in the form of an annual cash bonus, and long-term incentive compensation in the form of equity and cash-based awards.

We believe it is appropriate that an executive officer’s overall compensation package be competitive with the level of compensation provided by a peer group of companies to comparable executives. To achieve this objective, we target salaries and incentive opportunities at competitive median levels of our peers based on the best available market data. Compensation opportunities for exceptional business performance are higher, as we may pay above the industry median to motivate, reward and retain performers who significantly exceed our company and individual goals. Additional factors the Compensation Committee takes into consideration in determining an executive’s compensation level include role, tenure, experience, skills and individual performance.

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

Base salaries take into consideration the Compensation Committee’s evaluation of the individual’s performance and level of pay compared to pay levels for similar positions within the Peer Group as defined below. Increases in base salaries are partially based upon individual performance after taking into account the amount we have budgeted for the year for potential merit increases in executive base salaries. They recognize the overall skills, experience and tenure in position of each Named Executive Officer and their responsibilities within, and expected contributions to, our company.

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

•

Discretionary Cash Bonuses. In addition to performance-based incentive bonuses earned under our Annual Incentive Plan, the Compensation Committee may also award discretionary cash bonuses to all or certain of the Named Executive Officers based on their individual performance and our overall performance, special or unusual circumstances or for motivation or retention reasons.

•

Equity Grants under our Annual Equity-Based Compensation Program. Annual compensation may be awarded to our Named Executive Officers in the form of equity-based awards including performance restricted stock units settled in cash that are performance based and measured with reference to our achievement of performance criteria established by the Compensation Committee. Each year we use equity grants under our 2006 Plan to ensure the focus of our Named Executive Officers on our key long-term financial and strategic objectives and to encourage them to take into account our and our stockholders’ long-term interests through ownership of our Common Stock or securities with value tied to our Common Stock. Our Compensation Committee has adopted an equity-based compensation program, or Equity-Based Program, which provides equity-based awards to our Named Executive Officers under the 2006 Plan based upon comparable levels of equity-based compensation of the Peer Group as defined below. These awards recognize the Named Executive Officers for their contributions to our overall corporate performance and provide a financial incentive to them to achieve our long-term goals. These awards take the form of stock option grants, restricted stock awards and performance restricted stock units settled in cash.

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

•

Post-termination compensation. We offer all our employees, including our Named Executive Officers, the opportunity to participate in our ERISA-qualified 401(k) Plan. All Named Executive Officers are eligible to participate in this 401(k) Plan and to receive a Company match, subject to plan requirements and contribution limits established by the Internal Revenue Service, or IRS. In addition, to further advance our interests and our stockholder’s interests by enhancing our ability to attract and retain certain management, key employees and independent contractors who are in a position to make contributions to our success, we have adopted both a non-qualified deferred compensation plan, or Deferred Compensation Plan, in which our Named Executive Officers, other than Mr. Schwarz, may participate and a deferred compensation Rabbi Trust Plan, in which Mr. Schwarz is entitled to participate. Participants in these plans, each of which is intended to comply with the provisions of Section 409A of the Code, may defer portions of their compensation in order to provide for future retirement and other benefits. Additionally, pursuant to our employment agreements with our Named Executive Officers, they are each entitled to certain cash payments upon termination of their employment for certain reasons and upon termination of employment in connection with a change in control and the acceleration of certain of their equity awards upon a change in control.

•

Perquisites and Other benefits. We provide a limited number of perquisites to our Named Executive Officers from time to time to provide them flexibility and increase travel efficiencies, allowing more productive use of their time. We also provide them with certain other benefits, including those generally available to all salaried employees as well as others which are not available to all salaried employees.

Compensation Approval Process

The compensation of Mr. McCusker, our Chief Executive Officer, is determined and approved by the Compensation Committee. Mr. McCusker annually reviews the performance of each Named Executive Officer, other than himself, relative to the annual performance goals established for the year. He then makes recommendations to the Compensation Committee with respect to all aspects of the compensation of the other Named Executive Officers, but does not participate in the final deliberations of the Compensation Committee with respect thereto. The Compensation Committee exercises discretion in modifying compensation recommendations relating to the other Named Executive Officers that were made by Mr. McCusker and approves all compensation decisions for the Named Executive Officers. Compensation paid to officers (other than our Named Executive Officers) as defined in Section 16 of the Exchange Act and the rules and regulations promulgated thereunder, must also be approved by our Compensation Committee. The Compensation Committee has delegated the authority to the Chief Executive Officer to make equity grants to non-Section 16 officers, subject to guidelines established by the Compensation Committee throughout any given year.

Executive Compensation Review Process

Competitive Positioning. In line with our compensation philosophy, the compensation program for our Named Executive Officers that was set by our Compensation Committee for 2011 was comprised of a mix of base salary, incentive cash bonuses and long-term incentive compensation in the form of equity-based awards, as well as group medical and other benefits, participation in our Deferred Compensation Plan or Rabbi Trust Plan, as applicable, and 401(k) Plan and/or limited perquisites. In determining the base salary, targeted incentive cash bonus under our Annual Incentive Plan and equity awards under our Equity-Based Program, referred to as “total targeted compensation,” for each of our Named Executive Officers for 2011, the Compensation Committee reviewed surveys of compensation data for comparable companies and executives prepared by a compensation consultant as well as published compensation survey data, recommendations made by our Chief Executive Officer with respect to the other Named Executive Officers, and various other factors specific to the individual executive and then used its discretion to set compensation for individual executive officers, including our Chief Executive Officer, at levels warranted, in its judgment, by external, internal and/or individual circumstances.

The Compensation Committee has the authority under its charter to retain compensation consultants to assist it. In accordance with this authority, in 2010, the Compensation Committee engaged Longnecker as its compensation consultant to provide information, analyses, and advice regarding matters related to the compensation of our Chief Executive Officer and other Named Executive Officers for 2011.

Specifically, Longnecker was engaged by the Compensation Committee to: (i) review total direct compensation including base salary, annual incentives and long-term incentives for our Named Executive Officers, (ii) assess the market competiveness of executive compensation as compared to a peer group of companies noted below, or the Peer Group, and published survey sources in the healthcare services industry, and (iii) provide conclusions and recommendations for total direct compensation to be considered by the Compensation Committee for 2011. With respect to long-term incentives for our Named Executive Officers, the Compensation Committee directed Longnecker to advise the Compensation Committee on the development of a long-term incentive plan to take into account, among other things: (i) the limited number of shares available to award our Named Executive Officers and other key employees, (ii) provide market competitive long-term incentive values, but provide a mechanism to provide awards above or below the targeted market benchmark set by the Compensation Committee as discussed more fully below depending upon our financial performance and (iii) motivation and retention of key employees. In response, Longnecker provided the Compensation Committee with recommendations for total direct compensation developed by it based upon a comparison of total direct compensation among the Peer Group, published survey sources and of executive officers holding positions similar to our executive officers’ positions. In addition, Longnecker provided the Compensation Committee with recommendations for a long-term incentive plan that included a combination of restricted stock, stock options and cash settled performance restricted stock units to achieve the objectives established by the Compensation Committee described above.

For 2011, the Compensation Committee considered the compensation practices of the Peer Group of companies within our industry with respect to each Named Executive Officer in determining such executive’s (a) total compensation potential, (b) his base salary and (c) his combined short-term and long-term incentive compensation. The Compensation Committee believes the total compensation potential awarded to each Named Executive Officer was a reasonable competitive response to the growing employment opportunities for our executives within our industry and as a means to further align our executives’ interest with our and our stockholders’ interests. The companies comprising the Peer Group that the Compensation Committee considered when determining the compensation awarded to our executives for 2011were:

• Amedisys, Inc.	• LHC Group, Inc.

• Advocat, Inc.	• Maximus, Inc.

• Almost Family, Inc.	• Metropolitan Health Networks, Inc.

• Allied Healthcare International, Inc.	• Odyssey Healthcare, Inc.

• Corrections Corp. of America	• PHC, Inc.

• Cornell Companies, Inc.	• Physical Therapy, Inc.

• Healthspring, Inc.	• Res-Care, Inc.

• Gentiva Health Services, Inc.	• Sun Healthcare Group, Inc.

• Healthways, Inc.

These companies are competitors for our business as well as executive talent and are companies of comparable size measured in terms of revenue. Consequently, we are using the same peers for financial and stock price performance comparisons that we use for executive compensation comparisons.

In addition to the Peer Group survey data compiled by Longnecker, the Compensation Committee also referred to published compensation survey data provided by Longnecker for purposes of evaluating the compensation of our Named Executive Officers. This published compensation survey data represented a broader industry view than the peer group data and also encompassed healthcare services and social services organizations. The Compensation Committee used this market survey data as a means of comparing our executive compensation program as a whole, as well as the pay of individual executives if the jobs were sufficiently similar to make the comparison meaningful, and ensuring that our executive compensation as a whole is appropriately competitive, given our performance and size.

Factors Considered and Reviewed. In performing its duties, the Compensation Committee took into account market survey data provided by Longnecker, the recommendations of Longnecker and reviewed compensation data for the Peer Group and comparable executive positions within the Peer Group compiled by Longnecker, and several other factors in determining the actual compensation of our Named Executive Officers, including that of our Chief Executive Officer, for 2011. These other factors included the financial performance of the Company weighed against the external and internal nature of the factors contributing to those results, the executive’s individual job performance, responsibilities, experience and long-term potential. In addition, the Compensation Committee also considered relative individual tenure in position and relative internal equity among the Named Executive Officers. Ultimately, the Compensation Committee members took into account all of these factors and data and applied their own professional judgment in determining their recommendations and decisions on the total targeted compensation and its components and other compensation for each of our Named Executive Officers for 2011.

As a result of the foregoing consideration and review, the Compensation Committee set total targeted compensation for each of our Named Executive Officers for 2011 to be competitive with the level of compensation provided by the Peer Group to comparable executives.

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

Determinations Made Regarding Executive Compensation for 2011

Base Salary. For 2011, the Compensation Committee determined to set the base salary amounts for each executive to be competitive with the Peer Group base salary levels. In determining the base salary amounts for 2011 for each executive, the Compensation Committee also considered the internal comparisons of pay within the executive group as well as each of the executive’s individual job performance and the financial performance of the Company in 2010. The base salaries of our Named Executive Officers for 2011 were fixed by the Compensation Committee at $770,000, $462,000, $418,000, $407,000 and $407,000 for Messrs. McCusker, Norris, Schwarz, Deitch and Furman.

Annual Incentive Cash Compensation. For 2011, each of the Named Executive Officers was granted an opportunity to earn a portion of the incentive, or performance-based, cash bonus based upon historical performance under the Annual Incentive Plan. The amount of the potential incentive cash bonus that may have been earned by Mr. McCusker was targeted at 100% of his base salary and the amounts that may have been earned by each of Messrs. Norris, Schwarz, Deitch and Furman were targeted at 75% of his base salary. The maximum potential incentive cash bonus that may have been earned by the Named Executive Officers was 150% of their respective base salaries. Under the Annual Incentive Plan, the potential cash bonus was comprised of an individual performance based incentive equal to 20% of the Named Executive Officers’ respective base salary and a financial performance based incentive equal to the arithmetic difference between the total potential cash bonus amount and the individual performance based incentive. The individual performance based incentive was subjective and determined based upon non financial performance by the Compensation Committee and the financial performance based incentive was based on our achievement of EBITDA measures, in each case, established for such purpose at the beginning of the year.

The Compensation Committee believes the Annual Incentive Plan provides a reasonable incentive to our executives to achieve and exceed strategic objectives and financial performance targets established by the Board and that it further aligns the interests of our Named Executive Officers with our and our stockholders’ interests and enhances stockholder value.

With respect to the individual performance based incentive, the Compensation Committee considered certain achievements made by each executive officer in 2011, which included, but were not limited to, enhancing operating efficiencies, reducing operating costs and improving corporate integration. Based upon a review of Mr. McCusker’s performance (by the Compensation Committee) and of each of the other executive officer’s performance (by the Compensation Committee upon the recommendation of Mr. McCusker) and their contributions to the Company’s financial performance for 2011, the Compensation Committee awarded each Named Executive Officer one fourth of the individual performance portion of his incentive cash award each quarter during 2011 under the Annual Incentive Plan. Consequently, for 2011, Messrs. McCusker, Norris, Schwarz, Deitch and Furman earned $154,000, $92,400, $83,600, $81,400 and $81,400, respectively, of their potential incentive cash bonuses under the Annual Incentive Plan.

With respect to the financial performance portion of the Annual Incentive Plan, the Compensation Committee approved the use of EBITDA related measures for purposes of determining award amounts for 2011 with 50%, 75% (100% for Mr. McCusker) and 150% payouts as a percentage of each Named Executive Officer’s base salary at Threshold, Target and Maximum levels of performance, respectively. The Threshold, Target and Maximum payout percentages noted above include the individual performance portion of the total annual incentive cash compensation. The following table sets forth the financial performance goals for the Threshold, Target and Maximum levels of performance.

	Threshold	Target	Maximum
Actual 2011 EBITDA	Equals budgeted 2011 EBITDA of $62.1 million	Exceeds budgeted 2011 EBITDA by 10%	Exceeds budgeted 2011 EBITDA by 20% or more

The budgeted EBITDA for 2011 was determined by the various divisional executive directors and executive management and approved by the Board. If actual EBITDA falls between the Threshold and Target levels or between the Target and Maximum levels, the payout amount is determined by linear interpolation on the determination date. Performance below the Threshold level results in no incentive cash compensation on the determination date under the financial performance based incentive. Payment of any cash bonus under the financial performance based incentive is paid only to the extent the EBITDA targets are attained after expensing all compensation.

For 2011, our actual EBITDA did not exceed our budgeted EBITDA (as noted above). As such, the financial performance based incentive of the Annual Incentive Plan for 2011 was not awarded to our Named Executive Officers.

Discretionary Cash Bonuses. No discretionary bonuses were awarded to the Named Executive Officers for 2011.

Equity-Based Compensation.

Annual Equity-Based Compensation Program. The Equity-Based Program establishes a 100% performance-based incentive by requiring achievement of specific return on equity targets set by the Compensation Committee. In determining the amount of equity-based compensation to award each executive, the Compensation Committee considers the prior year’s financial performance, our stock price performance relative to the performance of the Peer Group and each of the executive officer’s annual compensation relative to the annual compensation of similar executives of the Peer Group.

Under the Equity-Based Program for 2011, each of the executive officers received, upon approval by the Compensation Committee, equity-based awards under the 2006 Plan equal in value to approximately $1.5 million, $693,000 and $627,000 for Messrs. McCusker, Norris and Schwarz and $509,000 for each of Messrs. Deitch and Furman, respectively, on March 14, 2011. The equity-based awards consisted of stock options, restricted stock and cash settled performance restricted stock units, or PRSUs, as set forth in the table below.

	Stock	Restricted
Executive	Option	Stock	PRSUs
McCusker	20,000	20,000	61,495
Norris	12,000	12,000	21,204
Schwarz	12,000	12,000	17,209
Deitch	12,000	12,000	9,298
Furman	12,000	12,000	9,298

Total	68,000	68,000	118,504

The options expire ten years from the date of grant and have an exercise price equal to the closing market price of our Common Stock on the date of grant. Both options and restricted stock will vest in three equal annual installments commencing one year from the date of grant, provided that the Named Executive Officer is employed by us on each vesting date.

The PRSUs are subject to the following performance-based grant conditions and time-based vesting conditions.

The number of PRSUs eligible to be settled in cash is based on the achievement of return on equity (determined by the quotient resulting from dividing our audited consolidated net income by our stockholders’ equity), or ROE, targets established by the Compensation Committee for 2011, or Performance Period, and were not determinable until March 12, 2012, or the Settlement Date, when the Compensation Committee certified the ROE level achieved for the Performance Period based on our audited financial results for 2011. The following are the payout percentages for the ROE target levels set by the Compensation Committee.

•	50% of the PRSUs will be awarded if we achieve an ROE equal to or greater than 14%, or Threshold; and,

•	100% of the PRSUs will be awarded if we achieve an ROE equal to or greater than 18%, or Maximum.

We achieved an ROE of 17.13% for the Performance Period, which fell between the Threshold and Maximum levels. As such, the following payout amounts were determined by linear interpolation between the Threshold and Maximum amounts on the Settlement Date.

		Closing Market
		Price of
	Number of	Common Stock	PRSU
	PRSUs	on the	Payout
Executive	Awarded (#)	Settlement Date ($)	Amount ($)
McCusker	54,757.07	15.43	844,902
Norris	18,941.77	15.43	292,272
Schwarz	15,349.36	15.43	236,841
Deitch	8,273.40	15.43	127,659
Furman	8,273.40	15.43	127,659

Total	105,595.00		1,629,333

The PRSU payout amounts above were determined by multiplying the number of PRSUs corresponding to the ROE level achieved by the fair market value (at closing market price) of our Common Stock on the Settlement Date. Payment of the award was equally divided into three tranches corresponding to the required vesting period (described below) where the first tranche was paid on the Settlement Date and the remaining tranches will be paid to vested participants on the first and second anniversaries of the Settlement Date. Vesting criteria for PRSU awards require employment with our company throughout the Performance Period as well as achievement of the performance goal, and employment up through each applicable service vesting date which will be December 31, 2011, 2012 and 2013 for each of the three respective tranches.

A significant portion of equity-based compensation for 2011 was awarded to the Named Executive Officers based on our financial performance for 2010, measured in terms of EBITDA, return on equity and total stockholder return on an absolute basis as well as compared to the financial performance of the Peer Group. The Compensation Committee also considered the longer term retention and incentive benefits provided by the stock options, restricted stock and PRSUs in determining the amount of equity-based compensation to award in 2011.

As noted above under the heading “Executive Summary”, the Compensation Committee implemented a policy that requires at least half of the equity-based compensation (based on the number of shares to be awarded annually) awarded to our executive officers be performance based and measured over a multi-year performance period beginning in 2012. In keeping with this policy, the Compensation Committee chose to award PRSUs in 2012 equal to 60% of the total number of shares of equity-based compensation to our executive officers, the settlement of which will be based on our achievement of ROE targets established by the Compensation Committee over a multi-year performance period.

Discretionary Equity-Based Compensation. No discretionary equity-based compensation was awarded to the Named Executive Officers in 2011.

Policy Regarding the Timing of Equity Award Grants. The Compensation Committee makes its decisions regarding the number of stock options, shares of restricted stock and PRSUs to be awarded to the Named Executive Officers without regard to the effects that the release of our financial results might have on our stock price. Moreover, the exercise price of the options granted and the value of the restricted, unrestricted stock and/or PRSUs awarded are not known until after the close of regular trading on Nasdaq on the day the Compensation Committee meets, as the exercise price per share for option grants and the per share value of the stock and PRSU awards are equal to the closing market price of our Common Stock on the date of grant.

In addition to the annual grants of stock options and restricted stock that typically are made in the first six months of each year to the non-employee members of the Board and the Named Executive Officers (and other executive officers throughout the year), such equity awards may be granted at other times during the year to new hires and employees receiving a promotion and in other special circumstances. Our policy is that only the Compensation Committee may make such grants to persons subject to the reporting requirements of Section 16 under the Exchange Act, or Section 16 Officers. The Compensation Committee has delegated the authority to our Chief Executive Officer to make grants to non-Section 16 Officers, subject to guidelines established by the Compensation Committee throughout any given year.

Post-Retirement Compensation.

401(k) Plans. All Named Executive Officers are eligible to participate in one of our ERISA-qualified 401(k) Plans and to receive a company match, subject to plan requirements and contribution limits established by the IRS. We provide matching contributions under our plan for participants of our social services operating segment equal to 10% of participant elective contributions up to a maximum amount of $400. Under our plan for participants of our Non-Emergency Transportation Services, or NET Services, operating segment until December 31, 2011, we contributed an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, we could also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event did participant shares of our matching contribution exceed 1.25% of participants’ compensation for the plan year. In 2011, we contributed $400 on behalf of each of Messrs. Norris, Deitch and Furman. We contributed an amount equal to 25% of the first 5% of Mr. Schwarz’s elective contribution in 2011 on behalf of Mr. Schwarz. Mr. McCusker has elected not to participate in our 401(k) plan.

Effective January 1, 2012, we transferred all of the NET Services employees who participate in the Net Services 401(k) Plan to our social services 401(k) Plan.

Deferred Compensation. All of our Named Executive Officers, other than Mr. Schwarz, are eligible to participate in our Deferred Compensation Plan, which was put in place to compensate for the inability of certain of our highly compensated employees to take full advantage of our 401(k) plan. Participants in this plan may defer up to 100% of their base salary, service and performance based bonuses, commissions or Form 1099 compensation in order to provide for future retirement and other benefits. In addition, pursuant to the terms of the Deferred Compensation Plan, we may make discretionary credits to participants’ deferred compensation account. Participants are fully vested immediately in all amounts deferred by them and any discretionary credits made by us to their deferred compensation account. We may make additional other credits to the Participant’s deferred compensation account for which the vesting will be determined at the time of grant. Participants may select from several fund choices and their deferred compensation account increases or decreases in value in accordance with the performance of the funds selected. A participant may receive a distribution from the plan upon a qualifying distribution event such as separation from service, disability, death, change in control or an unforeseeable emergency, all as defined in the plan. Distributions from the Deferred Compensation Plan are made in cash upon a qualifying distribution event. Distributions from the Deferred Compensation Plan may, as determined by the participant at the time permitted under the Deferred Compensation Plan, be made in a lump sum, annual installments or a combination of both. The Deferred Compensation Plan is intended to be an unfunded plan administered and maintained by us primarily for the purpose of providing deferred compensation benefits to participants.

As of December 31, 2011, none of our Named Executive Officers has elected to participate in our Deferred Compensation Plan.

Under the Rabbi Trust Plan, which was established for highly compensated employees of our NET Services operating segment, participants may defer up to 10% of their base salary and all or a portion of their annual bonus. The amount of compensation to be deferred by each participant will be credited to the participant’s account and the value of the participant’s account will be determined in accordance with the Rabbi Trust Plan. The committee administering the Rabbi Trust Plan determines which investment alternatives are available under the Rabbi Trust Plan. If the committee designates more than one investment alternative to measure the value of each account, a participant is required to select one or more investment alternatives to calculate the adjustments to be credited or debited to his or her account. A participant may receive a distribution from the plan upon the occurrence of certain distribution events such as disability, death, retirement or termination of employment, all as defined in the Rabbi Trust Plan. Payment of distribution, other than in connection with death or termination of employment prior to retirement, will be made in cash in either a lump sum or annually up to 10 years as selected by the participant. If a participant does not make an election, the distribution will be payable annually over three years. In the event of death prior to retirement or termination of employment, with or without cause, the distribution will be made in one lump sum payment. The Rabbi Trust Plan is unfunded and benefits are paid from our general assets under the Rabbi Trust Plan.

Mr. Schwarz is eligible to participate in our Rabbi Trust Plan, but as of December 31, 2011, he was not a participant in this plan.

Change in Control and Severance Arrangements.

We have entered into employment agreements with each of our Named Executive Officers, which are described below under the subheading “Employment Agreements.” On March 22, 2011, we entered into new employment agreements with each of the Named Executive Officers except for Mr. Schwarz with whom we had an employment agreement that expired in December 2011. On May 17, 2011, we entered into a new employment agreement with Mr. Schwarz and amended and restated the employment agreements previously entered into on March 22, 2011 with the other Named Executive Officers in order to make the terms of the then existing employment agreements consistent with those of the new employment agreement with Mr. Schwarz. The new employment agreement with Mr. Schwarz commenced upon the expiration of the previous agreement with him dated November 6, 2007, as amended, on December 6, 2011. The following discussion describes the change in control provisions and severance arrangements of the employment agreements with the Named Executive Officers that were effective as of December 31, 2011. Under these employment agreements, each of our Named Executive officers is entitled to a severance payment upon the termination of his employment under certain circumstances and to a payment upon a change in control.

Each Named Executive Officer is eligible to receive a severance benefit in the event the executive is terminated by us without “Cause” or by the executive officer for “Good Reason” (each as defined in the executive’s employment agreement), or if the employment agreement is not extended or a new employment agreement is not entered in to upon the expiration of the employment agreement. The severance benefit to which the executive will be entitled following such termination will be equal to one and one half times the executive officer’s base salary then in effect; provided that prior to the date on which such benefit is paid the executive executes a general release in favor of us.

Certain payment provisions of the employment agreements are also triggered by a “Change in Control,” which is defined in the employment agreements and an ensuing negative employment event. See “Estimated Payments Upon Termination or a Change in Control – Change in Control Payments.” In the case of a Change in Control, the benefit payable to each Named Executive Officer would be calculated as follows:

Named Executive Officer	Multiple of the average of the executive’s annual W-2 compensation from us for the most recent five taxable years ending before the date on which the Change in Control occurs
Fletcher Jay McCusker	Three times
Craig A. Norris	Two times
Michael N. Deitch	Two times
Fred D. Furman	Two times
Herman M. Schwarz	Two times

The Compensation Committee considered certain legal and tax provisions, fairness to stockholders, tenure of each executive officer and general corporate practice to select the events that would have triggered payments under the employment agreements noted above. Potential payments to executives upon the occurrence of the events noted above did not impact the Compensation Committee’s decisions regarding other compensation elements.

Other Benefits and Perquisites.

During 2011, our Named Executive Officers received, to varying degrees, a limited amount of other benefits, including certain group life, health, medical and other non-cash benefits generally available to all salaried employees. In addition, we also pay for the premiums of certain health and dental benefits for their families and additional disability and life insurance premiums on their behalf, which are not available to all salaried employees. We also provide certain perquisites to our Named Executive Officers, primarily relating to travel. More detail on these benefits and perquisites may be found below in the table footnotes under the heading “Summary Compensation Table.”

Discussion of 2011 Compensation for Our Chief Executive Officer

In determining the compensation for Mr. McCusker, our Chief Executive Officer, the Compensation Committee considers his existing compensation arrangements, compensation levels of Chief Executive Officers of other social services companies and the compensation levels of the Chief Executive Officers of our peers. For 2011, the Compensation Committee made the determination of Mr. McCusker’s total targeted compensation based on his contributions in furtherance of our and our stockholders’ interests and level of responsibility and the Compensation Committee’s intent of setting total targeted compensation for Mr. McCusker to be competitive with that of the Peer Group for comparable positions.

Mr. McCusker’s base salary for 2011 was set at $770,000, which was competitive with the Peer Group for chief executive officer positions and reflected the Compensation Committee’s assessment of his individual job performance and the Company’s financial performance in 2010.

In March 2011, the Compensation Committee awarded Mr. McCusker equity-based compensation in the amount of approximately $1.5 million under the Equity-Based Program consisting of options to purchase 20,000 shares of Common Stock, an award of 20,000 shares of restricted stock and 61,495 PRSUs that, if earned, would be settled in cash. The options are ten year options at an exercise price equal to the closing market price of our Common Stock on the date of grant. The options and restricted stock will vest in three equal annual installments commencing one year from the date of grant, provided that Mr. McCusker is employed by us on each vesting date. The number of PRSUs eligible to be settled in cash is based on our achievement of ROE for 2011 and payment of the award will be divided into three equal tranches that vest on December 31, 2011, 2012 and 2013.

As noted above, the Equity-Based Program is designed to be a 100% performance-based incentive by requiring achievement of specific ROE targets. Typically, the Compensation Committee awards equity-based compensation each year based in part on our company’s prior year financial performance. For 2011, the Compensation Committee considered Mr. McCusker’s efforts to successfully manage our company through the ongoing economic downturn and that, as a result of his efforts and that of the other Named Executive Officers under his direction, our ROE outperformed the Peer Group and exceeded the budget target set by the Board for 2010 in determining the amount and type of equity-based compensation to award Mr. McCusker.

For 2011, Mr. McCusker was awarded the individual performance-based portion, or 20%, of his incentive cash bonus under the Annual Incentive Plan in equal installments each quarter based upon the Compensation Committee’s quarterly assessment of Mr. McCusker’s individual performance for 2011 equal to $154,000. The

Compensation Committee determined that our actual financial performance for 2011 did not exceed our budgeted performance for 2011 and, thus, no award was made to Mr. McCusker under the financial performance based portion of the Annual Incentive Plan for 2011.

Stock Ownership Guidelines for Named Executive Officers

On January 13, 2012, the Compensation Committee amended the stock ownership guidelines for our Named Executive Officers. We believe that promoting stock ownership aligns the interests of our executive officers with those of our stockholders and provides strong motivation to build stockholder value. Under the amended stock ownership guidelines, our Chief Executive Officer is expected to own shares of our Common Stock with a value equal to three times his annual base salary and each of our other Named Executive Officers are expected to own shares of our Common Stock with a value equal to two times their respective annual base salaries.

Pursuant to the amended stock ownership guidelines, the following will count towards meeting the required holding level:

•	Shares held directly or indirectly;

•	Any restricted stock or stock units held under our Equity-Based Program (whether vested or unvested);

•	Shares owned jointly with or in trust for, their immediate family members residing in the same household; and,

•	Shares held through our Deferred Compensation Plan or Rabbi Trust Plan.

Compliance with the established holding level requirement as determined under the amended guidelines is required by December 31, 2014. Once the ownership requirement has been achieved, the executive officers are free to sell shares of our Common Stock above the required holding level. In determining whether the executive meets the required holding level, the stock ownership guidelines were amended to require use of the grant date fair value for such purpose. In the event a Named Executive Officer does not achieve his holding level set forth above or thereafter sells shares of our Common Stock in violation of the stock ownership guidelines, the Board will consider all relevant facts and take such actions as it deems appropriate under the circumstances.

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

Limitations on Compensation Tax Deduction

Under Section 162(m) of the Code, we may not take a tax deduction for compensation paid to any Named Executive Officer (other than our Chief Financial Officer) that exceeds $1 million in any year unless the compensation is “performance-based.” While the Compensation Committee endeavors to structure compensation so that we may take a tax deduction, it does not have a policy requiring that all compensation must be deductible and it may, from time to time, authorize compensation that is not tax deductible.

Compensation Committee Report

The information contained in this Compensation Committee report is not “soliciting material” and has not been “filed” with the SEC. This report will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that we may specifically incorporate it by reference into a future filing.

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

Compensation Committee

Richard Kerley (Chairperson)             Hunter Hurst, III             Kristi L. Meints

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us for services rendered in all capacities to us and our subsidiaries during the fiscal years ended December 31, 2009, 2010 and 2011 to our Named Executive Officers, which group is comprised of (1) our Chief Executive Officer, (2) our Chief Financial Officer and (3) each of our three other most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2011:

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	(1)($)	($)	(2)($)	(3)($)	(4)($)	(5)(6)($)	Total ($)
Fletcher Jay McCusker	2011	770,000	—	1,199,600	232,482	154,000	70,689	2,426,771
Chairman and Chief Executive Officer	2010 2009	700,000 575,000	— 747,500	361,609 —	767,951 —	1,050,000 115,000	64,359 38,556	2,943,919 1,476,056

Craig A. Norris	2011	462,000	—	488,760	139,489	92,400	31,146	1,213,795
Chief Operating Officer	2010 2009	420,000 350,000	— 472,500	93,412 —	383,976 —	630,000 52,500	31,076 19,900	1,558,464 894,900

Michael N. Deitch	2011	407,000	—	313,510	139,489	81,400	47,887	989,286
Chief Financial Officer	2010 2009	370,000 300,000	— 405,000	60,274 —	383,976 —	555,000 45,000	39,344 28,273	1,408,594 778,273

Fred D. Furman	2011	407,000	—	313,510	139,489	81,400	71,320	1,012,719
Executive Vice President and General Counsel	2010 2009	370,000 300,000	— 405,000	60,274 —	383,976 —	555,000 45,000	68,697 57,513	1,437,947 807,513

Herman M. Schwarz	2011	418,000	—	429,960	139,489	83,600	23,714	1,094,763
Chief Executive Officer of LogistiCare Solutions, LLC, our wholly-owned subsidiary	2010 2009	377,308 300,521	— 524,000	60,274 —	383,976 178,863	570,000 —	24,504 14,185	1,416,062 1,017,569

(1)	Includes amounts contributed to our 401(k) Plan.
(2)	This column shows the aggregate grant date fair value of the restricted stock awarded in 2011 and 2010 and PRSUs awarded in 2011 in accordance with FASB ASC 718. No restricted stock awards were granted to the Named Executive Officers in 2009. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards” and “Outstanding Equity Awards” tables. The grant date fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2009, 2010 and 2011 (Note 11, Stock-Based Compensation Arrangements and Note 12, Performance Restricted Stock Units). Each of the Named Executive Officers were awarded the number of PRSUs corresponding to the ROE level achieved by us for 2011 equal to 17.13%, which was between the Threshold and Maximum levels established by the Compensation Committee. The units awarded to each of Messrs. McCusker, Norris, Deitch, Furman and Schwarz were settled in cash on the Settlement Date in the amount of $844,902, $292,272, $127,659, $127,659 and $236,841, respectively. Payment of the award was equally divided into three tranches corresponding to the required vesting period (described below) where the first tranche was paid on the Settlement Date and the remaining tranches will be paid to vested participants on the first and second anniversaries of the Settlement Date. Vesting criteria for PRSU awards require employment with our company throughout the Performance Period as well as achievement of the performance goal, and employment up through each applicable service vesting date which will be December 31, 2011, 2012 and 2013 for each of the three respective tranches.
(3)	This column reflects the aggregate grant date fair value of options awarded in 2011, 2010 and 2009 in accordance with FASB ASC 718. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards” and “Outstanding Equity Awards” tables. The grant date fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2011 under the notes indicated above in note (2). With respect to assumptions used to determine the grant date fair value for the option granted in 2009 to Mr. Schwarz, see our Annual Report on Form 10-K for the year ended December 31, 2009 (Note 13, Stock-Based Compensation Arrangements).

(4)	The amounts in this column reflect cash incentive awards made to the Named Executive Officers under the Annual Incentive Plan for 2011, 2010 and 2009. For 2011, each of the Named Executive Officers earned the individual portion of the annual incentive amount equal to 20% of their 2011 base salaries. This award was paid quarterly in 2011. As such, Messrs. McCusker, Norris, Deitch, Furman and Schwarz earned and received $154,000, $92,400, $81,400, $81,400 and $83,600, respectively, in 2011.
(5)	We provide the Named Executive Officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees, which are included in this column. For Messrs. McCusker, Norris, Deitch, Furman and Schwarz, we also paid for the premiums of certain health and dental benefits for their families and additional disability and life insurance for each Named Executive Officer, which are not available to all salaried employees and are included in this column. For 2011, the amounts in this column include the following:

•

We paid health, dental, life and disability insurance premiums on behalf of Messrs. McCusker, Norris, Deitch, Furman and Schwarz in the following amounts, respectively: $23,023, $20,496, $23,637, $18,412 and $11,668.

•	Matching contributions by us under our retirement savings plan were made on behalf of Messrs. Norris, Deitch and Furman in the amount of $400 each and $2,046 for Mr. Schwarz.

•

We pay insurance premiums under two insurance plans that we provide for Mr. McCusker with aggregate coverage of up to $2.2 million. We paid $29,027 in aggregate premiums on these policies on behalf of Mr. McCusker in 2011. In addition, we pay insurance premiums under separate insurance plans we provide for Messrs. Deitch and Furman with coverage of up to $900,000 and $810,000, respectively. We paid premiums on these policies on behalf of Messrs. Deitch and Furman in the amounts of $1,631 and $8,371, respectively, in 2011.

•

We bear the cost of a wellness program established by the Compensation Committee to assist the Named Executive Officers in maintaining their health. We pay up to $10,000 per executive under this program which provides a comprehensive evaluation emphasizing all aspects of preventive care by physicians on an annual basis. All of the Named Executive Officers participated in this program during 2011.

(6)	In addition to amounts disclosed in note (5) above, this column also includes the incremental value of perquisites for the Named Executive Officers detailed in the following table.

		Car	Company
		Usage	Apartment	Travel	Other
	Year	(a) ($)	(b) ($)	( c) ($)	(d) ($)	Total ($)
Fletcher Jay McCusker	2011	—	—	—	8,639	8,639
Chairman and Chief Executive Officer

Craig A. Norris	2011	—	—	—	250	250
Chief Operating Officer

Michael N. Deitch	2011	12,069	—	—	150	12,219
Chief Financial Officer

Fred D. Furman	2011	—	19,271	14,866	—	34,137
Executive Vice President and General Counsel

Herman M. Schwarz	2011	—	—	—	—	—
Chief Executive Officer of LogistiCare Solutions, LLC, our wholly owned subsidiary

(a)	Includes a portion of the annual car lease and all fuel and maintenance costs attributable to personal use.
(b)	Mr. Furman resides and works outside of Arizona, but regularly commutes to our headquarters in Arizona. Included in All Other Compensation for Mr. Furman for the year ended December 31, 2011 were payments for expenses related to the cost to maintain an apartment for Mr. Furman when he works at our headquarters. We value this benefit based on the actual cost incurred to maintain an apartment for Mr. Furman in Arizona.
(c)	For the year ended December 31, 2011, we paid $14,866 related to transportation for Mr. Furman to commute to the corporate office. We value this benefit based on the actual cost incurred for Mr. Furman to commute from his primary state of residency to our corporate office.
(d)	Amounts in this column represent a per diem allowance of $50 per day to the Named Executive Officers while they are traveling for business purposes. In addition, Mr. McCusker was reimbursed $8,639 for a planned trip that was cancelled due to a change in the time and place of a scheduled Board meeting in 2011.

Grants of Plan Based Awards Table

The following Grants of Plan Based Awards table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers during the year ended December 31, 2011. The compensation plans under which the grants in the following table were made are described under the subheadings entitled “Determinations Made Regarding Executive Compensation for 2011 - Annual Incentive Cash Compensation” and “Determinations Made Regarding Executive Compensation for 2011 - Equity-Based Compensation” in the Compensation Discussion and Analysis section:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise of Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Options (#)	Awards ($/Sh)	Option Awards
McCusker	(1)		385,000	770,000	1,155,000	—	—	—	—	—	—	—
	3/14/11	(2)	—	—	—	30,748	—	61,495	—	—	—	905,200
	3/14/11		—	—	—	—	—	—	20,000	—	—	294,400
	3/14/11		—	—	—	—	—	—	—	20,000	14.72	232,482

Norris	(1)		231,000	346,500	693,000	—	—	—	—	—	—	—
	3/14/11	(2)	—	—	—	10,602	—	21,204	—	—	—	312,120
	3/14/11		—	—	—	—	—	—	12,000	—	—	176,640
	3/14/11		—	—	—	—	—	—	—	12,000	14.72	139,489

Deitch	(1)		203,500	305,250	610,500	—	—	—	—	—	—	—
	3/14/11	(2)	—	—	—	4,649	—	9,298	—	—	—	136,870
	3/14/11		—	—	—	—	—	—	12,000	—	—	176,640
	3/14/11		—	—	—	—	—	—	—	12,000	14.72	139,489

Furman	(1)		203,500	305,250	610,500	—	—	—	—	—	—	—
	3/14/11	(2)	—	—	—	4,649	—	9,298	—	—	—	136,870
	3/14/11		—	—	—	—	—	—	12,000	—	—	176,640
	3/14/11		—	—	—	—	—	—	—	12,000	14.72	139,489

Schwarz	(1)		209,000	313,500	627,000	—	—	—	—	—	—	—
	3/14/11	(2)	—	—	—	8,605	—	17,209	—	—	—	253,320
	3/14/11		—	—	—	—	—	—	12,000	—	—	176,640
	3/14/11		—	—	—	—	—	—	—	12,000	14.72	139,489

(1)	Amounts represent the threshold (minimum amount payable if the individual performance criteria for the fiscal year is met), target (payment made if the individual performance and EBITDA criteria are met for the fiscal year) and maximum payouts (payment made if the individual performance criteria is met and the EBITDA criteria is exceeded for the fiscal year) under the Annual Incentive Plan for 2010. The actual amounts earned by the Named Executive Officers in 2011 under the Annual Incentive Plan are set forth under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
(2)	Amounts represent the Threshold and Maximum number of units eligible to be earned related to the PRSUs granted to each of the Named Executive Officers in 2011. The units can only be settled in cash. The actual payout amounts earned by the Named Executive Officers in 2011 are set forth in footnote (2) of the Summary Compensation Table. The payout amounts were determined by multiplying the number of PRSUs corresponding to the ROE level achieved by the fair market value (at closing market price) of our Common Stock on the Settlement Date.
(3)	The number of shares shown in these columns represents equity-based awards made to the Named Executive Officers for 2011 under the Equity-Based Program. The grant date fair value of each of these awards was calculated in accordance with the provisions of FASB ASC 718.

Employment Agreements

On March 22, 2011, we entered into new employment agreements with each of the Named Executive Officers except for Mr. Schwarz. On May 17, 2011, we entered into a new employment agreement with Mr. Schwarz and we entered into amended and restated employment agreements with each of the other Named Executive Officers in order to make the terms of their then existing employment agreements consistent with those of the new employment agreement with Mr. Schwarz, collectively referred to as the 2011 Employment Agreements. The new employment agreement with Mr. Schwarz commenced upon the expiration of the then existing employment agreement with him on December 6, 2011 and expires concurrently with the amended and restated employment agreements with the other Named Executive Officers on March 22, 2014.

The 2011 Employment Agreements are three year agreements (except for the agreement with Mr. Schwarz as noted above) with no automatic renewal. Among other things, the 2011 Employment Agreements include provisions for compensation and benefits (including term life insurance maintained by Providence for their benefit) for each executive officer and restrictive covenants as well as severance in the event of termination of employment under certain circumstances and a payment in the event of a Change in Control (defined below). Details with respect to the severance and change in control provisions are set forth below under the subheading entitled “—Estimated Benefits Upon Termination or a Change in Control.”

The annual base salary paid to each Named Executive Officer is reviewed at least annually by the Board and the Compensation Committee or other applicable committee of the Board in accordance with our compensation polices and guidelines and may be modified as a result of such review at the sole discretion of the Board and/or the Compensation Committee. In addition to an annual base salary during the term of the 2011 Employment Agreements, each Named Executive Officer is eligible to participate in any bonus plans or incentive compensation programs, if any, at a level consistent with his position and our policies and practices.

The 2011 Employment Agreements contain restrictive covenants providing for the employee’s non-competition, non-solicitation/non-piracy and non-disclosure. The term of the non-competition and non-solicitation covenants is for a period that includes the term of each of the 2011 Employment Agreements and for a period of 18 months after the 2011 Employment Agreement is terminated for any reason.

2011 Annual Incentive Plan

Under the Annual Incentive Plan, as part of the mix of our Named Executive Officers’ total targeted compensation for 2011, each of the Named Executive Officers was granted an opportunity to earn a portion of the incentive, or performance-based, cash bonus. Under the Annual Incentive Plan, the amount of the potential incentive cash bonus that may be earned by Mr. McCusker was targeted at 100% of his base salary. The amount of the potential incentive cash bonus that may be earned by each of Messrs. Norris, Deitch, Furman and Schwarz was targeted at 75% of his base salary. The maximum potential incentive cash bonus that may be earned by each of the Named Executive Officers was 150% of their base salaries. Under the Annual Incentive Plan, the potential cash bonus was comprised of an individual performance based incentive equal to 20% of the Named Executive Officers’ respective base salary and a financial performance based incentive equal to the arithmetic difference between the total potential cash bonus amount and the individual performance based incentive. Payment of the cash bonus under the individual performance based incentive was made quarterly in 2011.

Messrs. McCusker, Norris, Deitch, Furman and Schwarz received one fourth of the individual performance-based incentive for 2011 in each quarter throughout 2011 totaling $154,000, $92,400, $81,400, $81,400 and $83,600, respectively. With respect to the financial performance based incentive for 2011, our actual EBITDA did not exceed our budgeted EBITDA for that year. As such, the potential financial performance based incentive cash bonus for 2011 was not awarded to our Named Executive Officers. Additional information with respect to our Annual Incentive Plan is set forth earlier in this Executive Compensation section under the heading entitled “Compensation Discussion and Analysis — Determinations Made Regarding Executive Compensation for 2011–Annual Incentive Cash Compensation.”

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

The Compensation Committee considers several factors to determine the timing, amount and type of awards to grant under our 2006 Plan including the achievement of financial performance measures established by the Board, base salaries and non-equity incentive compensation, and surveys of compensation data for comparable companies prepared by a consultant.

Under the 2006 Plan, the Compensation Committee has broad discretion to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

As of December 31, 2011, we had a total of 1,659,917 unissued shares of Common Stock under the 2006 Plan, including 1,354,966 shares reserved for issuance upon the exercise of outstanding options.

2011 Annual Equity-Based Program

Under the Equity-Based Program, as part of the mix of total targeted compensation that was set for our Named Executive Officers for 2011, each of the Named Executive Officers was entitled to receive equity-based awards under the 2006 Plan equal in value to approximately $1.5 million, $693,000 and $627,000 for Messrs. McCusker, Norris and Schwarz, respectively, and $509,000 for each of Messrs. Deitch and Furman, respectively.

Additional information with respect to our Equity-Based Program is set forth earlier in this Executive Compensation section under the heading entitled “Compensation Discussion and Analysis — Determinations Made Regarding Executive Compensation for 2011–Equity-Based Compensation.”

Outstanding Equity Awards at December 31, 2011

The following table reflects the equity awards granted by us to the Named Executive Officers that remain outstanding at December 31, 2011:

	Option Awards (1)				Stock Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)(4)
Fletcher Jay McCusker
2/16/05	50,000	—	20.62	2/16/15	—	—
12/6/05	20,000	—	28.47	12/6/15	—	—
6/9/08	51,339	—	26.14	6/9/18	—	—
5/20/10	19,999	40,001	17.35	5/20/20	—	—
3/14/11	—	20,000	14.72	3/14/21	—	—
					70,400	968,700

Craig A. Norris
2/16/05	5,000	—	20.62	2/16/15	—	—
12/6/05	20,000	—	28.47	12/6/15	—	—
6/9/08	20,833	—	26.14	6/9/18	—	—
5/20/10	9,999	20,001	17.35	5/20/20	—	—
3/14/11	—	12,000	14.72	3/14/21	—	—
					28,218	388,278

Michael N. Deitch
2/16/05	25,000	—	20.62	2/16/15	—	—
12/6/05	20,000	—	28.47	12/6/15	—	—
6/9/08	17,857	—	26.14	6/9/18	—	—
5/20/10	9,999	20,001	17.35	5/20/20	—	—
3/14/11	—	12,000	14.72	3/14/21	—	—
					19,833	272,897

Fred D. Furman
9/10/03	23,446	—	13.44	9/10/13	—	—
2/16/05	25,000	—	20.62	2/16/15	—	—
12/6/05	20,000	—	28.47	12/6/15	—	—
6/9/08	17,857	—	26.14	6/9/18	—	—
5/20/10	9,999	20,001	17.35	5/20/20	—	—
3/14/11	—	12,000	14.72	3/14/21	—	—
					19,833	272,897

Herman M. Schwarz
6/9/08	12,723	—	26.14	6/9/18	—	—
5/15/09	13,333	6,667	11.72	5/15/19	—	—
5/20/10	9,999	20,001	17.35	5/20/20	—	—
3/14/11	—	12,000	14.72	3/14/21	—	—
					24,550	337,807

(1)	On December 6, 2005 and again on December 30, 2008, the Board, upon recommendation of the Compensation Committee, approved the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock previously awarded to eligible directors, employees and consultants, including stock options and restricted stock awards granted to the Named Executive Officers effective December 29, 2005 and December 30, 2008, respectively. All other terms of the stock options and restricted stock remained the same.
(2)	The options expire ten-years from the date of grant. The options have an exercise price equal to the closing market price of our Common Stock on the date of grant. The options and restricted stock awards vest in three equal annual installments beginning one year from the date of grant.
(3)	Represents unvested restricted stock awards and PRSUs that vest as follows:

Award	Grant Date	Vesting
Restricted Stock	5/20/10	1/3 per year beginning on the anniversary of the grant
Restricted Stock	3/14/11	1/3 per year beginning on the anniversary of the grant
PRSUs	3/14/11	Equal installments on December 31, 2012 and 2013

For more information, see footnote 2 to the Summary Compensation Table.

(4)	The market value of the unvested restricted stock and PRSU awards was calculated using the closing market price of our Common Stock on December 30, 2011.

Option Exercises and Stock Vesting Table

The following table provides additional information about the value realized by the Named Executive Officers on stock and PRSU award vesting during the year ended December 31, 2011. No options were exercised during the year ended December 31, 2011 by any Named Executive Officer.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Fletcher Jay McCusker	25,199	344,312
Craig A. Norris	8,108	110,937
Michael N. Deitch	3,915	53,463
Fred D. Furman	3,915	53,463
Herman M. Schwarz	6,273	85,918

(1)	Includes vested PRSUs that were settled in cash on the Settlement Date.

Non-qualified Deferred Compensation

We maintain a Deferred Compensation Plan for our eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The committee administering the Deferred Compensation Plan determines which investment alternatives are available under the Deferred Compensation Plan. Each participant’s account(s) is/are measured by reference to various investment alternatives available under the Deferred Compensation Plan from time to time as selected by the participant. A participant directs the committee as to which investment alternative he or she has selected to measure his or her deferred compensation account. Each account will be valued on each day securities are traded on a national stock exchange based upon the performance of the investment alternative(s) selected by the participant. Generally, a participant elects in the participation agreement whether to receive the vested balance of his or her deferred compensation account in a lump sum or installments. Installment payments will be made annually over up to either a two- or 15-year period as set forth in the plan. Distributions may be made upon separation from service, disability, death or a change in control. There may also be in-service distributions, education distributions, de minimis distributions and unforeseen events distributions as provided for in the Deferred Compensation Plan. Payment may be delayed to the extent permitted in accordance with regulations and guidance under Section 409A of the Code, and the rulings and regulations thereunder. The Company may terminate the Deferred Compensation Plan at any time. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets.

We also maintain a Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Under the Rabbi Trust Plan, participants may defer up to 10% of their base salary and all or a portion of their annual bonus. The amount of compensation to be deferred by each participant will be credited to the participant’s account and the value of the participant’s account will be determined in accordance with the Rabbi Trust Plan. The committee administering the Rabbi Trust Plan designates one or more investment alternative(s) solely as a method of calculating any earnings, gains, losses and other adjustments with respect to account balances credited to a participant’s account under the Rabbi Trust Plan. The account amount will be valued as of the close of business on the business day when the published or calculated value of the investment alternative(s) selected becomes effective generally, but not more frequently than once per business day. If the committee designates more than one investment alternative to measure the value of each account, a participant is required to select one or more investment alternatives to calculate the adjustments to be credited or debited to his or her account. Each participant’s account will be adjusted to reflect the investment performance of the selected investment alternative(s). No participant, beneficiary or heir shall have the right to transfer, assign, anticipate, hypothecate or otherwise encumber any part or all of the amounts payable under the Rabbi Trust Plan. Distributions are made upon certain distribution events, as set forth in the Rabbi Trust Plan, such as disability, death, retirement or termination of employment. Payment of distribution, other than in connection with death or termination of employment prior to retirement, will be made in cash in either a lump sum or annually up to 10 years as selected by the participant. If a participant does not make an election, the distribution will be payable annually over three years. In the event of death prior to retirement or termination of employment, with or without cause, the distribution will be made in one lump sum payment. A participant has the right to apply to the committee for a hardship distribution in the event the participant incurs an unforeseeable emergency. Payment may be delayed to the extent permitted in accordance with regulations and guidance under Section 409A of the Code, and the rulings and regulations thereunder. The committee administering the Rabbi Trust Plan has the right to terminate the Plan. The Rabbi Trust Plan is unfunded and benefits are paid from our general assets under the Rabbi Trust Plan.

None of the Named Executive Officers have elected to participate in one of our deferred compensation plans.

Estimated Benefits Upon Termination or a Change in Control

General

The 2011 Employment Agreements provide for severance payments to each Named Executive Officer in the event of termination of employment under certain circumstances and a payment in the event of a Change in Control.

The receipt of the payments and benefits to the Named Executive Officers under the 2011 Employment Agreements are generally conditioned upon their complying with non-competition, non-solicitation/non-piracy and non-disclosure provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described therein will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies.

The Compensation Committee considered certain legal and tax provisions, fairness to stockholders, tenure of each executive officer and general corporate practice to select the events that will trigger payments under the 2011 Employment Agreements noted below.

Severance Payments

Each Named Executive Officer under their respective 2011 Employment Agreement is eligible to receive a severance benefit equal to one and one half times the executive officer’s base salary upon executing a general release in favor of us in the event of a termination of the executive officer either by us without Cause, or by the executive officer for Good Reason (each as defined below).

Under the 2011 Employment Agreements, “Cause” is defined as:

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

•

Breach of any provision by the employee of the 2011 Employment Agreement or breach of any fiduciary duty or duty of loyalty owed to us or our Affiliates, if such breach continues uncured for a period 10 days after written notice from us to the employee specifying the failure, refusal, or violation and our intention to terminate the 2011 Employment Agreement for Cause; or

•	Conduct of the employee tending to bring us or our Affiliates into public disgrace; or

•

Neglect or refusal by the employee to perform duties or responsibilities as directed by us, the Board or any executive committee established by the Board, or violation by the employee of any express direction of any lawful rule or regulation established by us or the Board or any committee established by the Board which is consistent with the scope of the employee’s duties under the 2011 Employment Agreement, if such failure, refusal, or violation continues uncured for a period 10 days after written notice from us to the employee specifying the failure, refusal, or violation and our intention to terminate the 2011 Employment Agreement for Cause; or

•	Commission of any acts or omissions by the employee resulting in or intended to result in direct material personal gain to the employee at our or our Affiliates’ expense; or

•	Employee materially compromises our or our Affiliates’ trade secrets or other confidential and proprietary information.

Cause does not include a bona fide disagreement over a corporate policy, so long as the employee does not willfully violate on a continuing basis specific written directions from the Board or any executive committee of the Board, which directions are consistent with the provisions of the 2011 Employment Agreement. Action or inaction by the employee is not considered “willful” unless done or omitted by him intentionally and without his reasonable belief that his action or inaction was in our or our Affiliates’ best interests, and does not include failure to act by reason of total or partial incapacity due to physical or mental illness.

Under the 2011 Employment Agreements, “Good Reason” is defined as:

•

The assignment to the employee by us of any duties inconsistent with the employee’s status with us or a substantial alteration in the nature or status of the employee’s responsibilities from those in effect on the effective date of the 2011 Employment Agreement, or a reduction in the employee’s titles or offices as in effect on the effective date of the 2011 Employment Agreement, except in connection with the termination of his employment for Cause or disability or as a result of the employee’s death, or by the employee other than for Good Reason, or our establishment of a new office to which the employee may be asked to report, or our hiring of a President or other officer which may result in the reassignment of some of the employee’s duties to someone in our employ below the level of the employee; or

•

A reduction by us in the employee’s base salary as in effect on the effective date of the 2011 Employment Agreement or as the same may be increased from time to time during the term of the employment agreement; or

•

The relocation of the employee to one of our offices located more than ninety (90) miles from their designated office location or, in the case of Mr. Schwarz, outside of the greater metropolitan area of Atlanta, GA; or

•

Any material breach by us of a material term or provision contained in the 2011 Employment Agreement, which breach is not cured within thirty (30) days following the receipt by the Board of written notice of such breach.

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the Named Executive Officers under the 2011 Employment Agreements, assuming that such agreement had been in effect and the termination circumstance occurred on December 31, 2011 and did not involve a change in control:

	Reason for Termination of Employment
Named Officer and Nature of Payment	Voluntary by Executive $	Termination by Us without Cause or Termination by Executive for Good Reason $	Cause $	Death $	Disability $
Fletcher Jay McCusker:
Total cash payment	—	1,155,000	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	1,155,000	—	—	—
Michael N. Deitch:
Total cash payment	—	610,500	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	610,500	—	—	—
Fred D. Furman:
Total cash payment	—	610,500	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	610,500	—	—	—
Craig A. Norris:
Total cash payment	—	693,000	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	693,000	—	—	—
Herman M. Schwarz:
Total cash payment	—	627,000	—	—	—
Cost of continuation of benefits	—	—	—	—	—
Value of accelerated stock option and stock awards (1)	—	—	—	—	—
Total	—	627,000	—	—	—

(1)	Except for the equity-based awards granted to each Named Executive Officer in 2009, 2010 and 2011, all equity awards were vested at December 31, 2011.

Change in Control Payments

Certain payment provisions of the 2011 Employment Agreements are also triggered by a “Change in Control.” Under the 2011 Employment Agreements, a “Change in Control” is defined as an event or events, in which:

•

any “person” as defined in Sections 13(d) and 14(d) of the Exchange Act (other than (i) us or our subsidiaries, (ii) any fiduciary holding securities under our employee benefit plan or our subsidiaries, or (iii) any company owned by our stockholders), is or becomes the “beneficial owner” of 25% or more of our voting outstanding securities;

•

we consummate (i) mergers or consolidations as more specifically described in the 2011 Employment Agreements, (ii) a liquidation or (iii) the sale or disposition of all or substantially all of our assets; or

•	a majority of our directors are replaced in certain circumstances during any period of two consecutive years.

In the event of a Change in Control of our company during the term of the 2011 Employment Agreements, and prior to the 24 month anniversary of the consummation date of the Change in Control (i) we terminate the executive’s employment without Cause, (ii) the executive terminates his employment for Good Reason, in lieu of any other amounts payable under the 2011 Employment Agreements, or (iii) the 2011 Employment Agreements expire by their terms and we do not offer to renew the agreement for an additional term to expire no earlier than the 24 month anniversary of the consummation date of the Change in Control, Mr. McCusker would be entitled to receive a lump sum payment equal to $1.00 less than three times his average annual W-2 compensation from us for the most recent five taxable years ending before the effective date of a Change in Control. The 2011 Employment Agreements with each of Messrs. Norris, Deitch Furman and Schwarz provide that the executive would receive a lump sum payment equal to two times the average of his annual W-2 compensation from us for the most recent five taxable years ending before the effective date of a Change in Control. The lump sum payment will be paid to the Named Executive Officer within ten days of his termination of employment following the Change in Control.

Upon a Change in Control all of the Named Executive Officers are also entitled to an accelerated vesting and payment of stock options, restricted stock and PRSU awards granted to that Named Executive Officer. However, if the sum of any lump payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the Named Executive Officer, would constitute an “excess parachute payment” (as defined in Section 280G of the Code), then such lump sum payment or other benefit will be reduced to the largest amount that will not result in receipt by the Named Executive Officer of a parachute payment.

The following table quantifies the estimated maximum amount of payments and benefits under the 2011 Employment Agreements and agreements relating to awards granted under our 2006 Plan to which the Named Executive Officers would have been entitled upon a Change in Control of our company that occurred on December 31, 2011 and termination of employment.

Name	Change in Control Payment ($)	Value of Accelerated Vesting of Equity Awards ($)	Total Termination Benefits (1) ($)
Fletcher Jay McCusker	2,278,614	682,619	2,961,233
Michael N. Deitch	1,315,455	144,578	1,460,033
Fred D. Furman	1,645,445	144,578	1,790,023
Craig A. Norris	1,532,988	255,595	1,788,583
Herman M. Schwarz	2,020,514	219,576	2,240,090

(1)	No value has been assigned to any provisions of the 2011 Employment Agreements that remain in force following the Change in Control.

Compensation of Non-Employee Directors

As compensation for their service as directors of the Company from January 1, 2011 through May 31, 2011, each non-employee member of the Board received a $72,000 annual stipend, except that the Audit Committee Chair and Lead Director each received a $108,000 annual stipend, and the Compensation Committee Chair and Chair of the Nominating and Governance Committee each received a $96,000 annual stipend (referred to as the Old Annual Stipends). From June 1, 2011 to December 31, 2011, the Audit Committee Chair, the Chair of the Compensation Committee and Lead Director each received a $118,800 annual stipend and the Chair of the Nominating and Governance Committee received a $105,600 annual stipend (referred to as the New Annual Stipends). Payment of the annual stipends was made on a monthly basis following each month of service and was prorated for the periods in which the Old Annual Stipends and New Annual Stipends were in effect during 2011. No additional payments were made to non-employee members for participating in Board and committee meetings. Non-employee director fees remain the same as the New Annual Stipend for 2012.

On May 17, 2011, each non-employee member of the Board then serving received an award of equity-based compensation under our 2006 Long-Term Incentive Plan, or 2006 Plan, consisting of 2,000 options and 6,650 shares of restricted Common Stock. The options expire ten years from the date of grant and are exercisable to purchase shares of our Common Stock, with an exercise price equal to the closing market price of our Common Stock on the date of grant. Both the options and restricted stock vest in three equal installments on the first, second and third anniversaries of the date of grant.

Non-employee directors are also reimbursed for reasonable expenses incurred in connection with attending meetings of the Board and meetings of Board committees.

	2011 Director Compensation Table
	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards (1)(2)	Total
Name	($)	($)	($)	($)
Hunter Hurst, III*	101,600	94,164	22,309	218,073
Richard Kerley*	99,300	94,164	22,309	215,773
Kristi L. Meints*	114,300	94,164	22,309	230,773
Warren S. Rustand (3)	114,300	94,164	22,309	230,773

*	Committee Chair
(1)	On May 17, 2011, each non-employee director was awarded 6,650 shares of restricted stock and an option to purchase 2,000 shares of Common Stock under the 2006 Plan. The aggregate grant date fair value of the restricted stock and options awarded to each non-employee director was $94,164 and $22,309, respectively. The aggregate grant date fair value of the restricted stock and options was computed in accordance with the Financial Accounting Standards Board’s, or FASB Accounting Standards Codification, or ASC, Topic 718-Compensation-Stock Compensation, or ASC 718. For a discussion of valuation assumptions, see Note 11, Stock-Based Compensation Arrangements, of our Annual Report on Form 10-K for the year ended December 31, 2011. Other than the 5,750 shares of restricted stock awarded to each non-employee director in 2010 and the 6,650 shares of restricted stock awarded to each non-employee director described above, there were no other stock awards outstanding as of December 31, 2011 that were previously granted to the non-employee members of the Board. As of December 31, 2011, one third of the 5,750 shares of restricted stock were vested and none of the 6,650 shares of restricted stock were vested.

(2)	The following table sets forth the number of outstanding unexercised options to purchase shares of Common Stock and the associated exercise price and grant date fair value held by each non-employee director as of December 31, 2011. All outstanding options were fully vested as of December 31, 2011 with the exception of those options that were granted each non-employee director in June 2010 and May 2011 that vest in one-third increments on the first, second and third anniversaries of the grant date:

Grant Date	Exercise Price	Hunter Hurst, III	Richard Kerley	Kristi L. Meints	Warren S. Rustand
10/14/02	$7.00	—	—	1,429	—
1/22/04	$17.13	—	—	10,000	—
1/19/05	$20.30	—	—	30,000	—
5/26/05	$24.08	—	—	—	10,000
1/3/07	$24.59	10,000	—	10,000	10,000
6/9/08	$26.14	10,000	—	10,000	10,000
12/6/05	$28.47	10,000	—	10,000	10,000
6/14/10	$16.35	7,814	7,814	7,814	7,814
5/17/11	$14.16	2,000	2,000	2,000	2,000

	Total	39,814	9,814	81,243	49,814

(3)	Mr. Rustand serves as the Board’s Lead Director.

On January 13, 2012, the Compensation Committee amended the stock ownership guidelines for our non-employee directors. Under these amended guidelines the non-employee directors are expected to own shares of our Common Stock with a value equal to three times their annual stipend.

Pursuant to the amended stock ownership guidelines, the following will count towards meeting the required holding level:

•	Shares held directly or indirectly;

•	Any restricted stock or stock units held under our Equity-Based Program (whether vested or unvested); and,

•	Shares owned jointly with or in trust for, their immediate family members residing in the same household.

Compliance with the established holding level requirement as determined under the amended guidelines is required by December 31, 2014. Once the ownership requirement has been achieved, the non-employee directors are free to sell shares of our Common Stock above the required holding level. In determining whether the director meets the required holding level, the stock ownership guidelines were amended to require use of the grant date fair value for such purpose. In the event a non-employee director does not achieve his or her holding level set forth above or thereafter sells shares of our Common Stock in violation of the stock ownership guidelines, the Board will consider all relevant facts and take such actions as it deems appropriate under the circumstances.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Hurst and Kerley (Chairperson) and Ms. Meints. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2011 was a current or former officer or employee of Providence, or engaged in certain transactions with us, which was required to be disclosed by regulations of the SEC. There were no compensation committee “interlocks” during the fiscal year ended December 31, 2011, which generally means that none of Providence’s executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of our Board or as a member of our Board’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of April 27, 2012, with respect to the beneficial ownership of Providence’s Common Stock by each stockholder known by us to own beneficially more than five percent of our outstanding Common Stock. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to the shares.

Name and Address	No. of Shares of Common Stock Beneficially Owned (1)	Percent of Voting Power of Common Stock (1)
Ameriprise Financial, Inc. (2) Columbia Management Investment Advisors, LLC Columbia Small Cap Core Fund	1,628,760	12.5%

William Blair & Company, L.L.C. (3)	983,478	7.6%

Robeco Investment Management, Inc. (4)	926,663	7.1%

BlackRock, Inc. (5)	824,424	6.3%

Coliseum Capital Management, LLC Adam Gray Christopher Shackelton (6)	691,356	5.3%

(1)	The securities “beneficially owned” by each stockholder are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities to which the stockholder has or shares voting or investment power or has the right to acquire within 60 days after April 27, 2012. Beneficial ownership may be disclaimed as to certain of the securities.
(2)	Ameriprise Financial, Inc. (145 Ameriprise Financial Center, Minneapolis, MN 55474), or AFI, is the parent company of Columbia Management Investment Advisors, LLC, or CMIA, which is the investment advisor to Columbia Small Cap Core Fund, or Fund (225 Franklin St., Boston, MA 02110). AFI and CMIA may be deemed to beneficially own the shares of Common Stock beneficially owned by Fund. Each of AFI and CMIA disclaims beneficial ownership of all shares of Common Stock owned by Fund. This information is based on the Schedule 13G/A filed with the SEC on March 12, 2012.
(3)	This information is based on the Schedule 13G/A filed by William Blair & Company, L.L.C. (222 W. Adams, Chicago, IL 60606) with the SEC on January 30, 2012.
(4)	This information is based on the Schedule 13G filed by Robeco Investment Management, Inc. (909 Third Ave., New York, NY 10022) with the SEC on February 6, 2012.
(5)	This information is based on the Schedule 13G/A filed by Black Rock, Inc. (40 East 52nd Street, New York, NY 10022) with the SEC on February 13, 2012.
(6)	This information is based on the Schedule 13G filed by Coliseum Capital Management, LLC, Coliseum Capital, LLC, Coliseum Capital Partners, L.P., Adam Gray, Christopher Shackelton (Metro Center, 1 Station Place, 7th Floor South, Stamford, CT 06902) and Blackwell Partners, LLC (c/o DUMAC, LLC, 280 S. Mangum Street, Suite 210, Durham, NC 27701) with the SEC on March 30, 2012.

Management and Directors Only

The following table sets forth certain information, as of April 27, 2012, with respect to the beneficial ownership of Providence’s Common Stock by (a) all of Providence’s directors and nominees for director, (b) all of Providence’s executive officers named in the “Summary Compensation Table” which follows and (c) all of Providence’s directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to his/her shares:

Name	No. of shares of Common Stock Beneficially Owned (1)	Percent of Voting Power of Common Stock (1)
Michael N. Deitch (2)	91,712	*
Fred D. Furman (3)	139,385	1.1%
Fletcher Jay McCusker (4)	219,936	1.7%
Craig A. Norris (5)	76,389	*
Herman M. Schwarz (6)	76,646	*
Hunter Hurst, III (7)	75,926	*
Richard A. Kerley (8)	11,926	*
Kristi L. Meints (9)	93,355	*
Warren S. Rustand (10)	51,926	*
All directors, director nominees and executive officers as a group (10 persons)(11)	849,256	6.2%

*	Less than 1%
(1)	The securities “beneficially owned” by an individual are determined as of April 27, 2012 in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities to which the individual has or shares voting or investment power or has the right to acquire within 60 days after April 27, 2012. Beneficial ownership may be disclaimed as to certain of the securities.
(2)	Includes 3,699 shares of Common Stock held by Mr. Deitch, 1,158 shares of restricted stock that will vest within 60 days of April 27, 2012 and 86,855 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012.
(3)	Includes 27,926 shares of Common Stock held by Mr. Furman, 1,158 shares of restricted stock that will vest within 60 days of April 27, 2012 and 110,301 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012.
(4)	Includes 44,985 shares of Common Stock held by Mr. McCusker, 6,947 shares of restricted stock that will vest within 60 days of April 27, 2012 and 168,004 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012. Does not include 2,000 shares of Common Stock held by The Fletcher J. McCusker GRAT for the benefit of Mr. McCusker’s son, as to which Mr. McCusker disclaims beneficial ownership.
(5)	Includes 4,763 shares of Common Stock held by Mr. Norris, 1,795 shares of restricted stock that will vest within 60 days of April 27, 2012 and 69,831 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012.
(6)	Includes 18,767 shares of Common Stock held by Mr. Schwarz, 1,158 shares of restricted stock that will vest within 60 days of April 27, 2012 and 56,721 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012.
(7)	Includes 35,916 shares of Common Stock held by Mr. Hurst, 4,134 shares of restricted stock that will vest within 60 days of April 27, 2012 and 35,876 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012.
(8)	Includes 1,916 shares of Common Stock held by Mr. Kerley, 4,134 shares of restricted stock that will vest within 60 days of April 27, 2012 and 5,876 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012.

(9)	Includes 11,916 shares of Common Stock held by Ms. Meints, 4,134 shares of restricted stock that will vest within 60 days of April 27, 2012 and 77,305 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012.
(10)	Includes 1,916 shares of Common Stock held by Mr. Rustand, 4,134 shares of restricted stock that will vest within 60 days of April 27, 2012 and 45,876 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012.
(11)	Includes 29,736 shares of restricted stock that will vest within 60 days of April 27, 2012, 665,695 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 27, 2012 and 153,825 shares of Common Stock.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	1,910,143	$19.30	304,951
Equity compensation plans not approved by security holders	—	—	—

Total	1,910,143	$19.30	304,951

(1)	Columns (a) and (b) include 1,910,143 shares issuable upon exercise of outstanding stock options.
(2)	The number of shares shown in column (c) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended. No additional stock options or other stock-based awards may be granted under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Policy Regarding Certain Relationships and Related Transactions

Pursuant to its written charter, the Audit Committee has adopted a Related Person Transaction Policy that, subject to certain exceptions, requires the Audit Committee (or the chair of the Audit Committee in certain instances) to review and either ratify, approve or disapprove all “transactions” with “related persons,” which have the meanings given to such terms in Item 404(a) of Regulation S-K.

In determining whether to approve or ratify a transaction with a related person under the policy, the Audit Committee is to consider all relevant information and facts available to it regarding the transaction and take into account factors such as the related person’s relationship to the Company and interest (direct or indirect) in the transaction, the terms of the transaction and the benefits to the Company of the transaction. No director is to participate in the approval of related person transaction for which he or she is a related person or otherwise has a direct or indirect interest.

The Audit Committee is also to review and assess ongoing related person transactions, if any, on at least an annual basis to determine whether any such transactions remain appropriate or should be modified or terminated.

Each year our directors and officers complete Directors’ and Officers’ Questionnaires, which, among other things, are designed to elicit certain information relating to transactions with the Company in which the officer or director or any immediate family member of such officer or director has a direct or indirect interest. These questionnaires are reviewed by our General Counsel and any such transactions or other related person transactions are brought to the attention of the Audit Committee as appropriate. We believe that our arrangements with CBIZ Benefits and Insurance Services, Inc. and VWP McDowell, LLC referred to below are no less favorable to us than those available to us from other entities providing such services.

Transaction with CBIZ Benefits and Insurance Services, Inc.

Providence uses CBIZ Benefits and Insurance Services, Inc., or CBIZ, a subsidiary of CBIZ, Inc., to administer and consult on its self-insured employee health benefits, 401(k) and deferred compensation plans. For 2011, CBIZ and its subsidiaries received approximately $657,000, consisting of fees of approximately $503,000 paid by Providence and commissions of approximately $154,000 paid by third parties related to business with Providence. Eric Rustand, Mr. Rustand’s son, works for CBIZ. Eric Rustand, Vice President of Business Development for CBIZ, is the lead consultant on the employee health benefits plans for Providence. For 2011, Eric Rustand received approximately $122,000 in commissions from CBIZ related to CBIZ’s business with Providence. The business relationship between Providence and CBIZ existed prior to Mr. Rustand becoming a member of the Board and will continue in 2012.

Transaction with VWP McDowell, LLC

LogistiCare (our wholly-owned subsidiary) operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by LogistiCare from VWP McDowell, LLC, or McDowell, under a five year lease that expires in 2014, as amended. Under the lease agreement, LogistiCare may terminate the lease after the first 36 months of the lease term with a six month prior written notice. For 2011, LogistiCare paid approximately $414,000 in lease payments (including taxes and common area maintenance charges) to McDowell. The lease terms provide a schedule of rental payments due to McDowell over the entire term of the lease. For 2012, the monthly rental amounts due under the lease approximate $33,000. Steven Schwarz, Gregory Schwarz and Barry Schwarz, Mr. Schwarz’s brothers, each own 0.9%, 1.3% and 3.3% interest in McDowell, respectively. Michael Schwarz, Mr. Schwarz’s father is the trustee of MER Trust of which Mr. Schwarz and his brothers are beneficiaries and which has a 6.6% ownership interest in McDowell. In addition, Steven Schwarz owns a 50% interest in Via West Properties which is the managing member of McDowell. Via West Properties owns a 1.0% interest in McDowell. The leasing arrangement between LogistiCare and McDowell existed prior to Mr. Schwarz becoming a named executive officer of the Company.

Independence of the Board

The Board believes that independence depends not only on our director’s individual relationships, but also on the Board’s overall attitude. Providing objective, independent judgment is at the core of the Board’s oversight function. Under our corporate governance guidelines, the Board, with the assistance of legal counsel and the Nominating and Governance Committee of the Board, uses the current standards for “independence” established by The Nasdaq Stock Market LLC, referred to as “Nasdaq”, to evaluate any material relationship a director may have with Providence to determine director independence. A director is not considered “independent” unless the Board affirmatively determines that the director has no material relationship with Providence or any subsidiary in the consolidated group other than as a director of another Board of Directors. Any relationship that falls below a threshold set forth by the standards for “independence” established by Nasdaq and our corporate governance guidelines, or is not required to be disclosed under Item 404(a) of SEC Regulation S-K, is automatically deemed to be an immaterial relationship. Our Board has affirmatively determined that all of the directors are independent except for Mr. McCusker, who is employed by Providence. While the Company engages a consultant to administer its employee benefits plans that employs one of Mr. Rustand’s sons (as described above in subsection “Certain

Relationships and Related Transactions”), which information is required to be disclosed as a related party transaction under Item 404(a) of SEC Regulation S-K, the Board has affirmatively determined this relationship to be immaterial based on the dollar amounts involved in the transaction.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

Fees for professional services provided by KPMG LLP, or KPMG, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2010 in each of the following categories were:

	Fiscal Year Ended December 31,
	2011	2010
Audit fees	$1,161,035	$1,115,848
Audit related fees	$—	$—
Tax fees	$7,167	$9,091
All other fees	$96,542	$—

Total	$1,264,744	$1,124,939

Audit Fees. Audit fees consisted of amounts incurred for services performed in association with the annual financial statement audit (including required quarterly reviews), the audit of the Company’s internal control over financial reporting, and other procedures normally required by the independent auditor in order to be able to form an opinion on the Company’s consolidated financial statements. Other procedures included consultations relating to the audit or quarterly reviews, and services performed by KPMG in connection with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

Audit Related Fees. No audit related fees were incurred during the periods presented.

Tax Fees. Tax fees consisted of amounts incurred for professional services rendered by KPMG for tax compliance and tax consulting in 2011 and 2010.

All Other Fees. Other fees consisted of fees incurred for services rendered by KPMG in 2011 for the audit of information technology security and internal control over protected client health information related to our non-emergency transportation management services operating segment.

The Audit Committee has considered and determined that the services provided by KPMG were compatible with KPMG maintaining their independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee pre-approved all of the foregoing services provided to the Company by KPMG in fiscal years 2011 and 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2010 and 2011;

•	Consolidated Statements of Income for the years ended December 31, 2009, 2010 and 2011;

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income at December 31, 2009, 2010 and 2011; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning of	costs and	other				end of
	period	expenses	accounts		Deductions		period
Year Ended December 31, 2011:
Allowance for doubtful accounts	$5,252,231	$3,314,174	$3,002,815	(1)	$5,734,477	(2)	$5,834,743
Deferred tax valuation allowance	865,605	(417,038)	—		—		448,567

Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,901,391	$4,304,284	$3,471,668	(1)	$5,425,112	(2)	$5,252,231
Deferred tax valuation allowance	517,830	347,775	—		—		865,605

Year Ended December 31, 2009:
Allowance for doubtful accounts	$3,433,689	$3,827,626	$3,615,325	(1)	$7,975,249	(2)	$2,901,391
Deferred tax valuation allowance	422,428	95,402	—		—		517,830

Notes:

(1)	Amounts primarily include the allowance for contractual adjustments related to our non-emergency transportation services operating segment that are recorded as adjustments to non-emergency transportation services revenue as well as certain reclassifications within the “Accounts Receivable” line item of the consolidated balance sheets made to conform with the current period presentation of the allowance for doubtful accounts in this schedule related to our correctional services business.
(2)	Write-offs, net of recoveries

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1(1)	Share Purchase Agreement dated as of August 1, 2007 by and between The Providence Service Corporation, 0798576 B.C. Ltd., PSC of Canada Exchange Corp., WCG International Consultants Ltd., Ian Ferguson, Elizabeth Ferguson, James Rae, Robert Skene, Walrus Holdings Ltd., Darlene Bailey, John Parker, Jenco Enterprises Ltd. and Ian Ferguson, as the sellers representative. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

2.3(2)	Agreement and Plan of Merger, dated as of November 6, 2007, by and among The Providence Service Corporation, Charter LCI Corporation, CLCI Agent, LLC, as Stockholders’ Representative, and PRSC Acquisition Corporation, as amended. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); The Providence Service Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1*	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 9, 2011.

3.2(3)	Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010.

4.1(4)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(5)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(6)	Amended and Restated Rights Agreement, dated as of December 9, 2011, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(7)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(8)	2003 Stock Option Plan, as amended.

+10.3(9)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(10)	Providence Service Corporation Deferred Compensation Plan.

+10.5(11)	Amended and Restated Providence Service Corporation Deferred Compensation Plan.

10.6(4)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.9(11)	Credit Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including certain domestic subsidiaries), Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, the other lenders party thereto, Merrill Lynch, Pierce, Fenner, & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers.

10.10(11)	Pledge Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

10.11(11)	Security Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

+10.12(12)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.13(13)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.14(12)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Michael N. Deitch.

+10.15(13)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Michael N. Deitch.

+10.16(12)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.17(13)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.18(12)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.19(13)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.20(13)	Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Herman Schwarz.

+10.21(14)	Form of Restricted Stock Agreements, as amended.

+10.22(14)	Form of Stock Option Agreements.

+10.23(14)	Form of Performance Restricted Stock Unit Agreements.

+10.24*	Form of Performance Restricted Stock Unit Agreements, as amended.

12.1*	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

31.3**	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.4**	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
*	Previously filed with the Original Filing.
**	Filed herewith.
(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.
(3)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(6)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.
(7)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(8)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(9)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.
(10)	Incorporated by reference from an exhibit to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 31, 2007.
(11)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.
(12)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2011.
(13)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.
(14)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: April 30, 2012	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2012	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)