Form 10-Q
period 2012-03-31
PROVIDENCE SERVICE CORP
filed 2012-05-10
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were outstanding 13,026,829 shares (excluding treasury shares of 631,013) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2011	March 31, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,183,878	$47,054,804
Accounts receivable, net of allowance of $5.8 million in 2011 and $5.6 million in 2012	87,163,323	95,764,549
Management fee receivable	3,537,358	3,067,166
Other receivables	1,600,861	1,829,006
Restricted cash	4,654,177	4,071,061
Prepaid expenses and other	15,988,987	14,976,164
Deferred tax assets	1,964,814	1,435,496

Total current assets	158,093,398	168,198,246
Property and equipment, net	28,563,149	31,009,866
Goodwill	113,736,998	113,979,512
Intangible assets, net	59,473,774	57,649,046
Restricted cash, less current portion	10,882,318	10,127,888
Other assets	8,303,190	8,618,912

Total assets	$379,052,827	$389,583,470

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$10,000,000	$10,000,000
Accounts payable	4,461,250	2,913,307
Accrued expenses	30,654,217	32,822,991
Accrued transportation costs	47,656,568	53,815,369
Deferred revenue	2,193,997	3,422,984
Reinsurance liability reserve	11,920,771	9,386,218

Total current liabilities	106,886,803	112,360,869

Long-term obligations, less current portion	140,493,000	137,993,000
Other long-term liabilities	9,740,159	13,902,747
Deferred tax liabilities	12,910,325	11,940,376

Total liabilities	270,030,287	276,196,992
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,621,951 and 13,654,913 issued and outstanding (including treasury shares)	13,622	13,655
Additional paid-in capital	176,172,365	177,333,365
Retained deficit	(61,561,392)	(58,519,801)
Accumulated other comprehensive loss, net of tax	(1,127,559)	(848,518)
Treasury shares, at cost, 623,576 and 631,013 shares	(11,435,033)	(11,552,760)

Total Providence stockholders’ equity	102,062,003	106,425,941
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	109,022,540	113,386,478

Total liabilities and stockholders’ equity	$379,052,827	$389,583,470

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
	2011	2012
Revenues:
Home and community based services	$77,244,287	$84,125,150
Foster care services	8,251,253	8,354,679
Management fees	3,344,940	2,995,532
Non-emergency transportation services	138,965,856	164,671,756

	227,806,336	260,147,117
Operating expenses:
Client service expense	72,813,914	80,210,625
Cost of non-emergency transportation services	126,108,419	156,978,666
General and administrative expense	11,923,781	12,738,775
Depreciation and amortization	3,249,078	3,625,755

Total operating expenses	214,095,192	253,553,821

Operating income	13,711,144	6,593,296
Other (income) expense:
Interest expense	3,731,831	1,906,815
Loss on extinguishment of debt	2,463,482	0
Interest income	(59,363)	(41,479)

Income before income taxes	7,575,194	4,727,960
Provision for income taxes	3,105,933	1,686,369

Net income	$4,469,261	$3,041,591

Earnings per common share:
Basic	$0.34	$0.23

Diluted	$0.34	$0.23

Weighted-average number of common shares outstanding:
Basic	13,222,566	13,266,908
Diluted	13,320,443	13,404,833

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2011	2012
Net income	$4,469,261	$3,041,591
Other comprehensive income, net of tax:
Foreign currency translation adjustments	360,831	279,041

Comprehensive income	$4,830,092	$3,320,632

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2011	2012
Operating activities
Net income	$4,469,261	$3,041,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,321,219	1,729,227
Amortization	1,927,859	1,896,528
Amortization of deferred financing costs	479,363	286,410
Loss on extinguishment of debt	2,463,482	0
Provision for doubtful accounts	835,797	(192,648)
Deferred income taxes	(1,019,333)	(440,631)
Stock based compensation	690,231	1,066,833
Excess tax benefit upon exercise of stock options	(1,959)	(20,735)
Other	380,194	(18,406)
Changes in operating assets and liabilities:
Accounts receivable	(7,108,867)	(8,282,378)
Management fee receivable	(117,851)	470,192
Other receivables	442,119	(227,949)
Restricted cash	(401,901)	(215,306)
Prepaid expenses and other	1,214,910	445,129
Reinsurance liability reserve	(782,901)	(1,810,760)
Accounts payable and accrued expenses	2,130,673	592,208
Accrued transportation costs	6,353,753	6,158,801
Deferred revenue	(623,142)	1,230,043
Other long-term liabilities	9,170	3,445,658

Net cash provided by operating activities	12,662,077	9,153,807
Investing activities
Purchase of property and equipment, net	(1,818,405)	(4,168,120)
Acquisition of businesses, net of cash acquired	0	(190,000)
Restricted cash for contract performance	361,680	1,552,851
Purchase of short-term investments, net	(28,755)	(25,065)

Net cash used in investing activities	(1,485,480)	(2,830,334)
Financing activities
Repurchase of common stock, for treasury	0	(117,727)
Proceeds from common stock issued pursuant to stock option exercise	2,004	79,827
Excess tax benefit upon exercise of stock options	1,959	20,735
Proceeds from long-term debt	100,000,000	0
Repayment of long-term debt	(112,303,771)	(2,500,000)
Debt financing costs	(2,606,371)	0
Capital lease payments	(3,668)	(13,651)

Net cash used in financing activities	(14,909,847)	(2,530,816)

Effect of exchange rate changes on cash	89,680	78,269

Net change in cash	(3,643,570)	3,870,926
Cash at beginning of period	61,260,661	43,183,878

Cash at end of period	$57,617,091	$47,054,804

Supplemental cash flow information:
Cash paid for interest	$1,822,892	$825,176

Cash paid for income taxes	$4,158,817	$2,989,665

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

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

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). The Social Services operating segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care services to at-risk families and children. The NET Services operating segment provides non-emergency transportation management services to Medicaid and Medicare beneficiaries. As of March 31, 2012, the Company operated in 43 states, the District of Columbia, United States, and British Columbia and Alberta, Canada.

Summary of Significant Accounting Policies and Critical Accounting Estimates

Significant Accounting Policies

The Company has established and followed a number of accounting policies in the preparation of these consolidated financial statements in conformity with GAAP. Significant among these policies are policies related to cash and cash equivalents, restricted cash, deferred financing costs, non-controlling interest and stock-based compensation arrangements. These accounting policies are more fully described in the notes to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

New and Pending Accounting Pronouncements

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05-Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU amends ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC by the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, the FASB issued ASU 2011-12-Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) in December 2011. ASU 2011-12 defers the effective date of the requirement of ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the Board reconsiders the operational concerns and needs of financial statement users. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 and ASU 2011-12 effective January 1, 2012. The adoption of ASU 2011-05 and ASU 2011-12 impacted the presentation of other comprehensive income as the Company previously presented the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

In September 2011, the FASB issued ASU 2011-08-Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2011-08 effective January 1, 2012. The adoption of ASU 2011-08 has not impacted the consolidated financial statements.

Pending Accounting Pronouncements

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

2. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81% and 80% of the Company’s revenue for the three months ended March 31, 2011 and 2012, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the three months ended March 31, 2011 and 2012, the Company conducted a portion of its operations in Canada through WCG. The amount of the Company’s net assets located in Canada at December 31, 2011 and March 31, 2012 and the amount of the Company’s consolidated revenue generated from its Canadian operations for the three months ended March 31, 2011 and 2012 were as follows:

	December 31, 2011	Percent of Total Net Assets	March 31, 2012	Percent of Total Net Assets
Net assets located in Canada	$13,547,955	12.4%	$13,728,374	12.1%

	Three months ended March 31,
	2011	Percent of Revenue	2012	Percent of Revenue
Revenue from Canadian operations	$5,538,390	2.4%	$5,456,559	2.1%

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

3. Other Receivables and Other Assets

Other receivables and other assets consisted of the following:

	December 31, 2011		March 31, 2012
	Other Receivables	Other Assets	Other Receivables	Other Assets
Insurance premiums receivable from third parties (a)	$699,123	$—	$743,866	$—
Workers’ compensation and general and professional liability expected losses in excess of the Company’s reinsurance program liability (b)	667,908	2,266,735	617,963	2,456,291
Deferred financing charges, net (c)	—	3,238,859	—	2,952,450
Other	233,830	2,797,596	467,177	3,210,171

Total	$1,600,861	$8,303,190	$1,829,006	$8,618,912

a)	Represents insurance premiums receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries.
b)	The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
c)	Represents the unamortized balance of direct expenses capitalized in connection with the Company’s borrowing or establishment of credit facilities.

4. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2011	March 31, 2012
Prepaid payroll	$2,569,954	$2,475,045
Prepaid insurance	3,805,410	1,507,928
Prepaid taxes	2,188,665	2,704,835
Prepaid maintenance agreements and copier leases	674,362	665,641
Interest receivable — certificates of deposit	1,123,040	1,148,105
Other	5,627,556	6,474,610

Total prepaid expenses and other	$15,988,987	$14,976,164

5. Long-Term Obligations

The Company’s long-term obligations consisted of the following:

	December 31, 2011	March 31, 2012
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the “Notes”)	$49,993,000	$49,993,000
$40,000,000 revolving loan, LIBOR plus 2.75% (effective rate of 2.99% at March 31, 2012) through March 2016	8,000,000	8,000,000
$100,000,000 term loan, LIBOR plus 2.75% with principal and interest payable at least once every three months through March 2016	92,500,000	90,000,000

	150,493,000	147,993,000
Less current portion	10,000,000	10,000,000

	$140,493,000	$137,993,000

The Company was in compliance with all financial covenants as of March 31, 2012.

The carrying amount of the long-term obligations approximated its fair value at December 31, 2011 and March 31, 2012. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

The terms of the Notes, revolving loan and term loan are more fully described in the notes to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

6. Business Segments

The Company’s operations are organized and reviewed by management along its services lines. The Company operates in two reportable segments as separate divisions and differentiates the segments based on the nature of the services they offer and the criteria in ASC Topic 280, “Segment Reporting”. The following describes each of the Company’s segments and its corporate services area.

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

NET Services. NET Services is comprised primarily of managing the delivery of non-emergency transportation services to Medicaid and Medicare beneficiaries. The entities that pay for non-emergency medical transportation services are primarily state Medicaid programs, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency transportation services are delivered under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population.

Corporate. Corporate includes corporate accounting and finance, information technology, external audit, tax compliance, business development, compliance, internal audit, employee training, legal and various other overhead costs, all of which are directly allocated to the operating segments.

The basis of segmentation and measurement of segment profit or loss has not changed from that disclosed in the Company’s audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth certain financial information attributable to the Company’s business segments for the three months ended March 31, 2011 and 2012. In addition, none of the segments have significant non-cash items other than depreciation and amortization in operating income.

	For the three months ended March 31,
	2011	2012
Revenues:
Social Services	$88,840,480	$95,475,361
NET Services	138,965,856	164,671,756

Consolidated	$227,806,336	$260,147,117

Operating income:
Social Services	$4,928,345	$3,306,121
NET Services	8,782,799	3,287,175

Consolidated (a)	$13,711,144	$6,593,296

(a)	Coprorate costs have been allocated to the Social Services and NET Services operating segments.

7. Stock-Based Compensation Arrangements

The Company issues both option awards and restricted stock to employees and non-employee directors. Option awards and restricted stock generally vest in three equal installments on the first, second and third anniversaries of the date of grant. The fair value of option awards was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods, while that of a non-vested stock grant was determined based on the closing market price of the Company’s common stock on the date of grant. The following table summarizes the stock option activity:

	For the three months ended March 31, 2012
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	1,910,143	$19.30
Granted	—	—
Exercised	(8,467)	9.43
Forfeited or expired	(18,001)	17.90

Outstanding at March 31, 2012	1,883,675	$19.36

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock:

	For the three months ended March 31, 2012
	Shares	Grant Date Fair Value
Non-vested balance at beginning of period	141,841	$15.28
Granted	232,927	15.25
Vested	(24,495)	14.72
Forfeited	—	—

Non-vested at March 31, 2012	350,273	$15.30

8. Performance Restricted Stock Units

On January 13, 2012, the Company granted 113,891 performance restricted stock units (“PRSUs”) to its executive officers that may be settled in cash. The number of PRSUs eligible to be settled in cash will be based on the achievement of return on equity (determined by the quotient resulting from dividing the Company’s audited consolidated net income for the performance period by the Company’s average stockholders’ equity) (“ROE”) targets established by the Compensation Committee (“Committee”) for the performance periods described below. Payment of the award, if earned, will be divided into two tranches (each tranche representing half of the total number of PRSUs) corresponding to the required performance period where the first tranche will be paid on or between March 1, 2014 and March 15, 2014 based on the ROE level achieved by the Company for the period beginning January 1, 2012 and ending December 31, 2013. The second tranche will be paid on or between March 1, 2015 and March 15, 2015 based on the ROE level achieved by the Company for the period beginning January 1, 2012 and ending December 31, 2014.

In both cases, the Committee will certify in writing the ROE level achieved for the performance periods on March 1, 2014 related to the first tranche and March 1, 2015 related to the second tranche, or as soon thereafter as the Committee is provided with the Company’s audited financial statements, but in no event in either case later than March 15, 2014 and 2015, respectively (such date referred to as the Settlement Date). In addition, such certification will occur immediately prior to each of the respective cash settlements. The following are the payout percentages for the ROE target levels set by the Committee.

•	50% of each tranche of the PRSUs will be awarded if we achieve an ROE equal to or greater than 14% (“Threshold”), for the respective performance period; and,

•	100% of each tranche of the PRSUs will be awarded if we achieve an ROE equal to or greater than 18% (“Target”), for the respective performance period.

If the Company’s ROE falls between the Threshold and Target levels, the payout amount will be determined by linear interpolation on the Settlement Date.

If the Threshold or Target payout level is achieved, then the amount of the award will be determined by multiplying the number of PRSUs corresponding to the ROE level achieved by the fair market value (at closing market price) of the Company’s common stock on the Settlement Date. Vesting criteria for PRSU awards require employment with the Company throughout the performance periods as well as achievement of the performance goal, and employment up through December 31, 2013 and 2014 for each of the two respective tranches.

The Company applies a graded vesting expense methodology when accounting for the PRSUs and the fair value of the liability is remeasured at the end of each reporting period through the Settlement Date. Compensation expense associated with the PRSUs is based upon the closing market price of the Company’s common stock on the measurement date and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the Settlement Date. Compensation expense of approximately $105,000 was recorded by the Company for the three months ended March 31, 2012 related to the PRSUs discussed above. Additionally, compensation expense of approximately $280,000 and $237,000 was recorded for the three months ended March 31, 2011 and 2012, respectively, for the PRSUs granted in 2011.

9. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock and accumulated other comprehensive loss for the three months ended March 31, 2012:

			Additional			Accumulated Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance at December 31, 2011	13,621,951	$13,622	$176,172,365	623,576	$(11,435,033)	$(1,127,559)
Stock-based compensation	—	—	1,066,833	—	—	—
Exercise of employee stock options, including net tax windfall of $14,373	8,467	8	94,192	—	—	—
Restricted stock issued	24,495	25	(25)	7,437	(117,727)	—
Foreign currency translation adjustments	—	—	—	—	—	279,041

Balance at March 31, 2012	13,654,913	$13,655	$177,333,365	631,013	$(11,552,760)	$(848,518)

10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2011	2012
Numerator:
Net income available to common stockholders, diluted	$4,469,261	$3,041,591
Denominator:
Denominator for basic earnings per share — weighted-average shares	13,222,566	13,266,908
Effect of dilutive securities:
Common stock options and restricted stock awards	97,877	137,925

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	13,320,443	13,404,833

Basic earnings per share	$0.34	$0.23

Diluted earnings per share	$0.34	$0.23

The effect of issuing 1,678,740 and 1,198,932 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2012, respectively, as it would have been antidilutive. For the three months ended March 31, 2011 and 2012, employee stock options to purchase 1,133 and 2,291 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

11. Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2011 and 2012 was 41.0% and 35.7%, respectively. For the three months ended March 31, 2011 and 2012, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes. Additionally, the Company’s effective tax rate for the three months ended March 31, 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition.

12. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $878,000 and $982,000 at December 31, 2011 and March 31, 2012, respectively.

13. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $61,000 and $65,000 for the three months ended March 31, 2011 and 2012, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2011 and March 31, 2012 were approximately $224,000 and $210,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease after the first 36 months of the lease term with a six month prior written notice. Certain members of Mr. Schwarz’s (the chief executive officer of a subsidiary wholly-owned by the Company) immediate family have partial ownership interest in McDowell. In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust. For the three months ended March 31, 2011 and 2012, the Company expensed approximately $99,000 and $104,000, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease totaled approximately $1.1 million at March 31, 2012.

14. Subsequent Events

The Company is no longer contingently obligated to pay any amounts under an earn out provision related to an asset purchase agreement dated July 1, 2009 by which the Company acquired certain assets of an entity located in California as the operations supported by these assets ceased on April 30, 2012. The operations of this business are immaterial to the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2011 and 2012 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2011. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q1 2012 and Q1 2011 mean the three months ended March 31, 2012 and three months ended March 31, 2011, respectively.

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

We completed our 2011-2012 social services contract renewal cycle with substantially all contracts renewed and with relatively stable rates. While we believe we are positioned to potentially benefit from recent trends that favor our in-home provision of social services, budgetary pressures still exist that could reduce funding for the services we provide. Medicaid budgets are fluid and dramatic changes in the financing or structure of Medicaid could have a negative impact on our business. We believe our business model allows us to make adjustments to help mitigate state budget pressures that are impacted by federal spending and system reforms that could challenge our overall profit margins.

With respect to our non-emergency transportation management services segment, or NET Services, we were awarded eight of the nine incumbent contracts including Arkansas, Connecticut, Delaware, Pennsylvania, Virginia (one of our largest contracts) and most recently Nevada. The incumbent regional contract in Georgia was also re-awarded to NET Services along with two additional regions. These Georgia regions have yet to be finalized as they are subject to negotiation. In addition to our incumbent contract in South Carolina for one region, we were asked to take over, effective February 20, 2012, the remaining two regions previously awarded to a competitor. The only incumbent contract loss was in Colorado. In addition, we added new contracts in Missouri and Wisconsin, as well as started implementing two contracts in the States of New York and Texas during Q1 2012. Our new contract awards, and some of our renewed contracts, have come at lower margins relative to historical amounts.

As of March 31, 2012, we provided social services directly to approximately 61,900 clients, and had approximately 12.4 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from nearly 400 locations in 43 states, the District of Columbia, United States, and British Columbia and Alberta, Canada.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility, which provides funding for general corporate purposes and acquisitions. We remain focused on deleveraging our balance sheet and continue to identify opportunities to further diversify our service offerings.

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

As of March 31, 2012, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of March 31, 2012.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2011.

Results of operations

Segment reporting. Our financial operating results are organized and reviewed by our chief operating decision maker along our service lines in two reportable segments–Social Services and NET Services. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer. The following describes each of our segments.

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

Consolidated Results

The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended March 31,
	2011	2012
Revenues:
Home and community based services	33.9%	32.3%
Foster care services	3.6	3.2
Management fees	1.5	1.2
Non-emergency transportation services	61.0	63.3

Total revenues	100.0	100.0

Operating expenses:
Client service expense	32.0	30.8
Cost of non-emergency transportation services	55.4	60.4
General and administrative expense	5.2	4.9
Depreciation and amortization	1.4	1.4

Total operating expenses	94.0	97.5

Operating income	6.0	2.5

Non-operating expense:
Interest expense (income), net	1.6	0.7
Loss on extinguishment of debt	1.1	—

Income before income taxes	3.3	1.8
Provision for income taxes	1.3	0.6

Net income	2.0%	1.2%

Overview of our results of operations for Q1 2012

Our Social Services revenues for Q1 2012 as compared to Q1 2011 were favorably impacted by the additional revenue contributed by The ReDCo Group, Inc., or ReDCo, which was acquired by us in June 2011 and continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets and relatively stable rates overall. Partially offsetting increases in these revenues for Q1 2012 as compared to Q1 2011, was the impact of a transition to managed care in certain of our markets where tighter controls over authorizations and referrals are being implemented in response to continuing state budget challenges.

We believe the trend away from the more expensive out of home providers in favor of home and community based delivery systems like ours will continue. In addition, we believe that our effective low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit social services organizations.

Our NET Services revenue for Q1 2012 as compared to Q1 2011 was favorably impacted by new contracts in Wisconsin effective July 1, 2011, as well as the expansion of current business in our New Jersey, Arkansas and South Carolina markets, the expansion of our California ambulance commercial and managed care lines of business and the reinstatement of our contract with the State of Missouri. We also incurred additional operating and implementation costs related to these market expansions, as well as new contracts that will begin in the second quarter of 2012, including staffing, training, travel and outreach communication material costs related to our new contracts. In addition, we experienced higher utilization in Q1 2012 as compared to Q1 2011 primarily due to the impact of an unusually mild winter in certain of our markets, which resulted in higher transportation costs for Q1 2012. We believe that utilization will continue to increase which could unfavorably impact the results of our operations for 2012. We expect continued revenue growth and we are working to optimize our operating margins.

Q1 2012 compared to Q1 2011

Revenues

	Three Months Ended March 31,		Percent
	2011	2012	change
Home and community based services	$77,244,287	$84,125,150	8.9%
Foster care services	8,251,253	8,354,679	1.3%
Management fees	3,344,940	2,995,532	-10.4%
Non-emergency transportation services	138,965,856	164,671,756	18.5%

Total revenues	$227,806,336	$260,147,117	14.2%

Home and community based services. The acquisition of ReDCo in June 2011 added approximately $8.6 million to home and community based services revenue for Q1 2012 as compared to Q1 2011. Additionally, our Q1 2012 revenues were favorably impacted by increased census in certain locations as well as new programs being implemented in various markets. This increase in revenue was partially offset by the impact of the reduction of contract amounts in Arizona, contract terminations in Texas and the transition to managed care in certain regions.

Foster care services. Our foster care services revenue increased from Q1 2011 to Q1 2012 primarily as a result of our ongoing efforts to rebuild our foster care program in Tennessee. This increase, however, was partially offset by a new per diem rate structure implemented in Indiana in January 2012, which reduced payments for foster care services in that state.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements decreased in Q1 2012 as compared to Q1 2011 primarily due to our acquisition of ReDCo, with whom we previously had a management services agreement. The acquisition of ReDCo resulted in a reduction of management fees of approximately $457,000 in Q1 2012.

Non-emergency transportation services. The increase in NET Services revenue was due to additional membership related to existing contracts, a new contract in Wisconsin effective July 1, 2011, the completion of geographical expansion in certain states including New Jersey, a positive rate adjustment in New Jersey to account for higher utilization, and expansion of our commercial ambulance management services with some of the existing entities with which we contract in California. We also re-contracted for the State of Missouri and two regions of South Carolina where competitors failed to meet their contract obligations. A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Client service expense. Client service expense included the following for Q1 2011 and Q1 2012:

	Three months ended March 31,
			Percent change
	2011	2012
Payroll and related costs	$54,423,572	$61,255,372	12.6%
Purchased services	8,515,045	7,734,816	-9.2%
Other operating expenses	9,700,605	10,963,665	13.0%
Stock compensation	174,692	256,772	47.0%

Total client service expense	$72,813,914	$80,210,625	10.2%

Payroll and related costs. Our payroll and related costs increased from Q1 2011 to Q1 2012 because we added over 600 new employees in connection with the acquisition of ReDCo, which resulted in an increase in payroll and related costs of approximately $6.3 million for Q1 2012 as compared to Q1 2011. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 61.3% for Q1 2011 to 64.2% for Q1 2012.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Included in Q1 2012 were decreased costs related to other support services of approximately $335,000 and decreased foster parent payments of approximately $331,000, as compared to Q1 2011. Purchased services, as a percentage of revenue, excluding NET Services revenue, decreased from 9.6% for Q1 2011 to 8.1% for Q1 2012 due to the impact of nominal additional purchased services expense incurred by ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. The acquisition of ReDCo added approximately $1.2 million to other operating expenses for Q1 2012 as compared to Q1 2011. As a result, other operating expenses, as a percentage of revenue, excluding NET Services revenue, increased from 10.9% for Q1 2011 to 11.5% for Q1 2012.

Stock compensation. Stock compensation of approximately $126,000 and $196,000 for Q1 2011 and Q1 2012, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan. In addition, stock compensation expense of approximately $49,000 and $61,000 for Q1 2011 and Q1 2012, respectively, was attributable to performance restricted stock units granted to an executive officer during the first quarter of 2011 and 2012.

Cost of non-emergency transportation services.

	Three months ended March 31,		Percent
	2011	2012	Change
Payroll and related costs	$13,827,401	$18,016,052	30.3%
Purchased services	106,208,342	133,472,178	25.7%
Other operating expenses	5,811,919	5,121,954	-11.9%
Stock compensation	260,757	368,482	41.3%

Total cost of non-emergency transportation services	$126,108,419	$156,978,666	24.5%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for Q1 2012 as compared to Q1 2011 was due to additional staff hired in the second quarter of 2011 related to a new statewide Wisconsin contract effective July 1, 2011, as well as the expansion of our existing business in New Jersey, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. In addition, we re-entered the State of Missouri on October 31, 2011 and hired staff for program implementations in Connecticut, Georgia, South Carolina, Texas and New York City which began operations at various times from January 2012 to May 2012. Payroll and related costs, as a percentage of NET Services revenue, increased from 10.0% for Q1 2011 to 10.9% for Q1 2012 as some of these new contracts are more labor intensive than our historical programs.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. In Q1 2012, we experienced higher utilization than that of Q1 2011 primarily due to warmer relative weather resulting in fewer cancellations of scheduled trips. Additionally, since Q1 2011, we have added a statewide contract in Wisconsin, completed the operations expansion into all counties in New Jersey as well as adding all of New Jersey’s managed care lives to the population we serve. Furthermore, we began a state wide contract in Missouri and are serving an additional population in the state of Connecticut. These factors resulted in an increase in purchased transportation costs for Q1 2012 as compared to Q1 2011. As a percentage of NET Services revenue, purchased services increased from approximately 76.4% for Q1 2011 to approximately 81.1% for Q1 2012.

Other operating expenses. Other operating expenses of our NET Services operating segment decreased for Q1 2012 as compared to Q1 2011 due primarily to Provado Insurance Services, Inc. (our licensed captive insurance subsidiary domiciled in the State of South Carolina), or Provado, not renewing its reinsurance agreement or assuming liabilities for insurance policies after February 15, 2011. Other operating expenses as a percentage of revenue decreased from 4.2% for Q1 2011 to 3.1% for Q1 2012 due to the decrease in expenses as well as greater administrative efficiencies from servicing additional contracts.

Stock compensation. Stock compensation expense of approximately $221,000 and $317,000 for Q1 2011 and Q1 2012, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan. Stock compensation expense of approximately $39,000 and $51,000 in Q1 2011 and Q1 2012, respectively, is attributable to performance restricted stock units granted to an executive officer during the first quarters of 2011 and 2012.

General and administrative expense.

Three months ended March 31,		Percent
2011	2012	change
$ 11,923,781	$ 12,738,775	6.8%

The increase in corporate administrative expenses for Q1 2012 as compared to Q1 2011 was primarily a result of an increase in rent and related charges of approximately $612,000 related to the ReDCo acquisition. Additionally, stock compensation increased approximately $249,000 in Q1 2012 as compared to Q1 2011 due to equity awards issued subsequent to Q1 2011 as well as additional expense related to performance restricted stock units. As a percentage of revenue, general and administrative expense decreased from 5.2% for Q1 2011 to 4.9% for Q1 2012.

Depreciation and amortization.

Three months ended March 31,		Percent
2011	2012	change
$ 3,249,078	$ 3,625,755	11.6%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for Q1 2011 and Q1 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $170.0 million at March 31, 2011 to $148.0 million at March 31, 2012, which was a significant factor contributing to the decrease in our interest expense for Q1 2012 as compared to Q1 2011. Additionally, in March 2011, our interest rate under our credit facility decreased from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt.

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

Interest income. Interest income for Q1 2011 and Q1 2012 was approximately $59,000 and $41,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for Q1 2011 and Q1 2012 was 41.0% and 35.7%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% in each period due primarily to state taxes. Additionally, our effective tax rate for the three months ended March 31, 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition.

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

Sources of cash for Q1 2012 were primarily from operations. Our balance of cash and cash equivalents was approximately $43.2 million at December 30, 2011 and $47.1 million at March 31, 2012. Approximately $6.8 million of cash was held by WCG International Ltd. (our foreign wholly-owned subsidiary), or WCG, at March 31, 2012. We had restricted cash of approximately $15.5 million and $14.2 million at December 31, 2011 and March 31, 2012, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At December 31, 2011 and March 31, 2012, our total debt was approximately $150.5 million and $148.0 million, respectively.

Cash flows

Operating activities. Net income of approximately $3.0 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $4.3 million was offset by the growth of our accounts receivable of approximately $8.3 million for Q1 2012. The growth of our accounts receivable during Q1 2012 was primarily attributable to our revenue growth.

The decrease in management fee receivable resulted in additional cash provided by operations of approximately $470,000. A net increase in accounts payable and accrued expenses resulted in cash provided by operating activities of approximately $592,000, while increases in deferred revenue resulted in cash provided by operating activities of approximately $1.2 million. An increase in accrued transportation costs, due to higher utilization, resulted in cash provided by operating activities of approximately $6.2 million. Reinsurance liability reserves related to our reinsurance programs decreased resulting in cash used in operating activities of approximately $1.8 million. Other long-term liabilities increased since December 31, 2011 due primarily to the cash receipt of approximately $3.4 million from British Columbia related to an arbitral award, however, in the event British Columbia prevails in its arguments during the appeal process, British Columbia will seek immediate repayment of the amount of the arbitral award. As a result of the foregoing, net cash flows from operating activities totaled approximately $9.2 million for Q1 2012.

Investing activities. Net cash used in investing activities totaled approximately $2.8 million for Q1 2012. We spent approximately $4.2 million, net, for property and equipment to support the growth of our operations. Changes in restricted cash, primarily related to cash restricted in relation to our auto liability program, resulted in cash provided by investing activities of approximately $1.6 million.

Financing activities. Net cash used in financing activities totaled approximately $2.5 million for Q1 2012, which resulted primarily from repayments on our term loan.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for Q1 2012 was an increase to cash of approximately $78,000.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at March 31, 2012 was 2.99%. Interest on the loans is payable at least once every three months in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. We were in compliance with all financial covenants as of March 31, 2012.

Borrowings under the revolving credit facility totaled $8.0 million as of March 31, 2012. Additionally, $25 million of the revolving credit facility may be allocated to collateralize certain letters of credit. As of March 31, 2012, there were three letters of credit in the amount of approximately $3.7 million collateralized under the revolving credit facility. At March 31, 2012, our available credit under the revolving credit facility was $28.3 million.

The terms of the Notes and the Credit Agreement are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading entitled “Liquidity and capital resources” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of March 31, 2012, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of March 31, 2012, 18 highly compensated employees participated in this plan.

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

Management agreements

We maintain management agreements with a number of not-for-profit social services organizations that require us to provide management and administrative services for each organization. In exchange for these services, we receive a management fee that is either based upon a percentage of the revenues of these organizations or a predetermined fee. The not-for-profit social services organizations managed by us that qualify under Section 501(c)(3) of the Internal Revenue Code, referred to as a 501(c)(3) entity, each maintain a board of directors, a majority of which are independent. All economic decisions by the board of any 501(c)(3) entity that affect us are made solely by the independent board members. We encourage each managed entity to obtain a third party fairness opinion regarding our management fee from an independent appraiser retained by the independent board members of the tax exempt organizations.

Management fees generated under our management agreements represented 1.5% and 1.1% of our revenue for Q1 2011 and Q1 2012, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2011 and March 31, 2012 totaled $3.5 million and $3.1 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of March 31, June 30, September 30 and December 31, 2011 and March 31, 2012:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
March 31, 2011	$1,019,158	$632,816	$642,159	$1,936,269	$1,727,185
June 30, 2011	$891,478	$585,124	$546,777	$1,376,551	$1,192,619
September 30, 2011	$1,040,141	$720,301	$520,413	$1,450,984	$107,100
December 31, 2011	$772,298	$441,360	$457,214	$1,766,067	$100,419
March 31, 2012	$962,069	$489,541	$502,887	$998,347	$114,322

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

Our days sales outstanding for our managed entities decreased from 102 days at December 31, 2011 to 91 days at March 31, 2012.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2012 was approximately $3.2 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $250,000 per occurrence with a $6.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at March 31, 2012 was approximately $4.7 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2012 was approximately $3.1 million. We recorded a corresponding receivable from third-party insurers and liability at March 31, 2012 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $9.9 million at December 31, 2011 and March 31, 2012, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at March 31, 2012 was approximately $3.8 million. Effective February 15, 2011, Provado did not renew its reinsurance agreement and will not assume liabilities for policies after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of March 31, 2012, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.6 million and $1.7 million as of December 31, 2011 and March 31, 2012, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05-Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. This ASU amends ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC by the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, the FASB issued ASU 2011-12-Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 or ASU 2011-12 in December 2011. ASU 2011-12 defers the effective date of the requirement of ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the Board reconsiders the operational concerns and needs of financial statement users. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-05 and ASU 2011-12 effective January 1, 2012. The adoption of ASU 2011-05 and ASU 2011-12 impacted the presentation of other comprehensive income as we previously presented the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

In September 2011, the FASB issued ASU 2011-08-Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We adopted ASU 2011-08 effective January 1, 2012. The adoption of ASU 2011-08 has not impacted our consolidated financial statements.

Pending Accounting Pronouncements

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

Interest rate and market risk

As of March 31, 2012, we had borrowings under our term loan of approximately $90.0 million and borrowings under our revolving line of credit of approximately $8.0 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 2.75% per annum as of March 31, 2012. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.0 million over the remaining term of the Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of approximately $50.0 million outstanding at March 31, 2012 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored social services and non-emergency transportation services to individuals and families pursuant to over 700 contracts as of March 31, 2012. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% and 80% of our revenue for the three months ended March 31, 2011 and 2012, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the three months ended March 31, 2012, we conducted a portion of our operations in Canada through WCG. At March 31, 2012, approximately $13.7 million, or 12.1%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (March 31, 2012) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2012.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed other than the risk factor set forth below. These changes should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K, as amended below, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and similar laws, and any determination that we violated any of these laws could have an adverse effect on our business.

Our operations outside the United States are subject to the U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, or FCPA. Generally, the FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2012:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
January 1, 2012 to January 31, 2012	—			—	537,500

Month 2:
February 1, 2012 to February 29, 2012	—			—	537,500

Month 3:
March 1, 2012 to March 31, 2012	7,437	(1)	$15.83	—	537,500

Total	7,437		$15.83	—	537,500

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.
(2)	Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of March 31, 2012, we spent approximately $10.9 million to purchase 462,500 shares of our common stock on the open market under this program. No repurchases have been made under this program since fiscal 2007.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101. INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 10, 2012	By:	/s/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101. INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.