Form 10-Q
period 2012-06-30
PROVIDENCE SERVICE CORP
filed 2012-08-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, there were outstanding 13,087,550 shares (excluding treasury shares of 634,878) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31, 2011	June 30, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,183,878	$50,179,358
Accounts receivable, net of allowance of $5.8 million for 2011 and $4.8 million for 2012	87,163,323	93,607,816
Management fee receivable	3,537,358	2,601,344
Other receivables	1,600,861	2,589,862
Restricted cash	4,654,177	3,623,129
Prepaid expenses and other	15,988,987	24,246,662
Deferred tax assets	1,964,814	0

Total current assets	158,093,398	176,848,171
Property and equipment, net	28,563,149	31,437,339
Goodwill	113,736,998	113,850,473
Intangible assets, net	59,473,774	55,732,843
Restricted cash, less current portion	10,882,318	10,953,015
Other assets	8,303,190	11,101,558

Total assets	$379,052,827	$399,923,399

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$10,000,000	$11,250,000
Accounts payable	4,461,250	6,236,353
Accrued expenses	30,654,217	29,850,441
Accrued transportation costs	47,656,568	58,969,220
Deferred revenue	2,193,997	3,882,424
Reinsurance liability reserve	11,920,771	14,660,276
Deferred tax liabilities	0	179,763

Total current liabilities	106,886,803	125,028,477

Long-term obligations, less current portion	140,493,000	134,243,000
Other long-term liabilities	9,740,159	13,203,171
Deferred tax liabilities	12,910,325	11,674,018

Total liabilities	270,030,287	284,148,666
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,621,951 and 13,700,578 issued and outstanding (including treasury shares)	13,622	13,701
Additional paid-in capital	176,172,365	178,690,064
Retained deficit	(61,561,392)	(57,101,763)
Accumulated other comprehensive loss, net of tax	(1,127,559)	(1,183,603)
Treasury shares, at cost, 623,576 and 634,878 shares	(11,435,033)	(11,604,203)

Total Providence stockholders’ equity	102,062,003	108,814,196
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	109,022,540	115,774,733

Total liabilities and stockholders’ equity	$379,052,827	$399,923,399

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Revenues:
Home and community based services	$81,336,156	$78,623,571	$158,580,443	$162,748,721
Foster care services	8,668,639	8,363,365	16,919,892	16,718,044
Management fees	3,335,063	3,113,519	6,680,003	6,109,051
Non-emergency transportation services	141,970,203	188,836,700	280,936,059	353,508,456

	235,310,061	278,937,155	463,116,397	539,084,272
Operating expenses:
Client service expense	77,405,425	76,527,318	150,219,339	156,737,943
Cost of non-emergency transportation services	132,227,368	180,639,027	258,335,787	337,617,693
General and administrative expense	12,413,172	13,791,288	24,336,953	26,530,063
Depreciation and amortization	3,328,498	3,609,911	6,577,576	7,235,666

Total operating expenses	225,374,463	274,567,544	439,469,655	528,121,365

Operating income	9,935,598	4,369,611	23,646,742	10,962,907

Other (income) expense:
Interest expense	2,330,469	1,909,241	6,062,300	3,816,056
Loss on extinguishment of debt	0	0	2,463,482	0
Gain on bargain purchase	(2,710,982)	0	(2,710,982)	0
Interest income	(48,663)	(42,560)	(108,026)	(84,039)

Income before income taxes	10,364,774	2,502,930	17,939,968	7,230,890

Provision for income taxes	2,798,887	1,084,892	5,904,820	2,771,261

Net income	$7,565,887	$1,418,038	$12,035,148	$4,459,629

Earnings per common share:
Basic	$0.57	$0.11	$0.91	$0.34

Diluted	$0.55	$0.11	$0.90	$0.33

Weighted-average number of common shares outstanding:
Basic	13,235,837	13,301,188	13,229,238	13,283,948
Diluted	14,821,295	13,417,966	14,910,276	13,411,300

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net income	$7,565,887	$1,418,038	$12,035,148	$4,459,629
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(54,441)	(335,085)	306,390	(56,044)

Comprehensive income	$7,511,446	$1,082,953	$12,341,538	$4,403,585

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2011	2012
Operating activities
Net income	$12,035,148	$4,459,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,721,540	3,441,939
Amortization	3,856,036	3,793,727
Amortization of deferred financing costs	954,917	567,090
Loss on extinguishment of debt	2,463,482	0
Gain on bargain purchase	(2,710,982)	0
Provision for doubtful accounts	1,533,837	626,407
Deferred income taxes	(123,480)	727,860
Stock based compensation	1,809,276	2,500,251
Excess tax benefit upon exercise of stock options	(2,840)	(48,192)
Other	383,829	(20,621)
Changes in operating assets and liabilities:
Accounts receivable	731,365	(9,916,126)
Management fee receivable	1,247,189	936,014
Other receivables	1,282,286	(989,178)
Restricted cash	(34,146)	(20,038)
Prepaid expenses and other	(7,609,655)	(9,243,760)
Reinsurance liability reserve	3,467,809	2,859,024
Accounts payable and accrued expenses	(640,312)	977,099
Accrued transportation costs	2,397,934	11,312,652
Deferred revenue	(2,127,539)	1,693,218
Other long-term liabilities	228,136	3,445,364

Net cash provided by operating activities	21,863,830	17,102,359
Investing activities
Purchase of property and equipment, net	(6,529,514)	(6,329,008)
Acquisition of businesses, net of cash acquired	(6,462,716)	(190,000)
Restricted cash for contract performance	1,425,657	980,389
Purchase of short-term investments, net	(58,076)	460,729

Net cash used in investing activities	(11,624,649)	(5,077,890)
Financing activities
Repurchase of common stock, for treasury	(51,066)	(169,170)
Proceeds from common stock issued pursuant to stock option exercise	33,110	221,730
Excess tax benefit upon exercise of stock options	2,840	48,192
Proceeds from long-term debt	110,000,000	0
Repayment of long-term debt	(124,779,771)	(5,000,000)
Debt financing costs	(2,606,371)	(28,463)
Capital lease payments	(7,505)	(17,316)

Net cash used in financing activities	(17,408,763)	(4,945,027)

Effect of exchange rate changes on cash	75,183	(83,962)

Net change in cash	(7,094,399)	6,995,480
Cash at beginning of period	61,260,661	43,183,878

Cash at end of period	$54,166,262	$50,179,358

Supplemental cash flow information:
Cash paid for interest	$4,975,801	$3,252,784

Cash paid for income taxes	$7,765,281	$5,747,841

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

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

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). The Social Services operating segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based counseling services and foster care services to at-risk families and children. The NET Services operating segment provides non-emergency transportation management services to Medicaid and Medicare beneficiaries. As of June 30, 2012, the Company operated in 43 states, the District of Columbia, United States, and British Columbia and Alberta, Canada.

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

In September 2011, the FASB issued ASU 2011-08-Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2011-08 effective January 1, 2012. The adoption of ASU 2011-08 has not impacted the consolidated financial statements.

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

2. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81% of the Company’s revenue for the six months ended June 30, 2011 and 2012. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the six months ended June 30, 2011 and 2012, the Company conducted a portion of its operations in Canada through WCG. The amount of the Company’s net assets located in Canada at December 31, 2011 and June 30, 2012 and the amount of the Company’s consolidated revenue generated from its Canadian operations for the six months ended June 30, 2011 and 2012 were as follows:

	December 31, 2011	Percent of Total Net Assets	June 30, 2012	Percent of Total Net Assets
Net assets located in Canada	$13,547,955	12.4%	$9,875,156	8.5%

	Six months ended June 30,
	2011	Percent of Revenue	2012	Percent of Revenue
Revenue from Canadian operations	$11,245,357	2.4%	$8,903,019	1.7%

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

3. Other Receivables and Other Assets

Other receivables and other assets consisted of the following:

	December 31, 2011		June 30, 2012
	Other Receivables	Other Assets	Other Receivables	Other Assets
Health insurance stop-loss receivable (a)	$0	$0	$553,860	$0
Insurance premiums receivable from third parties (b)	699,123	0	555,048	0
Workers’ compensation and general and professional liability expected losses in excess of the Company’s reinsurance program liability (c)	667,908	2,266,735	855,399	2,298,017
Deferred financing charges, net (d)	0	3,238,859	0	2,700,234
Long-term receivable	0	0	0	2,845,982
Other	233,830	2,797,596	625,555	3,257,325

Total	$1,600,861	$8,303,190	$2,589,862	$11,101,558

a)	Represents amounts receivable under a stop-loss umbrella policy with a third party health insurer.
b)	Represents insurance premiums receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries.
c)	The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
d)	Represents the unamortized balance of direct expenses capitalized in connection with the Company’s borrowing or establishment of credit facilities.

4. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31, 2011	June 30, 2012
Prepaid payroll	$2,569,954	$2,142,415
Prepaid insurance	3,805,410	8,056,800
Prepaid taxes	2,188,665	5,528,007
Prepaid bus tokens and passes	947,181	1,087,406
Prepaid maintenance agreements and copier leases	674,362	1,179,192
Interest receivable - certificates of deposit	1,123,040	662,311
Other	4,680,375	5,590,531

Total prepaid expenses and other	$15,988,987	$24,246,662

5. Long-Term Obligations

The Company’s long-term obligations consisted of the following:

	December 31, 2011	June 30, 2012
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the “Notes”)	$49,993,000	$49,993,000
$40,000,000 revolving loan, LIBOR plus 3.00% (effective rate of 3.25% at June 30, 2012) through March 2016	8,000,000	8,000,000
$100,000,000 term loan, LIBOR plus 3.00% with principal and interest payable at least once every three months through March 2016	92,500,000	87,500,000

	150,493,000	145,493,000
Less current portion	10,000,000	11,250,000

	$140,493,000	$134,243,000

The Company was in compliance with all financial covenants as of June 30, 2012.

The carrying amount of the long-term obligations approximated its fair value at December 31, 2011 and June 30, 2012. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

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

Corporate. Corporate includes corporate accounting and finance, information technology, external audit, tax compliance, business development, cost reporting compliance, internal audit, employee training, legal and various other overhead costs, all of which are directly allocated to the operating segments.

The basis of segmentation and measurement of segment profit or loss has not changed from that disclosed in the Company’s audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth certain financial information attributable to the Company’s business segments for the three and six months ended June 30, 2011 and 2012. In addition, none of the segments have significant non-cash items other than depreciation and amortization in operating income.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Revenues:
Social Services (a)	$93,339,858	$90,100,455	$182,180,338	$185,575,816
NET Services	141,970,203	188,836,700	280,936,059	353,508,456

Consolidated	$235,310,061	$278,937,155	$463,116,397	$539,084,272

Operating income:
Social Services	$4,309,530	$1,263,304	$9,237,875	$4,569,425
NET Services	5,626,068	3,106,307	14,408,867	6,393,482

Consolidated (b)	$9,935,598	$4,369,611	$23,646,742	$10,962,907

(a)	Excludes intersegment revenues of approximately $225,000 for the three and six months ended June 30, 2011, and approximately $180,000 for the three and six months ended June 30, 2012.
(b)	Corporate costs have been allocated to the Social Services and NET Services operating segments.

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

	For the six months ended June 30, 2012
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	1,910,143	$19.30
Granted	0	0
Exercised	(24,396)	9.09
Forfeited or expired	(87,131)	20.22

Outstanding at June 30, 2012	1,798,616	$19.39

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock:

	For the six months ended June 30, 2012
	Shares	Grant Date Fair Value
Non-vested balance at beginning of period	141,841	$15.28
Granted	232,927	15.25
Vested	(73,081)	15.40
Forfeited	(450)	15.50

Non-vested at June 30, 2012	301,237	$15.23

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

•	50% of each tranche of the PRSUs will be awarded if the Company achieves an ROE equal to or greater than 14% (“Threshold”), for the respective performance period; and,

•	100% of each tranche of the PRSUs will be awarded if the Company achieves an ROE equal to or greater than 18% (“Target”), for the respective performance period.

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

The Company applies a graded vesting expense methodology when accounting for the PRSUs and the fair value of the liability is remeasured at the end of each reporting period through the Settlement Date. Compensation expense associated with the PRSUs is based upon the closing market price of the Company’s common stock on the measurement date and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the Settlement Date. There was no compensation expense recorded by the Company for the six months ended June 30, 2012 related to the PRSUs discussed above. Compensation expense of approximately $472,000 and $354,000 was recorded for the six months ended June 30, 2011 and 2012, respectively, for the PRSUs granted in 2011.

9. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock and accumulated other comprehensive loss for the six months ended June 30, 2012:

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance at December 31, 2011	13,621,951	$13,622	$176,172,365	623,576	$(11,435,033)	$(1,127,559)
Stock-based compensation	0	0	2,500,251	0	0	0
Exercise of employee stock options, including net tax shortfall of $204,203	24,396	24	17,503	0	0	0
Restricted stock issued	54,231	55	(55)	11,302	(169,170)	0
Foreign currency translation adjustments	0	0	0	0	0	(56,044)

Balance at June 30, 2012	13,700,578	$13,701	$178,690,064	634,878	$(11,604,203)	$(1,183,603)

10. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Numerator:
Net income, basic	$7,565,887	$1,418,038	$12,035,148	$4,459,629
Effect of interest related to the convertible debt	657,146	0	1,392,647	0

Net income available to common stockholders, diluted	$8,223,033	$1,418,038	$13,427,795	$4,459,629

Denominator:
Denominator for basic earnings per share - weighted-average shares	13,235,837	13,301,188	13,229,238	13,283,948
Effect of dilutive securities:
Common stock options and restricted stock awards	85,560	116,778	91,719	127,352
Notes	1,499,898	0	1,589,319	0

Denominator for diluted earnings per share - adjusted weighted-average shares assumed conversion	14,821,295	13,417,966	14,910,276	13,411,300

Basic earnings per share	$0.57	$0.11	$0.91	$0.34

Diluted earnings per share	$0.55	$0.11	$0.90	$0.33

The effect of issuing 1,499,898 and 1,589,319 shares of common stock on an assumed conversion basis related to the Notes was included in the computation of diluted earnings per share for the three and six months ended June 30, 2011, respectively, as they have a dilutive effect. The effect of issuing 1,198,932 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012 as it would have been antidilutive. For the six months ended June 30, 2011 and 2012, employee stock options to purchase 1,003,090 and 1,466,461 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

11. Income Taxes

The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2012 was 43.3% and 38.3%, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2011 was 27.0% and 32.9%, respectively. For the three and six months ended June 30, 2012, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes as well as non-deductible stock option expense. Additionally, the Company’s effective tax rate for the six months ended June 30, 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition. The tax rate for the three and six months ended June 30, 2011 was favorably impacted by the gain on bargain purchase, recorded net of deferred taxes of approximately $1.4 million, which is not subject to income taxation.

12. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $878,000 and $1.0 million at December 31, 2011 and June 30, 2012, respectively.

13. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $126,000 for the six months ended June 30, 2011 and 2012. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2011 and June 30, 2012 were approximately $224,000 and $221,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease after the first 36 months of the lease term with a six month prior written notice. Certain members of Mr. Schwarz’s (the chief executive officer of a subsidiary wholly-owned by the Company) immediate family have partial ownership interest in McDowell. In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust. For the six months ended June 30, 2011 and 2012, the Company expensed approximately $199,000 and $210,000, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease totaled approximately $1.0 million at June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2011 and 2012 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2011. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q2 2012 and Q2 2011 mean the three months ended June 30, 2012 and the three months ended June 30, 2011, respectively. In addition, references to YTD 2012 and YTD 2011 mean the six months ended June 30, 2012 and the six months ended June 30, 2011, respectively.

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

We believe our business model enables us to be nimble in the face of uncertain market conditions. We are focused on legislative trends both at the federal and state levels as the federal government has enacted healthcare reform legislation. We believe that the passage of healthcare reform legislation in the first quarter of 2010 could accelerate the demand for our services when it takes effect. Moreover, we believe we will have enhanced opportunities going forward due to the recent U.S. Supreme Court decision providing for state led voluntary increases in Medicaid enrollment under the 2010 healthcare reform legislation where states may choose to opt into increased enrollment by accepting federal incentives designed to fund all of the enrollment expansion.

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

With respect to our non-emergency transportation management services segment, or NET Services, Q2 2012 consisted of multiple implementations throughout the country. We increased staff hiring and expansion efforts during Q2 2012 associated with bringing on one additional region in Georgia, which began April 1, 2012, and a second additional region in that state that began July 1, 2012, the Texas (Dallas) contract, which started in April 2012, and the first phase of the New York City contract, which began on May 1, 2012 (with the second phase commencing in August 2012). In addition, our Connecticut Medicaid contract was expanded to incorporate the entire covered population in the state and we added a couple of managed care contracts in New York.

As of June 30, 2012, we provided social services directly to approximately 53,000 clients, and had approximately 13.6 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from nearly 400 locations in 43 states, the District of Columbia, United States, and British Columbia and Alberta, Canada.

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

As of June 30, 2012, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of June 30, 2012. However, it is possible that a triggering event could occur by December 31, 2012 that would indicate a possible impairment of the intangible assets of one of our operating subsidiaries.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2011.

Results of operations

Segment reporting. Our financial operating results are organized and reviewed by our chief operating decision maker along our service lines in two reportable segments – Social Services and NET Services. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer as more fully described in our Form 10-K for the year ended December 31, 2011.

Consolidated Results. The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Revenues:
Home and community based services	34.6%	28.2%	34.2%	30.2%
Foster care services	3.7	3.0	3.7	3.1
Management fees	1.4	1.1	1.4	1.1
Non-emergency transportation services	60.3	67.7	60.7	65.6

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	32.9	27.4	32.4	29.1
Cost of non-emergency transportation services	56.2	64.8	55.8	62.6
General and administrative expense	5.3	4.9	5.3	4.9
Depreciation and amortization	1.4	1.3	1.4	1.4

Total operating expenses	95.8	98.4	94.9	98.0

Operating income	4.2	1.6	5.1	2.0

Non-operating expense:
Interest expense (income), net	1.0	0.7	1.3	0.7
Loss on extinguishment of debt	—	—	0.5	—
Gain on bargain purchase	(1.2)	—	(0.6)	—

Income before income taxes	4.4	0.9	3.9	1.3
Provision for income taxes	1.2	0.4	1.3	0.5

Net income	3.2%	.5%	2.6%	.8%

Overview of trends of our results of operations for YTD 2012

Our Social Services revenues for YTD 2012 as compared to YTD 2011 were favorably impacted by the additional revenue contributed by The ReDCo Group, Inc., or ReDCo, which we acquired in June 2011, continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets, and relatively stable rates overall. Partially offsetting increases in these revenues for YTD 2012 as compared to YTD 2011, was the impact of contract reductions and terminations and reforms such as managed care in certain of our markets where tighter controls over authorizations and referrals are being implemented in response to continuing state budget challenges.

We believe the trend away from the more expensive out of home providers in favor of home and community based delivery systems like ours will continue. In addition, we believe that our effective low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit social services organizations.

Our NET Services revenue for YTD 2012 as compared to YTD 2011 was favorably impacted by a new contract in Wisconsin effective July 1, 2011, the re-contracting of the Missouri program in November 2011, an expansion of our contracts in New Jersey, Connecticut, South Carolina and Georgia, a new contract in Texas that started in April 2012, phase one of a state administered New York City contract, that started in May 2012, as well as the continued expansion of our California ambulance commercial and managed care lines of business. We incurred additional operating and implementation costs related to these market expansions including staffing, training, travel and communication costs and will continue to incur these implementation costs as we continue to operationalize additional New York City phases through the rest of the year. In addition, we experienced higher utilization in YTD 2012 as compared to YTD 2011 due to the impact of an unusually mild winter in certain of our markets, which resulted in higher transportation costs for YTD 2012. While we expect margins to improve as start-up costs will be lower for the remainder of 2012, utilization may continue to increase throughout 2012, which could unfavorably impact the results of our operations for the year.

Q2 2012 compared to Q2 2011

Revenues

	Three Months Ended June 30,		Percent change
	2011	2012
Home and community based services	$81,336,156	$78,623,571	-3.3%
Foster care services	8,668,639	8,363,365	-3.5%
Management fees	3,335,063	3,113,519	-6.6%
Non-emergency transportation services	141,970,203	188,836,700	33.0%

Total revenues	$235,310,061	$278,937,155	18.5%

Home and community based services. Contract amount reductions in Arizona, contract terminations in Texas and Canada and reforms in managed care in certain regional markets led to a decrease in home and community based services revenue for Q2 2012 as compared to Q2 2011. The decrease in revenue was partially offset by additional revenue related to the acquisition of ReDCo in June 2011, increased census in certain locations and the impact of new programs being implemented in various markets.

Foster care services. Our foster care services revenue decreased from Q2 2011 to Q2 2012 primarily as a result of a new per diem rate structure implemented in Indiana in January 2012, which reduced payments for foster care services in that state as well as a decrease in foster care services provided in Arizona. This decrease, however, was partially offset by increased foster care services provided in Tennessee as we continue to build our foster care program in that state.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements decreased in Q2 2012 as compared to Q2 2011 primarily due to our acquisition of ReDCo, with whom we previously had a management services agreement. The acquisition of ReDCo resulted in a reduction of management fees of approximately $304,000 in Q2 2012.

Non-emergency transportation services. The increase in NET Services revenue was favorably impacted by the following:

•	a new contract in Wisconsin effective July 1, 2011;

•	re-contracting of the Missouri program in November 2011;

•	geographical expansion in New Jersey;

•	expansion of our regional Connecticut contract to a statewide contract;

•	re-award of the two additional South Carolina regions;

•	the award of an additional region in Georgia;

•	a new contract in Texas starting in April 2012;

•	phase one of a state administered New York City contract which began in May 2012; and

•	continued expansion of our California ambulance commercial and managed care lines of business.

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

Operating expenses

Client service expense. Client service expense included the following for Q2 2011 and Q2 2012:

	Three months ended June 30,		Percent change
	2011	2012
Payroll and related costs	$55,211,402	$57,400,232	4.0%
Purchased services	8,489,269	6,575,356	-22.5%
Other operating expenses	13,528,646	12,348,635	-8.7%
Stock compensation	176,108	203,095	15.3%

Total client service expense	$77,405,425	$76,527,318	-1.1%

Payroll and related costs. Our payroll and related costs increased from Q2 2011 to Q2 2012 because we added over 600 new employees in connection with the acquisition of ReDCo, which resulted in an increase in payroll and related costs of approximately $4.4 million for Q2 2012 as compared to Q2 2011. In addition, we experienced increased healthcare claims activity under our self-funded employee health plan, which resulted in increased expense of approximately $587,000 for Q2 2012 as compared to Q2 2011. These increases were partially offset by decreased payroll and related costs in Texas and Canada as a result of contract terminations. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 59.2% for Q2 2011 to 63.7% for Q2 2012 primarily due to the impact of higher payroll and related costs of ReDCo relative to its revenue contribution.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Included in Q2 2012 were decreased costs resulting from contract terminations in Canada of approximately $1.3 million, other support services of approximately $157,000 and foster parent payments of approximately $470,000, as compared to Q2 2011. Purchased services, as a percentage of revenue, excluding NET Services revenue, decreased from 9.1% for Q2 2011 to 7.3% for Q2 2012 due to the impact of nominal additional purchased services expense incurred by ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. Other operating expenses decreased as a result of costs associated with Texas and Canada operations decreasing due to contract terminations. These decreases were partially offset by the acquisition of ReDCo which added approximately $737,000 to other operating expenses for Q2 2012 as compared to Q2 2011. As a result, other operating expenses, as a percentage of revenue, excluding NET Services revenue, decreased from 14.5% for Q2 2011 to 13.7% for Q2 2012.

Stock compensation. Stock compensation expense primarily consisted of approximately $143,000 and $203,000 for Q2 2011 and Q2 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan.

Cost of non-emergency transportation services.

	Three months ended June 30,		Percent Change
	2011	2012
Payroll and related costs	$13,962,856	$19,356,926	38.6%
Purchased services	112,150,642	154,992,030	38.2%
Other operating expenses	5,786,875	5,902,240	2.0%
Stock compensation	326,995	387,831	18.6%

Total cost of non-emergency transportation services	$132,227,368	$180,639,027	36.6%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for Q2 2012 as compared to Q2 2011 was due to additional staff hired for the statewide Wisconsin contract effective July 1, 2011, as well as all other new contracts and contract expansions in New Jersey, Georgia, Connecticut, Texas and New York, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. In addition, we re-entered the State of Missouri on October 31, 2011 and expanded in South Carolina in February 2012. We continue to provide implementation efforts for the additional phases set to go live in New York for the remainder of the year, as well as additional managed care organization implementations. Payroll and related costs, as a percentage of NET Services revenue, increased from 9.8% for Q2 2011 to 10.3% for Q2 2012 as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. Since Q2 2011, we have added numerous regional and statewide contracts starting July 1, 2011 through June 30, 2012. These factors resulted in an increase in purchased transportation costs for Q2 2012 as compared to Q2 2011. As a percentage of NET Services revenue, purchased services increased from approximately 79.0% for Q2 2011 to approximately 82.1% for Q2 2012 as a result of higher utilization rates from new contracts as well as increased utilization within our expanded contracts primarily related to school based programs serviced during Q2 2012.

Other operating expenses. Other operating expenses of our NET Services operating segment increased for Q2 2012 as compared to Q2 2011 due primarily to increased telecommunication expenses to support new contracts and expanded markets as well as an increase in business taxes. These increases were partially offset by a decrease in our claims expenses associated with Provado Insurance Services, Inc. (our licensed captive insurance subsidiary domiciled in the State of South Carolina), or Provado, which did not renew its reinsurance agreement or assume liabilities for insurance policies after February 15, 2011. Other operating expenses as a percentage of revenue decreased from 4.1% for Q2 2011 to 3.1% for Q2 2012 as a result of these primary factors.

Stock compensation. Stock compensation expense primarily consisted of approximately $300,000 and $389,000 for Q2 2011 and Q2 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Three months ended June 30,		Percent
2011	2012	change
$12,413,172	$13,791,288	11.1%

The increase in corporate administrative expenses for Q2 2012 as compared to Q2 2011 was primarily a result of an increase of approximately $880,000 in rent and related charges, of which approximately $359,000 related to the ReDCo acquisition. Additionally, stock compensation expense related to restricted stock awards increased from Q2 2011 to Q2 2012 due primarily to the accelerated vesting of restricted stock grants due to the passing of a company director. Corporate administrative costs also included expenses of approximately $519,000 related to our consideration of strategic alternatives, which resulted in increased expense for Q2 2012 as compared to Q2 2011. As a percentage of revenue, general and administrative expense decreased from 5.3% for Q2 2011 to 4.9% for Q2 2012.

Depreciation and amortization.

Three months ended June 30,		Percent
2011	2012	change
$3,328,498	$3,609,911	8.5%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for Q2 2011 and 1.3% for Q2 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $167.5 million at June 30, 2011 to $145.5 million at June 30, 2012, which was a significant factor contributing to the decrease in our interest expense for Q2 2012 as compared to Q2 2011.

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

Interest income. Interest income for Q2 2011 and Q2 2012 was approximately $49,000 and $43,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for Q2 2011 and Q2 2012 was 27.0% and 43.3%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q2 2012 due primarily to state taxes as well as non-deductible stock option expense. The tax rate for Q2 2011 was favorably impacted by the gain on bargain purchase, recorded net of deferred taxes of approximately $1.4 million, which was not subject to income taxation.

YTD 2012 compared to YTD 2011

Revenues

	Six Months Ended June 30,		Percent change
	2011	2012
Home and community based services	$158,580,443	$162,748,721	2.6%
Foster care services	16,919,892	16,718,044	-1.2%
Management fees	6,680,003	6,109,051	-8.5%
Non-emergency transportation services	280,936,059	353,508,456	25.8%

Total revenues	$463,116,397	$539,084,272	16.4%

Home and community based services. The acquisition of ReDCo in June 2011 added approximately $14.0 million to home and community based services revenue for YTD 2012 as compared to YTD 2011. Additionally, our YTD 2012 revenues were favorably impacted by increased census in certain locations as well as new programs being implemented in various markets. This increase in revenue was partially offset by the impact of the reduction of contract amounts in Arizona, contract terminations in Texas and Canada and reforms in managed care in certain regions.

Foster care services. Our foster care services revenue decreased from YTD 2011 to YTD 2012 primarily as a result of a new per diem rate structure implemented in Indiana in January 2012, which reduced payments for foster care services in that state as well as a decrease in foster care services provided in Arizona. This decrease, however, was partially offset by increased foster care services provided in Tennessee as we continue to build our foster care program in that state.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements decreased in YTD 2012 as compared to YTD 2011 primarily due to our acquisition of ReDCo, with whom we previously had a management services agreement. The acquisition of ReDCo resulted in a reduction of management fees of approximately $761,000 in YTD 2012.

Non-emergency transportation services. The increase in NET Services revenue was favorably impacted by the following:

•	a new contract in Wisconsin effective July 1, 2011;

•	re-contracting of the Missouri program in November 2011;

•	geographical expansion and positive rate adjustment of our contracts in New Jersey;

•	expansion of our regional Connecticut contract to a statewide contract;

•	re-award of the two additional South Carolina regions in February 2012;

•	the award of an additional region in Georgia;

•	a new contract in Texas starting in April 2012;

•	phase one of a state administered New York City contract which began in May 2012; and

•	continued expansion of our California ambulance commercial and managed care lines of business.

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

Operating expenses

Client service expense. Client service expense included the following for YTD 2011 and YTD 2012:

	Six months ended June 30,		Percent change
	2011	2012
Payroll and related costs	$108,722,645	$117,713,192	8.3%
Purchased services	17,004,314	14,310,172	-15.8%
Other operating expenses	24,141,580	24,254,712	0.5%
Stock compensation	350,800	459,867	31.1%

Total client service expense	$150,219,339	$156,737,943	4.3%

Payroll and related costs. Our payroll and related costs increased from YTD 2011 to YTD 2012 because we added over 600 new employees in connection with the acquisition of ReDCo, which resulted in an increase in payroll and related costs of approximately $10.7 million for YTD 2012 as compared to YTD

2011. In addition, we experienced increased healthcare claims activity under our self-funded employee health plan, which resulted in increased expense of approximately $847,000 for YTD 2012 as compared to YTD 2011. These increases were partially offset by decreased payroll and related costs in Texas and Canada as a result of contract terminations. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 59.7% for YTD 2011 to 63.4% for YTD 2012 primarily due to the impact of higher payroll and related costs of ReDCo relative to its revenue contribution.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Included in YTD 2012 were decreased costs resulting from contract terminations in Canada of approximately $1.4 million, other support services of approximately $496,000 and decreased foster parent payments of approximately $801,000, as compared to YTD 2011. Purchased services, as a percentage of revenue, excluding NET Services revenue, decreased from 9.3% for YTD 2011 to 7.7% for YTD 2012 due to the impact of nominal additional purchased services expense incurred by ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. The acquisition of ReDCo added approximately $2.0 million to other operating expenses for YTD 2012 as compared to YTD 2011, which was partially offset by decreased costs associated with Texas and Canada operations due to contract terminations. As a result, other operating expenses, as a percentage of revenue, excluding NET Services revenue, decreased from 13.3% for YTD 2011 to 13.1% for YTD 2012.

Stock compensation. Stock compensation expense primarily consisted of approximately $269,000 and $398,000 for YTD 2011 and YTD 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan.

Cost of non-emergency transportation services.

	Six months ended June 30,		Percent Change
	2011	2012
Payroll and related costs	$27,790,257	$37,372,977	34.5%
Purchased services	218,358,984	288,464,208	32.1%
Other operating expenses	11,598,795	11,024,195	-5.0%
Stock compensation	587,751	756,313	28.7%

Total cost of non-emergency transportation services	$258,335,787	$337,617,693	30.7%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for YTD 2012 as compared to YTD 2011 was due to additional staff hired in the second quarter of 2011 related to a new statewide Wisconsin contract effective July 1, 2011, as well as the expansion of our existing business in New Jersey, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. In addition, we re-entered the State of Missouri on October 31, 2011 and hired staff for program implementations in Connecticut, Georgia, South Carolina, Texas and New York City which began operations at various times from January 2012 to May 2012. Payroll and related costs, as a percentage of NET Services revenue, increased from 9.9% for YTD 2011 to 10.6% for YTD 2012 as some of these new contracts are more labor intensive than our historical programs.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. In YTD 2012, we experienced higher utilization than in YTD 2011 primarily due to relatively warmer weather resulting in fewer cancellations of scheduled trips. Additionally, since YTD 2011, we have added a statewide contract in Wisconsin, completed the operations expansion into all counties in New Jersey as well as adding all of New Jersey’s managed care lives to the population we serve. Furthermore, we began a state-wide contract in Missouri and are serving an additional population in the state of Connecticut. These factors resulted in an increase in purchased transportation costs for YTD 2012 as compared to YTD 2011. As a percentage of NET Services revenue, purchased services increased from approximately 77.7% for YTD 2011 to approximately 81.6% for YTD 2012 as a result of higher utilization rates from new contracts as well as increased utilization within our expanded contracts.

Other operating expenses. Other operating expenses of our NET Services operating segment decreased for YTD 2012 as compared to YTD 2011 due primarily to a decrease in claims expense related to Provado, which did not renew its reinsurance agreement or assume liabilities for insurance policies after February 15, 2011. This decrease was partially offset by increases in our telecommunications expenses to support new contracts and expansions, as well as increases in other implementation related costs. Other operating expenses as a percentage of revenue decreased from 4.1% for YTD 2011 to 3.1% for YTD 2012 as a result of these factors.

Stock compensation. Stock compensation expense primarily consisted of approximately $521,000 and $706,000 for YTD 2011 and YTD 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Six months ended June 30,		Percent change
2011	2012
$24,336,953	$26,530,063	9.0%

The increase in corporate administrative expenses for YTD 2012 as compared to YTD 2011 was primarily a result of an increase of approximately $1.7 million in rent and related charges, of which approximately $971,000 related to the ReDCo acquisition. Additionally, stock compensation expense related to restricted stock awards increased from Q2 2011 to Q2 2012 due primarily to the accelerated vesting of restricted stock grants due to the death of a company director. Corporate administrative costs also included expenses of approximately $591,000 related to our consideration of strategic alternatives, which resulted in increased expense for YTD 2012 as compared to YTD 2011. As a percentage of revenue, general and administrative expense decreased from 5.3% for YTD 2011 to 4.9% for YTD 2012.

Depreciation and amortization.

Six months ended June 30,		Percent change
2011	2012
$6,577,576	$7,235,666	10.0%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for YTD 2011 and YTD 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $167.5 million at June 30, 2011 to $145.5 million at June 30, 2012, which was a significant factor contributing to the decrease in our interest expense for YTD 2012 as compared to YTD 2011. Additionally, in March 2011, our interest rate under our credit facility decreased from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt.

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

Interest income. Interest income for YTD 2011 and YTD 2012 was approximately $108,000 and $84,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for YTD 2011 and YTD 2012 was 32.9% and 38.3%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for YTD 2012 due primarily to state taxes as well as non-deductible stock option expense. Additionally, our effective tax rate for YTD 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition. The tax rate for YTD 2011 was favorably impacted by the gain on bargain purchase, recorded net of deferred taxes of approximately $1.4 million, which was not subject to income taxation.

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

Sources of cash for YTD 2012 were primarily from operations. Our balance of cash and cash equivalents was approximately $43.2 million at December 30, 2011 and $50.2 million at June 30, 2012. Approximately $3.3 million of cash was held by WCG International Ltd. (our foreign wholly-owned subsidiary), or WCG, at June 30, 2012. We had restricted cash of approximately $15.5 million and $14.6 million at December 31, 2011 and June 30, 2012, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At December 31, 2011 and June 30, 2012, our total debt was approximately $150.5 million and $145.5 million, respectively.

Cash flows

Operating activities. Net income of approximately $4.5 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $11.6 million was partially offset by the growth of our accounts receivable of approximately $9.9 million for YTD 2012. The growth of our accounts receivable during YTD 2012 was primarily attributable to our revenue growth.

The decrease in management fee receivable resulted in additional cash provided by operations of approximately $936,000. A net increase in accounts payable and accrued expenses resulted in cash provided by operating activities of approximately $977,000, while increases in deferred revenue resulted in cash provided by operating activities of approximately $1.7 million. An increase in accrued transportation costs, due to growth of our non-emergency transportation services costs, resulted in cash provided by operating activities of approximately $11.3 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $2.9 million. Other long-term liabilities increased since December 31, 2011 due primarily to the cash receipt of approximately $3.3 million from British Columbia related to an arbitral award, however, in the event British Columbia prevails in its arguments during the appeal process, British Columbia will seek immediate repayment of the amount of the arbitral award. Additionally, an increase in other receivables, partially due to a stop loss receivable related to our self-funded health insurance program, resulted in cash used in operating activities of approximately $989,000, while an increase in our prepaid expenses and other assets resulted in cash used in operating activities of approximately $9.2 million. The increase in prepaid expenses and other assets was primarily attributable to an increase in prepaid insurance, as we renewed our insurance contracts during Q2 2012, and estimated tax payments we made during 2012. As a result of the foregoing, net cash flows from operating activities totaled approximately $17.1 million for YTD 2012.

Investing activities. Net cash used in investing activities totaled approximately $5.1 million for YTD 2012. We spent approximately $6.3 million, net, for property and equipment to support the growth of our operations. Changes in restricted cash, primarily related to cash restricted in relation to our auto liability program, resulted in cash provided by investing activities of approximately $980,000.

Financing activities. Net cash used in financing activities totaled approximately $4.9 million for YTD 2012, which resulted primarily from repayments on our term loan.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for YTD 2012 was a decrease to cash of approximately $84,000.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at June 30, 2012 was 3.25%. Interest on the loans is payable at least once every three months in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. We were in compliance with all financial covenants as of June 30, 2012.

Borrowings under the revolving credit facility totaled $8.0 million as of June 30, 2012. Additionally, $25 million of the revolving credit facility may be allocated to collateralize certain letters of credit. As of June 30, 2012, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At June 30, 2012, our available credit under the revolving credit facility was $25.3 million.

The terms of the Notes and the Credit Agreement are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading entitled “Liquidity and capital resources” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of June 30, 2012, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of June 30, 2012, 18 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 1.4% and 1.1% of our revenue for YTD 2011 and YTD 2012, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2011 and June 30, 2012 totaled $3.5 million and $2.6 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of June 30, September 30 and December 31, 2011 and March 31 and June 30, 2012:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
June 30, 2011	$891,478	$585,124	$546,777	$1,376,551	$1,192,619
September 30, 2011	$1,040,141	$720,301	$520,413	$1,450,984	$107,100
December 31, 2011	$772,298	$441,360	$457,214	$1,766,067	$100,419
March 31, 2012	$962,069	$489,541	$502,887	$998,347	$114,322
June 30, 2012	$989,679	$521,250	$506,583	$458,148	$125,684

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

Our days sales outstanding for our managed entities decreased from 102 days at December 31, 2011 to 78 days at June 30, 2012.

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

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2012 was approximately $3.4 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $350,000 per occurrence with an $8.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at June 30, 2012 was approximately $4.6 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at June 30, 2012 was approximately $3.2 million. We recorded a corresponding receivable from third-party insurers and liability at June 30, 2012 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $9.9 million and $10.7 million at December 31, 2011 and June 30, 2012, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at June 30, 2012 was approximately $3.6 million. Effective February 15, 2011, Provado did not renew its reinsurance agreement and will not assume liabilities for policies after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

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

Providence Liability Insurance Coverages

During the Q2 2012, we increased our reinsurance of a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $350,000 per occurrence, from $250,000 per occurrence, and increased the annual policy aggregate limit from $6.0 million to $8.0 million. The table below summarizes our liability insurance programs as of June 30, 2012.

Coverage Type	Coverage Limit	Reinsurance

Automobile	$2,000,000	—
Crime	$5,000,000	—
Director & Officer Liability	$20,000,000	—
Employed Lawyers	$1,000,000	—
Employment Practices Liability	$5,000,000	—
Network Security and Privacy	$5,000,000	—
General & Professional Liability	$1,000,000 per loss; $5,000,000 aggregate	Fully reinsured by SPCIC
Umbrella	$25,000,000 in excess of general and professional liability and auto liability	—
Workers’ Compensation	Statutory amounts	Reinsured by SPCIC up to $350,000 per claim with a $8,000,000 aggregated limit

While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud or punitive damages, could adversely affect our cash flow and financial condition.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of June 30, 2012, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $200,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.6 million and $2.0 million as of December 31, 2011 and June 30, 2012, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

In September 2011, the FASB issued ASU 2011-08-Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We adopted ASU 2011-08 effective January 1, 2012. The adoption of ASU 2011-08 has not impacted our consolidated financial statements.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and quarterly report on Form 10-Q for the quarter ended March 31, 2012. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Interest rate and market risk

As of June 30, 2012, we had borrowings under our term loan of approximately $87.5 million and borrowings under our revolving line of credit of approximately $8.0 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 3.00% per annum as of June 30, 2012. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $2.7 million over the remaining term of the Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of approximately $50.0 million outstanding at June 30, 2012 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored social services and non-emergency transportation services to individuals and families pursuant to over 600 contracts as of June 30, 2012. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% of our revenue for the six months ended June 30, 2011 and 2012. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the six months ended June 30, 2012, we conducted a portion of our operations in Canada through WCG. At June 30, 2012, approximately $9.9 million, or 8.5%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (June 30, 2012) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2012.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and quarterly report on Form 10-Q for the quarter ended March 31, 2012, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2012:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
April 1, 2012 to April 30, 2012	—			—	537,500

Month 2:
May 1, 2012 to May 31, 2012	3,865	(1)	$13.31	—	537,500

Month 3:
June 1, 2012 to June 30, 2012	—			—	537,500

Total	3,865		$13.31	—	537,500

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.
(2)	Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of June 30, 2012, we spent approximately $10.9 million to purchase 462,500 shares of our common stock on the open market under this program. No repurchases have been made under this program since calendar year 2007.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101. INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

101.DEF(1)	XBRL Definition Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 9, 2012	By:	/S/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/S/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101. INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

101.DEF(1)	XBRL Definition Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.