Form 10-Q
period 2012-09-30
PROVIDENCE SERVICE CORP
filed 2012-11-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were outstanding 12,797,423 shares (excluding treasury shares of 928,478) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2011	2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,183,878	$63,757,209
Accounts receivable, net of allowance of $5.8 million in 2011 and $3.7 million in 2012	87,163,323	93,242,787
Management fee receivable	3,537,358	2,688,573
Other receivables	1,600,861	2,110,340
Restricted cash	4,654,177	3,300,366
Prepaid expenses and other	15,988,987	18,516,673
Deferred tax assets	1,964,814	345,030

Total current assets	158,093,398	183,960,978
Property and equipment, net	28,563,149	30,582,056
Goodwill	113,736,998	113,946,788
Intangible assets, net	59,473,774	51,468,065
Restricted cash, less current portion	10,882,318	10,953,143
Other assets	8,303,190	11,009,481

Total assets	$379,052,827	$401,920,511

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$10,000,000	$12,500,000
Accounts payable	4,461,250	3,779,961
Accrued expenses	30,654,217	34,401,581
Accrued transportation costs	47,656,568	64,557,433
Deferred revenue	2,193,997	5,832,578
Reinsurance liability reserve	11,920,771	13,100,791

Total current liabilities	106,886,803	134,172,344

Long-term obligations, less current portion	140,493,000	128,000,000
Other long-term liabilities	9,740,159	13,724,328
Deferred tax liabilities	12,910,325	11,082,415

Total liabilities	270,030,287	286,979,087
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,621,951 and 13,725,901 issued and outstanding (including treasury shares)	13,622	13,726
Additional paid-in capital	176,172,365	179,792,690
Retained deficit	(61,561,392)	(55,944,094)
Accumulated other comprehensive loss, net of tax	(1,127,559)	(787,969)
Treasury shares, at cost, 623,576 and 928,478 shares	(11,435,033)	(15,093,466)

Total Providence stockholders’ equity	102,062,003	107,980,887
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	109,022,540	114,941,424

Total liabilities and stockholders’ equity	$379,052,827	$401,920,511

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenues:
Home and community based services	$77,679,065	$72,258,697	$236,259,508	$235,007,418
Foster care services	8,598,022	8,394,474	25,517,914	25,112,518
Management fees	3,228,629	3,296,939	9,908,632	9,405,990
Non-emergency transportation services	146,046,427	196,335,247	426,982,486	549,843,703

	235,552,143	280,285,357	698,668,540	819,369,629
Operating expenses:
Client service expense	75,970,221	73,461,589	226,189,560	230,199,532
Cost of non-emergency transportation services	137,550,943	183,248,442	395,886,730	520,866,135
General and administrative expense	12,690,227	12,069,107	37,027,180	38,599,170
Asset impairment charge	0	2,506,545	0	2,506,545
Depreciation and amortization	3,401,914	4,017,901	9,979,490	11,253,567

Total operating expenses	229,613,305	275,303,584	669,082,960	803,424,949

Operating income	5,938,838	4,981,773	29,585,580	15,944,680

Other (income) expense:
Interest expense	2,203,929	1,989,799	8,266,229	5,805,855
Loss on extinguishment of debt	0	0	2,463,482	0
Gain on bargain purchase	0	0	(2,710,982)	0
Interest income	(52,985)	(24,938)	(161,011)	(108,977)

Income before income taxes	3,787,894	3,016,912	21,727,862	10,247,802
Provision for income taxes	1,836,940	1,859,243	7,741,760	4,630,504

Net income	$1,950,954	$1,157,669	$13,986,102	5,617,298

Earnings per common share:
Basic	$0.15	$0.09	$1.06	$0.42

Diluted	$0.15	$0.09	$1.05	$0.42

Weighted-average number of common shares outstanding:
Basic	13,255,367	13,263,826	13,238,043	13,277,191
Diluted	13,307,177	13,342,614	13,316,459	13,388,355

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Net income	$1,950,954	$1,157,669	$13,986,102	$5,617,298
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(683,531)	395,634	(377,141)	339,590

Comprehensive income	$1,267,423	$1,553,303	$13,608,961	$5,956,888

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2011	2012
Operating activities
Net income	$13,986,102	$5,617,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,200,554	5,578,109
Amortization	5,778,936	5,675,458
Amortization of deferred financing costs	1,400,769	865,498
Loss on extinguishment of debt	2,463,482	0
Gain on bargain purchase	(2,710,982)	0
Provision for doubtful accounts	2,377,654	1,418,343
Deferred income taxes	(428,884)	(419,894)
Stock based compensation	2,732,881	3,586,259
Excess tax benefit upon exercise of stock options	(2,840)	(60,229)
Asset impairment charge	0	2,506,545
Other	704,961	(32,743)
Changes in operating assets and liabilities:
Accounts receivable	(2,423,005)	(10,304,480)
Management fee receivable	2,000,798	848,785
Other receivables	1,940,943	(509,211)
Restricted cash	(183,074)	13,864
Prepaid expenses and other	(3,194,338)	(3,555,857)
Reinsurance liability reserve	608,944	1,773,224
Accounts payable and accrued expenses	(96,495)	3,040,191
Accrued transportation costs	5,330,645	16,900,865
Deferred revenue	(2,758,352)	3,639,242
Other long-term liabilities	193,352	3,356,107

Net cash provided by operating activities	31,922,051	39,937,374
Investing activities
Purchase of property and equipment, net	(8,675,354)	(7,564,598)
Acquisition of businesses, net of cash acquired	(5,278,964)	(190,000)
Restricted cash for contract performance	1,435,942	1,269,123
Purchase of short-term investments, net	(85,818)	452,328

Net cash used in investing activities	(12,604,194)	(6,033,147)
Financing activities
Repurchase of common stock, for treasury	(51,066)	(3,658,433)
Proceeds from common stock issued pursuant to stock option exercise	33,110	257,956
Excess tax benefit upon exercise of stock options	2,840	60,229
Proceeds from long-term debt	115,000,000	0
Repayment of long-term debt	(144,310,771)	(9,993,000)
Debt financing costs	(2,651,499)	(53,378)
Capital lease payments	(11,378)	(20,068)

Net cash used in financing activities	(31,988,764)	(13,406,694)

Effect of exchange rate changes on cash	(84,161)	75,798

Net change in cash	(12,755,068)	20,573,331
Cash at beginning of period	61,260,661	43,183,878

Cash at end of period	$48,505,593	$63,757,209

Supplemental cash flow information:
Cash paid for interest	$5,979,588	$4,133,160

Cash paid for income taxes	$9,611,528	$6,166,957

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). The Social Services operating segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based services and foster care services to at-risk families and children. The NET Services operating segment provides non-emergency transportation management services to Medicaid and Medicare beneficiaries. As of September 30, 2012, the Company operated in 41 states, the District of Columbia, United States, and British Columbia and Alberta, Canada.

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

2. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81% of the Company’s revenue for the nine months ended September 30, 2011 and 2012. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the nine months ended September 30, 2011 and 2012, the Company conducted a portion of its operations in Canada through WCG. The amount of the Company’s net assets located in Canada at December 31, 2011 and September 30, 2012 and the amount of the Company’s consolidated revenue generated from its Canadian operations for the nine months ended September 30, 2011 and 2012 were as follows:

		Percent of		Percent of
	December 31,	Total	September 30,	Total
	2011	Net Assets	2012	Net Assets
Net assets located in Canada	$13,547,955	12.4%	$8,391,907	7.3%

	Nine months ended September 30,
		Percent of		Percent of
	2011	Revenue	2012	Revenue
Revenue from Canadian operations	$17,149,921	2.5%	$11,360,098	1.4%

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

3. Other Receivables and Other Assets

Other receivables and other assets consisted of the following:

	December 31,		September 30,
	2011		2012
	Other Receivables	Other Assets	Other Receivables	Other Assets
Health insurance stop-loss receivable (a)	$0	$0	$418,663	$0
Insurance premiums receivable from third parties (b)	699,123	0	568,870	0
Workers’ compensation and general and professional liability expected losses in excess of the Company’s reinsurance program liability (c)	667,908	2,266,735	849,135	2,340,273
Deferred financing charges, net (d)	0	3,238,859	0	2,426,740
Long-term receivable - WCG	0	0	0	2,965,306
Other	233,830	2,797,596	273,672	3,277,162

Total	$1,600,861	$8,303,190	$2,110,340	$11,009,481

a)	Represents amounts receivable under a stop-loss umbrella policy with a third party health insurer.
b)	Represents insurance premiums receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries.
c)	The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
d)	Represents the unamortized balance of direct expenses capitalized in connection with the Company’s borrowing or establishment of credit facilities.

4. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31,	September 30,
	2011	2012
Prepaid payroll	$2,569,954	$2,295,789
Prepaid insurance	3,805,410	6,152,867
Prepaid taxes	2,188,665	2,109,331
Prepaid bus tokens and passes	947,181	1,206,816
Prepaid maintenance agreements and copier leases	674,362	954,674
Interest receivable - certificates of deposit	1,123,040	670,713
Other	4,680,375	5,126,483

Total prepaid expenses and other	$15,988,987	$18,516,673

5. Goodwill and Intangibles

In accordance with ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”), the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the three months ended September 30, 2012, WCG continued to experience a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia, which began in early 2012. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it enjoyed prior to the reorganization. The impact of this service delivery system reorganization was not fully realized until the conclusion of the transition to the new system in the third quarter of 2012 and contributed to a decrease in the financial results of operations of WCG for the three and nine months ended September 30, 2012. The Company determined that these factors were indicators that an interim goodwill impairment test was required under ASC 350. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the WCG acquisition based on a weighted-average of a market-based valuation approach and an income-based valuation approach at September 30, 2012. The Company determined that goodwill related to the acquisition of WCG was not impaired. However, as described below, intangible assets related to WCG were impaired.

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

Intangible assets consisted of the following:

		December 31,		September 30,
		2011		2012
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Management contracts	10 Yrs	$12,007,562	$(8,075,085)	$12,007,562	$(9,028,920)
Customer relationships	15 Yrs	76,436,086	(23,569,757)	74,156,968	(27,424,141)
Customer relationships	10 Yrs	1,417,000	(743,925)	1,417,000	(850,200)
Developed technology	6 Yrs	6,000,000	(4,067,204)	6,000,000	(4,817,204)
Software licenses	5 Yrs	477,455	(421,752)	0	0
Restrictive covenants	5 Yrs	44,804	(31,410)	35,000	(28,000)

Total	13.7 Yrs *	$96,382,907	$(36,909,133)	$93,616,530	$(42,148,465)

*	Weighted-average amortization period at September 30, 2012.

No significant residual value is estimated for these intangible assets. Amortization expense will be recognized on a straight-line basis over the estimated useful life.

The Company recorded a non-cash charge of approximately $2.5 million in its Social Services operating segment for the three months ended September 30, 2012 to reduce the carrying value of customer relationships acquired in connection with its acquisition of WCG based on their revised estimated fair values. The Company determined that, for the same reasons noted above related to its goodwill impairment analysis, the value of the customer relationships acquired in connection with its acquisition of WCG was impaired. In estimating the fair values of these intangible assets, the Company based its estimates on a projected discounted cash flow basis. This charge was based on a preliminary assessment and was included in “Asset impairment charge” in the accompanying condensed consolidated statements of income. The Company anticipates finalizing its intangible asset impairment analysis in the fourth quarter of 2012.

6. Long-Term Obligations

The Company’s long-term obligations consisted of the following:

	December 31,	September 30,
	2011	2012
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the “Notes”)	$49,993,000	$47,500,000
$40,000,000 revolving loan, LIBOR plus 3.00% (effective rate of 3.22% at September 30, 2012) through March 2016	8,000,000	8,000,000
$100,000,000 term loan, LIBOR plus 3.00% with principal and interest payable at least once every three months through March 2016	92,500,000	85,000,000

	150,493,000	140,500,000
Less current portion	10,000,000	12,500,000

	$140,493,000	$128,000,000

During the nine months ended September 30, 2012, the Company repurchased approximately $2.5 million of the Notes. In addition, on October 31, 2012, the Company repaid the amount outstanding under the revolving loan totaling $8.0 million with cash from operations.

The Company was in compliance with all financial covenants as of September 30, 2012.

The carrying amount of the long-term obligations approximated its fair value at December 31, 2011 and September 30, 2012. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

The terms of the Notes, revolving loan and term loan are more fully described in the notes to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

7. Business Segments

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

The following table sets forth certain financial information attributable to the Company’s business segments for the three and nine months ended September 30, 2011 and 2012. In addition, none of the segments have significant non-cash items other than asset impairment charges, depreciation and amortization in operating income.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Revenues:
Social Services (a)	$89,505,716	$83,950,110	$271,686,054	$269,525,926
NET Services	146,046,427	196,335,247	426,982,486	549,843,703

Consolidated	$235,552,143	$280,285,357	$698,668,540	$819,369,629

Operating income:
Social Services (c )	$1,643,319	$(3,071,543)	$10,881,194	$1,497,882
NET Services	4,295,519	8,053,316	18,704,386	14,446,798

Consolidated (b)	$5,938,838	$4,981,773	$29,585,580	$15,944,680

(a)	Excludes intersegment revenues of approximately $487,000 and $194,000 for the three months ended September 30, 2011 and 2012, respectively, and $712,000 and $378,000 for the nine months ended September 30, 2011 and 2012, respectively, that have been eliminated in consolidation.
(b)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(c)	Includes a non cash impairment charge to certain intangible assets of approximately $2.5 million for the three and nine months ended September 30, 2012.

8. Stock-Based Compensation Arrangements

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

	For the nine months ended September 30, 2012
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	1,910,143	$19.30
Exercised	(30,869)	8.36
Forfeited or expired	(111,733)	20.53

Outstanding at September 30, 2012	1,767,541	$19.41

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock:

	For the nine months ended September 30, 2012
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	141,841	$15.28
Granted	232,927	15.25
Vested	(73,081)	15.40
Forfeited	(450)	15.50

Non-vested at September 30, 2012	301,237	$15.23

9. Performance Restricted Stock Units

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

The Company applies a graded vesting expense methodology when accounting for the PRSUs and the fair value of the liability is remeasured at the end of each reporting period through the Settlement Date. Compensation expense associated with the PRSUs is based upon the closing market price of the Company’s common stock on the measurement date and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the Settlement Date. There was no compensation expense recorded by the Company for the nine months ended September 30, 2012 related to the PRSUs discussed above. Compensation expense of approximately $596,000 and $470,000 was recorded for the nine months ended September 30, 2011 and 2012, respectively, for the PRSUs granted in 2011.

10. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock and accumulated other comprehensive loss for the nine months ended September 30, 2012:

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance at December 31, 2011	13,621,951	$13,622	$176,172,365	623,576	$(11,435,033)	$(1,127,559)
Stock-based compensation	0	0	3,586,259	0	0	0
Exercise of employee stock options, including net tax shortfall of $223,786	30,869	31	34,139	0	0	0
Restricted stock issued	73,081	73	(73)	11,302	(169,170)	0
Stock repurchase	0	0	0	293,600	(3,489,263)	0
Foreign currency translation adjustments	0	0	0	0	0	339,590

Balance at September 30, 2012	13,725,901	$13,726	$179,792,690	928,478	$(15,093,466)	$(787,969)

11. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Numerator:
Net income available to common stockholders, diluted	$1,950,954	$1,157,669	$13,986,102	$5,617,298

Denominator:
Denominator for basic earnings per share — weighted-average shares	13,255,367	13,263,826	13,238,043	13,277,191
Effect of dilutive securities:
Common stock options and restricted stock awards	51,810	78,788	78,416	111,164

Denominator for diluted earnings per share — adjusted weighted-average shares assumed conversion	13,307,177	13,342,614	13,316,459	13,388,355

Basic earnings per share	$0.15	$0.09	$1.06	$0.42

Diluted earnings per share	$0.15	$0.09	$1.05	$0.42

The effect of issuing 1,340,597 and 1,506,412 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, as it would have been antidilutive. The effect of issuing 1,182,989 and 1,193,618 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012, respectively, as it would have been antidilutive. For the nine months ended September 30, 2011 and 2012, employee stock options to purchase 1,584,227 and 1,577,081 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

12. Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2012 was 61.6% and 45.2%, respectively. The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2011 was 48.5% and 35.6%, respectively. For the three and nine months ended September 30, 2011 and 2012, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes as well as non-deductible stock option expense. Additionally, the Company’s effective tax rate for the nine months ended September 30, 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition and unfavorably impacted by lower projected income before income taxes, which was primarily due to the estimated $2.5 million intangible impairment charge recorded in the third quarter of 2012. The tax rate for the nine months ended September 30, 2011 was favorably impacted by the gain on bargain purchase, recorded net of deferred taxes of approximately $1.4 million, which is not subject to income taxation.

13. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $878,000 and $1.1 million at December 31, 2011 and September 30, 2012, respectively.

14. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, Mr. McCusker, the Company’s chief executive officer, Mr. Deitch, the Company’s chief financial officer, and Mr. Norris, the Company’s chief operating officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $188,000 for the nine months ended September 30, 2011 and 2012. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2011 and September 30, 2012 were approximately $224,000 and $217,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease after the first 36 months of the lease term with a six month prior written notice. Certain members of Mr. Schwarz’s (the chief executive officer of a subsidiary wholly-owned by the Company) immediate family have partial ownership interest in McDowell. In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust. For the nine months ended September 30, 2011 and 2012, the Company expensed approximately $305,000 and $312,000, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease totaled approximately $944,000 at September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2011 and 2012 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2011. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q3 2012 and Q3 2011 mean the three months ended September 30, 2012 and the three months ended September 30, 2011, respectively. In addition, references to YTD 2012 and YTD 2011 mean the nine months ended September 30, 2012 and the nine months ended September 30, 2011, respectively.

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

We believe our business model enables us to be nimble in the face of uncertain market conditions. We are focused on legislative trends both at the federal and state levels as the federal government has enacted healthcare reform legislation. We believe that the passage of healthcare reform legislation in the first quarter of 2010 could accelerate the demand for our services when it takes effect. Moreover, we believe we will have enhanced opportunities going forward due to the United States Supreme Court decision in 2012 providing for state led voluntary increases in Medicaid enrollment under the 2010 healthcare reform legislation where states may choose to opt into increased enrollment by accepting federal incentives designed to fund all of the enrollment expansion through 2016 and no less than 90% of the cost permanently.

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

While we believe we are positioned to potentially benefit from recent trends that favor our in-home provision of social services, budgetary pressures still exist that could reduce funding for the services we provide. Medicaid budgets are fluid and dramatic changes in the financing or structure of Medicaid could have a negative impact on our business. We believe our business model allows us to make adjustments to help mitigate state budget pressures that are impacted by federal spending.

During Q3 2012, WCG International Ltd. (our Canadian wholly-owned subsidiary), or WCG, experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia as described in further detail below. Under the reorganized service delivery system, WCG faces increased competition for services that we believe could adversely affect our ability to gain new business in this market. These factors resulted in a reduction of the carrying amount of customer relationships in Q3 2012 as discussed more fully below. While the reorganization of the service delivery system in British Columbia presents challenges to our operations there, we believe our business model allows us to make adjustments in all of our markets to help mitigate system reforms that could challenge our overall profit margins.

With respect to our non-emergency transportation management services segment, or NET Services, Q3 2012 consisted of ongoing implementations and start-up investments in multiple locations. These implementations included a region in Georgia that commenced on July 1, 2012, along with continued start-up efforts in the multi-phased implementation under our New York City contract. During Q3 2012, we also implemented an additional state contract in Wisconsin consisting of a managed care population for a six county region around Milwaukee.

As of September 30, 2012, we provided social services directly to nearly 51,000 clients, and had approximately 14.8 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from nearly 395 locations in 41 states, the District of Columbia, United States, and British Columbia and Alberta, Canada.

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

As of September 30, 2012, except as discussed below, there has been no change in our accounting policies or the underlying assumptions, estimates or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with Accounting Standards Codification, or ASC, Topic 805-Business Combinations. We analyze the carrying value of goodwill at the end of each fiscal year. We analyze the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in the climate of our business, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When determining whether goodwill is impaired, we compare the fair value of each reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, there is an indication of impairment. If an indication of impairment is identified, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value. Our evaluation of goodwill completed as of December 31, 2011 resulted in no impairment losses.

Given a recent reorganization of the service delivery system in British Columbia, Canada, we evaluated whether events, referred to as triggering events, had occurred during Q3 2012 and YTD 2012 that would require us to perform an interim period goodwill impairment test in accordance with ASC Topic 350-Intangibles-Goodwill and Other, or ASC 350. During YTD 2012, the impact of changes in the above mentioned service delivery system resulted in, among other things, the expiration of all contracts for services under this system. The service delivery system reorganization commenced in the latter part of the first quarter of 2012 (in accordance with the time line the payer set forth) when the payer put up for bid new contracts that combined federal and provincial funding streams and services which were previously contracted separately. Due primarily to an increased level of competition (including over 400 bidders for 60 awards) and a decrease in the number of services funded in this market, WCG was unable to regain the level of business it enjoyed prior to the reorganization of the service delivery system. The impact of this system reorganization was not fully realized until the conclusion of the transition to the new system in Q3 2012 and contributed to a decrease in the financial results of operations of WCG for Q3 2012 and YTD 2012. We determined that these factors were indicators that an interim goodwill impairment test was required under ASC 350. As a result, we estimated the fair value of the goodwill we acquired in connection with our acquisition of WCG based on the weighted-average of a market-based valuation approach and income-based valuation approach at September 30, 2012. We determined that goodwill related to WCG was not impaired.

As of September 30, 2012, the amount of goodwill allocated to WCG was approximately $2.4 million. Based on the results of our interim asset impairment test completed as of September 30, 2012, we determined that, although our goodwill related to WCG was not impaired, the percentage by which the fair value of WCG exceeded the carrying value of its total assets was approximately 2.2%. The assumptions used to estimate fair value were based on estimates of future revenue and expenses incorporated in our current operating plans, growth rates and discounts rates, our interpretation of current economic indicators and market valuations. Significant assumptions and estimates included in our current operating plans were associated with revenue growth, profitability, and related cash flows. The discount rate used to estimate fair value was risk adjusted in consideration of the economic condition of WCG. We also considered assumptions that market participants may use. In light of the nominal excess of fair value over current carrying values, management cannot guarantee that impairments of goodwill will not occur in future periods.

With respect to our intangible assets other than goodwill, we recorded a non-cash charge of approximately $2.5 million for Q3 2012 to reduce the carrying value of customer relationships acquired in connection with our acquisition of WCG based on their revised estimated fair values. Our analysis to determine the amount of this impairment charge was based upon a projected discounted cash flow basis. We anticipate finalizing our intangible asset impairment analysis in the fourth quarter of 2012.

The non-cash charge for the intangible asset impairment did not impact our cash balance, debt covenant compliance or ongoing financial performance.

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment of WCG’s goodwill and further impairment of other intangible assets include, but are not limited to, further declines in our operating activities in British Columbia due to increased competition and additional changes to the service delivery system that affect funding levels and services to be provided. As of December 31, 2011, the fair values of our other reporting units were in excess of their carrying values. No triggering events or circumstances have occurred since December 31, 2011 through the date of the filing of this report that would have caused the fair values of our other reporting units to be below their carrying values.

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

Consolidated Results. The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenues:
Home and community based services	33.0%	25.8%	33.8%	28.7%
Foster care services	3.6	3.0	3.7	3.1
Management fees	1.4	1.2	1.4	1.1
Non-emergency transportation services	62.0	70.0	61.1	67.1

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	32.3	26.2	32.4	28.1
Cost of non-emergency transportation services	58.4	65.4	56.7	63.6
General and administrative expense	5.4	4.3	5.3	4.7
Asset impairment charge	—	0.9	—	0.3
Depreciation and amortization	1.4	1.4	1.4	1.4

Total operating expenses	97.5	98.2	95.8	98.1

Operating income	2.5	1.8	4.2	1.9

Non-operating expense:
Interest expense (income), net	0.9	0.7	1.1	0.7
Loss on extinguishment of debt	—	—	0.4	—
Gain on bargain purchase	—	—	(0.4)	—

Income before income taxes	1.6	1.1	3.1	1.2
Provision for income taxes	0.8	0.7	1.1	0.5

Net income	0.8%	0.4%	2.0%	0.7%

Overview of trends of our results of operations for YTD 2012

Our Social Services revenues for YTD 2012 as compared to YTD 2011 were unfavorably impacted by contract amount reductions and terminations and reforms such as managed care in certain of our markets where tighter controls over authorizations and referrals are being implemented in response to continuing state budget challenges. In addition, revenue from our Canadian operations declined from YTD 2011 to YTD 2012 due to the impact of a reorganization of the service delivery system in British Columbia and increased competition in this market as described above. Increased competition in this market could unfavorably impact our ability to generate the level of revenue enjoyed by WCG prior to this reorganization. Partially offsetting decreases in these revenues for YTD 2012 as compared to YTD 2011, was additional revenue contributed by The ReDCo Group, Inc., or ReDCo, which we acquired in June 2011, continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets, and relatively stable rates overall.

We believe the trend away from the more expensive out of home providers in favor of home and community based delivery systems like ours will continue. In addition, we believe that our effective low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit social services organizations.

Our NET Services revenue for YTD 2012 as compared to YTD 2011 was favorably impacted by the expansion of current business in our New Jersey, Connecticut, Georgia and South Carolina markets, the reinstatement of our contract with the State of Missouri as well as the continued expansion of our California ambulance commercial and managed care lines of business. Revenue for YTD 2012 also reflects new contracts in New York and Texas, as well as the initial Wisconsin contract implemented in

July 2011 and an additional expansion contract in that state which commenced on September 1, 2012. We incurred additional operating and implementation costs related to these market expansions and new contracts including staffing, training, travel and outreach communication material costs. In addition, we experienced higher utilization in YTD 2012 as compared to YTD 2011 due to the impact of an unusually mild winter in certain of our markets and the sustained high level of gas prices across the country. These factors resulted in higher transportation costs both in absolute dollars and as a percentage of revenue for YTD 2012. While we believe that increased utilization will continue to be a factor which could impact the results of our operations for 2012, we expect continued positive revenue impact from new contracts implemented in 2012. In addition, we continue to focus on optimizing our operating income.

Q3 2012 compared to Q3 2011

Revenues

	Three Months Ended
	September 30,		Percent
	2011	2012	change
Home and community based services	$77,679,065	$72,258,697	-7.0%
Foster care services	8,598,022	8,394,474	-2.4%
Management fees	3,228,629	3,296,939	2.1%
Non-emergency transportation services	146,046,427	196,335,247	34.4%

Total revenues	$235,552,143	$280,285,357	19.0%

Home and community based services. Contract terminations in Michigan, Virginia and Canada led to a decrease in home and community based services revenue for Q3 2012 as compared to Q3 2011. The decrease in revenue was partially offset by increased census in certain other locations and the impact of new programs being implemented in various markets.

Foster care services. Our foster care services revenue decreased from Q3 2011 to Q3 2012 primarily as a result of a new per diem rate structure implemented in Indiana in January 2012, which reduced payments for foster care services in that state. This decrease, however, was partially offset by increased foster care services provided in Tennessee as we continue to build our foster care program in that state.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements remained relatively constant for Q3 2012 as compared to Q3 2011.

Non-emergency transportation services. The increase in NET Services revenue was favorably impacted by the following:

•	re-contracting of the Missouri program in November 2011;

•	expansion of our regional Connecticut contract to a statewide contract;

•	re-award of the two additional South Carolina regions;

•	the award of two additional regions in Georgia;

•	a new contract in Texas starting in April 2012;

•	multiple phases of a state administered New York City contract which began in May 2012;

•	implementation of a Wisconsin contract effective September 1, 2012; and

•	continued expansion of our California ambulance commercial and managed care lines of business.

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

Operating expenses

Client service expense. Client service expense included the following for Q3 2011 and Q3 2012:

	Three months ended
	September 30,		Percent
	2011	2012	change
Payroll and related costs	$55,332,738	$55,030,288	-0.5%
Purchased services	8,275,800	5,951,092	-28.1%
Other operating expenses	12,145,044	12,260,256	0.9%
Stock compensation	216,639	219,953	1.5%

Total client service expense	$75,970,221	$73,461,589	-3.3%

Payroll and related costs. Our payroll and related costs decreased from Q3 2011 to Q3 2012 due to a net decrease in payroll in Michigan, Virginia and Canada in the amount of approximately $1.5 million primarily as a result of contract terminations in these markets. Partially offsetting this decrease in payroll and related costs was an increase in healthcare claims activity under our self-funded employee health plan, which resulted in increased expense of approximately $1.0 million for Q3 2012 as compared to Q3 2011. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 61.8% for Q3 2011 to 65.6% for Q3 2012 primarily due to the impact of increased healthcare claims activity under our self-funded employee health plan.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Included in Q3 2012 were decreased costs resulting from contract terminations in Canada of approximately $1.7 million, other support services of approximately $437,000 and foster parent payments of approximately $225,000, as compared to Q3 2011. Purchased services, as a percentage of revenue, excluding NET Services revenue, decreased from 9.2% for Q3 2011 to 7.1% for Q3 2012 due to the impact of decreased workforce development costs in Canada relative to the level of revenue from this market.

Other operating expenses. Other operating expenses increased by approximately $1.1 million for Q3 2012 as compared to Q3 2011 due to a change in estimated expense from period to period related to our wholly-owned captive insurance subsidiary for workers compensation and general and professional liability claims incurred but not reported as determined by actuarial analysis. The increase in other operating expenses for Q3 2012 relative to Q3 2011 was partially offset by decreased costs associated with our operations in Michigan, Virginia and Canada due to contract terminations in these markets. Other operating expenses, as a percentage of revenue excluding NET Services revenue, increased from 13.6% for Q3 2011 to 14.6% for Q3 2012 primarily due to the change in estimated expense for workers compensation and general and professional liability claims incurred but not reported.

Stock compensation. Stock compensation expense primarily consisted of approximately $195,000 and $200,000 for Q3 2011 and Q3 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan.

Cost of non-emergency transportation services.

	Three months ended September 30,		Percent
	2011	2012	Change
Payroll and related costs	$14,707,091	$20,241,337	37.6%
Purchased services	116,866,737	155,674,906	33.2%
Other operating expenses	5,696,523	6,967,123	22.3%
Stock compensation	280,592	365,076	30.1%

Total cost of non-emergency transportation services	$137,550,943	$183,248,442	33.2%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for Q3 2012 as compared to Q3 2011 was due to additional staff hired for new contracts and contract expansions in New Jersey, Georgia, Connecticut, Texas and New York, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. In addition, we re-entered the State of Missouri on October 31, 2011 and expanded in South Carolina in February 2012. We continue to provide implementation efforts for the additional phases set to commence in New York for the remainder of the year, as well as additional managed care organization implementations. Payroll and related costs, as a percentage of NET Services revenue, increased from 10.1% for Q3 2011 to 10.3% for Q3 2012 as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. Since Q3 2011, we have added numerous regional and statewide contracts starting October 31, 2011 with Missouri through our present implementations of the various phases of New York and our Wisconsin contract implementation on September 1, 2012. These factors resulted in an increase in purchased transportation costs for Q3 2012 as compared to Q3 2011. As a percentage of NET Services revenue, purchased services remained relatively constant at approximately 80.0% for Q3 2011 and Q3 2012.

Other operating expenses. Other operating expenses of our NET Services operating segment increased for Q3 2012 as compared to Q3 2011 due primarily to increased telecommunication expenses to support new contracts and expanded markets and increases in business taxes. Other operating expenses as a percentage of revenue decreased from 3.9% for Q3 2011 to 3.6% for Q3 2012 as a result of these primary factors.

Stock compensation. Stock compensation expense primarily consisted of approximately $263,000 and $349,000 for Q3 2011 and Q3 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Three months ended September 30,		Percent
2011	2012	change
$ 12,690,227	$ 12,069,107	-4.9%

The decrease in corporate administrative expenses for Q3 2012 as compared to Q3 2011 was partially a result of a decrease of approximately $175,000 in rent and related charges primarily due to the closure of offices in Canada as a result of contract terminations in this market. In addition, a decrease in the amount of bonuses paid under our annual incentive compensation program for the first nine months of 2012 resulted in a decrease in administrative salaries for Q3 2012 as compared to Q3 2011. As a result, general and administrative expense, as a percentage of revenue, decreased from 5.4% for Q3 2011 to 4.3% for Q3 2012.

Asset impairment charge

During Q3 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it enjoyed prior to the reorganization. Based on these factors, we initiated an analysis of the fair value of goodwill and other intangible assets and determined that customer relationships which comprise other intangible assets were impaired. Based on this determination, we recorded a non-cash charge of approximately $2.5 million, or $0.19 per diluted share ($0.12 per diluted share after giving effect to the change in the estimated effective tax rate), based on a preliminary assessment, to reduce the carrying value of customer relationships based on their estimated fair values.

Depreciation and amortization.

Three months ended September 30,		Percent
2011	2012	change
$ 3,401,914	$ 4,017,901	18.1%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for Q3 2011 and Q3 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $153.0 million at September 30, 2011 to $140.5 million at September 30, 2012, which was a significant factor contributing to the decrease in our interest expense for Q3 2012 as compared to Q3 2011.

Interest income. Interest income for Q3 2011 and Q3 2012 was approximately $53,000 and $25,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for Q3 2011 and Q3 2012 was 48.5% and 61.6%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q3 2011 and Q3 2012 due primarily to state taxes as well as non-deductible stock option expense. The Q3 2011 rate was also impacted by the lower projected income before income taxes for 2011 versus 2010. The Q3 2012 effective tax rate was also impacted by lower projected income before income taxes, which was primarily due to the estimated $2.5 million intangible impairment charge recorded during the quarter.

Adjusted EBITDA

We use EBITDA and Adjusted EBITDA, non-GAAP financial measures, as supplemental measurements of our financial performance. We consider EBITDA and Adjusted EBITDA, both as shown in the table below, to be useful metrics for our executive management, and may be useful to investors and other users of our financial information to evaluate and compare the ongoing operating performance of our business on a consistent basis from period-to-period. We utilize these non-GAAP measurements as a means to measure overall operating performance and to better compare current operating results with other companies within our industry. The non-GAAP measurements do not replace the presentation of our GAAP financial results. The non-GAAP measurements are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies. The items excluded in the non-GAAP measures pertain to certain items that are considered to be material so that exclusion of the items would, in our belief, enhance a reader’s ability to compare the results of our business after excluding these items.

After adjusting for the items noted in the table below, Adjusted EBITDA was $12.9 million for Q3 2012 as compared to $10.8 million for Q3 2011.

A reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, follows (in thousands):

	Three months ended September 30,
	2011	2012
Net income	$1,951	$1,158

Interest expense, net	2,151	1,965
Provision for income taxes	1,837	1,859
Depreciation and amortization	3,402	4,018

EBITDA	9,341	9,000

Asset impairment charge (a)	—	2,506
Stock based compensation	924	1,086
Start-up costs (b)	555	258
Strategic alternatives costs (c)	—	2

Adjusted EBITDA	$10,820	$12,852

(a)	Due to the impact of a reorganization of the service delivery system in British Columbia, Canada during the nine months ended September 30, 2012 that required WCG to rebid all of its contracts, we recorded an asset impairment charge totaling approximately $2.5 million related to WCG’s intangible assets for Q3 2012.
(b)	Represents expenses to implement non-emergency transportation programs pursuant to new contract wins during 2011 and 2012.
(c)	Represents costs incurred related to our review of strategic alternatives arising from unsolicited proposals to take our company private. We terminated this review in June 2012 upon determining that a continued focus on our operations was the best alternative to maximize shareholder value.

YTD 2012 compared to YTD 2011

Revenues

	Nine Months Ended
	September 30,		Percent
	2011	2012	change
Home and community based services	$236,259,508	$235,007,418	-0.5%
Foster care services	25,517,914	25,112,518	-1.6%
Management fees	9,908,632	9,405,990	-5.1%
Non-emergency transportation services	426,982,486	549,843,703	28.8%

Total revenues	$698,668,540	$819,369,629	17.3%

Home and community based services. Contract amount reductions in Arizona, contract terminations in Michigan, Texas, Virginia and Canada and reforms in managed care in certain regions led to a decrease in home and community based services revenue for YTD 2012 as compared to YTD 2011. The decrease in revenue was partially offset by the acquisition of ReDCo in June 2011, which added approximately $14.6 million to home and community based services revenue for YTD 2012 as compared to YTD 2011. Further offsetting the decrease in revenue from YTD 2012 to YTD 2011 was the impact of increased census in certain locations as well as new programs being implemented in various markets.

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

Non-emergency transportation services. The increase in NET Services revenue was favorably impacted by the following:

•	a new contract in Wisconsin effective July 1, 2011;

•	re-contracting of the Missouri program in November 2011;

•	geographical expansion and positive rate adjustment of our contracts in New Jersey;

•	expansion of our regional Connecticut contract to a statewide contract;

•	re-award of the two additional South Carolina regions in February 2012;

•	the award of two additional regions in Georgia;

•	a new contract in Texas starting in April 2012;

•	multiple phases of a state administered New York City contract which began in May 2012;

•	implementation of a Wisconsin contract effective September 1, 2012; and

•	continued expansion of our California ambulance commercial and managed care lines of business.

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

Operating expenses

Client service expense. Client service expense included the following for YTD 2011 and YTD 2012:

	Nine months ended
	September 30,		Percent
	2011	2012	change
Payroll and related costs	$164,055,383	$172,743,480	5.3%
Purchased services	25,280,114	20,261,264	-19.9%
Other operating expenses	36,286,623	36,514,968	0.6%
Stock compensation	567,440	679,820	19.8%

Total client service expense	$226,189,560	$230,199,532	1.8%

Payroll and related costs. Our payroll and related costs increased from YTD 2011 to YTD 2012 because we added over 600 new employees in connection with the acquisition of ReDCo, which resulted in an increase in payroll and related costs of approximately $11.6 million for YTD 2012 as compared to YTD 2011. In addition, we experienced increased healthcare claims activity under our self-funded employee health plan, which resulted in increased expense of approximately $1.9 million for YTD 2012 as compared to YTD 2011. These increases were partially offset by a net decrease in payroll in Michigan, Texas, Virginia and Canada as a result of contract terminations in these markets. As a percentage of revenue, excluding NET Services revenue, payroll and related costs increased from 60.4% for YTD 2011 to 64.1% for YTD 2012 primarily due to the impact of higher payroll and related costs of ReDCo relative to its revenue contribution and increased healthcare claims activity under our self-funded employee health plan.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. Included in YTD 2012 were decreased costs resulting from contract terminations in Canada of approximately $3.1 million, other support services of approximately $927,000 and decreased foster parent payments of approximately $1.0 million, as compared to YTD 2011. Purchased services, as a percentage of revenue, excluding NET Services revenue, decreased from 9.3% for YTD 2011 to 7.5% for YTD 2012 due to the impact of nominal additional purchased services expense incurred by ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. The acquisition of ReDCo added approximately $1.9 million to other operating expenses for YTD 2012 as compared to YTD 2011. In addition, expense related to our wholly-owned captive insurance subsidiary for workers compensation and general and professional liability claims incurred but not reported increased for YTD 2012 as compared to YTD 2011 due to a change in the estimated cost of these claims as determined by actuarial analysis. The increase in other operating expenses was partially offset by decreased costs associated with our Michigan, Texas and Canada operations due to contract terminations. As a result, other operating expenses, as a percentage of revenue, excluding NET Services revenue, increased from 13.4% for YTD 2011 to 13.6% for YTD 2012.

Stock compensation. Stock compensation expense primarily consisted of approximately $464,000 and $598,000 for YTD 2011 and YTD 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan.

Cost of non-emergency transportation services.

	Nine months ended September 30,		Percent
	2011	2012	Change
Payroll and related costs	$42,497,348	$57,614,314	35.6%
Purchased services	335,225,721	444,139,114	32.5%
Other operating expenses	17,295,318	17,991,318	4.0%
Stock compensation	868,343	1,121,389	29.1%

Total cost of non-emergency transportation services	$395,886,730	$520,866,135	31.6%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for YTD 2012 as compared to YTD 2011 was due to additional staff hired to service a new statewide Wisconsin contract effective July 1, 2011, as well as the expansion of our existing business in New Jersey, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. In addition, we re-entered the State of Missouri on October 31, 2011 and hired staff for program implementations in Connecticut, Georgia, New York City, South Carolina, Texas and Wisconsin which began operations at various times from February 2012 to September 2012. Payroll and related costs, as a percentage of NET Services revenue, increased from 10.0% for YTD 2011 to 10.5% for YTD 2012 as some of these new contracts are more labor intensive than our historical programs.

Purchased services. Through our NET Services operating segment we subcontract with third party transportation providers to provide non-emergency transportation services to our clients. For YTD 2012, we experienced higher utilization than in YTD 2011 primarily due to relatively warmer weather resulting in fewer cancellations of scheduled trips. Additionally, since YTD 2011, we have added a statewide contract in Wisconsin, completed the operations expansion into all counties in New Jersey as well as adding all of New Jersey’s managed care lives to the population we serve. Furthermore, we began a state-wide contract in Missouri, expanded in Connecticut, Georgia and South Carolina, and implemented new contracts in New York and Texas. These factors resulted in an increase in purchased transportation costs for YTD 2012 as compared to YTD 2011. As a percentage of NET Services revenue, purchased services increased from approximately 78.5% for YTD 2011 to approximately 80.8% for YTD 2012 as a result of higher utilization rates from new contracts as well as increased utilization within our expanded contracts.

Other operating expenses. Other operating expenses of our NET Services operating segment increased for YTD 2012 as compared to YTD 2011 due primarily to contract start-up and implementation related expenses such as travel and member communications, telecommunications, business taxes and training. These increases were partially offset by a decrease in claims expense related to Provado Insurance Services, Inc. (a wholly-owned subsidiary), or Provado, which did not renew its reinsurance agreement or assume liabilities for insurance policies after February 15, 2011, as well as, a decrease in bad debt expense. Other operating expenses as a percentage of revenue decreased from 4.1% for YTD 2011 to 3.3% for YTD 2012 as a result of these factors.

Stock compensation. Stock compensation expense primarily consisted of approximately $784,000 and $1.1 million for YTD 2011 and YTD 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan.

General and administrative expense.

Nine months ended September 30,		Percent
2011	2012	change
$ 37,027,180	$38,599,170	4.2%

The increase in corporate administrative expenses for YTD 2012 as compared to YTD 2011 was primarily a result of an increase of approximately $1.5 million in rent and related charges, of which approximately $854,000 related to the ReDCo acquisition. Additionally, stock compensation expense related to restricted stock awards increased from YTD 2011 to YTD 2012 due primarily to the accelerated vesting of restricted stock grants due to the death of a company director. Corporate administrative costs also included expenses of approximately $593,000 related to third party professional fees, which resulted in increased expense for YTD 2012 as compared to YTD 2011. As a percentage of revenue, general and administrative expense decreased from 5.3% for YTD 2011 to 4.7% for YTD 2012 due to revenue growth outpacing the growth in corporate administrative expenses.

Asset impairment charge

During YTD 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it enjoyed prior to the reorganization. The impact of this system reorganization was not fully realized until the conclusion of the transition to the new system in Q3 2012 and contributed to a decrease in the financial results of operations of WCG for YTD 2012. Based on these factors, we initiated an analysis of the fair value of goodwill and other intangible assets and determined that customer relationships which comprise other intangible assets were impaired. Based on this determination, we recorded a non-cash charge of approximately $2.5 million, based on a preliminary assessment, to reduce the carrying value of customer relationships based on their estimated fair values.

Depreciation and amortization.

Nine months ended September 30,		Percent
2011	2012	change
$ 9,979,490	$ 11,253,567	12.8%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for YTD 2011 and YTD 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $153.0 million at September 30, 2011 to $140.5 million at September 30, 2012, which was a significant factor contributing to the decrease in our interest expense for YTD 2012 as compared to YTD 2011. Additionally, in March 2011, our interest rate under our credit facility decreased from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt.

Loss on extinguishment of debt. Loss on extinguishment of debt for YTD 2011 of approximately $2.5 million resulted from the write-off of deferred financing fees related to our credit facility that was repaid in full in March 2011. We accounted for the unamortized deferred financing fees related to the previous credit facility under ASC 470-50 – Debt Modifications 5 and Extinguishments. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis, which resulted in a loss on extinguishment of debt of $2.5 million.

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

Interest income. Interest income for YTD 2011 and YTD 2012 was approximately $161,000 and $109,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for YTD 2011 and YTD 2012 was 35.6% and 45.2%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for YTD 2011 and YTD 2012 due primarily to state taxes as well as non-deductible stock option expense. Additionally, the tax rate for YTD 2011 was favorably impacted by the gain on bargain purchase, recorded net of deferred taxes of approximately $1.4 million, which was not subject to income taxation. Further, the effective tax rate for YTD 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition and unfavorably impacted by lower projected income before income taxes, which was primarily due to the estimated $2.5 million intangible impairment charge recorded in Q3 2012.

Adjusted EBITDA

After adjusting for the items noted in the table below, Adjusted EBITDA was $37.2 million for YTD 2012 as compared to $43.4 million for YTD 2011.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, follows (in thousands):

	Nine months ended September 30,
	2011	2012
Net income	$13,986	$5,617

Interest expense, net	8,105	5,697
Provision for income taxes	7,742	4,631
Depreciation and amortization	9,979	11,254

EBITDA	39,812	27,199

Asset impairment charge (a)	—	2,506
Stock based compensation	2,733	3,586
Start-up costs (b)	1,079	3,295
Strategic alternatives costs (c )	—	593
Loss on extinguishment of debt (d)	2,463	—
Gain on bargain purchase (e)	(2,711)	—

Adjusted EBITDA	$43,376	$37,179

a)	Due to the impact of a reorganization of the service delivery system in British Columbia, Canada during the nine months ended September 30, 2012 that required WCG to rebid all of its contracts, we recorded an asset impairment charge totaling approximately $2.5 million related to WCG’s intangible assets for Q3 2012.
b)	Represents expenses to implement non-emergency transportation programs pursuant to new contract wins during 2011 and 2012.
c)	Represents costs incurred related to our review of strategic alternatives arising from unsolicited proposals to take our company private. We terminated this review in June 2012 upon determining that a continued focus on our operations was the best alternative to maximize shareholder value.
d)	Represents a loss on extinguishment of debt resulting from the write-off of deferred financing fees related to our credit facility that was repaid in full in March 2011.
e)	Represents a gain associated with our acquisition of ReDCo in 2011 where the fair value of the acquired entity’s net assets exceeded the purchase price of said entity.

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

Sources of cash for YTD 2012 were primarily from operations. Our balance of cash and cash equivalents was approximately $43.2 million at December 30, 2011 and $63.8 million at September 30, 2012. Approximately $3.9 million of cash was held by WCG at September 30, 2012 that is not available to fund domestic operations unless the funds are repatriated. We had restricted cash of approximately $15.5 million and $14.3 million at December 31, 2011 and September 30, 2012, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At December 31, 2011 and September 30, 2012, our total debt was approximately $150.5 million and $140.5 million, respectively.

Cash flows

Operating activities. Net income of approximately $5.6 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, asset impairment charge, deferred income taxes and other items of approximately $19.1 million was partially offset by the growth of our accounts receivable of approximately $10.3 million for YTD 2012. The growth of our accounts receivable during YTD 2012 was primarily attributable to our non-emergency transportation services revenue growth.

The decrease in management fee receivable resulted in additional cash provided by operations of approximately $849,000. Increases in accounts payable, accrued expenses and deferred revenue resulted in cash provided by operating activities of approximately $6.7 million. An increase in accrued transportation costs, due to growth of our non-emergency transportation services costs, resulted in cash provided by operating activities of approximately $16.9 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $1.8 million. Other long-term liabilities increased since December 31, 2011 due primarily to the cash receipt of approximately $3.3 million from British Columbia related to an arbitral award, however, in the event British Columbia prevails in its arguments during the appeal process, British Columbia will seek immediate repayment of the amount of the arbitral award. Additionally, an increase in other receivables, partially due to a stop loss receivable related to our self-funded health insurance program, and our prepaid expenses and other assets resulted in cash used in operating activities of approximately $4.1 million. The increase in prepaid expenses and other assets was primarily attributable to an increase in prepaid insurance, as we renewed our insurance contracts during the second quarter of 2012, and estimated tax payments we made during 2012. As a result of the foregoing, net cash flows from operating activities totaled approximately $39.9 million for YTD 2012.

Investing activities. Net cash used in investing activities totaled approximately $6.0 million for YTD 2012. We spent approximately $7.6 million, net, for property and equipment to support the growth of our operations. Changes in restricted cash, primarily related to cash restricted in relation to our auto liability program, resulted in cash provided by investing activities of approximately $1.3 million.

Financing activities. Net cash used in financing activities totaled approximately $13.4 million for YTD 2012., which resulted primarily from repayments of our term loan in the aggregate amount of approximately $10.0 million. In addition, we spent approximately $3.5 million to repurchase 293,600 shares of our common stock in the open market during 2012 under a stock repurchase program approved by our board of directors in February 2007.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for YTD 2012 was an increase to cash of approximately $76,000.

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

During 2011 and 2012, we repurchased approximately $20.0 million and $2.5 million, respectively, principal amount of the Notes with cash.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at September 30, 2012 was 3.22%. Interest on the loans is payable at least once every three months in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. We were in compliance with all financial covenants as of September 30, 2012.

Borrowings under the revolving credit facility totaled $8.0 million as of September 30, 2012. Additionally, $25.0 million of the revolving credit facility may be allocated to collateralize certain letters of credit. As of September 30, 2012, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At September 30, 2012, our available credit under the revolving credit facility was $25.3 million. On October 31, 2012, we repaid the amount outstanding under the revolving credit facility totaling $8.0 million with cash from operations.

The terms of the Notes and the Credit Agreement are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading entitled “Liquidity and capital resources” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of September 30, 2012, there were seven participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of September 30, 2012, 18 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 1.4% and 1.2% of our revenue for YTD 2011 and YTD 2012, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2011 and September 30, 2012 totaled $3.5 million and $2.7 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of September 30 and December 31, 2011 and March 31, June 30 and September 30, 2012:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
September 30, 2011	$1,040,141	$720,301	$520,413	$1,450,984	$107,100
December 31, 2011	$772,298	$441,360	$457,214	$1,766,067	$100,419
March 31, 2012	$962,069	$489,541	$502,887	$998,347	$114,322
June 30, 2012	$989,679	$521,250	$506,583	$458,148	$125,684
September 30, 2012	$912,710	$692,283	$725,828	$225,865	$131,887

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

Our days sales outstanding for our managed entities decreased from 102 days at December 31, 2011 to 81 days at September 30, 2012.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. We also provide reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services operating segment through Provado. Provado is a licensed captive insurance company domiciled in the State of South Carolina. The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2012 was approximately $3.0 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $350,000 per occurrence with an $8.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at September 30, 2012 was approximately $5.5 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2012 was approximately $3.2 million. We recorded a corresponding receivable from third-party insurers and liability at September 30, 2012 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $9.9 million and $10.7 million at December 31, 2011 and September 30, 2012, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at September 30, 2012 was approximately $3.3 million. Effective February 15, 2011, Provado did not renew its reinsurance agreement and will not assume liabilities for policies after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

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

Providence Liability Insurance Coverages

During the second quarter of 2012, we increased our reinsurance of a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $350,000 per occurrence, from $250,000 per occurrence, and increased the annual policy aggregate limit from $6.0 million to $8.0 million. The table below summarizes our liability insurance programs as of September 30, 2012.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of September 30, 2012, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $250,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.6 million and $2.1 million as of December 31, 2011 and September 30, 2012, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

Interest rate and market risk

As of September 30, 2012, we had borrowings under our term loan of approximately $85.0 million and borrowings under our revolving line of credit of approximately $8.0 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 3.00% per annum as of September 30, 2012. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.4 million over the remaining term of the Credit Agreement, which expires in 2016. On October 31, 2012, we repaid the amount outstanding under the revolving credit facility totaling $8.0 million with cash from operations.

We have convertible senior subordinated notes of approximately $47.5 million outstanding at September 30, 2012 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored social services and non-emergency transportation services to individuals and families pursuant to 574 contracts as of September 30, 2012. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% of our revenue for the nine months ended September 30, 2011 and 2012. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the nine months ended September 30, 2012, we conducted a portion of our operations in Canada through WCG. At September 30, 2012, approximately $8.4 million, or 7.3%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2012) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2012.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Annual Report, and quarterly report on Form 10-Q for the quarter ended March 31, 2012, or Q1 2012 Quarterly Report, which could materially affect our business, financial condition or future results. The risk factors in our 2011 Annual Report and Q1 2012 Quarterly Report have not materially changed other than the risk factor set forth below. These changes should be read in conjunction with the risk factors included in our 2011 Annual Report and Q1 2012 Quarterly Report. The risks described in these reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Increased competition in British Columbia, Canada due to the service delivery system reorganization in 2012 could hinder our ability to gain new business and negatively impact our revenues related to our international operations.

As part of the service delivery system reorganization that took place in British Columbia during the nine months ended September 30, 2012, all of the contracts for services in this market expired and new contracts were put up for bid. The new contracts combined federal and provincial funding streams and services which were previously contracted separately. As a result, WCG is experiencing an increase in competition as providers who contract for federal dollars have entered the market in which WCG operates. Due primarily to an increased level of competition and a decrease in the number of services funded in British Columbia, WCG was unable to regain the level of business it enjoyed prior to the reorganization of the service delivery system. Increased competition in this market may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could further harm our international business.

Rising gasoline prices can result in high utilization of our non-emergency transportation services which could negatively impact our operating margins.

During the nine months ended September 30, 2012, our NET Services segment experienced an increase in utilization of our non-emergency transportation services as compared to prior periods partially due to rising gasoline prices. Rising gasoline prices result in more clients utilizing our non-emergency transportation services as they are unable to obtain transportation of their own. In addition, rising gasoline prices could result in increased non-emergency transportation costs as we may not be able to pass on the costs charged by transportation providers with whom we subcontract. Sustained increases in gasoline prices could adversely affect our operating margins.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended September 30, 2012:

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program
Month 1:
July 1, 2012 to July 31, 2012	—		—	537,500

Month 2:
August 1, 2012 to August 31, 2012	166,000	$11.71	166,000	371,500

Month 3:
September 1, 2012 to September 30, 2012	127,600	$12.07	127,600	243,900

Total	293,600		293,600	243,900

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of September 30, 2012, we spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

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

THE PROVIDENCE SERVICE CORPORATION

Date: November 9, 2012	By:	/S/ FLETCHER JAY MCCUSKER
Fletcher Jay McCusker Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/S/ MICHAEL N. DEITCH
Michael N. Deitch Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

101.DEF(1)	XBRL Definition Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.