Form 10-K
period 2012-12-31
PROVIDENCE SERVICE CORP
filed 2013-03-15
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was $177.1 million.

As of March 12, 2013, there were outstanding 12,884,123 shares (excluding treasury shares of 933,350) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

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

Our social services revenue is derived from our provider contracts with state and local government agencies and government intermediaries, HMOs, commercial insurers, and our management contracts with not-for-profit social services organizations. The government entities that pay for our social services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of our social services provider contracts, we are paid an hourly fee. Under some of our social services provider contracts, however, we receive a set monthly amount or we are paid amounts equal to the costs we incur plus agreed margins on such costs to provide agreed upon services. Where we contract to manage the operations of not-for-profit social services organizations, we receive management fees based on a percentage of revenues of the managed entity or a predetermined fee.

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

During our first year of operations, we acquired Parents and Children Together, Inc. (now known as Providence of Arizona, Inc.) and Family Preservation Services, Inc., which provided the foundation upon which our business was built. From 2002 to 2008 we completed 22 acquisitions which we believe broadened our home based and foster care platform, expanded our reach into many new states, enhanced our workforce development services and presented opportunities for us to offer home and community based and foster care services in Canada, and expanded our continuum of services to include the management of non-emergency transportation services. No acquisitions were completed in 2009 and 2010. On June 1, 2011, we acquired all of the equity interest of The ReDCo Group, Inc., or ReDCo. ReDCo is a Pennsylvania corporation that provides home and community based services. The purchase price consisted of cash in the amount of $605,000. Additionally, we repaid ReDCo’s debt of approximately $8.0 million in connection with the acquisition. Historically, we had provided various management services to ReDCo for a fee under a management services agreement. This acquisition further expands our home and community based services in Pennsylvania.

Since our inception, we have grown from 1,333 clients served in a single state to approximately 72,400 clients served either directly or through our managed not-for-profit entities. We, and our managed entities, operate from an aggregate of over 500 locations in 42 states, the District of Columbia, British Columbia and Alberta, Canada as of December 31, 2012. Additionally, 15.1 million individuals were eligible to receive services under our non-emergency transportation services contracts as of December 31, 2012.

Historically, we have relied exclusively on decentralized field offices to drive growth initiatives and independently manage sales and marketing activities. This approach has served us well by supporting steady and consistent organic growth. As our industry continues to rapidly change we see an opportunity to coordinate our efforts to pursue potential acquisitive and organic growth in our businesses by focusing on improving operating efficiencies, and developing performance management systems designed to enhance and leverage our core competencies. Our core competencies include: enduring customer relationships, geographic reach, breadth of services and experience, management of populations (consisting of covered lives and provider networks), contract bidding infrastructure, managed care contracting experience and technology platform development. By enhancing and leveraging these core competencies, we believe we can benefit from emerging trends in healthcare such as healthcare reform, integrated healthcare (by providing services to individuals who are eligible for both Medicaid and Medicare benefits and by managing more populations eligible to receive our services to reduce the cost of care) and outsourcing of transportation management.

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

See Item 1A Risk Factors under the headings “Our international operations expose us to various risks, any number of which could harm our business”, “We may be exposed to liabilities under the Foreign Corrupt Practices Act and similar laws, and any determination that we violated any of these laws could have an adverse effect on our business” and “Increased competition in British Columbia, Canada due to the service delivery system reorganization in 2012 could hinder our ability to gain new business and negatively impact our revenues related to our international operations” for a discussion of risks related to our foreign operations.

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

For 2010, 2011 and 2012, our home and community based services accounted for 33.3%, 33.4% and 28.0%, respectively, of our consolidated revenue.

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

Fee-for-service contracts

A majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable pursuant to a fixed monthly fee. Approximately 68.1%, 71.1% and 72.5% of our Social Services operating segment revenue for the fiscal years ended December 31, 2010, 2011 and 2012 was related to fee-for-service arrangements. A significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations). Additionally, these contracts permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, and/or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services, we derived approximately 11.7%, 11.5% and 10.1% of our Social Services segment revenue for the years ended December 31, 2010, 2011 and 2012, respectively.

Cost based service contracts

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

Our cost reports are routinely audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of income in the year of settlement. Cost based service contracts represented approximately 21.3%, 19.3% and 18.6% of our Social Services operating segment revenue for the years ended December 31, 2010, 2011 and 2012.

Block purchase (capitated) contract

We provide services under one annual block purchase contract in Arizona with The Community Partnership of Southern Arizona. We are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. We are obliged to provide services only to those clients with a demonstrated medical necessity. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. The annual block purchase contract represented 6.7%, 6.1% and 5.4% of our Social Services operating segment revenue for the years ended December 31, 2010, 2011 and 2012, respectively.

Management contracts

Due to the nature of our business and the requirement or desire by certain payers to contract with not-for-profit social services organizations, we sometimes enter into management contracts with not-for-profit organizations for the purpose of developing strategic relationships or providing administrative, program and management services. These organizations contract directly or indirectly with state government agencies to supply a variety of community based mental health and foster care services to children and adults. Typically these organizations are separately incorporated and organized with their own board of directors. Our management fees under these contracts are either based upon a percentage of the managed entities’ revenues or a predetermined fee. Management fees earned pursuant to our management contracts with these organizations represented approximately 4.0%, 3.5% and 3.5% of our Social Services operating segment revenue for the years ended December 31, 2010, 2011 and 2012.

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

Competition. The social services industry is a highly fragmented industry. We compete for clients with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts, such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local, not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. On a national level, there are very few organizations that compete for local, county and state contracts to provide the types of services we offer. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in certain markets for foster care services. Many institutional providers offer some type of community based care including such organizations as The GEO Group, Inc. and The Devereaux Foundation. While we believe that we compete on the basis of price and quality, many of our competitors have greater financial, technical, political and marketing resources, name recognition, and a larger number of clients and payers than we do. In addition, some of these organizations offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

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

NET Services

Services offered. We are the preferred provider of non-emergency transportation management servicing clients under 84 contracts in 38 states and the District of Columbia. We provide responsive and innovative solutions for a healthcare recipient’s transportation needs through centralized call processing, development and management of transportation networks through the use of proprietary technologies. Our current payers include state Medicaid programs, local government agencies, hospital systems and HMOs providing Medicare, Medicaid and commercial products. For 2010, 2011 and 2012, our NET services accounted for 61.1%, 61.7% and 67.9%, respectively, of our consolidated revenue.

We provide services to a wide variety of people with varying needs. Our clients are primarily state Medicaid agencies, and managed healthcare organizations. Non-emergency transportation services are provided to eligible members, as defined by our clients most of which may include individuals with limited mobility, people with limited means of transportation, and people with disabilities that prevent them from using conventional methods of transportation. The majority of our programs provide Medicaid non-emergency transportation services to Medicaid members. Utilization rates and vehicle requirements differ depending on the individual’s condition, the location of the individual relative to the final destination, and other available transportation systems. We also provide school transportation services to school children, including special needs students who are physically fragile, or mentally ill children who cannot commute to school via traditional mainstream transportation and/or need to be taken out of school for therapy.

As a transportation logistics manager, we match transportation services with the recipient’s needs. We employ a proprietary information technology platform and operational processes to manage the transportation services that we outsource to a network of local third party transportation providers. We typically do not provide direct transportation to end users. Rather, to fulfill requests under our contracts, we subcontract with local transportation providers, such as multi-passenger and wheelchair equipped vans, taxi companies and ambulance companies. We receive transportation requests from members or their representatives (such as social workers) and arrange for the least costly and most effective transportation. We process transportation requests at one of our 16 regional reservation centers and assign appropriate local transportation providers. These decisions are aided by our proprietary logistics software. After we assign an appropriate transportation provider to the member we carefully monitor the transportation service provided to ensure that the transport was completed before we pay the transportation vendor. We do not normally pay for services if the member does not show up for transport or if the transport is not completed. A majority of the requests for transportation are standing orders, mostly for patients who require frequent, recurring services such as dialysis treatment. Other transportation requests are required to be scheduled with 48 to 72 hour advance notice, with a small number of requests scheduled on the same day, such as with hospital discharges.

We subcontract with larger transportation companies as well as a number of diverse, small, local companies in order to provide superior coverage in both urban and rural areas. In each region that we serve, we actively manage a network of local transportation providers. As part of this comprehensive management we provide screening and credentialing of drivers and transportation companies, provide program rule orientation, and monitor performance on an ongoing basis through field audits, performance reporting and other reviews. Each of our state operations uses multiple transportation providers in our network, with an average provider fleet size of less than 10 vehicles. To ensure compliance and safety quality standards for all third party transportation providers, we perform a credentialing process on all of our network transportation providers who must meet minimum standards set by us and our payers. These standards include: (i) successful completion of criminal and driving record checks; (ii) required drug testing; (iii) required driver and program training on such things as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, defensive driving, patient sensitivity, cultural diversity, first aid; (iv) inspections, both scheduled and random of provider owned and or leased vehicles and communication systems; and (v) insurance coverage that complies with federal and/or state statutory requirements. We contract with third party transportation providers for trips on a per completed trip basis. Our subcontracts do not contain volume guarantees and can be cancelled with or without cause given 45 days notice.

Revenue and payers. We contract primarily with state and local government entities and, managed healthcare organizations. Approximately 83% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. These contracts are generally structured with per member per month rates based on a defined scope of work and population to be served. Typical state payer contracts cover three to five years with renewal options and range in size from approximately $1 million to $110 million annually. Approximately 17% of our non-emergency transportation services revenue is derived from fee-for-service and fixed cost contracts. Our school transportation contracts are with local governments and are paid on a per trip basis or per bus per day basis.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of New Jersey, we derived approximately 15%, 18% and 15% of our non-emergency transportation services revenue for the years ended December 31, 2010, 2011 and 2012, respectively. Additionally, under our contract with the State of Virginia’s Department of Medical Assistance Services we derived approximately 13%, 13% and 10% of our non-emergency transportation services revenue for the years ended December 31, 2010, 2011 and 2012, respectively. Our next three largest payers in the aggregate comprised approximately 21%, 19% and 18% of our non-emergency transportation services revenue for the years ended December 31, 2010, 2011 and 2012, respectively.

Our contracted per member per month fee is predicated on actual historical transportation data for a defined population and geographical region, future assumptions on key cost and program drivers, actuarial analysis performed in-house as well as by third party actuarial firms and actuarial analyses provided by our payers. Typically our government contracts are cancellable for cause with 180 days to 365 days notice. Our contract pricing is regularly revisited and may be reset based on actual experience under the contract with adjustments for membership fluctuations and such inflation factors as cost of labor, fuel, insurance and utilization increases and decreases stemming from program re-designs.

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

Sales and marketing. With respect to our non-emergency transportation services sales and marketing strategy, we focus on providing information to key legislators and agency officials. We pursue potential opportunities through various methods including engaging lobbyists to assist in tracking legislation and funding that may impact non-emergency transportation programs, and monitoring state websites for upcoming request for proposals. In addition, we generate new business leads through trade shows and conferences, referrals, the Internet and direct marketing. The sales cycle usually takes between 6 to 24 months and there are various decision makers who provide input into the decision to outsource. By providing valuable information to key legislators and agency officials and creating a strong presence in the regions we serve, we are able to solidify the chance of renewal when contract terms expire. Additional payers are targeted within existing states in order to leverage pre-existing provider networks, technology, office and human resources investments. Furthermore, we target key commercial accounts which we define as accounts that are growing and located in multiple geographic areas.

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

Employees

As of December 31, 2012, our operations were conducted with approximately 8,400 clinical, client service representatives and administrative personnel. The operations of the entities we manage under contract were conducted with over 3,000 clinical and administrative personnel.

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

Regulatory environment

Overview. As a provider of social services, we are subject to numerous federal, state and local laws and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. We must also comply with state and local licensing requirements and requirements for participation in Medicaid, federal block grant requirements, requirements of various state Children’s Health Insurance Programs, or CHIP, and contractual requirements imposed upon us by the state and local agencies with which we contract for such health care and social services. CHIP is a federal program providing benefits administered by states that submit plans for health benefits for children whose parents meet certain financial needs tests. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide.

In addition, our revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies, including Medicaid. A significant decline in expenditures, shift of expenditures or funding could cause payers to reduce their expenditures under those contracts or not renew such contracts, either of which could have a negative impact on our future operating results. As funding under our contracts is dependent in part upon federal funding, such funding changes could have a significant effect upon our business.

The healthcare industry is highly regulated and the federal and state laws that affect our business are significant. Federal law and regulations are based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon a state’s authority to license certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that may affect our business, include, but are not limited to the following:

•	false and other improper claims;

•

HIPAA and its privacy, security and code set regulations, along with evolving state laws protecting patient privacy and requiring notifications of unauthorized access to, or use of, patient medical information;

•	civil and monetary penalties law;

•	anti-kickback laws;

•	the Stark Law and other self-referral and financial inducement laws;

•	state licensure laws.

A violation of these laws could result in civil and criminal penalties, the refund of monies paid by government and/or private payers, our exclusion from participation in federal healthcare payer programs, and/or the loss of our license to conduct business within a particular state’s boundaries. Although we believe that we are able to maintain material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or applicable law enforcement or regulatory authority, could result in an adverse determination that could harm our business. Furthermore, the laws applicable to our business are subject to change, interpretation and amendment, which could adversely affect our ability to conduct its business.

Federal Law. Federal healthcare laws apply in any case in which we are providing an item or service that is reimbursable by a federal healthcare payer program. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims with federal healthcare payer programs and those that prohibit unlawful inducements for the referral of business reimbursable under federal healthcare payer programs.

False and Other Improper Claims. Under the federal False Claims Act (31 U.S.C. §§ 3729-3733), the government may fine us if we knowingly submit, or participate in submitting, any claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. A provider can be found liable not only for submitting false claims with actual knowledge, but also for doing so with reckless disregard or deliberate ignorance of such falseness. In addition, knowingly making or using a false record or statement to receive payment from the federal government is also a violation. Recent amendments to the False Claims Act extend liability for “knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the government.” Consequently, a provider need not take an affirmative act to conceal or avoid an obligation to the government, but the mere retention of an overpayment from the government could lead to potential liability under the False Claims Act.

If we are ever found to have violated the False Claims Act, we could be required to make significant payments to the government (including damages and penalties in addition to the reimbursements previously collected) and could be excluded from participating in federal healthcare programs. Many states also have similar false claims statutes. In addition, healthcare fraud is a priority of the U.S. Department of Justice, Office of Inspector General and the Federal Bureau of Investigation and state Attorneys General. These agencies have devoted a significant amount of resources to investigating healthcare fraud.

While the criminal statutes generally are reserved for instances evidencing fraudulent intent, the civil and administrative penalty statutes are being applied by the federal government in an increasingly broad range of circumstances. Examples of the types of activities giving rise to liability for filing false claims include billing for services not rendered, misrepresenting services rendered (i.e., mis-coding) and applications for duplicate reimbursement. Additionally, the federal government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The federal government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. Criminal penalties also are available in the case of claims filed with private insurers if the federal government shows that the claims constitute mail fraud or wire fraud or violate any of the federal criminal healthcare fraud statutes.

State Medicaid agencies and state Attorneys General also have authority to seek criminal or civil sanctions for fraud and abuse violations. In addition, private insurers may bring actions under state false claim laws. In certain circumstances, federal and state laws authorize private whistleblowers to bring false claim or “qui tam” suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, the federal government has engaged a number of nongovernmental-audit organizations to assist it in tracking and recovering false claims for healthcare services.

Governmental investigations and whistleblower “qui tam” suits against healthcare companies have increased significantly in recent years and have resulted in substantial penalties and fines. Although we plan to monitor our billing practices for compliance with applicable laws, such laws are very complex and we might not be able to detect all errors or interpret such laws in a manner consistent with a court or an agency’s interpretation.

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

On February 17, 2009, the Health Information Technology for Economic and Clinical Health Act, or HITECH, was enacted as part of the American Recovery and Reinvestment Act of 2009, ARRA, to, among other things, extend certain of HIPAA’s obligations to parties providing services to health care entities covered by HIPAA known as “business associates,” impose new notice of privacy breach reporting obligations, extend enforcement powers to state attorney generals and amend the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA, establishing four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office of Civil Rights of the Department of Health and Human Services and states are increasing their investigations and enforcement of HIPAA compliance. We have taken steps to ensure compliance with HIPAA and we are monitoring compliance on an ongoing basis.

Lastly, on January 17, 2013, DHHS released the HITECH Final Rule. This recently released HITECH Final Rule imposes various new requirements on covered entities and business associates, and also expands the definition of “business associates.” Although we plan to be in material compliance with these above-mentioned privacy and security laws, they are expected to impact us operationally and financially and will pose increased regulatory risk.

Federal and state anti-kickback laws

Federal law commonly known as the “Anti-Kickback Statute” prohibits the knowing and willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce:

•	the referral of an individual for a service for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs; or

•

the ordering, purchasing, leasing, or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs.

Interpretations of the Anti-Kickback Statute have been very broad and under current law, courts and federal regulatory authorities have stated that this law is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-Kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals.

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

We believe that our operations are in material compliance with applicable Medicare and Medicaid fraud and abuse laws. We seek to structure all applicable arrangements to comply with applicable safe harbors where reasonably possible. There is a risk however, that the federal government might investigate such arrangements and conclude they violate the Anti-Kickback Statute. If our arrangements are found to violate the Anti-Kickback Statute, we, along with our clients would be subject to civil and criminal penalties, which may include exclusion from participation in government reimbursement programs, and our arrangements would not be legally enforceable, which could materially and adversely affect our business.

Many states, including some where we do business, have adopted similar anti-kickback laws that are similar to the federal Anti-Kickback Statute. Some of these state laws are very closely patterned on the federal Anti-Kickback Statute; others, however, are broader and reach reimbursement by private payers. If our activities were deemed to be inconsistent with state anti-kickback or illegal remuneration laws, we could face civil and criminal penalties or be barred from such activities, any of which could harm our business.

Federal and State Self-Referral Prohibitions

We may be subject to federal and state statutes banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Section 1877 of the Social Security Act, or the Stark Law, prohibits physicians from making a “referral” for “designated health services” for Medicare (and in many cases Medicaid) patients from entities or facilities in which such physicians directly or indirectly hold a “financial relationship”.

A financial relationship can take the form of a direct or indirect ownership, investment or compensation arrangement. A referral includes the request by a physician for, or ordering of, or the certifying or recertifying the need for, any designated health services.

Certain services that we provide may be identified as “designated health services” for purposes of the Stark Law. We cannot assure you that future regulatory changes will not result in other services we provide becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.

Many states, including some states where we do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where we operate have laws similar to the Stark Law prohibiting physician self-referrals. We contract with a significant number of social services providers and practitioners, including therapists, physicians and psychiatrists, and arrange for these individuals or entities to provide services to our clients. While we believe that these contracts are in compliance with the Stark Law, no assurance can be made that such contracts will not be considered in violation of the Stark Law.

Healthcare Reform. On March 23, 2010, the President of the United States signed into law comprehensive health reform through the Patient Protection and Affordable Care Act (Pub. L. 11-148), or PPACA. On March 30, 2010, the President signed a reconciliation budget bill that included amendments to the PPACA (Pub. L. 11-152). These laws in combination form the “Health Care Reform Act” referred to herein. The changes to various aspects of the healthcare system in the Health Reform Act are far-reaching and include, among many others, substantial adjustments to Medicare reimbursement, establishment of individual mandates for healthcare coverage, extension of coverage to certain populations, restrictions on physician-owned hospitals, and increased efficiency and oversight provisions.

Some of the provisions of the Health Care Reform Act took effect immediately, while others will take effect later or will be phased in over time, ranging from a few months following approval to ten (10) years. Due to the complexity of the Health Care Reform Act, it is likely that additional legislation will be considered and enacted. The Health Care Reform Act requires the promulgation of regulations that will likely have significant effects on the health care industry and third party payers. Thus, the healthcare industry and our operations may be subjected to significant new statutory and regulatory requirements and contractual terms and conditions, and consequently to structural and operational changes and challenges.

The Health Care Reform Act also implements significant changes to healthcare fraud and abuse laws that will intensify the risks and consequences of enforcement actions. These include expansion of the False Claims Act by: (a) narrowing the public disclosure bar; and (b) explicitly stating that violations of the Anti-Kickback Statute trigger false claims liability. In addition, the Health Care Reform Act lessens the intent requirements under the Anti-Kickback Statute to provide that a person may violate the statute without knowledge or specific intent. The Health Care Reform Act also provides new funding and expanded powers to investigate fraud, including through expansion of the Medicare Recovery Audit Contractor (RAC) program to Medicare Parts C and D and Medicaid. Finally, the legislation creates enhanced penalties for noncompliance, including increased criminal penalties and expansion of administrative penalties under Medicare and Medicaid. Collectively, such changes could have a materially adverse impact on our operations.

State Law.

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

Additional information

Our website is www.provcorp.com. We make available, free of charge at this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. In addition, we will provide, at no cost, paper or electronic copies of our Forms 10-K, 10-Q and 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission. Requests for such filings should be directed to Robert Wilson, Chief Financial Officer, telephone number: (520) 747-6600.

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

•

The domestic economic uncertainty could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

•

We may not be able to borrow additional funds under our current credit facilities and may not be able to expand our current facility if participating lenders become insolvent or their liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term particularly if its maturity is accelerated as discussed below or renew it on terms that are favorable to us.

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

•	Prices:

•	Certain markets have experienced and may continue to experience contraction, which would negatively impact our average fees and revenue.

Our indebtedness may harm our financial condition and results of operations.

As of December 31, 2012, our total consolidated long-term debt was $130 million. On March 11, 2011, we refinanced our then existing debt under a new credit agreement. Under the repayment terms of the new credit agreement, we are obligated to repay the term loan in quarterly installments on the last day of each calendar quarter, which commenced on June 30, 2011, so that the following percentages of the outstanding principal amount will be paid as follows: 10% in year one, 10% in year two, 15% in year three, 15% in year four and the remaining balance in year five. As discussed below, the maturity date of our credit facility could be accelerated.

Our level of indebtedness could have important consequences to us, including:

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

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in these agreements, we would be in default. In the event we are not in compliance with the financial and operating covenants, it is uncertain whether the lenders will grant waivers for our non-compliance. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our credit facility or our 6.5% convertible senior subordinated notes due in 2014, or the Notes. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

Our liquidity may be materially and adversely affected in the event that the maturity date of our credit facility is accelerated.

Our credit facility matures on March 11, 2016; provided however that, if there are more than $25.0 million in aggregate principal amount of our Notes outstanding on September 30, 2013, the credit facility will terminate and all amounts outstanding thereunder will be due and payable in full on November 15, 2013, unless we have provided the administrative agent with cash collateral on or before September 30, 2013 in an amount sufficient to repay the aggregate outstanding principal amount of the Notes. In the event that there is more than $25.0 million in aggregate principal amount of our Notes outstanding on September 30, 2013, the maturity date will be automatically reinstated to March 11, 2016 if: (i) we reduce the principal amount of the Notes to an aggregate amount of no more than $25.0 million on a date prior to November 15, 2013, (ii) we have availability under the revolving credit facility plus unrestricted cash in an amount at least equal to the aggregate outstanding principal amount of the Notes on such date and (iii) there is no default or event of default under the credit facility on such date. If the debt outstanding under the credit facility is accelerated and we were unable to pay in full our obligations thereunder by refinancing the debt outstanding under our credit facility or obtain new financing and we are unable to obtain sufficient cash to provide the cash collateral required, we would have to consider other options, such as the sale of assets, sales of equity and/or negotiations with our lenders to restructure the applicable indebtedness. There is no guarantee that we will be able to do so, in which case we may have to significantly reduce our spending and may be unable to execute our existing short- or long-term business plan, and our liquidity and results of operations may be materially adversely affected. Lack of access to the credit market could negatively impact our ability to operate our business and to execute our business strategy. Due to the changes in the global credit market in the recent past, there has been deterioration in the credit and capital markets and access to financing is limited and uncertain. If the capital and credit markets continue to experience weakness and the availability of funds remains limited, we may incur increased costs associated with any additional financing we may require for future operations or we may be unable to obtain such financing at all.

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

However, the Deficit Reduction Act of 2005, or Deficit Reduction Act, requires states that desire to impose provider taxes to impose taxes on all managed care organizations, not just Medicaid managed care organizations. This uniformity requirement as it relates to taxing all managed care organizations may make states more reluctant to use provider assessments as a vehicle for raising matching funds and, thus, reduce the amount of funding that the states receive and have available. Moreover, under the Deficit Reduction Act, states may be allowed to reduce the benefits provided to certain Medicaid enrollees, which could affect the services that states contract for with us. We cannot make any assurances that these Medicaid changes will not negatively affect the funding under our contracts.

As funding under our contracts is dependent in part upon federal funding, such funding changes could have a significant effect upon our business.

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

We conduct business in a heavily regulated healthcare industry; compliance with existing regulations is costly and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability.

The healthcare industry is subject to extensive federal and state regulation relating to, among other things:

•	professional licensure;

•	conduct of operations;

•	addition of facilities, equipment and services, including certificates of need;

•	coding and billing for services; and

•	payment for services.

Both federal and state government agencies have increased coordinated civil and criminal enforcement efforts related to the healthcare industry. Regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. Medicare and Medicaid anti-fraud and abuse laws prohibit certain business practices and relationships related to items and services reimbursable under Medicare, Medicaid and other governmental healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program. Federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare and Medicaid. We have implemented compliance policies to help assure our compliance with these regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services or the manner in which we conduct our business.

We could be subject to actions for false claims if we do not comply with government coding and billing rules which could harm our business.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm our business. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed and/or under various state statutes which prohibit the submission of false claims for services covered. It could further result in criminal liability under various federal and state criminal or civil statutes. While we plan to carefully and regularly review our documentation, coding and billing practices, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with the federal Anti-kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could materially harm us.

The federal Anti-kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by a federally funded healthcare program. Any of our financial relationships with healthcare providers will be potentially implicated by this statute to the extent Medicare or Medicaid referrals are implicated. Violations of the Anti-kickback Statute could result in substantial civil or criminal penalties, including criminal fines of up to $25,000 per violation, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law (42 U.S.C. 1320a-7a) of up to $50,000 per violation, plus three times the remuneration involved, civil penalties under the False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. Any such penalties could have a significant negative effect on our operations. Furthermore, the exclusion, if applied to us, could result in significant reductions in our revenues, which could materially and adversely affect our business, financial condition and results of our operations. In addition, many states have adopted laws similar to the federal Anti-kickback Statute.

If we fail to comply with physician self-referral laws, to the extent applicable to our business operations, we could incur a significant loss of reimbursement revenue.

We may be subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship and billing for services provided pursuant to such referrals if any occur. Violation of these federal and state laws and regulations, to the extent applicable to our business operations, may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from Medicare and Medicaid programs. To the extent we do maintain such financial relationships with physicians, we plan to rely on certain exceptions to self-referral laws that we believe will be applicable to such arrangements.

We will be subject to potential risks as a result of the regulations relating to privacy and security of patient information.

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under HIPAA, contain provisions that:

•	protect individual privacy by limiting the uses and disclosures of patient information;

•	require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and

•	prescribe specific transaction formats and data code sets for certain electronic healthcare transactions.

Compliance with state and federal laws and regulations is costly and requires our management to expend substantial time and resources. Further, the HIPAA regulations and state privacy laws expose us to increased regulatory risk, as the penalties associated with a failure to comply, even if unintentional, could have a material adverse effect on our business, financial condition and results of operations.

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

We provide, or manage the provision of, government sponsored social services and non-emergency transportation services to individuals and families who are eligible for government assistance pursuant to federal mandate with respect to government sponsored social services and members of the disability community, or senior citizens with respect to non-emergency transportation services under various contracts with state and local governmental entities. We generate a significant amount of our revenues from a few payers under a small number of contracts. For example, in 2010, 2011 and 2012 we generated approximately 48.8%, 48.6% and 48.5%, respectively, of our total revenue from ten payers. Additionally, our top five payers related to our NET Services operating segment represent, in the aggregate, approximately 49%, 49% and 43%, respectively, of our NET Services operating segment revenue for the years ended December 31, 2010, 2011 and 2012. The top five payers related to our Social Services operating segment represent, in the aggregate, approximately 36%, 38% and 39%, respectively, of our Social Services operating segment revenue for the years ended December 31, 2010, 2011 and 2012. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could materially reduce our revenue.

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

Additionally, approximately 83% of our non-emergency transportation services revenue is generated under capitated contracts with the remainder generated through fee-for service and fixed cost contracts. Under our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local van, cab and ambulance companies on a per ride or per mile basis. We use a “pricing model” to determine applicable contract rates, which take into account factors, such as estimated utilization, state specific data, previous experience in the state and/or with similar services, estimated volume and availability of mass transit. The amount of the fixed monthly per member per month fee is determined in the bidding process but predicated on actual historical transportation data for the subject geographic region (provided by the payer), actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may not be profitable.

Approximately 19.3% and 18.6% of our Social Services segment revenues or approximately 7.4% and 6.0% of our consolidated revenues for the years ended December 31, 2011 and 2012, respectively, were derived from cost based service contracts for which we record revenue based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs, which puts us at risk that we may be required to subsequently refund a portion of the excess funds, if any.

Our cost based service contracts require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. For the years ended December 31, 2011 and 2012, revenues from these contracts represented approximately 7.4% and 6.0% of our total revenues for the respective period. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds.

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

Our reported financial results could suffer if there is an impairment of goodwill or other intangible assets.

Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit. Because we have grown in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Similarly, interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors or in the climate of our business, (3) unanticipated competition, or (4) an adverse action or assessment by a regulator. For example, as discussed in more detail below in “Item 7. Management’s Discussion and Analysis of Financial Condition”, given the reorganization of the service delivery system in British Columbia, Canada, during 2012, we determined that events, referred to as triggering events, had occurred during the three and nine months ended September 30, 2012 that would require us to perform an interim period goodwill impairment test as of September 30, 2012. Based on the results of our interim asset impairment test as of September 30, 2012 and our annual asset impairment test completed as of December 31, 2010, 2011 and 2012, we determined that none of our goodwill was impaired as of such dates. However, if events occur or circumstances change, we may be required to record an impairment adjustment to our goodwill or other intangible assets which could have a material adverse impact on our results of operations and financial condition.

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

We are in the social services and non-emergency transportation services businesses which are subject to lawsuits and claims. A substantial award could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee or a third party we engage to assist with the provision of services, including but not limited to, claims arising out of accidents involving vehicle collisions, and various claims that could result from employees or contracted third parties driving to or from interactions with clients and while providing direct client services. We are also subject to claims alleging we did not properly treat an individual or failed to properly diagnose and/or care for a client. We can be subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law and permitting issues. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, certain wage and hour violations or punitive damages, could adversely affect our cash flow and financial condition.

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

We are reinsured with regard to a substantial portion of our general liability, professional liability and workers’ compensation insurance. We also reinsure the general liability, professional liability, workers’ compensation insurance, and automobile liability of certain designated affiliated entities and independent third party transportation providers over various policy years under reinsurance programs through our two wholly-owned captive insurance subsidiaries. Although, effective February 15, 2011, we did not renew our reinsurance agreement and will not assume liabilities for policies that cover the general liability, automobile liability, and automobile physical damage coverage of our independent third party transportation providers after that date, we will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies. In the event that actual reinsured losses increase unexpectedly or exceed actuarially determined estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in cost, we will continue to evaluate the levels and types of insurance we include in our self-insurance program. Any increase to this program increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

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

We have made, and anticipate that we will continue making strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the same historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies, or that the acquisitions will not adversely affect our results of operations or financial condition.

We continually review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer growth opportunities. In connection with our acquisition strategy, we could issue stock that would dilute existing stockholders’ percentage ownership and/or we could incur or assume substantial debt or assume contingent liabilities. Acquisitions involve numerous risks, including, but not limited to, the following:

•	problems assimilating the purchased operations;

•	unanticipated costs and known and unknown legal or financial liabilities associated with an acquisition and an acquired entity;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with customers;

•	entering markets in which we have limited or no experience;

•	potential loss of key employees of purchased organizations;

•	the incurrence of excessive leverage in financing an acquisition;

•	failure to maintain and renew contracts;

•	unanticipated operating, accounting or management difficulties in connection with an acquisition; and

•	dilution to our earnings per share.

We cannot assure you that we will be successful in overcoming problems encountered in connection with any acquisition and our inability to do so could disrupt our operations and adversely affect our business.

Our success depends on our ability to compete effectively in the marketplace.

In our Social Services segment, we compete for clients and for contracts with a variety of organizations that offer similar services. Most of our competition consists of local social services organizations that compete with us for local contracts such as United Way supported agencies and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in existing markets for foster care services. In addition, many institutional providers offer some type of community based care including such organizations as The GEO Group, Inc. and The Devereaux Foundation. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients and/or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate our social services business. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

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

Our business is subject to state licensing regulations and other regulatory provisions, including regulatory provisions governing surveys, and audits and changes to or violations of these regulations could negatively impact our revenues.

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

Our business is subject to security breaches and attacks.

We provide social services and therefore our information technology systems store customer information protected by numerous federal and state regulations. Since our systems include interfaces to third-party stakeholders, often connected via the Internet, we are subject to cybersecurity risks. The nature of our business, where services are often performed outside a secured location, adds additional risk. While we have implemented measures to detect and prevent security breaches and cyber-attacks, our measures may not be effective. Any security breach or loss of data could adversely affect our business and, as a result, we could incur liability, regulatory actions, fines or litigation.

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

As part of the service delivery system reorganization that took place in British Columbia during 2012, all of the contracts for services in this market expired and new contracts were put up for bid. The new contracts combined federal and provincial funding streams and services which were previously contracted separately. As a result, WCG is experiencing an increase in competition as providers who contract for federal dollars have entered the market in which WCG operates. To date, due primarily to an increased level of competition and a decrease in the number of services funded in British Columbia, WCG has been unable to regain the level of business it enjoyed prior to the reorganization of the service delivery system. Increased competition in this market may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could further harm our international business.

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

Rising gasoline prices can result in higher unit cost paid to our subcontracted network as well as higher utilization of our non-emergency transportation services which could negatively impact our operating margins.

During 2012, our NET Services segment experienced an increase in utilization of our non-emergency transportation services as compared to prior periods partially due to rising gasoline prices. Rising gasoline prices result in more clients utilizing our non-emergency transportation services as they are unable to economically sustain transportation of their own, which may result in increased costs and levels of service required under our capitated contracts, resulting in a loss of profitability in the segment. In addition, rising gasoline prices could result in increased non-emergency transportation costs as we may not be able to pass on the costs charged by transportation providers with whom we subcontract. Sustained increases in gasoline prices could adversely affect our operating margins.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our approximately 11,000 square foot corporate office building in Tucson, Arizona under a five year lease, with two additional three year renewal options. The lease is currently in its third year. The monthly base rental payment under this lease as of December 31, 2012 in the amount of approximately $18,100 is subject to an annual Consumer Price Index adjustment increase over the initial term of the lease. We also lease office space for other administrative services in Tucson. The lease terms vary and are in line with market rates. In connection with the performance of our contracts and the contracts of our managed entities within our Social Services segment, we lease 316 offices and the entities we manage lease 132 offices for management and administrative functions. In connection with the performance of our contracts within our NET Services segment, we lease 36 offices for management and administrative functions. The lease terms vary and are generally at market rates.

We acquired a 5,760 square foot office building in Pottsville, Pennsylvania in connection with the acquisition of Providence Community Services, Inc. (formerly known as Pottsville Behavioral Counseling Group, Inc.), which is free of any mortgage. Additionally, with the acquisition of ReDCo, we acquired approximately 40 buildings in Pennsylvania which are free from any mortgages.

In 2010, we purchased land and a 46,188 square foot four-story shell building adjacent to our corporate office for cash. We expect to utilize the building for certain information technology operations and sublease and/or sell other space within the building. With this additional space we believe that our properties are adequate for our current business needs. Further, we believe that we can obtain adequate space to meet our foreseeable business needs.

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

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 12, 2013, there were five holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2012
Fourth Quarter	$16.99	$9.70
Third Quarter	$13.95	$9.56
Second Quarter	$15.78	$12.70
First Quarter	$15.94	$12.85
2011
Fourth Quarter	$14.20	$9.36
Third Quarter	$13.51	$8.35
Second Quarter	$15.09	$11.34
First Quarter	$18.00	$13.38

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Nasdaq Health Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2007.

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

The following table sets forth selected consolidated financial data, other financial data and other data. The selected consolidated financial data for the years ended December 31, 2010, 2011 and 2012 and as of December 31, 2011 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2008 and 2009 and as of December 31, 2008, 2009 and 2010 are derived from our audited consolidated financial statements not included in this report. You should read this information with our consolidated financial statements and the related notes and Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Fiscal Year Ended December 31,
	2008 (1)(4)(6)(9)	2009 (1)(8)(9)	2010 (1)(8)(9)	2011 (1)(4)(8)(9)(11)	2012 (8)(12)(13)(14)
	(dollars in thousands)
Statement of operations data:
Revenues:
Home and community based services	$258,003	$289,007	$292,735	$314,556	$309,300
Foster care services	32,343	37,284	35,548	34,204	33,534
Management fees	20,217	14,447	13,638	12,679	12,397
Non-emergency transportation services	381,107	460,275	537,776	581,541	750,658

Total revenues	691,670	801,013	879,697	942,980	1,105,889
Operating expenses:
Client service expense	253,652	275,126	289,152	304,407	304,084
Cost of non-emergency transportation services	356,271	415,300	474,129	539,417	706,692
General and administrative expense	48,412	44,010	46,461	48,861	53,383
Asset impairment charges	169,930	—	—	—	2,506
Depreciation and amortization	12,722	12,852	12,652	13,656	15,023

Total operating expenses	840,987	747,288	822,394	906,341	1,081,688

Operating income (loss)	(149,317)	53,725	57,303	36,639	24,201
Non-operating (income) expenses
Interest expense, net	18,599	20,432	16,011	10,001	7,508
Loss on extinguishment of debt	—	—	—	2,464	—
(Gain) on bargain purchase	—	—	—	(2,711)	—

Income (loss) before income taxes	(167,916)	33,293	41,292	26,885	16,693
Provision (benefit) for income taxes	(12,311)	12,167	17,665	9,945	8,211

Net income (loss)	$(155,605)	$21,126	$23,627	$16,940	$8,482

	Fiscal Year Ended December 31,
	2008 (4)(6)	2009	2010 (10)	2011 (4)(10)	2012 (10)(13)(14)
	(dollars in thousands, except per share data and “Other data”)
Net earnings (loss) per share data:
Diluted	$(12.42)	$1.60	$1.78	$1.27	$0.64
Weighted average shares outstanding:
Diluted	12,532	13,211	14,965	13,322	13,355
Other financial data:
Managed entity revenue(1) (unaudited)	$242,855	$216,628	$209,781	$183,203	$172,034
Other data(2) (unaudited):
States served(2)	43	43	43	42	42
Locations	438	427	435	501	526
Employees	10,473	10,414	10,309	10,555	11,471
Direct	6,271	7,015	6,983	7,596	8,393
Managed	4,202	3,399	3,326	2,959	3,078
Contracts	1,039	1,005	982	972	918
Direct	716	734	704	709	640
Managed	323	271	278	263	278
Clients:
Social Services:
Direct	62,820	62,213	58,088	60,956	51,584
Managed	24,494	19,645	19,766	19,662	20,824
Non-emergency transportation services(3)	6,326,442	7,697,125	8,232,202	11,318,902	15,084,571

	As of December 31,
	2008(6)	2009(7)	2010(7)	2011(11)	2012(5)(13)
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$29,364	$51,157	$61,261	$43,184	$55,863
Total assets	365,663	383,107	386,933	379,053	391,737
Long-term obligations, including current portion	237,759	204,213	182,304	150,493	130,000
Other liabilities	90,013	116,556	115,880	119,537	143,050
Total stockholders’ equity	37,891	62,338	88,749	109,023	118,687

(1)

Represents revenues of the not-for-profit social services organizations we manage under contract. We do not recognize the revenues of these entities in our consolidated financial statements. We provide substantially all administrative functions for these entities and a significant portion of our management fees is based on a percentage of their revenues. Therefore, we believe that the presentation of revenue of the entities we manage under contract provides investors with an additional measure of the size of the operations under our administration and can help them understand trends in our management fee revenue. As a result of our acquisition of substantially all of the assets in Illinois and Indiana of Camelot Community Care, Inc., or CCC, on September 30, 2008, we began consolidating the financial results of these operations on October 1, 2008, which resulted in a decrease in revenue of the entities we manage under contract of approximately $9.5 million for 2009 as compared to 2008. An additional decrease of $14.0 million was attributable to a managed entity for which we ceased providing significant services beginning in 2009. The impact of our acquisition and consolidation of substantially all of the assets in Illinois and Indiana of CCC in September 2008 and the effect of changes made to management services arrangements with certain of our managed entities effective January 1, 2009 resulted in a decrease in management fees revenue of approximately $5.8 million for 2009 as compared to 2008. The decrease in management fees for 2010 as compared to 2009 was primarily attributable to one of our managed entities disposing of assets resulting in less revenue earned by the entity. Our management fees are based on the managed entity’s revenue and resulted in a decrease in our management fees. As a result of our acquisition of ReDCo on June 1, 2011, we began consolidating the financial results of this entity, which resulted in a decrease in revenue of the entities we manage under contract of approximately $31.3 million for 2011 as compared to 2010, as well as a decrease in management fees of approximately $1.1 million for 2011 as compared to 2010. Additionally, this acquired entity contributed $20.3 million of home and community based service revenue during 2011.
(2)	“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned and managed entities. “Clients” data represents the number of clients served during the last month of the period presented for owned and managed entities. “States served” excludes the District of Columbia, British Columbia and Alberta, Canada. “Direct” refers to the employees, contracts and clients related to contracts made directly with payers. “Managed” refers to the employees, contracts and clients related to management agreements with not-for-profit organizations. Employees are designated according to their primary employer although employees may provide services under both direct and managed contracts.
(3)	Non-emergency transportation services clients represent the number of individuals eligible to receive non-emergency transportation services.
(4)	Several acquisitions were completed in the fiscal years ended December 31, 2008 and 2011, which affected the comparability of the information reflected in the selected financial data. See the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for more information.
(5)	In February 2007, the Board approved a stock repurchase program whereby we may repurchase shares of our common stock from the open market from time to time. During 2012, we spent approximately $3.5 million to purchase 293,600 shares of our common stock in the open market under this program. The shares of our common stock repurchased were placed into treasury. No shares of our common stock were repurchased under this program during 2008, 2009, 2010 and 2011.
(6)	In 2008, due to the significant and sustained decline in our market capitalization and the uncertainty in the state payer environment including related budgetary decisions, we initiated intangible asset impairment valuations and, based on the results, we recorded impairment charges totaling approximately $169.9 million related to our goodwill and other intangible assets for the year ended December 31, 2008.
(7)	In the fourth quarter of 2009 and the first quarter of 2010, we prepaid $20.0 million and $5.0 million, respectively, of our term loan debt under the credit and guaranty agreement, as amended. Our current and long-term debt obligations decreased to approximately $182.3 million at December 31, 2010 from $204.2 million at December 31, 2009 and from $237.8 million at December 31, 2008.
(8)	Non-emergency transportation services revenues for 2009, 2010, 2011 and 2012 was positively impacted by the effect of: (1) membership increases related to new and existing contracts, (2) geographical and program expansions in certain markets and (3) rate adjustments, both positive and negative throughout a number of contracts due to increased utilization, program enhancements and competitive procurements awarded. In addition, utilization of our education and other school-based programs increased significantly in 2009 until present when compared to the utilization levels in 2008. Further, we experienced higher utilization in 2012 as compared to 2011 due to the impact of an unusually mild winter in certain of our markets and the sustained high level of gas prices across the country. We also incurred additional operating and implementation costs for 2012 as compared to 2011 related to market expansions and new contracts including staffing, training, travel and outreach communication material costs. For a more detailed discussion of the effects of the events noted above on our revenue and operating margin for 2012 as compared to 2011 and 2011 as compared to 2010, see the year-to-year analysis included in Item 7 “Management’s Discussion of Financial Condition and Results of Operations” of this report.
(9)

Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2009, 2010, 2011 and 2012 due primarily to state income taxes, net of federal benefit and other non-deductible expenses. In 2012, the effective tax rate was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a June 2011 acquisition and unfavorably impacted by lower income before income taxes, which was partially due to the $2.5 million asset impairment charge recorded in 2012. In 2011, these items were partially offset by the impact of the gain on bargain purchase of approximately $2.7 million related to a June 2011 acquisition, recorded net of deferred taxes, which is not subject to income taxation. Additionally, in 2009, these items were partially offset by total tax benefits of $1.4 million recognized during the three months ended September 30, 2009 related to the true-up of our tax provision from the filing of our 2008 United States federal and state tax returns. The $1.4 million true up was primarily attributable to reconciling our estimated liabilities using a blended state tax rate to actual state tax return amounts. For 2008, approximately $133.2 million of the total goodwill impairment charge of approximately $156.7 million was not deductible for income tax purposes as the goodwill was related to our acquisition of the equity interest in several businesses. As a result, our effective income tax rate for 2008 decreased.
(10)	The decrease in the number of direct clients served from 2009 to 2010 was primarily due to the termination of certain programs and a change in eligibility requirements related to our work force development services. The increase in the number of individuals eligible to receive non-emergency transportation services from 2008 to 2012 is due to the population growth of Medicaid eligible beneficiaries as well as the impact of new contracts.
(11)	On March 11, 2011, we executed a new credit facility and paid all amounts due under the existing credit facility with cash in the amount of $12.3 million and proceeds from the new credit facility. The new credit agreement provides us with a senior secured credit facility in aggregate principal amount of $140.0 million, comprised of a $100.0 million term loan facility and a $40.0 million revolving credit facility. In conjunction with the termination of the previous credit facility, we recorded a loss on extinguishment of debt in 2011 of approximately $2.5 million.
(12)	Social Services revenues for 2012 as compared to 2011 were unfavorably impacted by contract amount reductions and terminations and reforms such as managed care, which led to decreased authorizations for services we provide in certain of our markets. In addition, revenue from our Canadian operations declined from 2011 to 2012 due to the impact of a reorganization of the service delivery system in British Columbia and increased competition in this market. For further discussion of the effects of the events noted above on our Social Service revenues for 2012 as compared to 2011, see the year-to-year analysis included in Item 7 “Management’s Discussion of Financial Condition and Results of Operations” of this report.
(13)	Due to the changes in British Columbia described above, we initiated intangible asset impairment valuations of our Canadian business and, based on the results, we recorded impairment charges totaling approximately $2.5 million related to our intangible assets other than goodwill for the year ended December 31, 2012.
(14)	We incurred expense (net of benefit of forfeiture of stock based compensation) of approximately $1.3 million in 2012 for payments related to the retirement of two of our executive officers in 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of our business

We provide government sponsored social services directly and through not-for-profit organizations whose operations we manage under contract, and we arrange for and manage non-emergency transportation services. As a result of and in response to the large and growing population of eligible beneficiaries of government sponsored social services and non-emergency transportation services, increasing pressure on governments to control costs and increasing acceptance of privatized social services, we have grown both organically and by making strategic acquisitions.

In November 2012, our Chief Executive Officer and Chief Financial officer retired and we retained our Lead Director to serve as Interim Chief Executive Officer and hired a new Chief Financial Officer. Our executives will continue to focus on improving operating efficiencies, organic and acquisitive growth, and developing performance management systems designed to enhance and leverage our core competencies. Our core competencies include: enduring customer relationships, geographic reach, breadth of services and experience, management of populations (consisting of covered lives and provider networks), contract bidding infrastructure, managed care contracting experience and technology platform development. By enhancing and leveraging these core competencies, we believe we can benefit from emerging trends in healthcare such as healthcare reform, integrated healthcare (by providing services to individuals who are eligible for both Medicaid and Medicare benefits and by managing more populations eligible to receive our services to reduce the cost of care) and outsourcing of transportation management.

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

During 2012, WCG International Ltd. (our Canadian wholly-owned subsidiary), or WCG, experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia. These matters are described in further detail below. Under the reorganized service delivery system, WCG faces increased competition for services that we believe could adversely affect our ability to gain new business in this market. These factors resulted in a $2.5 million reduction of the net book value of the customer relationships intangible asset. While the reorganization of the service delivery system in British Columbia presents challenges to our operations there, we believe our business model allows us to make adjustments in all of our markets to help mitigate system reforms that could challenge our overall profit margins.

With respect to our non-emergency transportation management services segment, or NET Services, 2012 consisted of ongoing implementations and start-up investments in multiple locations. These implementations included expansions in Connecticut, additional regions in South Carolina and Georgia, new implementations in Texas and Wisconsin as well as New York City, which is a multi-phased implementation by borough and population group.

As of December 31, 2012, we were providing social services directly to over 51,000 unique clients, and had approximately 15.1 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from nearly 395 locations in 42 states, the District of Columbia, United States, and British Columbia and Alberta, Canada.

Our working capital requirements are primarily funded by cash from operations and borrowings from our credit facility, which provides funding for general corporate purposes and acquisitions. Under our credit agreement, if we do not reduce the principal amount of our outstanding 6.5% convertible senior subordinated notes due 2014, or the Notes, to $25 million or less (from $47.5 million at December 31, 2012) by September 30, 2013 and certain other conditions are not met, the maturity date of our current credit facility may accelerate and our obligations under these facilities may become due and payable in 2013, which could have a material adverse affect on our liquidity and capital resources. We will consider a variety of alternatives to address this issue over the next few months, which may include sales of assets or equity, refinancing the debt outstanding under our credit facility or obtaining new financing and/or negotiations with our lenders to restructure the applicable indebtedness. We remain focused on deleveraging our balance sheet and continue to identify opportunities to further expand our service offerings.

How we grow our business and evaluate our performance

Our business has grown internally through organic expansion into new markets, increases in the number of clients served under contracts we or the entities we manage are awarded, and through strategic acquisitions.

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

In all our markets we focus on several key performance indicators in managing our business. Specifically, we focus on growth in the number of clients served, as that particular metric is the key driver of our revenue growth. We also focus on the number of employees and the amount of outsourced transportation cost as these items are our most important variable costs and the key to the management of our operating margins. Going forward we will focus on our core business to make it more efficient and effective by leveraging our technology platforms and expanding our shared services capability.

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

Where we contract to manage the operations of not-for-profit social services organizations, we receive a management fee that is either based upon a percentage of the revenue of the managed entity or a predetermined fee. These revenues are presented in our consolidated statements of income as management fees. Because we provide substantially all administrative functions for these entities and our management fees are largely dependent upon their revenues, we also monitor for management and disclosure purposes the revenues of the entities we manage under contract.

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

Social Services segment

Fee-for-service contracts. Revenue related to services provided under fee-for-service contracts is recognized at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 71.1% and 72.5% of our Social Services segment revenue for 2011 and 2012, respectively.

As services are rendered, documentation is prepared describing each service, time spent, and billing code under each contract to determine and support the value of each service provided. This documentation is used as a basis for billing under our contracts. The billing process and documentation submitted under our contracts vary among our payers. The timing, amount and collection of our revenues under these contracts are dependent upon our ability to comply with the billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to us under a contract or result in adjustments to amounts billed.

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

Cost based service contracts. Revenue from our cost based service contracts is recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred or excess cost per service over the allowable contract rate. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. We annually submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the payers’ year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs. Completion of this review process may take several years from the date we submit a cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to repay amounts previously received.

Our cost reports are routinely audited by our payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts, which historically have not been material, are recorded in our consolidated statement of income in the year of settlement. Cost based service contracts represented approximately 19.3% and 18.6% of our Social Services operating segment revenue for 2011 and 2012, respectively.

Annual block purchase contract. Our annual block purchase contract with The Community Partnership of Southern Arizona requires us to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. We are obliged to provide services only to those clients with a demonstrated medical necessity. Our annual funding allocation amount is subject to increase when our patient service encounters exceed the contract amount; however, such increases in the annual funding allocation amount are subject to government appropriation and may not be approved. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations; however, we cannot guarantee amendments will be approved or that funding will be adequate. Our revenues under the annual block purchase contract for 2011 and 2012 represented approximately 6.1% and 5.4%, respectively, of our Social Services operating segment revenues for each year.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services for these organizations. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. Management fees earned under our management agreements represented approximately 3.5% of our Social Services operating segment revenue in each of 2011 and 2012.

The costs associated with rendering these management services are shown as client service expense and in general and administrative expense in our consolidated statements of income.

NET Services segment

Capitation contracts. Approximately 83% of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with our payers are based on per-member monthly fees for the number of participants in the payer’s program. Aggregate revenue from our top five payers for 2011 and 2012 represented approximately 49% and 43% of our NET Services operating segment revenue for such period, respectively.

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

Our write-off experience for 2011 and 2012 was less than 1.0% of revenue.

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with Accounting Standards Codification, or ASC, Topic 805-Business Combinations. We analyze the carrying value of goodwill at the end of each fiscal year. When analyzing goodwill for impairment we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test described below. If we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would calculate the fair value of the reporting unit and perform the two-step quantitative goodwill impairment test. In connection with our year-end asset impairment test, we reconcile the aggregate fair value of our reporting units to our market capitalization including a reasonable control premium. As part of this annual impairment test, we also compare the fair value of each reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, there is an indication of impairment. If an indication of impairment is identified, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value.

Similarly conducted interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors or in the climate of our business, (3) unanticipated competition, or (4) an adverse action or assessment by a regulator.

In determining whether or not we had goodwill impairment to report for the years ended December 31, 2012, 2011 and 2010, we considered both a market-based valuation approach and an income-based valuation approach when estimating the fair values of our reporting units with goodwill balances as of such dates. In arriving at the fair value of the reporting units, greater weight was attributed to the market approach than the income approach as we place less confidence on the forecasted results after 2013. We weighted the market-based valuation results at 75% and the income-based valuation results at 25% for the majority of our reporting units, which was consistent with our weighting methodology in 2010 and 2011. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate period and then discounting the cash flows to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material adverse effect on our consolidated financial position or results of operations.

Given the reorganization of the service delivery system in British Columbia, Canada during 2012, we evaluated whether events, referred to as triggering events, had occurred during the three and nine months ended September 30, 2012 that would require us to perform an interim period goodwill impairment test in accordance with ASC Topic 350-Intangibles-Goodwill and Other, or ASC 350 as of September 30, 2012. During the nine months ended September 30, 2012, the impact of changes in the above mentioned service delivery system resulted in, among other things, the expiration of all contracts for services under this system. The service delivery system reorganization commenced in the latter part of the first quarter of 2012 (in accordance with the time line the payer set forth) when the payer put up for bid new contracts that combined federal and provincial funding streams and services which were previously contracted separately. Due primarily to an increased level of competition (including over 400 bidders for 60 awards) and a decrease in the number of services funded in this market, WCG was unable to regain the level of business it enjoyed prior to the reorganization of the service delivery system. The impact of this system reorganization was not fully realized until the conclusion of the transition to the new system in the third quarter of 2012 and contributed to a decrease in the financial results of operations of WCG for three and nine months ended September 30, 2012. We determined that these factors were indicators that an interim goodwill impairment test was required under ASC 350.

Based on the results of our interim asset impairment test as of September 30, 2012 and our annual asset impairment test completed as of December 31, 2010, 2011 and 2012, we determined that none of our goodwill was impaired as of such dates. The assumptions used to estimate fair value were based on estimates of future revenue and expenses incorporated in our current operating plans, growth rates and discounts rates, our interpretation of current economic indicators and market valuations. Significant assumptions and estimates included in our current operating plans were associated with revenue growth, profitability, and related cash flows. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting units. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the lack of sufficient funds allocated by our state and local government payers to compensate us for the level of services we currently provide or the potential increased level of service we may be required to provide in the future due to the impact of the current economic downturn, and loss of a significant contract.

As of December 31, 2012, the amount of goodwill allocated to WCG was approximately $2.4 million. Based on the results of our annual asset impairment test completed as of December 31, 2012, we determined that, although our goodwill related to WCG was not impaired, the percentage by which the fair value of WCG exceeded the carrying value of its total assets was approximately 1%. In light of the nominal excess of fair value over current carrying values, management cannot guarantee that impairments of WCG’s goodwill will not occur in future periods. The fair values of our other reporting units exceeded their carrying values by a range of 15% to 77%.

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

In connection with our interim asset impairment analysis conducted as of September 30, 2012, we determined that, for the same reasons noted above related to our goodwill impairment analysis, the value of the customer relationships acquired in connection with our acquisition of WCG was impaired as of September 30, 2012. Consequently, we recorded a non-cash charge of approximately $2.5 million in our Social Services operating segment to reduce the carrying value of customer relationships acquired in connection with our acquisition of WCG based on their revised estimated fair values. In estimating the fair values of these intangible assets, we based our estimates on a projected discounted cash flow analysis. Based on our annual asset impairment analysis as of December 31, 2012, we determined that there was no additional impairment to these assets. The total asset impairment charge related to other intangible assets for 2012 of $2.5 million was included in “Asset impairment charge” in the accompanying consolidated statements of income.

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

As of December 31, 2011 and 2012, SPCIC had reserves of approximately $7.4 million and $8.8 million, respectively, for the general and professional liability and workers’ compensation programs.

In addition, we own Provado Insurance Services, Inc., or Provado, a licensed captive insurance company domiciled in the State of South Carolina. Provado historically provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within our NET Services operating segment. Effective February 15, 2011, Provado has not renewed its reinsurance agreement and will not assume additional liabilities for policies commencing thereafter. It continues to administer existing policies for the foreseeable future and resolves remaining and future claims related to these policies.

Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2011 and 2012, Provado recorded reserves of approximately $4.7 million and $4.4 million, respectively.

We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, and automobile physical damage to determine the amount of required reserves.

We also maintain a self-funded health insurance program provided to our employees. With respect to this program, we consider historical and projected medical utilization data when estimating our health insurance program liability and related expense as well as using services of a third party administrator. As of December 31, 2011 and 2012, we had approximately $1.6 million and $2.1 million, respectively, in reserve for our self-funded health insurance programs.

We regularly analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our reinsurance and self-funded insurance programs. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no significant adjustments recorded in the periods covered by this report. Any significant increase in the number of claims or costs associated with claims made under these programs above our reserves could have a material adverse effect on our financial results.

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

We follow the short-cut method prescribed by ASC 718 to calculate our pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718, or APIC pool. There was no effect on our financial results for 2011 or 2012 related to the application of the short-cut method to determine our APIC pool balance.

Under ASC 718, the benefits of tax deductions in excess of the estimated tax benefit of compensation costs recognized in the statement of income for those options are classified as financing cash flows. For 2010, 2011 and 2012, we had a net tax shortfall resulting from the exercise and cancellation of stock options of approximately $176,000, $100,000 and $215,000 (net of approximately $66,000, $17,000 and $91,000 in excess tax benefits resulting from the exercise of stock options), respectively. The gross excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for 2010, 2011 and 2012 in our consolidated statements of cash flows. Our 2006 Long-Term Incentive Plan, as amended, or 2006 Plan, allows us the flexibility to issue up to 4,400,000 shares of our common stock pursuant to awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to our success and to encourage such persons to take into account our long-term interests and the interests of our stockholders through ownership of our common stock or securities with value tied to our common stock.

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

NET Services

NET Services involves managing the delivery of non-emergency transportation services. We operate NET Services as a separate division with operational management and service offerings distinct from our Social Services operating segment. Financial and operating performance reporting is conducted at a contract level and reviewed weekly at both the operating entity level as well as the corporate level by our chief operating decision maker. Gross margin performance of individual contracts is consolidated under the associated operating entity and direct general and administrative expenses are allocated to the operating entity.

Consolidated Results

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of income for the periods presented:

	Year Ended December 31,
	2010	2011	2012
Revenues:
Home and community based services	33.3%	33.4%	28.0%
Foster care services	4.0	3.6	3.0
Management fees	1.6	1.3	1.1
Non-emergency transportation services	61.1	61.7	67.9

Total revenues	100.0	100.0	100.0
Operating expenses:
Client service expense	32.9	32.3	27.5
Cost of non-emergency transportation services	53.9	57.2	63.9
General and administrative expense	5.3	5.2	4.8
Asset impairement charge	—	—	0.2
Depreciation and amortization	1.4	1.4	1.4

Total operating expenses	93.5	96.1	97.8

Operating income	6.5	3.9	2.2
Non-operating expense:
Interest expense, net	1.8	1.0	0.7
Loss on extinguishment of debt	—	0.3	—
Gain on bargain purchase	—	(0.3)	—

Income before income taxes	4.7	2.9	1.5
Provision for income taxes	2.0	1.1	0.7

Net income	2.7%	1.8%	0.8%

Overview of trends of our results of operations for 2012

Our Social Services revenues for 2012 as compared to 2011 were unfavorably impacted by contract price reductions and terminations and trends in certain of our markets where tighter controls over authorizations and referrals are being implemented in response to continuing state budget challenges as well as waivers granted under the No Child Left Behind Act, or NCLB. In addition, revenue from our Canadian operations declined from 2011 to 2012 due to the impact of a reorganization of the service delivery system in British Columbia and increased competition in this market as described above. Increased competition in this market could unfavorably impact our ability to generate the level of revenue enjoyed by WCG prior to this reorganization. Partially offsetting decreases in these revenues for 2012 as compared to 2011, was additional revenue contributed by The ReDCo Group, Inc., or ReDCo, which we acquired in June 2011, continued increases in Medicaid enrollment, our preferred provider status we enjoy in many of our markets, and relatively stable rates overall.

We believe the industry trend away from the more expensive out of home service providers in favor of home and community based delivery systems like ours will continue. In addition, we believe that our effective low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit social services organizations. Further, we believe we are well positioned to benefit from emerging trends in healthcare, particularly the development of integrated models of healthcare delivery and financing and increased outsourcing of transportation management.

Our NET Services revenue for 2012 as compared to 2011 was favorably impacted by the expansion of business in the Connecticut, Georgia, and South Carolina markets, as well as continued expansion of our California ambulance commercial and managed care lines of business. Revenue for 2012 also reflects new contracts in New York and Texas, and an additional contract in Wisconsin which commenced on September 1, 2012. Partially offsetting these revenue gains, we incurred additional operating and implementation costs related to these market expansions and new contracts including staffing, training, travel and outreach communication material costs. In addition, we experienced higher utilization in 2012 as compared to 2011 due to the impact of an unusually mild winter in certain of our markets (partially offset by lower utilization due to the impact of Hurricane Sandy in the Northeast) and the sustained high level of gas prices across the country, which resulted in higher transportation costs to us both in absolute dollars and as a percentage of revenue for 2012. While we believe that increased utilization will continue to be a factor which could impact the results of our operations for 2013, we expect continued positive revenue impact from new contracts implemented in 2012 and from negotiated rate adjustments in select programs.

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues

	Year Ended December 31,		Percent change
	2011	2012
Home and community based services	$314,556,240	$309,299,627	-1.7%
Foster care services	34,203,816	33,534,243	-2.0%
Management fees	12,679,109	12,397,160	-2.2%
Non-emergency transportation services	581,541,431	750,657,544	29.1%

Total revenues	$942,980,596	$1,105,888,574	17.3%

Home and community based services. Contract price reductions in Arizona, contract terminations in Michigan, Texas, Virginia and Canada, the impact of waivers granted under NCLB and reforms in managed care in certain regions led to a decrease in home and community based services revenue for 2012 as compared to 2011. The decrease in revenue was partially offset by the acquisition of ReDCo in June 2011, which contributed approximately $15.1 million to home and community based services revenue for 2012 as compared to 2011. Further offsetting the decrease in revenue from 2012 to 2011 was the impact of increased census in certain locations as well as new programs being implemented in various markets.

Foster care services. Our foster care services revenue decreased from 2011 to 2012 primarily as a result of a new per diem rate structure implemented in Indiana in January 2012, which reduced payments for foster care services in that state as well as a decrease in foster care services provided in Arizona, Oregon and Nevada due to reduced payer authorizations for these services. This decrease, however, was partially offset by increased foster care services provided in Tennessee as we continue to build our foster care program in that state.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements decreased in 2012 as compared to 2011 primarily due to our acquisition of ReDCo, with whom we previously had a management services agreement. The acquisition of ReDCo resulted in a reduction of management fees of approximately $761,000 in 2012.

Non-emergency transportation services. NET Services revenue was favorably impacted by the following:

•	a new contract in Wisconsin effective July 1, 2011;

•	re-contracting of the Missouri program in November 2011;

•	geographical expansion and positive rate adjustment of our contracts in New Jersey;

•	expansion of our regional Connecticut contract to a statewide contract;

•	re-award of the two additional South Carolina regions in February 2012;

•	the award of two additional regions in Georgia;

•	a new contract in Texas which began in April 2012;

•	multiple phases of a state administered New York City contract which began in May 2012;

•	implementation of a Wisconsin contract effective September 1, 2012; and

•	continued expansion of our California ambulance commercial and managed care lines of business.

A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Social Services

Client service expense. Client service expense included the following for the years ended December 31, 2011 and 2012:

	Year Ended December 31,		Percent change
	2011	2012
Payroll and related costs	$222,129,380	$228,781,766	3.0%
Purchased services	32,880,074	25,999,791	-20.9%
Other operating expenses	48,588,019	48,408,585	-0.4%
Stock-based compensation	809,631	893,784	10.4%

Total client service expense	$304,407,104	$304,083,926	-0.1%

Payroll and related costs. Our payroll and related costs increased from 2011 to 2012 because we added over 600 new employees in connection with the acquisition of ReDCo, which resulted in an increase in payroll and related costs of approximately $12.6 million for 2012 as compared to 2011. In addition, we experienced increased healthcare claims activity under our self-funded employee health plan, which resulted in increased expense of approximately $1.4 million for 2012 as compared to 2011. These increases were partially offset by a net decrease in payroll in Michigan, Texas, Virginia and Canada as a result of contract terminations in these markets. As a percentage of revenue of our Social Services segment, payroll and related costs increased from 61.5% for 2011 to 64.4% for 2012 primarily due to the impact of higher payroll and related costs of ReDCo relative to its revenue contribution and increased healthcare claims activity under our self-funded employee health plan.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. In 2012 we experienced decreased costs resulting from contract terminations in Canada of approximately $4.5 million, decreased cost of other support services of approximately $1.0 million, and decreased foster parent payments of approximately $1.3 million, as compared to 2011. Purchased services, as a percentage of our Social Services segment revenue, decreased from 9.1% for 2011 to 7.3% for 2012 due to the fact that we incurred only nominal additional purchased services expense as a result of the inclusion of ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. The acquisition of ReDCo added approximately $1.7 million to other operating expenses for 2012 as compared to 2011. In addition, expense related to our wholly-owned captive insurance subsidiary for workers compensation and general and professional liability claims incurred but not reported increased for 2012 as compared to 2011 due to a change in the estimated cost of these claims as determined by actuarial analysis. The increase in other operating expenses was partially offset by decreased costs associated with our Michigan, Texas and Canada operations due to contract terminations. As a result, other operating expenses, as a percentage of revenue of our Social Service segment, increased from 13.4% for 2011 to 13.6% for 2012.

Stock-based compensation. Stock-based compensation expense primarily consisted of approximately $652,000 and $792,000 for 2011 and 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

NET Services

Cost of non-emergency transportation services.

	Year Ended December 31,		Percent change
	2011	2012
Payroll and related costs	$58,288,831	$79,048,298	35.6%
Purchased services	455,888,784	600,494,267	31.7%
Other operating expenses	24,042,969	25,712,723	6.9%
Stock-based compensation	1,196,814	1,436,641	20.0%

Total cost of non-emergency transportation services	$539,417,398	$706,691,929	31.0%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for 2012 as compared to 2011 was due to additional staff hired to service a new statewide Wisconsin contract effective July 1, 2011, as well as the expansion of our existing business in New Jersey, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. In addition, we re-entered the State of Missouri on October 31, 2011 and hired staff for program implementations in Connecticut, Georgia, New York City, South Carolina, Texas and Wisconsin commencing at various times from February 2012 to September 2012. Payroll and related costs, as a percentage of NET Services revenue, increased from 10.0% for 2011 to 10.5% for 2012 as additional staff is needed during the first three months of most contracts and or until volume and calls stabilize. In addition, some of these new contracts, such as Texas are more labor intensive than some of our other historical programs.

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. For 2012, we experienced higher utilization than in 2011 primarily due to relatively warmer weather during the winter months resulting in fewer cancellations of scheduled trips. Additionally, since 2011, we have added a statewide contract in Wisconsin, completed the operations expansion into all counties in New Jersey as well as adding all of New Jersey’s managed care lives to the population we serve. Furthermore, we began a state-wide contract in Missouri, expanded in Connecticut, Georgia and South Carolina, and implemented new contracts in New York and Texas. These factors resulted in an increase in purchased transportation costs for 2012 as compared to 2011. As a percentage of NET Services revenue, purchased services increased from approximately 78.4% for 2011 to approximately 80.0% for 2012 as a result of competitively bid contracts as well as higher utilization within existing and expanded contracts.

Other operating expenses. Other operating expenses increased for 2012 as compared to 2011 due primarily to contract start-up and implementation related expenses such as member communications, telecommunications, software maintenance, business taxes and training. These increases were partially offset by a decrease in claims expense related to Provado Insurance Services, Inc. (a wholly-owned subsidiary), or Provado, which did not renew its reinsurance agreement or assume liabilities for insurance policies after February 15, 2011, as well as, a decrease in consulting services. Other operating expenses as a percentage of revenue decreased from 4.1% for 2011 to 3.4% for 2012 as a result of these factors.

Stock-based compensation. Stock-based compensation expense primarily consisted of approximately $1.1 million and $1.4 million for 2011 and 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

General and administrative expense.

Year Ended December 31,		Percent change
2011	2012
$48,860,624	$53,382,701	9.3%

The increase in corporate administrative expenses for 2012 as compared to 2011 was primarily a result of an increase of approximately $2.5 million in rent and related charges, of which approximately $866,000 related to the ReDCo acquisition. Additionally, corporate administrative expenses for 2012 as compared to 2011 increased due to payments related to the retirement of two executive officers in November 2012 of approximately $2.2 million and rent expense related to unused office space of approximately $400,000. Partially offsetting the increase in corporate administrative expenses for 2012 as compared to 2011 was a decrease in stock compensation expense of approximately $602,000 due to the forfeiture of stock based compensation related to the retirement of two executive officers in 2012, net of accelerated vesting of restricted stock grants due to the death of a company director. Corporate administrative costs also included expenses of approximately $593,000 related to third party professional fees associated with the consideration of strategic alternatives, which resulted in increased expense for 2012 as compared to 2011. As a percentage of revenue, general and administrative expense decreased from 5.2% for 2011 to 4.8% for 2012 due to revenue growth outpacing the growth in corporate administrative expenses.

Asset impairment charge

During 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it enjoyed prior to the reorganization. The impact of this system reorganization was not fully realized until the conclusion of the transition to the new system in the third quarter of 2012 and contributed to a decrease in the financial results of operations of WCG for 2012. Based on these factors, we initiated an analysis of the fair value of goodwill and other intangible assets and determined that customer relationships which comprise other intangible assets were impaired at September 30, 2012. Based on this determination, we recorded a non-cash charge of approximately

$2.5 million for the three and nine months ended September 30, 2012, based on a preliminary assessment, to reduce the carrying value of customer relationships based on their estimated fair values. In connection with our annual asset impairment analysis as of December 31, 2012, we determined that there was no additional impairment.

Depreciation and amortization.

Year Ended December 31,		Percent change
2011	2012
$13,656,305	$15,022,969	10.0%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for 2011 and 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $150.5 million at December 31, 2011 to $130.0 million at December 31, 2012, which was a significant factor contributing to the decrease in our interest expense for 2012 as compared to 2011. Additionally, in March 2011, our interest rate under our credit facility decreased from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt.

Loss on extinguishment of debt. Loss on extinguishment of debt for 2011 of approximately $2.5 million resulted from the write-off of deferred financing fees related to our credit facility that was repaid in full in March 2011. We accounted for the unamortized deferred financing fees related to the previous credit facility under ASC 470-50—Debt Modifications and Extinguishments. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis, which resulted in a loss on extinguishment of debt of $2.5 million.

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

Interest income. Interest income for 2011 and 2012 was approximately $205,000 and $132,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for 2011 and 2012 was 37.0% and 49.2%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2011 and 2012 due primarily to state taxes as well as non-deductible stock option expense. Additionally, the tax rate for 2011 was favorably impacted by the gain on bargain purchase, recorded net of deferred taxes of approximately $1.4 million, which was not subject to income taxation. Further, the effective tax rate for 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition and unfavorably impacted by lower income before income taxes, which was partially due to the $2.5 million asset impairment charge recorded in the quarter ended September 30, 2012.

Adjusted EBITDA

After adjusting for the items noted in the table below, Adjusted EBITDA was $43.6 million for 2012 as compared to $50.3 million for 2011.

EBITDA and Adjusted EBITDA are non-GAAP measurements. We utilize these non-GAAP measurements as a means to measure overall operating performance and to better compare current operating results with other companies within our industry. Details of the excluded items and a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measure are presented in the table below (in thousands). The non-GAAP measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because we believe it provides meaningful comparisons of the results of our operations for the periods presented. The non-GAAP measures are not in accordance with, or an alternative for GAAP and may be different from pro forma measures used by some companies. The items excluded in the non-GAAP measures pertain to certain items that are considered to be material so that exclusion of the items would, in our belief, enhance a reader’s ability to compare the results of our business after excluding these items.

	Year ended December 31,
	2011	2012
Net income	$16,940	$8,482
Interest expense, net	10,002	7,508
Provision for income taxes	9,945	8,211
Depreciation and amortization	13,656	15,023

EBITDA	50,543	39,224
Asset impairment charge(a)	—	2,506
Payments related to retirement of executive officers, net(b)	—	1,293
Strategic alternatives costs(c)	—	593
Loss on extinguishment of debt(d)	2,463	—
Gain on bargain purchase(e)	(2,711)	—

Adjusted EBITDA(f)	$50,295	$43,616

a)	Due to the impact of a reorganization of the service delivery system in British Columbia, Canada during 2012 that required WCG to rebid all of its contracts, we recorded an asset impairment charge totaling approximately $2.5 million related to WCG’s intangible assets for 2012.
b)	Represents payments related to the retirement of the Company’s former CEO and CFO in 2012, net of benefit of forfeiture of stock based compensation upon their departure.
c)	Represents costs incurred related to our review of strategic alternatives arising from unsolicited proposals to take our company private. We terminated this review in June 2012 upon determining that a continued focus on our operations was the best alternative to maximize shareholder value.
d)	Represents a loss on extinguishment of debt resulting from the write-off of deferred financing fees related to our credit facility that was repaid in full in March 2011.
e)	Represents a gain associated with our acquisition of ReDCo in 2011 where the fair value of the acquired entity’s net assets exceeded the purchase price of said entity.
f)	We previously included adjustments for stock based compensation expense and certain contract start-up costs in the calculation of Adjusted EBITDA presented in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2012. Upon further consideration, we believe that these adjustments should not be included in the calculation of Adjusted EBITDA when measuring overall operating performance and comparing our current operating results with other companies within our industry.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues

	Year Ended December 31,		Percent change
	2010	2011
Home and community based services	$292,735,117	$314,556,240	7.5%
Foster care services	35,547,733	34,203,816	-3.8%
Management fees	13,637,781	12,679,109	-7.0%
Non-emergency transportation services	537,776,026	581,541,431	8.1%

Total revenues	$879,696,657	$942,980,596	7.2%

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

Foster care services. Our foster care services revenue declined from 2010 to 2011 primarily as a result of decreased service provided in certain markets due to an emphasis on payer cost containment. Our efforts in the Tennessee market to increase census reduced the revenue impact of State system changes whereby clients were being referred into lower levels of foster care services and earlier discharges were occurring with referrals to alternative home and community based services, as appropriate.

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

Social Services

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

Payroll and related costs. We added over 600 new employees in connection with the acquisition of ReDCo which resulted in an increase in payroll and related costs of approximately $13.0 million for 2011 as compared to 2010. As a percentage of our Social Services segment revenue, payroll and related costs increased from 60.7% for 2010 to 61.5% for 2011.

Purchased services. Included in 2011 were decreased costs related to other support services, out of home placements and foster parent payments, consistent with the decrease in foster care services revenue, aggregating approximately $2.4 million. These decreases were partially offset by increased workforce development and pharmacy expenses of approximately $1.4 million as compared to 2010. Purchased services, as a percentage of Social Service segment revenue, decreased from 9.9% for 2010 to 9.1% for 2011 due to the fact that we incurred nominal additional purchased services expense as a result of the acquisition of ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. Included in 2010 was a reserve for receivables that remained uncollected beyond 365 days at that time resulting in a $1.3 million decrease in bad debt expense from 2010 to 2011, as a similar level of reserve was not required for 2011. Additionally, for 2011, expense related to our wholly-owned captive insurance subsidiary for workers compensation and general and professional liability estimated claims incurred but not yet reported as determined by actuarial analysis decreased approximately $1.1 million as compared to 2010. These decreases in expense were partially offset by the acquisition of ReDCo that added approximately $3.4 million to other operating expenses for 2011 as compared to 2010. This resulted in a decline in other operating expenses, as a percentage of Social Services segment revenue, from 13.9% for 2010 to 13.4% for 2011.

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

NET Services

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

Other operating expenses. Other operating expenses increased for 2011 as compared to 2010 due to costs associated with responding to new business opportunities including on the ground resources for outreach and research efforts as well as startup and implementation costs incurred during 2011 associated with new contracts. Other operating expenses as a percentage of revenue decreased from 4.4% for 2010 to 4.1% for 2011.

Stock-based compensation. Stock-based compensation expense of approximately $644,000 and $1.1 million for 2010 and 2011, respectively, represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan. Stock-based compensation expense of approximately $128,000 in 2011 is attributable to performance restricted stock units granted to an executive officer during the first quarter of 2011.

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

Non-operating (income) expense

Interest expense. Decreased interest expense for 2011 as compared to 2010 was primarily due to the decrease in our debt obligations and decrease in our interest rate from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt in March 2011. Our current and long-term debt obligations were approximately $150.5 million at December 31, 2011 and $182.3 million at December 31, 2010.

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

Quarterly results

The following table presents quarterly historical financial information for the eight quarters ended December 31, 2012. The information for each of these quarters is unaudited and has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this report. We believe the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future. Results of operations for any quarter are not necessarily indicative of results for a full fiscal year.

	Quarter ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011
Revenues	$227,806,336		$235,310,061	(3)	$235,552,143	(1)(3)	$244,312,056	(3)
Operating income	13,711,144		9,935,598	(4)	5,938,838	(4)	7,053,585
Net income	4,469,261	(2)	7,565,887	(4)(5)(6)	1,950,954	(4)	2,954,092
Earnings per share:
Basic	$0.34		$0.57		$0.15		$0.22
Diluted	$0.34		$0.55		$0.15		$0.22

	Quarter ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Revenues	$260,147,117		$278,937,155	(8)	$280,285,357	(1)	$286,518,945
Operating income	6,593,296	(7)	4,369,611	(9)	4,981,773	(10)	8,255,824	(11)
Net income	3,041,591		1,418,038	(9)	1,157,669	(10)	2,864,941	(11)
Earnings per share:
Basic	$0.23		$0.11		$0.09		$0.22
Diluted	$0.23		$0.11		$0.09		$0.22

(1)	Revenues from our home and community based services declined as compared to the first and second quarters of 2011 and 2012 due to lower client demand for our home and community based services during the summer season.
(2)	Included in net income is a loss on extinguishment of debt of approximately $2.5 million related to the write-off of unamortized deferred financing fees on our old credit facility.
(3)	The acquisition of ReDCo, effective June 1, 2011, contributed approximately $3.8 million, $8.3 million and $8.1 million of home and community based services revenue for the three months ended June 30, September 30 and December 31, 2011, respectively. Additionally, a new contract in Michigan effective January 1, 2011, a new contract in Wisconsin effective July 1, 2011, geographical expansion in certain states including New Jersey and Arkansas, expansion of commercial ambulance management services in California and the reinstatement of a contract in Missouri effective October 1, 2011 resulted in increased non-emergency transportation revenue quarter-over-quarter in 2011.
(4)	Purchased services costs of our non-emergency transportation services increased approximately $5.9 million for the three months ended June 30, 2011 as compared to March 31, 2011 and approximately $4.7 million for the three months ended September 30, 2011 as compared to June 30, 2011. The increases are attributable to higher transportation unit costs related to the California ambulance business, higher utilization incurred in the additional counties relative to the already established per member per month reimbursement in New Jersey, additional trip volume throughout several other markets and higher utilization experienced during the third quarter of the year due to school programs requiring transportation services in out-of-school settings during the summer months.
(5)	Net income includes a gain on bargain purchase of approximately $2.7 million that was retrospectively applied to the second quarter of 2011 related to the acquisition of ReDCo. The second quarter results were recast from those originally filed on Form 10-Q in order to reflect the retrospective recording of this gain.
(6)	Interest expense declined approximately $1.4 million as compared to the first quarter of 2011 due to the refinancing of our long-term debt in March 2011 which resulted in a decrease in our interest rate from LIBOR plus 6.5% to LIBOR plus 2.75%.
(7)

We renewed substantially all of our NET Services contracts that were up for rebid in 2011. In addition, we were awarded several new contracts in Missouri, New York, Texas and Wisconsin during the three months ended March 31, 2012. Our new contract awards, and some of our renewed contracts, came at lower margins relative to historical amounts. Additionally, we incurred additional operating and implementation costs related to these market expansions, including staffing, training, travel and outreach communication material costs related to our new contracts. Further, we experienced higher utilization during the three months ended March 31, 2012 as compared to the same prior year quarter due to the impact of an unusually mild winter in certain of our markets.
(8)	Revenues for this quarter were favorably impacted by the new contract wins noted above and the continued expansion of our California ambulance commercial and managed care lines of business related to NET Services partially offset by contract amount reductions, terminations and reforms in managed care in certain of our Social Services markets.
(9)	Purchased services costs of our non-emergency transportation services increased approximately $21.5 million for the three months ended June 30, 2012 as compared to March 31, 2012 due primarily to increased utilization within our expanded contracts primarily related to school based programs serviced during the three months ended June 30, 2012.
(10)	Due to the decline in WCG’s business related to a reorganization of the service delivery system in British Columbia during the three months ended September 30, 2012, we initiated asset impairment tests and recorded an asset impairment charge of approximately $2.5 million for this quarter based on a preliminary analysis. Subsequently, we performed our annual asset impairment analysis as of December 31, 2012 and determined that there was no further impairment.
(11)	Operating income of our NET Services was favorably impacted by lower utilization due to the impact of Hurricane Sandy in the northeast during the fourth quarter of 2012. Partially offsetting increased operating income for the three months ended December 31, 2012, were payments related to the retirement of two executive officers in 2012 (net of benefit of forfeiture of stock based compensation) of approximately $1.3 million.

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

Sources of cash for 2012 were primarily from operations. Our balance of cash and cash equivalents was approximately $43.2 million and $55.9 million at December 30, 2011 and 2012, respectively. Approximately $4.1 million of cash was held by WCG at December 31, 2012 that is not available to fund domestic operations unless the funds are repatriated. We had restricted cash of approximately $15.5 million and $12.7 million at December 31, 2011 and 2012, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At December 31, 2011 and 2012, our total debt was approximately $150.5 million and $130.0 million, respectively.

We may access capital markets to raise equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, the new credit agreement requires us (subject to certain exceptions as set forth in the new credit agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

Cash flows

Operating activities. Net income of approximately $8.5 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, asset impairment charge, deferred income taxes and other items of approximately $24.1 million was partially offset by the growth of our accounts receivable of approximately $16.6 million for 2012. The growth of our accounts receivable during 2012 was primarily attributable to our non-emergency transportation services revenue growth.

The decrease in management fee receivable resulted in additional cash provided by operations of approximately $875,000. Increases in accounts payable, accrued expenses and deferred revenue resulted in cash provided by operating activities of approximately $7.3 million. An increase in accrued transportation costs, due to growth of our non-emergency transportation services costs, resulted in cash provided by operating activities of approximately $13.7 million. Reinsurance liability reserves related to our reinsurance programs increased resulting in cash provided by operating activities of approximately $1.0 million. Other long-term liabilities increased since December 31, 2011 due primarily to the cash receipt of approximately $3.3 million from British Columbia related to an arbitral award; however, in the event British Columbia prevails in its arguments during the appeal process, British Columbia will seek immediate repayment of the amount of the arbitral award. As a result of the foregoing, net cash flows from operating activities totaled approximately $42.5 million for 2012.

Investing activities. Net cash used in investing activities totaled approximately $6.6 million for 2012. We spent approximately $9.5 million, net, for property and equipment to support the growth of our operations. Changes in restricted cash, primarily related to cash restricted in relation to our auto liability program, resulted in cash provided by investing activities of approximately $2.6 million.

Financing activities. Net cash used in financing activities totaled approximately $23.2 million for 2012, which resulted primarily from repayments of our term loan in the aggregate amount of approximately $20.5 million. In addition, we spent approximately $3.5 million to repurchase 293,600 shares of our common stock in the open market during 2012 under a stock repurchase program approved by our board of directors in February 2007.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for 2012 was an increase to cash of approximately $25,000.

Obligations and commitments

Convertible senior subordinated notes. On November 13, 2007, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014 under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare. The proceeds of $70.0 million were used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility with CIT described below.

In connection with our issuance of the Notes, we entered into an Indenture between us, as issuer, and The Bank of New York Trust Company, N.A., as trustee, or the Indenture.

We pay interest at a rate of 6.5% per annum on the Notes in cash semiannually in arrears on May 15 and November 15 of each year. The Notes will mature on May 15, 2014.

The Notes are convertible, under certain circumstances, into our common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Notes. In the event of a fundamental change as described in the Indenture, each holder of the Notes shall have the right to require us to repurchase the Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares of our capital stock; (ii) a merger or consolidation of our company with or into another entity, merger of another entity into our company, or the sale, transfer or lease of all or substantially all of our assets to another entity (other than to one or more of our wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of our capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of our company and results in a reclassification, conversion or exchange of outstanding shares of our common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted our board of directors, together with any new directors whose election to our board of directors or whose nomination for election by our stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of our board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of our company is approved by our board of directors or our stockholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

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

As part of this transaction, we entered into a new credit agreement, or Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Credit Agreement provides us with a senior secured credit facility, or the Senior Credit Facility, in aggregate principal amount of $140.0 million, comprised of a $100.0 million term loan facility and a $40.0 million revolving credit facility. There is an option to increase the amount of the term loan facility and/or the revolving credit facility by an aggregate amount of up to $85.0 million as described below. The Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. Simultaneously, we borrowed the entire amount available under the term loan facility and used the proceeds thereof to refinance the Old Credit Facility. Prospectively, the proceeds of the Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Notes; and (iv) other general corporate purposes.

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

The Senior Credit Facility matures on March 11, 2016; provided however that, if there are more than $25.0 million in aggregate principal amount of our Notes outstanding on September 30, 2013, the Senior Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in full on November 15, 2013, unless we have provided the administrative agent with cash collateral on or before September 30, 2013 in an amount sufficient to repay the aggregate outstanding principal amount of the Notes. In the event that there are more than $25.0 million in aggregate principal amount of our Notes outstanding on September 30, 2013, the maturity date will be automatically reinstated to March 11, 2016 if: (i) we reduce the principal amount of the Notes to an aggregate amount of no more than $25.0 million on a date prior to November 15, 2013, (ii) we have availability under the revolving credit facility plus unrestricted cash in an amount at least equal to the aggregate outstanding principal amount of the Notes on such date and (iii) there is no default or event of default under the Senior Credit Facility on such date. We may prepay the Senior Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of LIBOR loans. The unutilized portion of the commitments under the Senior Credit Facility may be irrevocably reduced or terminated by us at any time without penalty.

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at December 31, 2012 was 3.21%. Interest on the loans is payable at least once every three months in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. We were in compliance with all financial covenants as of December 31, 2012.

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

There were no borrowings under the revolving credit facility as of December 31, 2012. Additionally, $25 million of the revolving credit facility may be allocated to collateralize certain letters of credit. As of December 31, 2012, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At December 31, 2012, our available credit under the revolving credit facility was $33.3 million.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of December 31, 2012, there were six participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan. As of December 31, 2012, 18 highly compensated employees participated in this plan.

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

Management fees generated under our management agreements represented 1.3% and 1.1% of our revenue for 2011 and 2012, respectively. In accordance with our management agreements with these not-for-profit organizations, we have obligations to manage their business and services.

Management fee receivable at December 31, 2011 and 2012 totaled $3.5 million and $2.7 million, respectively, and management fee revenue was recognized on all of these receivables. In order to enhance liquidity of the entities we manage, we may allow the managed entities to defer payment of their respective management fees. In addition, since government contractors who provide social or similar services to government beneficiaries sometimes experience collection delays due to either lack of proper documentation of claims, government budgetary processes or similar reasons outside the contractors’ control (either directly or as managers of other contracting entities), we generally do not consider a management fee receivable to be uncollectible due solely to its age until it is 365 days old.

The following is a summary of the aging of our management fee receivable balances as of December 31, 2011 and March 31, June 30, September 30 and December 31, 2012:

At	Less than 30 days	30-60 days	60-90 days	90-180 days	Over 180 days
December 31, 2011	$772,298	$441,360	$457,214	$1,766,067	$100,419
March 31, 2012	$962,069	$489,541	$502,887	$998,347	$114,322
June 30, 2012	$989,679	$521,250	$506,583	$458,148	$125,684
September 30, 2012	$912,710	$692,283	$725,828	$225,865	$131,887
December 31, 2012	$894,694	$515,431	$605,284	$463,886	$183,110

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

Our days sales outstanding for our managed entities decreased from 102 days at December 31, 2011 to 78 days at December 31, 2012.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our general and professional liability and workers’ compensation costs under reinsurance programs through SPCIC. Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services operating segment through Provado. While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the forseeable future and resolve remaining and future claims related to those policies. Provado is a licensed captive insurance company domiciled in the State of South Carolina. The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to

$1.0 million per loss and $5.0 million in the aggregate. At December 31, 2012, the cumulative reserve for expected losses since inception in 2005 of this reinsurance program was approximately $2.8 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in workers’ compensation liability coverage, provide for surplus reserves, and to fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $350,000 per occurrence with an $8.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2012 was approximately $6.0 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at December 31, 2012 was approximately $3.2 million. We recorded a corresponding receivable from third-party insurers and liability at December 31, 2012 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $9.9 million and $10.7 million at December 31, 2011 and 2012, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at December 31, 2012 was approximately $4.4 million. As noted above, effective February 15, 2011, Provado did not renew its reinsurance agreement and will not assume liabilities for policies after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

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

Providence Liability Insurance Coverages

During the second quarter of 2012, we increased our reinsurance of a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $350,000 per occurrence, from $250,000 per occurrence, and increased the annual policy aggregate limit from $6.0 million to $8.0 million. The table below summarizes our liability insurance programs as of December 31, 2012.

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

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of December 31, 2012, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $250,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.6 million and $2.1 million as of December 31, 2011 and 2012, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2012:

	At December 31, 2012
Contractual cash obligations (000’s)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt(2)	$130,000	$14,000	$81,250	$34,750	$—
Interest(1)	11,001	5,611	5,173	217	—
Purchased services commitments	1,201	961	240	—	—
Capital Leases	15	11	4	—	—
Operating Leases	48,400	15,630	19,403	9,333	4,034

Total	$190,617	$36,213	$106,070	$44,300	$4,034

(1)	Future interest payments have been calculated at rates that existed as of December 31, 2012.
(2)	Under the terms of the Credit Agreement, if we do not reduce the amount of the Notes to $25 million or less (from $47.5 million at December 31, 2012) by September 30, 2013, the maturity date of our current credit facility may accelerate and our obligations in aggregate principal amount of $72.3 million together with any outstanding revolver borrowings under this facility may become due and payable in 2013, See “Liquidity and Capital Resources”.

Stock repurchase program

In 2012, we spent approximately $3.5 million to repurchase 293,600 shares of our common stock in the open market under a stock repurchase program approved by our board of directors on February 1, 2007. Under this stock repurchase program we may repurchase up to one million shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions and our capital requirements. Since inception, we have spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market. We did not purchase shares of our common stock during the period 2008 through 2011 under this plan.

New Accounting Pronouncements

In 2011, the FASB issued two ASUs, which amend the guidance for the presentation of comprehensive income. The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In addition, the amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We adopted the ASUs effective January 1, 2012. The adoption of the amended guidance impacted the presentation of other comprehensive income as we previously presented the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

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

Pending Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. We believe that ASU 2013-02 will not have a material impact on our consolidated financial statements.

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

Interest rate and market risk

As of December 31, 2012, we had borrowings under our term loan of approximately $82.5 million and no borrowings under our revolving line of credit. Borrowings under the Credit Agreement accrued interest at LIBOR plus 3.00% per annum as of December 31, 2012. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $2.0 million over the remaining term of the Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of $47.5 million outstanding at December 31, 2012 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide and manage government sponsored social services and non-emergency transportation services to individuals and families pursuant to nearly 920 contracts as of December 31, 2012. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 82% and 81% of our revenue for the years ended December 31, 2011 and 2012, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the year ended December 31, 2012, we conducted a portion of our operations in Canada through WCG. At December 31, 2012, approximately $8.5 million, or 7.1%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2012, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

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

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2012.

KPMG LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an attestation report on the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited The Providence Service Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Providence Service Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the The Providence Service Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related financial statement schedule, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule contained in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

March 15, 2013

The Providence Service Corporation

Consolidated Balance Sheets

	December 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$43,183,878	$55,862,832
Accounts receivable, net of allowance of
$5.8 million in 2011 and $3.7 million in 2012	87,163,323	98,628,302
Management fee receivable(1)	3,537,358	2,662,405
Other receivables	1,600,861	1,920,173
Restricted cash	4,654,177	1,786,824
Prepaid expenses and other	15,988,987	14,806,876
Deferred tax assets	1,964,814	531,881

Total current assets	158,093,398	176,199,293
Property and equipment, net	28,563,149	30,379,614
Goodwill	113,736,998	113,915,468
Intangible assets, net	59,473,774	49,651,202
Restricted cash, less current portion	10,882,318	10,953,269
Other assets	8,303,190	10,638,575

Total assets	$379,052,827	$391,737,421

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$10,000,000	$14,000,000
Accounts payable	4,461,250	4,569,307
Accrued expenses	30,654,217	32,975,951
Accrued transportation costs	47,656,568	61,316,127
Deferred revenue	2,193,997	7,054,783
Reinsurance liability reserve	11,920,771	12,712,655

Total current liabilities	106,886,803	132,628,823
Long-term obligations, less current portion	140,493,000	116,000,000
Other long-term liabilities	9,740,159	13,526,948
Deferred tax liabilities	12,910,325	10,894,295

Total liabilities	270,030,287	273,050,066
Commitments, contingencies and subsequent events (Notes 14, 17 and 19)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,621,951 and 13,785,947 issued and outstanding
(including treasury shares)	13,622	13,786
Additional paid-in capital	176,172,365	180,778,391
Retained deficit	(61,561,392)	(53,079,153)
Accumulated other comprehensive loss, net of tax	(1,127,559)	(892,737)
Treasury shares, at cost, 623,576 and 928,478 shares	(11,435,033)	(15,093,469)

Total Providence stockholders’ equity	102,062,003	111,726,818
Non-controlling interest	6,960,537	6,960,537

Total stockholders’ equity	109,022,540	118,687,355

Total liabilities and stockholders’ equity	$379,052,827	$391,737,421

(1)	Includes related party management fee receivable of approximately $224,000 and $231,000 at December 31, 2011 and 2012, respectively.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Income

	Year ended December 31,
	2010	2011	2012
Revenues:
Home and community based services	$292,735,117	$314,556,240	$309,299,627
Foster care services	35,547,733	34,203,816	33,534,243
Management fees(1)	13,637,781	12,679,109	12,397,160
Non-emergency transportation services	537,776,026	581,541,431	750,657,544

	879,696,657	942,980,596	1,105,888,574
Operating expenses:
Client service expense	289,152,011	304,407,104	304,083,926
Cost of non-emergency transportation services	474,128,586	539,417,398	706,691,929
General and administrative expense(2)	46,460,682	48,860,624	53,382,701
Asset impairment charge	0	0	2,506,545
Depreciation and amortization	12,652,027	13,656,305	15,022,969

Total operating expenses	822,393,306	906,341,431	1,081,688,070

Operating income	57,303,351	36,639,165	24,200,504
Other (income) expense:
Interest expense	16,267,881	10,206,032	7,639,559
Loss on extinguishment of debt	0	2,463,482	0
Gain on bargain purchase	0	(2,710,982)	0
Interest income	(256,033)	(204,809)	(131,835)

Income before income taxes	41,291,503	26,885,442	16,692,780
Provision for income taxes	17,664,860	9,945,248	8,210,541

Net income	$23,626,643	$16,940,194	$8,482,239

Earnings per common share:
Basic	$1.79	$1.28	$0.64

Diluted	$1.78	$1.27	$0.64

Weighted-average number of common shares outstanding:
Basic	13,194,226	13,242,702	13,225,448
Diluted	14,964,516	13,321,609	13,354,613

(1)	Includes related party management fees of approximately $270,000, $249,000 and $258,000 for the years ended December 31, 2010, 2011 and 2012, respectively.
(2)	Includes related party expenses of approximately $411,000, $423,000 and $417,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2010	2011	2012
Net income	$23,626,643	$16,940,194	$8,482,239
Other comprehensive income (loss), net of tax:
Change in fair value of derivative, net of income tax of $94,449, $0 and $0	170,970	0	0
Foreign currency translation adjustments	623,788	(246,745)	234,822

Other comprehensive income (loss)	794,758	(246,745)	234,822

Comprehensive income	$24,421,401	$16,693,449	$8,717,061

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non- Controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2009	13,521,959	$13,522	$170,551,301	$(102,128,229)	$(1,675,572)	619,768	$(11,383,967)	$6,960,537	$62,337,592
Stock-based compensation	0	0	1,694,371	0	0	0	0	0	1,694,371
Exercise of employee stock options, including net tax shortfall of $175,589	57,760	57	295,241	0	0	0	0	0	295,298
Restricted stock issued	666	1	(1)	0	0	0	0	0	0
Change in fair value of derivative, net of income tax of $94,449	0	0	0	0	170,970	0	0	0	170,970
Foreign currency translation adjustments	0	0	0	0	623,788	0	0	0	623,788
Net income	0	0	0	23,626,643	0	0	0	0	23,626,643

Balance at December 31, 2010	13,580,385	13,580	172,540,912	(78,501,586)	(880,814)	619,768	(11,383,967)	6,960,537	88,748,662
Stock-based compensation	0	0	3,675,066	0	0	0	0	0	3,675,066
Exercise of employee stock options, including net tax shortfall of $99,803	7,872	8	(43,579)	0	0	0	0	0	(43,571)
Restricted stock issued	33,694	34	(34)	0	0	3,808	(51,066)	0	(51,066)
Foreign currency translation adjustments	0	0	0	0	(246,745)	0	0	0	(246,745)
Net income	0	0	0	16,940,194	0	0	0	0	16,940,194

Balance at December 31, 2011	13,621,951	13,622	176,172,365	(61,561,392)	(1,127,559)	623,576	(11,435,033)	6,960,537	109,022,540
Stock-based compensation	0	0	3,872,549	0	0	0	0	0	3,872,549
Exercise of employee stock options, including net tax shortfall of $215,209	90,915	91	733,550	0	0	0	0	0	733,641
Restricted stock issued	73,081	73	(73)	0	0	11,302	(169,170)	0	(169,170)
Stock repurchase	0	0	0	0	0	293,600	(3,489,266)	0	(3,489,266)
Foreign currency translation adjustments	0	0	0	0	234,822	0	0	0	234,822
Net income	0	0	0	8,482,239	0	0	0	0	8,482,239

Balance at December 31, 2012	13,785,947	$13,786	$180,778,391	$(53,079,153)	$(892,737)	928,478	$(15,093,469)	$6,960,537	$118,687,355

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2011	2012
Operating activities
Net income	$23,626,643	$16,940,194	$8,482,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,952,722	5,921,310	7,537,237
Amortization	7,699,305	7,734,995	7,485,732
Amortization of deferred financing costs	2,445,848	1,694,708	1,137,646
Loss on extinguishment of debt	0	2,463,482	0
Gain on bargain purchase	0	(2,710,982)	0
Provision for doubtful accounts	4,899,377	3,130,801	2,304,518
Deferred income taxes	1,369,316	(529,941)	(815,907)
Stock based compensation	1,694,371	3,675,066	3,872,549
Excess tax benefit upon exercise of stock options	(66,372)	(17,040)	(91,227)
Asset impairment charge	0	0	2,506,545
Other	87,566	644,807	157,919
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	28,979	(9,018,734)	(16,588,504)
Management fee receivable	1,320,267	2,302,379	874,953
Other receivables	97,397	2,334,171	(318,920)
Restricted cash	5,333	(79,866)	163,150
Prepaid expenses and other	(3,387,496)	(679,959)	255,715
Reinsurance liability reserve	1,511,582	(431,043)	1,034,346
Accounts payable and accrued expenses	(906,472)	(5,342,649)	2,411,914
Accrued transportation costs	961,167	5,787,874	13,659,559
Deferred revenue	(3,011,441)	(3,178,997)	4,861,664
Other long-term liabilities	697,127	397,662	3,556,578

Net cash provided by operating activities	44,025,219	31,038,238	42,487,706
Investing activities
Purchase of property and equipment, net	(10,265,944)	(11,305,219)	(9,522,527)
Acquisition of businesses, net of cash acquired	0	(4,889,420)	(190,000)
Restricted cash for reinsured claims losses	(2,303,897)	1,692,025	2,633,252
Purchase of short-term investments, net	(120,733)	(113,151)	444,050

Net cash used in investing activities	(12,690,574)	(14,615,765)	(6,635,225)
Financing activities
Repurchase of common stock, for treasury	0	(51,066)	(3,658,436)
Proceeds from common stock issued pursuant to stock option exercise	470,887	56,232	948,850
Excess tax benefit upon exercise of stock options	66,372	17,040	91,227
Proceeds from long-term debt	0	115,000,000	0
Repayment of long-term debt	(21,909,488)	(146,810,771)	(20,493,000)
Debt financing costs	(61,053)	(2,651,499)	(64,463)
Capital lease payments	(13,364)	(15,499)	(22,659)

Net cash used in financing activities	(21,446,646)	(34,455,563)	(23,198,481)

Effect of exchange rate changes on cash	215,233	(43,693)	24,954

Net change in cash	10,103,232	(18,076,783)	12,678,954
Cash at beginning of period	51,157,429	61,260,661	43,183,878

Cash at end of period	$61,260,661	$43,183,878	$55,862,832

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Supplemental Cash Flow Information

	Year ended December 31,
	2010	2011	2012
Supplemental cash flow information
Cash paid for interest	$14,581,039	$8,605,267	$6,504,641

Cash paid for income taxes	$19,820,184	$11,294,365	$8,876,855

Change in fair value of derivative and impact of de-designation	$170,970	$0	$0

Business acquisitions:
Purchase price	$0	$8,573,326	$190,000
Less:
Cash acquired	0	(3,683,906)	0

Acquisition of business, net of cash acquired	$0	$4,889,420	$190,000

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2012

1.	Basis of Presentation, Description of Business, Significant Accounting Policies and Critical Accounting Estimates

Basis of Presentation

The Providence Service Corporation (the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by nongovernmental entities.

Description of Business

The Company is a government outsourcing privatization organization. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). As of December 31, 2012, the Company operated in 42 states and the District of Columbia, in the United States, and in British Columbia and Alberta, Canada.

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

The NET Services operating segment contracts for the provision of non-emergency transportation management services to Medicaid and Medicare beneficiaries. The entities that pay for non-emergency medical transportation services primarily include state Medicaid programs, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency medical transportation services are delivered under fixed-payment capitated contracts where the Company assumes the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region.

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

At December 31, 2011 and 2012, approximately $3.7 million and $4.1 million, respectively, of cash was held by WCG and may not be freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $15.5 million and $12.7 million of restricted cash at December 31, 2011 and 2012 as follows:

	December 31,
	2011	2012
Collateral for letters of credit—Contractual obligations	$243,000	$243,000
Contractual obligations	861,334	698,184

Subtotal restricted cash for contractual obligations	1,104,334	941,184

Collateral for letters of credit—Reinsured claims losses	4,808,921	5,633,921
Escrow—Reinsured claims losses	9,623,240	6,164,988

Subtotal restricted cash for reinsured claims losses	14,432,161	11,798,909

Total restricted cash	15,536,495	12,740,093
Less current portion	4,654,177	1,786,824

	$10,882,318	$10,953,269

Of the restricted cash amount at December 31, 2011 and 2012:

•	$243,000 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•

approximately $861,000 and $698,000 was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business acquired by the Company in 2006 (“Correctional Services”);

•

approximately $4.8 million and $5.6 million served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s general and professional liability and workers’ compensation reinsurance programs and was classified as non-current assets in the accompanying consolidated balance sheets;

•	approximately $5.1 million in both periods was restricted and held in trust for reinsurance claims losses under the Company’s general and professional liability reinsurance program;

•	approximately $3.8 million and $1.1 million was restricted in relation to our auto liability program; and

•

approximately $755,000 represents funds restricted for payment of workers’ compensation expenses at December 31, 2011 related to a subsidiary in Pennsylvania the Company acquired effective June 1, 2011.

At December 31, 2012, approximately $5.9 million, $5.1 million, $846,000 and $250,000 of the restricted cash was held in custody by the Bank of Tucson, Wells Fargo, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. Approximately $698,000 was also restricted as to withdrawal or use, and is currently held in various non-interest bearing bank accounts related to Correctional Services.

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

The Company’s write-off experience for each of the years ended December 31, 2010, 2011 and 2012 was less than 1% of the Company’s revenue.

Property and Equipment

Property and equipment are stated at historical cost, or at fair value if recognized as a result of a business combination. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Maintenance and repairs are charged to expense when they are incurred. Upon the disposition of any asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in operating expense.

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, or (4) an adverse action or assessment by a regulator. When analyzing goodwill for impairment the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test described below. If the Company determines, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would calculate the fair value of the reporting unit and perform the two-step quantitative goodwill impairment test. In connection with its analysis of the carrying value of goodwill, the Company reconciles the aggregate fair value of its reporting units to the Company’s market capitalization including a control premium that is reasonable within the context of industry data on premiums paid. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Intangible assets subject to amortization

The Company separately values all acquired identifiable intangible assets apart from goodwill. The Company allocated a portion of the purchase consideration to customer relationships, developed technology, management contracts, restrictive covenants and software licenses acquired in the years 2006—2012 based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

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

Accrued Transportation Costs

Transportation costs are estimated and accrued in the month the services are rendered by outsourced providers utilizing gross reservations for transportation services less cancellations and average costs per transportation service by customer contract. Average costs per contract are derived by utilizing historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Adjustments to those accruals are made based on reconciliations with actual costs incurred. Accrued transportation costs amounted to approximately $47.7 million and $61.3 million at December 31, 2011 and 2012, respectively.

Deferred Financing Costs

The Company capitalizes direct expenses incurred in connection with its borrowings or establishment of credit facilities and amortizes such expenses over the life of the respective borrowing or credit facility. The Company incurred approximately $2.2 million in deferred financing costs in connection with the credit facility it entered into in March 2011 (“Senior Credit Facility”). The Company also retains certain deferred financing costs of approximately $1.1 million related to its prior amended credit facility (“Old Credit Facility”), as certain lenders who participated in the Old Credit Facility also participate in the Company’s Senior Credit Facility. In addition, the Company incurred approximately $2.3 million in deferred financing costs in connection with its senior subordinated notes issued in November 2007. Deferred financing costs for the senior subordinated notes are amortized to interest expense on a straight-line basis and deferred financing costs for the Senior Credit Facility and the Old Credit Facility are amortized to interest expense based upon the effective interest method over the life of the credit facilities. Deferred financing costs, net of amortization, totaling approximately $3.2 million and $2.2 million at December 31, 2011 and 2012, respectively, are included in “Other assets” in the accompanying consolidated balance sheets.

Revenue Recognition

At times the Company may receive funding for certain services in advance of services being rendered. These amounts are reflected in the accompanying consolidated balance sheets as deferred revenue until the services are rendered.

Social Services segment

Fee-for-service contracts. Revenues related to services provided under fee-for-service contracts are recognized as revenue at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates.

As services are rendered, documentation is prepared describing each service, time spent, and billing code under each contract to determine and support the value of each service provided. This documentation is used as a basis for billing under the Company’s contracts. The billing process and documentation submitted under its contracts vary among payers. The timing, amount and collection of the Company’s revenues under these contracts are dependent upon its ability to comply with the billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to the Company under a contract or result in adjustments to amounts billed.

The performance of the Company’s contracts is subject to the condition that sufficient funds are appropriated, authorized and allocated by each state, city or other local government. If sufficient appropriations, authorizations and allocations are not provided by the respective state, city or other local government, the Company is at risk of immediate termination or renegotiation of the financial terms of its contracts.

Cost based service contracts. Revenues from the Company’s cost based service contracts are recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those incurred costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred or excess cost per service over the allowable contract rate. This policy results in recognizing revenue from these contracts based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. The Company annually submits projected costs for the coming year, which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the payers’ year end, the Company submits cost reports which are used by the payers to determine the amount, if any, by which funds paid to the Company for services provided under the contracts were greater than the allowable costs. Completion of this review process may range from one month to several years from the date the Company submits a cost report. In cases where funds paid to the Company exceed the allowable costs to provide services under contract, the Company may be required to repay amounts previously received.

The Company’s cost reports are routinely audited by payers on an annual basis. The Company periodically reviews its provisional billing rates and allocation of costs and provides for estimated adjustments from the contracting payers. The Company believes that adequate provisions have been made in its consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts, which historically have not been material, are recorded in the Company’s consolidated statement of income in the year of settlement.

Annual block purchase contract. The Company’s annual block purchase contract with The Community Partnership of Southern Arizona requires it to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. The Company must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. The Company is obliged to provide services only to those clients with a demonstrated medical necessity. The annual funding allocation amount is subject to increase when the Company’s patient service encounters exceed the contract amount; however, such increases in the annual funding allocation amount are subject to government appropriation and may not be approved. There is no contractual limit to the number of eligible beneficiaries that may be assigned to the Company, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, the Company is at-risk if the costs of providing necessary services exceed the associated reimbursement.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of the Company’s contractual obligations, however, the Company cannot guarantee that amendments will be approved.

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

The costs associated with rendering these management services are shown as client service expense and in general and administrative expense in the accompanying consolidated statements of income.

NET Services segment

Capitation contracts. Approximately 83% of the Company’s non-emergency transportation services revenue is generated under capitated contracts where the Company assumes the responsibility of meeting the transportation needs of a specific geographic population. Revenues under capitation contracts with the Company’s payers are based on per-member monthly fees for the number of participants in the payer’s program.

Fee-for-service contracts. Revenues earned under fee-for-service contracts are recognized when the service is provided. Revenues under these types of contracts are based upon contractually established billing rates less allowance for contractual adjustments. Estimates of contractual adjustments are based upon payment terms specified in the related agreements.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares as part of the purchase price consideration. The exchangeable shares were valued at approximately $7.8 million in accordance with the provisions of the purchase agreement ($7.6 million for accounting purposes). The shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). Of the 287,576 Exchangeable Shares, 25,882 were exchanged as of December 31, 2012.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the accompanying consolidated balance sheets in the amount of approximately $7.0 million at December 31, 2011 and 2012.

The Exchangeable Shares and the 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares noted above are subject to a Settlement and Indemnification Agreement dated November 17, 2009 (“Indemnification Agreement”) by and between the Company and the sellers of WCG. The Indemnification Agreement secures the Company’s claims for indemnification and associated rights and remedies provided by the Share Purchase Agreement (under which the Company acquired all of the equity interest in WCG on August 1, 2007) arising from actions taken by British Columbia to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. The actions taken by British Columbia resulted in an approximate CAD $3.0 million dispute and termination of one of its six provincial contracts with WCG, which the Company is disputing. Under the Indemnification Agreement, the sellers have agreed to transfer their rights to the Exchangeable Shares and 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares to the Company to indemnify the Company against any losses suffered by the Company as the result of an unfavorable ruling upon the conclusion of all appeals related to arbitration. Alternatively, at their option, the sellers may pay cash in lieu of stock in satisfaction of their obligation under the Indemnification Agreement provided payment is made before or concurrently with the execution of any settlement with British Columbia.

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately CAD $13,000 which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. During the second quarter of 2010, British Columbia filed a petition for leave to appeal the arbitration award, and on October 11, 2011, the leave to appeal was granted to British Columbia.

In 2012, WCG received cash totaling approximately $3.4 million from British Columbia related to the arbitral award. However, in the event British Columbia prevails in its arguments during the appeal process, British Columbia will seek immediate repayment of the amount of the arbitral award owing at that time from WCG. Upon receipt of the cash discussed above, the Company recorded approximately $3.4 million to cash and other long-term liabilities in 2012.

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

SPCIC reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. Additionally, SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $350,000 per occurrence with an $8.0 million annual policy aggregate limit. As of December 31, 2011 and 2012, the Company had reserves of approximately $7.4 million and $8.8 million, respectively, for the general and professional liability and workers’ compensation programs (net of expected losses in excess of the Company’s liability which would be paid by third-party insurers to the extent losses are incurred). The reserves are classified as “Reinsurance liability reserve” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

In addition, the Company’s wholly-owned subsidiary, Provado Insurance Services, Inc. (“Provado”), is a licensed captive insurance company domiciled in the State of South Carolina. Provado has historically provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within the Company’s NET Services operating segment. Effective February 15, 2011, Provado did not renew its reinsurance agreement and will not assume liabilities for policies after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250,000 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250,000 to an additional aggregate limit of $1.1 million. Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2011 and 2012, Provado recorded reserves of approximately $4.7 million and $4.4 million, respectively. The reserves are classified as “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

The Company utilizes analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, automobile physical damage, and health insurance coverage to determine the amount of required reserves.

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $250,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2011 and 2012, the Company had approximately $1.6 million and $2.1 million, respectively, in reserve for its self-funded health insurance programs. The reserves are classified as “Reinsurance liability reserve” in the accompanying consolidated balance sheets.

The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no significant adjustments recorded in the periods covered by this report. Any significant increase in the number of claims or costs associated with claims made under these programs above the Company’s reserves could have a material adverse effect on its financial results.

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

New and Pending Accounting Pronouncements

New Accounting Pronouncements

In 2011, the FASB issued two Accounting Standards Updates (“ASU”), which amend the guidance for the presentation of comprehensive income. The amended guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In addition, the amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted the ASUs effective January 1, 2012. The adoption of the amended guidance impacted the presentation of other comprehensive income as the Company previously presented the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

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

Pending Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2013-05 and ASU 2013-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company believes that ASU 2013-02 will not have a material impact on its consolidated financial statements.

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

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81%, 82% and 81% of the Company’s revenue for the years ended December 31, 2010, 2011 and 2012, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the years ended December 31, 2010, 2011 and 2012, the Company conducted a portion of its operations in Canada through WCG. The amount of the Company’s net assets located in Canada at December 31, 2011 and 2012 and the amount of the Company’s consolidated revenue generated from its Canadian operations for the years ended December 31, 2010, 2011 and 2012 were as follows:

	December 31, 2011	Percent of Total Net Assets	December 31, 2012	Percent of Total Net Assets
Net assets located in Canada	$13,547,955	12.4%	$8,470,878	7.1%

	Year ended December 31,
	2010	Percent of Revenue	2011	Percent of Revenue	2012	Percent of Revenue
Revenue from Canadian operations	$22,188,979	2.5%	$22,638,993	2.4%	$14,111,006	1.3%

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

3.	Other Receivables

Other receivables and other assets consisted of the following:

	December 31,
	2011		2012
	Other Receivables	Other Assets	Other Receivables	Other Assets
Insurance premiums receivable from third parties(a)	$699,123	$0	$698,852	$0
Workers’ compensation and general and professional liability expected losses in excess of the Company’s reinsurance program liability(b)	667,908	2,266,735	990,676	2,218,170
Deferred financing charges, net(c)	0	3,238,859	0	2,165,678
Long-term receivable	0	0	0	2,926,504
Other	233,830	2,797,596	230,645	3,328,223

Total	$1,600,861	$8,303,190	$1,920,173	$10,638,575

a)	Represents insurance premiums receivable from third parties related to the reinsurance activities of the Company’s two captive subsidiaries.
b)	The Company recorded a corresponding liability, which offset these expected losses. This liability was classified as “Reinsurance liability reserve” in current liabilities and “Other long-term liabilities” in the accompanying consolidated balance sheets.
c)	Represents the unamortized balance of direct expenses capitalized in connection with the Company’s borrowing or establishment of credit facilities.

4.	Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31,
	2011	2012
Prepaid payroll	$2,569,954	$2,494,069
Prepaid insurance	3,805,410	3,739,002
Prepaid taxes	2,188,665	1,358,273
Prepaid rent	892,302	1,066,420
Prepaid bus tokens and passes	947,181	1,224,093
Prepaid maintenance agreements and copier leases	674,362	722,934
Interest receivable—certificates of deposit	1,123,040	678,990
Other	3,788,073	3,523,095

Total prepaid expenses and other	$15,988,987	$14,806,876

5.	Detail of Other Balance Sheet Accounts

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2011	2012
Land	—	$1,476,802	$1,476,802
Building	39 years	8,614,636	9,515,109
Furniture and equipment	3-7 years	36,521,537	45,560,526
Construction in progress	—	4,644,209	2,715,738

		51,257,184	59,268,175
Less accumulated depreciation		22,694,035	28,888,561

		$28,563,149	$30,379,614

Depreciation expense was approximately $5.0 million, $5.9 million and $7.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Accrued expenses consisted of the following:

	December 31,
	2011	2012
Accrued compensation	$17,608,103	$18,437,716
Other	13,046,114	14,538,235

	$30,654,217	$32,975,951

6.	Acquisitions

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

This acquisition was accounted for under ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the cost of the acquisition was initially allocated to the assets and liabilities acquired based on a preliminary evaluation of their respective fair values. A final valuation of the assets and liabilities acquired for ReDCO was performed in 2012 resulting in the allocation of the cost of the acquisition as set forth in the table below. The fair value of the net assets acquired of approximately $11.3 million exceeded the purchase price of the business of approximately $8.6 million. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the acquisition was accounted for as a bargain purchase and, as a result, the Company recognized a gain of approximately $2.7 million associated with the acquisition, which the Company has recorded in “Gain on bargain purchase” within its consolidated statements of income for 2011.

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

The following represents the Company’s allocation of the purchase price:

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

The amounts of ReDCo’s revenue and net income included in the Company’s consolidated statements of income for the year ended December 31, 2011, and the unaudited proforma revenue and net income of the combined entity had the acquisition date been January 1, 2010, were:

	Year ended December 31,
	2010	2011
ReDCo Actual:
Revenue	$0	$20,278,094
Net income	$0	$1,256,590

Consolidated Proforma:
Revenue	$920,435,398	$957,898,385
Net income	$27,341,543	$14,472,607

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

The following table summarizes the allocation of purchase price to intangible assets at December 31, 2011 and 2012 for intangible assets acquired in 2011 and 2012:

	Estimated Useful Life	Gross Carrying Amount December 31,
		2011	2012
Intangible assets acquired in 2011:
Customer relationships	15 Years	$826,201	$826,201

Intangible assets acquired in 2012:
Customer relationships	15 Years	$0	$64,986

No significant residual value is estimated for these intangible assets. Amortization expense is recognized on a straight-line basis over the estimated useful life.

7.	Goodwill and Intangibles

Goodwill

Changes in goodwill were as follows:

	Social Services	NET Services	Consolidated Total
Balances at December 31, 2010
Goodwill	$79,269,251	$191,214,989	$270,484,240
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	18,568,400	95,214,989	113,783,389

WCG foreign currency translation adjustment	(46,391)	0	(46,391)

Balances at December 31, 2011
Goodwill	79,222,860	191,214,989	270,437,849
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	18,522,009	95,214,989	113,736,998

Psych Support Inc. acquisition	125,014	0	125,014
WCG foreign currency translation adjustment	53,456	0	53,456

Balances at December 31, 2012
Goodwill	79,401,330	191,214,989	270,616,319
Accumulated impairment losses	(60,700,851)	(96,000,000)	(156,700,851)

	$18,700,479	$95,214,989	$113,915,468

During first nine months of 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia, which began in early 2012. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it enjoyed prior to the reorganization. The impact of this service delivery system reorganization was not fully realized until the conclusion of the transition to the new system in the third quarter of 2012 and contributed to a decrease in the financial results of operations of WCG for 2012. The Company determined that these factors were indicators that an interim asset impairment analysis was required under ASC 350. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the WCG acquisition based on a weighted-average of a market-based valuation approach and an income-based valuation approach at September 30, 2012. The Company determined that goodwill related to the acquisition of WCG was not impaired at that time. However, as described below, intangible assets related to WCG were impaired.

The Company determined in connection with its annual asset impairment analysis that goodwill was not impaired as of December 31, 2012, including goodwill related to the acquisition of WCG.

The total amount of goodwill that was deductible for income tax purposes for acquisitions as of December 31, 2011 and 2012 was approximately $35.8 million and $35.9 million, respectively.

Intangible Assets

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

Intangible assets consisted of the following:

	Estimated Useful Life	December 31,
		2011		2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10 Yrs	$12,007,562	$(8,075,085)	$12,007,562	$(9,346,865)
Customer relationships	15 Yrs	76,436,086	(23,569,757)	74,129,754	(28,608,670)
Customer relationships	10 Yrs	1,417,000	(743,925)	1,417,000	(885,625)
Developed technology	6 Yrs	6,000,000	(4,067,204)	6,000,000	(5,067,204)
Software licenses	5 Yrs	477,455	(421,752)	0	0
Restrictive covenants	5 Yrs	44,804	(31,410)	35,000	(29,750)

Total	13.7 Yrs*	$96,382,907	$(36,909,133)	$93,589,316	$(43,938,114)

*	Weighted-average amortization period at December 31, 2012.

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $7.7 million, $7.7 million and $7.5 million for the years ended December 31, 2010, 2011 and 2012, respectively. The total amortization expense is estimated to be approximately $7.1 million for 2013, $6.0 million for 2014, $5.4 million for 2015, $4.9 million for 2016 and $4.8 million for 2017, based on completed acquisitions as of December 31, 2012.

In connection with its interim asset impairment analysis conducted as of September 30, 2012, the Company determined that, for the same reasons noted above related to its goodwill impairment analysis, the value of the customer relationships acquired in connection with its acquisition of WCG was impaired as of September 30, 2012. Consequently, the Company recorded a non-cash charge of approximately $2.5 million in its Social

Services operating segment to reduce the carrying value of customer relationships acquired in connection with its acquisition of WCG based on their revised estimated fair values. In estimating the fair values of these intangible assets, the Company based its estimates on a projected discounted cash flow basis. This charge was included in “Asset impairment charge” in the accompanying consolidated statements of income.

In connection with its annual asset impairment analysis conducted as of December 31, 2012, the Company determined that no additional impairment charges were required to fairly state the value of these assets.

8.	Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31,
	2011	2012
6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	$49,993,000	$47,500,000
$40,000,000 revolving loan, LIBOR plus 3.00% (effective rate of 3.21% at
December 31, 2012) through March 2016	8,000,000	0
$100,000,000 term loan, LIBOR plus 3.00% with principal and interest payable at least once every three months through March 2016	92,500,000	82,500,000

	150,493,000	130,000,000
Less current portion	10,000,000	14,000,000

	$140,493,000	$116,000,000

The carrying amount of the long-term obligations approximated its fair value at December 31, 2011 and 2012. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

Annual maturities of long-term obligations as of December 31, 2012 are as follows:

Year	Amount
2013	$14,000,000
2014	62,500,000
2015	18,750,000
2016	34,750,000

Total	$130,000,000

Convertible senior subordinated notes.

On November 13, 2007, the Company issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014 (the “Notes”), under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein. The proceeds of $70.0 million were initially placed into escrow and were released on December 7, 2007 to partially fund the cash portion of the purchase price of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including the Company’s credit facility with CIT Capital Securities LLC (“CIT”) described below.

In connection with the Company’s issuance of the Notes, the Company entered into an Indenture between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”).

The Notes are convertible, under certain circumstances, into our common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1,000 principal amount of Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Notes. In the event of a fundamental change as described in the Indenture, each holder of the Notes shall have the right to require the Company to repurchase the Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares of the Company’s capital stock; (ii) a merger or consolidation of the Company with or into another entity, merger of another entity into the Company, or the sale, transfer or lease of all or substantially all of the Company’s assets to another entity (other than to one or more of the Company’s wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of the Company’s capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of the Company’s common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted the Company’s board of directors, together with any new directors whose election to the Company’s board of directors or whose nomination for election by the Company’s stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of the Company’s board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of the Company is approved by its board of directors or the Company’s stockholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

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

During the years ended December 31, 2011 and 2012, the Company repurchased approximately $20.0 million and $2.5 million, respectively, of the Notes.

Credit facility.

On March 11, 2011, the Company replaced the Old Credit Facility with the Senior Credit Facility and paid all amounts due under the Old Credit Facility with cash in the amount of $12.3 million and proceeds from the Senior Credit Facility as discussed in further detail below.

As part of this transaction, the Company entered into a Credit Agreement, representing the Senior Credit Facility, with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto (“New Credit Agreement”).

The New Credit Agreement provides the Company with the Senior Credit Facility in aggregate principal amount of $140.0 million, comprised of a $100.0 million term loan facility and a $40.0 million revolving credit facility. There is an option to increase the amount of the term loan facility and/or the revolving credit facility by an aggregate amount of up to $85.0 million as described below. The Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. Simultaneously, the Company borrowed the entire amount available under the term loan facility and used the proceeds thereof to repay amounts outstanding under the Old Credit Facility. Prospectively, the proceeds of the Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the 6.5% convertible senior subordinate notes (“Notes”); and (iv) other general corporate purposes.

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

The Senior Credit Facility matures on March 11, 2016; provided, however that, if there are more than $25.0 million in aggregate principal amount of the Company’s Notes outstanding on September 30, 2013, the Senior Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in full on November 15, 2013, unless the Company has provided the administrative agent with cash collateral on or before September 30, 2013 in an amount sufficient to repay the aggregate outstanding principal amount of the Notes. In the event that there are more than $25.0 million in aggregate principal amount of the Company’s Notes outstanding on September 30, 2013, the maturity date will be automatically reinstated to March 11, 2016 if: (i) the Company reduces the principal amount of the Notes to an aggregate amount of no more than $25.0 million on a date prior to November 15, 2013, (ii) the Company has availability under the revolving credit facility plus unrestricted cash in an amount at least equal to the aggregate outstanding principal amount of the Notes on such date and (iii) there is no default or event of default under the Senior Credit Facility on such date. The Company may prepay the Senior Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of LIBOR loans. The unutilized portion of the commitments under the Senior Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

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

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant. The Company was in compliance with all financial covenants as of December 31, 2012.

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

Additionally, the Company incurred financing fees of approximately $2.6 million to refinance the Old Credit Facility and is accounting for such fees, as well as unamortized deferred financing fees related to the Old Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis. Of the total amount of unamortized deferred financing fees related to the Old Credit Facility as of March 11, 2011, approximately $1.1 million will continue to be deferred and amortized to interest expense and approximately $2.5 million was expensed for the year ended December 31, 2011, and is included in “Loss on extinguishment of debt” in the accompanying consolidated statement of income. Of the $2.6 million of fees incurred related to the Senior Credit Facility, approximately $2.2 million was deferred and will be amortized to interest expense and approximately $389,000 was expensed as interest expense for the year ended December 31, 2011.

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

In evaluating the financial performance and economic characteristics of Social Services, the Company’s chief operating decision maker regularly reviews the following types of financial and non-financial information for each operating entity within Social Services:

•	Consolidated financial statements;

•	Separate financial statements for each individual operating entity versus their budget;

•	Monthly non-financial statistical information;

•	Productivity reports; and

•	Payroll reports.

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

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2010, 2011 and 2012. In addition, none of the segments have significant non-cash items other than asset impairment charges and depreciation and amortization charges in operating income.

	For the year ended December 31, 2010
	Social Services(c)	NET Services	Corporate(a)(b)	Consolidated Total
Revenues	$341,920,631	$537,776,026	$0	$879,696,657

Depreciation and amortization	$6,193,718	$6,458,309	$0	$12,652,027

Operating income	$10,121,320	$47,182,031	$0	$57,303,351

Net interest expense (income)	$(190,540)	$16,202,388	$0	$16,011,848

Total assets	$148,305,013	$204,085,367	$34,543,115	$386,933,495

Capital expenditures	$1,734,495	$2,968,148	$5,563,301	$10,265,944

	For the year ended December 31, 2011
	Social Services(c)	NET Services	Corporate(a)(b)	Consolidated Total
Revenues	$361,439,165	$581,541,431	$0	$942,980,596

Depreciation and amortization	$7,082,051	$6,574,254	$0	$13,656,305

Operating income	$11,221,319	$25,417,846	$0	$36,639,165

Net interest expense	$46,345	$9,954,878	$0	$10,001,223

Gain on bargain purchase	$2,710,982	$0	$0	$2,710,982

Loss on extinguishment of debt	$1,857,029	$606,453	$0	$2,463,482

Total assets	$155,710,095	$204,666,652	$18,676,080	$379,052,827

Capital expenditures	$3,022,594	$4,301,392	$3,981,233	$11,305,219

	For the year ended December 31, 2012
	Social Services(c)(d)	NET Services	Corporate(a)(b)	Consolidated Total
Revenues	$355,231,030	$750,657,544	$0	$1,105,888,574

Depreciation and amortization	$7,407,597	$7,615,372	$0	$15,022,969

Operating income	$707,063	$23,493,441	$0	$24,200,504

Net interest expense (income)	$(60,868)	$7,568,592	$0	$7,507,724

Total assets	$145,770,432	$216,697,923	$29,269,066	$391,737,421

Capital expenditures	$2,489,119	$6,271,254	$762,154	$9,522,527

(a)	Corporate costs have been allocated to the Social Services and NET Services operating segments.
(b)	Corporate assets as of December 31, 2010, 2011 and 2012 include cash totaling approximately $27.0 million, $6.9 million and $18.0 million, property and equipment totaling approximately $6.2 million, $9.2 million and $8.7 million, prepaid expenses of approximately $921,000, $2.2 million and $2.1 million, and other assets of approximately $450,000, $445,000 and $397,000, respectively.

(c)	Excludes intersegment revenues of approximately $671,000 for the year ended December 31, 2010, $530,000 for the year ended December 31, 2011 and $378,000 for the year ended December 31, 2012 that have been eliminated in consolidation.
(d)	Includes a non-cash impairment charge to certain intangible assets of approximately $2.5 million for year ended December 31, 2012.

The following table details the Company’s revenues, net income and long-lived assets by geographic location.

	For the year ended December 31, 2010
	United States(a)	Canada	Consolidated Total
Revenue	$857,507,678	$22,188,979	$879,696,657

Net income	$23,321,638	$305,005	$23,626,643

Long-lived assets	$189,961,245	$6,665,068	$196,626,313

	For the year ended December 31, 2011
	United States(a)	Canada	Consolidated Total
Revenue	$920,341,603	$22,638,993	$942,980,596

Net income	$16,924,287	$15,907	$16,940,194

Long-lived assets	$195,776,953	$5,996,968	$201,773,921

	For the year ended December 31, 2012
	United States(a)	Canada	Consolidated Total
Revenue	$1,091,777,568	$14,111,006	$1,105,888,574

Net income	$11,044,991	$(2,562,752)	$8,482,239

Long-lived assets	$190,415,521	$3,530,763	$193,946,284

(a)	The Social Services and NET Services operating segments, on an aggregate basis, derived approximately 12.8%, 12.2% and 9.7% of the Company’s consolidated revenue from the State of Virginia’s Department of Medical Assistance Services for the years ended December 31, 2010, 2011 and 2012, respectively. Additionally, both segments, on an aggregate basis, derived approximately 11.0% and 10.3% of the Company’s consolidated revenue from the State of New Jersey for the years ended December 31, 2011 and 2012, respectively.

10.	Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

During the year ended December 31, 2012, the Company granted a total of 82,500 five-year options under the 2006 Long-Term Incentive Plan (“2006 Plan”) to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to the Company’s Interim Chief Executive Officer and Director who was awarded 22,500 options and new Chief Financial Officer who was awarded 60,000 options. The option exercise price for all options granted was $12.59.

The options awarded to the Company’s Interim Chief Executive Officer cliff vest on or after the end of his current term as director of the Company at its annual stockholders meeting in 2014. The options granted to the Company’s new Chief Financial Officer vest 50% on December 31, 2013 and 50% on December 31, 2014. The weighted-average fair value of the options granted during the year ended December 31, 2012 totaled $6.92 per share.

The Company granted a total of 232,927 shares of restricted stock to non-employee directors of its board of directors, executive officers and certain key employees during the year ended December 31, 2012. The awards vest in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of these awards totaled $15.25 per share.

During the year ended December 31, 2012, the Company issued 64,567 shares of its common stock in connection with the exercise of employee stock options under the 2006 Plan. In addition, during the year ended December 31, 2012, the Company issued 2,902 shares and 23,446 shares of its common stock in connection with the exercise of employee stock options under the Company’s 1997 Stock Option and Incentive Plan (“1997 Plan”) and 2003 Stock Option Plan (“2003 Plan”), respectively. The Company also issued 73,081 shares of its common stock to non-employee directors and executive officers upon the vesting of certain restricted stock awards granted in 2010 and 2011 under the Company’s 2006 Plan. In connection with the vesting of these restricted stock awards, 11,302 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the Federal and state taxing authorities. These shares were placed in treasury.

On February 1, 2007, the Company’s board of directors approved a stock repurchase program for up to one million shares of its common stock. The Company may purchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. In 2012, the Company spent approximately $3.5 million to purchase 293,600 shares of its common stock in the open market. As of December 31, 2012, the Company spent approximately $14.4 million to purchase 756,100 shares of its common stock in the open market since the inception of this stock repurchase program.

At December 31, 2011 and 2012, there were 13,621,951 and 13,785,947 shares of the Company’s common stock outstanding, respectively, (including 623,576 treasury shares at December 31, 2011 and 928,478 treasury shares at December 31, 2012) and no shares of preferred stock outstanding.

The following table reflects the total number of shares of the Company’s common stock reserved for future issuance as of December 31, 2012:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	1,950,165
Exchangeable shares issued in connection with the acquisition of WCG that are exchangeable into shares of the Company’s common stock	261,694
Convertible senior subordinated notes	1,509,360

Total shares of common stock reserved for future issuance	3,721,219

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

On August 16, 2012, the Company’s stockholders ratified the adoption by the Board of the Amended Rights Agreement.

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

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of December 31, 2012:

	Number of shares of the Company’s common stock authorized for issuance		Number of shares of the Company’s common stock remaining available for future grants	Number of shares of the Company’s common stock subject to
				Options	Stock Grants
1997 Plan	428,572		0	0	0
2003 Plan	1,400,000		0	626,170	0
2006 Plan	4,400,000	(1)	1,649,485	1,098,251	225,744

Total	6,228,572		1,649,485	1,724,421	225,744

(1)	On August 16, 2012, the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2006 Plan by 1,500,000 shares from 2,900,000 shares to 4,400,000 shares.

The Company chose to follow the short-cut method prescribed by ASC 718 to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 (“APIC pool”). There was no effect on the Company’s financial results for 2010, 2011 or 2012 related to the application of the short-cut method to determine its APIC pool balance.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option-pricing formula. Stock-based compensation expense for stock options granted prior to December 31, 2005 is not reflected in the Company’s consolidated statements of income for the years ended December 31, 2010, 2011 and 2012 as all of the outstanding stock options granted prior to December 31, 2005 were vested at December 31, 2005.

Stock-based compensation expense charged against income for stock options and stock grants awarded during the years ended December 31, 2010, 2011 and 2012 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC 718 and totaled approximately $1.5 million (net of tax of approximately $156,000), $2.9 million (net of tax of approximately $774,000) and $2.9 million (net of tax of approximately $960,000), respectively. ASC 718 requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

For the years ended December 31, 2010, 2011 and 2012, the amount of excess tax benefits resulting from the exercise of stock options was approximately $66,000, $17,000 and $91,000, respectively. For the years ended December 31, 2010, 2011 and 2012, the Company had tax shortfalls resulting from the exercise of stock options of approximately $242,000, $117,000 and $306,000, respectively. The excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for the years ended December 31, 2010, 2011 and 2012 in the accompanying consolidated statements of cash flows.

For stock-based compensation awards granted during 2010, 2011 and 2012, the associated expense is amortized over the vesting period of three years with approximately 16%, 18% and 20% recorded as client services expense, 38%, 29% and 35% as cost of non-emergency transportation services and 46%, 53% and 45% as general and administrative expense in the Company’s consolidated statements of income for the years ended December 31, 2010, 2011 and 2012, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2012:

	Year ended December 31, 2012
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	1,910,143	$19.30
Granted	82,500	12.59
Exercised	(90,915)	10.44
Forfeited or expired	(177,307)	18.91

Outstanding at end of period	1,724,421	$19.48	4.9	$2,568,645

Vested or expected to vest at end of period	1,714,509	$19.52	4.9	$2,534,401

Exercisable at end of period	1,426,674	$20.53	4.5	$1,802,889

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2010, 2011 and 2012 were as follows:

	Year ended December 31,
	2010	2011	2012
Weighted-average grant date fair value	$12.23	$10.40	$6.92
Options exercised:
Total intrinsic value	$454,088	$46,756	$351,050
Cash received	$470,887	$56,232	$948,850

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested common stock during the year ended December 31, 2012:

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2011	141,841	$15.28
Granted	232,927	$15.25
Vested	(73,081)	$15.40
Forfeited	(75,943)	$15.16

Non-vested at December 31, 2012	225,744	$15.25

Stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of December 31, 2012, there was approximately $4.0 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.12 years. The total fair value of shares vested was $428,000, $2.8 million and $4.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

The fair value of each stock option awarded during the years ended December 31, 2010, 2011 and 2012 was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Year ended December 31,
	2010	2011	2012
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	90.9%-91.2%	86.8%-88.1%	82.1%
Risk-free interest rate	2.4%	1.9%-2.6%	0.4%-0.5%
Expected life of options (in years)	6	5.2-7.5	3.3-3.6

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and the expected stock price volatility were based on the Company’s historical data. Implied volatility was not considered due to the low volume of traded options on the Company’s common stock.

12.	Performance Restricted Stock Units

The Company has granted performance restricted stock units (“PRSUs”) to its executive officers that may be settled in cash as set forth in the table below.

Date of Grant	Number of PRSUs Granted	Return on Equity Performance Levels		Fiscal Year Performance Period	Vesting
		Threshold	Target
March 14, 2011	122,144	14%	18%	2011	Graded vesting
January 13, 2012	113,891	14%	18%	2012-2014	Cliff vesting

The number of PRSUs eligible to be settled in cash will be based on the achievement of return on equity (determined by the quotient resulting from dividing the Company consolidated net income for the performance periods of each grant by the average of its beginning of the year and end of the year stockholders’ equity for the respective performance periods) (“ROE”) targets established by the Compensation Committee of the Company’s Board (“Committee”) for the performance periods under each grant.

On March 12, 2012, the Committee certified in writing that the Company achieved an ROE of 17.13% for 2011 related to the PRSUs granted in 2011 (“2011 PRSUs”). Since the Company’s actual ROE fell between the Threshold and Target performance levels, the payout amount was determined by linear interpolation. The amount of the award was determined by multiplying the number of PRSUs corresponding to the ROE level achieved by the fair market value (at closing market price) of the Company’s common stock on March 12, 2012. Of the 122,144 PRSUs granted in 2011, 108,861 PRSUs, or 89.1% thereof, were awarded and will be settled in cash in the amount of approximately $1.7 million. Payment of the award will be equally divided into three tranches corresponding to the required vesting period where the first and second tranches were paid on March 12, 2012 and March 15, 2013, respectively, and the remaining tranche will be paid to vested participants on or between March 1 and March 15, 2014. Vesting criteria for the 2011 PRSU awards require employment with the Company throughout 2011 as well as achievement of the performance goal, and employment up through each applicable service vesting date which will be December 31, 2011, 2012 and 2013 for each of the three respective tranches.

With respect to the PRSUs granted on January 13, 2012 (“2012 PRSUs”), payment of the award, if earned, will be divided into two tranches (each tranche representing half of the total number of PRSUs) corresponding to the required performance period where the first tranche will be paid on or between March 1, 2014 and March 15, 2014 based on the ROE level achieved by the Company for the period beginning January 1, 2012 and ending December 31, 2013. The second tranche will be paid on or between March 1, 2015 and March 15, 2015 based on the ROE level achieved by the Company for the period beginning January 1, 2012 and ending December 31, 2014. In both cases, the Committee will certify in writing the ROE level achieved for the performance periods on March 1, 2014 related to the first tranche and March 1, 2015 related to the second tranche, or as soon thereafter as the Committee is provided with the Company’s audited financial statements, but in no event in either case later than March 15, 2014 and 2015, respectively (such date referred to as the Settlement Date). In addition, such certification will occur immediately prior to each of the respective cash settlements. The following are the payout percentages for the ROE target levels set by the Committee.

•	50% of each tranche of the 2012 PRSUs will be awarded if the Company achieves an ROE equal to or greater than the Threshold ROE performance level, for the respective performance period; and,

•	100% of each tranche of the 2012 PRSUs will be awarded if the Company achieves an ROE equal to or greater than the Target ROE performance level, for the respective performance period.

If the Company’s ROE falls between the Threshold and Target performance levels, the payout amount will be determined by linear interpolation on the Settlement Date.

If the Threshold or Target ROE performance level is achieved, then the amount of the award will be determined by multiplying the number of PRSUs corresponding to the ROE level achieved by the fair market value (at closing market price) of the Company’s common stock on the Settlement Date. Vesting criteria for the 2012 PRSU awards require employment with the Company throughout the performance periods as well as achievement of the performance goal, and employment up through December 31, 2013 and 2014 for each of the two respective tranches.

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

Compensation expense of approximately $906,000 and $371,000 was recorded by the Company for the years ended December 31, 2011 and 2012, respectively, related to the 2011 PRSUs. There was no compensation expense recorded by the Company for the year ended December 31, 2012 related to the 2012 PRSUs.

13.	Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2010	2011	2012
Numerator:
Net income, basic	$23,626,643	$16,940,194	$8,482,239
Effect of Interest related to Convertible Debt	2,942,004	0	0

Net income available to common stockholders, diluted	$26,568,647	$16,940,194	$8,482,239
Denominator:
Denominator for basic earnings per share—weighted-average shares	13,194,226	13,242,702	13,225,448
Effect of dilutive securities:
Common stock options and restricted stock awards	91,550	78,907	129,165
Convertible Debt	1,678,740	0	0

Denominator for diluted earnings per share—adjusted weighted-average shares assumed conversion	14,964,516	13,321,609	13,354,613

Basic earnings per share	$1.79	$1.28	$0.64

Diluted earnings per share	$1.78	$1.27	$0.64

For the years ended December 31, 2010, 2011 and 2012, employee stock options to purchase 1,290,468, 1,601,158 and 1,563,247 shares, respectively, of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been anti-dilutive. The effect of issuing 1,429,542 and 1,179,999 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the years ended December 31, 2011 and 2012, respectively, as it would have been antidilutive.

14.	Leases

The Company leases many of its operating and office facilities for various terms under non-cancelable operating lease agreements. The leases expire in various years and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid as of December 31, 2011 and 2012 was approximately $912,000 and $1.2 million, respectively, and was included in “Accrued expenses” in the accompanying consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2012:

Operating Leases
2013	$15,629,972
2014	11,353,432
2015	8,049,821
2016	5,596,030
2017	3,736,538
Thereafter	4,034,559

Total future minimum lease payments	$48,400,352

Rent expense related to operating leases was approximately $18.7 million, $19.4 million and $21.3 million, for the years ended December 31, 2010, 2011 and 2012, respectively.

15.	Retirement Plan

Social Services

The Company maintains qualified defined contribution plans under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”), for all employees of its Social Services operating segment and corporate personnel, as well as employees of its NET Services operating segment as of January 1, 2012. The Company, at its discretion, may make a matching contribution to the plans. The Company’s contributions to the plans were approximately $391,000, $406,000 and $461,000, for the years ended December 31, 2010, 2011 and 2012, respectively.

On August 31, 2007, the Board adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for the Company’s eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. As of December 31, 2012, there were six participants in the Deferred Compensation Plan.

NET Services

The Company maintained a qualified defined contribution plan under Section 401(k) of the IRC for all employees of its NET Services operating segment through December 31, 2011. Under this plan, the Company contributed an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, the Company could also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event did participant shares of the Company’s matching contribution exceed 1.25% of participants’ compensation for the plan year. For the years ended December 31, 2010 and 2011, the Company made contributions to this plan totaling approximately $124,000 and $135,000, respectively. This plan transferred to the Social Services operating segment plan (discussed above) effective January 1, 2012.

The Company also maintains a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of its NET Services operating segment. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. As of December 31, 2012, there were 18 highly compensated employees who participated in this plan.

16.	Income Taxes

The federal and state income tax provision is summarized as follows:

	Year ended December 31,
	2010	2011	2012
Federal:
Current	$13,487,468	$9,262,461	$6,908,593
Deferred	1,201,825	(301,719)	(80,811)

	14,689,293	8,960,742	6,827,782
State:
Current	$2,569,947	$1,253,073	$2,124,040
Deferred	277,554	(20,738)	84,975

	2,847,501	1,232,335	2,209,015
Foreign:
Current	$238,129	$(40,345)	$(6,185)
Deferred	(110,063)	(207,484)	(820,071)

	128,066	(247,829)	(826,256)

Total provision for income taxes	$17,664,860	$9,945,248	$8,210,541

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2010	2011	2012
Federal statutory rates	35%	35%	35%

Federal income tax at statutory rates	$14,452,026	$9,409,905	$5,843,532
Change in valuation allowance	347,775	(417,038)	180,570
State income taxes, net of federal benefit	1,850,876	801,018	1,435,859
Difference between federal statutory and foreign tax rate	(35,607)	50,261	384,273
Stock option expense	394,606	618,819	604,666
Meals and entertainment	76,413	110,352	67,424
Bargain purchase gain on the acquisition of ReDCo	0	(948,844)	0
Change in workers’ compensation liability accural related to ReDCo	0	0	(372,166)
Other	578,771	320,775	66,383

Provision for income taxes	$17,664,860	$9,945,248	$8,210,541

Effective income tax rate	43%	37%	49%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$1,028,000	$1,183,000
Accounts receivable allowance	1,644,000	0
Property and equipment depreciation	545,000	632,000
Accrued items and prepaids	1,486,000	1,472,000
Nonqualified stock options	1,396,000	1,654,000
Deferred rent	490,000	676,000
Deferred financing costs	433,000	201,000
Other	395,000	431,000

	7,417,000	6,249,000
Deferred tax liabilities:
Prepaids	1,571,000	1,592,000
Property and equipment depreciation	5,798,000	5,459,000
Goodwill and intangibles amortization	10,514,000	8,893,000
Other	30,000	38,000

	17,913,000	15,982,000

Net deferred tax liabilities	(10,496,000)	(9,733,000)
Less valuation allowance	(449,000)	(629,000)

Net deferred tax liabilities	$(10,945,000)	$(10,362,000)

Current deferred tax assets, net of $228,000 and $238,000 valuation allowance for 2011 and 2012, respectively	$1,965,000	$532,000
Noncurrent deferred tax liabilities, net of $221,000 and $391,000 valuation allowance for 2011 and 2012, repectively	(12,910,000)	(10,894,000)

	$(10,945,000)	$(10,362,000)

At December 31, 2012, the Company had approximately $495,000 of federal net operating loss carryforwards which expire in years 2019 through 2032 and $17.4 million of state net operating loss carryforwards which expire as follows:

2013	$562,123
2014	236,407
2015	1,066,968
2016	2,147,036
2017	2,201,577
Thereafter	11,198,743

$17,412,854

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

The net change in the total valuation allowance for the year ended December 31, 2012 was $180,000. The valuation allowance includes $11.9 million of state net operating loss carryforwards for which the Company has concluded that it is more likely than not that these net operating loss carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2010, 2011 and 2012 in the amount of $66,000, $17,000 and $91,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

The Company recognized a tax shortfall related to stock option plans for the years ended December 31, 2010, 2011 and 2012 in the amount of $242,000, $117,000 and $306,000, respectively. This was recorded as a reduction of deferred tax assets and a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

The Company expects none of the unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2010, 2011 and 2012, the Company recognized approximately $(2,000), $3,000 and $8,000, respectively, in interest and penalties. The Company had approximately $8,000 and $16,000 for the payment of penalties and interest accrued as of December 31, 2011 and 2012. A reconciliation of the liability for unrecognized income tax benefit is as follows:

	December 31,
	2010	2011	2012
Unrecognized tax benefits, beginning of year	$119,000	$173,000	$324,000
Increase (decrease) related to prior year positions	54,000	(41,000)	(104,000)
Increase related to current year tax positions	0	192,000	58,000
Settlements	0	0	(24,000)

Unrecognized tax benefits, end of year	$173,000	$324,000	$254,000

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $254,000 as of December 31, 2012.

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States, four years for Canada, and between eighteen months and four years for the various states in which the Company operates. The Company is subject to the following material taxing jurisdictions: United States, Canada, California, Florida, New Jersey and Virginia. The tax years that remain open for examination by the United States, Connecticut, Florida and Virginia jurisdictions are years ended December 31, 2009, 2010, 2011 and 2012; the California and New Jersey filings that remain open to examination are years ended December 31, 2008, 2009, 2010, 2011 and 2012.

Residual United States income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiary as the foreign subsidiary had cumulative losses as of December 31, 2012. Should the foreign subsidiary have future cumulative earnings, these earnings will be considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes will be provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both United States income taxes and withholding taxes payable to Canada less an adjustment for foreign tax credits.

17.	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying consolidated balance sheets, was approximately $878,000 and $1.2 million at December 31, 2011 and 2012, respectively.

18.	Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, the Company’s former Chief Executive Officer, former Chief Financial Officer, and Chief Operating Officer, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. In November 2012, the Company’s Interim Chief Executive Officer and new Chief Financial Officer became members of Maple Star Colorado, Inc. board of directors. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $270,000, $249,000 and $258,000 for the years ended December 31, 2010, 2011 and 2012, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2011 and 2012 were approximately $224,000 and $231,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease with a six month prior written notice. Certain members of Mr. Schwarz’s, Chief Executive Officer of LogistiCare, immediate family have partial ownership interest in McDowell. In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust. For 2010, 2011 and 2012, the Company expensed approximately $411,000, $423,000 and $417,000, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease total approximately $844,000 at December 31, 2012.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2012) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2012.

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

Information required by this Item is incorporated by reference from our 2013 Proxy Statement including, but not necessarily limited to, the sections “Proposal 1—Election of Directors” and “Corporate Governance”.

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

Information required by this Item is incorporated by reference from our 2013 Proxy Statement including, but not necessarily limited to, the sections “Corporate Governance” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated by reference from our 2013 Proxy Statement including, but not necessarily limited to, the sections “Voting Securities of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2012 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	1,724,421	$19.48	1,649,485
Equity compensation plans not approved by security holders	—	—	—

Total	1,724,421	$19.48	1,649,485

(1)	Columns (a) and (b) include 1,724,421 shares issuable upon exercise of outstanding stock options.
(2)	The number of shares shown in column (c) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended. No additional stock options or other stock-based awards may be granted under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from our 2013 Proxy Statement including, but not necessarily limited to, the section “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference from our 2013 Proxy Statement including, but not necessarily limited to, the section “Independent Public Accountants”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2011 and 2012;

•	Consolidated Statements of Income for the years ended December 31, 2010, 2011 and 2012;

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income at December 31, 2010, 2011and 2012; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012.

(3) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year Ended December 31, 2012:
Allowance for doubtful accounts	$5,834,743	$2,856,156	$2,741,315	(1)	$7,747,355	(2)	$3,684,859
Deferred tax valuation allowance	448,567	180,570	—		—		629,137
Year Ended December 31, 2011:
Allowance for doubtful accounts	$5,252,231	$3,314,174	$3,002,815	(1)	$5,734,477	(2)	$5,834,743
Deferred tax valuation allowance	865,605	(417,038)	—		—		448,567
Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,901,391	$4,304,284	$3,471,668	(1)	$5,425,112	(2)	$5,252,231
Deferred tax valuation allowance	517,830	347,775	—		—		865,605

Notes:

(1)	Amounts primarily include the allowance for contractual adjustments related to our non-emergency transportation services operating segment that are recorded as adjustments to non-emergency transportation services revenue as well as certain reclassifications within the “Accounts Receivable” line item of the consolidated balance sheets made to conform with the current period presentation of the allowance for doubtful accounts in this schedule related to our correctional services business.
(2)	Write-offs, net of recoveries

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

(3) Exhibits

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 9, 2011.

3.2(2)	Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010.

4.1(3)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(4)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(5)	Amended and Restated Rights Agreement, dated as of December 9, 2011, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(6)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(7)	2003 Stock Option Plan, as amended.

+10.3(8)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(9)	Amended and Restated Providence Service Corporation Deferred Compensation Plan.

10.5(3)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

10.6(9)	Credit Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including certain domestic subsidiaries), Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, the other lenders party thereto, Merrill Lynch, Pierce, Fenner, & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers.

10.7(9)	Pledge Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

10.8(9)	Security Agreement, dated as of March 11, 2011, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

+10.9(10)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.10(11)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.11(12)	Memorandum of Agreement dated November 19, 2012 between The Providence Service Corporation and Fletcher Jay McCusker.

+10.12(10)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Michael N. Deitch.

+10.13(11)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Michael N. Deitch.

+10.14(12)	Memorandum of Agreement dated November 19, 2012 between The Providence Service Corporation and Michael N. Deitch.

Exhibit Number	Description

+10.15(10)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.16(11)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.17(10)	Employment Agreement dated March 22, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.18(11)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.19(11)	Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Herman Schwarz.

+10.20(12)	Letter of Agreement dated November 19, 2012 between The Providence Service Corporation and Warren S. Rustand.

+10.21(12)	Letter of Agreement dated November 19, 2012 between The Providence Service Corporation and Robert E. Wilson.

+10.22(13)	Form of Restricted Stock Agreements, as amended.

+10.23(13)	Form of Stock Option Agreements.

+10.24(13)	Form of 2011 Performance Restricted Stock Unit Agreements.

+10.25(1)	Form of 2012 Performance Restricted Stock Unit Agreements.

+10.26	Form of 2013 Performance Restricted Stock Unit Agreements.

*12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

*31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

*31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS(14)	XBRL Instance Document

101.SCH(14)	XBRL Schema Document

101.CAL(14)	XBRL Calculation Linkbase Document

101.LAB(14)	XBRL Label Linkbase Document

101.PRE(14)	XBRL Presentation Linkbase Document

101.DEF(14)	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.
(2)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.
(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.
(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.
(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.
(7)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.
(8)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.
(9)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.
(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2011.
(11)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.
(12)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2012.
(13)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.
(14)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ WARREN S. RUSTAND
Warren S. Rustand Chief Executive Officer

Dated: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WARREN S. RUSTAND Warren S. Rustand	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/S/ ROBERT E. WILSON Robert E. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/S/ CHRISTOPHER SHACKELTON Christopher Shackelton	Chairman of the Board	March 15, 2013

/S/ RICHARD A. KERLEY Richard A. Kerley	Director	March 15, 2013

/S/ KRISTI L. MEINTS Kristi L. Meints	Director	March 15, 2013