Form 10-Q
period 2013-03-31
PROVIDENCE SERVICE CORP
filed 2013-05-10
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, there were outstanding 13,043,265 shares (excluding treasury shares of 949,961) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$83,080	$55,863
Accounts receivable, net of allowance of $3.8 million in 2013 and $3.7 million in 2012	89,147	98,628
Management fee receivable	3,305	2,662
Other receivables	1,267	1,920
Restricted cash	2,151	1,787
Prepaid expenses and other	14,581	14,807
Deferred tax assets	994	532
Total current assets	194,525	176,199
Property and equipment, net	29,858	30,380
Goodwill	113,866	113,915
Intangible assets, net	47,846	49,651
Restricted cash, less current portion	10,953	10,953
Other assets	10,822	10,639
Total assets	$407,870	$391,737
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$15,000	$14,000
Accounts payable	4,650	4,569
Accrued expenses	44,303	32,976
Accrued transportation costs	59,257	61,316
Deferred revenue	9,377	7,055
Reinsurance liability reserve	9,174	12,713
Total current liabilities	141,761	132,629
Long-term obligations, less current portion	112,250	116,000
Other long-term liabilities	14,974	13,527
Deferred tax liabilities	11,785	10,894
Total liabilities	280,770	273,050
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 13,988,726 and 13,785,947 issued and outstanding (including treasury shares)	14	14
Additional paid-in capital	183,057	180,778
Accumulated deficit	(46,401)	(53,079)
Accumulated other comprehensive loss, net of tax	(1,053)	(893)
Treasury shares, at cost, 949,961 and 928,478 shares	(15,478)	(15,094)
Total Providence stockholders' equity	120,139	111,726
Non-controlling interest	6,961	6,961
Total stockholders' equity	127,100	118,687
Total liabilities and stockholders' equity	$407,870	$391,737

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share data)

	Three months ended March 31,
	2013	2012

Revenues:
Home and community based services	$76,960	$84,125
Foster care services	8,444	8,355
Management fees	2,950	2,995
Non-emergency transportation services	193,133	164,672
	281,487	260,147
Operating expenses:
Client service expense	75,517	80,210
Cost of non-emergency transportation services	176,684	156,979
General and administrative expense	12,452	12,739
Depreciation and amortization	3,729	3,626
Total operating expenses	268,382	253,554
Operating income	13,105	6,593

Other (income) expense:
Interest expense	1,772	1,907
Interest income	(21)	(42)
Income before income taxes	11,354	4,728
Provision for income taxes	4,676	1,686
Net income	$6,678	$3,042

Earnings per common share:
Basic	$0.51	$0.23
Diluted	$0.49	$0.23

Weighted-average number of common shares outstanding:
Basic	13,148,717	13,266,908
Diluted	14,507,367	13,404,833

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2013	2012

Net income	$6,678	$3,042
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(160)	279
Comprehensive income	$6,518	$3,321

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2013	2012
Operating activities
Net income	$6,678	$3,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,934	1,729
Amortization	1,795	1,897
Amortization of deferred financing costs	264	286
Provision for doubtful accounts	558	(193)
Deferred income taxes	(21)	(441)
Stock based compensation	918	1,067
Excess tax benefit upon exercise of stock options	(158)	(21)
Other	22	(18)
Changes in operating assets and liabilities:
Accounts receivable	8,905	(8,282)
Management fee receivable	(643)	470
Other receivables	653	(228)
Restricted cash	(410)	(215)
Prepaid expenses and other	(287)	445
Reinsurance liability reserve	(1,948)	(1,811)
Accounts payable and accrued expenses	11,349	592
Accrued transportation costs	(2,059)	6,159
Deferred revenue	2,322	1,230
Other long-term liabilities	(71)	3,446
Net cash provided by operating activities	29,801	9,154
Investing activities
Purchase of property and equipment, net	(1,438)	(4,168)
Acquisition of businesses, net of cash acquired	0	(190)
Restricted cash for reinsured claims losses	46	1,553
Purchase of short-term investments, net	(8)	(25)
Net cash used in investing activities	(1,400)	(2,830)
Financing activities
Repurchase of common stock, for treasury	(384)	(118)
Proceeds from common stock issued pursuant to stock option exercise	1,878	80
Excess tax benefit upon exercise of stock options	158	21
Repayment of long-term debt	(2,750)	(2,500)
Capital lease payments	(3)	(14)
Net cash used in financing activities	(1,101)	(2,531)
Effect of exchange rate changes on cash	(83)	78
Net change in cash	27,217	3,871
Cash at beginning of period	55,863	43,184
Cash at end of period	$83,080	$47,055

Supplemental cash flow information:
Cash paid for interest	$732	$825
Cash paid for income taxes	$1,770	$2,990

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

The Company’s consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). The Social Services segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based services and foster care services to at-risk families and children. The NET Services segment provides non-emergency transportation management services primarily to Medicaid and Medicare beneficiaries. As of March 31, 2013, the Company operated in 44 states and the District of Columbia, in the United States, and in British Columbia and Alberta, Canada.

Summary of Significant Accounting Policies and Critical Accounting Estimates

     Significant Accounting Policies

           The Company has established and followed a number of accounting policies in the preparation of these consolidated financial statements in conformity with GAAP.  Significant among these policies are policies related to cash and cash equivalents, restricted cash, deferred financing costs, non-controlling interest and stock-based compensation arrangements.  These accounting policies are more fully described in the notes to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

New and Pending Accounting Pronouncements

     New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2013-05 and ASU 2013-12.  ASU 2013-02 is effective for reporting periods beginning after December 15, 2012.  The Company adopted ASU 2013-02 effective January 1, 2013.  The adoption of 2013-02 has not had an effect on the consolidated financial statements.

     Pending Accounting Pronouncements

           The Company is evaluating other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

2. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 81% and 80% of the Company’s revenue for the three months ended March 31, 2013 and 2012, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

For the three months ended March 31, 2013 and 2012, the Company conducted a portion of its operations in Canada through WCG. The amount of the Company’s net assets located in Canada at March 31, 2013 and December 31, 2012 and the amount of the Company’s consolidated revenue generated from its Canadian operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	March 31, 2013	Percent of Total Net Assets	December 31, 2012	Percent of Total Net Assets
Net assets located in Canada	$8,408	6.6%	$8,471	7.1%

	Three months ended March 31,
	2013	Percent of Revenue	2012	Percent of Revenue
Revenue from Canadian operations	$2,814	1.0%	$5,457	2.1%

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

3.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation	$21,590	$18,438
Other	22,713	14,538
	$44,303	$32,976

4.  Long-Term Obligations

           The Company’s long-term obligations consisted of the following (in thousands):

	March 31, 2013	December 31, 2012

6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the "Notes")	$47,500	$47,500
$40,000 revolving loan, LIBOR plus 3.00% (effective rate of 3.2% at March 31, 2013) through March 2016	-	-
$100,000 term loan, LIBOR plus 3.00% with principal and interest payable at least once every three months through March 2016	79,750	82,500
	127,250	130,000
Less current portion	15,000	14,000
	$112,250	$116,000

The carrying amount of the long-term obligations approximated its fair value at March 31, 2013 and December 31, 2012. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

The terms of the Notes, revolving loan and term loan are more fully described in the notes to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

5. Business Segments

The Company operates in two reportable segments as distinct divisions and differentiates the segments based on the nature of the services they offer and the criteria in ASC Topic 280, “Segment Reporting”.  The following describes each of the Company’s segments and its corporate services area.

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

Corporate. Corporate includes corporate accounting and finance, information technology, external audit, tax compliance, business development, cost reporting compliance, internal audit, employee training, legal and various other overhead costs, all of which are directly allocated to the segments.

The basis of segmentation and measurement of segment profit or loss has not changed from that disclosed in the Company’s audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth certain financial information (in thousands) attributable to the Company’s business segments for the three months ended March 31, 2013 and 2012. In addition, none of the segments have significant non-cash items in operating income other than asset impairment charges and depreciation and amortization.

	For the three months ended March 31,
	2013	2012
Revenues:
Social Services	$88,354	$95,475
NET Services	193,133	164,672

Consolidated	$281,487	$260,147

Operating income:
Social Services	$1,818	$3,306
NET Services	11,287	3,287

Consolidated (a)	$13,105	$6,593

(a) Corporate costs have been allocated to the Social Services and NET Services operating segments.

6. Stock-Based Compensation Arrangements

           The Company issues both option awards and restricted stock to employees and non-employee directors.   Option awards and restricted stock generally vest in three equal installments on the first, second and third anniversaries of the date of grant.  The fair value of option awards was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods, and the fair value of  non-vested restricted stock grants was determined based on the closing market price of the Company’s common stock on the date of grant.  The following table summarizes the stock option activity:

	For the three months ended March 31, 2013
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	1,724,421	$19.48
Exercised	(131,221)	14.32
Forfeited or expired	(215,327)	23.65
Outstanding at March 31, 2013	1,377,873	$19.33

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested restricted common stock:

	For the three months ended March 31, 2013
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	225,744	$15.25
Granted	29,319	18.77
Vested	(71,558)	15.20
Forfeited or cancelled	(750)	15.50
Non-vested at March 31, 2013	182,755	$15.83

7. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock and accumulated other comprehensive loss for the three months ended March 31, 2013 (in thousands except share data):

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance at December 31, 2012	13,785,947	$14	$180,778	928,478	$(15,094)	$(893)
Stock-based compensation	0	0	918	0	0	0
Exercise of employee stock options, including net tax shortfall of $517	131,221	0	1,361	0	0	0
Restricted stock issued	71,558	0	0	21,483	(384)	0
Foreign currency translation adjustments	0	0	0	0	0	(160)
Balance at March 31, 2013	13,988,726	$14	$183,057	949,961	$(15,478)	$(1,053)

8. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share (in thousands except share and per share data):

	Three months ended March 31,
	2013	2012
Numerator:
Net income, basic	$6,678	$3,042
Effect of interest related to the Notes	499	0
Net income available to common stockholders, diluted	$7,177	$3,042
Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,148,717	13,266,908
Effect of dilutive securities:
Common stock options and restricted stock awards	219,505	137,925
Notes	1,139,145	0
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,507,367	13,404,833

Basic earnings per share	$0.51	$0.23
Diluted earnings per share	$0.49	$0.23

The effect of issuing 1,139,145 shares of common stock on an assumed conversion basis related to the Notes was included in the computation of diluted earnings per share for the three months ended March 31, 2013 as they have a dilutive effect.  The effect of issuing 1,198,932 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three months ended March 31, 2012 as it would have been antidilutive.  For the three months ended March 31, 2013 and 2012, employee stock options to purchase 880,010 and 1,390,185 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

9. Income Taxes

           The Company’s effective tax rate from continuing operations for the three months ended March 31, 2013 and 2012 was 41.2% and 35.7%, respectively. For the three months ended March 31, 2013 and 2012, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes as well as non-deductible stock option expense.  Additionally, the Company’s effective tax rate for the three months ended March 31, 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition.

10. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $1.3 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively.

11. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, the Company’s former Chief Executive Officer, former Chief Financial Officer, and Chief Executive Officer of Social Services, became members of the board of directors of the non-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. In November 2012, the Company’s Interim Chief Executive Officer and new Chief Financial Officer became members of Maple Star Colorado, Inc’s. board of directors.  Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $75,000 and $65,000 for the three months ended March 31, 2013 and 2012, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at March 31, 2013 and December 31, 2012 were approximately $220,000 and $231,000, respectively.

The Company operates a call center in Phoenix, Arizona.  The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014.  The Company may terminate the lease with a six-month prior written notice.  Certain immediate family members of Herman M. Schwarz (the chief executive officer of the Company’s non-emergency transportation services and an executive officer of the Company)  have partial ownership interest in McDowell.  In the aggregate these family members own approximately 13% interest in McDowell directly and indirectly through a trust.  For the three months ended March 31, 2013 and 2012, the Company expensed approximately $102,000 and $104,000, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease totaled approximately $741,000 at March 31, 2013.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2013 and 2012 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2012.  For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q1 2013 and Q1 2012 mean the three months ended March 31, 2013 and the three months ended March 31, 2012, respectively.

Overview of our business

We are a direct provider of government sponsored social services and a manager of not-for-profit organizations under contract that delivers government sponsored social services. In addition, we broker and manage Medicaid funded non-emergency transportation services. As a result of and in response to the large and growing population of eligible beneficiaries of government sponsored services, increasing pressure on governments to control costs and increasing acceptance of privatized social services and managed care solutions, we have grown both organically and by making strategic acquisitions.

We are focused on driving organic and acquisitive growth, improving operating efficiencies, and developing performance management systems that will enhance and leverage our people and processes. Our core competencies include:

•	Enduring relationships with payers clients and referral sources;

•	Geographic reach, breadth of services and experience;

•	Management of the transportation and human service needs of defined populations;

•	Management of provider networks, contract bidding infrastructure;

•	Managed care contracting experience, and;

•	Technology platform development.

By enhancing and leveraging these core competencies, we believe we can benefit from emerging trends in healthcare such as healthcare reform, coordinated and integrated healthcare  and continued outsourcing of transportation management by states.

While we believe we are well positioned to benefit from healthcare reform legislation and to offer our services to a growing population of individuals eligible to receive our services, there can be no assurances that programs under which we provide our services will receive continued or increased funding.

While we believe we are positioned to potentially benefit from trends that favor our in-home provision of social services, budgetary pressures still exist that could reduce funding for the services we provide. Medicaid budgets are fluid and dramatic changes in the financing or structure of Medicaid could have a negative impact on our business.

As of March 31, 2013, we were providing social services directly to approximately 54,500 unique clients, and had approximately 16.8 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from approximately 370 locations in 44 states and the District of Columbia in the United States, and British Columbia and Alberta, Canada.

Critical accounting estimates and policies

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

As of March 31, 2013, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of March 31, 2013.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2012.

Results of operations

Segment reporting.    Our financial operating results are organized and reviewed by our chief operating decision maker as two reportable segments−Social Services and NET Services. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer as more fully described in our Form 10-K for the year ended December 31, 2012.

Consolidated Results. The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended March 31,
	2013	2012
Revenues:
Home and community based services	27.3%	32.3%
Foster care services	3.0	3.2
Management fees	1.1	1.2
Non-emergency transportation services	68.6	63.3
Total revenues	100.0	100.0

Operating expenses:
Client service expense	26.8	30.8
Cost of non-emergency transportation services	62.8	60.4
General and administrative expense	4.4	4.9
Depreciation and amortization	1.3	1.4
Total operating expenses	95.3	97.5

Operating income	4.7	2.5

Non-operating expense:
Interest expense (income), net	0.6	0.7
Income before income taxes	4.1	1.8
Provision for income taxes	1.7	0.6
Net income	2.4%	1.2%

Overview of trends of our results of operations for Q1 2013

Our Social Services revenues for Q1 2013 as compared to Q1 2012 were unfavorably impacted by contract terminations, waivers granted under the No Child Left Behind Act, or NCLB, and inclement weather that resulted in a reduction of our billable hours in certain markets. In addition, revenue from our Canadian operations declined for Q1 2013 as compared to Q1 2012 due to the impact of a reorganization of the service delivery system in British Columbia and increased competition in this market, which began in early 2012. Partially offsetting decreases in these revenues for Q1 2013 as compared to Q1 2012 was the implementation of new programs in certain of our markets.

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

Our NET Services revenue for Q1 2013 as compared to Q1 2012 was favorably impacted by the expansion of business in our Georgia, New York and South Carolina markets, an additional contract in Wisconsin, which commenced on September 1, 2012, and continued expansion of our California ambulance commercial and managed care lines of business. The additional revenue from new business was partially offset by the transition of the Connecticut contract from a full risk to an administrative services only contract effective February 1, 2013.  The results of operations for Q1 2013 as compared to Q1 2012 produced an increase in revenue of 17% due to new businesses implemented.  The cost of transportation increased only by 10% from Q1 2012.  Part of this improvement was due to the implementation of and transition to administrative service only contracts in both Connecticut and New York. While we believe that utilization will continue to be a factor which could impact the results of our operations for the remainder of 2013, we expect continued positive revenue impact from new contracts implemented in 2012 and from negotiated rate adjustments in select programs.

Q1 2013 compared to Q1 2012

Revenues

	(in thousands) Three Months Ended March 31,		Percent
	2013	2012	change
Home and community based services	$76,960	$84,125	-8.5%
Foster care services	8,444	8,355	1.1%
Management fees	2,950	2,995	-1.5%
Non-emergency transportation services	193,133	164,672	17.3%
Total revenues	$281,487	$260,147	8.2%

Home and community based services. Contract terminations in Florida and Canada, the impact of waivers granted under the NCLB and inclement weather led to a decrease in home and community based services revenue for Q1 2013 as compared to Q1 2012.  The decrease in revenue was partially offset by the impact of new programs being implemented in various markets.

Foster care services. Our foster care services revenue increased from Q1 2012 to Q1 2013 primarily as a result of expanding services into rural areas in Tennessee.  This increase, however, was partially offset by a decrease in foster care services provided in Arizona, Oregon and Nevada due to reduced payer authorizations for these services.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements remained relatively constant for Q1 2013 as compared to Q1 2012.

Non-emergency transportation services. NET Services revenue was favorably impacted by the following:

•	the award of two additional regions in South Carolina in February 2012;
•	the award of two additional regions in Georgia in April and July 2012;
•	multiple phases of a state administered New York City contract which began in May 2012;
•	implementation of a Wisconsin contract effective September 1, 2012; and
•	continued expansion of our California ambulance commercial and managed care lines of business.

A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and variable expense structure of our NET Services segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Social Services

Client service expense. Client service expense included the following for Q1 2013 and Q1 2012:

	(in thousands) Three months ended March 31,		Percent
	2013	2012	change
Payroll and related costs	$58,592	$61,255	-4.3%
Purchased services	5,824	7,735	-24.7%
Other operating expenses	10,895	10,963	-0.6%
Stock compensation	206	257	-19.8%
Total client service expense	$75,517	$80,210	-5.9%

Payroll and related costs. Our payroll and related costs decreased from Q1 2012 to Q1 2013 due to a net decrease in payroll in Virginia and Canada, as well as in our tutoring business, in the amount of approximately $2.6 million. This decrease was primarily the result of contract terminations in Canada and the impact of waivers granted under the NCLB.  These trends caused revenue from our Canadian operations and tutoring business to decline at a higher rate relative to the impact on payroll and related costs, which resulted in an increase in the ratio of payroll and related costs as a percentage of revenue of our Social Services segment from 64.2% for Q1 2012 to 66.3% for Q1 2013.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. In Q1 2013 we experienced decreased costs resulting from contract terminations in Canada of approximately $1.4 million, decreased cost of other support services of approximately $258,000 and decreased foster parent payments of approximately $274,000, as compared to Q1 2012.  Purchased services, as a percentage of our Social Services segment revenue decreased from 8.1% for Q1 2012 to 6.6% for Q1 2013 due to the impact of decreased workforce development costs in Canada relative to the level of revenue from this market.

Other operating expenses. Other operating expenses, as a percentage of revenue of our Social Services segment, increased from 11.5% for Q1 2012 to 12.3% for Q1 2013 primarily due to other operating expenses not being significantly impacted by the decrease in revenue.

Stock-based compensation. Stock-based compensation expense was primarily comprised of approximately $198,000 and $196,000 for Q1 2013 and Q1 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan.  In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

NET Services

Cost of non-emergency transportation services. Cost of non-emergency transportation services expense included the following for Q1 2013 and Q1 2012:

	(in thousands) Three months ended March 31,		Percent
	2013	2012	Change
Payroll and related costs	$22,896	$18,016	27.1%
Purchased services	146,870	133,472	10.0%
Other operating expenses	6,585	5,122	28.6%
Stock compensation	333	369	-9.8%
Total cost of non-emergency transportation services	$176,684	$156,979	12.6%

Payroll and related costs.  The increase in payroll and related costs of our NET Services segment for Q1 2013 as compared to Q1 2012 was due to additional staff hired for new contracts and contract expansions in Georgia, South Carolina and New York, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased from 10.9% for Q1 2012 to 11.9% for Q1 2013 as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as transitioning two contracts from full risk contracts to administrative services only contracts, which result in higher payroll and related costs as a percentage of their revenue.

Purchased services.  We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. Since Q1 2012, we have expanded our current business in Georgia, Connecticut, South Carolina, California and New York.  These additions resulted in an increase in purchased transportation costs for Q1 2013 as compared to Q1 2012.  As a percentage of NET Services revenue, purchased services decreased from approximately 81.1% for Q1 2012 to 76.0% for Q1 2013.  This decrease was partly due to the transition to and implementation of two administrative services only contracts whereby we are only responsible for the authorization process, not the payment to transportation providers.

Other operating expenses. Other operating expenses increased for Q1 2013 as compared to Q1 2012 due primarily to increased telecommunication expenses to support new contracts and expanded markets. Other operating expenses as a percentage of NET Services revenue increased from 3.1% for Q1 2012 to 3.4% for Q1 2013 as a result of new business.

Stock-based compensation. Stock-based compensation expense was primarily comprised of approximately $326,000 and $317,000 for Q1 2013 and Q1 2012, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment since January 1, 2009 under our 2006 Plan. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

General and administrative expense.

(in thousands) Three months ended March 31,		Percent
2013	2012	change
$12,452	$12,739	-2.3%

General and administrative expense, as a percentage of revenue, decreased from 4.9% for Q1 2012 to 4.4% for Q1 2013 primarily due to general and administrative expenses remaining relatively constant while total revenue increased by approximately 8.2%.

Depreciation and amortization.

(in thousands) Three months ended March 31,		Percent
2013	2012	change
$3,729	$3,626	2.8%

As a percentage of revenues, depreciation and amortization was approximately 1.3% and 1.4% for Q1 2013 and Q1 2012, respectively.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased from approximately $148.0 million at March 31, 2012 to $127.3 million at March 31, 2013, which was a significant factor contributing to the decrease in our interest expense for Q1 2013 as compared to Q1 2012.

Interest income. Interest income for Q1 2013 and Q1 2012 was approximately $21,000 and $41,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

           Our effective tax rate for Q1 2013 and Q1 2012 was 41.2% and 35.7%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q1 2013 and Q1 2012 due primarily to state taxes as well as non-deductible stock option expense.  The Q1 2012 rate was also favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition.

      Adjusted EBITDA

           After adjusting for the items noted in the table below, Adjusted EBITDA was $16.8 million for Q1 2013 as compared to $10.3 million for Q1 2012.

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

	Three months ended March 31,
	2013	2012

Net income	$6,678	$3,042

Interest expense, net	1,751	1,865
Provision for income taxes	4,676	1,686
Depreciation and amortization	3,729	3,626

EBITDA	16,834	10,219

Strategic alternatives costs (a)	-	73

Adjusted EBITDA	$16,834	$10,292

______________
a)
Represents costs incurred related to our review of strategic alternatives arising from unsolicited proposals to take our company private.  We terminated this review in June 2012 upon determining that a continued focus on our operations was the best alternative to maximize shareholder value.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. In our Social Services segment, lower client demand for our home and community based services during the holiday and summer seasons generally results in lower revenue during those periods; however, our expenses related to the Social Services segment do not vary significantly with these changes. As a result, our Social Services segment experiences lower operating margins during the holiday and summer seasons. Our NET Services segment also experiences fluctuations in demand for our non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a fixed revenue stream based on a per member per month based structure, our NET Services segment normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services and non-emergency transportation services. As we enter new markets, we could be subject to additional seasonal variations along with any competitive response by other social services and transportation providers.

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our segments, and from our revolving credit facility.

Sources of cash for Q1 2013 were primarily from operations. Our balance of cash and cash equivalents was approximately $83.1 million at March 31, 2013 and $55.9 million at December 31, 2012. Approximately $4.6 million of cash was held by WCG at March 31, 2013 that is not available to fund domestic operations unless the funds are repatriated. We had restricted cash of approximately $13.1 million and $12.7 million at March 31, 2013 and December 31, 2012, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At March 31, 2013 and December 31, 2012, our total debt was approximately $127.3 million and $130.0 million, respectively.

We may access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. With respect to required debt payments, our credit agreement requires us (subject to certain exceptions as set forth in the new credit agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts. Further, we are required to reduce the principal amount of the 6.5% convertible senior subordinated notes due 2014, or the Notes, to $25 million, or meet certain other conditions, by September 30, 2013.  In the event we do not have sufficient cash to timely meet this obligation, we will consider a variety of alternatives to address this issue, which may include sales of assets or equity, refinancing the debt outstanding under our credit facility or obtaining new financing and/or negotiations with our lenders to restructure the applicable indebtedness.  We believe we will have sufficient cash to timely meet this obligation and we remain focused on deleveraging our balance sheet and continue to identify opportunities to further expand our service offerings.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $29.8 million for Q1 2013.  These cash flows included net income of approximately $6.7 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $5.3 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

•	approximately $8.9 million related to the change in accounts receivable, primarily due to payments received for non-emergency transportation services and

•
approximately $11.3 million due to the increase in accounts payable and accrued expenses primarily attributable to the timing of payments related to compensation, taxes, interest and non-emergency transportation contracts.

Investing activities. Net cash used in investing activities totaled approximately $1.4 million for Q1 2013, which was mainly used to purchase property and equipment to support the growth of our operations.

Financing activities. Net cash used in financing activities totaled approximately $1.1 million for Q1 2013, which resulted primarily from repayments of our term loan in the aggregate amount of approximately $2.8 million, offset by approximately $1.9 million of cash received from employee stock option exercises.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for Q1 2013 was a decrease to cash of approximately $83,000.

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

As of March 31, 2013, we repurchased approximately $22.5 million principal amount of the Notes with cash.

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

           Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin.  The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement.  The interest rate applied to our term loan at March 31, 2013 was 3.2%.  Interest on the loans is payable at least once every three months in arrears.  In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit.  The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

          We are subject to financial covenants, including consolidated net leverage and consolidated net senior leverage covenants as well as a consolidated fixed charge covenant.  We were in compliance with all financial covenants as of March 31, 2013.

No amounts were borrowed under the revolving credit facility as of March 31, 2013; however, $25.0 million of the revolving credit facility may be allocated to collateralize certain letters of credit. As of March 31, 2013, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At March 31, 2013, our available credit under the revolving credit facility was $33.3 million.

The terms of the Notes and the Credit Agreement are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading entitled “Liquidity and capital resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of March 31, 2013, there were six participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services segment. Benefits are paid from our general assets under this plan. As of March 31, 2013, 25 highly compensated employees participated in this plan.

            Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At March 31, 2013, the cumulative reserve for expected losses since inception in 2005 of these reinsurance programs was approximately $3.1 million and $6.2 million, respectively.  In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2013 was approximately $3.4 million.  Further, SPCIC had restricted cash of approximately $10.7 million at March 31, 2013 and December 31, 2012, which was restricted to secure the reinsured claims losses of SPCIC under the general and professional liability and workers’ compensation reinsurance programs.

           Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado.  While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to those policies.  The cumulative reserve for expected losses of this reinsurance program at March 31, 2013 was approximately $3.4 million.

           The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

Health Insurance

           We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $1.9 million and $2.1 million as of March 31, 2013 and December 31, 2012, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12.  ASU 2013-02 is effective for reporting periods beginning after December 15, 2012.  We adopted ASU 2013-02 effective January 1, 2013.  The adoption of ASU 2013-02 has not had an effect on our consolidated financial statements.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency translation

We conduct business in Canada through our wholly-owned subsidiary WCG, and as such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We believe that the impact of currency fluctuations does not represent a significant risk to us given the size and scope of our current international operations. Therefore, we do not hedge against the possible impact of this risk. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Interest rate and market risk

As of March 31, 2013, we had borrowings under our term loan of approximately $79.8 million and no borrowings under our revolving line of credit. Borrowings under the Credit Agreement accrued interest at LIBOR plus 3.00% per annum as of March 31, 2013. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $1.8 million over the remaining term of the Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of approximately $47.5 million outstanding at March 31, 2013 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored social services and non-emergency transportation services to individuals and families pursuant to approximately 650 contracts as of March 31, 2013. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 81% and 80% of our revenue for the three months ended March 31, 2013 and 2012, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the three months ended March 31, 2013, we conducted a portion of our operations in Canada through WCG. At March 31, 2013, approximately $8.4 million, or 6.6%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.     Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (March 31, 2013) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2013.

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

PART II—OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2013:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
January 1, 2013
to
January 31, 2013	4,872	(1)	$16.05	-	243,900

Month 2:
February 1, 2013
to
February 29, 2013	-			-	243,900

Month 3:
March 1, 2013
to
March 31, 2013	16,611	(1)	$18.42	-	243,900

Total	21,483		$17.88	-	243,900
______________

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)
Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock.  As of March 31, 2013, we spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Item 5.     Other Information.

Appointment of Chief Executive Officer

           The Board of Directors (the “Board”) of the Company appointed Warren Rustand, the Company’s interim Chief Executive Officer, as Chief Executive Officer, effective May 7, 2013 (the “Effective Date”).  Mr. Rustand has served as the Company’s interim Chief Executive Officer since November 2012.  In addition, Mr. Rustand has served as a director of the Company since May 2005, and was the Company’s Lead Director from January 2007 to November 2012.  Since January 2004, Mr. Rustand has served as managing director of SC Capital Partners LLC, an investment banking group which includes corporate advisory services, a private equity fund, and capital sourcing, with a focus on the microcap market. Since January 2001, he has served as the Chief Executive Officer of Summit Capital Consulting, a firm which specializes in the development of small to midsize companies by sourcing, and structuring, financial and human capital resources for their organizations. Mr. Rustand has served as a member of the board of directors for over 40 public, private, and not-for-profit organizations. The range of these organizations is from multibillion dollar public companies, to midsize, early stage, and startup companies. From 1996-1998 Mr. Rustand was chairman and Chief Executive Officer of Rural/Metro Corporation, a medical transportation company. Mr. Rustand received a bachelor degree and master degree from the University of Arizona in 1965 and 1972, respectively.

           There are no family relationships between Mr. Rustand and any director or officer of the Company.

           The Company uses CBIZ Benefits and Insurance Services, Inc. (“CBIZ”), a subsidiary of CBIZ, Inc., to administer and consult on its self-insured employee health benefits, 401(k) and deferred compensation plans.  For 2012, CBIZ and its subsidiaries received fees paid by the Company of approximately $331,000 and commissions of approximately $150,000 paid by third parties related to business with the Company. Eric Rustand, Mr. Rustand’s son, is a Senior Benefits Consultant for CBIZ. Eric Rustand is the lead consultant for CBIZ in connection with employee health benefits plans for the Company. For 2012, Eric Rustand received approximately $106,000 in compensation from CBIZ related to CBIZ’s business with the Company. The business relationship between the Company and CBIZ existed prior to Mr. Rustand becoming a member of the Board and will continue in 2013. The Board has deemed this relationship to be immaterial based on the dollar amounts involved in the transaction.

           The Company entered into an employment agreement (the “Employment Agreement”), dated the Effective Date with Mr. Rustand in connection with his appointment as Chief Executive Officer.  Mr. Rustand has been appointed as Chief Executive Officer for a term which ceases on December 31, 2015.  Mr. Rustand had served as the Company’s interim Chief Executive Officer since November 19, 2012, pursuant to a Letter Agreement, dated as of even date, with the Company.  The Employment Agreement replaced the Letter Agreement on the Effective Date, except for certain bonus provisions described below.

           Mr. Rustand will be entitled to an annual base salary of $590,000.  In addition to an annual base salary during the term of the Employment Agreement, Mr. Rustand is eligible to participate in bonus plans or incentive compensation programs, if any, as may be in effect from time to time, at a level consistent with his position and with the Company’s then current policies and practices.  For the remainder of 2013 (beginning the Effective Date), Mr. Rustand is eligible to participate in a bonus program whereby he will be paid a pro-rata portion (based on the number of days during the fiscal year following the Effective Date) of an amount equal to seventy-five percent (75%) of his annual base salary upon the achievement of a financial performance target set by the Board for 2013 and a pro-rata portion of an additional amount equal to a portion of a pool equal to twenty percent (20%) of the amount by which the Company exceeds such financial performance target for 2013 up to twenty-five (25%) of Mr. Rustand’s annual base salary (as more fully described in the Employment Agreement filed herewith as exhibit 10.2).  Additionally, Mr. Rustand will be entitled to receive a bonus specified under the Letter Agreement (filed by the Company in a Current Report on Form 8-K on November 23, 2012).  This bonus will be calculated, paid and pro-rated based on the number of days elapsed commencing January 1, 2013 and through the day immediately prior to the Effective Date.

           The Company will maintain term life insurance on the life of Mr. Rustand for a period of five years.  Mr. Rustand will have the absolute right to designate the beneficiaries under his the policy.  The Company will pay the premium for the shorter of (i) the period of five years commencing on the later of (a) the Effective Date or (b) the date the insurance goes into effect or (ii) the period Mr. Rustand is employed by the Company. Premiums in respect thereof will thereafter be paid by Mr. Rustand.

           Mr. Rustand is eligible to receive a severance benefit in the event he is terminated by the Company without Cause (as such term is defined in the Employment Agreement).  The severance benefit to which Mr. Rustand will be entitled following such termination is equal to (i) any bonus, if earned, relating to a fiscal year which was completed before the effectiveness of his termination, (ii) any bonus, if earned, for the fiscal year through the date of effectiveness of his termination, and (iii) an amount equal to (a) the lesser of (1) Mr. Rustand’s annual base salary that would have been paid from the date of effectiveness of his termination through the end of the term of the Employment Agreement, or (2) Mr. Rustand’s annual base salary in effect as of the date of effectiveness of his termination, or (b) if greater, at least six months of Mr. Rustand’s annual base salary in effect as of the date of effectiveness of his termination.  Payment of the severance benefit to Mr. Rustand will be contingent upon his execution of a general release in favor of the Company and that on or prior to the payment date such general release is not revoked and Mr. Rustand is not in material breach of the Employment Agreement (as more fully described in the Employment Agreement).

Certain payment provisions of the Employment Agreement with Mr. Rustand are also triggered by a Change in Control (as such term is defined in the Employment Agreement) and an ensuing negative employment event as described below.  If a Change in Control of the Company occurs during the term of the Employment Agreement, and after such Change in Control but prior to the end of the term of the Employment Agreement the Company terminates Mr. Rustand’s employment without Cause (in lieu of any other amounts payable under the Employment Agreement), Mr. Rustand is entitled to receive (i) the greater of (a) his annual base salary through the end of the term of the Employment Agreement or (b) fifty percent (50%) of his annual base salary, and (ii) a pro-rata portion of any bonus earned prior to Mr. Rustand’s termination.

If the sum of any lump sum payments due to Mr. Rustand would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended), then such lump sum payment or other benefit due to Mr. Rustand will be reduced to the largest amount that will not result in receipt by him of a parachute payment.

           The Employment Agreement contains restrictive covenants providing for Mr. Rustand’s non-competition, non-solicitation/non-piracy, non-disclosure and non-disparagement. The term of the non-competition and non-solicitation covenants is for a period that includes the term of the Employment Agreement, and for a period of two years after the Employment Agreement is terminated for any reason.

           The preceding description of the Employment Agreement is qualified in its entirety by reference to the text of the Employment Agreement, which is attached hereto as Exhibit 10.2 and is incorporated by reference herein.

Item 6.     Exhibits.

Exhibit Number	Description

10.1	Form of 2013 Performance Restricted Stock Unit Agreements.

10.2	Employment Agreement dated May 7, 2013 between The Providence Service Corporation and Warren S. Rustand.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

101.DEF(1)	XBRL Definition Linkbase Document

___________________

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

THE PROVIDENCE SERVICE CORPORATION

Date: May 10, 2013	By:	/s/ Warren S. Rustand
Warren S. Rustand Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Robert E. Wilson
Robert E. Wilson Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of 2013 Performance Restricted Stock Unit Agreements.

10.2	Employment Agreement dated May 7, 2013 between The Providence Service Corporation and Warren S. Rustand.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document
101.DEF(1)	XBRL Definition Linkbase Document

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