Form 10-Q
period 2013-06-30
PROVIDENCE SERVICE CORP
filed 2013-08-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 6, 2013, there were outstanding 13,383,847 shares (excluding treasury shares of 952,776) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$73,974	$55,863
Accounts receivable, net of allowance of $4.1 million in 2013 and $3.7 million in 2012	95,412	98,628
Management fee receivable	2,820	2,662
Other receivables	1,474	1,920
Restricted cash	3,526	1,787
Prepaid expenses and other	25,199	14,807
Deferred tax assets	0	532
Total current assets	202,405	176,199
Property and equipment, net	29,908	30,380
Goodwill	113,298	113,915
Intangible assets, net	46,036	49,651
Restricted cash, less current portion	17,866	10,953
Other assets	10,730	10,639
Total assets	$420,243	$391,737
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$62,500	$14,000
Accounts payable	4,513	4,569
Accrued expenses	48,777	32,976
Accrued transportation costs	55,742	61,316
Deferred revenue	5,392	7,055
Reinsurance liability reserve	15,785	12,713
Deferred tax liabilities	1,363	0
Total current liabilities	194,072	132,629
Long-term obligations, less current portion	61,000	116,000
Other long-term liabilities	14,956	13,527
Deferred tax liabilities	11,642	10,894
Total liabilities	281,670	273,050
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 14,292,789 and 13,785,947 issued and outstanding (including treasury shares)	14	14
Additional paid-in capital	188,979	180,778
Accumulated deficit	(40,525)	(53,079)
Accumulated other comprehensive loss, net of tax	(1,308)	(893)
Treasury shares, at cost, 952,776 and 928,478 shares	(15,548)	(15,094)
Total Providence stockholders' equity	131,612	111,726
Non-controlling interest	6,961	6,961
Total stockholders' equity	138,573	118,687
Total liabilities and stockholders' equity	$420,243	$391,737

 See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues:
Social services	$89,754	$90,100	$178,108	$185,576
Non-emergency transportation services	197,883	188,837	391,016	353,508
	287,637	278,937	569,124	539,084
Operating expenses:
Client service expense	76,296	76,528	151,813	156,738
Cost of non-emergency transportation services	182,931	180,639	359,615	337,618
General and administrative expense	12,731	13,791	25,183	26,530
Asset impairment charge	492	0	492	0
Depreciation and amortization	3,734	3,610	7,464	7,235
Total operating expenses	276,184	274,568	544,567	528,121
Operating income	11,453	4,369	24,557	10,963

Other (income) expense:
Interest expense	1,719	1,909	3,491	3,816
Interest income	(30)	(43)	(52)	(84)
Income before income taxes	9,764	2,503	21,118	7,231
Provision for income taxes	3,888	1,085	8,564	2,771
Net income	$5,876	$1,418	$12,554	$4,460

Earnings per common share:
Basic	$0.44	$0.11	$0.95	$0.34
Diluted	$0.43	$0.11	$0.91	$0.33

Weighted-average number of common shares outstanding:
Basic	13,403,985	13,301,188	13,277,285	13,283,948
Diluted	13,680,911	13,417,966	14,912,861	13,411,300

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$5,876	$1,418	$12,554	$4,460
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(255)	(335)	(415)	(56)
Comprehensive income	$5,621	$1,083	$12,139	$4,404

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2013	2012
Operating activities
Net income	$12,554	$4,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,873	3,442
Amortization	3,591	3,793
Amortization of deferred financing costs	523	567
Provision for doubtful accounts	1,608	627
Deferred income taxes	2,194	728
Stock based compensation	1,745	2,500
Excess tax benefit upon exercise of stock options	(640)	(48)
Asset impairment charge	492	0
Other	85	(21)
Changes in operating assets and liabilities:
Accounts receivable	1,856	(9,916)
Management fee receivable	(451)	936
Other receivables	446	(989)
Restricted cash	(102)	(20)
Prepaid expenses and other	(10,864)	(9,244)
Reinsurance liability reserve	4,718	2,859
Accounts payable and accrued expenses	15,718	977
Accrued transportation costs	(5,575)	11,313
Deferred revenue	(1,661)	1,693
Other long-term liabilities	(33)	3,445
Net cash provided by operating activities	30,077	17,102
Investing activities
Purchase of property and equipment, net	(3,494)	(6,329)
Acquisition of businesses, net of cash acquired	0	(190)
Restricted cash for reinsured claims losses	(8,550)	980
Purchase of short-term investments, net	(16)	461
Net cash used in investing activities	(12,060)	(5,078)
Financing activities
Repurchase of common stock, for treasury	(454)	(169)
Proceeds from common stock issued pursuant to stock option exercise	6,649	222
Excess tax benefit upon exercise of stock options	640	48
Repayment of long-term debt	(6,500)	(5,000)
Debt financing costs	0	(29)
Capital lease payments	(5)	(17)
Net cash provided by (used in) financing activities	330	(4,945)
Effect of exchange rate changes on cash	(236)	(84)
Net change in cash	18,111	6,995
Cash at beginning of period	55,863	43,184
Cash at end of period	$73,974	$50,179

Supplemental cash flow information:
Cash paid for interest	$2,994	$3,253
Cash paid for income taxes	$10,046	$5,748

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

1. Basis of Presentation, Description of Business and New Accounting Pronouncements

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. In order to conform to the current year presentation, prior year amounts have been reclassified to show social services revenue as one line item.

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Social Services and Non-Emergency Transportation Services (“NET Services”). The Social Services segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home-based and community-based services and foster care services to at-risk families and children. The NET Services segment provides non-emergency transportation management services primarily to Medicaid and Medicare beneficiaries. As of June 30, 2013, the Company operated in 43 states and the District of Columbia, in the United States, and in British Columbia and Alberta, Canada.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2013-05 and ASU 2013-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of ASU 2013-02 has not had an effect on the consolidated financial statements.

2. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 80% and 81% of the Company’s revenue for the six months ended June 30, 2013 and 2012, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

3. Restricted Cash

The Company had approximately $21.4 million and $12.7 million of restricted cash at June 30, 2013 and December 31, 2012, respectively, as follows (in thousands):

	June 30, 2013	December 31, 2012
Collateral for letters of credit - Contractual obligations	$243	$243
Contractual obligations	800	698
Subtotal restricted cash for contractual obligations	1,043	941

Collateral for letters of credit - Reinsured claims losses	5,634	5,634
Escrow/Trust - Reinsured claims losses	14,715	6,165
Subtotal restricted cash for reinsured claims losses	20,349	11,799
Total restricted cash	21,392	12,740

Less current portion	3,526	1,787

	$17,866	$10,953

Of the restricted cash amount at June 30, 2013 and December 31, 2012:

•	$243,000 in both periods served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•	approximately $800,000 and $698,000, respectively, was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business;

•	approximately $5.6 million in both periods served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s workers’ compensation reinsurance;

•	approximately $5.1 million in both periods was restricted and held in trust for historical reinsurance claims losses under the Company’s general and professional liability reinsurance program;

•	approximately $800,000 and $1.1 million, respectively, was restricted in relation to our historical auto liability program; and

•

approximately $8.8 million was restricted and held in a trust at June 30, 2013 for reinsurance claims losses under the Company’s workers’ compensation, general and professional liability and auto liability reinsurance programs.

4. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Prepaid payroll	$269	$2,494
Prepaid insurance	8,905	3,739
Prepaid taxes	5,341	1,358
Prepaid rent	1,442	1,067
Prepaid bus tokens and passes	1,415	1,224
Prepaid maintenance agreements and copier leases	1,240	723
Interest receivable - certificates of deposit	695	679
Other	5,892	3,523

Total prepaid expenses and other	$25,199	$14,807

5. Goodwill

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

          During the three months ended June 30, 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C. (“Rio”), a wholly-owned subsidiary of the Company, were notified of the termination of funding for some or all of their services. Management expects that due to this change in funding, the not-for-profit entities will not be able to maintain the level of business they historically experienced, which is expected to result in the decrease, or elimination of, services provided by Rio to these entities. In connection with the preparation of these financial statements, the Company determined that these factors were indicators that an interim goodwill impairment test was required under ASC 350. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the Rio acquisition to be zero at June 30, 2013.

The Company recorded a non-cash charge of approximately $492,000 in its Social Services operating segment for the three months ended June 30, 2013 to eliminate the carrying value of goodwill acquired in connection with its acquisition of Rio. This charge was included in “Asset impairment charge” in the accompanying condensed consolidated statements of income.

6.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation	$18,569	$18,438
NET Services contract adjustments	15,764	3,119
Other	14,444	11,419
	$48,777	$32,976

7. Long-Term Obligations

           The Company’s long-term obligations consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the "Notes")	$47,500	$47,500
$40,000 revolving loan, LIBOR plus 2.75% (effective rate of 2.95% at June 30, 2013) through March 2016	0	0
$100,000 term loan, LIBOR plus 2.75% with principal and interest payable at least once every three months through March 2016	76,000	82,500
	123,500	130,000
Less current portion	62,500	14,000
	$61,000	$116,000

           The carrying amount of the long-term obligations approximated their fair value at June 30, 2013 and December 31, 2012. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

The terms of the Notes, revolving loan and term loan are more fully described in the notes to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. On August 2, 2013, the Company refinanced the revolving loan and term loan. See note 15 below for additional information regarding the Company’s long-term debt refinancing.

8. Business Segments

The Company operates in two reportable segments as distinct divisions and differentiates the segments based on the nature of the services they offer and the criteria in FASB Accounting Standards Codification Topic 280, “Segment Reporting”. The following describes each of the Company’s segments and its corporate services area.

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

The following table sets forth certain financial information (in thousands) attributable to the Company’s business segments for the three and six months ended June 30, 2013 and 2012. In addition, none of the segments have significant non-cash items in operating income other than depreciation and amortization.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Social Services (a)	$89,754	$90,100	$178,108	$185,576
NET Services	197,883	188,837	391,016	353,508

Consolidated	$287,637	$278,937	$569,124	$539,084

Operating income:
Social Services	$1,947	$1,263	$3,764	$4,569
NET Services	9,506	3,106	20,793	6,394

Consolidated (b)	$11,453	$4,369	$24,557	$10,963

(a) Excludes intersegment revenue of approximately $102,000 for the three and six months ended
June 30, 2013, and approximately $180,000 for the three and six months ended June 30, 2012.
(b) Corporate costs have been allocated to the Social Services and NET Services operating segments.

9. Stock-Based Compensation Arrangements

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

	For the six months ended June 30, 2013
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	1,724,421	$19.48
Exercised	(417,787)	15.92
Forfeited or expired	(216,995)	23.57
Outstanding at June 30, 2013	1,089,639	$20.04

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested restricted common stock:

	For the six months ended June 30, 2013
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	225,744	$15.25
Granted	63,407	23.73
Vested	(89,055)	15.32
Forfeited or cancelled	(18,650)	15.50
Non-vested at June 30, 2013	181,446	$17.59

10. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock and accumulated other comprehensive loss for the six months ended June 30, 2013 (in thousands except share data):

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance at December 31, 2012	13,785,947	$14	$180,778	928,478	$(15,094)	$(893)
Stock-based compensation	0	0	1,745	0	0	0
Exercise of employee stock options, including net tax shortfall of $193	417,787	0	6,456	0	0	0
Restricted stock issued	89,055	0	0	24,298	(454)	0
Foreign currency translation adjustments	0	0	0	0	0	(415)
Balance at June 30, 2013	14,292,789	$14	$188,979	952,776	$(15,548)	$(1,308)

11. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income, basic	$5,876	$1,418	$12,554	$4,460
Effect of interest related to the Notes	0	0	998	0
Net income available to common stockholders, diluted	$5,876	$1,418	$13,552	$4,460
Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,403,985	13,301,188	13,277,285	13,283,948
Effect of dilutive securities:
Common stock options and restricted stock awards	276,926	116,778	496,431	127,352
Notes	0	0	1,139,145	0
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,680,911	13,417,966	14,912,861	13,411,300

Basic earnings per share	$0.44	$0.11	$0.95	$0.34
Diluted earnings per share	$0.43	$0.11	$0.91	$0.33

The effect of issuing 1,139,145 shares of common stock on an assumed conversion basis related to the Notes was excluded in the computation of diluted earnings per share for the three months ended June 30, 2013 as it would have been antidilutive, however, they were included in the computation of diluted earnings per share for the six months ended June 30, 2013 as they have a dilutive effect. The effect of issuing 1,198,932 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012 as it would have been antidilutive. For the three and six months ended June 30, 2013 and 2012, employee stock options to purchase 474,167, 650,632, 1,575,597 and 1,466,461 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

12. Income Taxes

           The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2013 was 39.8% and 40.6%, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2012 was 43.3% and 38.3%, respectively. For the three and six months ended June 30, 2013 and 2012, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes as well as non-deductible stock option expense. The tax rate for the six months ended June 30, 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition.

13. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $1.3 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively.

14. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, the Company’s former Chief Executive Officer, former Chief Financial Officer, and Chief Executive Officer of Social Services, became members of the board of directors of the non-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. In November 2012, the Company’s then Interim Chief Executive Officer and new Chief Financial Officer became members of Maple Star Colorado, Inc.’s board of directors. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $147,000 and $126,000 for the six months ended June 30, 2013 and 2012, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at June 30, 2013 and December 31, 2012 were approximately $270,000 and $231,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. The Company may terminate the lease with a six-month prior written notice. Certain immediate family members of Herman M. Schwarz (the chief executive officer of the Company’s non-emergency transportation services and an executive officer of the Company) have a partial ownership interest in McDowell. In the aggregate these family members own an approximate 13% interest in McDowell directly and indirectly through a trust. For the six months ended June 30, 2013 and 2012, the Company expensed approximately $209,000 and $210,000, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease totaled approximately $638,000 at June 30, 2013.

15.    Subsequent Events

           On August 2, 2013, the Company completed the refinancing of its senior credit facility. Proforma borrowings as of June 30, 2013 consist of the following (in thousands):

	Actual June 30, 2013	Proforma June 30, 2013

6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014	$47,500	$47,500
$40,000 revolving loan, LIBOR plus 2.75% through March 2016	0	0
$100,000 term loan, LIBOR plus 2.75% with principal and interest payable quarterly through March 2016	76,000	0
$165,000 revolving loan, LIBOR plus 1.75% - 2.50% through August 2018	0	16,000
$60,000 term loan, LIBOR plus 1.75% - 2.5% with principal payable quarterly beginnning December 31, 2014 and interest payable quarterly through August 2018	0	60,000
	123,500	123,500
Less current portion	62,500	47,500
	$61,000	$76,000

           Actual and proforma annual maturities of long-term obligations as of June 30, 2013 are as follows (in thousands):

	Actual	Proforma
Year	Amount	Amount
2013	$7,500	$0
2014	62,500	48,250
2015	18,750	3,375
2016	34,750	4,875
2017	0	6,750
Thereafter	0	60,250
Total	$123,500	$123,500

The new credit agreement contains certain affirmative and negative covenants, including financial covenants. The Company expects to incur fees of approximately $2.1 million to refinance its long-term debt. The Company is accounting for fees related to the refinancing of its long-term debt, as well as unamortized deferred financing fees related to the prior credit facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company is evaluating the accounting for financing fees on a lender by lender basis. Of the total amount of deferred financing fees related to the prior long-term debt as of August 2, 2013, the Company expects approximately $849,000 will continue to be deferred and amortized and approximately $525,000 is anticipated to be expensed in the quarter ending September 30, 2013. Of the $2.1 million of fees expected to be incurred to refinance the long-term debt, approximately $1.8 million will be deferred and amortized and approximately $254,000 is anticipated to be expensed in the quarter ending September 30, 2013.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2013 and 2012 as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2012. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q2 2013 and Q2 2012 mean the three months ended June 30, 2013 and the three months ended June 30, 2012, respectively. In addition, references to YTD 2013 and YTD 2012 mean the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively.

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

We are focused on driving organic and acquisitive growth, improving operating efficiencies, and developing performance management systems that will enhance and leverage our people and processes. Our core competencies include:

●	Enduring relationships with payers clients and referral sources;

●	Geographic reach, breadth of services and experience;

●	Management of the transportation and human service needs of defined populations;

●	Management of provider networks, contract bidding infrastructure;

●	Managed care contracting experience, and;

●	Technology platform development.

By enhancing and leveraging these core competencies, we believe we can benefit from emerging trends in healthcare such as healthcare reform, coordinated and integrated healthcare and continued outsourcing of transportation management.

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

As of June 30, 2013, we were providing social services directly to approximately 53,100 unique clients, and had approximately 17.2 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from approximately 390 locations in 43 states and the District of Columbia in the United States, and British Columbia and Alberta, Canada.

Critical accounting estimates and policies

As of June 30, 2013, there has been no change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

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

Consolidated Results. The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Social services	31.2%	32.3%	31.3%	34.4%
Non-emergency transportation services	68.8	67.7	68.7	65.6
Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	26.5	27.4	26.7	29.1
Cost of non-emergency transportation services	63.6	64.8	63.2	62.6
General and administrative expense	4.4	4.9	4.4	4.9
Asset impairment charge	0.2	-	0.1	-
Depreciation and amortization	1.3	1.3	1.3	1.4
Total operating expenses	96.0	98.4	95.7	98.0

Operating income	4.0	1.6	4.3	2.0

Non-operating expense:
Interest expense (income), net	0.6	0.7	0.6	0.7
Income before income taxes	3.4	0.9	3.7	1.3
Provision for income taxes	1.4	0.4	1.5	0.5
Net income	2.0%	0.5%	2.2%	0.8%

Overview of trends of our results of operations for YTD 2013

    Our Social Services revenues for YTD 2013 as compared to YTD 2012 were unfavorably impacted by contract terminations, waivers granted under the No Child Left Behind Act, or NCLB, decreased encounters and first quarter inclement weather that resulted in a reduction of our billable hours in certain markets. In addition, revenue from our Canadian operations declined for YTD 2013 as compared to YTD 2012 due to the impact of a reorganization of the service delivery system in British Columbia and increased competition in this market, which began in early 2012. Partially offsetting decreases in these revenues for YTD 2013 as compared to YTD 2012 was the implementation of new programs and increased census in certain of our markets.

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

Our NET Services revenue for YTD 2013 as compared to YTD 2012 was favorably impacted by the expansion of business in our Georgia, Texas, New York and South Carolina markets, an additional contract in Wisconsin, which commenced on September 1, 2012 but terminated on July 31, 2013, rate adjustments and continued expansion of our California ambulance commercial and managed care lines of business. The additional revenue from new business was partially offset by the transition of the Connecticut contract from a full risk to an administrative services only contract effective February 1, 2013. The results of operations for YTD 2013 as compared to YTD 2012 included an increase in revenue of 10.6% due to new businesses implemented, while the cost of transportation increased by 4.1% during this period. While we believe that utilization will continue to be a factor which could impact the results of our operations for the remainder of 2013, we expect continued positive revenue impact from new contracts implemented in 2012 and from negotiated rate adjustments in select programs.

Q2 2013 compared to Q2 2012

Revenues

Social services. Social services revenue is comprised of the following:

	(in thousands) Three Months Ended June 30,		Percent
	2013	2012	change
Home and community based services	$76,849	$78,624	-2.3%
Foster care services	9,052	8,363	8.2%
Management fees	3,853	3,113	23.8%
Total social services revenue	$89,754	$90,100	-0.4%

Home and community based services. Contract terminations in Florida and Canada, the impact of waivers granted under the NCLB and decreased encounters in certain markets led to a decrease in home and community based services revenue for Q2 2013 as compared to Q2 2012. The decrease in revenue was partially offset by the impact of increased census and new programs being implemented in various markets.

Foster care services. Our foster care services revenue increased during Q2 2013 from Q2 2012 primarily as a result of expanding services into rural areas in Tennessee and an increase in intakes in Illinois.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements increased slightly as a percentage of social services revenue to 4.3% for Q2 2013 from 3.5% for Q2 2012. The termination of, and changes to, certain management service agreements resulted in increased management fees in Q2 2013, but will result in decreased management fee revenue for the remainder of 2013.

Non-emergency transportation services.

	(in thousands) Three Months Ended June 30,		Percent
	2013	2012	change
Non-emergency transportation services	$197,883	$188,837	4.8%

NET Services revenue was favorably impacted by the following:

●	a full quarter impact for one region in Georgia implemented in July 2012 and the Texas Medicaid contract implemented in May 2012;
●	the completed multi-phased implementation of the New York City administrative services contract which began in May 2012;
●	a full quarter of the implementation of our Southeast Wisconsin contract effective September 1, 2012, which subsequently terminated on July 31, 2013;
●	continued expansion of our California ambulance commercial and managed care lines of business; and
●	rate adjustments related to historical utilization in a number of our contracts.

The factors noted above were partially offset by the elimination and transition of the Connecticut “at-risk” agreement to a new administrative services only contract implemented in February 2013, which resulted in a decrease in revenue from Connecticut.

A significant portion of NET Services revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and variable expense structure of our NET Services segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Social Services

Client service expense. Client service expense included the following for Q2 2013 and Q2 2012:

	(in thousands) Three months ended June 30,		Percent
	2013	2012	change
Payroll and related costs	$56,288	$57,400	-1.9%
Purchased services	6,286	6,576	-4.4%
Other operating expenses	13,526	12,349	9.5%
Stock compensation	196	203	-3.4%
Total client service expense	$76,296	$76,528	-0.3%

Payroll and related costs. Our payroll and related costs decreased during Q2 2013 from Q2 2012 primarily due to the decrease of approximately $802,000 in payroll and related costs of our tutoring business. This decrease was principally the result of the impact of waivers granted under the NCLB. The overall decrease in payroll and related costs resulted in a decrease in the ratio of payroll and related costs as a percentage of revenue of our Social Services segment to 62.7% for Q2 2013 from 63.7% for Q2 2012.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. In Q2 2013 we experienced decreased costs resulting from contract terminations in Canada of approximately $267,000. Purchased services, as a percentage of our Social Services segment revenue decreased to 7.0% for Q2 2013 from 7.3% for Q2 2012 primarily due to the impact of decreased workforce development costs in Canada relative to the level of revenue from this market.

Other operating expenses. Other operating expenses, as a percentage of revenue of our Social Services segment, increased to 15.1% for Q2 2013 from 13.7% for Q2 2012 primarily due to an increase in our costs for incurred but not reported general liability and workers’ compensation claims of approximately $427,000.

Stock-based compensation. Stock-based compensation expense was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Long-Term Incentive Plan, or 2006 Plan, which was approximately $166,000 and $203,000 for Q2 2013 and Q2 2012, respectively. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

NET Services

Cost of non-emergency transportation services. Cost of non-emergency transportation services expense included the following for Q2 2013 and Q2 2012:

	(in thousands) Three months ended June 30,		Percent
	2013	2012	Change
Payroll and related costs	$23,071	$19,357	19.2%
Purchased services	153,317	154,992	-1.1%
Other operating expenses	6,235	5,902	5.6%
Stock compensation	308	388	-20.6%
Total cost of non-emergency transportation services	$182,931	$180,639	1.3%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for Q2 2013 as compared to Q2 2012 was due to additional staff hired for new contracts and contract expansions in Georgia, Texas, South Carolina and New York, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 11.7% for Q2 2013 from 10.3% for Q2 2012 as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as transitioning the Connecticut contract and various New York managed care contracts from full risk contracts to administrative services only contracts, which result in higher payroll and related costs as a percentage of their revenue.

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. During the past year we have expanded our current business in Georgia, Texas, South Carolina, California and Wisconsin (which subsequently terminated on July 31, 2013) as well as through other various managed care markets. These additions resulted in an increase in purchased transportation costs for Q2 2013 as compared to Q2 2012; however, these increases were offset by the transition of our Connecticut “at risk” contract to an “administrative services” only contract, thus removing the responsibility of having to pay transportation providers for services.  As a percentage of NET Services revenue, purchased services decreased to approximately 77.5% for Q2 2013 from 82.1% for Q2 2012.

Other operating expenses. Other operating expenses increased slightly for Q2 2013 as compared to Q2 2012 due primarily to increased telecommunication expenses to support new contracts and expanded markets. Other operating expenses as a percentage of NET Services revenue increased to 3.2% for Q2 2013 from 3.1% for Q2 2012 as a result of such new business.

Stock-based compensation. Stock-based compensation expense was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment since January 1, 2009 under our 2006 Plan which was approximately $271,000 and $389,000 for Q2 2013 and Q2 2012, respectively. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer and a key employee.

General and administrative expense.

(in thousands) Three months ended June 30,		Percent
2013	2012	change
$12,731	$13,791	-7.7%

The decrease in administrative expenses for Q2 2013 as compared to Q2 2012 was primarily a result of a decrease in payroll and related costs of approximately $389,000, a decrease in stock compensation expense of approximately $440,000 and a decrease in tax consulting fees of approximately $244,000. General and administrative expense, as a percentage of revenue, decreased to 4.4% for Q2 2013 from 4.9% for Q2 2012 primarily due to the decreases in general and administrative expenses discussed above as well as a total revenue increase of approximately 3.1% that did not significantly impact general and administrative expenses.

Asset impairment charge.

          During Q2 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C., or Rio, our wholly-owned subsidiary, were notified of the termination of funding for some or all of their services. We expect that, due to this change in funding, the not-for-profit entities will not be able to maintain the level of business they historically experienced, which is expected to result in the decrease or elimination of services provided by Rio. Based on these factors, in connection with preparing the financial statements included in this report, we initiated an analysis of the fair value of goodwill and determined that goodwill related to Rio was impaired. Based on this determination, as of June 30, 2013, we recorded a non-cash charge of approximately $492,000 to reduce the carrying value of the related goodwill to zero.

Depreciation and amortization.

(in thousands) Three months ended June 30,		Percent
2013	2012	change
$3,734	$3,610	3.4%

As a percentage of revenues, depreciation and amortization was approximately 1.3% for Q2 2013 and Q2 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $123.5 million at June 30, 2013, from $145.5 million at June 30, 2012, which was a significant factor contributing to the decrease in our interest expense for Q2 2013 as compared to Q2 2012.

Interest income. Interest income for Q2 2013 and Q2 2012 was approximately $30,000 and $43,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

           Our effective tax rate for Q2 2013 and Q2 2012 was 39.8% and 43.3%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q2 2013 and Q2 2012 due primarily to state taxes as well as non-deductible stock option expense.

      EBITDA and Adjusted EBITDA

           After adjusting for the items noted in the table below, Adjusted EBITDA was $15.7 million for Q2 2013 as compared to $8.5 million for Q2 2012.

EBITDA and Adjusted EBITDA are non-GAAP measurements. We utilize these non-GAAP measurements as a means to measure overall operating performance and to better compare current operating results with other companies within our industry. Details of the excluded items and a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measure are presented in the table below (in thousands). The non-GAAP measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because we believe it provides meaningful comparisons of the results of our operations for the periods presented. The non-GAAP measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by some other companies.

	Three months ended June 30,
	2013	2012

Net income	$5,876	$1,418

Interest expense, net	1,689	1,866
Provision for income taxes	3,888	1,085
Depreciation and amortization	3,734	3,610

EBITDA	15,187	7,979

Asset impairment charge	492	-
Strategic alternatives costs (a)	-	519

Adjusted EBITDA	$15,679	$8,498

______________

a)

Represents costs incurred related to our review of strategic alternatives arising from unsolicited proposals to take our company private. We terminated this review in June 2012 upon determining that a continued focus on our operations was the best alternative to maximize shareholder value.

YTD 2013 compared to YTD 2012

Revenues

Social services. Social services revenue is comprised of the following:

	(in thousands) Six Months Ended June 30,		Percent
	2013	2012	change
Home and community based services	$153,810	$162,749	-5.5%
Foster care services	17,496	16,718	4.7%
Management fees	6,802	6,109	11.3%
Total social services revenue	$178,108	$185,576	-4.0%

Home and community based services. Contract terminations in Florida and Canada, the impact of waivers granted under the NCLB, inclement weather in the first quarter of 2013 and decreased encounters in certain markets led to a decrease in home and community based services revenue for YTD 2013 as compared to YTD 2012. The decrease in revenue was partially offset by increased census and the impact of new programs being implemented in various markets.

Foster care services. Our foster care services revenue increased during YTD 2013 from YTD 2012 primarily as a result of expanding services into rural areas in Tennessee and increases in intakes in Illinois. This increase, however, was partially offset by a decrease in foster care services provided in Arizona, Oregon and Nevada due to reduced payer authorizations for these services.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements increased slightly as a percentage of social services revenue to 3.8% for YTD 2013 from 3.3% for YTD 2012. The termination of, and changes to, certain management service agreements resulted in increased management fees during YTD 2013, but will result in decreased management fee revenue for the remainder of 2013.

Non-emergency transportation services.

	(in thousands) Six Months Ended June 30,		Percent
	2013	2012	change
Non-emergency transportation services	$391,016	$353,508	10.6%

NET Services revenue was favorably impacted by the following:

●	the award of two additional regions in South Carolina in February 2012;
●	the award of two additional regions in Georgia in April and July 2012;
●	the completed multi-phased implementation of the New York City administrative services contract which began in May 2012;
●	implementation of a Wisconsin contract effective September 1, 2012, which subsequently terminated on July 31, 2013;
●	continued expansion of our California ambulance commercial and managed care lines of business; and
●	rate adjustments matching historical utilization in a number of our contracts.

A significant portion of NET Services revenue was generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and variable expense structure of our NET Services segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Operating expenses

Social Services

Client service expense. Client service expense included the following for YTD 2013 and YTD 2012:

	(in thousands) Six months ended June 30,		Percent
	2013	2012	change
Payroll and related costs	$113,701	$117,713	-3.4%
Purchased services	12,110	14,310	-15.4%
Other operating expenses	25,600	24,255	5.5%
Stock compensation	402	460	-12.6%
Total client service expense	$151,813	$156,738	-3.1%

Payroll and related costs. Our payroll and related costs decreased during YTD 2013 from YTD 2012 primarily due to a net decrease in payroll in Virginia and Canada, as well as in our tutoring business, in the amount of approximately $3.5 million. This decrease was primarily the result of contract terminations in Canada and the impact of waivers granted under the NCLB. These trends caused revenue from our Canadian operations and tutoring business to decline at a higher rate relative to the impact on payroll and related costs, which resulted in an increase in the ratio of payroll and related costs as a percentage of revenue of our Social Services segment to 63.8% for YTD 2013 from 63.4% for YTD 2012.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. In YTD 2013 we experienced decreased costs resulting from contract terminations in Canada of approximately $1.7 million, decreased pharmacy costs of $209,000 and decreased foster parent payments of approximately $240,000, as compared to YTD 2012. Purchased services, as a percentage of our Social Services segment revenue decreased to 6.8% for YTD 2013 from 7.7% for YTD 2012 due to the impact of decreased workforce development costs in Canada relative to the level of revenue from this market.

Other operating expenses. Other operating expenses, as a percentage of revenue of our Social Services segment, increased to 14.4% for YTD 2013 from 13.1% for YTD 2012 primarily due to an increase in our costs for incurred but not reported general liability and workers’ compensation claims of approximately $663,000.

Stock-based compensation. Stock-based compensation expense was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Plan which was approximately $364,000 and $398,000 for YTD 2013 and YTD 2012, respectively. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

NET Services

Cost of non-emergency transportation services. Cost of non-emergency transportation services expense included the following for YTD 2013 and YTD 2012:

	(in thousands) Six months ended June 30,		Percent
	2013	2012	Change
Payroll and related costs	$45,967	$37,373	23.0%
Purchased services	300,187	288,464	4.1%
Other operating expenses	12,820	11,024	16.3%
Stock compensation	641	757	-15.3%
Total cost of non-emergency transportation services	$359,615	$337,618	6.5%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for YTD 2013 as compared to YTD 2012 was due to additional staff hired for new contracts and contract expansions in Georgia, Texas, South Carolina and New York, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 11.8% for YTD 2013 from 10.6% for YTD 2012 as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as transitioning the Connecticut contract and various New York managed care contracts from full risk contracts to administrative services only contracts, which resulted in higher payroll and related costs as a percentage of their revenue.

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. Since the beginning of 2012, we have expanded our current business in Georgia, Texas, Connecticut, South Carolina, California and Wisconsin (which subsequently terminated on July 31, 2013). These additions resulted in an increase in purchased transportation costs for YTD 2013 as compared to YTD 2012.  As a percentage of NET Services revenue, purchased services decreased to approximately 76.8% for YTD 2013 from 81.6% for YTD 2012. This decrease was partly due to the transition to and implementation of two administrative services only contracts whereby we are only responsible for the authorization process, not the payment to transportation providers.

Other operating expenses. Other operating expenses increased for YTD 2013 as compared to YTD 2012 due primarily to increased telecommunication expenses to support new contracts and expanded markets. Other operating expenses as a percentage of NET Services revenue increased to 3.3% for YTD 2013 from 3.1% for YTD 2012 as a result of new business.

Stock-based compensation. Stock-based compensation expense was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment since January 1, 2009 under our 2006 Plan which was approximately $597,000 and $706,000 for YTD 2013 and YTD 2012, respectively. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer and a key employee.

General and administrative expense.

(in thousands) Six months ended June 30,		Percent
2013	2012	change
$25,183	$26,530	-5.1%

The decrease in administrative expenses for YTD 2013 as compared to YTD 2012 was primarily a result of a decrease in payroll and related costs of approximately $373,000, a decrease in stock compensation expense of approximately $825,000 and a decrease in charitable contributions of approximately $462,000. General and administrative expense, as a percentage of revenue, decreased to 4.4% for YTD 2013 from 4.9% for YTD 2012 primarily due to the decreases in general and administrative expenses discussed above as well as a total revenue increase of approximately 5.6% that did not significantly impact general and administrative expenses.

          Asset impairment charge.

          During Q2 2013, the not-for-profit entities managed by Rio, our wholly-owned subsidiary, were notified of the termination of funding for some or all of their services. We expect that, due to this change in funding, the not-for-profit entities will not be able to maintain the level of business they historically experienced, which is expected to result in the decrease or elimination of services provided by Rio. Based on these factors, in connection with preparing the financial statements included in this report, we initiated an analysis of the fair value of goodwill and determined that goodwill related to Rio was impaired. Based on this determination, as of June 30, 2013, we recorded a non-cash charge of approximately $492,000 to reduce the carrying value of the related goodwill to zero.

          Depreciation and amortization.

(in thousands) Six months ended June 30,		Percent
2013	2012	change
$7,464	$7,235	3.2%

                As a percentage of revenues, depreciation and amortization was approximately 1.3% and 1.4% for YTD 2013 and YTD 2012, respectively.

         Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $123.5 million at June 30, 2013, from $145.5 million at June 30, 2012, which was a significant factor contributing to the decrease in our interest expense for YTD 2013 as compared to YTD 2012.

Interest income. Interest income for YTD 2013 and YTD 2012 was approximately $52,000 and $84,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

         Provision for income taxes

           Our effective tax rate for YTD 2013 and YTD 2012 was 40.6% and 38.3%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for YTD 2013 and YTD 2012 due primarily to state taxes as well as non-deductible stock option expense. The YTD 2012 rate was also favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition.

              EBITDA and Adjusted EBITDA

           After adjusting for the items noted in the table below, Adjusted EBITDA was $32.5 million for YTD 2013 as compared to $18.8 million for YTD 2012.

EBITDA and Adjusted EBITDA are non-GAAP measurements. We utilize these non-GAAP measurements as a means to measure overall operating performance and to better compare current operating results with other companies within our industry. Details of the excluded items and a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measure are presented in the table below (in thousands). The non-GAAP measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because we believe it provides meaningful comparisons of the results of our operations for the periods presented. The non-GAAP measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by some other companies.

	Six months ended June 30,
	2013	2012

Net income	$12,554	$4,460

Interest expense, net	3,439	3,732
Provision for income taxes	8,564	2,771
Depreciation and amortization	7,464	7,235

EBITDA	32,021	18,198

Asset impairment charge	492	-
Strategic alternatives costs (a)	-	591

Adjusted EBITDA	$32,513	$18,789

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

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our segments, and the revolving and term loan credit facility entered into on August 2, 2013, which replaced our credit facility existing as of June 30, 2013, as discussed in more detail below.

Sources of cash for YTD 2013 were primarily from operations. Our balance of cash and cash equivalents was approximately $74.0 million at June 31, 2013 and $55.9 million at December 31, 2012. Approximately $4.4 million of cash was held by WCG at June 30, 2013 that is not available to fund domestic operations unless the funds are repatriated. We had restricted cash of approximately $21.4 million and $12.7 million at June 30, 2013 and December 31, 2012, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At June 30, 2013 and December 31, 2012, our total debt was approximately $123.5 million and $130.0 million, respectively.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $30.1 million for YTD 2013. These cash flows included net income of approximately $12.6 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes, asset impairment charge and other items of approximately $13.5 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●	approximately $10.9 million related to the increase in prepaid expenses and other, primarily due to payments made for insurance and income taxes; and

●

approximately $15.7 million due to the increase in accounts payable and accrued expenses primarily attributable to the timing of payments related to non-emergency transportation contract reimbursements.

Investing activities. Net cash used in investing activities totaled approximately $12.1 million for YTD 2013. Approximately $8.6 million of this amount related to an increase in restricted cash, which was primarily due to the annual insurance policy renewals and the opening of a trust account for our wholly-owned captive insurance subsidiary. Additionally, approximately $3.5 million was used to purchase property and equipment to support the growth of our operations.

Financing activities. Net cash provided by financing activities totaled approximately $330,000 for YTD 2013. Cash provided by financing activities included approximately $6.6 million of cash received from employee stock option exercises and the effect of stock option deductions of approximately $640,000. These items were offset by repayments of our term loan in the aggregate amount of approximately $6.5 million and the purchase of approximately $454,000 of treasury stock from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for YTD 2013 was a decrease to cash of approximately $236,000.

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

As of June 30, 2013, we repurchased approximately $22.5 million principal amount of the Notes with cash.

Credit facility.  On March 11, 2011, we entered into a credit agreement, or Credit Agreement, with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Bank of Arizona, Alliance Bank of Arizona and Royal Bank of Canada, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Credit Agreement provided us with a senior secured credit facility, or the Senior Credit Facility, in aggregate principal amount of $140.0 million, comprised of a $100.0 million term loan facility and a $40.0 million revolving credit facility. On March 11, 2011, we borrowed the entire amount available under the term loan facility and used the proceeds thereof to refinance the prior credit facility. Prospectively, the proceeds of the Senior Credit Facility could be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Notes; and (iv) other general corporate purposes.

           Interest on the outstanding principal amount of the loans accrued, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranged from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at June 30, 2013 was 2.95%. Interest on the loans was payable at least once every three months in arrears. In addition, we were obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranged from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case, based on our consolidated leverage ratio.

          We were subject to affirmative and negative covenants, including financial covenants, relating to consolidated net leverage and consolidated net senior leverage as well as a consolidated fixed charge covenant. We were in compliance with all covenants as of June 30, 2013.

No amounts were borrowed under the revolving credit facility as of June 30, 2013; however, $25.0 million of the revolving credit facility could be allocated to collateralize certain letters of credit. As of June 30, 2013, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At June 30, 2013, our available credit under the revolving credit facility was $33.3 million.

The terms of the Notes and the Credit Agreement are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading entitled “Liquidity and capital resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Amended and Restated Credit Agreement   The Credit Agreement discussed above was replaced with an amended and restated credit agreement subsequent to June 30, 2013. On August 2, 2013, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Amended and Restated Credit Agreement provides us with a senior secured credit facility, or the New Senior Credit Facility, in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. There is an option to increase the amount of the term loan facility and/or the revolving credit facility by an aggregate amount of up to $75.0 million, as described below. The New Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On August 2, 2013, we borrowed the entire amount available under the term loan facility and $16.0 million under our revolving credit facility and used the proceeds thereof to refinance certain of our existing indebtedness. Prospectively, the proceeds of the New Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Notes; and (iv) other general corporate purposes.

Under the New Senior Credit Facility we have an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) by an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Amended and Restated Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the New Senior Credit Facility.

The New Senior Credit Facility matures on August 2, 2018. We may prepay the New Senior Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of LIBOR loans. The unutilized portion of the commitments under the New Senior Credit Facility may be irrevocably reduced or terminated by us at any time without penalty.

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 1.75% to 2.50% in the case of LIBOR loans and 0.75% to 1.50% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 1.75% to 2.50%, respectively, in each case, based on our consolidated leverage ratio.

The term loan facility is subject to quarterly amortization payments, commencing on December 31, 2014, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 5.0% between December 31, 2014 and September 30, 2015, 7.5% between December 31, 2015 and September 30, 2016, 10.0% between December 31, 2016 and September 30, 2017, 11.25% between December 31, 2017 and June 30, 2018 and the remaining balance at maturity. The New Senior Credit Facility also requires us (subject to certain exceptions as set forth in the Amended and Restated Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants.

Our obligations under the New Senior Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, which include our insurance captives and not-for-profit subsidiaries. Our obligations under, and each guarantor’s obligations under its guaranty of the New Senior Credit Facility are secured by a first priority lien on substantially all of our respective assets, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries and 65% of the issued and outstanding stock of our first tier foreign subsidiaries.

We expect to incur fees of approximately $2.1 million to refinance our long-term debt. We are accounting for fees related to the refinancing of our long-term debt, as well as unamortized deferred financing fees related to the Senior Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, we are evaluating the accounting for financing fees on a lender by lender basis. Of the total amount of deferred financing fees related to the Senior Credit Facility as of August 2, 2013, the Company expects approximately $849,000 will continue to be deferred and amortized and approximately $525,000 is anticipated to be expensed in the quarter ending September 30, 2013. Of the $2.1 million of fees expected to be incurred to refinance the long-term debt, approximately $1.8 million will be deferred and amortized and approximately $254,000 is anticipated to be expensed in the quarter ending September 30, 2013.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of June 30, 2013, there were six participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services segment. Benefits are paid from our general assets under this plan. As of June 30, 2013, 25 highly compensated employees participated in this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At June 30, 2013, the cumulative reserve for expected losses since inception of these reinsurance programs was approximately $91,000, $3.5 million and $6.5 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at June 30, 2013 was approximately $3.5 million. Further, SPCIC had restricted cash of approximately $19.5 million and $10.7 million at June 30, 2013 and December 31, 2012, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

           Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado.  While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to those policies. The cumulative reserve for expected losses of this reinsurance program at June 30, 2013 was approximately $2.9 million.

Health Insurance

           We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $2.3 million and $2.1 million as of June 30, 2013 and December 31, 2012, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

Providence Liability Insurance Coverages

The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates. Certain changes have been made to our insurance coverage since December 31, 2012, which we believe balance our costs and risks in an appropriate manner.

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

Interest rate and market risk

As of June 30, 2013, we had borrowings under our term loan of approximately $76.0 million and no borrowings under our revolving line of credit. Borrowings under the Credit Agreement accrued interest at LIBOR plus 2.75% per annum as of June 30, 2013. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $1.6 million over the remaining term of the Credit Agreement, which expires in 2016.

We have convertible senior subordinated notes of approximately $47.5 million outstanding at June 30, 2013 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored social services and non-emergency transportation services to individuals and families pursuant to approximately 584 contracts as of June 30, 2013. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 80% and 81% of our revenue for the six months ended June 30, 2013 and 2012, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the six months ended June 30, 2013, we conducted a portion of our operations in Canada through WCG. At June 30, 2013, approximately $8.2 million, or 5.9%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.        Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (June 30, 2013) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2013.

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

PART II—OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2013:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
April 1, 2013
to
April 30, 2013	-		$-	-	243,900

Month 2:
May 1, 2013
to
May 31, 2013	2,291	(1)	$23.96	-	243,900

Month 3:
June 1, 2013
to
June 30, 2013	524	(1)	$29.04	-	243,900

Total	2,815		$24.91	-	243,900

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. No stock was purchased under the program during the three months ended June 30, 2013. As of June 30, 2013, we have spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Dividends

          Our existing debt agreements restrict the payment of dividends by the Company.

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

THE PROVIDENCE SERVICE CORPORATION

Date: August 9, 2013	By:	/s/ Warren S. Rustand
Warren S. Rustand Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Robert E. Wilson
Robert E. Wilson Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.LAB(1)	XBRL Label Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

101.DEF(1)	XBRL Definition Linkbase Document