Form 10-Q
period 2013-09-30
PROVIDENCE SERVICE CORP
filed 2013-11-08
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-34221

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 East Broadway Blvd., Tucson, Arizona	85701
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2013, there were outstanding 13,504,352 shares (excluding treasury shares of 952,776) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$91,103	$55,863
Accounts receivable, net of allowance of $4.4 million in 2013 and $3.7 million in 2012	91,245	98,628
Management fee receivable	2,309	2,662
Other receivables	1,683	1,920
Restricted cash	3,837	1,787
Prepaid expenses and other	19,577	14,807
Deferred tax assets	130	532
Total current assets	209,884	176,199
Property and equipment, net	30,886	30,380
Goodwill	113,345	113,915
Intangible assets, net	44,250	49,651
Restricted cash, less current portion	14,198	10,953
Other assets	12,318	10,639
Total assets	$424,881	$391,737
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$47,500	$14,000
Accounts payable	4,543	4,569
Accrued expenses	48,766	32,976
Accrued transportation costs	56,410	61,316
Deferred revenue	5,263	7,055
Reinsurance liability reserve	13,159	12,713
Total current liabilities	175,641	132,629
Long-term obligations, less current portion	76,000	116,000
Other long-term liabilities	15,736	13,527
Deferred tax liabilities	11,683	10,894
Total liabilities	279,060	273,050
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 14,426,603 and 13,785,947 issued and outstanding (including treasury shares)	14	14
Additional paid-in capital	192,547	180,778
Accumulated deficit	(36,998)	(53,079)
Accumulated other comprehensive loss, net of tax	(1,155)	(893)
Treasury shares, at cost, 952,776 and 928,478 shares	(15,548)	(15,094)
Total Providence stockholders' equity	138,860	111,726
Non-controlling interest	6,961	6,961
Total stockholders' equity	145,821	118,687
Total liabilities and stockholders' equity	$424,881	$391,737

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues:
Human services	$84,702	$83,950	$262,809	$269,526
Non-emergency transportation services	192,011	196,335	583,028	549,844
	276,713	280,285	845,837	819,370
Operating expenses:
Client service expense	76,881	73,462	228,695	230,200
Cost of non-emergency transportation services	177,049	183,248	536,664	520,866
General and administrative expense	11,082	12,069	36,265	38,599
Asset impairment charge	0	2,506	492	2,506
Depreciation and amortization	3,725	4,018	11,188	11,254
Total operating expenses	268,737	275,303	813,304	803,425
Operating income	7,976	4,982	32,533	15,945

Other (income) expense:
Interest expense	1,916	1,990	5,407	5,806
Loss on extinguishment of debt	525	0	525	0
Interest income	(40)	(25)	(92)	(109)
Income before income taxes	5,575	3,017	26,693	10,248
Provision for income taxes	2,048	1,859	10,612	4,631
Net income	$3,527	$1,158	$16,081	$5,617

Earnings per common share:
Basic	$0.26	$0.09	$1.20	$0.42
Diluted	$0.25	$0.09	$1.17	$0.42

Weighted-average number of common shares outstanding:
Basic	13,674,467	13,263,826	13,411,204	13,277,191
Diluted	14,049,329	13,342,614	13,711,124	13,388,355

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$3,527	$1,158	$16,081	$5,617
Other comprehensive income (loss):
Foreign currency translation adjustments	153	395	(262)	340
Comprehensive income	$3,680	$1,553	$15,819	$5,957

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2013	2012
Operating activities
Net income	$16,081	$5,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,802	5,578
Amortization	5,386	5,676
Amortization of deferred financing costs	746	865
Loss on extinguishment of debt	525	0
Provision for doubtful accounts	2,570	1,418
Deferred income taxes	1,395	(420)
Stock based compensation	2,402	3,586
Excess tax benefit upon exercise of stock options	(999)	(60)
Asset impairment charge	492	2,506
Other	352	(33)
Changes in operating assets and liabilities:
Accounts receivable	5,033	(10,304)
Management fee receivable	105	849
Other receivables	237	(509)
Restricted cash	(255)	14
Prepaid expenses and other	(6,031)	(3,556)
Reinsurance liability reserve	2,720	1,773
Accounts payable and accrued expenses	15,744	3,040
Accrued transportation costs	(4,906)	16,901
Deferred revenue	(1,792)	3,639
Other long-term liabilities	52	3,357
Net cash provided by operating activities	45,659	39,937
Investing activities
Purchase of property and equipment, net	(6,413)	(7,565)
Acquisition of businesses, net of cash acquired	0	(190)
Restricted cash for reinsured claims losses	(5,040)	1,269
Purchase of short-term investments, net	(23)	452
Net cash used in investing activities	(11,476)	(6,034)
Financing activities
Repurchase of common stock, for treasury	(454)	(3,658)
Proceeds from common stock issued pursuant to stock option exercise	9,244	258
Excess tax benefit upon exercise of stock options	999	60
Proceeds from long-term debt	76,000	0
Repayment of long-term debt	(82,500)	(9,993)
Debt financing costs	(2,083)	(53)
Capital lease payments	(8)	(20)
Net cash provided by (used in) financing activities	1,198	(13,406)
Effect of exchange rate changes on cash	(141)	76
Net change in cash	35,240	20,573
Cash at beginning of period	55,863	43,184
Cash at end of period	$91,103	$63,757

Supplemental cash flow information:
Cash paid for interest	$3,504	$4,133
Cash paid for income taxes	$10,791	$6,167

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. In order to conform to the current year presentation, prior year amounts have been reclassified to show human services revenues as one line item.

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company is a government outsourcing privatization company. The Company operates in the following two segments: Human Services and Non-Emergency Transportation Services (“NET Services”). During the third quarter of 2013, the Company changed the name of its Social Services segment to the Human Services segment. The name change was made as part of a rebranding effort to reflect the future vision of the Human Services business, and to better describe the broad spectrum of services it provides. The Human Services segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home and community-based services and foster care services to at-risk families and children. The NET Services segment provides non-emergency transportation management services primarily to Medicaid and Medicare beneficiaries. As of September 30, 2013, the Company operated in 43 states and the District of Columbia, in the United States, and in British Columbia and Alberta, Canada.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2013-05 and ASU 2013-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of ASU 2013-02 did not have an effect on the consolidated financial statements.

2. Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 80% and 81% of the Company’s revenue for the nine months ended September 30, 2013 and 2012, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

3. Restricted Cash

The Company had approximately $18.0 million and $12.7 million of restricted cash at September 30, 2013 and December 31, 2012, respectively, as follows (in thousands):

	September 30, 2013	December 31, 2012
Collateral for letters of credit - Contractual obligations	$243	$243
Contractual obligations	953	698
Subtotal restricted cash for contractual obligations	1,196	941

Collateral for letters of credit - Reinsured claims losses	3,033	5,634
Escrow/Trust - Reinsured claims losses	13,806	6,165
Subtotal restricted cash for reinsured claims losses	16,839	11,799
Total restricted cash	18,035	12,740

Less current portion	3,837	1,787

	$14,198	$10,953

Of the restricted cash amount at September 30, 2013 and December 31, 2012:

     •       $243,000 in both periods served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

     •       approximately $953,000 and $698,000, respectively, was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business;

     •       approximately $3.0 million and $5.6 million, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s workers’ compensation reinsurance;

     •       approximately $5.1 million in both periods was restricted and held in trust for historical reinsurance claims losses under the Company’s general and professional liability reinsurance program;

     •        approximately $750,000 and $1.1 million, respectively, was restricted for our historical auto liability program; and

     •        approximately $8.0 million was restricted and held in a trust at September 30, 2013 for reinsurance claims losses under the Company’s workers’ compensation, general and professional liability and auto liability reinsurance programs.

4. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid payroll	$295	$2,494
Prepaid insurance	7,111	3,739
Prepaid taxes	2,881	1,358
Prepaid rent	1,531	1,067
Prepaid bus tokens and passes	1,254	1,224
Prepaid maintenance agreements and copier leases	1,135	723
Interest receivable - certificates of deposit	702	679
Other	4,668	3,523

Total prepaid expenses and other	$19,577	$14,807

5. Goodwill and Intangibles

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

          During the quarter ended June 30, 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C. (“Rio”), a wholly-owned subsidiary of the Company, were notified of the termination of funding for some or all of their services. Management expects that due to this change in funding, the not-for-profit entities will not be able to maintain the level of business they historically experienced, which is expected to result in the decrease, or elimination of, services provided by Rio to these entities. The Company determined that these factors were indicators that an interim goodwill impairment test was required under ASC 350. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the Rio acquisition to be zero at June 30, 2013, and at that time, the Company recorded a non-cash charge of approximately $492,000 in its Human Services operating segment to eliminate the carrying value of goodwill acquired in connection with its acquisition of Rio. This charge was included in “Asset impairment charge” in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2013.

Intangible Assets

During the first nine months of 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia, which began in early 2012. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it enjoyed prior to the reorganization. The impact of this service delivery system reorganization was not fully realized until the conclusion of the transition to the new system in the third quarter of 2012 and contributed to a decrease in the financial results of operations of WCG for 2012.

The Company determined that the value of the customer relationships obtained through the acquisition of WCG was impaired as of September 30, 2012. Consequently, the Company recorded a non-cash charge of approximately $2.5 million in its Human Services operating segment to reduce the carrying value of customer relationships acquired in connection with its acquisition of WCG based on their revised estimated fair values. In estimating the fair values of these intangible assets, the Company based its estimates on a projected discounted cash flow basis. This charge was included in “Asset impairment charge” in the accompanying condensed consolidated statements of income for the three and nine month periods ending September 30, 2012.

6.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation	$20,418	$18,438
NET Services contract adjustments	12,767	3,119
Other	15,581	11,419
	$48,766	$32,976

7. Long-Term Obligations

           The Company’s long-term obligations consisted of the following (in thousands):

	September 30, 2013	December 30, 2012

6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the "Notes")	$47,500	$47,500
$40,000 revolving loan, LIBOR plus 2.75% that was terminated in August 2013	0	0
$100,000 term loan, LIBOR plus 2.75% with principal and interest payable at least once every three months that was terminated in August 2013	0	82,500
$165,000 revolving loan, LIBOR plus 1.75% - 2.50% (effective rate of 2.43% at September 30, 2013) through August 2018 with interest payable at least once every three months	16,000	0
$60,000 term loan, LIBOR plus 1.75% - 2.50%, with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	60,000	0
	123,500	130,000
Less current portion	47,500	14,000
	$76,000	$116,000

   The carrying amount of the long-term obligations approximated their fair value at September 30, 2013 and December 31, 2012. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

On August 2, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Amended and Restated Credit Agreement provides the Company with a senior secured credit facility (“New Senior Credit Facility”), in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. There is an option to increase the amount of the term loan facility and/or the revolving credit facility by an aggregate amount of up to $75.0 million, as described below. The New Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On August 2, 2013, the Company borrowed the entire amount available under the term loan facility and $16.0 million under the revolving credit facility and used the proceeds thereof to refinance certain of the Company’s existing indebtedness. Prospectively, the proceeds of the New Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Notes; and (iv) other general corporate purposes.

Under the New Senior Credit Facility, the Company has an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Amended and Restated Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the New Senior Credit Facility.

The New Senior Credit Facility matures on August 2, 2018. The Company may prepay the New Senior Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of London Interbank Offered Rate (“LIBOR”) loans. The unutilized portion of the commitments under the New Senior Credit Facility may be irrevocably reduced or terminated by us at any time without penalty.

Interest on the outstanding principal amount of the loans accrues, at the Company’s election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 1.75% to 2.50% in the case of LIBOR loans and 0.75% to 1.50% in the case of the base rate loans, in each case based on the Company’s consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 1.75% to 2.50%, respectively, in each case, based on the Company’s consolidated leverage ratio.

The term loan facility is subject to quarterly amortization payments, commencing on December 31, 2014, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 5.0% between December 31, 2014 and September 30, 2015, 7.5% between December 31, 2015 and September 30, 2016, 10.0% between December 31, 2016 and September 30, 2017, 11.25% between December 31, 2017 and June 30, 2018 and the remaining balance at maturity. The New Senior Credit Facility also requires the Company (subject to certain exceptions as set forth in the Amended and Restated Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants.

The Company’s obligations under the New Senior Credit Facility are guaranteed by all of its present and future domestic subsidiaries, excluding certain domestic subsidiaries, which include its insurance captives and not-for-profit subsidiaries. The Company’s, and each guarantor’s, obligations under its guaranty of the New Senior Credit Facility are secured by a first priority lien on substantially all of the Company’s respective assets, including a pledge of 100% of the issued and outstanding stock of its domestic subsidiaries and 65% of the issued and outstanding stock of its first tier foreign subsidiaries.

The Company incurred fees of approximately $2.1 million to refinance its long-term debt. The Company accounted for fees related to the refinancing of its long-term debt, as well as unamortized deferred financing fees related to the prior senior credit facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis. Of the total amount of deferred financing fees related to the prior senior credit facility, approximately $849,000 will continue to be deferred and amortized and approximately $525,000 was expensed in the quarter ending September 30, 2013. Of the $2.1 million of fees incurred to refinance the long-term debt, approximately $1.8 million was deferred and will be amortized to interest expense and approximately $254,000 was expensed in the quarter ending September 30, 2013.

8. Business Segments

The Company operates in two reportable segments, and differentiates the segments based on the nature of the services they offer and the criteria in FASB Accounting Standards Codification Topic 280, “Segment Reporting”. The following describes each of the Company’s segments and its corporate services area.

Human Services. Human Services includes government sponsored social services consisting of home and community based, foster care and not-for-profit management services. These services are purchased primarily by state, county and city levels of government, and are delivered under block purchase, cost based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee.

NET Services. NET Services is comprised primarily of managing the delivery of non-emergency transportation services to Medicaid and Medicare beneficiaries. The entities that pay for non-emergency medical transportation services are primarily state Medicaid programs, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency transportation services are delivered under capitated contracts where the Company assumes the responsibility of meeting the Medicaid covered benefit transportation needs of a specific geographic population.

The basis of segmentation and measurement of segment profit or loss has not changed from that disclosed in the Company’s audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth certain financial information (in thousands) attributable to the Company’s business segments for the three and nine months ended September 30, 2013 and 2012. In addition, none of the segments have significant non-cash items in operating income other than depreciation, amortization and asset impairment charges.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Human Services (a)	$84,702	$83,950	$262,809	$269,526
NET Services	192,011	196,335	583,028	549,844

Consolidated	$276,713	$280,285	$845,837	$819,370

Operating income:
Human Services	$(1,484)	$(3,071)	$2,281	$1,498
NET Services	9,460	8,053	30,252	14,447

Consolidated (b)	$7,976	$4,982	$32,533	$15,945

(a)

Excludes intersegment revenue of approximately $209,000 and $194,000 for the three months ended
September 30, 2013 and 2012, respectively, and approximately $311,000 and $378,000 for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Corporate costs have been allocated to the Human Services and NET Services operating segments.

9. Stock-Based Compensation Arrangements

           The Company issues both option awards and restricted stock to employees and non-employee directors. Option awards and restricted stock generally vest in three equal installments on the first, second and third anniversaries of the date of grant. The fair value of option awards was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula and amortized over the option’s vesting periods, and the fair value of unvested restricted stock grants was determined based on the closing market price of the Company’s common stock on the date of grant. The following table summarizes the stock option activity:

	For the nine months ended September 30, 2013
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	1,724,421	$19.48
Exercised	(551,601)	16.76
Forfeited or expired	(251,875)	24.29
Outstanding at September 30, 2013	920,945	$19.80

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted common stock:

	For the nine months ended September 30, 2013
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	225,744	$15.25
Granted	63,407	23.73
Vested	(89,055)	15.32
Forfeited or cancelled	(19,350)	15.50
Non-vested at September 30, 2013	180,746	$17.59

10. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock and accumulated other comprehensive loss for the nine months ended September 30, 2013 (in thousands except share data):

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance at December 31, 2012	13,785,947	$14	$180,778	928,478	$(15,094)	$(893)
Stock-based compensation	0	0	2,402	0	0	0
Exercise of employee stock options, including net tax windfall of $123	551,601	0	9,367	0	0	0
Restricted stock issued	89,055	0	0	24,298	(454)	0
Foreign currency translation adjustments	0	0	0	0	0	(262)
Balance at September 30, 2013	14,426,603	$14	$192,547	952,776	$(15,548)	$(1,155)

11. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income available to common stockholders	$3,527	$1,158	$16,081	$5,617
Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,674,467	13,263,826	13,411,204	13,277,191
Effect of dilutive securities:
Common stock options and restricted stock awards	340,665	78,788	279,032	111,164
Performance-based restricted stock units	34,197	0	20,888	0
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,049,329	13,342,614	13,711,124	13,388,355

Basic earnings per share	$0.26	$0.09	$1.20	$0.42
Diluted earnings per share	$0.25	$0.09	$1.17	$0.42

The effect of issuing 1,139,145 shares of common stock on an assumed conversion basis related to the Notes was excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2013 as it would have been antidilutive. The effect of issuing 1,182,989 and 1,193,618 shares of common stock on an assumed conversion basis related to the Notes was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012, respectively, as it would have been antidilutive. For the three and nine months ended September 30, 2013 and 2012, employee stock options to purchase 202,054, 497,075, 1,567,027 and 1,577,081 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

12. Income Taxes

           The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2013 was 36.7% and 39.8%, respectively. These rates were higher than the United States federal statutory rate of 35.0% due primarily to state income taxes and non-deductible stock option expense, which were partially offset by the impact of disqualifying dispositions of incentive stock options.

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2012 was 61.6% and 45.2%, respectively. These rates were higher than the United States federal statutory rate of 35.0% due to state income taxes, non-deductible stock option expense and lower projected income before income taxes, which was primarily due to the $2.5 million intangible impairment charge recorded in the third quarter of 2012. Additionally, the tax rate for the nine months ended September 30, 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition.

13. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $1.4 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively.

14. Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, the Company’s former Chief Executive Officer, former Chief Financial Officer, and Chief Executive Officer of Human Services, became members of the board of directors of the non-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. In November 2012, the Company’s then Interim Chief Executive Officer and new Chief Financial Officer became members of Maple Star Colorado, Inc.’s board of directors. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $225,000 and $188,000 for the nine months ended September 30, 2013 and 2012, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at September 30, 2013 and December 31, 2012 were approximately $208,000 and $231,000, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. The Company may terminate the lease with a six-month prior written notice. Certain immediate family members of Herman M. Schwarz (the chief executive officer of the Company’s NET Services segment and an executive officer of the Company) have a partial ownership interest in McDowell. In the aggregate these family members own an approximate 13% interest in McDowell directly and indirectly through a trust. For the nine months ended September 30, 2013 and 2012, the Company expensed approximately $312,000, each year, in lease payments to McDowell. Future minimum lease payments due under the amended lease totaled approximately $534,000 at September 30, 2013.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2013 and 2012, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2012. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to Q3 2013 and Q3 2012 mean the three months ended September 30, 2013 and the three months ended September 30, 2012, respectively. In addition, references to YTD 2013 and YTD 2012 mean the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

Overview of our business

We are a direct provider of government sponsored human services and a manager of not-for-profit organizations under contracts that deliver government sponsored social services. In addition, we broker and manage Medicaid funded non-emergency transportation services. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored services, increasing pressure on governments to control costs and increasing acceptance of privatized human services and managed care solutions, we have grown both organically and by making strategic acquisitions.

We are focused on driving organic and acquisitive growth, improving operating efficiencies, and developing performance management systems that will enhance and leverage our people and processes. Our core competencies include:

●	Enduring relationships with payers, clients and referral sources;

●	Geographic reach, breadth of services and experience;

●	Management of the transportation and human service needs of defined populations;

●	Management of provider networks and contract bidding infrastructure;

●	Managed care contracting experience; and

●	Technology platform development.

By enhancing and leveraging these core competencies, we believe we can benefit from emerging trends in healthcare such as healthcare reform, coordinated and integrated healthcare and continued outsourcing of transportation management.

We believe we are well positioned to benefit from healthcare reform legislation by offering our services to a growing population of individuals eligible to receive our services. However, there can be no assurances that programs under which we provide our services will receive continued or increased funding.

While we believe we are positioned to potentially benefit from trends that favor our in-home provision of human services, budgetary pressures still exist that could reduce funding for the services we provide. Medicaid budgets are fluid, and dramatic changes in the financing or structure of Medicaid could have a negative impact on our business.

As of September 30, 2013, we were providing human services directly to approximately 55,700 unique clients, and had approximately 16.0 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from approximately 390 locations in 43 states and the District of Columbia in the United States, and British Columbia and Alberta, Canada.

Critical accounting estimates and policies

As of September 30, 2013, there has been no change in our accounting policies or the underlying assumptions or methodologies used to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2012.

Results of operations

Segment reporting.    Our financial operating results are organized and reviewed by our chief operating decision maker as two reportable segments−Human Services (formerly our Social Services segment) and NET Services. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer as more fully described in our Form 10-K for the year ended December 31, 2012. During Q3 2013, the Company changed the name of its Social Services segment to Human Services. The name change was made as part of a rebranding effort to reflect the future vision of the Human Services business, and to fully better describe the broad spectrum of services it provides.

Consolidated Results. The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Human services	30.6%	30.0%	31.1%	32.9%
Non-emergency transportation services	69.4	70.0	68.9	67.1
Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Client service expense	27.8	26.2	27.0	28.1
Cost of non-emergency transportation services	64.0	65.4	63.5	63.6
General and administrative expense	4.0	4.3	4.3	4.7
Asset impairment charge	-	0.9	0.1	0.3
Depreciation and amortization	1.3	1.4	1.3	1.4
Total operating expenses	97.1	98.2	96.2	98.1

Operating income	2.9	1.8	3.8	1.9

Non-operating expense:
Interest expense (income), net	0.7	0.7	0.6	0.7
Loss on extinguishment of debt	0.2	-	0.1	-
Income before income taxes	2.0	1.1	3.1	1.2
Provision for income taxes	0.7	0.7	1.2	0.5
Net income	1.3%	0.4%	1.9%	0.7%

Overview of trends of our results of operations for YTD 2013

Our Human Services revenues for YTD 2013 as compared to YTD 2012 were unfavorably impacted primarily by the termination of, and changes to, certain management service agreements and waivers granted under the No Child Left Behind Act, or NCLB. In addition, revenue from our Canadian operations declined for YTD 2013 as compared to YTD 2012 due to the impact of a reorganization of the service delivery system in British Columbia and increased competition in this market, which began in early 2012. Partially offsetting decreases in these revenues for YTD 2013 as compared to YTD 2012 was the implementation of new programs in certain of our markets. Client service expenses also decreased from YTD 2012 to YTD 2013 by 0.7% or $1.5 million due to personnel and client expenses which were eliminated as a result of contract terminations and changes.

Our NET Services revenues for YTD 2013 as compared to YTD 2012 were favorably impacted by the expansion of business in our Georgia, Texas, New York and South Carolina markets, rate adjustments and continued expansion of our California ambulance commercial and managed care lines of business. The additional revenues from new business were partially offset by the transition of the Connecticut contract from a full risk to an administrative services only contract effective February 1, 2013 and the termination of our Wisconsin Medicaid contract effective July 31, 2013. The results of operations for YTD 2013 as compared to YTD 2012 included an increase in revenue of 6.0% due to new business, while the cost of transportation increased by 3.0% during this period, contributing to improved margins for the quarter. While we believe that changes in utilization of transportation services will continue to be a factor which may impact the results of our operations for the remainder of 2013, we expect continued positive revenue impact from new contracts implemented in 2012 and from negotiated rate adjustments in select programs.

We believe the industry trend away from the more expensive out-of-home service providers in favor of home and community based delivery systems like ours will continue. In addition, we believe that our effective, low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit social services organizations. We also believe that the movement toward continued outsourcing of healthcare related non-emergency transportation management by governmental agencies and managed care organizations is a positive trend for the Company. Further, we believe we are well positioned to benefit from emerging trends in healthcare, particularly the development of integrated models of healthcare delivery and financing, and increased focus on logistics management as an important factor in improving patient access to preventative and health management services.

Q3 2013 compared to Q3 2012

Revenues

Human services. Human services revenues are comprised of the following:

	(in thousands) Three months ended September 30,		Percent
	2013	2012	change
Home and community based services	$74,640	$72,259	3.3%
Foster care services	9,282	8,394	10.6%
Management fees	780	3,297	-76.3%
Total human services revenues	$84,702	$83,950	0.9%

Home and community based services. Our new workforce development program in Wisconsin, as well as an increase in school based revenues due to schools starting earlier in 2013 as compared to 2012, resulted in increased revenues for Q3 2013 as compared to Q3 2012. These increases were partially offset by the impact of certain other contract losses and changes in program requirements in Florida.

Foster care services. Our foster care services revenues increased during Q3 2013 from Q3 2012 primarily as a result of expanding services into rural areas in Tennessee, which began in the second half of 2012.

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements decreased due to the termination of, and changes to, certain management service agreements during 2013.

Non-emergency transportation services.

	(in thousands) Three months ended September 30,		Percent
	2013	2012	change
Non-emergency transportation services	$192,011	$196,335	-2.2%

The decrease in NET Services revenues was primarily due to:

●	the transition of the Connecticut “at-risk” contract to an administrative services only contract in February 2013, which resulted in a decrease in revenue; and

●	the elimination of both the State and Southeast Region Medicaid contracts in Wisconsin effective July 31, 2013.

The decreases above were partially offset by:

●	continued expansion of our California ambulance commercial and managed care lines of business;

●	expansion of the managed care population in our New York City administrative contract; and

●	positive rate adjustments in a number of our contracts.

A significant portion of NET Services revenues were generated under capitated contracts where we assumed the responsibility of meeting the transportation needs of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and variable expense structure of our NET Services segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continue to fluctuate on a quarterly basis.

Operating expenses

Human Services

Client service expense. Client service expense included the following for Q3 2013 and Q3 2012:

	(in thousands) Three months ended September 30,		Percent
	2013	2012	change
Payroll and related costs	$56,423	$55,031	2.5%
Purchased services	6,579	5,951	10.6%
Other operating expenses	13,761	12,260	12.2%
Stock compensation	118	220	-46.4%
Total client service expense	$76,881	$73,462	4.7%

Payroll and related costs. Our payroll and related costs increased during Q3 2013 from Q3 2012 primarily due to the increase of approximately $1.2 million in payroll and related costs for a workforce development contract in Wisconsin that began in 2013. The overall increase in payroll and related costs resulted in an increase in the ratio of payroll and related costs to revenues in our Human Services segment to 66.6% for Q3 2013 from 65.6% for Q3 2012.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia, Canada. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. In Q3 2013 we experienced an increase in costs for foster parent payments of approximately $210,000 and pharmacy payments of approximately $226,000 as compared to Q3 2012. Purchased services as a percentage of our Human Services segment revenues increased to 7.8% for Q3 2013 from 7.1% for Q3 2012.

Other operating expenses. Other operating expenses increased by approximately $234,000 for Q3 2013 as compared to Q3 2012 due to an increase in incurred but not reported automobile, general liability and workers’ compensation claims. Additionally, other operating expenses increased by approximately $626,000 for client related costs including client tuition, mileage and transportation, primarily related to new program expenses. Other increases in Q3 2013 compared to Q3 2012 included professional fees and temporary labor expenses. Other operating expenses, as a percentage of revenues of our Human Services segment, increased to 16.2% for Q3 2013 from 14.6% for Q3 2012.

Stock-based compensation. Stock-based compensation expense was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to key employees under our 2006 Long-Term Incentive Plan, or 2006 Plan, which was approximately $100,000 and $200,000 for Q3 2013 and Q3 2012, respectively. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

NET Services

Cost of non-emergency transportation services. Cost of non-emergency transportation services expense included the following for Q3 2013 and Q3 2012:

	(in thousands) Three months ended September 30,		Percent
	2013	2012	Change
Payroll and related costs	$23,383	$20,241	15.5%
Purchased services	147,010	155,675	-5.6%
Other operating expenses	6,435	6,967	-7.6%
Stock compensation	221	365	-39.5%
Total cost of non-emergency transportation services	$177,049	$183,248	-3.4%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for Q3 2013 as compared to Q3 2012 was due to additional staff hired for new managed care contracts nationwide, the last phase of expansion in our New York City Medicaid contract and for the expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 12.2% for Q3 2013 from 10.3% for Q3 2012 as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as the increase in administrative services only contracts, which resulted in higher payroll and related costs as a percentage of their revenue.

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. During the past year we have transitioned our Connecticut “at risk” contract to an “administrative services” only contract, thus eliminating our responsibility for paying transportation providers for services. This resulted in a decrease in purchased transportation costs for Q3 2013 as compared to Q3 2012.  As a percentage of NET Services revenue, purchased services decreased to approximately 76.6% for Q3 2013 from 79.3% for Q3 2012.

Other operating expenses. Other operating expenses decreased for Q3 2013 as compared to Q3 2012 due primarily to decreased telecommunication expenses as well as lower loss reserves for our captive insurance company, which were partially offset by increased software maintenance and contract consulting fees. Other operating expenses as a percentage of NET Services revenues decreased to 3.4% for Q3 2013 from 3.6% for Q3 2012.

Stock-based compensation. Stock-based compensation expense was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment under our 2006 Plan which was approximately $200,000 and $349,000 for Q3 2013 and Q3 2012, respectively. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer and a key employee.

General and administrative expense.

(in thousands) Three months ended September 30,		Percent
2013	2012	change
$11,082	$12,069	-8.2%

The decrease in administrative expenses for Q3 2013 as compared to Q3 2012 was primarily a result of a decrease in payroll and related costs of approximately $1.5 million, which was mainly attributable to changes in management service agreements, partially offset by an increase of approximately $554,000 in facility costs. General and administrative expense, as a percentage of revenue, decreased to 4.0% for Q3 2013 from 4.3% for Q3 2012.

Asset impairment charge.

         During Q3 2012, our foreign wholly-owned subsidiary WCG International Ltd., or WCG, experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it enjoyed prior to the reorganization. Based on these factors, we initiated an analysis of the fair value of goodwill and other intangible assets and determined that customer relationships which comprise other intangible assets were impaired. Based on this determination, we recorded a non-cash charge of approximately $2.5 million during Q3 2012 to reduce the carrying value of customer relationship intangible assets based on their estimated fair values.

Depreciation and amortization.

(in thousands) Three months ended September 30,		Percent
2013	2012	change
$3,725	$4,018	-7.3%

As a percentage of revenues, depreciation and amortization was approximately 1.3% for Q3 2013 and 1.4% for Q3 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $123.5 million at September 30, 2013, from $140.5 million at September 30, 2012, which was a significant factor contributing to the decrease in our interest expense for Q3 2013 as compared to Q3 2012.

Loss on extinguishment of debt. Loss on extinguishment of debt of approximately $525,000 for Q3 2013 resulted from the write-off of deferred financing fees related to our credit facility that was repaid in full in August 2013 with proceeds from our amended and restated credit facility. We accounted for the unamortized deferred financing fees related to the previous credit facility under ASC 470-50 – Debt Modifications and Extinguishments. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis and recorded a charge accordingly.

Interest income. Interest income for Q3 2013 and Q3 2012 was approximately $40,000 and $25,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

           Our effective tax rate for Q3 2013 and Q3 2012 was 36.7% and 61.1%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q3 2013 and Q3 2012 due primarily to state taxes and non-deductible stock option expense. The Q3 2013 effective tax rate was favorably impacted by disqualifying dispositions of incentive stock options, whereas the Q3 2012 effective tax rate was unfavorably impacted by lower projected income before income taxes, which was primarily due to the $2.5 million intangible impairment charge recorded during the quarter.

      EBITDA and Adjusted EBITDA

After adjusting for the items noted in the table below, Adjusted EBITDA was $11.7 million for Q3 2013 as compared to $11.5 million for Q3 2012.

EBITDA and Adjusted EBITDA are non-GAAP measurements. We utilize these non-GAAP measurements as a means to measure overall operating performance and to better compare current operating results with other companies within our industry. Details of the excluded items and a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measure are presented in the table below. The non-GAAP measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because we believe it provides meaningful comparisons of the results of our operations for the periods presented. The non-GAAP measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by some other companies.

	(in thousands) Three months ended September 30,
	2013	2012

Net income	$3,527	$1,158

Interest expense, net	1,876	1,965
Provision for income taxes	2,048	1,859
Depreciation and amortization	3,725	4,018

EBITDA	11,176	9,000

Asset impairment charge	-	2,506
Loss on extinguishment of debt	525	-
Strategic alternatives costs (a)	-	2

Adjusted EBITDA	$11,701	$11,508

______________

a)

Represents costs incurred related to our review of strategic alternatives arising from unsolicited proposals to take our company private. We terminated this review in June 2012 upon determining that a continued focus on our operations was the best alternative to maximize shareholder value.

YTD 2013 compared to YTD 2012

Revenues

Human services. Human services revenues are comprised of the following:

	(in thousands) Nine months ended September 30,		Percent
	2013	2012	change
Home and community based services	$228,449	$235,007	-2.8%
Foster care services	26,777	25,113	6.6%
Management fees	7,583	9,406	-19.4%
Total human services revenues	$262,809	$269,526	-2.5%

Home and community based services. Contract terminations in Florida and Canada, as well as the impact of waivers granted under the NCLB, led to a decrease in home and community based services revenues for YTD 2013 as compared to YTD 2012. The decrease in revenue was partially offset by our new workforce development program in Wisconsin that began during YTD 2013.

Foster care services. Our foster care services revenues increased during YTD 2013 from YTD 2012 primarily as a result of expanding services into rural areas in Tennessee and increases in intakes in Illinois. This increase, however, was partially offset by a decrease in foster care services provided in Arizona, Oregon and Nevada due to reduced payer authorizations for these services.

Management fees. The termination of, and changes to, certain management service agreements resulted in decreased management fees during YTD 2013 as compared to YTD 2012.

Non-emergency transportation services.

	(in thousands) Nine months ended September 30,		Percent
	2013	2012	change
Non-emergency transportation services	$583,028	$549,844	6.0%

NET Services revenues were favorably impacted by the following:

●	the award of two additional regions in South Carolina in February 2012;

●	the award of two additional regions in Georgia in April and July 2012;

●	the completed multi-phased implementation of the New York City administrative services contract which began in May 2012 and was completed in the first quarter of 2013;

●	continued expansion of our California ambulance commercial and managed care lines of business; and

●	rate adjustments matching historical utilization in a number of our contracts, as well as new rates for several renewed and awarded contracts.

The factors noted above were partially offset by the elimination and transition of the Connecticut “at-risk” contract to a new “administrative services only” contract implemented in February 2013, which resulted in a decrease in revenue, as well as the elimination of both the State and Southeast Region Medicaid contracts in Wisconsin.

Operating expenses

Human Services

Client service expense. Client service expense included the following for YTD 2013 and YTD 2012:

	(in thousands) Nine months ended September 30,		Percent
	2013	2012	change
Payroll and related costs	$170,124	$172,744	-1.5%
Purchased services	18,689	20,261	-7.8%
Other operating expenses	39,361	36,515	7.8%
Stock compensation	521	680	-23.4%
Total client service expense	$228,695	$230,200	-0.7%

Payroll and related costs. Our payroll and related costs decreased during YTD 2013 from YTD 2012 primarily due to net decreases in payroll in Florida and Canada, as well as in our nationwide tutoring business, in the aggregate amount of approximately $5.8 million, which was principally the result of contract terminations and the impact of waivers granted under the NCLB. This decrease was partially offset by an increase of approximately $3.6 million in payroll and related costs for a workforce development contract in Wisconsin that began in 2013. Payroll and related costs as a percentage of revenue of our Human Services segment were 64.7% for YTD 2013 and 64.1% for YTD 2012.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia, Canada. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. In YTD 2013 we experienced decreased costs resulting from contract terminations in Canada of approximately $1.6 million as compared to YTD 2012. Purchased services, as a percentage of our Human Services segment revenues decreased to 7.1% for YTD 2013 from 7.5% for YTD 2012 due to the impact of decreased workforce development costs in Canada relative to the level of revenue from this market.

Other operating expenses. Other operating expenses increased by approximately $897,000 for YTD 2013 as compared to YTD 2012 due to an increase in incurred but not reported automobile, general liability and workers’ compensation claims. Additionally, other operating expenses increased by approximately $933,000 for client related costs including client mileage and transportation, primarily related to new program expenses. Other operating expenses, as a percentage of revenue of our Human Services segment, increased to 15.0% for YTD 2013 from 13.6% for YTD 2012.

Stock-based compensation. Stock-based compensation expense was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to key employees under our 2006 Plan which was approximately $464,000 and $598,000 for YTD 2013 and YTD 2012, respectively. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

NET Services

Cost of non-emergency transportation services. Cost of non-emergency transportation services expense included the following for YTD 2013 and YTD 2012:

	(in thousands) Nine months ended September 30,		Percent
	2013	2012	Change
Payroll and related costs	$69,350	$57,614	20.4%
Purchased services	447,197	444,139	0.7%
Other operating expenses	19,254	17,991	7.0%
Stock compensation	863	1,122	-23.1%
Total cost of non-emergency transportation services	$536,664	$520,866	3.0%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for YTD 2013 as compared to YTD 2012 was due to additional staff hired for new contracts and contract expansions in Georgia, Texas, South Carolina and New York, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 11.9% for YTD 2013 from 10.5% for YTD 2012 as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as transitioning the Connecticut contract and various New York managed care contracts from full risk contracts to administrative services only contracts, which resulted in higher payroll and related costs as a percentage of their revenue.

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. Since the beginning of 2012, we have expanded our current business in Georgia, Texas, South Carolina, California and Wisconsin (which was terminated on July 31, 2013). These additions resulted in an increase in purchased transportation costs for YTD 2013 as compared to YTD 2012.  As a percentage of NET Services revenue, purchased services decreased to approximately 76.7% for YTD 2013 from 80.8% for YTD 2012. This decrease was partly due to the transition to and implementation of two administrative services only contracts whereby we are only responsible for the authorization process, not the payment to transportation providers.

Other operating expenses. Other operating expenses increased for YTD 2013 as compared to YTD 2012 due primarily to increased telecommunication expenses to support new contracts, bad debt expense associated with our expanded commercial California business and overall administrative expenses in various expanded markets. Other operating expenses as a percentage of NET Services revenues remained constant at 3.3% for YTD 2013 and YTD 2012.

Stock-based compensation. Stock-based compensation expense was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment under our 2006 Plan which was approximately $797,000 and $1.1 million for YTD 2013 and YTD 2012, respectively. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer and a key employee.

General and administrative expense.

(in thousands) Nine months ended September 30,		Percent
2013	2012	change
$36,265	$38,599	-6.0%

The decrease in administrative expenses for YTD 2013 as compared to YTD 2012 was primarily a result of a decrease in payroll and related costs of approximately $1.8 million, which was mainly attributable to changes in management service agreements, a decrease in stock compensation expense of approximately $1.0 million and a decrease in other miscellaneous expenses. These items were partially offset by an increase in facilities costs of approximately $985,000 related to our growth and the opening of new operating locations. General and administrative expense, as a percentage of revenue, decreased to 4.3% for YTD 2013 from 4.7% for YTD 2012 primarily due to the decreases in general and administrative expenses discussed above as well as a total revenue increase of approximately 3.2% that did not significantly impact general and administrative expenses.

Asset impairment charge.

(in thousands) Nine months ended September 30,		Percent
2013	2012	change
$492	$2,506	-80.4%

During the second quarter of 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C., or Rio, our wholly-owned subsidiary, were notified of the termination of funding for some or all of their services. We expect that, due to this change in funding, the not-for-profit entities Rio serves will not be able to maintain the level of business they historically experienced, which is expected to result in the decrease or elimination of services provided by Rio. Based on these factors, in connection with preparing the financial statements included in this report, we initiated an analysis of the fair value of goodwill and determined that goodwill related to Rio was impaired. Based on this determination, as of June 30, 2013, we recorded a non-cash charge of approximately $492,000 to reduce the carrying value of the related goodwill to zero.

During YTD 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it enjoyed prior to the reorganization. The impact of this system reorganization was not fully realized until the conclusion of the transition to the new system in Q3 2012 and contributed to a decrease in the financial results of operations of WCG for YTD 2012. Based on these factors, we initiated an analysis of the fair value of goodwill and other intangible assets and determined that customer relationships which comprise other intangible assets were impaired. Based on this determination, we recorded a non-cash charge of approximately $2.5 million to reduce the carrying value of customer relationship intangible assets based on their estimated fair values.

Depreciation and amortization.

(in thousands) Nine months ended September 30,		Percent
2013	2012	change
$11,188	$11,254	-0.6%

As a percentage of revenues, depreciation and amortization was approximately 1.3% and 1.4% for YTD 2013 and YTD 2012, respectively.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $123.5 million at September 30, 2013, from $140.5 million at September 30, 2012, which was a significant factor contributing to the decrease in our interest expense for YTD 2013 as compared to YTD 2012.

Loss on extinguishment of debt. Loss on extinguishment of debt of approximately $525,000 for YTD 2013 resulted from the write-off of deferred financing fees related to our credit facility that was repaid in full in August 2013 with proceeds of our amended and restated credit facility. We accounted for the unamortized deferred financing fees related to the previous credit facility under ASC 470-50 – Debt Modifications and Extinguishments. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis and recorded a charge accordingly.

Interest income. Interest income for YTD 2013 and YTD 2012 was approximately $92,000 and $109,000, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

           Our effective tax rate for YTD 2013 and YTD 2012 was 39.8% and 45.2%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for YTD 2013 and YTD 2012 due primarily to state taxes as well as non-deductible stock option expense. The YTD 2013 effective tax rate was favorably impacted by disqualifying dispositions of incentive stock options and the YTD 2012 rate was also favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition. The YTD 2012 effective tax rate was unfavorably impacted by lower projected income before income taxes, which was primarily due to the $2.5 million intangible impairment charge recorded in Q3 2012.

     EBITDA and Adjusted EBITDA

After adjusting for the items noted in the table below, Adjusted EBITDA was $44.2 million for YTD 2013 as compared to $30.3 million for YTD 2012.

EBITDA and Adjusted EBITDA are non-GAAP measurements. We utilize these non-GAAP measurements as a means to measure overall operating performance and to better compare current operating results with other companies within our industry. Details of the excluded items and a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measure are presented in the table below. The non-GAAP measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because we believe it provides meaningful comparisons of the results of our operations for the periods presented. The non-GAAP measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by some other companies.

	(in thousands) Nine months ended September 30,
	2013	2012

Net income	$16,081	$5,617

Interest expense, net	5,315	5,697
Provision for income taxes	10,612	4,631
Depreciation and amortization	11,188	11,254

EBITDA	43,196	27,199

Asset impairment charge	492	2,506
Loss on extinguishment of debt	525	-
Strategic alternatives costs (a)	-	593

Adjusted EBITDA	$44,213	$30,298

______________

a)

        Represents costs incurred related to our review of strategic alternatives arising from unsolicited proposals to take our company private. We terminated this review in June 2012 upon determining that a continued focus on our operations was the best alternative to maximize shareholder value.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. In our Human Services segment, lower client demand for our home and community based services during the holiday and summer seasons generally results in lower revenue during those periods; however, our expenses related to the Human Services segment do not vary significantly with these changes. As a result, our Human Services segment experiences lower operating margins during the holiday and summer seasons. Our NET Services segment also experiences fluctuations in demand for our non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a fixed revenue stream based on a per member per month based structure, our NET Services segment normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services and non-emergency transportation services. As we enter new markets, we could be subject to additional seasonal variations along with any competitive response by other human services and transportation providers.

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our segments, and the amended revolving and term loan credit facility entered into on August 2, 2013.

Sources of cash for YTD 2013 were primarily from operations. Our balance of cash and cash equivalents was approximately $91.1 million at September 30, 2013 and $55.9 million at December 31, 2012. Approximately $4.7 million of cash was held by WCG at September 30, 2013 that is not available to fund domestic operations unless the funds are repatriated. We had restricted cash of approximately $18.0 million and $12.7 million at September 30, 2013 and December 31, 2012, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At September 30, 2013 and December 31, 2012, our total interest-bearing debt was $123.5 million and $130.0 million, respectively.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $45.7 million for YTD 2013. These cash flows included net income of approximately $16.1 million, and net non-cash items including depreciation, amortization, amortization of deferred financing costs, loss on extinguishment of debt, provision for doubtful accounts, stock-based compensation, deferred income taxes, asset impairment charge and other items of approximately $18.7 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●	approximately $6.0 million related to the increase in prepaid expenses and other, primarily due to payments made for insurance and income taxes; and

●

approximately $15.7 million due to the increase in accounts payable and accrued expenses primarily attributable to the timing of payments related to non-emergency transportation contract reimbursements.

Investing activities. Net cash used in investing activities totaled approximately $11.5 million for YTD 2013. Approximately $5.0 million of this amount related to an increase in restricted cash, which was primarily due to the annual insurance policy renewals and the opening of a trust account for our wholly-owned captive insurance subsidiary. Additionally, approximately $6.4 million was used to purchase property and equipment to support the growth of our operations.

Financing activities. Net cash provided by financing activities totaled approximately $1.2 million for YTD 2013. We entered into a $60.0 million term loan and borrowed $16.0 million from our revolving credit facility, under the amended and restated credit facility entered into in August 2013. Additionally, we repaid approximately $82.5 million of long-term debt during this period. We also paid financing fees associated with the refinancing of our long-term debt, of which approximately $254,000 were expensed and approximately $1.8 million were deferred and are being amortized over the life of the credit facility. Cash provided by financing activities also included $9.2 million of cash received from employee stock option exercises.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of WCG for YTD 2013 was a decrease to cash of approximately $141,000.

Obligations and commitments

Convertible senior subordinated notes. On November 13, 2007, we issued the Notes under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of Charter LCI Corporation, including its subsidiaries, (collectively referred to as Logisticare) in December 2007. The proceeds of $70.0 million were used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility described below.

We pay interest at a rate of 6.5% per annum on the Notes in cash semiannually in arrears on May 15 and November 15 of each year. The Notes will mature on May 15, 2014.

As of September 30, 2013, we have repurchased approximately $22.5 million principal amount of the Notes with cash.

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

Amended and Restated Credit Agreement   The Credit Agreement discussed above was replaced with an amended and restated credit agreement. On August 2, 2013, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Amended and Restated Credit Agreement provides us with a senior secured credit facility, or the New Senior Credit Facility, in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. There is an option to increase the amount of the term loan facility and/or the revolving credit facility by an aggregate amount of up to $75.0 million, as described below. The New Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On August 2, 2013, we borrowed the entire amount available under the term loan facility and $16.0 million under our revolving credit facility and used the proceeds thereof to refinance certain of our existing indebtedness. Prospectively, the proceeds of the New Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Notes; and (iv) other general corporate purposes.

Under the New Senior Credit Facility we have an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Amended and Restated Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the New Senior Credit Facility.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 1.75% to 2.50% in the case of LIBOR loans and 0.75% to 1.50% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to our term loan at September 30, 2013 was 2.43%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 1.75% to 2.50%, respectively, in each case, based on our consolidated leverage ratio.

The term loan facility under the New Senior Credit Facility is subject to quarterly amortization payments, commencing on December 31, 2014, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 5.0% between December 31, 2014 and September 30, 2015, 7.5% between December 31, 2015 and September 30, 2016, 10.0% between December 31, 2016 and September 30, 2017, 11.25% between December 31, 2017 and June 30, 2018 and the remaining balance at maturity. The New Senior Credit Facility also requires us (subject to certain exceptions as set forth in the Amended and Restated Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of September 30, 2013.

$16.0 million of borrowings were outstanding under the revolving credit facility as of September 30, 2013. $25.0 million of the revolving credit facility is available to collateralize certain letters of credit. As of September 30, 2013, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At September 30, 2013, our available credit under the revolving credit facility was $142.3 million.

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

We incurred fees of approximately $2.1 million to refinance our long-term debt. We have accounted for fees related to the refinancing of our long-term debt, as well as unamortized deferred financing fees related to the Senior Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, we evaluated the accounting for financing fees on a lender by lender basis. Of the total amount of deferred financing fees related to the Senior Credit Facility, approximately $849,000 will continue to be deferred and amortized and approximately $525,000 was expensed in the quarter ending September 30, 2013. Of the $2.1 million of fees incurred to refinance the long-term debt, approximately $1.8 million will be deferred and amortized and approximately $254,000 was expensed in the quarter ending September 30, 2013.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. As of September 30, 2013, there were six participants in the Deferred Compensation Plan. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services segment. Benefits are paid from our general assets under this plan. As of September 30, 2013, 25 highly compensated employees participated in this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At September 30, 2013, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was approximately $184,000, $2.3 million and $8.0 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2013 was approximately $3.9 million. Further, SPCIC had restricted cash of approximately $16.1 million and $10.7 million at September 30, 2013 and December 31, 2012, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

           Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado.  While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to those policies. The cumulative reserve for expected losses of this reinsurance program at September 30, 2013 was approximately $2.6 million.

Health Insurance

           We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $1.8 million and $2.1 million as of September 30, 2013 and December 31, 2012, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 effective January 1, 2013. The adoption of ASU 2013-02 did not have an effect on our consolidated financial statements.

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

Interest rate and market risk

As of September 30, 2013, we had borrowings under our term loan of $60.0 million and borrowings under our revolving line of credit of $16.0 million. Borrowings under the Amended and Restated Credit Agreement accrue interest at LIBOR plus 2.25% per annum as of September 30, 2013. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.4 million over the remaining term of the Amended and Restated Credit Agreement, which matures in 2018.

We have convertible senior subordinated notes of approximately $47.5 million outstanding at September 30, 2013 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Concentration of credit risk

We provide government sponsored human services and non-emergency transportation services to individuals and families pursuant to approximately 560 contracts as of September 30, 2013. Contracts we enter into with governmental agencies and with other entities that contract with governmental agencies accounted for approximately 80% and 81% of our revenue for the nine months ended September 30, 2013 and 2012, respectively. The related contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for our services or changes in methods or regulations governing payments for our services could materially adversely affect our revenue and profitability. For the nine months ended September 30, 2013, we conducted a portion of our operations in Canada through WCG. At September 30, 2013, approximately $8.6 million, or 5.9%, of our net assets were located in Canada. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: (i) economic downturns; (ii) changes in or interpretations of local law, governmental policy or regulation; (iii) restrictions on the transfer of funds into or out of the country; (iv) varying tax systems; (v) delays from doing business with governmental agencies; (vi) nationalization of foreign assets; and (vii) government protectionism. We intend to continue to evaluate opportunities to establish additional operations in Canada. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 4.      Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2013) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2013.

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

PART II—OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

          Our existing debt agreement restricts the payment of dividends by the Company.

Item 6.       Exhibits.

Exhibit Number	Description

10.1(1)

Amended and Restated Credit and Guaranty Agreement dated as of August 2, 2013 among The Providence Service Corporation, Bank of America, N.A. SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc.

10.2(2)	Amended and Restated Pledge Agreement dated as of August 2, 2013 by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.
10.3(3)	Amended and Restated Security Agreement, dated as of August 2, 2013, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.
10.4(4)	Employment Agreement dated September 13, 2013 between The Providence Service Corporation and Robert E. Wilson.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
____________

(1)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.
(2)	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.
(3)	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 8, 2013	By:	/s/ Warren S. Rustand
Warren S. Rustand Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Robert E. Wilson
Robert E. Wilson Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)

Amended and Restated Credit and Guaranty Agreement dated as of August 2, 2013 among The Providence Service Corporation, Bank of America, N.A. SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc.

10.2(1)	Amended and Restated Pledge Agreement dated as of August 2, 2013 by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

10.3(1)	Amended and Restated Security Agreement, dated as of August 2, 2013, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

10.4(2)	Employment Agreement dated September 13, 2013 between The Providence Service Corporation and Robert E. Wilson.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

____________

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.
(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.