Form 10-K
period 2013-12-31
PROVIDENCE SERVICE CORP
filed 2014-03-14
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was $317.2 million.

As of March 11, 2014, there were outstanding 13,556,906 shares (excluding treasury shares of 959,803 of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

All or a portion of items 10 through 14 in Part III of this Form 10-K are incorporated by reference to our definitive proxy statement on Schedule 14A for our 2014 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2014, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

PART I

Item 1.      Business.

Background

The Providence Service Corporation (“Providence”, the “Company”, “we”, or “us”) provides and manages government sponsored human services and non-emergency transportation services. With respect to our human services, our counselors, social workers and behavioral health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The state and local government agencies that fund the human services we provide are required by law to provide counseling, case management, foster care and other support services to eligible individuals and families. We provide human services primarily in the client’s home or community, reducing the cost to the government of such services while affording the client a better quality of life. With respect to our non-emergency transportation services, we manage transportation networks and arrange for client transportation to health care related facilities and services for state or regional Medicaid agencies, managed care organizations (“MCOs”) and commercial insurers.

Our human services revenue is derived from our provider contracts with state and local government agencies and government intermediaries, HMOs, and commercial insurers, and our management contracts with not-for-profit social services organizations. The government entities that pay for our human services include welfare, child welfare and justice departments, public schools and state Medicaid programs. We are paid on a fee-for-service basis for the majority of our human services provider contracts. For the remainder of our human services provider contracts, we are paid on a fixed-fee or a cost reimbursement, plus allowable margins, basis to provide agreed upon services. For contracts where we provide operations management services of not-for-profit social services organizations, we receive management fees based on a percentage of revenues of the managed entity, or a fixed fee.

We contract with either state or regional Medicaid agencies, local governments, or private managed care organizations to provide management services for non-emergency transportation. Most of our contracts for non-emergency transportation management services are capitated, where our compensation is based on a per member per month payment for each eligible member. For the majority of our contracts we do not direct bill our payers for non-emergency transportation services, as our revenue is based on covered lives.

The Company was formed as a Delaware corporation in 1996. At that time, most government human services were delivered directly by governments in institutional settings such as psychiatric hospitals, residential treatment centers or group homes. We recognized that the human services we provide could be delivered more economically and effectively in a home or community based setting, rather than an institutional setting. Additionally, we anticipated that payers would increasingly seek to privatize the provision of these human services in order to reduce costs and provide quality human services to an increasing number of recipients. Based on this outlook, we developed a system for delivering these services that is less costly and, we believe, more effective than the traditional human services delivery system.

We have made, and anticipate that we will continue making, strategic acquisitions as part of our growth strategy. During our first year of operations, we acquired Parents and Children Together, Inc. (now known as Providence of Arizona, Inc.) and Family Preservation Services, Inc., which provided the foundation upon which our business was built. From 2002 to 2008 we completed 22 acquisitions which we believe broadened our home based and foster care platform, expanded our reach into many new states, enhanced our workforce development services and presented opportunities for us to offer home and community based and foster care services in Canada. We expanded our continuum of services to include the management of non-emergency transportation services in 2007 with the acquisition of LogistiCare Solutions, LLC. On June 1, 2011, we acquired all of the equity interest of The ReDCo Group, Inc., (“ReDCo”). ReDCo is a Pennsylvania corporation that provides home and community based services. During 2012 and 2013 we completed a few small acquisitions expanding our presence in North Carolina for home and community based services. In 2014 and future years, we intend to continue to review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer prospects for growth.

Since our inception, we have grown from 1,333 human service clients served to 56,320 human service clients as of December 31, 2013. Additionally, individuals eligible to receive services under our non-emergency transportation services contracts have grown from approximately 7.2 million as of December 31, 2007 to 15.8 million as of December 31, 2013. We operate from an aggregate of approximately 382 locations in 43 states, the District of Columbia, and 3 provinces in Canada as of December 31, 2013.

Historically, we have relied exclusively on decentralized field offices to drive growth initiatives and independently manage business development activities. This approach has served us well by supporting steady and consistent organic growth at a local level. As our industry continues to rapidly change, we see an opportunity to coordinate our efforts globally to pursue potential acquisitive and organic growth in our businesses by focusing on improving operating efficiencies and developing performance management systems designed to enhance and leverage our core competencies. Some of our core competencies include our enduring customer relationships, geographic reach, breadth of services and experience, management of populations that consist primarily of covered lives and provider networks, contract bidding infrastructure, managed care contracting experience and technology platform development. By enhancing and leveraging our core competencies, we believe we can benefit from emerging trends in healthcare such as healthcare reform and integrated healthcare, which includes providing services to individuals who are eligible for both Medicaid and Medicare benefits. Further, by managing more populations eligible to receive our services, and outsourcing transportation management, we believe we can reduce the cost of care.

Financial information about our segments

We operate in two segments, Human Services (formerly known as the Social Services segment) and Non-Emergency Transportation Services (“NET Services”). During the third quarter of 2013, we changed the name of the Social Services segment to Human Services to better describe the broad spectrum of services it provides and to reflect the future strategy of the business. Financial information about segments and geographic areas, including revenues, net income and long-lived assets of each segment and from domestic and foreign operations for the Company as a whole is included in Note 8 of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference. Additionally, see Item 1A, Risk Factors, for a discussion of risks related to our foreign operations.

Business description

NET Services

Services offered. We are the preferred provider of non-emergency transportation management servicing clients under 83 contracts in 40 states and the District of Columbia. We provide responsive and innovative solutions for a healthcare recipient’s covered transportation requirements through centralized call processing, development and management of transportation networks through the use of proprietary technologies. Our current payers include state Medicaid programs, local government agencies, hospital systems and MCOs providing Medicare, Medicaid and commercial products. For 2013, 2012 and 2011, our NET services accounted for 68.6%, 67.9% and 61.7%, respectively, of our consolidated revenue.

We provide services to a wide variety of people with varying needs. Our clients are primarily state Medicaid agencies and managed care organizations. Non-emergency transportation services are provided to eligible members, as defined by our clients, most of whom may include individuals with limited mobility, people with limited means of transportation and people with disabilities that prevent them from using conventional methods of transportation. The majority of our programs provide non-emergency transportation services to Medicaid members. Utilization rates and vehicle requirements differ depending on the individual’s condition, the location of the individual relative to the final destination, and other available transportation systems. We also provide transportation services to school children, including special needs students who are physically fragile, or mentally ill children who cannot commute to school via traditional mainstream transportation, or need to be taken out of school for therapy.

As a transportation logistics manager, we match transportation services with the recipient’s needs. We employ a proprietary information technology platform and operational processes to manage the transportation services through a contracted network of transportation providers. As such, we typically do not provide direct transportation to end users. Rather, to fulfill requests under our contracts, we contract with local transportation providers, such as operators of multi-passenger and wheelchair equipped vans, taxi companies and ambulance companies. We receive transportation requests from members or their representatives, such as social workers, and arrange for the least costly and most effective transportation. We process transportation requests at one of our 20 regional reservation centers and assign appropriate local transportation providers. These decisions are aided by our proprietary logistics software. After we assign an appropriate transportation provider to the member we carefully monitor the transportation service provided to ensure that the transport was completed before we pay the transportation vendor. We do not normally pay for services if the member does not show up for transport, or if the transport is not completed. A majority of the requests for transportation are standing orders, mostly for patients who require frequent, recurring services such as dialysis treatment. Most transportation requests are required to be scheduled with 48 to 72 hour advance notice, with a small number of requests scheduled on the same day, such as with hospital discharges.

We contract with larger transportation companies as well as a number of diverse, small, local companies in order to provide superior coverage in both urban and rural areas. As part of this comprehensive provider network management we provide access to third party screening and credentialing of drivers and transportation companies, provide program rule orientation, and monitor performance on an ongoing basis through field audits, performance reporting and other reviews. We use multiple transportation providers in each state, with an average provider fleet size of less than 10 vehicles. To ensure compliance and safety quality standards for all transportation providers, we perform a credentialing process for all of our network transportation providers who must meet minimum standards set by us and our payers. These standards include: (i) successful completion of criminal and driving record checks; (ii) required drug testing; (iii) required driver and program training on such things as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, defensive driving, patient sensitivity, cultural diversity and first aid; (iv) both scheduled and random inspections of provider owned and/or leased vehicles and communication systems; and (v) insurance coverage that complies with contractual statutory requirements. Our contracts with transportation providers are on a per completed trip basis and do not contain volume guarantees. They can be cancelled without cause with 60 days’ notice.

Revenue and payers. We contract primarily with state and local government entities and managed care organizations. Approximately 78.9% of our non-emergency transportation services revenue in 2013 was generated under capitated contracts where we assume the responsibility of meeting the covered transportation requirements of a specific geographic population. These contracts are generally structured with per member, per month rates based on a defined scope of work and population to be served. Typical state payer contracts are for three to five years with renewal options and range in size from approximately $2 million to $118 million annually. Approximately 6.8% of our non-emergency transportation services revenue is derived from fee-for-service contracts and approximately 9.6% is derived from flat fee contracts.

We generate a significant portion of our revenue from a few payers. We derived approximately 15.3%, 15.2% and 17.9% of our non-emergency transportation services revenue from our contract with the State of New Jersey for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, we derived approximately 9.2%, 9.6% and 12.7% of our non-emergency transportation services revenue from our contract with the State of Virginia’s Department of Medical Assistance Services for the years ended December 31, 2013, 2012 and 2011, respectively. Our next three largest payers in the aggregate comprised approximately 19.2%, 18.4% and 18.6% of our non-emergency transportation services revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Our contracted per member, per month fee is predicated on actual historical transportation data for a defined population and geographical region, future assumptions on key cost and program drivers, actuarial analysis performed in-house as well as by third party actuarial firms and actuarial analysis provided by our payers. Our contract pricing is regularly reevaluated and may be reset based on actual experience under the contract, with adjustments for membership fluctuations and inflation factors such as cost of labor, fuel, insurance and utilization increases and decreases stemming from program re-designs.

Seasonality. The quarterly operating income and cash flows of our NET Services segment normally fluctuate as a result of seasonal variations in the business, principally due to lower client demand for non-emergency transportation services during the holiday and winter seasons. Due to the fixed revenue stream and variable expense base structure of our NET Services operating segment, expenses vary with these changes and, as a result, such expenses fluctuate on a quarterly basis. We expect quarterly fluctuations in operating income and cash flows to continue as a result of the seasonal demand for non-emergency transportation services.

Competition. We compete with a variety of organizations that provide similar non-emergency transportation services to Medicaid eligible beneficiaries in local markets such as American Medical Response, Coordinated Transportation Solutions, Inc., First Transit, Inc., Medical Transportation Management Inc., MV Transportation, Inc., and Southeast Trans., as well as a host of local/regional transportation providers. Most local competitors may seek to win contracts for specific counties or small geographic territories whereas we and the larger competitors listed above seek to win contracts for an entire state or large regional area. Historically, we have been successful in competitively bidding our non-emergency transportation management services for state-wide or other large Medicaid population programs, as well as specialized non-emergency transportation benefits often offered to populations covered by managed care organizations. We compete based on our technical expertise and experience, which is delivered in a high service, competitive price environment, although we are not necessarily the lowest priced management service provider in many instances. We have experienced, and expect to continue to experience, competition from new entrants into our markets that may be willing to provide services at a lower cost. Regardless of how well we perform under our contracts (based on service or cost), we face competitive rebid situations from time to time. Increased competitive pressure could result in pricing pressures, loss of or failure to gain market share or loss of payers, any of which could harm our business.

Business development. With respect to our non-emergency transportation services sales and marketing strategy, we focus on providing information to key legislators and agency officials. We pursue potential opportunities through various methods including engaging lobbyists to assist in tracking legislation and funding that may impact non-emergency transportation programs, and monitoring state websites for upcoming requests for proposals. In addition, we generate new business leads through trade shows and conferences, referrals, the Internet and direct marketing. The sales cycle usually takes between 6 to 24 months and there are various decision makers who provide input into the decision to outsource. By providing valuable information to key legislators and agency officials and creating a strong presence in the regions we serve, we are able to solidify the chance of renewal when contract terms expire. Additional payers are targeted within existing states in order to leverage pre-existing provider networks, technology, office and human resources investments. Furthermore, we target key commercial accounts which we define as accounts that are growing and located in multiple geographic areas.

In many of the states where we have regional contracts, we seek to expand to include additional regions in these states and in contiguous states. All decisions about which RFPs to consider are centralized and selectively targeted based on our goals and service capabilities. Medicaid non-emergency transportation contracts with state agencies and larger Medicaid MCOs represent the largest source of our non-emergency transportation revenue.

Human Services

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

•	Substance abuse treatment services. Our substance abuse treatment counselors provide services in the office, home and counseling centers designed especially for clients with drug or alcohol abuse problems. Our counselors use peer contacts, treatment group process and a commitment to sobriety as treatment methods. Our professional counseling, peer counseling and group and family sessions are designed to introduce clients dependent upon drugs or alcohol to a sober lifestyle.

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

•

Workforce development. We assist individuals in obtaining and retaining meaningful employment through services that include vocational evaluation, job placement, skills training, and employment support.

For 2013, 2012 and 2011, our home and community based services represented approximately 27.2%, 28.0% and 33.4%, respectively, of our consolidated revenue.

Foster care

•

Foster care. We recruit and train foster parents and license family foster homes to provide 24-hour care to children who have been removed from their homes due to physical or emotional abuse, abandonment, or the lack of appropriate living situations. We place individual children, and sometimes sibling groups, in a licensed home. Each child is provided 24-hour care and supervision by trained foster parents. Our professional staff and counselors match and supervise the child and foster family. We also provide tutoring and other services to the child and foster family.

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

Not-for-profit managed services

•

Administrative support, information technology, accounting and payroll services. In most cases we provide and manage the back office and administrative functions such as accounting, cash management, billing and collections, human resources and quality management.

•

Intake, assessment and referral services. We contract on behalf of our managed entities with governments to receive and handle telephone inquiries regarding need and eligibility for government sponsored human services, to arrange for face-to-face interviews and to conduct benefit eligibility reviews.

•	Monitoring services. Monitoring services include face-to-face and telephone interactions in which we provide guidance and assistance to clients.

•	Case management. In providing case management services, we supervise all aspects of an eligible client’s case and assure that the client receives the appropriate care, treatment and resources.

Revenue and payers. Substantially all of our revenue related to our Human Services operating segment is derived from contracts with state or local government agencies, government intermediaries or the not-for-profit social services organizations we manage.

 Fee-for-service contracts

The majority of our contracts are negotiated fee-for-service arrangements with payers. Home and community based services are generally payable by the hour depending on the type and intensity of the service. Foster care services are generally payable pursuant to a fixed monthly fee. Approximately 72.0%, 72.5% and 71.1% of our Human Services operating segment revenue for the fiscal years ended December 31, 2013, 2012 and 2011 was related to fee-for-service arrangements. A significant number of our fee-for-service contracts allow the payer to terminate the contract immediately for cause, such as for our failure to meet our contract obligations. Additionally, these contracts typically permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.

We generate a significant portion of our revenue from a few payers. Under our contract with the State of Virginia’s Department of Medical Assistance Services, we derived approximately 11.1%, 10.1% and 11.5% of our Human Services segment revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

           Cost-based service contracts

Revenues from our cost-based service contracts are generally recorded based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those incurred costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred, excess cost per service over the allowable contract rate and/or insufficient encounters. This results in revenue from these contracts being recorded based on allowable costs incurred. The annual contract amount is based on projected costs to provide services under the contracts with adjustments for changes in the total contract amount. Annually, we submit projected costs for the coming year which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the contracting payers’ fiscal year end, we submit cost reports which are used by the contracting payers to determine the amount, if any, by which funds paid to us for services provided under the contracts were greater than the allowable costs to provide these services. Completion of this review process may range from one month to several years from the date we submit the cost report. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to pay back the excess funds.

Our cost reports are routinely audited by our contracted payers on an annual basis. We periodically review our provisional billing rates and allocation of costs and provide for estimated adjustments from the contracting payers. We believe that adequate provisions have been made in our consolidated financial statements for any adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of income in the year of settlement. Cost-based service contracts represented approximately 20.3%, 18.6% and 19.3% of our Human Services operating segment revenue for the years ended December 31, 2013, 2012 and 2011.

Block purchase (capitated) contract

We also provide certain services under an annual block purchase contract. We are required to provide or arrange for the behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health services, including clinical, case management, therapeutic and administrative. We are obligated to provide services only to those clients with a demonstrated medical necessity. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a limit to the level of services that must be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement under the contractual arrangement. The terms of the contract typically are reviewed prospectively and amended as necessary to ensure adequate funding of our service offerings under the contract; however, no assurances can be made that such funding will adequately cover the costs of services previously provided. The annual block purchase contract represented 5.4%, 5.4% and 6.1% of our Human Services operating segment revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Seasonality. Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our Human Services operating segment, principally due to lower client demand for our home and community based services during the holiday and summer seasons. As our business has grown, our exposure to seasonal variations has also grown, and will continue to grow, particularly with respect to our school based, educational and tutoring services. We experience lower home and community based services revenue when school is not in session. Our operating expenses, however, which are comprised largely of payroll and related costs, do not vary significantly with these changes. As a result, our Human Services operating segment experiences lower operating margins during the holiday and summer seasons. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services.

Competition. The human services industry is a highly fragmented industry. We compete for clients with a variety of organizations that offer similar services. Most of our competition consists of local human services organizations that compete with us for local contracts, such as agencies supported by the United Way, and faith-based agencies such as Catholic Social Services, Jewish Family and Children’s Services and the Salvation Army. Other competitors include local not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. On a national level, there are very few organizations that compete for local, county and state contracts to provide the types of services we offer. We also compete with larger companies, such as Res-Care, Inc., which provides support services, training and educational programs predominantly to Medicaid eligible beneficiaries. National Mentor, Inc. is the country’s largest provider of foster care services and competes with us in certain markets for foster care services. Many institutional providers offer some type of community based care including such organizations as The GEO Group, Inc. and The Devereaux Foundation. While we believe that we compete on the basis of price and quality, many of our competitors have greater financial, technical, political and marketing resources, name recognition, and a larger number of clients and payers than we do. In addition, some of these organizations offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could harm our business.

Business development. Substantially all of our marketing is performed at the local and regional level. Through our local and regional managers, we have successfully developed and maintained extensive relationships with various payers. These relationships allow us to develop leads on new business, cross-sell our other services to existing payers and negotiate payer contracts. A significant portion of our business is procured in this manner. We also seek to market our services to payers in geographical areas contiguous to existing markets and in which we believe our reputation as a low cost quality service provider will enhance our ability to compete for and win business. From time to time we respond to requests for proposals, or RFPs. Additionally, we subscribe to a service that keeps us informed of and tracks on a national basis RFPs for privatization of human services. We selectively choose the RFPs to which we respond based upon whether our reputation enhances our ability to compete or if the RFP presents a unique opportunity to develop a new service offering.

Employees

As of December 31, 2013, we conducted our operations with approximately 8,500 clinical, client service representatives and administrative personnel.

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

Regulatory environment

Overview. As a provider of human services, we are subject to numerous federal, state and local laws and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. We must also comply with state and local licensing requirements and requirements for participation in Medicaid, federal block grant requirements, requirements of various state Children’s Health Insurance Programs, (“CHIP”), and contractual requirements imposed upon us by the state and local agencies with which we contract for such health care and human services. CHIP is a federal program providing benefits administered by states that submit plans for health benefits for children whose parents meet certain financial needs tests. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide.

In addition, our revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies, including Medicaid. A significant decline in expenditures, or shift of expenditures or funding, could cause payers to reduce their expenditures under those contracts or not renew such contracts, either of which could have a negative impact on our future operating results. As funding for our contracts is dependent in part upon federal funding, such funding changes could have a significant effect on our business.

The healthcare industry is highly regulated and the federal and state laws that affect our business are significant. Federal law and regulations are based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon a state’s authority to license certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that may affect our business, include, but are not limited to the following:

●	false and other improper claims;
●

HIPAA and its privacy, security, breach notification and enforcement and code set regulations, along with evolving state laws protecting patient privacy and requiring notifications of unauthorized access to, or use of, patient medical information;

●	civil monetary penalties law;
●	anti-kickback laws;
●	the Stark Law and other self-referral and financial inducement laws;
●	state licensure laws.

A violation of any laws could result in civil and criminal penalties, the refund of monies paid by government and/or private payers, our exclusion from participation in federal healthcare payer programs, and/or the loss of our license to conduct business within a particular state’s boundaries. Although we believe that we are able to maintain material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or applicable law enforcement or regulatory authority, could result in an adverse determination that could harm our business. Furthermore, the laws applicable to our business are subject to change, interpretation and amendment, which could adversely affect our ability to conduct its business.

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

False and Other Improper Claims. Under the federal False Claims Act (31 U.S.C. §§ 3729-3733) and similar state laws, the government may impose civil liability on us if we knowingly submit, or participate in submitting, any claims for payment to the federal or state government that are false or fraudulent, or that contain false or misleading information. Liability can be incurred not only for submitting false claims with actual knowledge, but also for doing so with reckless disregard or deliberate ignorance. In addition, knowingly making or using a false record or statement to receive payment from the federal government is also a violation. Recent amendments to the False Claims Act expand liability by eliminating any requirement that a false claim be submitted, or a false record or statement be made, directly to the government. The amendments also create new liability for “knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the government.” Consequently, a provider need not take an affirmative action to conceal or avoid an obligation to the government, but the mere retention of an overpayment from the government could lead to potential liability under the False Claims Act.

If we are ever found to have violated the False Claims Act, we could be required to make significant payments to the government (including damages and penalties in addition to the return of reimbursements previously collected) and could be excluded from participating in federal healthcare programs. Many states also have similar false claims statutes. In addition, healthcare fraud is a priority of the U.S. Department of Justice, Office of Inspector General and the Federal Bureau of Investigation and state Attorneys General. These agencies have devoted a significant amount of resources to investigating healthcare fraud.

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

State Medicaid agencies and state Attorneys General also have authority to seek criminal or civil sanctions for fraud and abuse violations. In addition, private insurers may bring actions under state false claim laws. In certain circumstances, federal and state laws authorize private whistleblowers to bring false claim or “qui tam” suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, the federal government has engaged a number of private audit organizations to assist it in tracking and recovering false claims for healthcare services.

Governmental investigations and whistleblower “qui tam” suits against healthcare companies have increased significantly in recent years, and have resulted in substantial penalties and fines. Although we monitor our billing practices for compliance with applicable laws, such laws are very complex, and we might not be able to detect all errors or interpret such laws in a manner consistent with a court or an agency’s interpretation.

Health information practices

Under HIPAA, the United States Department of Health and Human Services, or DHHS, issued rules to define and implement standards for the electronic transactions and code sets for the submission of transactions such as claims, and privacy and security of individual health information in whatever manner it is maintained.

In February 2006, DHHS published its Final Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule. This enforcement rule addresses, among other issues, DHHS’s policies for determining violations and calculating civil monetary penalties, how DHHS will address the statutory limitations on the imposition of civil monetary penalties, and various procedural issues. The rule extends enforcement provisions currently applicable to the health care privacy regulations to other HIPAA standards, including security, transactions and the appropriate use of service code sets.

On February 17, 2009, the Health Information Technology for Economic and Clinical Health Act, (“HITECH”), was enacted as part of the American Recovery and Reinvestment Act of 2009 to, among other things, extend certain of HIPAA’s obligations to parties providing services to health care entities covered by HIPAA known as “business associates,” impose new notice of privacy breach reporting obligations, extend enforcement powers to state attorney generals and amend the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA, establishing four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office of Civil Rights of the Department of Health and Human Services and states are increasing their investigations and enforcement of HIPAA compliance. We have taken steps to ensure compliance with HIPAA and we are monitoring compliance on an ongoing basis.

Lastly, on January 17, 2013, DHHS released the HITECH Final Rule. The HITECH Final Rule imposes various new requirements on covered entities and business associates, and also expands the definition of “business associates.” The various requirements of the HITECH Final Rule must be implemented before certain transition period deadlines. Certain of the deadlines have passed and the final deadline in the transition period is September 24, 2014. We will continue to assess our compliance obligations as regulations under HIPAA as modified by HITECH, continue to become effective and more guidance becomes available from DHHS and other federal agencies. The evolving privacy and security requirements, however, may require substantial operational and systems changes, associate education and resources and there is no guarantee that we will be able to implement them adequately or prior to their effective date. Given HIPAA’s complexity and the evolving regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under HITECH and may require us to incur significant costs in order to seek to comply with its requirements.

Federal and state anti-kickback laws

Federal law commonly known as the “Anti-Kickback Statute” prohibits the knowing and willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce: the referral of an individual for a service for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs; or the ordering, purchasing, leasing, or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs.

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

While we believe that our operations are in compliance with applicable Medicare and Medicaid fraud and abuse laws, there can be no guarantee. We seek to structure all applicable arrangements to comply with applicable safe harbors where reasonably possible. There is a risk however, that the federal government might investigate such arrangements and conclude they violate the Anti-Kickback Statute. If our arrangements are found to violate the Anti-Kickback Statute, we, along with our clients would be subject to civil and criminal penalties, which may include exclusion from participation in government reimbursement programs, and our arrangements would not be legally enforceable, which could materially and adversely affect our business.

Many states, including some where we do business, have adopted anti-kickback laws that are similar to the federal Anti-Kickback Statute. Some of these state laws are very closely patterned on the federal Anti-Kickback Statute; others, however, are broader and reach reimbursement by private payers. If our activities were deemed to be inconsistent with state anti-kickback or illegal remuneration laws, we could face civil and criminal penalties or be barred from such activities, any of which could harm our business.

Federal and State Self-Referral Prohibitions

We may be subject to federal and state statutes banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Section 1877 of the Social Security Act, also known as the “Stark Law”, prohibits physicians from making a “referral” for “designated health services” for Medicare (and in many cases Medicaid) patients from entities or facilities in which such physicians directly or indirectly hold a “financial relationship”.

A financial relationship can take the form of a direct or indirect ownership, investment or compensation arrangement. A referral includes the request by a physician for, or ordering of, or the certifying or recertifying the need for, any designated health services.

Certain services that we provide may be identified as “designated health services” for purposes of the Stark Law. We cannot provide assurance that future regulatory changes will not result in other services we provide becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.

Many states, including some states where we do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where we operate have laws similar to the Stark Law prohibiting physician self-referrals. We contract with a significant number of human services providers and practitioners, including therapists, physicians and psychiatrists, and arrange for these individuals or entities to provide services to our clients. While we believe that these contracts are in compliance with the Stark Law, no assurance can be made that such contracts will not be considered in violation of the Stark Law.

Healthcare Reform. On March 23, 2010, the President of the United States signed into law comprehensive health reform through the Patient Protection and Affordable Care Act (Pub. L. 11-148), or PPACA. On March 30, 2010, the President signed a reconciliation budget bill that included amendments to the PPACA (Pub. L. 11-152). These laws in combination form the “Health Care Reform Act” referred to herein. The changes to various aspects of the healthcare system in the Health Care Reform Act are far-reaching and include, among many others, substantial adjustments to Medicare reimbursement, establishment of individual mandates for healthcare coverage, extension of coverage to certain populations, expansion of Medicaid and CHIP, restrictions on physician-owned hospitals, and increased efficiency and oversight provisions.

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

The Health Care Reform Act also implements significant changes to healthcare fraud and abuse laws that will intensify the risks and consequences of enforcement actions. These include expansion of the False Claims Act by: (a) narrowing the public disclosure bar; and (b) explicitly stating that violations of the Anti-Kickback Statute trigger false claims liability. In addition, the Health Care Reform Act lessens the intent requirements under the Anti-Kickback Statute to provide that a person may violate the statute without knowledge or specific intent. The Health Care Reform Act also provides new funding and expanded powers to investigate fraud, including through expansion of the Medicare Recovery Audit Contractor (RAC) program to Medicare Parts C and D and Medicaid and authorizing the suspension of Medicare and Medicaid payments to a provider of services pending an investigation of a credible allegation of fraud. Finally, the legislation creates enhanced penalties for noncompliance, including increased criminal penalties and expansion of administrative penalties under Medicare and Medicaid. Collectively, such changes could have a material adverse impact on our operations.

State Law

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

While we believe that our programs are in compliance with Medicaid and other program certification requirements and state licensure requirements, failure to comply with these requirements could have a material adverse impact on our business and our ability to enter into contracts with other agencies to provide services.

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

Corporate practice of medicine and fee splitting

Some states in which we operate prohibit general business entities, such as we are, from “practicing medicine,” which definition varies from state to state and can include employing physicians, professional therapists and other mental health professionals, as well as engaging in fee-splitting arrangements with these health care providers. Among other things, we currently contract with professional therapists to provide intensive home based counseling. Although we are not in the business of practicing medicine and believe that we have structured our operations appropriately, we could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties, fines, certain license requirements or other measures. Any determination that we have acted improperly in this regard may result in liability to us. In addition, agreements between the corporation and the professional may be considered void and unenforceable.

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

Additional information

Our website is www.provcorp.com. We make available, free of charge at this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. In addition, we will provide, at no cost, paper or electronic copies of our Forms 10-K, 10-Q and 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission. Requests for such filings should be directed to Robert Wilson, Chief Financial Officer, telephone number: (520) 747-6600.

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

General Risks

Our annual operating results and stock price may be volatile or may decline regardless of our operating performance.

         The market price for our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in rates by payers;

•	changes in Medicaid rules or regulations;

•	the development of increased competition;

•	price and volume fluctuations in the overall stock market;

•	changes in the competitive landscape of the market for our services, including new entrants to the market;

•

changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	ratings downgrades by any securities analysts who follow our common stock;

•	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	market conditions or trends in our industry or the economy as a whole;

•	the development and sustainability of an active trading market for our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.

        In addition, the stock markets, and in particular the NASDAQ Global Market, have experienced considerable price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

The domestic economic downturn in recent years and current uncertain economic environment could cause a severe disruption in our operations.

Our business could be negatively impacted by significant domestic economic downturns or an uncertain economic environment. If this uncertainty is prolonged or economic conditions worsen, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified below including, but not limited to, the following:

Liquidity

•

The domestic economic uncertainty could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our financial position.

•

We may not be able to borrow additional funds under our current credit facilities and may not be able to expand our current facility if participating lenders become insolvent, their liquidity is limited or impaired, or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term, particularly if its maturity is accelerated as discussed below, or renew it on terms that are favorable to us.

Demand

•

The recent recession has resulted in severe job losses, which could cause an increase in demand for our services. However, depending on the severity of the recession’s impact on our payers, particularly our state government payers, sufficient funds may not be allocated to compensate us for the services we provide at the current margins, or we may be required to provide more services to a growing population of beneficiaries without a corresponding increase in fees for these services.

Prices

•	Certain markets have experienced, and may continue to experience, economic contraction, which could negatively impact our average fees and revenue.

While we obtain some of our business through responses to government requests for proposals (“RFPs”), we may not be awarded contracts through this process in the future, and contracts we are awarded may not be profitable.

We obtain, and will continue to seek to obtain, a significant portion of our business from state or local government entities. To obtain business from government entities, we are often required to respond to RFPs. To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and the terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to RFPs will greatly impact our business. We may not be awarded contracts through the RFP process, and our proposals may not result in profitable contracts.

If we fail to establish and maintain important relationships with officials of government entities and agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenues.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to the government entities and agencies prior to the development of an RFP or program for privatization of human services and enhance our chances of procuring contracts with these payers. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships. We may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.

Government unions may oppose privatizing government programs to outside vendors such as us, which could limit our market opportunities.

Our success depends in part on our ability to win contracts to administer and manage programs traditionally administered by government employees. Many government employees, however, belong to labor unions with considerable financial resources and lobbying networks. These unions could apply opposing political pressure on legislators and other officials seeking to privatize government programs. Union opposition could result in our losing government contracts or being precluded from providing services under government contracts, or maintaining or renewing existing contracts. The ability to renew and obtain new contracts is critical to our financial success. If we could not renew certain contracts, or obtain new contracts, due to opposition political actions, it could have a material adverse impact on our operating results.

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

We are in the human services and non-emergency transportation services businesses which are subject to lawsuits and claims. A substantial award could have a material adverse impact on our operations and cash flows, and could adversely impact our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee or a third party we engage to assist with the provision of services, including but not limited to, claims arising out of accidents involving vehicle collisions, and various claims that could result from employees or contracted third parties driving to or from interactions with clients and while providing direct client services. We are also subject to claims alleging we did not properly treat an individual or failed to properly diagnose and/or care for a client. We can be subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment laws and permitting issues. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, certain wage and hour violations or punitive damages, could adversely affect our cash flow and financial condition.

Furthermore, we can be subject to miscellaneous errors and omissions liability relative to the various management agreements we have with the not-for-profit entities we manage. In the event of a claim, and depending on, among other things, the circumstances, allegations, and size of the management contract, we could be subject to damages that could have a material adverse impact on our financial position and results of operations.

We face substantial competition in attracting and retaining experienced professionals, particularly professionals with respect to our human services, and intellectual technology professionals with respect to our non-emergency transportation services, and we may be unable to sustain or grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain highly qualified and experienced professionals who possess the skills and experience necessary to deliver high quality services to our clients. Our objective of providing the highest quality of service to our clients is a significant consideration when we evaluate education, experience and qualifications of potential candidates for employment as direct care and administrative staff. To that end, we attempt to hire professionals who have attained a bachelor’s degree, master’s degree, or higher level of education and certification or licensure as direct care social services providers and administrators. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. We must quickly hire project leaders and case management personnel after a contract is awarded to us. Contract provisions and client needs determine the number, education and experience levels of social services professionals we hire. We continually evaluate client census, case loads and client eligibility to determine our staffing needs under each contract.

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

Since 1996, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This could require us to incur significant expense for, among other things, hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our financial results.

Our success depends on our ability to compete effectively in the marketplace.

In our Human Services segment, we compete for clients and for contracts with a variety of organizations that offer similar services. Most of our competition consists of local human services organizations that compete with us for local contracts. Other competitors include local not-for-profit organizations and community based organizations. Historically, these types of organizations have been favored in our industry as incumbent providers of services to government entities. We also compete with larger companies and institutional providers that offer community based care services. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate our human services business. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could have a material adverse effect on our operating results.

In our NET Services segment, we compete with a variety of organizations that provide similar non-emergency transportation management services to Medicaid eligible beneficiaries in local markets. Our competitors largely compete for smaller-scale contract opportunities that encompass smaller geographic areas. For example, most of our competitors seek to win contracts for specific counties, whereas we seek to win contracts for the entire state. If these competitors begin to compete on a larger scale basis, it could result in pricing pressures, loss of, or failure to gain, market share, any of which could have a material adverse effect on our operating results.

Our business is subject to security breaches and attacks.

We provide human services and therefore our information technology systems store client information protected by numerous federal and state regulations. Since our systems include interfaces to third-party stakeholders, often connected via the Internet, we are subject to cyber security risks. The nature of our business, where services are often performed outside a secured location, adds additional risk. While we have implemented measures to detect and prevent security breaches and cyber-attacks, our measures may not be effective. As a result of any security breach or loss of data, we could incur liability, regulatory actions, fines or litigation, which could increase our costs and have a material adverse effect on our operating results. Further, any such breach or loss could impact our business reputation and could result in the loss of contractual relationships or make it more difficult to obtain new contracts, having an adverse effect on our business and financial performance.

Regulatory Risks

We conduct business in a heavily regulated healthcare industry. Compliance with existing regulations is costly, and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenue and profitability.

The healthcare industry is subject to extensive federal and state regulation relating to, among other things:

●	professional licensure;
●	conduct of operations;
●	addition of facilities, equipment and services, including certificates of need;
●	coding and billing for services; and
●	payment for services.

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

We could be subject to actions for false claims if we do not comply with government coding and billing rules, which could have a material adverse impact on our operating results.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could have a material adverse impact on our operating results. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed and/or under various state statutes which prohibit the submission of false claims for services covered. Compliance failure could further result in criminal liability under various federal and state criminal or civil statutes. While we plan to carefully and regularly review our documentation, coding and billing practices, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our financial position and results of operations.

If we fail to comply with the federal Anti-kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, all of which could have a material adverse impact on our operating results.

The federal Anti-kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by a federally funded healthcare program. Any of our financial relationships with healthcare providers will be potentially implicated by this statute to the extent Medicare or Medicaid referrals are implicated. Violations of the Anti-kickback Statute could result in substantial civil or criminal penalties, including criminal fines of up to $25,000 per violation, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law (42 U.S.C. 1320a-7a) of up to $50,000 per violation, plus three times the remuneration involved, civil penalties under the False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. Any such penalties could have a significant negative effect on our operations. Furthermore, the exclusion, if applied to us, could result in significant reductions in our revenues, which could materially and adversely affect our business, financial condition and results of our operations. In addition, many states have adopted laws similar to the federal Anti-kickback Statute with similar penalties.

 If we fail to comply with physician self-referral laws, to the extent applicable to our operations, we could experience a significant loss of reimbursement revenue.

We may be subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship and billing for services provided pursuant to such referrals if any occur. Violation of these federal and state laws and regulations, to the extent applicable to our operations, may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from Medicare and Medicaid programs. To the extent we do maintain such financial relationships with physicians, we rely on certain exceptions to self-referral laws that we believe will be applicable to such arrangements. Any failure to comply with such exceptions could result in the penalties discussed above.

We are subject to regulations relating to privacy and security of patient information. Failure to comply with privacy regulations could result in a material adverse impact on our operating results.

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under HIPAA contain provisions that:

●	protect individual privacy by limiting the uses and disclosures of patient information;
●	require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and
●	prescribe specific transaction formats and data code sets for certain electronic healthcare transactions.

Compliance with state and federal laws and regulations is costly and requires our management to expend substantial time and resources. Further, the HIPAA regulations and state privacy laws expose us to increased regulatory risk, as the penalties associated with a failure to comply, even if unintentional, could have a material adverse effect on our results of operations.

           We have an internal committee to maintain our privacy and security policies regarding client information in compliance with HIPAA. This committee is responsible for training our employees, including our regional and local managers and staff, to comply with HIPAA and monitoring compliance with the policy. The costs associated with our ongoing compliance could be substantial, which could negatively impact our results of operations.

As a government contractor, we are subject to an increased risk of litigation and other legal actions and liabilities.

As a government contractor, we are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities that are not as frequently experienced by companies that do not provide government sponsored services. The occurrence of any of these actions, regardless of the outcome, could disrupt our operations and result in increased costs, and could limit our ability to obtain additional contracts in other jurisdictions.

 The federal government may refuse to grant consents or waivers necessary to permit for-profit entities to perform certain elements of government programs.

Under current law, in order to privatize certain functions of government programs, the federal government must grant a consent or waiver to the petitioning state or local agency. If the federal government does not grant a necessary consent or waiver or withdraws approval of any granted waiver, the state or local agency will be unable to contract with a for-profit entity, such as us, to provide service. Failure by state or local agencies to obtain consents or waivers could adversely affect our continued business operations and future growth.

Our business could be adversely affected by future legislative changes that hinder or reverse the privatization of human services or non-emergency transportation services.

The market for our services depends largely on federal, state and local legislative programs. These programs can be modified or amended at any time. Moreover, part of our growth strategy includes aggressively pursuing opportunities created by the federal, state and local initiatives to privatize the delivery of human services and non-emergency transportation services. However, there are opponents to the privatization of these services and, as a result, future privatization is uncertain. If additional privatization initiatives are not proposed or enacted, or if previously enacted privatization initiatives are challenged, repealed or invalidated, there could be a material adverse impact on our operating results.

Our strategic relationships with certain not-for-profit and tax exempt entities are subject to tax and other risks.

Since some government agencies in certain of our markets prefer or require contracts for privatized human services to be administered through not-for-profit organizations, we rely on our long-term relationships with not-for-profit organizations to provide services to these government agencies. We currently maintain strategic relationships with several not-for-profit social services organizations with which we have management contracts of varying lengths, the majority of which are federally tax exempt organizations. Our strategic relationships with tax exempt not-for-profit organizations are similar to those in the hospital management industry where tax exempt or faith based not-for-profit hospitals are managed by for-profit companies.

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

If the Internal Revenue Service determined that any tax exempt organization was paying more than market rates for services performed by us, the managed entity could lose its tax exempt status and owe back taxes and penalties. Generally, under state law, not-for-profit entities may pay no more than reasonable compensation for services rendered. If the compensation paid to us by these not-for-profit entities is deemed unreasonable, then the state could take action against the not-for-profit entity, which could have a material adverse impact on our operating results.

Our business is subject to state licensing regulations and other regulatory provisions, including regulatory provisions governing surveys and audits. Changes to, or violations of, these regulations could negatively impact our revenues.

In many of the locations where we operate, we are required by state law to obtain and maintain licenses. The applicable state and local licensing requirements govern the services we provide, the credentials of staff, record keeping, treatment planning, client monitoring and supervision of staff. The failure to maintain these licenses or the loss of a license could have a material adverse impact on our business and could prevent us from providing services to clients in a given jurisdiction. Most of our contracts are subject to surveys or audit by our payers. We are also subject to regulations that restrict our ability to contract directly with a government agency in certain situations. Such restrictions could affect our ability to contract with certain payers, and could have a material adverse impact on our results of operations.

Financial Risks

Our indebtedness may harm our financial condition and results of operations.

As of December 31, 2013, our total consolidated long-term debt was $123.5 million. On August 2, 2013, we refinanced our then existing debt under an amended and restated credit agreement providing for a $60.0 million term loan and a $165.0 million revolving credit facility. Under the repayment terms of the amended and restated credit agreement, we are obligated to repay the principal amount of the term loan as follows: $3.0 million between December 31, 2014 and September 30, 2015, $4.5 million between December 31, 2015 and September 30, 2016, $6.0 million between December 31, 2016 and September 30, 2017, $6.8 million between December 31, 2017 and June 30, 2018 and $39.7 million at maturity in August 2018. As discussed below, the maturity date of our credit facility could be accelerated.

Our level of indebtedness could have a material adverse impact to our business:

•	it could adversely affect our ability to satisfy our obligations;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the agreements governing our indebtedness, or fail to comply with the financial and operating covenants contained in these agreements, we could be in default. In the event we are not in compliance with the financial and operating covenants, it is uncertain whether the lenders will grant waivers for our non-compliance. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If our lenders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our credit facility, or our 6.5% convertible senior subordinated notes due in 2014 (“Senior Notes”). In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

Changes in budgetary priorities of the government entities that fund the services we provide could result in our loss of contracts or a decrease in amounts payable to us under our contracts.

Our revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies. All of these contracts are subject to legislative appropriations and state budget approval. The availability of funding under our contracts with state governments is dependent in part upon federal funding to states. Changes in Medicaid methodology may further reduce the availability of federal funds to states in which we provide services. Among the alternative Medicaid funding approaches that states have explored are provider assessments as tools for leveraging increased Medicaid federal matching funds. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by the Centers for Medicare and Medicaid Services in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which were historically required to be imposed uniformly across classes of providers within the state, except that such taxes only applied to Medicaid health plans.

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

Currently, many of the states in which we operate are facing budgetary shortfalls or changes in budgetary priorities. In addition, in some states eligibility requirements for human services clients have been tightened to stabilize the number of eligible clients and in certain instances states have implemented or are considering implementing a single point of access to care or a managed care model, which reduces the size of our potential market in those states. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue. Consequently, a significant decline in government expenditures, shift of expenditures or funding away from programs that call for the types of services that we provide, or change in government contracting or funding policies could cause payers to terminate their contracts with us or reduce their expenditures under those contracts, either of which could have a negative impact on our operating results.

We derive a significant amount of our revenues from a few payers, which puts us at risk. Any changes in the funding, financial viability or our relationships with these payers could have a material adverse impact on our results of operations.

We provide, or manage the provision of, government sponsored human services and non-emergency transportation services to individuals and families who are eligible for government assistance pursuant to federal mandate with respect to government sponsored human services and members of the disability community, or senior citizens with respect to non-emergency transportation services under various contracts with state and local governmental entities. We generate a significant amount of our revenues from a few payers under a small number of contracts. For example, for the years ended December 31, 2013, 2012 and 2011, we generated approximately 48.0%, 48.5% and 48.6%, respectively, of our total revenue from our top ten payers. Additionally, our top five payers related to our NET Services operating segment represent, in the aggregate, approximately 43.6%, 43.2% and 49.2%, respectively, of our NET Services operating segment revenue for the years ended December 31, 2013, 2012 and 2011. The top five payers related to our Human Services operating segment represent, in the aggregate, approximately 38.0%, 38.5% and 38.4%, respectively, of our Human Services operating segment revenue for the years ended December 31, 2013, 2012 and 2011. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations.

Our contracts are in many instances short-term in nature, and can also be terminated prior to expiration, without cause and without penalty to the payers. There can be no assurance that they will survive until the end of their stated terms, or that upon their expiration these contracts will be renewed or extended. Disruptions to our contracts could have a material adverse impact on our results of operations.

Most of our Human Services contracts contain base periods of only one year. While some of them also contain options for renewal, usually successive six month or one year terms, payers are not required to extend their contracts into these option periods. In addition, a significant number of our Human Services contracts not only allow the payer to terminate the contract immediately for cause (such as for our failure to meet our contract obligations) but also permit the payer to terminate the contract at any time prior to its stated expiration date. In most cases the payer may terminate the Human Services or NET Services contracts without cause, at will and without penalty to the payer, either immediately or upon the expiration of a short notice period in the event government appropriations supporting the programs serviced by the contract are reduced or eliminated. The failure of payers to renew or extend significant contracts or their early termination of significant contracts could adversely affect our financial performance. We cannot anticipate if, when or to what extent a payer might terminate its contract with us prior to its expiration or fail to renew or extend its contract with us.

Each of our contracts is subject to audit and modification by the payers with whom we contract, at their sole discretion.

Our business depends on our ability to successfully perform under various government funded contracts. Under the terms of these contracts, payers can review our performance, as well as our records and general business practices at any time, and may, in their discretion:

•	suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•	terminate or modify our existing contracts;

•	reduce the amount we are paid under our existing contracts; and/or

•	audit and object to our contract related fees.

If payers have significant audit findings, or if they make material modifications to our contracts, it could have a material adverse impact on our results of operations.

A loss of our status as a licensed provider in any jurisdiction could result in the termination of a number of our contracts, which could negatively impact our revenues.

Our status as a licensed provider of health services is subject to periodic renewal, review and examination by federal, state and local agencies. If we lost our status as a licensed provider in any jurisdiction, the contracts under which we provide services in that jurisdiction could be subject to termination. Moreover, such an event could constitute a violation of provisions of our contracts in other jurisdictions, resulting in further contract terminations.

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, and it could harm our ability to keep our existing contracts or obtain new contracts.

Our failure to comply with our contract obligations could, in addition to providing grounds for immediate termination of the contract for cause, negatively impact our financial performance and damage our reputation, which, in turn, could have a material adverse effect on our ability to maintain current contracts or obtain new ones. Our failure to meet contractual obligations could also result in substantial actual and consequential financial damages. The termination of a contract for cause could, for instance, subject us to liabilities for excess costs incurred by a payer in obtaining similar services from another source. In addition, our contracts require us to indemnify payers for our failure to meet standards of care, and some of them contain liquidated damages provisions and financial penalties that we must pay if we breach these contracts.

If we fail to estimate accurately the cost of performing certain contracts, we may experience reduced or negative margins.

Under our fee-for-service contracts, we receive fees based on our interactions with government sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. Our risk on these contracts is that our client population is not large enough to cover our fixed costs, such as rent and overhead. Our fee-for-service contracts are not reimbursed on a cost basis and therefore, if we fail to estimate our costs accurately, we may experience reduced margins, or even losses on these contracts.

Additionally, approximately 83.4%, 83.3% and 87.6% of our non-emergency transportation services revenue during 2013, 2012 and 2011, respectively, was generated under capitated contracts with the remainder generated through fee-for service and fixed cost contracts. Under most of our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local van, cab and ambulance companies on a per ride or per mile basis. We use a “pricing model” to determine applicable contract rates, which take into account factors, such as estimated utilization, state specific data, previous experience in the state and/or with similar services, estimated volume and availability of mass transit. The amount of the fixed per member, per month fee is determined in the bidding process, but predicated on actual historical transportation data for the subject geographic region (provided by the payer), actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all.

We record revenue from cost-based service contracts based on a combination of direct costs, indirect overhead allocations, and stated contractual margins on those costs. We may be required to subsequently refund a portion of the excess funds, if any.

Our cost-based service contracts require us to allow for contingencies such as budgeted costs not incurred, excess cost per service over the allowable contract rate and/or an insufficient number of encounters. In cases where funds paid to us exceed the allowable costs to provide services under the contracts, we may be required to pay back the excess funds. While we believe we have adequately reserved for potential refund amounts, the final settlement of certain contract reimbursements can sometimes occur at a significantly later date than the period services were provided. It is possible that we are unaware of certain potential refunds until they occur which could have a material adverse impact on our operating results. Approximately 20.3%, 18.6% and 19.3% of our Human Services segment revenues or approximately 6.4%, 6.0% and 7.4% of our consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively, were derived from cost-based service contracts.

Our results of operations will continue to fluctuate due to seasonality.

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. In our Human Services operating segment, lower client demand for our home and community based services during the holiday and summer seasons generally results in lower revenue during those periods; however, our expenses related to the Human Services operating segment do not vary significantly with these changes. As a result, our Human Services operating segment typically experiences lower operating margins during the holiday and summer seasons. Our NET Services operating segment also experiences fluctuations in demand for our non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a fixed revenue stream based on a per member per month based structure, our NET Services operating segment typically experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the seasonal demand for our home and community based services and non-emergency transportation services. As we enter new markets and expand our business, we could be subject to additional seasonal variations.

Our reported financial results could suffer if there is an impairment of goodwill or other intangible assets.

           Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit. Because we have grown in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Similarly, interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors or in the climate of our business, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price. If events occur or circumstances change, we may be required to record an impairment adjustment to our goodwill or other intangible assets which could have a material adverse impact on our results of operations and financial position.

We may incur costs before receiving related revenues, which could result in cash shortfalls.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include leasing office space, purchasing office equipment and hiring personnel. As a result, in certain large contracts where the government does not fund program start-up costs, we may be required to invest significant sums of money before receiving related contract payments. In addition, payments due to us from payers may be delayed due to billing cycles or as a result of failures to approve government budgets in a timely manner. Moreover, especially under fee-for-service arrangements, any resulting cash shortfall could be exacerbated if we fail to either invoice the payer or to collect our fee in a timely manner. This could have a material adverse impact on our ongoing operations and our financial position.

Our use of a reinsurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business.

We are reinsured with regard to a substantial portion of our automobile, general liability, professional liability and workers’ compensation insurance. We also reinsure the general liability, professional liability, workers’ compensation insurance, automobile liability and automobile physical damage of various members of the network of subcontracted transportation providers and independent third parties over various policy years under reinsurance programs through our two wholly-owned captive insurance subsidiaries. Although, effective February 15, 2011, we did not renew our reinsurance agreement and will not assume liabilities for policies that cover the general liability, automobile liability, and automobile physical damage coverage of our independent third party transportation providers after that date, we will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies. In the event that actual reinsured losses increase unexpectedly or exceed actuarially determined estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in cost, we will continue to evaluate the levels and types of insurance we include in our self-insurance program. Any increase to this program increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

Any acquisition that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or have a material adverse impact on our operating results.

We have made, and anticipate that we will continue making, strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies, or that the acquisitions will not adversely affect our results of operations or financial condition.

We continually review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer prospects for growth. In connection with our acquisition strategy, we could issue stock that would dilute existing stockholders’ percentage ownership, or we could incur or assume substantial debt or contingent liabilities. Acquisitions involve numerous risks, including, but not limited to, the following:

•	challenges assimilating the acquired operations;

•	unanticipated costs and known and unknown legal or financial liabilities associated with an acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with customers;

•	entering markets in which we have limited or no experience;

•	potential loss of key employees of purchased organizations;

•	the incurrence of excessive leverage in financing an acquisition;

•	failure to maintain and renew contracts of the acquired business;

•	unanticipated operating, accounting or management difficulties in connection with an acquisition; and

•	dilution to our earnings per share.

We cannot assure you that we will be successful in overcoming problems encountered in connection with any acquisition and our inability to do so could disrupt our operations and adversely affect our business.

Fluctuations in gasoline prices could result in higher unit cost paid to our subcontracted network as well as higher utilization of our non-emergency transportation services which could negatively impact our operating margins.

Fluctuating gasoline prices could result in more clients utilizing our non-emergency transportation services as they may be unable to economically sustain transportation of their own. This could result in increased costs and levels of service required under our capitated contracts, and could result in a loss of profitability in the segment. Rising gasoline prices could result in lower operating margins as we may not be able to pass on the costs charged by our transportation providers with whom we contract. Fluctuations in gasoline prices could adversely affect our operating results.

International Risks

Our international operations expose us to various risks that could have a negative impact on our operations or financial results.

We operate in Canada through our wholly-owned subsidiary, WCG International Consultants Ltd., or WCG, and as a result, we are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things:

•	economic downturns;

•	changes in or interpretations of local law, governmental policy or regulation;

•	restrictions on the transfer of funds in to, or out of the country;

•	varying tax systems;

•	delays from doing business with governmental agencies;

•	nationalization of foreign assets; and

•	government protectionism.

One or more of the foregoing factors could have a material adverse impact on our operations domestically or internationally, financial results or financial position.

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

As part of the service delivery system reorganization that took place in British Columbia during 2012, all of the contracts for services in this market expired and new contracts were put up for bid. The new contracts combined federal and provincial funding streams and services which were previously contracted separately. As a result, WCG is experiencing an increase in competition as providers who contract for federal dollars have entered the market in which WCG operates. To date, due primarily to an increased level of competition and a decrease in the number of services funded in British Columbia, WCG has been unable to regain the level of business it experienced prior to the reorganization of the service delivery system. While WCG continues to pursue various business opportunities, there is no assurance that it will be able to achieve the operating level it did prior to 2012. Increased competition in this market may result in pricing pressures, loss of or failure to gain market share, any of which could have a negative impact on our international operations and financial results.

We operate and are in a taxable income position in multiple tax jurisdictions, and face the risk of double taxation if one jurisdiction does not acquiesce to the tax claims of another jurisdiction.

We currently operate in the United States and Canada and are subject to income taxes in those countries and the specific states and/or provinces where we operate. In the event one taxing jurisdiction disagrees with another taxing jurisdiction, we could experience temporary or permanent double taxation and increased professional fees to resolve taxation matters.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.        Properties.

We lease our approximately 11,000 square foot corporate office building in Tucson, Arizona under a five year lease, with two additional three year renewal options. The lease is currently in its fourth year. The monthly base rental payment under this lease as of December 31, 2013 in the amount of approximately $18,000 is subject to an annual Consumer Price Index adjustment increase over the initial term of the lease. We also lease office space for other administrative services in Tucson. The lease terms vary and are in line with market rates. In connection with the performance of our contracts within our Human Services segment, we lease approximately 350 offices for management and administrative functions. In connection with the performance of our contracts within our NET Services segment, we lease 35 offices for management and administrative functions. The lease terms vary and are generally at market rates.

We acquired a 5,760 square foot office building in Pottsville, Pennsylvania in connection with the acquisition of Providence Community Services, Inc. (formerly known as Pottsville Behavioral Counseling Group, Inc.), which is free of any mortgage. Additionally, with the acquisition of ReDCo, we acquired approximately 40 buildings in Pennsylvania which are free from any mortgages.

In 2010, we purchased land and a 46,188 square foot four-story shell building adjacent to our corporate office for cash. We utilize the building for certain information technology operations, and sublease or have sold other space within the building. We believe that our properties are adequate for our current business needs, and believe that we can obtain adequate space, if needed, to meet our foreseeable business needs.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 11, 2014, there were five holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2013
Fourth Quarter	$30.50	$24.34
Third Quarter	$31.31	$26.41
Second Quarter	$29.52	$16.58
First Quarter	$20.09	$15.86

2012
Fourth Quarter	$16.99	$9.70
Third Quarter	$13.95	$9.56
Second Quarter	$15.78	$12.70
First Quarter	$15.94	$12.85

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Nasdaq Health Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Providence Service Corporation, the Russell 2000 Index, and the NASDAQ Health Services Index

$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/08
12/09
12/10
12/11
12/12
12/13
Providence Service Corporation
Russell 2000
NASDAQ Health Services

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 Russell Investment Group. All rights reserved.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Program (2)

Fourth quarter:
October 1, 2013 to October 31, 2013	-		-	243,900
November 1, 2013 to November 30, 2013	-		-	243,900
December 1, 2013 to December 31, 2013	3,666	$25.44	-	243,900
Total	3,666	$25.44	-	243,900

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

(2)

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of December 31, 2013, we have spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2013 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	874,252	$19.76	1,549,786
Equity compensation plans not approved by security holders	—	—	—
Total	874,252	$19.76	1,549,786

(1)	Columns (a) and (b) include 874,252 shares issuable upon exercise of outstanding stock options.
(2)

The number of shares shown in column (c) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended. No additional stock options or other stock-based awards may be granted under the 1997 Stock Option and Incentive Plan and 2003 Stock Option Plan.

Item 6.      Selected Financial Data.

The following table sets forth selected consolidated financial data, other financial data and other operating data. The selected consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements that are not included in this report. This information should be read in conjunction with our consolidated financial statements and the related notes, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Year Ended December 31,
	2013 (1)(2)(3)	2012 (1)(4)	2011 (5)(6)(7)	2010 (5)	2009
	(dollars and shares in thousands)
Statement of operations data:
Revenues:
Non-emergency transportation services	$770,246	$750,658	$581,541	$537,776	$460,275
Human services	352,436	355,231	361,439	341,921	340,738
Total revenues	1,122,682	1,105,889	942,980	879,697	801,013
Operating expenses:
Cost of non-emergency transportation services	710,428	706,692	539,417	474,129	415,300
Client service expense	309,623	304,084	304,407	289,152	275,126
General and administrative expense	48,633	53,383	48,861	46,461	44,010
Depreciation and amortization	14,872	15,023	13,656	12,652	12,852
Asset impairment charges	492	2,506	-	-	-
Total operating expenses	1,084,048	1,081,688	906,341	822,394	747,288
Operating income	38,634	24,201	36,639	57,303	53,725
Non-operating (income) expenses
Interest expense, net	6,894	7,508	10,002	16,011	20,432
Loss on extinguishment of debt..	525	-	2,463	-	-
(Gain) on bargain purchase	-	-	(2,711)	-	-
Income before income taxes	31,215	16,693	26,885	41,292	33,293
Provision for income taxes	11,777	8,211	9,945	17,665	12,167
Net income	$19,438	$8,482	$16,940	$23,627	$21,126

Net earnings per share data:
Diluted	$1.41	$0.64	$1.27	$1.78	$1.60

Weighted average shares outstanding:
Diluted	13,810	13,355	13,322	14,965	13,211

Other data (8) (unaudited):
States served:
NET Services	40	38	34	38	39
Human Services	24	27	33	32	32
Locations:
NET Services	35	36	33	34	36
Human Services	347	358	359	273	266
Employees:
NET Services	2,253	1,990	1,476	1,430	1,349
Human Services	6,294	6,403	6,120	5,553	5,666
Contracts:
NET Services	83	84	76	66	65
Human Services	504	556	633	638	669
Clients:
NET Services (9)	15,842,051	15,084,571	11,318,902	8,232,202	7,697,125
Human Services	56,320	51,584	60,956	58,088	62,213

	As of December 31,
	2013 (1)(2)	2012 (1)	2011 (7)	2010	2009
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$98,995	$55,863	$43,184	$61,261	$51,157
Total assets	424,758	391,737	379,053	386,933	383,107
Long-term obligations, including current portion	123,500	130,000	150,493	182,304	204,213
Other liabilities	150,621	143,050	119,537	115,880	116,556
Total stockholders' equity	150,637	118,687	109,023	88,749	62,338

(1)

As a result of changes in British Columbia described above, we initiated intangible asset impairment valuations of our Canadian business and, based on the results, we recorded impairment charges totaling approximately $2.5 million related to our intangible assets other than goodwill for the year ended December 31, 2012. During 2013 the not-for-profit entities managed by Rio Grande Management Company, L.L.C. (“Rio”), our wholly-owned subsidiary, were notified of the termination of funding for certain of their services. Due to this change in funding, the not-for-profit entities Rio serves will not be able to maintain the level of business they historically experienced, which is expected to result in the decrease or elimination of services provided by Rio. Based on these factors, we recorded a goodwill impairment charge of approximately $0.5 million for the year ended December 31, 2013.

(2)

On August 2, 2013, we executed a new credit facility and paid all amounts due under the existing credit facility with proceeds from the new credit facility. The new credit agreement provides us with a senior secured credit facility in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. In conjunction with the termination of the previous credit facility, we recorded a loss on extinguishment of debt in 2013 of approximately $0.5 million.

(3)	We incurred expense (net of benefit of forfeiture of stock based compensation) of approximately $1.3 million in 2013 for severance payments related to two of our executive officers and a key employee.

(4)	We incurred expense (net of benefit of forfeiture of stock based compensation) of approximately $1.3 million in 2012 for payments related to the retirement of two of our executive officers in 2012.

(5)

As a result of our acquisition of ReDCo on June 1, 2011, we began consolidating the financial results of this entity, which resulted in a decrease in management fees of approximately $1.1 million for 2011 as compared to 2010. Additionally, this acquired entity contributed $20.3 million of home and community based service revenue during 2011.

(6)

One acquisition was completed in the fiscal year ended December 31, 2011, which affected the comparability of the information reflected in the selected financial data. See the year-to-year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for more information.

(7)

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

(8)

“States served,” “Locations,” “Employees” and “Contracts” data are as of the end of the period for owned entities. “Clients” data represents the number of clients served during the last month of the period presented for owned entities. “States served” excludes the District of Columbia and Canada.

(9)	Non-emergency transportation services clients represent the number of individuals eligible to receive non-emergency transportation services.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth in Item 1A, entitled, “Risk Factors” and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.

Overview of our business

We provide government sponsored human services directly and through not-for-profit organizations whose operations we manage under contract, and we arrange for and manage non-emergency transportation services. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored human services and non-emergency transportation services, increasing pressure on governments to control costs and increasing acceptance of privatized human services, we have grown both organically and through strategic acquisitions.

In November 2012, our Chief Executive Officer and Chief Financial Officer retired, and we retained our Lead Director to serve as Interim Chief Executive Officer and hired a new Chief Financial Officer. In May 2013, our Interim Chief Executive Officer was appointed as Chief Executive Officer. Our executives continue to focus on improving operating efficiencies, organic and acquisitive growth, and developing performance management systems designed to enhance and leverage our core competencies. Our core competencies include our enduring customer relationships, geographic reach, breadth of services and experience, management of populations that consist primarily of covered lives and provider networks, contract bidding infrastructure, managed care contracting experience and technology platform development. By enhancing and leveraging these core competencies, we believe we can benefit from emerging trends in healthcare such as healthcare reform and integrated healthcare, which includes providing services to individuals who are eligible for both Medicaid and Medicare benefits. Further, by managing more populations eligible to receive our services, and outsourcing transportation management, we believe we can reduce the cost of care.

While we believe we are well positioned to benefit from healthcare reform legislation and to offer our services to a growing population of individuals eligible to receive our services, there can be no assurances that programs under which we provide our services will receive continued or increased funding. Additionally, there can be no assurance of when the reform legislation will be fully implemented or when, and if, we will see any positive impact.

We also believe we are positioned to potentially benefit from recent trends that favor our in-home provision of human services; however, budgetary pressures still exist that could reduce funding for the services we provide. Medicaid budgets are fluid and dramatic changes in the financing or structure of Medicaid could have a negative impact on our business. We believe our business model allows us to make adjustments to help mitigate state budget pressures that are impacted by federal spending.

As of December 31, 2013, we were providing human services directly to over 56,000 unique clients, and had approximately 15.8 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from approximately 382 locations in 43 states and the District of Columbia in the United States and three provinces in Canada.

How we grow our business and evaluate our performance

Our business has grown internally through organic expansion into new markets, increases in the number of clients served under contracts that we or the entities we manage are awarded, and through strategic acquisitions.

We typically pursue organic expansion into markets that are contiguous to our existing markets or where we believe we can quickly establish a significant presence. When we expand organically into a market, we typically have no clients or perform no management services in the market and are required to incur start-up costs including the costs of space, required permits and initial personnel. These costs are expensed as incurred and our new offices can be expected to incur losses for a period of time until we adequately grow our revenue from clients.

We continue to selectively identify and pursue strategic acquisitions in markets where we see opportunities but where we lack the contacts and/or personnel to make a successful organic entry. Unlike organic expansion which involves start-up costs that may dilute earnings, expansion through acquisitions has generally been accretive to our earnings. However, we bear financing risk, and where debt is used, the risk of leverage by expanding through acquisitions. We also must integrate the acquired business into our operations which could disrupt our business and we may not be able to realize operating and economic synergies upon integration. Finally, our acquisitions may involve purchase prices in excess of the fair value of tangible assets and cash or receivables. This excess purchase price is allocated to intangible assets, including goodwill, and is subject to periodic evaluation and impairment or other write downs that are charges against our earnings. There are no assurances, however, that we will complete acquisitions in the future or that any completed acquisitions will prove profitable for us.

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

How we earn our revenue

We operate in two segments, Human Services and Non-Emergency Transportation Services (“NET Services”).

Human Services

Our revenue is derived from our provider contracts with state and local government agencies and government intermediaries, HMOs, commercial insurers, and from our management contracts with not-for-profit social services organizations. The government entities that pay for our services include welfare, child welfare and justice departments, public schools and state Medicaid programs. Under a majority of the contracts where we provide human services directly, we are paid an hourly fee. In other such arrangements, we receive a set monthly amount or we are paid amounts equal to the costs we incur to provide agreed upon services. Additionally, we contract to manage the operations of not-for-profit social services organizations and receive a management fee that is either based upon a percentage of the revenue of the managed entity or a predetermined fee. These revenues are presented in our consolidated statements of income as human services revenue.

NET Services

Where we provide non-emergency transportation management services, we contract with state Medicaid and local agencies, regional and medical hospital systems or private managed care organizations. Most of our contracts for non-emergency transportation management services are capitated, where we are paid on a per member, per month basis for each eligible member. We do not direct bill for services under our capitated contracts as our revenue is based on covered lives. Our school transportation contracts are with local governments and are paid on a per trip basis or per bus, per day basis. These revenues are presented in our consolidated statements of income as non-emergency transportation services revenue.

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

Critical accounting policies are those policies most important to the portrayal of our financial condition and results of operations. These policies require our most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters inherently uncertain. Our most critical accounting policies pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, loss reserves for certain reinsurance and self-funded insurance programs, stock-based compensation and income taxes.

Revenue recognition

Human Services segment

Fee-for-service contracts. Revenue related to services provided under fee-for-service contracts is recognized at the time services are rendered and collection is determined to be probable. Such services are provided at established billing rates. Fee-for-service contracts represented approximately 72.0%, 72.5% and 71.1% of our Human Services segment revenue for 2013, 2012 and 2011, respectively.

As services are rendered, contract-specific documentation is prepared describing each service, time spent, and billing code to determine and support the value of each service provided and billed. The timing and amount of collection are dependent upon compliance with the billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to us under a contract or result in adjustments to amounts billed.

The performance of our contracts is subject to the condition that sufficient funds are appropriated, authorized and allocated by each state, city or other local government. If sufficient appropriations, authorizations and allocations are not provided by the respective state, city or other local government, we are at risk for uncollectible amounts or immediate termination or renegotiation of the financial terms of our contracts.

Cost-based service contracts. Revenues from our cost-based service contracts are recorded based on a combination of allowable direct costs, indirect overhead allocations, and stated allowable margins on those incurred costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred or excess cost per service over the allowable contract rate. We annually submit projected costs for the coming year, which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After the payers’ fiscal year end, we submit cost reports which are used by the payers to determine the need for any payment adjustments. Completion of the cost report review process may range from one month to several years. In cases where funds paid to us exceed the allowable costs to provide services under contract, we may be required to repay amounts previously received.

Our cost reports are generally audited by payers annually. We periodically review our provisional billing rates and allocation of costs and provide for estimated payment adjustments. We believe that adequate provisions have been made in our consolidated financial statements for any material adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in our consolidated statement of income in the year of settlement. Such settlements have historically not been material. Cost-based service contracts represented approximately 20.3%, 18.6% and 19.3% of our Human Services operating segment revenue for 2013, 2012 and 2011, respectively.

Annual block purchase contract. Our annual block purchase contract requires us to provide or arrange for behavioral health services to eligible populations of beneficiaries as defined in the contract. We must provide a complete range of behavioral health clinical, case management, therapeutic and administrative services. We are obligated to provide services only to those clients with a demonstrated medical necessity. Our annual funding allocation amount may be increased when our patient service encounters exceed the contract amount; however, such increases are subject to government appropriation. There is no contractual limit to the number of eligible beneficiaries that may be assigned to us, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, we are at-risk if the costs of providing necessary services exceed the associated reimbursement.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of our contractual obligations; however, there is no assurance that amendments will be approved or that funding will be adequate. Our revenues under the annual block purchase contract for 2013, 2012 and 2011 represented approximately 5.4%, 5.4% and 6.1%, respectively, of our Human Services operating segment revenues for each year.

Management agreements. We maintain management agreements with a number of not-for-profit social services organizations whereby we provide certain management services. In exchange for our services, we receive a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. We recognize management fees revenue as such amounts are earned, as defined by each respective management agreement, and collection of such amount is considered reasonably assured. Management fees earned under our management agreements represented approximately 2.3%, 3.5% and 3.5% of our Human Services operating segment revenue in 2013, 2012 and 2011, respectively.

The costs associated with rendering these management services are primarily shown as general and administrative expense in the consolidated statements of income.

NET Services segment

Capitation contracts. The majority of our non-emergency transportation services revenue is generated under capitated contracts where we assume the responsibility of meeting the covered transportation requirements of a specific geographic population for a fixed amount per period. Revenues under capitation contracts with our payers are based on per-member monthly fees for an estimated number of participants in the payer’s program.

Fee-for-service contracts. Revenues earned under fee-for-service contracts are recognized when the service is provided. Revenue under these types of contracts is based upon contractually established billing rates, less allowance for contractual adjustments. Estimates of contractual adjustments are based upon payment terms specified in the related agreements.

Flat fee contracts.    Revenues earned under flat fee contracts are recognized ratably over the covered service period. Revenues under these types of contracts are based upon contractually established monthly flat fees that do not fluctuate with any changes in the membership population that can receive our services.

Deferred Revenue

At times we may receive funding for certain services in advance of services being rendered. These amounts are reflected in the accompanying consolidated balance sheets as deferred revenue until the services are rendered.

Accounts receivable and allowance for doubtful accounts

Clients are referred to us through governmental programs and we only provide services at the direction of a payer under a contractual arrangement. These circumstances have historically minimized any uncollectible amounts for services rendered. However, we recognize that not all amounts recorded as accounts receivable will ultimately be collected.

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

Our write-off experience for 2013, 2012 and 2011 was less than 1.0% of revenue.

Accounting for business combinations, goodwill and other intangible assets

When we consummate an acquisition we separately value all acquired identifiable intangible assets apart from goodwill in accordance with Accounting Standards Codification, or ASC, Topic 805 - Business Combinations. We analyze the carrying value of goodwill at the end of each fiscal year. When analyzing goodwill for impairment we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test described below. If we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would calculate the fair value of the reporting unit and perform the two-step quantitative goodwill impairment test. In connection with our year-end asset impairment test, we reconcile the aggregate fair value of our reporting units to our market capitalization including a reasonable control premium. As part of this annual impairment test, we also compare the fair value of each reporting unit with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, there is an indication of impairment. If an indication of impairment is identified, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other identifiable assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying value of goodwill exceeds its implied fair value.

Similarly conducted interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors or in the climate of our business, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price.

In determining whether or not we had goodwill impairment to report for the years ended December 31, 2013, 2012 and 2011, we considered both a market-based valuation approach and an income-based valuation approach when estimating the fair values of our reporting units with goodwill balances as of such dates. The valuation methodology applied in 2013 was consistent with our methodology in 2012 and 2011. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate period and then discounting the cash flows to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material adverse effect on our consolidated financial position or results of operations.

Based on our annual asset impairment test completed as of December 31, 2013, 2012 and 2011, we determined that none of our goodwill was impaired as of such dates. However, we recorded a goodwill impairment charge of approximately $0.5 million as of June 30, 2013, which is discussed below under “Year ended December 31, 2013 compared to Year ended December 21, 2012- Operating Expenses-Impairment Charge”. The assumptions used to estimate fair value were based on estimates of future revenue and expenses incorporated in our current operating plans, growth rates and discounts rates, our interpretation of current economic indicators and market valuations. Significant assumptions and estimates included in our current operating plans were associated with revenue growth, profitability, and related cash flows. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting units. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the lack of sufficient funds allocated by our state and local government payers to compensate us for the level of services we currently provide or the potential increased level of service we may be required to provide in the future due to the impact of the current economic downturn, and loss of a significant contract.

As of December 31, 2013, the fair values of our reporting units subject to quantitative testing substantially exceeded their carrying values.

In connection with our acquisitions, we calculate the fair value of any management contracts, customer relationships, restrictive covenants, software licenses and developed technology. We assess whether any relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes and determine an appropriate useful life for acquired customer relationships based on the expected period of time we will provide services to the payer. While we use discounted cash flows to value intangible assets, we have elected to use the straight-line method of amortization to determine amortization expense. If applicable, we assess the recoverability of the unamortized balance of our long-lived assets based on undiscounted expected future cash flows. If the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any long-lived asset is recognized as an impairment loss.

Based on our annual asset impairment analysis as of December 31, 2013 and 2012, we determined that there was no impairment of intangible assets, other than the intangible assets impairment of approximately $2.5 million recorded in the third quarter of 2012, which is discussed below under “Year ended December 31, 2013 compared to year ended December 31, 2012 – Operating Expenses – Asset Impairment Charge.”.

Accrued transportation costs

Transportation costs are estimated and accrued in the month the services are rendered by contracted transportation providers, and are determined using gross reservations for transportation services less cancellations, and average costs per transportation service by customer contract. Average costs per contract are determined by historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Adjustments to those accruals are made based on reconciliations with actual costs incurred.

Loss reserves for certain reinsurance and self-funded insurance programs

We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned subsidiary Social Services Providers Captive Insurance Company (“SPCIC”). SPCIC is a licensed captive insurance company domiciled in the State of Arizona. SPCIC maintains reserves for obligations related to our reinsurance programs for our automobile, general and professional liability and workers’ compensation coverage.

As of December 31, 2013 and 2012, SPCIC had reserves of approximately $10.6 million and $8.8 million, respectively, for the automobile, general and professional liability and workers’ compensation programs.

In addition, we own Provado Insurance Services, Inc. (“Provado”), a licensed captive insurance company domiciled in the State of South Carolina. Provado historically provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to various members of the network of subcontracted transportation providers and independent third parties within our NET Services operating segment. Effective February 15, 2011, Provado has not renewed its reinsurance agreement and will not assume additional liabilities for policies commencing thereafter. It continues to administer existing policies for the foreseeable future and to resolve remaining and future claims related to these policies.

Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2013 and 2012, Provado recorded reserves of approximately $1.9 million and $4.4 million, respectively.

We utilize analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, and automobile physical damage to determine the amount of required reserves.

We also maintain a self-funded health insurance program provided to our employees. With respect to this program, we consider historical and projected medical utilization data when estimating our health insurance program liability and related expense as well as using services of a third party administrator. As of December 31, 2013 and 2012, we had approximately $1.9 million and $2.1 million, respectively, in reserve for our self-funded health insurance programs.

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

Stock-based compensation

We follow the fair value recognition provisions of ASC Topic 718 - Compensation-Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share based payments at fair value. With respect to stock option awards, the fair value is estimated on the date of grant using the Black-Scholes option-pricing formula and amortized over the option’s vesting periods. The Black-Scholes option-pricing formula requires us to make assumptions for the expected dividend yield, stock price volatility, life of options and risk-free interest rate.

We follow the short-cut method prescribed by ASC 718 to calculate our pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 (“APIC pool”). There was no effect on our financial results for 2013, 2012 or 2011 related to the application of the short-cut method to determine our APIC pool balance.

Under ASC 718, the benefits of tax deductions in excess of the estimated tax benefit of compensation costs recognized in the statement of income for those options are classified as financing cash flows. In 2013 we had net excess tax benefits resulting from the exercise of stock options of approximately $0.4 million (net of approximately $0.7 million in tax shortfalls resulting from the exercise of stock options). In 2012 and 2011, we had a net tax shortfall resulting from the exercise and cancellation of stock options of approximately $0.2 million and $0.1 million (net of approximately $0.1 million and $17 thousand in excess tax benefits resulting from the exercise of stock options), respectively. The gross excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for 2013, 2012 and 2011 in our consolidated statements of cash flows. Our 2006 Long-Term Incentive Plan, as amended, or 2006 Plan, allows us the flexibility to issue up to 4,400,000 shares of our common stock pursuant to awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to employees, directors, consultants, advisors and others who are in a position to make contributions to our success and to encourage such persons to take into account our long-term interests and the interests of our stockholders through ownership of our common stock or securities with value tied to our common stock.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with ASC Topic 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance which includes amounts for state net operating loss and tax credit carryforwards for which we have concluded that it is more likely than not that these state net operating loss and tax credit carryforwards will not be realized in the ordinary course of operations. We recognize interest and penalties related to income taxes as a component of income tax expense.

Results of operations

Segment reporting.    Our financial operating results are organized and reviewed by our chief operating decision maker along our service lines in two reportable segments, Human Services and NET Services. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer. The following describes each of our segments.

Human Services

Human Services includes home and community based counseling, foster care and not-for-profit management services. Our operating entities within Human Services provide services primarily to individuals and families. All of our operating entities within Human Services follow similar operating procedures and methods in managing their operations, and each operating entity works within a similar regulatory environment, primarily under Medicaid regulations. We manage our operating activities within Human Services by actual to budget comparisons within each operating entity rather than by comparison between entities.

Our chief operating decision maker regularly reviews financial and non-financial information for each individual entity within Human Services. While financial performance in comparison to budget is evaluated on an entity-by-entity basis, our operating entities comprising Human Services are aggregated into one reporting segment for financial reporting purposes because we believe that the operating entities exhibit similar long-term financial performance. We believe the economic characteristics of our operating entities within Human Services meet the criteria for aggregation into a single reporting segment under ASC Topic 280-Segment Reporting.

NET Services

NET Services involves managing the delivery of non-emergency transportation services. We operate NET Services as a separate division with operational management and service offerings distinct from our Human Services operating segment. Gross margin performance of individual contracts is consolidated under the associated operating entity and direct general and administrative expenses are allocated to the operating entity.

Consolidated Results

The following table sets forth the percentage of consolidated total revenues represented by items in our consolidated statements of income for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Non-emergency transportation services	68.6%	67.9%	61.7%
Human services	31.4	32.1	38.3
Total revenues	100.0	100.0	100.0

Operating expenses:
Cost of non-emergency transportation services	63.3	63.9	57.2
Client service expense	27.6	27.5	32.3
General and administrative expense	4.3	4.8	5.2
Depreciation and amortization	1.3	1.4	1.4
Asset impairment charge	-	0.2	-
Total operating expenses	96.5	97.8	96.1

Operating income	3.5	2.2	3.9

Non-operating expense:
Interest expense, net	0.6	0.7	1.0
Loss on extinguishment of debt	0.1	-	0.3
Gain on bargain purchase	-	-	(0.3)
Income before income taxes	2.8	1.5	2.9
Provision for income taxes	1.1	0.7	1.1
Net income	1.7%	0.8%	1.8%

Overview of trends of our results of operations for 2013

Our Human Services revenues for 2013 as compared to 2012 were unfavorably impacted primarily by the termination of, and changes to, certain management service agreements and waivers granted under the No Child Left Behind Act, or NCLB. In addition, revenue from our Canadian operations declined for 2013 as compared to 2012 due to the impact of a reorganization of the service delivery system in British Columbia, which began in early 2012, and continued increased competition in this market. The implementation of new programs in certain of our markets partially offset decreases in these revenues for 2013 as compared to 2012. Payroll and related expenses (included in client service expense and general and administrative expense) also decreased in 2013 from 2012 by approximately $3.0 million, primarily due to personnel expenses which were eliminated as a result of contract terminations and changes.

Our NET Services revenues for 2013 as compared to 2012 were favorably impacted by the expansion of business in our Georgia, Texas, New York and South Carolina markets, rate adjustments and continued expansion of our California ambulance commercial and managed care lines of business. The additional revenues from new business were partially offset by the transition of the Connecticut contract from a full risk to an administrative services only contract effective February 1, 2013, and the termination of our Wisconsin Medicaid contract effective July 31, 2013. The results of operations for 2013 as compared to 2012 included an increase in revenue of 2.6% due to new business, while the cost of transportation increased by 0.5% during this period, contributing to improved margins for 2013.

We believe the industry trend away from the more expensive out-of-home service providers in favor of home and community based delivery systems like ours will continue. We believe that our effective, low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit human services organizations. We also believe that the movement toward continued outsourcing of healthcare related non-emergency transportation management by governmental agencies and managed care organizations is a positive trend for the Company. Further, we believe we are well positioned to benefit from emerging trends in healthcare, particularly the development of integrated models of healthcare delivery and financing, and increased focus on logistics management as an important factor in improving patient access to preventative and health management services.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues

Non-emergency transportation services. Non-emergency transportation services revenues were as follows (in thousands):

Year Ended December 31,		Dollar change	Percent change
2013	2012
$770,246	$750,658	$19,588	2.6%

NET Services revenues were favorably impacted in 2013 by:

●	full year results from the expansion of two additional regions in South Carolina in February 2012;
●	full year results from the expansion of two additional regions in Georgia in April and July 2012;
●	full year results from the addition of our Dallas, Texas Medicaid contract in April 2012;
●	the multi-phased implementation of the New York City administrative services contract which began in May 2012 and was completed in the first quarter of 2013;
●	implementation of various MCO contracts in Louisiana, Hawaii and Kansas;
●	continued expansion of our California ambulance commercial and managed care lines of business; and
●	rate adjustments matching historical utilization in a number of our contracts, as well as new rates for several renewed and awarded contracts.

These factors noted above were partially offset by a decrease in revenue resulting from the elimination and transition of the Connecticut “at-risk” contract to a new “administrative services only” contract implemented in February 2013, as well as the elimination of both the State and Southeast Region Medicaid contracts in Wisconsin, and the contract in Arkansas.

A significant portion of this revenue was generated under capitated contracts where we assumed the responsibility of meeting the covered transportation requirements of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Human services. Human services revenues are comprised of the following (in thousands):

	Year Ended December 31,		Dollar change	Percent change
	2013	2012
Home and community based services	$305,616	$309,300	$(3,684)	-1.2%
Foster care services	38,490	33,534	4,956	14.8%
Management fees	8,330	12,397	(4,067)	-32.8%

Total human services revenues	$352,436	$355,231	$(2,795)	-0.8%

Home and community based services. Contract terminations in Florida and Canada, as well as the impact of waivers granted under the NCLB, led to a decrease in home and community based services revenues for 2013 as compared to 2012. Decreases in revenue also occurred due to reforms in managed care and a decrease in services provided in certain regions due to other contract losses and inclement weather. The decrease in revenue was partially offset by revenues derived from our new workforce development program in Wisconsin that began during 2013, as well as the impact of rate increases in certain programs during 2013 and the implementation of other new programs in various markets.

Foster care services. Our foster care services revenues increased in 2013 from 2012 primarily as a result of expanding services into rural areas in Tennessee and a new contract in Texas. We expect the Texas contract to be fully implemented in 2014.

Management fees. The termination of, and changes to, certain management service agreements resulted in decreased management fees in 2013 as compared to 2012. We expect management fees to continue to decrease in 2014 and become a nominal part of our business.

Operating expenses

NET Services

Cost of non-emergency transportation services. Non-emergency transportation services expenses included the following for 2013 and 2012 (in thousands):

	Year Ended December 31,		Dollar change	Percent change
	2013	2012
Payroll and related costs	$92,549	$79,048	$13,501	17.1%
Purchased services	591,538	600,494	(8,956)	-1.5%
Other operating expenses	25,261	25,713	(452)	-1.8%
Stock-based compensation	1,080	1,437	(357)	-24.8%
Total cost of non-emergency transportation services	$710,428	$706,692	$3,736	0.5%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for 2013 as compared to 2012 was due to additional staff hired for new contracts and contract expansions in Georgia, Texas, South Carolina and New York, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 12.0% for 2013 from 10.5% for 2012, as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as transitioning the Connecticut contract and various New York managed care contracts from full risk contracts to administrative services only contracts. All of these activities resulted in higher payroll and related costs as a percentage of consolidated revenue.

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. The termination of our Arkansas and Wisconsin contracts, and the transition to an administrative services only contract in Connecticut, whereby we are only responsible for the authorization process, not the payment to transportation providers, has led to a decrease in purchased services. However, this decrease was partially offset by additional purchased service costs for our expanded business in Georgia, Texas, South Carolina and California for 2013 as compared to 2012.  As a percentage of NET Services revenue, purchased services decreased to approximately 76.8% for 2013, from 80.0% for 2012.

Other operating expenses. Other operating expenses decreased for 2013 as compared to 2012 due primarily to efficiencies gained as we optimized most of our call center and management infrastructure, as well as a reduction in new contract implementation costs. Other operating expenses as a percentage of NET Services revenues were 3.3% for 2013 and 3.4% for 2012.

Stock-based compensation. Stock-based compensation expense was approximately $1.1 million and $1.4 million for 2013 and 2012, respectively. This item was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment under our 2006 Plan, as well as costs related to performance restricted stock units granted to an executive officer and a key employee.

Human Services

Client service expense.    Client service expense included the following for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,		Dollar change	Percent change
	2013	2012
Payroll and related costs	$229,452	$228,782	$670	0.3%
Purchased services	27,748	26,000	1,748	6.7%
Other operating expenses	51,792	48,408	3,384	7.0%
Stock-based compensation	631	894	(263)	-29.4%
Total client service expense	$309,623	$304,084	$5,539	1.8%

Payroll and related costs. Our payroll and related costs increased in 2013 from 2012 primarily due to costs associated with a workforce development contract in Wisconsin that began in 2013, a new foster care program in Texas, 2013 bonus accruals and additional information technology staff added during 2013. These increases were partially offset by decreases in payroll in Florida and Canada and in our nationwide tutoring business, primarily as the result of contract terminations and the impact of waivers granted under the NCLB. Payroll and related costs as a percentage of revenue of our Human Services segment were 65.1% for 2013 and 64.4% for 2012.

Purchased services. We incur a variety of other support service expenses in the normal course of our domestic business, including foster parent payments, pharmacy payments and out-of-home placements. In addition, we subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia, Canada. In 2013, we experienced an increase in foster parent payments of approximately $2.7 million, which corresponds to the increase in foster care revenue. This increase in purchased services was partially offset by decreased costs resulting from contract terminations in Canada of approximately $1.7 million as compared to 2012. Purchased services, as a percentage of our Human Services segment revenues increased to 7.9% for 2013, up from 7.3% for 2012 due to the impact of foster parent payments relative to the level of related revenue.

Other operating expenses. Other operating expenses increased by approximately $0.7 million for 2013 as compared to 2012 due to an increase in incurred but not reported automobile, general liability and workers’ compensation claims. Additionally, other operating expenses increased by approximately $1.0 million for client related costs including client mileage and transportation, primarily related to new program expenses. Program start-up costs for our new Texas contract have also resulted in an increase in expense year over year. Other operating expenses, as a percentage of revenue of our Human Services segment, increased to 14.7% for 2013 from 13.6% for 2012.

Stock-based compensation. Stock-based compensation expense was approximately $0.6 million and $0.9 million for 2013 and 2012, respectively. This item was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to key employees under our 2006 Plan, as well as costs related to performance restricted stock units granted to an executive officer.

General and administrative expense. General and administrative expenses were as follows (in thousands):

Year Ended December 31,		Dollar change	Percent change
2013	2012
$48,633	$53,383	$(4,750)	-8.9%

The decrease in administrative expenses for 2013 as compared to 2012 was primarily a result of a net decrease in payroll and related costs of approximately $3.6 million. This net decrease included decreased costs attributable to changes in management service agreements and decreased severance costs, offset by an increase in accrued bonuses for 2013. Additionally, charitable contribution expense declined by approximately $1.7 million as compared to 2012. These items were partially offset by an increase in facilities costs of approximately $0.7 million related to our NET Services segment growth and the opening of new operating locations. General and administrative expense, as a percentage of revenue, decreased to 4.3% in 2013 from 4.8% in 2012, primarily due to the decreases in general and administrative expenses discussed above, as well as a total revenue increase of approximately 1.5% that did not significantly impact general and administrative expenses.

Depreciation and amortization. Depreciation and amortization were as follows (in thousands):

Year Ended December 31,		Dollar change	Percent change
2013	2012
$14,872	$15,023	$(151)	-1.0%

As a percentage of revenues, depreciation and amortization was approximately 1.3% and 1.4% for 2013 and 2012, respectively.

Asset impairment charge. Asset impairment charges were as follows (in thousands):

Year Ended December 31,		Dollar change	Percent change
2013	2012
$492	$2,506	$(2,014)	-80.4%

During the second quarter of 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C. (“Rio”), our wholly-owned subsidiary, were notified of the termination of funding for certain of their services. We expected that, due to this change in funding, the not-for-profit entities Rio serves will not be able to maintain the level of business they historically experienced, which was expected to result in the decrease or elimination of services provided by Rio. Based on these factors, in connection with preparing our quarterly financial statements for the period ended June 30, 2013, we initiated an analysis of the fair value of goodwill and determined that goodwill related to Rio was impaired. Based on this determination, we recorded a non-cash charge of approximately $0.5 million as of June 30, 2013 to reduce the carrying value of the related goodwill to zero.

During 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it experienced prior to the reorganization. The impact of this system reorganization was not fully realized until the conclusion of the transition to the new system in the third quarter of 2012 and contributed to a decrease in the financial results of operations of WCG for 2012. Due to these factors, we initiated an analysis of the fair value of goodwill and other intangible assets, and determined that customer relationships of WCG which comprise other intangible assets were impaired. Based on this determination, we recorded a non-cash charge of approximately $2.5 million to reduce the carrying value of customer relationship intangible assets based on their estimated fair values as of September 30, 2012.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to approximately $123.5 million at December 31, 2013, from $130.0 million at December 31, 2012. The decrease in our interest expense for 2013 as compared to 2012 primarily resulted from the decrease in outstanding debt, as well as a decrease in the interest rate from LIBOR plus 2.25% - 3.00% to LIBOR plus 1.75% - 2.50% under our credit facility as a result of the refinancing of our long-term debt in August 2013.

Loss on extinguishment of debt. Loss on extinguishment of debt of approximately $0.5 million for 2013 resulted from the write-off of deferred financing fees related to our credit facility that was refinanced in full in August 2013 with proceeds of our amended and restated credit facility. We accounted for the unamortized deferred financing fees related to the previous credit facility under ASC 470-50 – Debt Modifications and Extinguishments. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis and recorded a charge accordingly.

Interest income. Interest income in each of 2013 and 2012 was approximately $0.1 million and resulted primarily from interest earned on interest bearing bank and money market accounts.

 Provision for income taxes

           Our effective tax rate for 2013 and 2012 was 37.7% and 49.2%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2013 and 2012 due primarily to state taxes as well as various non-deductible expenses. The 2013 effective tax rate was favorably impacted primarily by disqualifying dispositions of incentive stock options. The 2012 rate was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition, but was unfavorably impacted by lower projected income before income taxes, which was primarily due to the $2.5 million intangible impairment charge recorded in the quarter ended September 30, 2012.

Adjusted EBITDA

After adjusting for the items noted in the table below, Adjusted EBITDA was $55.3 million for 2013 as compared to $43.6 million for 2012.

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

	(in thousands)
	Year ended December 31,
	2013	2012

Net income	$19,438	$8,482

Interest expense, net	6,894	7,508
Provision for income taxes	11,777	8,211
Depreciation and amortization	14,872	15,023

EBITDA	52,981	39,224

Asset impairment charge (a)	492	2,506
Payments related to retirement of executive officers, net (b)	1,277	1,293
Strategic alternatives costs (c)	-	593
Loss on extinguishment of debt (d)	525	-

Adjusted EBITDA	$55,275	$43,616

a)	Due to asset impairment charges taken in 2013 related to Rio and in 2012 related to WCG.
b)	Represents payments related to the retirement or termination of certain executives and a key employee, net of benefit of forfeiture of stock based compensation upon their departure.

c)

Represents costs incurred related to our review of strategic alternatives arising from unsolicited proposals to take our company private. We terminated this review in June 2012 upon determining that a continued focus on our operations was the best alternative to maximize shareholder value.

d)	Represents a loss on extinguishment of debt resulting from the write-off of deferred financing fees related to our credit facility that was refinanced in full in August 2013.

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues

Non-emergency transportation services. Non-emergency transportation services revenues were as follows (in thousands):

Year Ended December 31,		Dollar change	Percent change
2012	2011
$750,658	$581,541	$169,117	29.1%

NET Services revenue was favorably impacted by the following:

•	a new contract in Wisconsin effective July 1, 2011;

•	re-contracting of the Missouri program in November 2011;

•	geographical expansion and positive rate adjustment of our contracts in New Jersey;

•	expansion of our regional Connecticut contract to a statewide contract;

•	re-award of the two additional South Carolina regions in February 2012;

•	the award of two additional regions in Georgia;

•	a new contract in Texas which began in April 2012;

•	multiple phases of a state administered New York City contract which began in May 2012;

•	implementation of a Wisconsin contract effective September 1, 2012; and

•	continued expansion of our California ambulance commercial and managed care lines of business.

Human services. Human services revenues are comprised of the following (in thousands):

	Year Ended December 31,		Dollar change	Percent change
	2012	2011
Home and community based services	$309,300	$314,556	$(5,256)	-1.7%
Foster care services	33,534	34,204	$(670)	-2.0%
Management fees	12,397	12,679	$(282)	-2.2%
Total human services revenues	$355,231	$361,439	$(6,208)	-1.7%

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

Management fees. Fees for management services provided to certain not-for-profit organizations under management services agreements decreased in 2012 as compared to 2011 primarily due to our acquisition of ReDCo, with whom we previously had a management services agreement. The acquisition of ReDCo resulted in a reduction of management fees of approximately $0.8 million in 2012.

Operating expenses

NET Services

Cost of non-emergency transportation services. Cost of non-emergency transportation services expense included the following for 2012 and 2011 (in thousands):

	Year Ended December 31,		Dollar change	Percent change
	2012	2011
Payroll and related costs	$79,048	$58,289	$20,759	35.6%
Purchased services	600,494	455,888	144,606	31.7%
Other operating expenses	25,713	24,043	1,670	6.9%
Stock-based compensation	1,437	1,197	240	20.1%
Total cost of non-emergency transportation services	$706,692	$539,417	$167,275	31.0%

Payroll and related costs. The increase in payroll and related costs of our NET Services operating segment for 2012 as compared to 2011 was due to additional staff hired to service a new statewide Wisconsin contract effective July 1, 2011, as well as the expansion of our existing business in New Jersey, along with additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. In addition, we re-entered the State of Missouri on October 31, 2011 and hired staff for program implementations in Connecticut, Georgia, New York City, South Carolina, Texas and Wisconsin commencing at various times from February 2012 to September 2012. Payroll and related costs, as a percentage of NET Services revenue, increased to 10.5% for 2012 from 10.0% for 2011 as additional staff is needed during the first three months of most contracts and or until volume and calls stabilize. In addition, some of these new contracts, such as Texas are more labor intensive than some of our other historical programs.

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. For 2012, we experienced higher utilization than in 2011 primarily due to relatively warmer weather during the winter months resulting in fewer cancellations of scheduled trips. Additionally, since 2011, we have added a statewide contract in Wisconsin, completed the operations expansion into all counties in New Jersey as well as adding all of New Jersey’s managed care lives to the population we serve. Furthermore, we began a state-wide contract in Missouri, expanded in Connecticut, Georgia and South Carolina, and implemented new contracts in New York and Texas. These factors resulted in an increase in purchased transportation costs for 2012 as compared to 2011. As a percentage of NET Services revenue, purchased services increased to approximately 80.0% for 2012 from approximately 78.4% for 2011 as a result of competitively bid contracts as well as higher utilization within existing and expanded contracts.

Other operating expenses. Other operating expenses increased for 2012 as compared to 2011 due primarily to contract start-up and implementation related expenses such as member communications, telecommunications, software maintenance, business taxes and training. These increases were partially offset by a decrease in claims expense related to Provado Insurance Services, Inc. (a wholly-owned subsidiary), or Provado, which did not renew its reinsurance agreement or assume liabilities for insurance policies after February 15, 2011, as well as, a decrease in consulting services. Other operating expenses as a percentage of revenue decreased to 3.4% for 2012 from 4.1% for 2011 as a result of these factors.

Stock-based compensation. Stock-based compensation expense primarily consisted of approximately $1.4 million and $1.1 million for 2012 and 2011, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services operating segment since January 1, 2009 under our 2006 Plan. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

Human Services

Client service expense.    Client service expense included the following for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,		Dollar change	Percent change
	2012	2011
Payroll and related costs	$228,782	$222,129	$6,653	3.0%
Purchased services	26,000	32,880	(6,880)	-20.9%
Other operating expenses	48,408	48,588	(180)	-0.4%
Stock-based compensation	894	810	84	10.4%
Total client service expense	$304,084	$304,407	$(323)	-0.1%

Payroll and related costs. Our payroll and related costs increased from 2011 to 2012 because we added over 600 new employees in connection with the acquisition of ReDCo, which resulted in an increase in payroll and related costs of approximately $12.6 million for 2012 as compared to 2011. In addition, we experienced increased healthcare claims activity under our self-funded employee health plan, which resulted in increased expense of approximately $1.4 million for 2012 as compared to 2011. These increases were partially offset by a net decrease in payroll in Michigan, Texas, Virginia and Canada as a result of contract terminations in these markets. As a percentage of revenue of our Human Services segment, payroll and related costs increased to 64.4% for 2012 from 61.5% for 2011 primarily due to the impact of higher payroll and related costs of ReDCo relative to its revenue contribution and increased healthcare claims activity under our self-funded employee health plan.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia. In addition, we incur a variety of other support service expenses in the normal course of business including foster parent payments, pharmacy payments and out-of-home placements. In 2012 we experienced decreased costs resulting from contract terminations in Canada of approximately $4.5 million, decreased cost of other support services of approximately $1.0 million, and decreased foster parent payments of approximately $1.3 million, as compared to 2011. Purchased services, as a percentage of our Human Services segment revenue, decreased to 7.3% for 2012 from 9.1% for 2011 due to the fact that we incurred only nominal additional purchased services expense as a result of the inclusion of ReDCo relative to the revenue contributed by this acquired business.

Other operating expenses. The acquisition of ReDCo added approximately $1.7 million to other operating expenses for 2012 as compared to 2011. In addition, expense related to our wholly-owned captive insurance subsidiary for workers compensation and general and professional liability claims incurred but not reported increased for 2012 as compared to 2011 due to a change in the estimated cost of these claims as determined by actuarial analysis. The increase in other operating expenses was partially offset by decreased costs associated with our Michigan, Texas and Canada operations due to contract terminations. As a result, other operating expenses, as a percentage of revenue of our Human Service segment, increased to 13.6% for 2012 from 13.4% for 2011.

Stock-based compensation. Stock-based compensation expense primarily consisted of approximately $0.8 million and $0.7 million for 2012 and 2011, respectively, which represents the amortization of the fair value of stock options and restricted stock awarded to key employees since January 1, 2009 under our 2006 Plan. In addition, stock-based compensation expense included costs related to performance restricted stock units granted to an executive officer.

General and administrative expense. General and administrative expenses were as follows (in thousands):

Year Ended December 31,		Dollar change	Percent change
2012	2011
$53,383	$48,861	$4,522	9.3%

The increase in corporate administrative expenses for 2012 as compared to 2011 was primarily a result of an increase of approximately $2.5 million in rent and related charges, of which approximately $0.9 million related to the ReDCo acquisition. Additionally, corporate administrative expenses for 2012 as compared to 2011 increased due to payments related to the retirement of two executive officers in November 2012 of approximately $2.2 million and rent expense related to unused office space of approximately $0.4 million. Partially offsetting the increase in corporate administrative expenses for 2012 as compared to 2011 was a decrease in stock compensation expense of approximately $0.6 million due to the forfeiture of stock based compensation related to the retirement of two executive officers in 2012, net of accelerated vesting of restricted stock grants due to the death of a company director. Corporate administrative costs also included expenses of approximately $0.6 million related to third party professional fees associated with the consideration of strategic alternatives, which resulted in increased expense for 2012 as compared to 2011. As a percentage of revenue, general and administrative expense decreased to 4.8% for 2012 from 5.2% for 2011 due to revenue growth outpacing the growth in corporate administrative expenses.

Depreciation and amortization. Depreciation and amortization were as follows (in thousands):

Year Ended December 31,		Dollar change	Percent change
2012	2011
$15,023	$13,656	$1,367	10.0%

As a percentage of revenues, depreciation and amortization was approximately 1.4% for 2012 and 2011.

Asset impairment charge

During 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it experienced prior to the reorganization. The impact of this system reorganization was not fully realized until the conclusion of the transition to the new system in the third quarter of 2012 and contributed to a decrease in the financial results of operations of WCG for 2012. Based on these factors, we initiated an analysis of the fair value of goodwill and other intangible assets and determined that customer relationships which comprise other intangible assets were impaired at September 30, 2012. Based on this determination, we recorded a non-cash charge of approximately $2.5 million to reduce the carrying value of customer relationships based on their estimated fair values.

Non-operating (income) expense

Interest expense. Our current and long-term debt obligations have decreased to $130.0 million at December 31, 2012 from approximately $150.5 million at December 31, 2011, which was a significant factor contributing to the decrease in our interest expense for 2012 as compared to 2011. Additionally, in March 2011, our interest rate under our credit facility decreased from LIBOR plus 6.5% to LIBOR plus 2.75% due to the refinancing of our long-term debt.

Loss on extinguishment of debt. Loss on extinguishment of debt for 2011 of approximately $2.5 million resulted from the write-off of deferred financing fees related to our credit facility that was refinanced in full in March 2011. We accounted for the unamortized deferred financing fees related to the previous credit facility under ASC 470-50 – Debt Modifications and Extinguishments. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis, which resulted in a loss on extinguishment of debt of $2.5 million.

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

Interest income. Interest income for 2012 and 2011 was approximately $0.1 million and $0.2 million, respectively, and resulted primarily from interest earned on interest bearing bank and money market accounts.

Provision for income taxes

Our effective tax rate from continuing operations for 2012 and 2011 was 49.2% and 37.0%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for 2011 and 2012 due primarily to state taxes as well as non-deductible stock option expense. Additionally, the tax rate for 2011 was favorably impacted by the gain on bargain purchase, recorded net of deferred taxes of approximately $1.4 million, which was not subject to income taxation. Further, the effective tax rate for 2012 was favorably impacted by the final determination of the tax benefits related to certain liabilities assumed as a result of a 2011 acquisition and unfavorably impacted by lower income before income taxes, which was partially due to the $2.5 million asset impairment charge recorded in the quarter ended September 30, 2012.

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

	(in thousands)
	Year ended December 31,
	2012	2011

Net income	$8,482	$16,940

Interest expense, net	7,508	10,002
Provision for income taxes	8,211	9,945
Depreciation and amortization	15,023	13,656

EBITDA	39,224	50,543

Asset impairment charge (a)	2,506	-
Payments related to retirement of executive officers, net (b)	1,293	-
Strategic alternatives costs (c)	593	-
Loss on extinguishment of debt (d)	-	2,463
Gain on bargain purchase (e)	-	(2,711)

Adjusted EBITDA	$43,616	$50,295

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

d)	Represents a loss on extinguishment of debt resulting from the write-off of deferred financing fees related to our credit facility that was refinanced in full in March 2011.
e)	Represents a gain associated with our acquisition of ReDCo in 2011 where the fair value of the acquired entity’s net assets exceeded the purchase price of the entity.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. In our Human Services operating segment, lower client demand for our home and community based services during the holiday and summer seasons generally results in lower revenue during those periods. However, our operating expenses related to the Human Services operating segment do not vary significantly with these changes. As a result, our Human Services operating segment typically experiences lower operating margins during the holiday and summer seasons. Our NET Services operating segment also experiences fluctuations in demand for our non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a primarily fixed revenue stream based on a per member, per month payment structure, our NET Services operating segment normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash on hand, the generation of cash from our operating segments and from our revolving credit facility.

Cash flow from operations was our primary source of cash in 2013. Our balance of cash and cash equivalents was approximately $99.0 million and $55.9 million at December 31, 2013 and 2012, respectively. Approximately $4.6 million of cash was held by WCG at December 31, 2013, and is not available to fund domestic operations unless the funds are repatriated. The repatriation of funds would be subject to certain taxes and fees that are prohibitive, and as such, we do not currently intend to repatriate funds held internationally. We had restricted cash of approximately $15.7 million and $12.7 million at December 31, 2013 and 2012, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At December 31, 2013 and 2012, our total debt was approximately $123.5 million and $130.0 million, respectively.

We may access capital markets to raise equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, with respect to required debt payments, our credit agreement requires us, subject to certain exceptions as set forth in the credit agreement, to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $55.2 million for 2013. These cash flows included net income of approximately $19.4 million, and net non-cash items including depreciation, amortization, amortization of deferred financing costs, loss on extinguishment of debt, provision for doubtful accounts, stock-based compensation, deferred income taxes, asset impairment charge and other items of approximately $19.1 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●

approximately $18.9 million due to the increase in accounts payable and accrued expenses primarily attributable to the timing of payments related to non-emergency transportation contract reimbursements; and

●

approximately $6.4 million related to the decrease in accrued purchased transportation primarily due to the termination of the two Wisconsin NET Services contracts effective July 31, 2013 and the transition to an administrative services only contract in Connecticut.

Investing activities. Net cash used in investing activities totaled approximately $13.8 million for 2013. Approximately $10.2 million was used to purchase property and equipment to support the growth of our operations. Additionally, approximately $2.8 million of this amount related to an increase in restricted cash, which was primarily due to the annual insurance policy renewals and the opening of a trust account for our wholly-owned captive insurance subsidiary.

Financing activities. Net cash provided by financing activities totaled approximately $2.1 million for 2013. Under the amended and restated credit facility we entered into in August 2013, we borrowed $60.0 million under a term loan and $16.0 million from our revolving credit facility, and repaid approximately $82.5 million of existing long-term debt. We also paid financing fees associated with the refinancing of our long-term debt, of which approximately $0.3 million were expensed and approximately $1.8 million were deferred and are being amortized over the life of the credit facility. Cash provided by financing activities also included $11.2 million of cash received from employee stock option exercises and the related excess tax benefits.

Obligations and commitments

Convertible senior subordinated notes. On November 13, 2007, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes (“Senior Notes”), under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare. Approximately $47.5 million of the Senior Notes remained outstanding as of December 31, 2013 and are due in 2014. The proceeds of $70.0 million were used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Senior Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt.

In connection with our issuance of the Senior Notes, we entered into an Indenture between us, as issuer, and The Bank of New York Trust Company, N.A., as trustee, or the Indenture.

We pay interest at a rate of 6.5% per annum on the Senior Notes in cash semiannually in arrears on May 15 and November 15 of each year. The Senior Notes will mature on May 15, 2014.

The Senior Notes are convertible, under certain circumstances, into our common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1,000 principal amount of Senior Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Senior Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Senior Notes. In the event of a fundamental change as described in the Indenture, each holder of the Senior Notes shall have the right to require us to repurchase the Senior Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares of our capital stock; (ii) a merger or consolidation of our company with or into another entity, merger of another entity into our company, or the sale, transfer or lease of all or substantially all of our assets to another entity (other than to one or more of our wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of our capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of our company and results in a reclassification, conversion or exchange of outstanding shares of our common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted our board of directors, together with any new directors whose election to our board of directors or whose nomination for election by our stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of our board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of our company is approved by our board of directors or our stockholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

The Indenture contains customary terms and provisions that provide that upon certain events of default, including, without limitation, the failure to pay amounts due under the Senior Notes when due, the failure to perform or observe any term, covenant or agreement under the Indenture, or certain defaults under other agreements or instruments, occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of the Senior Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. Upon any such declaration, such principal, premium, if any, and interest shall become due and payable immediately. In the case of certain events of bankruptcy or insolvency relating to us or any significant subsidiary of our company, the principal amount of the Senior Notes together with any accrued interest through the occurrence of such event shall automatically become and be immediately due and payable without any declaration or other act of the Trustee or the holders of the Senior Notes.

During 2012, we repurchased approximately $2.5 million principal amount of the Senior Notes with cash.

Credit facility. On August 2, 2013, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Amended and Restated Credit Agreement provides us with a senior secured credit facility, or the New Senior Credit Facility, in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. The New Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On August 2, 2013, we borrowed the entire amount available under the term loan facility and $16.0 million under our revolving credit facility and used the proceeds thereof to refinance certain of our existing indebtedness. Prospectively, the proceeds of the New Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Senior Notes; and (iv) other general corporate purposes.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 1.75% to 2.50% in the case of LIBOR loans and 0.75% to 1.50% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to our term loan at December 31, 2013 was 2.42%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 1.75% to 2.50%, respectively, in each case, based on our consolidated leverage ratio.

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

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of December 31, 2013.

We had $16.0 million of borrowings outstanding under the revolving credit facility as of December 31, 2013. $25.0 million of the revolving credit facility is available to collateralize certain letters of credit. As of December 31, 2013, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At December 31, 2013, our available credit under the revolving credit facility was $142.3 million.

Our obligations under the New Senior Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, which include our insurance captives and not-for-profit subsidiaries. Our obligations under, and each guarantor’s obligations under its guaranty of, the New Senior Credit Facility are secured by a first priority lien on substantially all of our respective assets, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries and 65% of the issued and outstanding stock of our first tier foreign subsidiaries.

We incurred fees of approximately $2.1 million to refinance our long-term debt. We have accounted for fees related to the refinancing of our long-term debt, as well as unamortized deferred financing fees related to the Senior Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, we evaluated the accounting for financing fees on a lender by lender basis. Of the total amount of deferred financing fees related to the Senior Credit Facility, approximately $0.8 million will continue to be deferred and amortized and approximately $0.5 million was expensed in the quarter ending September 30, 2013. Of the $2.1 million of fees incurred to refinance the long-term debt, approximately $1.8 million will be deferred and amortized and approximately $0.3 million was expensed in the quarter ending September 30, 2013.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors of a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through Social Services Providers Captive Insurance Company (“SPCIC”), a wholly owned subsidiary of the Company. Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services operating segment through Provado.  While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to those policies. Provado is a licensed captive insurance company domiciled in the State of South Carolina. The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC:

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. At December 31, 2013, the cumulative reserve for expected losses since inception in 2005 of this reinsurance program was approximately $2.4 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in automobile and workers’ compensation liability coverage, provide for surplus reserves, and fund any other risk management activities.

SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $0.5 million per occurrence with an $11.0 million annual policy aggregate limit. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2013 was approximately $8.0 million.

SPCIC also reinsures a third-party insurer for automobile liability exposures for approximately $250 thousand per claim. The cumulative reserve for expected losses since inception in 2013 of this reinsurance program at December 31, 2013 was approximately $0.3 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated reinsurance programs at December 31, 2013 was approximately $3.5 million. We recorded a corresponding receivable from third-party insurers and liability at December 31, 2013 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $13.9 million and $10.7 million at December 31, 2013 and 2012, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience. Although we believe that the amounts accrued for losses incurred but not reported under the terms of our reinsurance programs are sufficient, any significant increase in the number of claims or costs associated with these claims made under these programs could have a material adverse effect on our financial results.

Provado:

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250 thousand of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250 thousand to an additional aggregate limit of $1.1 million. The cumulative reserve for expected losses of this reinsurance program at December 31, 2013 was approximately $1.9 million. As noted above, effective February 15, 2011, Provado did not renew its reinsurance agreement and will not assume liabilities for policies after that date. It will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies.

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

Providence Liability Insurance Coverages

The decision to reinsure our risks and provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations, and fluctuating insurance premium rates. Certain changes are made periodically to our insurance coverage which we believe balances our costs and risks in an appropriate manner. While we are insured for the types of claims discussed above, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud or punitive damages, could adversely affect our cash flow and financial condition.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. As of December 31, 2013, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $250 thousand per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator, and therefore, have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $1.9 million and $2.1 million as of December 31, 2013 and 2012, respectively, was recorded in “Reinsurance liability reserve” in our consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2013:

	At December 31, 2013
Contractual cash obligations (000's)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$123,500	$48,250	$8,250	$67,000	$-
Interest (1)	9,972	3,601	3,715	2,656	-
Purchased services commitments	487	404	83	-	-
Operating Leases	55,906	15,662	20,800	10,578	8,866
Total	$189,865	$67,917	$32,848	$80,234	$8,866

(1)	Future interest payments have been calculated at the current rates as of December 31, 2013.

Stock repurchase program

           In 2012, we spent approximately $3.5 million to repurchase 293,600 shares of our common stock in the open market under a stock repurchase program approved by our board of directors on February 1, 2007. Under this stock repurchase program we may repurchase up to one million shares of our common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions and our capital requirements. Since inception, we have spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market. We did not purchase shares of our common stock during the period 2008 through 2011 or during 2013 under this plan.

Off-balance sheet arrangements

             As of December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 effective January 1, 2013. The adoption of ASU 2013-02 did not have an effect on the presentation of our consolidated financial statements.

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

Interest rate and market risk

As of December 31, 2013, we had borrowings under our term loan of $60.0 million and borrowings under our revolving line of credit of $16.0 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 2.25% per annum as of December 31, 2013. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.2 million over the remaining term of the Amended and Restated Credit Agreement, which expires in 2018.

We have convertible senior subordinated notes of $47.5 million outstanding at December 31, 2013 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

 We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 8.      Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2013, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (1992).

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

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2013.

KPMG LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting. KPMG LLP’s audit report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited The Providence Service Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Providence Service Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the related financial statement schedule, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule contained in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
March 14, 2014

The Providence Service Corporation

Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$98,995	$55,863
Accounts receivable, net of allowance of $4.2 million in 2013 and $3.7 million in 2012	88,315	98,628
Management fee receivable	1,821	2,662
Other receivables	4,786	4,105
Prepaid expenses and other	11,831	12,622
Restricted cash	3,772	1,787
Deferred tax assets	2,152	532
Total current assets	211,672	176,199
Property and equipment, net	32,709	30,380
Goodwill	113,263	113,915
Intangible assets, net	43,476	49,651
Other assets	11,681	10,639
Restricted cash, less current portion	11,957	10,953
Total assets	$424,758	$391,737
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$48,250	$14,000
Accounts payable	3,904	4,569
Accrued expenses	52,484	32,976
Accrued transportation costs	54,962	61,316
Deferred revenue	3,687	7,055
Reinsurance liability reserve	10,778	12,713
Total current liabilities	174,065	132,629
Long-term obligations, less current portion	75,250	116,000
Other long-term liabilities	15,359	13,527
Deferred tax liabilities	9,447	10,894
Total liabilities	274,121	273,050
Commitments and contingencies (Notes 13 and 16)
Stockholders' equity
Common stock: authorized 40,000,000 shares; $0.001 par value; 14,477,312 and 13,785,947 issued and outstanding (including treasury shares)	14	14
Additional paid-in capital	194,363	180,778
Accumulated deficit	(33,641)	(53,079)
Accumulated other comprehensive loss, net of tax	(1,419)	(893)
Treasury shares, at cost, 956,442 and 928,478 shares	(15,641)	(15,094)
Total Providence stockholders' equity	143,676	111,726
Non-controlling interest	6,961	6,961
Total stockholders' equity	150,637	118,687
Total liabilities and stockholders' equity	$424,758	$391,737

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Income

(in thousands except share and per share data)

	Year ended December 31,
	2013	2012	2011

Revenues:
Non-emergency transportation services	770,246	750,658	581,541
Human services	352,436	355,231	361,439
Total revenues	1,122,682	1,105,889	942,980

Operating expenses:
Cost of non-emergency transportation services	710,428	706,692	539,417
Client service expense	309,623	304,084	304,407
General and administrative expense	48,633	53,383	48,861
Depreciation and amortization	14,872	15,023	13,656
Asset impairment charge	492	2,506	-
Total operating expenses	1,084,048	1,081,688	906,341
Operating income	38,634	24,201	36,639

Other (income) expense:
Interest expense	7,035	7,640	10,206
Loss on extinguishment of debt	525	-	2,463
Gain on bargain purchase	-	-	(2,711)
Interest income	(141)	(132)	(204)
Income before income taxes	31,215	16,693	26,885
Provision for income taxes	11,777	8,211	9,945
Net income	$19,438	$8,482	$16,940

Earnings per common share:
Basic	$1.44	$0.64	$1.28
Diluted	$1.41	$0.64	$1.27

Weighted-average number of common shares outstanding:
Basic	13,499,885	13,225,448	13,242,702
Diluted	13,809,874	13,354,613	13,321,609

 See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	Year ended December 31,
	2013	2012	2011

Net income	$19,438	$8,482	$16,940
Other comprehensive income (loss):
Foreign currency translation adjustments	(526)	235	(247)
Other comprehensive income (loss)	(526)	235	(247)
Comprehensive income	$18,912	$8,717	$16,693

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Stockholders' Equity

(in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Interest	Total
Balance at December 31, 2010	13,580,385	$14	$172,541	$(78,501)	$(881)	619,768	$(11,384)	$6,961	$88,750
Stock-based compensation	-	-	3,675	-	-	-	-	-	3,675
Exercise of employee stock options, including net tax shortfall of $100	7,872	-	(44)	-	-	-	-	-	(44)
Restricted stock issued	33,694	-	-	-	-	3,808	(51)	-	(51)
Foreign currency translation adjustments	-	-	-	-	(247)	-	-	-	(247)
Net income	-	-	-	16,940	-	-	-	-	16,940
Balance at December 31, 2011	13,621,951	14	176,172	(61,561)	(1,128)	623,576	(11,435)	6,961	109,023
Stock-based compensation	-	-	3,873	-	-	-	-	-	3,873
Exercise of employee stock options, including net tax shortfall of $215	90,915	-	733	-	-	-	-	-	733
Restricted stock issued	73,081	-	-	-	-	11,302	(169)	-	(169)
Stock repurchase	-	-	-	-	-	293,600	(3,490)	-	(3,490)
Foreign currency translation adjustments	-	-	-	-	235	-	-	-	235
Net income	-	-	-	8,482	-	-	-	-	8,482
Balance at December 31, 2012	13,785,947	14	180,778	(53,079)	(893)	928,478	(15,094)	6,961	118,687
Stock-based compensation	-	-	3,079	-	-	-	-	-	3,079
Exercise of employee stock options, including net tax benefit of $437	592,126	-	10,506	-	-	-	-	-	10,506
Restricted stock issued	99,239	-		-	-	27,964	(547)	-	(547)
Foreign currency translation adjustments	-	-	-	-	(526)	-	-	-	(526)
Net income	-	-	-	19,438	-	-	-	-	19,438
Balance at December 31, 2013	14,477,312	$14	$194,363	$(33,641)	$(1,419)	956,442	$(15,641)	$6,961	$150,637

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities
Net income	$19,438	$8,482	$16,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,738	7,537	5,921
Amortization	7,134	7,486	7,735
Provision for doubtful accounts	3,245	2,305	3,131
Stock based compensation	3,079	3,873	3,675
Deferred income taxes	(3,282)	(816)	(530)
Amortization of deferred financing costs	960	1,138	1,695
Loss on extinguishment of debt	525	-	2,463
Excess tax benefit upon exercise of stock options	(1,120)	(91)	(17)
Asset impairment charge	492	2,506	-
Gain on bargain purchase	-	-	(2,711)
Other non-cash charges	364	158	645
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,186	(16,589)	(9,019)
Management fee receivable	659	875	2,302
Other receivables	540	(319)	2,334
Restricted cash	(141)	163	(80)
Prepaid expenses and other	(856)	256	(680)
Reinsurance liability reserve	(19)	1,034	(431)
Accounts payable and accrued expenses	18,863	2,412	(5,342)
Accrued transportation costs	(6,354)	13,660	5,788
Deferred revenue	(3,366)	4,862	(3,179)
Other long-term liabilities	152	3,556	398
Net cash provided by operating activities	55,237	42,488	31,038
Investing activities
Purchase of property and equipment	(10,183)	(9,522)	(11,306)
Net increase (decrease) in short-term investments	177	444	(113)
Acquisitions, net of cash acquired	(989)	(190)	(4,889)
Restricted cash for reinsured claims losses	(2,848)	2,633	1,692
Net cash used in investing activities	(13,843)	(6,635)	(14,616)
Financing activities
Repurchase of common stock, for treasury	(547)	(3,658)	(51)
Proceeds from common stock issued pursuant to stock option exercise	10,069	949	56
Excess tax benefit upon exercise of stock options	1,120	91	17
Proceeds from long-term debt	76,000	-	115,000
Repayment of long-term debt	(82,500)	(20,493)	(146,811)
Debt financing costs	(2,082)	(65)	(2,651)
Capital lease payments	(9)	(23)	(15)
Net cash provided by (used in) financing activities	2,051	(23,199)	(34,455)
Effect of exchange rate changes on cash	(313)	25	(44)
Net change in cash	43,132	12,679	(18,077)
Cash at beginning of period	55,863	43,184	61,261
Cash at end of period	$98,995	$55,863	$43,184

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Supplemental Cash Flow Information

(in thousands)

	Year ended December 31,
Supplemental cash flow information	2013	2012	2011

Cash paid for interest	$5,839	$6,505	$8,605
Cash paid for income taxes	$13,395	$8,877	$11,294

Acquisitions:
Purchase price	$989	$190	$8,573
Less:
Cash acquired	-	-	(3,684)
Acquisitions, net of cash acquired	$989	$190	$4,889

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2013

(in thousands except share and per share data)

1.    Basis of Presentation, Description of Business, Significant Accounting Policies and Critical Accounting Estimates

Basis of Presentation

           The Providence Service Corporation (the “Company”) follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by nongovernmental entities. All amounts are presented in US dollars, unless otherwise noted. In order to conform to the current year presentation, prior year amounts have been reclassified to show human services revenues as one line item. Additionally, prior year other receivables and prepaid expenses and other have been reclassified for comparable presentation purposes.

Description of Business

The Company is a government outsourcing privatization organization. The Company operates in two segments, Human Services and Non-Emergency Transportation Services (“NET Services”). During the third quarter of 2013, the Company changed the name of its Social Services segment to the Human Services segment. The name change was made as part of a rebranding effort to reflect the future strategy of the Human Services business and to better describe the broad spectrum of services it provides. As of December 31, 2013, the Company operated in 43 states and the District of Columbia in the United States and in three provinces in Canada.

The Human Services operating segment responds to governmental privatization initiatives in adult and juvenile justice, corrections, social services, welfare systems, education and workforce development by providing home and community-based counseling services and foster care services to at-risk families and children. These services are purchased primarily by state, county and city levels of government, and are delivered under block purchase, cost-based and fee-for-service arrangements. The Company also contracts with not-for-profit organizations to provide management services for a fee.

The NET Services operating segment contracts for the provision of non-emergency transportation management services to Medicaid and Medicare beneficiaries. The entities that pay for non-emergency medical transportation management services primarily include state Medicaid programs, health maintenance organizations and commercial insurers. Most of the Company’s non-emergency medical transportation management services are delivered under fixed-payment capitated contracts where the Company assumes the responsibility of meeting the covered transportation requirements of beneficiaries residing in a specific geographic region.

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in its business. In the Company’s Human Services operating segment, lower client demand for its home and community based services during the holiday and summer seasons generally results in lower revenue during those periods. However, the Company’s operating expenses related to the Human Services operating segment do not vary significantly with these changes. As a result, the Company’s Human Services operating segment typically experiences lower operating margins during the holiday and summer seasons. The Company’s NET Services operating segment also experiences fluctuations in demand for its non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a primarily fixed revenue stream based on a per member, per month payment structure, the Company’s NET Services operating segment normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, including its foreign wholly-owned subsidiary WCG International Ltd. (“WCG”). All intercompany accounts and transactions have been eliminated in consolidation.

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

At December 31, 2013 and 2012, approximately $4,607 and $4,135, respectively, of cash was held by WCG and may not be freely transferable without unfavorable tax consequences between the Company and WCG.

Restricted Cash

The Company had approximately $15,729 and $12,740 of restricted cash at December 31, 2013 and 2012 as follows:

	December 31,
	2013	2012
Collateral for letters of credit - Contractual obligations	$243	$243
Contractual obligations	839	698
Subtotal restricted cash for contractual obligations	1,082	941

Collateral for letters of credit - Reinsured claims losses	3,033	5,634
Escrow/Trust - Reinsured claims losses	11,614	6,165
Subtotal restricted cash for reinsured claims losses	14,647	11,799
Total restricted cash	15,729	12,740

Less current portion	3,772	1,787

	$11,957	$10,953

Of the restricted cash amount at December 31, 2013 and 2012:

●	$243 in both periods served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

●

approximately $839 and $698, respectively, was held to fund the Company’s obligations under arrangements with various governmental agencies through the Company’s correctional services business (“Correctional Services”);

●	approximately $3,033 and $5,634, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s reinsurance program;

●	of the remaining $11,614 and $6,165:

o	approximately $3,070 and $5,069, respectively, was restricted and held in trust for historical reinsurance claims losses under the Company’s general and professional liability reinsurance program;

o	approximately $732 and $1,096, respectively, was restricted under our historical auto liability program; and

o

approximately $7,812 was restricted and held in a trust at December 31, 2013 for reinsurance claims losses under the Company’s workers’ compensation, general and professional liability and auto liability reinsurance programs.

At December 31, 2013, approximately $10,882, $3,276, $482 and $250 of the restricted cash was held in custody by Wells Fargo, Bank of Tucson, Fifth Third Bank and Bank of America, respectively. The cash is restricted as to withdrawal or use and is currently invested in certificates of deposit or short-term marketable securities. Approximately $839 was also restricted as to withdrawal or use and is currently held in various non-interest bearing bank accounts related to Correctional Services.

Short-Term Investments

As part of its cash management program, the Company from time to time maintains short-term investments. These investments have a term to earliest maturity of less than one year and are comprised of certificates of deposit. These investments are carried at cost, which approximates market value, and are classified as “Prepaid expenses and other” in the consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, management fee receivable and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments. The fair value of the Company’s long-term obligations is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying amount of the long-term obligations approximates its fair value.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records all accounts receivable amounts at their contracted amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on specific client collection issues. In circumstances where the Company is aware of a specific payer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect.

The Company’s write-off experience for each of the years ended December 31, 2013, 2012 and 2011 was less than 1% of the Company’s revenue. The Company’s provision for doubtful accounts expense for the years ended December 31, 2013, 2012 and 2011 was $3,245, $2,305 and $3,131, respectively.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation, or at fair value if the assets were initially recorded as the result of a business combination. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Maintenance and repairs are expensed as incurred. Gains and losses resulting from the disposition of an asset are reflected in operating expense.

Impairment of Long-Lived Assets

Goodwill

The Company analyzes the carrying value of goodwill at the end of each fiscal year, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) the loss of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in the Company’s stock price. When analyzing goodwill for impairment the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test described below. If the Company determines, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would calculate the fair value of the reporting unit and perform a two-step quantitative goodwill impairment test. In connection with its analysis of the carrying value of goodwill, the Company reconciles the aggregate fair value of its reporting units to the Company’s market capitalization including a control premium that is reasonable within the context of industry data on premiums paid. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the Company must proceed to a second step, and the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

 Intangible assets subject to amortization

The Company separately values all acquired and internally developed identifiable intangible assets apart from goodwill. The Company has historically allocated a portion of the purchase consideration to customer relationships, developed technology, management contracts and restrictive covenants acquired through business combinations based on the expected direct or indirect contribution to future cash flows on a discounted cash flow basis over the useful life of the assets.

The Company assesses whether any relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. With respect to acquired management contracts, the useful life is limited by the stated terms of the agreements. The Company determines an appropriate estimated useful life for acquired customer relationships based on the expected period of time it will provide services to the customer.

While the Company uses discounted cash flows to value the acquisition of intangible assets, the Company has elected to use the straight-line method of amortization to determine amortization expense each period. If applicable, the Company assesses the recoverability of the unamortized balance of its long-lived assets based on undiscounted expected future cash flows. Should this analysis indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss.

Accrued Transportation Costs

Transportation costs are estimated and accrued in the month the services are rendered by contracted transportation providers, and are determined using gross reservations for transportation services less cancellations, and average costs per transportation service by customer contract. Average costs per contract are determined by historical cost trends. Actual costs relating to a specific accounting period are monitored and compared to estimated accruals. Adjustments to those accruals are made based on reconciliations with actual costs incurred. Accrued transportation costs were $54,962 and $61,316 at December 31, 2013 and 2012, respectively.

Deferred Financing Costs

The Company capitalizes direct expenses incurred in connection with its credit facilities and other borrowings, and amortizes such expenses over the life of the respective credit facility or other borrowing. The Company incurred approximately $1,801 in deferred financing costs in connection with the amended and restated credit facility it entered into in August 2013 (“New Credit Facility”). The Company also retains certain deferred financing costs of approximately $849 related to its prior credit facility (“Old Credit Facility”), as certain lenders who participated in the Old Credit Facility also participate in the New Credit Facility. In addition, the Company incurred approximately $2,297 in deferred financing costs in connection with its senior subordinated notes issued in November 2007. Deferred financing costs for the senior subordinated notes are amortized to interest expense on a straight-line basis and deferred financing costs for the New Credit Facility and the Old Credit Facility are amortized to interest expense based upon the effective interest method over the life of the credit facilities. Deferred financing costs, net of amortization, totaling approximately $2,509 and $2,166 at December 31, 2013 and 2012, respectively, are included in “Other assets” in the consolidated balance sheets.

Revenue Recognition

Human Services segment

Fee-for-service contracts.    Revenues related to services provided under fee-for-service contracts are recognized at the time services are rendered and collection is determined to be probable. Such services are provided at established contractual rates. As services are rendered, contract-specific documentation is prepared describing each service, time spent, and billing code to determine and support the value of each service provided and billed. The timing and amount of collection are dependent upon compliance with the billing requirements specified by each payer. Failure to comply with these requirements could delay the collection of amounts due to the Company under a contract or result in adjustments to amounts billed.

The performance of the Company’s contracts is subject to the condition that sufficient funds are appropriated, authorized and allocated by each state, city or other local government. If sufficient appropriations, authorizations and allocations are not provided by the respective state, city or other local government, the Company is at risk for uncollectible amounts or immediate termination or renegotiation of the financial terms of its contracts.

Cost-based service contracts.    Revenues from the Company’s cost-based service contracts are recorded based on a combination of allowable direct costs, indirect overhead allocations, and stated allowable margins on those incurred costs. These revenues are compared to annual contract budget limits and, depending on reporting requirements, allowances may be recorded for certain contingencies such as projected costs not incurred or excess cost per service over the allowable contract rate. The Company annually submits projected costs for the coming year, which assist the contracting payers in establishing the annual contract amount to be paid for services provided under the contracts. After each payer’s fiscal year end, the Company submits cost reports which are used by the payer to determine the need for any payment adjustments. Completion of the cost report review process may range from one month to several years. In cases where funds paid to the Company exceed the allowable costs to provide services under contract, the Company may be required to repay amounts previously received.

The Company’s cost reports are generally audited by payers annually. The Company periodically reviews its provisional billing rates and allocation of costs and provides for estimated payment adjustments. The Company believes that adequate provisions have been made in its consolidated financial statements for any material adjustments that might result from the outcome of any cost report audits. Differences between the amounts provided and the settlement amounts are recorded in the Company’s consolidated statement of income in the year of settlement. Such settlements have historically not been material.

Annual block purchase contract.    The Company’s annual block purchase contract requires it to provide or arrange for behavioral health services to eligible populations of beneficiaries. The Company must provide a range of behavioral health clinical, case management, therapeutic and administrative services. The Company is obligated to provide services only to those clients with a demonstrated medical necessity. Annual funding allocation amounts may be increased when the Company’s patient service encounters exceed the contract amount; however, such increases are subject to government appropriation. There is no contractual limit to the number of eligible beneficiaries that may be assigned to the Company, or a specified limit to the level of services that may be provided to these beneficiaries if the services are deemed to be medically necessary. Therefore, the Company is at-risk if the costs of providing necessary services exceed the associated reimbursement.

The terms of the contract may be reviewed prospectively and amended as necessary to ensure adequate funding of the Company’s contractual obligations, however, there is no assurance that amendments will be approved.

Management agreements.    The Company maintains management agreements with a number of not-for-profit social services organizations whereby it provides certain management services. In exchange for the Company’s services, the Company receives a management fee that is either based on a percentage of the revenues of these organizations or a predetermined fee. The Company recognizes management fees revenue as such amounts are earned, as defined by each respective management agreement, and collection of such amount is considered reasonably assured.

The costs associated with rendering these management services are primarily shown as general and administrative expense in the consolidated statements of income.

NET Services segment

Capitation contracts.    The majority of the Company’s non-emergency transportation services revenue is generated under capitated contracts where the Company assumes the responsibility of meeting the covered transportation requirements of a specific geographic population for a fixed amount per period. Revenues under capitation contracts with the Company’s payers are based on per member monthly fees for the estimated number of participants in the payer’s program.

Fee-for-service contracts.    Revenues earned under fee-for-service contracts are recognized ratably over the covered service period. Revenues under these types of contracts are based upon contractually established billing rates, less allowance for contractual adjustments. Estimates of contractual adjustments are based upon payment terms specified in the related agreements.

Flat fee contracts.    Revenues earned under flat fee contracts are recognized when the service is provided. Revenues under these types of contracts are based upon contractually established monthly flat fees that do not fluctuate with any changes in the population that can receive our services.

Deferred Revenue

At times the Company may receive funding for certain services in advance of services being rendered. These amounts are reflected in the consolidated balance sheets as deferred revenue until the services are rendered.

Non-Controlling Interest

In connection with the Company’s acquisition of WCG in August 2007, PSC of Canada Exchange Corp. (“PSC”), a subsidiary established by the Company to facilitate the purchase of all of the equity interest in WCG, issued 287,576 exchangeable shares (“Exchangeable Shares”) as part of the purchase price consideration. The Exchangeable Shares were valued at approximately $7,751 in accordance with the provisions of the purchase agreement ($7,649 for accounting purposes). The Exchangeable Shares are exchangeable at each shareholder’s option, for no additional consideration, into shares of the Company’s common stock on a one-for-one basis. Of the 287,576 Exchangeable Shares originally issued, 25,882 had been exchanged for Company common stock as of December 31, 2013.

The Exchangeable Shares are non-participating such that they are not entitled to any allocation of income or loss of PSC. The Exchangeable Shares represent ownership in PSC and are accounted for as “Non-controlling interest” included in stockholders’ equity in the consolidated balance sheets in the amount of approximately $6,961 at December 31, 2013 and 2012.

The Exchangeable Shares and the 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares noted above are subject to a Settlement and Indemnification Agreement dated November 17, 2009 (“Indemnification Agreement”) by and between the Company and the sellers of WCG. The Indemnification Agreement secures the Company’s claims for indemnification and associated rights and remedies provided by the Share Purchase Agreement (under which the Company acquired all of the equity interest in WCG on August 1, 2007) arising from actions taken by British Columbia to strictly enforce a contractually imposed revenue cap on a per client basis and contractually mandated pass-throughs subsequent to August 1, 2007. The actions taken by British Columbia resulted in an approximate $3,000 Canadian Dollar (“CAD”) dispute and termination of one of its six provincial contracts with WCG, which the Company is disputing. Under the Indemnification Agreement, the sellers have agreed to transfer their rights to the Exchangeable Shares and 25,882 shares of the Company’s common stock issued upon the exchange of the same number of Exchangeable Shares to the Company to indemnify the Company against any losses suffered by the Company as the result of an unfavorable ruling upon the conclusion of all appeals related to arbitration. Alternatively, at their option, the sellers may pay cash in lieu of stock in satisfaction of their obligation under the Indemnification Agreement provided payment is made before or concurrently with the execution of any settlement with British Columbia.

Effective April 14, 2010, an arbitrator issued an award with respect to the dispute between WCG and British Columbia. Under the arbitration award, essentially all amounts disputed shall be paid to WCG (except for approximately CAD $13 which will be subject to the terms of the Indemnification Agreement) plus interest. The award affirmed the termination of one of the six provincial contracts that had been terminated effective October 31, 2008. During the second quarter of 2010, British Columbia filed a petition for leave to appeal the arbitration award, and on October 11, 2011, the leave to appeal was granted to British Columbia.

In 2012, WCG received cash totaling approximately $3,394 from British Columbia related to the arbitral award. However, in the event British Columbia prevails in its arguments during the appeal process, British Columbia will seek immediate repayment of the amount of the arbitral award owing at that time from WCG. Upon receipt of the cash discussed above, the Company recorded approximately $3,394 to cash and other long-term liabilities in 2012. No changes in the status of the appeal occurred and no additional payments were made during 2013.

Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718 - Compensation-Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share based payments at fair value.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance which includes amounts for state net operating loss and tax credit carryforwards, as more fully described in Note 15 below, for which the Company has concluded that it is more likely than not that these state net operating loss and tax credit carryforwards will not be realized in the ordinary course of operations. The Company recognizes interest and penalties related to income taxes as a component of income tax expense.

Loss Reserves for Certain Reinsurance and Self-funded Insurance Programs

The Company reinsures a substantial portion of its automobile, general and professional liability and workers’ compensation costs under reinsurance programs through the Company’s wholly-owned subsidiary Social Services Providers Captive Insurance Company (“SPCIC”). SPCIC is a licensed captive insurance company domiciled in the State of Arizona. SPCIC maintains reserves for obligations related to the Company’s reinsurance programs for its automobile, general and professional liability and workers’ compensation coverage.

SPCIC reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1,000 per loss and $5,000 in the aggregate. SPCIC also reinsures third-party insurers for automobile liability exposures for $250 per claim. Additionally, SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $500 per occurrence with an $11,000 annual policy aggregate limit. As of December 31, 2013 and 2012, the Company had reserves of approximately $10,635 and $8,800, respectively, for the automobile, general and professional liability and workers’ compensation programs (net of expected losses in excess of the Company’s liability which would be paid by third-party insurers to the extent losses are incurred). The reserves are classified as “Reinsurance liability reserve” and “Other long-term liabilities” in the consolidated balance sheets.

Based on an independent actuarial report, the Company’s expected losses related to workers’ compensation, automobile and general and professional liability in excess of its liability under its associated reinsurance programs at December 31, 2013 and 2012 was approximately $3,540 and $3,209, respectively. The Company recorded a corresponding receivable from third-party insurers and liability at December 31, 2013 and 2012 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

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

Under a reinsurance agreement with a third party insurer, Provado reinsures the third party insurer for the first $250 of each loss for each line of coverage, subject to an annual aggregate equal to 107.7% of gross written premium, and certain claims in excess of $250 to an additional aggregate limit of $1,100. Provado maintains reserves for obligations related to the reinsurance programs for general liability, automobile liability, and automobile physical damage coverage. As of December 31, 2013 and 2012, Provado recorded reserves of approximately $1,880 and $4,423, respectively. The reserves are classified as “Reinsurance liability reserve” in the consolidated balance sheets.

The Company utilizes analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, automobile physical damage, and health insurance coverage to determine the amount of required reserves.

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $250 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2013 and 2012, the Company had approximately $1,870 and $2,077, respectively, in reserve for its self-funded health insurance programs. The reserves are classified as “Reinsurance liability reserve” in the consolidated balance sheets.

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

Critical Accounting Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. The Company based its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions. Some of the more significant estimates impact revenue recognition, accounts receivable and allowance for doubtful accounts, accounting for business combinations, goodwill and other intangible assets, accrued transportation costs, loss reserves for reinsurance and self-funded insurance programs, stock-based compensation and income taxes.

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

2.     Concentration of Credit Risk

Contracts with governmental agencies and other entities that contract with governmental agencies accounted for approximately 80.0%, 81.1% and 81.5% of the Company’s revenue for the years ended December 31, 2013, 2012 and 2011, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid under these contracts for the Company’s services or changes in methods or regulations governing payments for the Company’s services could materially adversely affect its revenue and profitability.

 3.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31,
	2013	2012
Prepaid insurance	$4,409	$3,739
Prepaid rent	1,685	1,067
Prepaid taxes	1,426	1,358
Prepaid bus tokens and passes	1,367	1,224
Prepaid maintenance agreements and copier leases	862	723
Interest receivable - certificates of deposit	503	679
Prepaid payroll	105	2,494
Other	1,474	1,338

Total prepaid expenses and other	$11,831	$12,622

4.     Property and Equipment

Property and equipment consisted of the following:

	Estimated
	Useful			December 31,
	Life (years)			2013	2012
Land		--		$1,911	$1,477
Building		39		11,629	9,515
Computer and telecom equipment	3	-	5	25,138	22,517
Software		3		12,333	11,337
Leasehold improvements	Lease Term			6,528	5,795
Furniture and fixtures		7		3,963	3,799
Automobiles		5		2,732	2,113
Construction in progress		--		1,816	2,716
				66,050	59,269
Less accumulated depreciation				33,341	28,889
				$32,709	$30,380

Depreciation expense was approximately $7,738, $7,537 and $5,921 for the years ended December 31, 2013, 2012 and 2011, respectively.

5.     Goodwill and Intangibles

Goodwill

Changes in goodwill were as follows:

	Human Services	NET Services	Consolidated Total
Balances at December 31, 2011
Goodwill	$79,223	$191,215	$270,438
Accumulated impairment losses	(60,701)	(96,000)	(156,701)
	18,522	95,215	113,737

Psych Support Inc. acquisition	125	-	125
WCG foreign currency translation adjustment	53	-	53
Balances at December 31, 2012
Goodwill	79,401	191,215	270,616
Accumulated impairment losses	(60,701)	(96,000)	(156,701)
	18,700	95,215	113,915

WCG foreign currency translation adjustment	(160)	-	(160)
Impairment charge	(492)	-	(492)
Balances at December 31, 2013
Goodwill	79,241	191,215	270,456
Accumulated impairment losses	(61,193)	(96,000)	(157,193)
	$18,048	$95,215	$113,263

During the quarter ended June 30, 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C. (“Rio”), a wholly-owned subsidiary of the Company, were notified of the termination of funding for certain of their services. Management expected that due to this change in funding, the not-for-profit entities would not be able to maintain their historical level of business, which was expected to result in the decrease, or elimination of, services provided by Rio to these entities. The Company determined that these factors were indicators that an interim goodwill impairment test was required under ASC 350. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the Rio acquisition to be zero at June 30, 2013, and at that time, the Company recorded a non-cash charge of approximately $492 in its Human Services operating segment to eliminate the carrying value of goodwill acquired in connection with its acquisition of Rio. This charge is included in “Asset impairment charge” in the consolidated statements of income for the year ended December 31, 2013.

The Company determined in connection with its annual asset impairment analysis that goodwill was not further impaired as of December 31, 2013.

During first nine months of 2012, WCG experienced a decline in its business due to the impact of a reorganization of the service delivery system in British Columbia, which began in early 2012. As part of this reorganization, all of the contracts for services in this market expired and new contracts were put up for bid. Due to an increased level of competition in British Columbia and a decrease in the number of services funded, WCG was unable to regain the level of business it experienced prior to the reorganization. The impact of this service delivery system reorganization was not fully realized until the conclusion of the transition to the new system in the third quarter of 2012 and contributed to a decrease in the financial results of operations of WCG for 2012. The Company determined that these factors were indicators that an interim asset impairment analysis was required under ASC 350. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the WCG acquisition based on a weighted-average of a market-based valuation approach and an income-based valuation approach at September 30, 2012. The Company determined that goodwill related to the acquisition of WCG was not impaired at that time. However, as described below, intangible assets related to WCG were impaired.

The total amount of goodwill that was deductible for income tax purposes for acquisitions as of December 31, 2013 and 2012 was approximately $36,870 and $35,930, respectively.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, developed technology, management contracts and restrictive covenants. The Company valued customer relationships and the management contracts acquired based upon expected future cash flows resulting from the underlying contracts with state and local agencies to provide human services in the case of customer relationships, and management and administrative services provided to the managed entity with respect to acquired management contracts.

Intangible assets consisted of the following:

		December 31,
		2013		2012
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	10	$11,422	$(9,975)	$12,008	$(9,347)
Customer relationships	15	73,990	(33,319)	74,130	(28,609)
Customer relationships	10	1,417	(1,027)	1,417	(886)
Customer relationships	3	989	(21)	-	-
Developed technology	6	-	-	6,000	(5,067)
Restrictive covenants	5	-	-	35	(30)
Total	14.1*	$87,818	$(44,342)	$93,590	$(43,939)

* Weighted-average amortization period at December 31, 2013.

No significant residual value is estimated for these intangible assets. Amortization expense was approximately $7,134, $7,486 and $7,735 for the years ended December 31, 2013, 2012 and 2011, respectively. The total amortization expense is estimated to be as follows for the next five years and thereafter, based on completed acquisitions as of December 31, 2013:

Year	Amount
2014	$6,309
2015	5,715
2016	5,232
2017	4,817
2018	4,817
Thereafter	16,586

Total	$43,476

The Company performed an interim asset impairment analysis, in connection with its goodwill impairment analysis, as of September 30, 2012. The Company determined that the value of the customer relationships acquired in connection with its acquisition of WCG was impaired as of September 30, 2012. Consequently, the Company recorded a non-cash charge of approximately $2,506 in its Human Services operating segment to reduce the carrying value of customer relationships based on their revised estimated fair values. In estimating the fair values of these intangible assets, the Company based its estimates on a projected discounted cash flow basis. This charge is included in “Asset impairment charge” in the consolidated statements of income for the year ended December 31, 2012.

In connection with its annual asset impairment analysis conducted as of December 31, 2013 and 2012, the Company determined that no additional impairment charges were required to fairly state the value of these assets.

6.     Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2013	2012
Accrued compensation	$22,940	$18,438
NET Services contract adjustments	12,445	3,119
Other	17,099	11,419
	$52,484	$32,976

7.     Long-Term Obligations

          The Company’s long-term obligations were as follows:

	December 31, 2013	December 31, 2012

6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the "Notes")	$47,500	$47,500
$100,000 term loan, LIBOR plus 3.00% with principal and interest payable at least once every three months that was terminated in August 2013	-	82,500
$165,000 revolving loan, LIBOR plus 1.75% - 2.50% (effective rate of 2.42% at December 31, 2013) through August 2018 with interest payable at least once every three months	16,000	-
$60,000 term loan, LIBOR plus 1.75% - 2.50%, with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	60,000	-
	123,500	130,000
Less current portion	48,250	14,000
	$75,250	$116,000

           The carrying amount of the long-term obligations approximated its fair value at December 31, 2013 and 2012. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

           Annual maturities of long-term obligations as of December 31, 2013 are as follows:

Year	Amount
2014	$48,250
2015	3,375
2016	4,875
2017	6,750
2018	60,250

Total	$123,500

   Convertible senior subordinated notes

On November 13, 2007, the Company issued $70,000 in aggregate principal amount of 6.5% Convertible Senior Subordinated Notes due 2014 (the “Senior Notes”), under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein. The proceeds of $70,000 were initially placed into escrow and were released on December 7, 2007 to partially fund the cash portion of the purchase price of Charter LCI Corporation, including its subsidiaries, collectively referred to as LogistiCare. The Senior Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt.

In connection with the Company’s issuance of the Senior Notes, the Company entered into an Indenture between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”).

The Senior Notes are convertible, under certain circumstances, into our common stock at a conversion rate, subject to adjustment as provided for in the Indenture, of 23.982 shares per $1 principal amount of Senior Notes. This conversion rate is equivalent to an initial conversion price of approximately $41.698 per share. On and after the occurrence of a fundamental change (as defined below), the Senior Notes will be convertible at any time prior to the close of business on the business day before the stated maturity date of the Senior Notes. In the event of a fundamental change as described in the Indenture, each holder of the Senior Notes shall have the right to require the Company to repurchase the Senior Notes for cash. A fundamental change includes among other things: (i) the acquisition in a transaction or series of transactions of 50% or more of the total voting power of all shares of the Company’s capital stock; (ii) a merger or consolidation of the Company with or into another entity, merger of another entity into the Company, or the sale, transfer or lease of all or substantially all of the Company’s assets to another entity (other than to one or more of the Company’s wholly-owned subsidiaries), other than any such transaction (A) pursuant to which holders of 50% or more of the total voting power of the Company’s capital stock entitled to vote in the election of directors immediately prior to such transaction have or are entitled to receive, directly or indirectly, at least 50% or more of the total voting power of the capital stock entitled to vote in the election of directors of the continuing or surviving corporation immediately after such transaction or (B) which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of the Company’s common stock into solely shares of common stock; (iii) if, during any consecutive two-year period, individuals who at the beginning of that two-year period constituted the Company’s board of directors, together with any new directors whose election to the Company’s board of directors or whose nomination for election by the Company’s stockholders, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved, cease for any reason to constitute a majority of the Company’s board of directors then in office; (iv) if a resolution approving a plan of liquidation or dissolution of the Company is approved by its board of directors or the Company’s stockholders; and (v) upon the occurrence of a termination of trading as defined in the Indenture.

The Indenture contains customary terms and provisions that provide that upon certain events of default, including, without limitation, the failure to pay amounts due under the Senior Notes when due, the failure to perform or observe any term, covenant or agreement under the Indenture, or certain defaults under other agreements or instruments, occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of the Senior Notes and any accrued and unpaid interest through the date of such declaration immediately due and payable. Upon any such declaration, such principal, premium, if any, and interest shall become due and payable immediately. In the case of certain events of bankruptcy or insolvency relating to the Company or any significant subsidiary of the Company, the principal amount of the Senior Notes together with any accrued interest through the occurrence of such event shall automatically become and be immediately due and payable without any declaration or other act of the Trustee or the holders of the Senior Notes.

During the years ended December 31, 2013 and 2012, the Company repurchased approximately $0 and $2,493, respectively, of the Senior Notes. As of December 31, 2013, $47.5 million of the Senior Notes was outstanding.

Credit facility

On August 2, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Amended and Restated Credit Agreement provides the Company with a senior secured credit facility (“New Senior Credit Facility”), in aggregate principal amount of $225,000, comprised of a $60,000 term loan facility and a $165,000 revolving credit facility. The New Senior Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10,000 and $25,000, respectively. On August 2, 2013, the Company borrowed the entire amount available under the term loan facility and $16,000 under the revolving credit facility and used the proceeds thereof to refinance certain of the Company’s existing indebtedness. Prospectively, the proceeds of the New Senior Credit Facility may be used to (i) fund ongoing working capital requirements; (ii) make capital expenditures; (iii) repay the Senior Notes; and (iv) other general corporate purposes.

Under the New Senior Credit Facility, the Company has an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75,000 with either additional commitments from lenders under the Amended and Restated Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the New Senior Credit Facility.

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

The Company incurred fees of approximately $2,056 to refinance its long-term debt. The Company accounted for fees related to the refinancing of its long-term debt, as well as unamortized deferred financing fees related to the prior senior credit facility, under ASC 470-50 – Debt Modifications and Extinguishments. As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis. Of the total amount of deferred financing fees related to the prior senior credit facility, approximately $849 will continue to be deferred and amortized and approximately $525 was expensed during 2013. Of the $2,056 of fees incurred to refinance the long-term debt, approximately $1,801 was deferred and will be amortized to interest expense and approximately $254 was expensed in 2013.

8.     Business Segments

The Company’s operations are organized and reviewed by management along its services lines. The Company operates in two segments, Human Services and NET Services. Human Services includes government sponsored human services consisting of home and community based counseling, foster care and not-for-profit management services. NET Services includes managing the delivery of non-emergency transportation services.

Segment asset disclosures include property and equipment and other intangible assets. The accounting policies of the Company’s segments are the same as those of the consolidated Company. The Company evaluates performance based on operating income. Operating income is revenue less operating expenses (including cost of non-emergency transportation services, client service expense, general and administrative expense, depreciation and amortization, and asset impairment charge) and is not affected by other income/expense or by income taxes. Other income/expense consists principally of interest expense, loss on extinguishment of debt, gain on bargain purchase and interest income. In calculating operating income for each segment, general and administrative expenses incurred at the corporate level are allocated to each segment based upon their relative direct expense levels excluding costs for purchased services. Corporate costs includes corporate accounting and finance, information technology, external audit, tax compliance, business development, cost reporting compliance, internal audit, employee training, legal and various other overhead costs. All intercompany transactions have been eliminated.

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2013, 2012 and 2011. In addition, none of the segments have significant non-cash items other than asset impairment charges and depreciation and amortization charges in operating income.

	For the year ended December 31, 2013
	Human Services (c)	NET Services	Corporate (a)(b)	Consolidated Total

Revenues	$352,436	$770,246	$-	$1,122,682
Depreciation and amortization	7,147	7,725	-	14,872
Operating income	640	37,994	-	38,634
Net interest expense	196	6,698	-	6,894
Loss on extinguishment of debt	265	260	-	525
Total assets	140,964	247,666	36,128	424,758
Capital expenditures (d)	2,538	5,308	3,326	11,172

	For the year ended December 31, 2012
	Human Services (c)	NET Services	Corporate (a)(b)	Consolidated Total

Revenues	$355,231	$750,658	$-	$1,105,889
Depreciation and amortization	7,408	7,615	-	15,023
Operating income	707	23,494	-	24,201
Net interest expense (income)	(61)	7,569	-	7,508
Total assets	145,770	216,698	29,269	391,737
Capital expenditures	2,489	6,271	762	9,522

	For the year ended December 31, 2011
	Human Services (c)	NET Services	Corporate (a)(b)	Consolidated Total

Revenues	$361,439	$581,541	$-	$942,980
Depreciation and amortization	7,082	6,574	-	13,656
Operating income	11,221	25,418	-	36,639
Net interest expense	47	9,955	-	10,002
Gain on bargain purchase	2,711	-	-	2,711
Loss on extinguishment of debt	1,857	606	-	2,463
Total assets	155,710	204,667	18,676	379,053
Capital expenditures	3,023	4,302	3,981	11,306

(a)	Corporate costs have been allocated to the Human Services and NET Services operating segments.
(b)	Corporate assets include the following:

	December 31,
	2013	2012	2011
Cash	$22,424	$18,017	$6,921
Property and equipment	10,407	8,727	9,150
Prepaid expenses	2,599	2,128	2,160
Other assets	698	397	445

(c)

Excludes intersegment revenues of approximately $326 for the year ended December 31, 2013, $378 for the year ended Decmeber 31, 2012 and $530 for the year ended December 31, 2011 that have been eliminated in consolidation.

(d)	Includes Human Services' purchase of intangible assets totalling $989 related to immaterial asset acquisitions.

The following table details the Company’s revenues, net income and long-lived assets by geographic location.

	For the year ended December 31, 2013
	United States (a)	Canada	Consolidated Total
Revenue	$1,112,120	$10,562	$1,122,682
Net income	19,527	(89)	19,438
Long-lived assets	186,415	3,033	189,448

	For the year ended December 31, 2012
	United States (a)	Canada	Consolidated Total
Revenue	$1,091,778	$14,111	$1,105,889
Net income	11,045	(2,563)	8,482
Long-lived assets	190,415	3,531	193,946

	For the year ended December 31, 2011
	United States (a)	Canada	Consolidated Total
Revenue	$920,341	$22,639	$942,980
Net income	16,924	16	16,940
Long-lived assets	195,777	5,997	201,774

(a)

The Human Services and NET Services operating segments, on an aggregate basis, derived approximately 9.7%, 9.7% and 12.2% of the Company’s consolidated revenue from the State of Virginia’s Department of Medical Assistance Services for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, both segments, on an aggregate basis, derived approximately 10.5%, 10.3% and 11.0% of the Company’s consolidated revenue from the State of New Jersey for the years ended December 31, 2013, 2012 and 2011, respectively.

9.     Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

At December 31, 2013 and 2012, there were 14,477,312 and 13,785,947 shares of the Company’s common stock outstanding, respectively, (including 956,442 treasury shares at December 31, 2013 and 928,478 treasury shares at December 31, 2012) and no shares of preferred stock outstanding.

The following table reflects the total number of shares of the Company’s common stock reserved for future issuance as of December 31, 2013:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	1,033,094
Issuance of Performance Restricted Stock Units	73,532
Exchangeable shares issued in connection with the acquisition of WCG that are exchangeable into shares of the Company's common stock	261,694
Convertible senior subordinated notes	1,509,360

Total shares of common stock reserved for future issuance	2,877,680

During the year ended December 31, 2013, the Company granted a total of 63,407 shares of restricted stock to non-employee directors of its board of directors, executive officers and certain key employees during the year ended December 31, 2013. The awards primarily vest in three equal installments on the first, second and third anniversaries of the date of grant. The weighted-average fair value of these awards totaled $24.30 per share.

During the year ended December 31, 2013, the Company issued 382,458 shares of its common stock in connection with the exercise of employee stock options under the 2006 Plan. In addition, during the year ended December 31, 2013, the Company issued 209,668 shares of its common stock in connection with the exercise of employee stock options under the Company’s 2003 Stock Option Plan (“2003 Plan”). During 2013, the Company also issued 99,239 shares of its common stock to non-employee directors, executive officers and key employees upon the vesting of certain restricted stock awards granted in 2013, 2012, 2011 and 2010 under the Company’s 2006 Plan. In connection with the vesting of these restricted stock awards, 27,964 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the federal and state taxing authorities during 2013. These shares were placed in treasury.

On February 1, 2007, the Company’s board of directors approved a stock repurchase program for up to one million shares of its common stock. The Company may purchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on the market conditions and the Company’s capital requirements. In 2012, the Company spent approximately $3,489 to purchase 293,600 shares of its common stock in the open market. As of December 31, 2013, the Company spent approximately $14,376 to purchase 756,100 shares of its common stock in the open market since the inception of this stock repurchase program.

          Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to vote together as a class on all matters submitted to a vote of the Company’s stockholders, and are entitled to any dividends that may be declared by the Company’s board of directors. The Company’s common stockholders do not have cumulative voting rights. Upon the Company’s dissolution, liquidation or winding up, holders of the Company’s common stock are entitled to share ratably in the Company’s net assets after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. The Company’s common stockholders do not have preemptive rights to purchase shares of the Company’s stock. The issued and outstanding shares of the Company’s common stock are not subject to any redemption provisions and are not convertible into any other shares of the Company’s capital stock. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock the Company may issue in the future.

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

           Initially, the Rights are attached to all outstanding shares of the Company’s common stock and no separate Rights certificates will be issued until the distribution date (as defined in the Rights Agreement). The Rights are not exercisable until the distribution date. The Rights will expire on December 9, 2014, unless this date is amended or unless the Rights are earlier redeemed or exchanged by the Company. In addition, the Rights Agreement also provides that the Rights among other things: (i) will not become exercisable in connection with a qualified fully financed offer for any or all of the outstanding shares of the Company’s common stock (as described in the Rights Agreement); (ii) permit each holder of a Right to receive, upon exercise, shares of the Company’s common stock with a value equal to twice that of the exercise price of the Right if 20% or more of the Company’s outstanding common stock is acquired by a person or group; and (iii) in the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has acquired 20% or more of the Company’s outstanding common stock, will allow each holder of a Right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right.

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

10.   Stock-Based Compensation Arrangements

The Company provides stock-based compensation under the Company’s 2003 Plan and 2006 Plan to employees, non-employee directors, consultants and advisors. Upon stockholder approval in May 2006, the 2006 Plan replaced the former 1997 Stock Option and Incentive Plan (“1997 Plan”) and 2003 Plan. While all awards outstanding under the 2003 Plan remain in effect in accordance with their terms, no additional grants or awards will be made under this plan. The 1997 Plan has expired and no awards were outstanding under the 1997 Plan as of December 31, 2013.

To achieve the purposes of the Company’s stock-based compensation program described above, the 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

Stock option awards granted under the 2003 Plan and 2006 Plan were generally ten year options granted at fair market value on the date of grant with time based vesting over a period determined at the time the options were granted, ranging from one to four years (which is equal to the requisite service period) prior to the acceleration of vesting noted below. The Company does not intend to pay dividends on unexercised options. New shares of the Company’s common stock are issued when the options are exercised.

The following table summarizes the activity under the 1997 Plan, 2003 Plan and 2006 Plan as of December 31, 2013:

		Number of shares of the Company's common stock remaining available for future grants
	Number of shares of the Company's common stock authorized for issuance

			Number of shares of the Company's common stock subject to
			Options	Stock Grants
1997 Plan	428,572	-	-	-
2003 Plan	1,400,000	-	270,502	-
2006 Plan	4,400,000	1,549,786	603,750	232,374

Total	6,228,572	1,549,786	874,252	232,374

The Company chose to follow the short-cut method prescribed by ASC 718 to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 (“APIC pool”). There was no effect on the Company’s financial results for 2013, 2012 or 2011 related to the application of the short-cut method to determine its APIC pool balance.

The Company calculates the fair value of stock options using the Black-Scholes option-pricing formula. Stock-based compensation expense charged against income for stock options and stock grants awarded during the years ended December 31, 2013, 2012 and 2011 was based on the grant-date fair value adjusted for estimated forfeitures based on awards expected to vest in accordance with the provisions of ASC 718. For stock-based compensation awards granted during 2013, 2012 and 2011, the associated expense is amortized over the vesting period of primarily three years. Additionally, ASC 718 requires forfeitures to be estimated at the time of grant and revised as necessary in subsequent periods if the actual forfeitures differ from those estimates.

The following table reflects the amount of stock-based compensation, for stock settled awards, recorded in each financial statement line item for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Cost of non-emergency transportation services	$1,054	$1,354	$1,069
Client service expense	604	792	652
General and administrative expense	1,421	1,727	1,954

Total stock-based compensation	$3,079	$3,873	$3,675

The amounts above exclude the tax impact of approximately $909, $960 and $774 for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, the amount of excess tax benefits resulting from the exercise of stock options was approximately $1,120, $91 and $17, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company had tax shortfalls resulting from the exercise of stock options of approximately $683, $306 and $117, respectively. The excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for the years ended December 31, 2013, 2012 and 2011 in the consolidated statements of cash flows.

The following table summarizes the stock option activity for the year ended December 31, 2013:

	Year ended December 31, 2013
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	1,724,421	$19.48
Granted	-	-
Exercised	(592,126)	17.01
Forfeited or expired	(258,043)	24.22
Outstanding at end of period	874,252	$19.76	4.2	$5,812
Vested or expected to vest at end of period	768,945	$20.64	4.1	$4,515
Exercisable at end of period	872,009	$19.78	4.2	$5,783

          The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year ended December 31,
	2013	2012	2011
Weighted-average grant date fair value	Not Applicable	$6.92	$10.40
Options exercised:
Total intrinsic value	$4,544	$351	$47
Cash received	$10,069	$949	$56

          The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested restricted common stock during the year ended December 31, 2013:

	Shares	Weighted-average grant date fair value

Non-vested at December 31, 2012	225,744	$15.25
Granted	63,407	$24.30
Vested	(99,239)	$16.01
Forfeited	(31,070)	$18.69
Non-vested at December 31, 2013	158,842	$17.68

Restricted stock grants were not made prior to the approval of the 2006 Plan on May 25, 2006. The fair value of a non-vested restricted stock grant is determined based on the closing market price of the Company’s common stock on the date of grant.

As of December 31, 2013, there was approximately $2,428 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of shares vested was $3,642, $4,076 and $2,750 for the years ended December 31, 2013, 2012 and 2011, respectively.

There were no stock options awarded during 2013. The fair value of each stock option awarded during the years ended December 31, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing formula and amortized over the option’s vesting periods with the following assumptions:

	Year ended December 31,
	2012			2011
Expected dividend yield		0.0%			0.0%
Expected stock price volatility		82.1%		86.8%	-	88.1%
Risk-free interest rate	0.4%	-	0.5%	1.9%	-	2.6%
Expected life of options (in years)	3.3	-	3.6	5.2	-	7.5

          The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and the expected stock price volatility were based on the Company’s historical data. Implied volatility was not considered due to the low volume of traded options on the Company’s common stock.

11.   Performance Restricted Stock Units

            The Company has granted performance restricted stock units (“PRSUs”) to its executive officers that may be settled in cash or stock as set forth in the table below.

	Number of PRSUs Granted			Fiscal Year Performance Vesting
		Return on Equity Performance Levels						Settlement Form
Date of Grant		Threshold	Target				Vesting
March 14, 2011	122,144	14%	18%		2011		Graded vesting	Cash
January 13, 2012	113,891	14%	18%	2012	-	2014	Cliff vesting	Cash
March 28, 2013	67,276	12%	15%	2013	-	2015	December 31, 2015	Stock
May 7, 2013	18,926	12%	15%	2013	-	2015	December 31, 2015	Stock
June 7, 2013	17,424	12%	15%	2013	-	2015	December 31, 2015	Stock

The number of PRSUs eligible to be settled in cash or stock, as noted above, will be based on the achievement of return on equity (determined by the quotient resulting from dividing the Company consolidated net income for the performance periods of each grant by the average of its beginning of the year and end of the year stockholders’ equity for the respective performance periods) (“ROE”) targets established by the Compensation Committee of the Company’s Board for the performance periods under each grant.

Cash used to settle the PRSUs granted on March 14, 2011 totaled $560 in both 2013 and 2012.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s stock settled PRSUs during the year ended December 31, 2013:

	Shares	Weighted-average grant date fair value

Non-vested at December 31, 2012	-	$-
Granted	103,626	$20.05
Forfeited	(30,094)	$20.24

Non-vested at December 31, 2013	73,532	$19.98

Compensation expense of approximately $162 was recorded by the Company for the year ended December 31, 2013 related to the PRSUs granted in 2013.There was no compensation expense recorded by the Company for the years ended December 31, 2013 and 2012 related to the PRSUs granted in 2012 as the threshold ROE level is not expected to be met. Additionally, compensation expense of approximately $62, $371 and $906 was recorded by the Company for the years ended December 31, 2013, 2012 and 2011, respectively, related to the PRSUs granted in 2011.

12.   Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2013	2012	2011
Numerator:
Net income available to common stockholders	$19,438	$8,482	$16,940

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,499,885	13,225,448	13,242,702
Effect of dilutive securities:
Common stock options and restricted stock awards	292,937	129,165	78,907
Performance-based restricted stock units	17,052	-	-
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,809,874	13,354,613	13,321,609

Basic earnings per share	$1.44	$0.64	$1.28
Diluted earnings per share	$1.41	$0.64	$1.27

For the years ended December 31, 2013, 2012 and 2011, employee stock options to purchase 452,421, 1,563,247 and 1,601,158 shares, respectively, of common stock were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been anti-dilutive. The effect of issuing 1,139,145, 1,179,999 and 1,429,542 shares of common stock on an assumed conversion basis related to the Senior Notes was not included in the computation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, as it would have been antidilutive.

13.   Leases

The Company leases many of its operating and office facilities for various terms under non-cancelable operating lease agreements. The leases expire in various years and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid as of December 31, 2013 and 2012 was approximately $1,355 and $1,207, respectively, and was included in "Accrued expenses” in the consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2013:

Operating Leases
2014	$15,662
2015	11,845
2016	8,956
2017	6,536
2018	4,041
Thereafter	8,866

Total future minimum lease payments	$55,906

Rent expense related to operating leases was approximately $21,398, $21,285 and $19,412, for the years ended December 31, 2013, 2012 and 2011, respectively.

14.   Retirement Plan

Human Services

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”), for all employees of its Human Services operating segment and corporate personnel, as well as employees of its NET Services operating segment as of January 1, 2012. The Company, at its discretion, may make a matching contribution to the plans. The Company’s contributions to the plans were approximately $501, $461 and $406, for the years ended December 31, 2013, 2012 and 2011, respectively.

On August 31, 2007, the Board adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for the Company’s eligible employees and independent contractors of a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099.

NET Services

The Company maintained a qualified defined contribution plan under Section 401(k) of the IRC for all employees of its NET Services operating segment through December 31, 2011. Under this plan, the Company contributed an amount equal to 25% of the first 5% of participant elective contributions. At the end of each plan year, the Company could also make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In no event did participant shares of the Company’s matching contribution exceed 1.25% of participants’ compensation for the plan year. For the year ended December 31, 2011, the Company made contributions to this plan totaling approximately $135. Effective January 1, 2012, employees of the NET Services segment were transferred to the Human Services operating segment 401(k) plan as discussed above.

The Company also maintains a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of its NET Services operating segment. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan.

15.   Income Taxes

The federal and state income tax provision is summarized as follows:

	Year ended December 31,
	2013	2012	2011
Federal:
Current	$12,666	$6,909	$9,262
Deferred	(2,805)	(81)	(302)
	9,861	6,828	8,960
State:
Current	$2,412	$2,124	$1,253
Deferred	(478)	85	(21)
	1,934	2,209	1,232
Foreign:
Current	$(19)	$(6)	$(40)
Deferred	1	(820)	(207)
	(18)	(826)	(247)

Total provision for income taxes	$11,777	$8,211	$9,945

          A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rates	35%	35%	35%
Federal income tax at statutory rates	$10,925	$5,844	$9,410
Change in valuation allowance	185	181	(417)
State income taxes, net of federal benefit	1,198	1,436	801
Difference between federal statutory and foreign tax rate	15	384	50
Stock option expense	(862)	605	619
Meals and entertainment	93	67	110
Bargain purchase gain on the acquisition of ReDCo	-	-	(949)
Change in workers' compensation liability accural related to ReDCo	-	(372)	-
Other	223	66	321
Provision for income taxes	$11,777	$8,211	$9,945
Effective income tax rate	38%	49%	37%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,153	$1,183
Accounts receivable allowance	905	-
Property and equipment depreciation	797	632
Accrued items and reserves	3,004	1,472
Nonqualified stock options	1,626	1,654
Deferred rent	657	676
Deferred financing costs	-	201
Other	418	431
	8,560	6,249
Deferred tax liabilities:
Prepaids	1,943	1,592
Property and equipment depreciation	4,959	5,459
Goodwill and intangibles amortization	7,754	8,893
Other	385	38
	15,041	15,982
Net deferred tax liabilities	(6,481)	(9,733)
Less valuation allowance	(814)	(629)
Net deferred tax liabilities	$(7,295)	$(10,362)
Current deferred tax assets, net of valuation allowance of $436 and $238 for 2013 and 2012, respectively	$2,152	$532
Noncurrent deferred tax liabilities, net of valuation allowance of $378 and $391 for 2013 and 2012, repectively	(9,447)	(10,894)
	$(7,295)	$(10,362)

     At December 31, 2013, the Company had approximately $465 of federal net operating loss carryforwards which expire in years 2019 through 2030, and $20,176 of state net operating loss carryforwards which expire as follows:

2014	$-
2015	240
2016	2,136
2017	1,988
2018	-
Thereafter	15,812
$20,176

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

  The net change in the total valuation allowance for the year ended December 31, 2013 was $185. The valuation allowance includes $687 for state net operating loss carryforwards and $127 for state tax credit carryforwards for which the Company has concluded that it is more likely than not that these state net operating loss and tax credit carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance and to the extent it is determined that the valuation allowance should be adjusted, an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2013, 2012 and 2011 in the amount of $1,120, $91 and $17, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

The Company recognized a tax shortfall related to stock option plans for the years ended December 31, 2013, 2012 and 2011 in the amount of $683, $306 and $117, respectively. This was recorded as a reduction of deferred tax assets and a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

            The Company expects none of the unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $76, $8 and $3, respectively, in interest and penalties. The Company had approximately $84 and $16 for the payment of penalties and interest accrued as of December 31, 2013 and 2012. A reconciliation of the liability for unrecognized income tax benefit is as follows:

	December 31,
	2013	2012	2011
Unrecognized tax benefits, beginning of year	$254	$324	$173
Increase (decrease) related to prior year positions	82	(104)	(41)
Increase related to current year tax positions	78	58	192
Settlements	-	(24)	-
Unrecognized tax benefits, end of year	$414	$254	$324

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $414 as of December 31, 2013.

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The statute of limitations is generally three years for the United States, four years for Canada, and between eighteen months and four years for the various states in which the Company operates. The Company is subject to the following material taxing jurisdictions: United States, Canada, California, Florida, New Jersey and Virginia. The tax years that remain open for examination by the United States, Florida and Virginia jurisdictions are years ended December 31, 2010, 2011, 2012 and 2013; the Canada, California and New Jersey filings that remain open to examination are years ended December 31, 2009, 2010, 2011, 2012 and 2013.

Residual United States income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiary as the foreign subsidiary had cumulative losses as of December 31, 2013. Should the foreign subsidiary have future cumulative earnings, these earnings will be considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes will be provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both United States income taxes and withholding taxes payable to Canada less an adjustment for foreign tax credits.

16.   Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was approximately $1,485 and $1,169 at December 31, 2013 and 2012, respectively.

17.   Transactions with Related Parties

Upon the Company’s acquisition of Maple Services, LLC in August 2005, the Company’s former Chief Executive Officer, former Chief Financial Officer, and Chief Executive Officer of Human Services, became members of the board of directors of the not-for-profit organization (Maple Star Colorado, Inc.) formerly managed by Maple Services, LLC. In November 2012, the Company’s then Interim Chief Executive Officer and new Chief Financial Officer became members of Maple Star Colorado, Inc. board of directors. Maple Star Colorado, Inc. is a non-profit member organization governed by its board of directors and the state laws of Colorado in which it is incorporated. Maple Star Colorado, Inc. is not a federally tax exempt organization and neither the Internal Revenue Service rules governing IRC Section 501(c)(3) exempt organizations, nor any other IRC sections applicable to tax exempt organizations, apply to this organization. The Company provided management services to Maple Star Colorado, Inc. under a management agreement for consideration in the amount of approximately $302, $258 and $249 for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts due to the Company from Maple Star Colorado, Inc. for management services provided to it by the Company at December 31, 2013 and 2012 were approximately $220 and $231, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased to the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in 2014. Under the lease agreement, as amended, the Company may terminate the lease with a six month prior written notice. Certain immediate family members of Herman Schwarz, Chief Executive Officer of LogistiCare, have a partial ownership interest in McDowell. In the aggregate these family members own an approximately 13% interest in McDowell directly and indirectly through a trust. For 2013, 2012 and 2011, the Company expensed approximately $412, $417 and $423, respectively, in lease payments to McDowell. Future minimum lease payments due under the amended lease total approximately $810 at December 31, 2013.

18.   Quarterly Results (Unaudited)

	Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$260,147	$278,937	$280,286	$286,519
Operating income	6,593	4,370	4,982	8,256
Net income	3,041	1,418	1,158	2,865
Earnings per share:
Basic	$0.23	$0.11	$0.09	$0.22
Diluted	$0.23	$0.11	$0.09	$0.22

	Quarter ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$281,487	$287,637	$276,713	$276,845
Operating income	13,105	11,453	7,976	6,100	(1)
Net income	6,678	5,876	3,527	3,357	(1)(2)
Earnings per share:
Basic	$0.51	$0.44	$0.26	$0.24
Diluted	$0.49	$0.43	$0.25	$0.24

(1)

The fourth quarter of 2013 includes a charge of approximately $1,277 for severance and related payments (net of the benefit of forfeiture of stock based compensation) for two executive officers and one key employee.

(2)

The tax provision in the fourth quarter of 2013 included a favorable tax adjustment for the tax treatment of certain equity compensation expenses resulting in a quarterly effective income tax rate of 25.8%.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2013) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2013.

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

(e) Audit report of the registered public accounting firm

The audit report of the registered public accounting firm is presented in Part II, Item 8, of this report and is hereby incorporated by reference.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2014 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2014, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

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

Item 11.    Executive Compensation.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2014 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2014, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2014 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2014, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2014 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2014, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

Item 14.    Principal Accounting Fees and Services.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2014 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2014, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2013 and 2012;

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2013, 2012 and 2011; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

 (in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period

Year Ended December 31, 2013:
Allowance for doubtful accounts	$3,685	$2,991	$3,467	(1)	$5,925	(2)	$4,218
Deferred tax valuation allowance	629	185	-		-		814

Year Ended December 31, 2012:
Allowance for doubtful accounts	$5,835	$2,856	$2,741	(1)	$7,747	(2)	$3,685
Deferred tax valuation allowance	448	181	-		-		629

Year Ended December 31, 2011:
Allowance for doubtful accounts	$5,252	$3,314	$3,003	(1)	$5,734	(2)	$5,835
Deferred tax valuation allowance	865	(417)	-		-		448

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

10.6(13)

Amended and Restated Credit and Guaranty Agreement dated as of August 2, 2013 among The Providence Service Corporation, Bank of America, N.A. SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc.

10.7(13)	Amended and Restated Pledge Agreement dated as of August 2, 2013 by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

10.8(13)	Amended and Restated Security Agreement, dated as of August 2, 2013, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

+10.9(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.10(15)	Separation and General Release Agreement dated December 31, 2013 between The Providence Service Corporation and Fred D. Furman.

+10.11(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.12(10)	Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Herman Schwarz.

+10.13(12)	Employment Agreement dated May 7, 2013 between The Providence Service Corporation and Warren S. Rustand.

+10.14(14)	Employment Agreement dated September 13, 2013 between The Providence Service Corporation and Robert E. Wilson.

+10.15(11)	Form of Restricted Stock Agreements, as amended.

+10.16(11)	Form of Stock Option Agreements.

+10.17(11)	Form of 2011 Performance Restricted Stock Unit Agreements.

+10.18(1)	Form of 2012 Performance Restricted Stock Unit Agreements.

+10.19(12)	Form of 2013 Performance Restricted Stock Unit Agreements.

*12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

*31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

*31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith

(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

(2)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.

(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.

(7)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(8)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.

(9)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.

(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.

(11)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.

(12)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 10, 2013.

(13)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.

(14)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.

(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ WARREN S. RUSTAND
Warren S. Rustand Chief Executive Officer

Dated: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WARREN S. RUSTAND	Chief Executive Officer and Director	March 14, 2014
Warren S. Rustand	(Principal Executive Officer)

/S/ ROBERT E. WILSON	Chief Financial Officer (Principal	March 14, 2014
Robert E. Wilson	Financial and Accounting Officer)

/S/ CHRISTOPHER SHACKELTON	Chairman of the Board	March 14, 2014
Christopher Shackelton

/S/ RICHARD A. KERLEY	Director	March 14, 2014
Richard A. Kerley

/S/ KRISTI L. MEINTS	Director	March 14, 2014
Kristi L. Meints