Form 10-K/A
period 2013-12-31
PROVIDENCE SERVICE CORP
filed 2014-04-28
CIK 1220754

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 24, 2014, there were outstanding 13,961,932 shares (excluding treasury shares of 973,564) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the Securities and Exchange Commission, or SEC, on March 14, 2014 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2013.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the current directors as of April 24, 2014:

Name	Age	Class	Term Expires
Richard A. Kerley (1)(2)(3)	64	1	2016
Kristi L. Meints (1)(2)(3)	59	3	2015
Warren S. Rustand	71	2	2014
Christopher Shackelton (1)(2)(3)(4)	34	1	2016

_______________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee
(4)	Lead Director

There are no family relationships among the current directors or executive officers of the Company.

The following is a brief summary of the background of each director:

Richard A. Kerley has served as our director since May 2010 and chairperson of the Compensation Committee since March 2011. Mr. Kerley is currently the Senior Vice President and Chief Financial Officer and member of the board of directors of Peter Piper, Inc., a privately-held pizza and entertainment restaurant chain. Mr. Kerley has served in these positions since November 2008. From July 2005 to October 2008, Mr. Kerley served as the Chief Financial Officer of Fender Musical Instruments Corporation. From June 1981 to July 2005, Mr. Kerley was an audit partner with Deloitte & Touche LLP. Prior to becoming a partner at Deloitte & Touche, Mr. Kerley served as an audit manager and staff accountant from August 1971 to June 1981. He received a bachelor of business administration degree in accounting from Marshall University in 1971 and is a certified public accountant in the State of Arizona.

Mr. Kerley is a senior financial executive with experience in a variety of operational issues, financial budgeting, planning and analysis, capital investment decisions, mergers and acquisitions, operational and financial controls, internal and external reporting, financings and public offerings and filings with the SEC. Mr. Kerley’s strong financial background provides the Board with financial expertise, including an understanding of financial statements, finance, capital investing strategies and accounting.

Kristi L. Meints has served as our director and chairperson of the Audit Committee since August 2003. From January 2005 to December 2009 when she retired, and from August 1999 until September 2003, Ms. Meints served as Vice President and Chief Financial Officer of Chicago Systems Group, Inc. (now known as CSG Government Solutions, Inc.), a technology consulting firm based in Chicago, Illinois. From October 2003 through December 2004, she served as Chief Financial Officer of Peter Rabbit Farms, a carrot and vegetable farming business in Southern California. From January 1998 until August 1999, she was interim Chief Financial Officer for Cordon Corporation, a start-up services company. Ms. Meints was group finance director for Avery Dennison Corporation, a New York Stock Exchange listed company that is a multi-national manufacturer of consumer and industrial products, from March 1996 until December 1997. From February 1977 until June 1995, she held a variety of financial positions at SmithKline Beecham Corporation, including as director of finance, worldwide manufacturing animal health products; and as manager of accounting and budgets for Norden Laboratories, Inc., one of its wholly owned subsidiaries. She received a bachelor’s degree in accounting from Wayne State College in 1975 and a master’s degree in business administration from the University of Nebraska in 1984.

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

Warren S. Rustand has served as our director since May 2005, and our lead director from January 2007 to November 2012. On November 19, 2012, Mr. Rustand was appointed by the Board to serve as Interim Chief Executive Officer. As part of the changes in management and Board composition, Mr. Rustand stepped down as Lead Director on that day. Effective May 7, 2013, Mr. Rustand was appointed Chief Executive Officer. Since January 2004, Mr. Rustand has served as managing director of SC Capital Partners LLC, an investment banking group which includes: corporate advisory services, a private equity fund, capital sourcing, with a focus on the microcap market. Since January 2001, he has served as the Chief Executive Officer of Summit Capital Consulting, a firm which specializes in the development of small to midsize companies by sourcing, and structuring financial, and human capital resources for the organization. Mr. Rustand has served as a member of the board of directors for over 40 public, private, and not-for-profit organizations. The range of these organizations is from multibillion dollar public companies, to midsize, early stage, and startup companies. During the past five years, in addition to servicing as our director, Mr. Rustand has held directorships at WPO Foundation, L3, TLC Vision Corporation and MedPro Safety Products. Mr. Rustand was chairman and Chief Executive Officer of Rural/Metro Corporation, an emergency health care company from 1993 to 1998. In addition, Mr. Rustand has had a long term interest in public policy, and in 1973, was selected as a White House Fellow. During his fellowship, he served in various positions such as special assistant to the Secretary of Commerce and special assistant to the Vice President. In addition, from 1974 to 1976, he served as the Appointments Secretary to the President. Mr. Rustand serves as a director of MedPro Safety Products, Inc., a medical device safety products company, where he chairs the audit committee and serves on other board committees. He received his bachelor’s degree and master’s degree from the University of Arizona in 1965 and 1972, respectively.

Mr. Rustand’s positions as a member of the board of directors for many public, private and not-for-profit organizations, managing director of SC Capital Partners LLC, Chief Executive Officer of Summit Capital and tenure as a senior executive at other organizations has enabled him to provide the Board with valuable business, leadership and management perspectives and business acumen. Mr. Rustand also brings financial expertise to the Board, including his prior service as chairman of the audit committee of other public companies.

Christopher S. Shackelton was appointed by the Board to serve as a director on July 26, 2012 and has served as Chairman of the Board since November 19, 2012. Mr. Shackelton is a Managing Partner at Coliseum Capital Management, an investment firm which he co-founded in January 2006 and which is a stockholder of the Company. Coliseum focuses on long-term investments in both public and private companies. From October 2003 to January 2006, Mr. Shackelton was an analyst at Watershed Asset Management, a special situations hedge fund. From July 2002 to October 2003, Mr. Shackelton was an analyst in the Investment Banking Division of Morgan Stanley & Co. Since November 2012, Mr. Shackelton has served on the board of directors for LHC Group, Inc., a nursing care company. In the past five years, Mr. Shackelton has served on the board of directors for Interstate Hotels & Resorts Inc., a global hotel management company, and Rural/Metro Corporation, an emergency health care company, where he served as Chairman. Mr. Shackelton is currently a Trustee for the Walter S. Johnson Foundation, as well as for multiple Connecticut based charitable organizations. Mr. Shackelton received a bachelor degree in Economics from Yale College in 2001.

Mr. Shackelton’s experience investing in and working with a wide range of companies provides the Board with valuable business leadership and strategic focus. Through investments in Medicaid, Medicare and private insurance funded transport, logistics, ambulatory and home health service companies, Mr. Shackelton has acquired an in-depth knowledge of the health care industry, which is beneficial to the Board. In addition, Mr. Shackelton brings financial and accounting experience from other public company boards on which he led efforts on mergers and acquisitions, financings, restructurings and other initiatives.

The following is a brief summary of the background of each executive officer who is not a director as of April 24, 2014:

Michael Fidgeon, 48, was appointed to serve as Chief Operating Officer of our Human Services segment in January 2013. Mr. Fidgeon began his career with the Company in 1997 after the Company acquired Family Preservation Services. Mr. Fidgeon was the first Eastern Division employee hired by the Company with a vision of developing services from Florida to Maine, and has served as Virginia State Director and Chief Operating Officer and President of the East Region prior to being appointed the Chief Operating Officer of our Human Services segment. Prior to his employment at the Company, Mr. Fidgeon worked in human services for multiple organizations. Mr. Fidgeon is the Chairman of his local Chamber of Commerce and serves on multiple Boards of Directors to several not-for-profit human service agencies. Mr. Fidgeon received a bachelor’s degree in psychology from Duke University.

Michael-Bryant Hicks, 39, was appointed to serve as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer on January 6, 2014. Mr. Hicks has significant corporate and regulatory experience in the healthcare industry. He was an Assistant General Counsel in the law department of DaVita HealthCare Partners Inc. (“DaVita”) in Denver, CO. Prior to DaVita, Mr. Hicks was Associate General Counsel for Beckman Coulter where he managed the legal function for the company's Asia and Latin America operations and provided legal counsel for domestic mergers and acquisitions and regulatory matters. Mr. Hicks began his career working as a corporate lawyer for two large law firms, Vinson and Elkins and Mayer Brown, Rowe & Maw. Additionally, Mr. Hicks received his law degree from Yale Law School and his bachelor's degree from the University of North Carolina at Chapel Hill. He also worked on small business incubation projects as a Fulbright Scholar in Quito, Ecuador.

Herman M. Schwarz, 51, was appointed to serve as Chief Executive Officer of our non-emergency transportation management services business (comprising Charter LCI Corporation, including its subsidiaries (collectively “LogistiCare”)) on May 20, 2009. Mr. Schwarz has nearly 25 years of experience and proven skills in strategy development, operations management, financial management, mergers and acquisitions activity, and sales and marketing leadership. From January 2007 to May 2009, Mr. Schwarz served as Chief Operating Officer of LogistiCare responsible for its day-to-day operations including call center operations, client relationships, subcontractor management, service delivery and quality assurance. Prior to joining LogistiCare in 2007, Mr. Schwarz was the founder and from August 2005 to December 2006 partner of C3 Marketplace LLC, a buying service venture that delivers cost effective sourcing from Asia to small and medium sized retailers and manufacturers. Other previous executive positions included President and Chief Executive Officer of Aegis Communications Group Inc., or Aegis, a publicly-traded provider of outsourced call center services, President of Elrick & Lavidge, the marketing research division of Aegis, as well as various senior roles with Selig Industries and National Linen Service, divisions of National Service Industries, from 1992 to 2005. Mr. Schwarz received a master’s degree in business administration from the Wharton School of Business at the University of Pennsylvania and a bachelor’s degree in commerce from the University of Virginia.

Justina Uzzell, 35, was appointed to serve as Senior Vice President and Chief People Officer, effective March 9, 2014. Justina’s prior experience was at Banner Health where she spent almost 15 years providing senior-level, human resources leadership in a variety of complex and challenging environments. Most recently, Justina was the Chief Human Resource Officer and senior executive accountable for strategic, fiscal and operational excellence of human resources and staffing services throughout Banner Health’s service area across seven states. Prior to that, Justina was accountable for all of the human resources functions and business operations such as medical imaging, culinary services, security, service excellence, volunteer services and children’s learning center at two of Banner Health’s hospitals. Justina holds a B.B.A. in business management from the University of Phoenix and her MBA from Grand Canyon University. Justina is certified as a Senior Professional in Human Resources (SPHR) and Just Culture Champion by Outcome Engineering, LLC. Justina’s work has been featured in the healthcare segment of The Advisory Board, in Washington, D.C., for the creation, implementation and results-oriented approach of the HR Business Partner model. She is a member of the American College of Healthcare Executives, Society of Human Resource Management and American Society for Healthcare Human Resources Association.

Robert E. Wilson, 67, was appointed to serve as our Executive Vice President and Chief Financial Officer on November 19, 2012. Prior to his appointment, Mr. Wilson had been a Managing Director in the Health Care Advisory Services practice of Grant Thornton since March 2011. From November 2008 until November 2010, Mr. Wilson was a Managing Director of Huron Consulting Group. He has almost 40 years of experience in the accounting, consulting and health care industries including over 25 years with Arthur Andersen as both an audit partner servicing public company clients as well as clients in the health care industry and as a consulting partner providing strategy and performance improvement solutions for health systems. From 2006 to 2008 he served as Chief Financial Officer for Billings Clinic, a community-owned health care company. Mr. Wilson served on the board of directors and as chair of the audit committee for Rural/Metro Corporation, a medical transportation company, from 2003 to 2011, and since January 2013 has served, and from 2004 to 2008 served, on the board of directors and as chair of the audit and compliance committee of Providence Health & Services, a Washington based non-profit hospital system. Mr. Wilson received a bachelor degree in Business Administration from the University of Washington and an MBA from California State University, Los Angeles.

Audit Committee and Audit Committee Financial Expert

           The Company’s Board has a separately designated standing Audit Committee. The Audit Committee is currently composed of Ms. Meints (Chairperson) and Messrs. Kerley and Shackelton. The Board has determined that each member of the Audit Committee is independent as defined by the applicable Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Board has also determined that Ms. Meints, Mr. Kerley and Mr. Shackelton are each an “audit committee financial expert” as defined under Item 407 of SEC Regulation S-K.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and greater than ten percent beneficial stockholders of Providence complied with applicable Section 16(a) requirements during the year ended December 31, 2013 other than Herman Schwarz who reported a disposition transaction late on a Form 4.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controllers and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Ann Mullen, Ethics Program Manager, at The Providence Service Corporation, 64 East Broadway Blvd., Tucson, AZ, 85701.

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

This Compensation Discussion and Analysis section, or CD&A, is designed to provide our stockholders with an explanation of our executive compensation philosophy and objectives, our 2013 executive compensation program and the compensation paid by the Company to the following named executive officers in 2013, referred to throughout this Form 10-K/A as our Named Executive Officers;

•	Warren S. Rustand, Chief Executive Officer

•	Robert E. Wilson, Executive Vice President and Chief Financial Officer

•	Herman M. Schwarz, Chief Executive Officer of LogistiCare Solutions, LLC

•	Craig A. Norris, Former Chief Executive Officer of Human Services

•	Fred D. Furman, Former Executive Vice President and General Counsel

•	Leamon A. Crooms III, Former Chief Strategic Officer

Mr. Norris and Mr. Furman served as executive officers in the positions noted above through the end of our 2013 fiscal year. Mr. Furman resigned as an employee effective December 31, 2013 and Mr. Norris stepped down from his position effective March 14, 2014, as more fully discussed below. Mr. Crooms’ employment with the Company was terminated effective December 30, 2013. He is included as a Named Executive Officer as a result of the severance payments made to him in connection with his separation from the Company.

The Compensation Committee evaluates and approves compensation for our officers. As part of its responsibilities, the Compensation Committee approves and administers their cash compensation, equity compensation and supplementary benefits, as well as our retirement compensation programs. In deciding to continue with our existing executive compensation practices, the Compensation Committee has considered that the holders of over 93% of the votes cast at our 2013 annual meeting of stockholders on an advisory basis approved the compensation of our Named Executive Officers as disclosed in the proxy statement for that annual meeting.

Executive Summary

Our compensation programs are intended to align our executive officers’ interests with those of our stockholders by rewarding performance that meets or exceeds the goals the Compensation Committee establishes with the objective of increasing stockholder value. In line with our pay for performance philosophy as described below, the total compensation received by our executive officers will vary based on corporate performance measured against annual and long-term performance goals. Our executive officers’ total compensation is comprised of a mix of base salary, annual incentive compensation and long-term incentive awards.

Our Compensation Committee continually reviews the compensation programs for our executive officers to ensure they achieve the desired goals of aligning our executive compensation structure with our stockholders’ interests and current market practices. As a result of its review process and in keeping with the Compensation Committee’s endeavor to more closely align our executive compensation structure with our stockholders’ interests and current market practices, the Compensation Committee implemented a policy, applicable beginning in 2012, that requires at least half of the equity-based compensation (based on the number of shares to be awarded annually) awarded to our executive officers to be performance based and measured over a multi-year performance period. Of the equity-based awards made in January and March 2013 under the Equity-Based Program for 2013 described below, performance restricted stock units represented approximately 80% of the total number of share based awards granted to our executive officers.

In 2013, our revenue remained consistent at $1.1 billion, with new contract wins and some contract terminations in both our non-emergency transportation services and human services segments. Our profitability increased considerably in 2013 due to reductions in transportation and general and administrative costs, a favorable effective tax rate related to equity compensation stock option exercises and the impact of the asset impairment charge in 2012. Our 2013 and 2012 financial performance was a determining factor in the compensation decisions and outcomes for 2013.

•

EBITDA (earnings before interest, taxes, depreciation and amortization) is the key financial performance metric we use for annual cash incentive awards. Performance with respect to this metric exceeded our budgeted target for 2013, and as a result, the annual cash incentives based on this metric were awarded to our executive officers for 2013.

•

EBITDA, diluted earnings per share and return on equity are the key financial performance metrics for equity-based awards. In determining the amount and type of equity-based awards to grant to each of our executive officers in 2013, the Compensation Committee considered, among other things, our financial performance as measured by these metrics for 2013 on an absolute basis as well as relative to the financial performance of a peer group of companies within our industry. The Compensation Committee allocated more than half of the equity-based compensation granted to the executive officers in 2013 to performance based restricted stock units. These restricted stock units, if earned based on the Company’s achievement of return on equity targets over a three year period established by the Compensation Committee discussed more fully below, will be settled in shares of the Company’s common stock.

In addition, as further discussed below, the Compensation Committee reviewed the analysis conducted by its compensation consultant (discussed further below) in determining the compensation packages of our executive officers in 2013. Based on this analysis, the Compensation Committee made some adjustments to the Named Executive Officers’ annual base salaries but chose not to change the target bonus opportunity for 2013.

The discussion and analysis that follows includes sections related to:

•	our compensation philosophy;

•	the forms of compensation paid during 2013 to each of our Named Executive Officers;

•	the Compensation Committee’s process for determining Named Executive Officer compensation; and

•	certain determinations made by our Compensation Committee with respect to the various components of our Named Executive Officers’ compensation.

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

Compensation Philosophy

We believe that compensation programs offered to executives should support the achievement of our financial goals and the creation of long-term stockholder value. Accordingly, our guiding compensation principles focus on:

•	attracting and retaining high-performance leaders;

•	aligning the interests of our executives with those of our stockholders;

•	linking a meaningful portion of executive compensation to our financial performance; and

•	awarding a significant portion of compensation based on at-risk opportunity while aligning compensation with factors that typically have an impact on stock price performance.

Our compensation program is designed to create a collegial atmosphere that encourages executives to cooperate toward the achievement of short-term and long-term goals that benefit us and stockholders, while at the same time rewarding each executive’s individual contribution to our success. To achieve this objective, the Compensation Committee has established a compensation package consisting of base salary, short-term incentive compensation in the form of an annual cash bonus, and long-term incentive compensation in the form of equity, including performance based awards that may be settled in stock or cash, as determined from time to time.

We believe it is appropriate that the Named Executive Officers’ overall compensation package be competitive with the level of compensation provided by a peer group of companies with comparable executives. To achieve this objective, we target salaries and incentive opportunities at competitive levels of our peers based on the best available market data. Compensation opportunities for exceptional business performance are higher, as we may pay above the industry median to motivate, reward and retain performers who significantly exceed our company and individual goals. Additional factors the Compensation Committee takes into consideration in determining an executive’s compensation level include role, tenure, experience, skills and individual performance.

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

•	Performance-Based Cash Bonuses under our Annual Incentive Compensation Program. Annual incentive compensation may be awarded to our Named Executive Officers in the form of cash bonuses. The purpose of such cash bonuses is to provide a direct financial incentive to the executives to achieve our company’s financial goals and their individual goals as measured by criteria and objectives set forth at the beginning of the year. Our Compensation Committee has adopted an annual incentive compensation program, or Annual Incentive Plan, which provides our Named Executive Officers with the opportunity to earn a cash bonus payment based on a targeted percentage of their base salaries if specific pre-determined performance measures are attained. We use these cash bonuses to reward Named Executive Officers for their short-term contributions to our performance, as measured by our ability to achieve specified financial and strategic targets within our overall operating plan.

•

Discretionary Cash Bonuses. In addition to performance-based incentive bonuses earned under our Annual Incentive Plan, the Compensation Committee may also award discretionary cash bonuses to all or certain of the Named Executive Officers based on their individual performance and our overall performance, special or unusual circumstances or for motivation or retention reasons. No discretionary bonuses were awarded to the Named Executive Officers for 2013.

•

Equity Grants under our Annual Equity-Based Compensation Program. Annual compensation may be awarded to our Named Executive Officers in the form of equity-based awards including performance restricted stock units settled in cash or stock that are performance based and measured with reference to our achievement of performance criteria established by the Compensation Committee. Each year we use equity grants under our 2006 Long-Term Incentive Plan, or the 2006 Plan, to ensure the focus of our Named Executive Officers on our key long-term financial and strategic objectives and to encourage them to take into account our stockholders’ long-term interests through ownership of our Common Stock or securities with value tied to our Common Stock. Our Compensation Committee has adopted an equity-based compensation program that recognizes the Named Executive Officers for their contributions to our overall corporate performance and provides a financial incentive to them to achieve our long-term goals. These awards can take the form of stock option grants, restricted stock awards and performance restricted stock units settled in cash or stock.

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

•

Post-termination compensation. We offer all our employees, including our Named Executive Officers, the opportunity to participate in our ERISA-qualified 401(k) Plan. All Named Executive Officers are eligible to participate in this 401(k) Plan and to receive a Company match, subject to plan requirements and contribution limits established by the Internal Revenue Service, or IRS. In addition, to further advance our interests and our stockholder’s interests by enhancing our ability to attract and retain certain management, key employees and independent contractors who are in a position to make contributions to our success, we have adopted both a non-qualified deferred compensation plan, or Deferred Compensation Plan, in which our Named Executive Officers, other than Mr. Schwarz, may participate and a deferred compensation Rabbi Trust Plan, in which Mr. Schwarz is entitled to participate. Participants in these plans, each of which is intended to comply with the provisions of Section 409A of the Internal Revenue Code, may defer portions of their compensation in order to provide for future retirement and other benefits. Additionally, pursuant to our employment agreements with our Named Executive Officers, each Named Executive Officer is entitled to certain cash payments upon termination of their employment for certain reasons and upon termination of employment in connection with a change in control. Our Named Executive Officers are also entitled to the acceleration of certain of their equity awards upon a change in control.

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

Compensation Approval Process

The compensation of our Chief Executive Officer is determined and approved by the Compensation Committee. Our Chief Executive Officer annually reviews the performance of each Named Executive Officer, other than himself, relative to the annual performance goals established for the year. He then makes recommendations to the Compensation Committee with respect to all aspects of the compensation of the other Named Executive Officers, but does not participate in the final deliberations of the Compensation Committee with respect thereto. The Compensation Committee exercises discretion in modifying compensation recommendations relating to the other Named Executive Officers that were made by our Chief Executive Officer and approves all compensation decisions for the Named Executive Officers. Compensation paid to officers (other than our Named Executive Officers) as defined in Section 16 of the Exchange Act and the rules and regulations promulgated thereunder, must also be approved by our Compensation Committee.

Executive Compensation Review Process

Competitive Positioning. In line with our compensation philosophy, the compensation program for our Named Executive Officers that was set by our Compensation Committee for 2013 was comprised of a mix of base salary, annual cash bonuses and long-term incentive compensation in the form of equity-based awards, as well as group medical and other benefits, participation in our Deferred Compensation Plan or Rabbi Trust Plan, as applicable, and 401(k) Plan and/or limited perquisites. In determining the base salary, targeted cash bonus under our Annual Incentive Plan and equity awards under our Equity-Based Program, referred to as “total targeted compensation,” for each of our Named Executive Officers for 2013, the Compensation Committee reviewed compensation levels for comparable executives among our peer companies prepared by our compensation consultant as well as published compensation survey data, recommendations made by our Chief Executive Officer with respect to the other Named Executive Officers, and various other factors specific to the individual executive and then used its discretion to set compensation for individual executive officers, including our Chief Executive Officer, at levels warranted, in its judgment, by external, internal and/or individual circumstances.

The Compensation Committee has the authority under its charter to retain compensation consultants to assist it. In accordance with this authority, the Compensation Committee engaged Deloitte Consulting as its compensation consultant to provide information, analyses, and advice regarding matters related to the compensation of our Chief Executive Officer and other Named Executive Officers for 2013.

The Compensation Committee engaged Deloitte Consulting to perform a competitive compensation benchmarking analysis utilizing both Peer Group proxy statements and published survey data and a review of the executive officers’ annual incentive plan design (including the performance metrics and incentive payout opportunity) and equity based program. In addition, Deloitte Consulting provided relevant and timely information on regulatory, legislative and corporate governance topics that impact our executive compensation program. Further, Deloitte Consulting provided the Compensation Committee with recommendations for total direct compensation developed by it based upon a comparison of total direct compensation among the Peer Group, published survey sources and of comparable executive positions similar to our executive officers’ positions to achieve the objectives established by the Compensation Committee described above.

For 2013, the Compensation Committee considered the compensation practices of the Peer Group of companies within our industry with respect to each Named Executive Officer in determining such executive’s (a) total compensation opportunity, (b)  base salary and (c)  combined short-term and long-term incentive compensation. The Compensation Committee believes the total compensation provided to each Named Executive Officer was a reasonable competitive response to the growing employment opportunities for our executives within our industry and as a means to further align our executives’ interest with our stockholders’ interests. The companies comprising the Peer Group that the Compensation Committee considered when determining the compensation awarded to our Named Executive Officers for 2013 were:

• Allied Healthcare International, Inc.	• Healthways Inc.

• Almost Family, Inc.	• IPC The Hospitalist Company, Inc.

• Amedisys Inc.	• LHC Group, Inc.

• Assisted Living Concepts Inc.	• Metropolitan Health Networks Inc.

• Capital Senior Living Corp.	• National Healthcare Corp.

• Chemed Corp.	• Skilled Healthcare Group, Inc.

• Emeritus Corp.	• Sun Healthcare Group, Inc.

• Five Star Quality Care Inc.	• Sunrise Senior Living Inc.

• Gentiva Health Services Inc.	• The Ensign Group, Inc.

These companies are competitors for our business as well as executive talent and are companies of comparable size measured in terms of revenue. Consequently, we are using the same peers for financial and stock price performance comparisons that we use for executive compensation comparisons.

In addition to the Peer Group data compiled by Deloitte Consulting, the Compensation Committee also reviewed published compensation survey data provided by Deloitte Consulting for purposes of evaluating the compensation of our Named Executive Officers. This published compensation survey data represented a broader industry view than the Peer Group data and also encompassed healthcare services and social services organizations. The Compensation Committee used this market survey data as a means of comparing our executive compensation program as a whole, as well as the pay of individual executives if the jobs were sufficiently similar to make the comparison meaningful, and ensuring that our executive compensation as a whole is appropriately competitive, given our performance and size.

Factors Considered and Reviewed. In performing its duties, the Compensation Committee took into account a market benchmarking analysis provided by Deloitte Consulting, the recommendations of Deloitte Consulting and several other factors in determining the actual compensation of our Named Executive Officers, including that of our Chief Executive Officer, for 2013. These other factors included the financial performance of the Company weighed against the external and internal nature of the factors contributing to those results, the executive officer’s individual job performance, responsibilities, experience and long-term potential. In addition, the Compensation Committee also considered relative individual tenure in position and relative internal equity among the Named Executive Officers. Ultimately, the Compensation Committee members took into account all of these factors and data and applied their own professional judgment in determining their recommendations and decisions on the total target compensation, the design of the annual incentive and long-term incentive awards and internal equity for the Named Executive Officers for 2013.

Each of the components of our Named Executive Officers’ total targeted compensation serves to meet one or more of our compensation objectives and each element of compensation is determined within the parameters established by the Compensation Committee. As a result of the foregoing consideration and review, the Compensation Committee determined that no increase in total targeted compensation would be necessary for our Named Executive Officers for 2013 in order to be competitive with the level of compensation provided by the Peer Group to comparable executives.

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

Determinations Made Regarding Executive Compensation for 2013

Base Salary. For 2013, the Compensation Committee reviewed the base salary amounts for each executive to ensure that they were competitive with the Peer Group base salary levels. In determining the base salary amounts for 2013 for each executive, the Compensation Committee also considered the internal comparisons of pay within the executive group as well as each of the executive’s individual job performance and the financial performance of the Company in 2012. The base salaries for Messrs. Wilson and Furman for 2013 remained the same as those fixed by the Compensation Committee for 2012 at $400,000 and $407,000, respectively. In determining the base salary amounts for each of Messrs. Rustand, Norris, Schwarz and Crooms, the Compensation Committee considered the compensation data for the Peer Group and internal comparisons of pay within the executive group. The base salary for Mr. Rustand’s service as interim Chief Executive Officer remained the same as that fixed by the Compensation Committee for 2012 at $59,900 per month for the period of January 1, 2013 through May 6, 2013. Upon appointment as our Chief Executive Officer as of May 7, 2013, the base salary for Mr. Rustand was fixed at $590,000 per year, adjusted for the ratable period from May 7, 2013 through December 31, 2013. For 2013, the Committee decreased Mr. Norris’ annual base salary by 6% to $432,000 and increased Mr. Schwarz’s annual base salary by 3% to $432,000 in March 2013. These adjustments in base salary were designed to realign Mr. Norris’ fixed cash compensation with the competitive range of the peer group reviewed and with respect to Mr. Schwarz to promote internal equity. Mr. Crooms’ salary was reduced to $300,000 in March 2013.

Annual Incentive Cash Compensation. For 2013, each of the Named Executive Officers (except for Mr. Wilson), was granted an opportunity to earn a portion of the incentive, or performance-based, cash bonus based upon pre-established performance targets under the Annual Incentive Plan. The amount of the potential incentive cash bonus that may have been earned by Mr. Rustand was targeted at 50% of his salary for the period January 1, 2013 through May 6, 2013, and targeted at 75% of his base salary for the period May 7, 2013 through December 31, 2013. The amounts that may have been earned by each of Messrs. Norris, Schwarz, Furman and Crooms were targeted at 75% of base salary. Messrs. Rustand, Norris, Schwarz, Furman and Crooms were also entitled to earn an additional bonus of up to 25% of their respective base salaries through sharing 20% of the amount, if any, by which EBITDA of the Company exceeded the EBITDA target, after expensing all compensation. Twenty percent of any such excess would be distributed pro-rata among Messrs. Rustand, Norris, Schwarz, Furman and Crooms, subject to the cap of 25% of each such individual’s base salary. The performance-based incentive was based on our achievement of an EBITDA measure established for such purpose at the beginning of the year.

Mr. Wilson was eligible to receive incentive cash compensation for 2013 under his employment agreement equaling 50% of his base salary if the Company achieved its 2013 budgeted EBITDA.

The Compensation Committee believes the Annual Incentive Plan provides a reasonable incentive to our executives to achieve and exceed strategic objectives and financial performance targets established by the Board and that it further aligns the interests of our Named Executive Officers with our and our stockholders’ interests and enhances stockholder value.

With respect to the financial performance portion of the Annual Incentive Plan, the Compensation Committee approved the use of an EBITDA related measure for purposes of determining award amounts for 2013 with the payout percentages discussed above. Budgeted EBITDA of $51.0 million for 2013 was established by the Compensation Committee as the Target level for purposes of the Annual Incentive Plan and Mr. Wilson’s incentive compensation.

The budgeted EBITDA for 2013 was determined by executive management and approved by the Board. Performance below the Target level would have resulted in no incentive cash compensation on the determination date under the financial performance based incentive. Payment of any cash bonus under the financial performance based incentive is paid only to the extent the EBITDA targets are attained after expensing all compensation. For 2013, our actual EBITDA exceeded our budgeted EBITDA by an amount sufficient to achieve the maximum annual incentive payment, which was paid to the Named Executive Officers.

Equity-Based Compensation.

Annual Equity-Based Compensation Program. In determining the amount of equity-based compensation to award each executive officer, the Compensation Committee considers the prior year’s financial performance, our stock price performance relative to the performance of the Peer Group and each executive officer’s annual compensation relative to the annual compensation of similar executives of the Peer Group.

Under the Equity-Based Program for 2013, each of the Named Executive Officers (except for Messrs. Rustand and Wilson) received, upon approval by the Compensation Committee on March 28, 2013, equity-based awards under the 2006 Plan equal in value to approximately $497,000, $497,000, $366,000 and $195,000 for Messrs. Norris, Schwarz, Furman and Crooms, respectively. The equity-based awards consisted of the number of shares of restricted stock and number of cash settled performance restricted stock units, or PRSUs, as set forth in the table below.

	Restricted
Executive	Stock	PRSUs
Norris	5,374	21,495
Schwarz	5,374	21,495
Furman	3,962	15,849
Crooms	2,109	8,437

Total	16,819	67,276

Of the total number of shares granted to the Named Executive Officers under the Equity-Based Program for 2013, the restricted stock and performance restricted stock units represented a mix of 20% and 80%, respectively. The restricted stock awards will vest in three equal annual installments on the first, second and third anniversaries of the date of grant, provided that the recipient is employed by us on each vesting date.

Vesting of the performance restricted stock units, or PRSUs, is subject to performance-based conditions, as described below. Each vested PRSU will be settled through the issuance of a share of our company’s common stock. Vesting criteria for PRSU awards require employment with our company throughout the performance period through and including December 31, 2015 as well as achievement of the performance goal.

The number of PRSUs that vest and are settled in stock will be dependent on the achievement of return on equity (determined by the quotient resulting from dividing our audited consolidated net income for the performance period by our average stockholders’ equity), or ROE, targets established by the Committee for the performance period described below. The Committee has established threshold and target levels of ROE for the cumulative ROE achieved by our company for the period beginning January 1, 2013 and ending December 31, 2015. Stock represented by the PRSUs, if earned, will be issued on or between March 1, 2016 and March 15, 2016. The Committee will certify in writing the ROE level achieved for the performance period on March 1, 2016 or as soon thereafter as the Committee is provided with our audited financials, but in no event later than March 15, 2016 (such date referred to as the Settlement Date). In addition, such certification will occur immediately prior to the settlement.

The number of PRSUs corresponding to the ROE level achieved, if any, will be settled by issuing an equal number of shares of our common stock to each of the Named Executive Officers on the Settlement Date. The following are the payout percentages for the ROE target levels set by the Compensation Committee.

•	33% of each tranche of the PRSUs will be awarded if we achieve an ROE equal to or greater than 12%, or Threshold, for the respective performance period; and,

•	100% of each tranche of the PRSUs will be awarded if we achieve an ROE equal to or greater than 15%, or Target, for the respective performance period.

In addition, in the event of a change in control (as defined in the 2006 Plan) of our company during any performance period, the PRSUs will be deemed earned by each executive and settled in cash at the Target level established by the Committee and paid to the executive within the number of days set forth in the Form of Performance Restricted Stock Unit Agreement.

A significant portion of equity-based compensation for 2013 was awarded to the Named Executive Officers based on our financial performance for 2012, measured in terms of EBITDA, return on equity and total stockholder return on an absolute basis as well as compared to the financial performance of the Peer Group. The Compensation Committee also considered the longer term retention and incentive benefits provided by the restricted stock and PRSUs in determining the amount of equity-based compensation to award in 2013.

Discretionary Equity-Based Compensation. On May 7, 2013 the Compensation Committee awarded 4,732 shares of restricted stock and 18,926 PRSUs to Mr. Rustand under the 2006 Plan equal in value to approximately $442,000. This discretionary award was made in connection with Mr. Rustand assuming the position of Chief Executive Officer of the Company.

On June 7, 2013, the Compensation Committee awarded 1,452 additional shares of restricted stock and 5,808 additional PRSUs to Mr. Crooms under the 2006 Plan equal in value to approximately $200,000. This discretionary award was made in connection with awards of restricted stock to other key employees involved in business development activities in recognition of their efforts in growing and expanding our business.

Policy Regarding the Timing of Equity Award Grants. The Compensation Committee makes its decisions regarding the number of stock options, shares of restricted stock and PRSUs to be awarded to the Named Executive Officers without regard to the effects that the release of our financial results might have on our stock price. Moreover, the exercise price of the options granted and the value of the restricted stock and/or PRSUs awarded are not known until after the close of regular trading on NASDAQ on the day the Compensation Committee meets, as the exercise price per share for option grants and the per share value of the stock and PRSU awards are equal to the closing market price of our Common Stock on the date of grant.

In addition to the annual grants of performance restricted stock units and restricted stock that typically are made in the first six months of each year to the non-employee members of the Board and the Named Executive Officers (and other executive officers throughout the year), such equity awards may be granted at other times during the year to new hires and employees receiving a promotion and in other special circumstances. Our policy is that only the Compensation Committee may make such grants to persons subject to the reporting requirements of Section 16 under the Exchange Act, or Section 16 Officers.

Post-Retirement Compensation.

401(k) Plans. All Named Executive Officers are eligible to participate in our 401(k) Plan and to receive a company match, subject to plan requirements and contribution limits established by the IRS. We provide matching contributions under our plan for participants of our human services operating segment equal to 10% of participant elective contributions up to a maximum amount of $400. At the end of each plan year, we also may make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In 2013, we contributed $400 on behalf of each of Messrs. Norris, Schwarz, Furman and Crooms. Messrs. Rustand and Wilson elected not to participate in our 401(k) plan.

Deferred Compensation. All of our Named Executive Officers, other than Mr. Schwarz, are eligible to participate in our Deferred Compensation Plan, which was put in place to compensate for the inability of certain of our highly compensated employees to take full advantage of our 401(k) plan. Participants in this plan may defer up to 100% of their base salary, service and performance based bonuses, commissions or Form 1099 compensation in order to provide for future retirement and other benefits. In addition, pursuant to the terms of the Deferred Compensation Plan, we may make discretionary credits to participants’ deferred compensation accounts. Participants are fully vested immediately in all amounts deferred by them and any discretionary credits made by us to their deferred compensation account. We may make additional other credits to the participant’s deferred compensation account for which the vesting will be determined at the time of grant. Participants may select from several fund choices and their deferred compensation account increases or decreases in value in accordance with the performance of the funds selected. A participant may receive a distribution from the plan upon a qualifying distribution event such as separation from service, disability, death, change in control or an unforeseeable emergency, all as defined in the plan. Distributions from the Deferred Compensation Plan are made in cash upon a qualifying distribution event. Distributions from the Deferred Compensation Plan may, as determined by the participant at the time permitted under the Deferred Compensation Plan, be made in a lump sum, annual installments or a combination of both. The Deferred Compensation Plan is intended to be an unfunded plan administered and maintained by us primarily for the purpose of providing deferred compensation benefits to participants.

As of December 31, 2013, none of our Named Executive Officers has elected to participate in our Deferred Compensation Plan.

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

Mr. Schwarz is eligible to participate in our Rabbi Trust Plan, but as of December 31, 2013, he was not a participant in this plan.

Change in Control and Severance Arrangements and Severance Payments in 2013.

We have entered into employment agreements with each of our Named Executive Officers. The following discussion describes the change in control provisions and severance arrangements of the employment agreements with the Named Executive Officers. Under these employment agreements, each Named Executive Officer is entitled to a severance payment upon the termination of his employment under certain circumstances and to a payment upon a change in control.

The employment agreements for Messrs. Schwarz, Norris, Furman and Crooms in effect in 2013 provided for a severance benefit in the event the executive is terminated by us without “Cause” or by the executive officer for “Good Reason” (each as defined in the executive’s employment agreement), or if the employment agreement is not extended or a new employment agreement is not entered into upon the expiration of the employment agreement. The severance benefit to which the executive will be entitled following such termination is equal to one and one half times the executive officer’s base salary then in effect; provided that prior to the date on which such benefit is paid the executive executes a general release in favor of us. In connection with the termination of their positions with the Company in 2013, Messrs. Furman and Crooms received severance payments of $610,500 and $450,000, respectively, pursuant to their employment agreements.

Certain payment provisions of these employment agreements are also triggered by a “Change in Control,” which is defined in the employment agreements, and an ensuing negative employment event. See “Potential Payments Upon Termination or a Change in Control – Change in Control Payments.” In the case of a Change in Control, other than Messrs. Rustand and Wilson, the benefit (which will not include an excise tax gross-up) payable to each Named Executive Officer would be calculated as follows:

Named Executive Officer	Multiple of the average of the executive’s annual W-2 compensation from us for the most recent five taxable years ending before the date on which the Change in Control occurs
Craig A. Norris (1)	Two times
Herman M. Schwarz	Two times
Fred D. Furman	Two times
Leamon A. Crooms III	One and one half times

(1) Mr. Norris ceased to serve as an executive officer in 2014 and thus is no longer entitled to this change in control benefit.

In connection with his appointment as Chief Executive Officer in May 2013, the Company entered into a two year employment agreement with Mr. Rustand. If Mr. Rustand is terminated without “Cause”, as defined by his employment agreement, he will be entitled to a severance benefit equal to his base salary that would have been paid from the date of termination through May 2015, or, if greater, a payment of six months of base salary, and any bonus earned for the prior completed fiscal year, but not yet paid, and a pro-rata portion of any bonus earned for the then fiscal year through the date of termination; provided that prior to the date on which such benefit is paid the executive executes a general release in favor of us. If such termination occurs in connection with or following a change in control, Mr. Rustand will be entitled to (i) the greater of his base compensation through May 2015 or 50% of the annualized amount if his base compensation and (ii) a pro-rata portion of his bonus, assuming the Company’s achievement of the specified performance milestones.

In September 2013, the Company entered into an employment agreement with Mr. Wilson. The agreement provides that if he is terminated without “Cause,” as defined by his employment agreement, Mr. Wilson will be entitled to receive his monthly base salary through December 31, 2014 and any bonus earned for the prior completed fiscal year, but not yet paid, and a pro-rata portion of any bonus earned for the then fiscal year through the date of termination; provided that prior to the date on which such benefit is paid the executive executes a general release in favor of us. If such termination occurs in connection with or following a change in control, Mr. Wilson will be entitled to (i) the greater of his base compensation through December 31, 2014 or 50% of the annualized amount if his base compensation and (ii) a pro-rata portion of his bonus, assuming the Company’s achievement of specified EBITDA milestones.

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

Other Benefits and Perquisites.

During 2013, our Named Executive Officers received, to varying degrees, a limited amount of other benefits, including certain group life, health, medical and other non-cash benefits generally available to all salaried employees. In addition, we also pay for the premiums of certain health and dental benefits for their families and additional disability and life insurance premiums on their behalf, which are not available to all salaried employees. We also provide certain perquisites to our Named Executive Officers, primarily relating to travel. More detail on these benefits and perquisites may be found elsewhere in this Form 10-K/A’s “Executive Compensation” section, in the table footnotes under the heading “Summary Compensation Table.”

Discussion of 2013 Compensation for Our Chief Executive Officer

In determining the compensation for Mr. Rustand upon his assuming the position of Chief Executive Officer, the Compensation Committee considered his compensation arrangement applicable during his service as interim Chief Executive Officer and compensation levels of Chief Executive Officers of our peers. The Compensation Committee made the determination of Mr. Rustand’s total targeted compensation based on his contributions in furtherance of our and our stockholders’ interests and level of responsibility and the Compensation Committee’s intent of setting total targeted compensation for Mr. Rustand to be competitive with that of the Peer Group for comparable positions.

Mr. Rustand’s base salary for 2013 was set at $59,500 per month in connection with his service as interim Chief Executive Officer, from January 1, 2013 through May 6, 2013, which was unchanged from the previous year. Upon appointment to Chief Executive Officer, Mr. Rustand’s base salary was set at $590,000 per year, of which he received a pro rata portion from May 7, 2013 through December 31, 2013. Mr. Rustand’s salary level was competitive with the Peer Group for chief executive officer positions and reflected the Compensation Committee’s assessment of his individual job performance to date and the Company’s financial performance in 2012.

In May 2013, the Compensation Committee awarded Mr. Rustand equity-based compensation in the amount of approximately $442,000 under the Equity-Based Program consisting of an award of 4,732 shares of restricted stock and 18,926 PRSUs that, if earned, would be settled in shares of common stock. The restricted stock will vest in three equal annual installments commencing one year from the date of grant, provided that Mr. Rustand is employed by us on each vesting date. The Compensation Committee awards equity-based compensation each year based in part on the Company’s prior year financial performance.

Compensation Decisions for Fiscal Year 2014

In March 2014, the Compensation Committee approved the pay for performance compensation plan for the Named Executive Officers then employed by the Company for fiscal year 2014, which has features designed to compensate the Company’s executives for financial performance focusing on return on equity, as well as actual performance compared to budgeted performance. On March 14, 2014, Mr. Norris stepped down from his position as Chief Executive Officer of the Company’s Human Services business segment and is currently employed “at will” as a senior advisor. In connection with these changes, Mr. Norris received severance of $648,000 under his employment agreement and Mr. Norris is no longer eligible for compensation under the Company’s long-term incentive plan. For 2014, the base salaries for Mr. Rustand, Wilson and Schwarz were not changed. The Compensation Committee again approved an annual incentive cash compensation bonus plan similar to that for fiscal 2013. Under the 2014 cash bonus program, executives will be entitled to awards based on corporate performance measures. The Committee chose to tie the Named Executive Officers eligibility to earn cash bonuses to the Company’s corporate financial performance as a whole and approved the use of EBITDA as the applicable measure. The amount of potential incentive cash bonus that may be earned by each of Messrs. Rustand and Schwarz is targeted to 75% of their respective base salaries. Further, they are each entitled to earn an additional bonus of up to 25% of their respective base salaries by sharing 20% of the amount, if any, by which EBITDA of the Company exceeds the EBITDA target set by the Committee, after expensing all compensation. Any such excess amount available will be distributed prorata among these Named Executive Officers and one other employee participating in the plan. Mr. Wilson does not participate in this annual cash bonus plan. His bonus eligibility is defined by the employment agreement entered into with him in September 2013.

As previously disclosed by the Company, in March 2014, the Committee also awarded time vested restricted stock (representing 20% of the equity based compensation based on the number of shares awarded) and stock settled PRSUs (representing 80% of the equity based compensation based on the number of shares awarded) to Messrs. Rustand and Schwarz. The restricted stock will vest in three equal annual installments on the first, second and third anniversaries of the date of grant, provided that the recipient is employed by the Company on each vesting date. Vesting of the performance restricted stock units and their settlement in stock will depend on achievement of targeted return on equity for a performance period beginning January 1, 2014 and ending December 31, 2016.

Stock Ownership Guidelines for Named Executive Officers

On January 13, 2012, the Compensation Committee amended the stock ownership guidelines for our Named Executive Officers. We believe that promoting stock ownership aligns the interests of our Named Executive Officers with those of our stockholders and provides strong motivation to build stockholder value. Under the amended stock ownership guidelines, our Chief Executive Officer is expected to own shares of our Common Stock with a value equal to three times his annual base salary and each of our other Named Executive Officers are expected to own shares of our Common Stock with a value equal to two times their respective annual base salaries.

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

Hedging and Pledging Prohibition

We have a policy that prohibits employees and the Board from engaging in any hedging or monetization transactions, or other financial arrangements that establish a short position in our Common Stock or otherwise are designed to hedge or offset a decrease in market value. In addition, we have a policy that prohibits our executive officers and the Board from pledging our Common Stock as collateral for a loan or for a margin account.

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

The Compensation Committee has reviewed and discussed with Providence’s management the preceding section entitled “Compensation Discussion and Analysis.” Based on this review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s annual report through filing of this Form 10-K/A.

Compensation Committee

Richard Kerley (Chairperson)	Kristi L. Meints	Christopher Shackelton

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us for services rendered in all capacities to us and our subsidiaries during the fiscal years ended December 31, 2013, 2012 and 2011 to our Named Executive Officers, which group is comprised of (1) our Chief Executive Officer, (2) our Chief Financial Officer, (3) each of our three other most highly compensated executive officers employed on December 31, 2013 and (4) one executive officer that terminated prior to December 31, 2013, who was one of the three most highly compensated executive officers during the fiscal year ended December 31, 2013:

				Stock	Option	Non-Equity Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	(1) ($)	($)	(2) ($)	(3) ($)	(4) ($)	(5) (6) (7) ($)	Total ($)
Warren S. Rustand	2013	633,619	123,238	205,281	-	386,329	44,357	1,392,824
Chief Executive Officer	2012	89,250	-	-	159,827	-	2,370	251,447

Craig A. Norris	2013	439,500	-	230,521	-	432,000	21,770	1,123,791
Former Chief Executive Officer	2012	462,000	-	392,640	-	46,200	31,065	931,905
of Human Services	2011	462,000	-	488,760	139,489	92,400	31,146	1,213,795

Herman M. Schwarz	2013	428,069	-	230,521	-	432,000	14,699	1,105,289
Chief Executive Officer of	2012	418,000	-	742,745	-	41,800	22,443	1,224,988
LogistiCare Solutions, LLC,	2011	418,000	-	429,960	139,489	83,600	23,714	1,094,763
our wholly-owned subsidiary

Fred D. Furman	2013	407,000	-	198,608	-	407,000	674,623	1,687,231
Former Executive Vice President	2012	407,000	-	270,693	-	40,700	70,075	788,468
and General Counsel	2011	407,000	-	313,510	139,489	81,400	71,320	1,012,719

Robert E. Wilson	2013	400,000	200,000	-	-	-	30,383	630,383
Chief Financial Officer	2012	50,000	-	-	410,691	-	3,922	464,613

Leamon A. Crooms III	2013	307,500	-	183,281	-	225,000	452,995	1,168,776
Former Chief Strategic Officer

___________________

(1)	Includes amounts contributed to our 401(k) Plan by each executive officer.

(2)

This column shows the aggregate grant date fair value of the restricted stock and PRSUs awarded in 2013, 2012 and 2011 in accordance with FASB ASC 718. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards Table” and “Outstanding Equity Awards” table. The grant date fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2013, 2012 and 2011 (Note 10, Stock-Based Compensation Arrangements). Each of the Named Executive Officers (except for Messrs. Rustand in 2012, and Wilson in 2012 and 2013) were granted a number of PRSUs in 2013, 2012 and 2011 subject to certain performance conditions. The amounts included in this column for the PRSUs granted in 2013, 2012 and 2011 are consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC 718. During 2013, approximately $126,368 in compensation expense was recorded for the awards granted in 2013, no compensation expense was recorded in 2013 or 2012 for the awards granted in 2012. The grant date fair value of the PRSU award granted in 2013 to each of Messrs. Rustand, Norris, Schwarz, Furman and Crooms assuming the maximum level of performance will be achieved totaled approximately $353,916, $397,443, $397,443, $293,048 and $316,011, however, amounts included in the table above reflect the threshold level of performance. Certain of the Named Executive Officers have received cash settlement for earned PRSUs granted in 2010 corresponding to the ROE level achieved by us for 2011 equal to 17.13%, which was between the Threshold and Maximum levels established by the Compensation Committee. Payment of the PRSU amounts was equally divided into three tranches corresponding to the required vesting period (described below). Cash payments were made on March 12, 2012 (the settlement date for these awards) in the amounts of $292,272, $236,841, and $127,659 to Messrs. Norris, Schwarz and Furman, respectively. The second tranche was paid on March 15, 2013 and the third tranche was paid on March 14, 2014. Amounts paid are not reflected in the table above.

(3)

This column reflects the aggregate grant date fair value of options awarded in 2012 and 2011 in accordance with FASB ASC 718. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards Table” and “Outstanding Equity Awards” table. The grant date fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2012 and 2011 under the notes indicated above in note (2).

(4)	The amounts in this column reflect cash incentive awards made to the Named Executive Officers under the Annual Incentive Plan for 2013, 2012 and 2011.

(5)

We provide the Named Executive Officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees, which are included in this column. For 2013, the amounts in this column include the following:

•

We paid health, dental, life and disability insurance premiums on behalf of Messrs. Rustand, Norris, Schwarz, Furman, Wilson and Crooms in the following amounts, respectively: $1,206, $21,371, $12,844, $17,688, $13,980 and $2,595.

•	Matching contributions by us under our retirement savings plan were made on behalf of Messrs. Norris, Schwarz, Furman and Crooms in the amount of $400 each.

•

We paid insurance premiums under two insurance plans that we provided for Mr. Rustand with aggregate coverage of up to $3.1 million. We paid $43,151 in aggregate premiums on these policies on behalf of Mr. Rustand in 2013. In addition, we paid insurance premiums under separate insurance plans we provided for Messrs. Schwarz and Furman with coverage of up to $1.0 million and $810,000, respectively. We paid premiums on these policies on behalf of Messrs. Schwarz and Furman in the amounts of $1,455 and $8,371, respectively, in 2013.

(6)	In addition to amounts disclosed in note (5) above, this column also includes the incremental value of perquisites for the Named Executive Officers detailed in the following table.

		Company
		Apartment	Travel
	Year	(a) ($)	(b) ($)	Total ($)

Fred D. Furman	2013	18,995	18,668	37,663
Former Executive Vice President
and General Counsel

Robert E. Wilson	2013	-	16,403	16,403
Executive Vice President and
Chief Financial Officer
_________________
(a)

Mr. Furman resides and works outside of Arizona, but regularly commutes to our headquarters in Arizona. Included in “All Other Compensation” for Mr. Furman for the year ended December 31, 2013 were payments for expenses related to the cost to maintain an apartment for Mr. Furman when he works at our headquarters. We value this benefit based on the actual cost incurred to maintain an apartment for Mr. Furman in Arizona.

(b)

For the year ended December 31, 2013, we paid $18,668 and $16,403 for transportation and other travel related expenses for Messrs. Furman and Wilson, respectively, to commute to the corporate office. We value this benefit based on the actual cost incurred for Messrs. Furman and Wilson to commute from their respective primary residencies to our corporate office.

(7)

In addition to amounts disclosed in notes (5) and (6) above, this column also includes payments for severance and other benefits of $610,500 and $450,000 paid to Messrs. Furman and Crooms, respectively, related to their departures from the Company on December 31, 2013 and December 30, 2013, respectively.

Grants of Plan Based Awards Table

The following Grants of Plan Based Awards table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers during the year ended December 31, 2013. The compensation plans under which the grants in the following table were made are described under the subheadings entitled “Determinations Made Regarding Executive Compensation for 2013 - Annual Incentive Cash Compensation” and “Determinations Made Regarding Executive Compensation for 2013 - Equity-Based Compensation” in the “Compensation Discussion and Analysis” section.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name (3)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	Grant Date Fair Value of Stock and Option Awards
Rustand
	(1)	-	289,747	386,329	-	-	-	-	-
	5/7/13	-	-	-	-	-	-	4,732	88,488
	5/7/13	-	-	-	6,309	-	18,926	-	116,792

Norris
	(1)	-	324,000	432,000	-	-	-	-	-
	3/28/13	-	-	-	-	-	-	5,374	99,365
	3/28/13	-	-	-	7,165	-	21,495	-	131,156

Schwarz
	(1)		324,000	432,000	-	-	-	-	-
	3/28/13	-	-	-	-	-	-	5,374	99,365
	3/28/13	-	-	-	7,165	-	21,495	-	131,156

Furman
	(1)		305,250	407,000	-	-	-	-	-
	3/28/13	-	-	-	-	-	-	3,962	101,903
	3/28/13	-	-	-	5,283	-	15,849	-	96,706

Crooms
	(1)		225,000	300,000	-	-	-	-	-
	3/28/13	-	-	-	-	-	-	2,109	38,995
	3/28/13	-	-	-	2,812	-	8,437	-	51,480
	6/7/13	-	-	-	-	-	-	1,452	40,003
	6/7/13	-	-	-	1,936	-	5,808	-	52,803

(1)

Amounts represent the target (payment made if the EBITDA criteria are met for the fiscal year) and maximum payouts (payment made if the EBITDA criteria are exceeded for the fiscal year) under the Annual Incentive Plan for 2013. The actual amounts earned by the Named Executive Officers in 2013 under the Annual Incentive Plan are set forth under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)

Amounts represent the Threshold and Maximum number of units eligible to be earned related to the PRSUs granted to each of the Named Executive Officers in 2013. The units will be settled in shares of common stock. The grant date fair value of the award is consistent with estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC 718.

(3)

Mr. Wilson is not included in the table above as no compensation was granted to him under the 2013 Incentive Compensation Plan. Mr. Wilson’s 2013 bonus was based on the terms of his employment agreement subject to the Company reaching its EBITDA target.

(4)

The number of shares shown in this column represents restricted stock awards made to the Named Executive Officers for 2013 under the Equity-Based Program. The grant date fair value of each of these awards was calculated in accordance with the provisions of FASB ASC 718. The grant date fair value of the award for Mr. Furman was recalculated on December 31, 2013 due to a modification of his award on that date.

Employment Agreements with the Named Executive Officers other than Warren S. Rustand and Robert E. Wilson

The following discussion and the discussion under the subheading below entitled “—Estimated Benefits Upon Termination or a Change in Control.” describe certain terms of the employment agreements with the Named Executive Officers other than Messrs. Rustand and Wilson. The discussion of the agreements with Messrs. Rustand and Wilson is set forth below under the subheading entitled “—Employment Agreements with Warren S. Rustand and Robert E. Wilson.”

On May 17, 2011, we entered into an employment agreement with Mr. Schwarz and we entered into amended and restated employment agreements with Messrs. Norris, Furman and Crooms in order to make the terms of their then existing employment agreements consistent with those of the employment agreement with Mr. Schwarz, collectively referred to as the Employment Agreements. The employment agreement with Mr. Schwarz commenced upon the expiration of the then existing employment agreement with him on December 6, 2011 and expires concurrently with the amended and restated employment agreements with the other Named Executive Officers on March 22, 2014. On March 24, 2014, we entered into a new substantially similar employment agreement with Mr. Schwarz. As discussed above Messrs. Furman and Crooms’ employment with the Company terminated on December 31, 2013 and December 30, 2013, respectively, and Mr. Norris stepped down from his position as an executive officer of the Company in March 2014.

The employment agreements had terms of three years (except for the agreement with Mr. Schwarz as noted above) with no automatic renewal. Among other things, the Employment Agreements include provisions for compensation and benefits (including term life insurance maintained by Providence for their benefit) for each executive officer and restrictive covenants as well as severance in the event of termination of employment under certain circumstances and a payment upon certain termination events in connection with or following a Change in Control (defined below). Details with respect to the severance and Change in Control provisions are set forth below under the subheading entitled “—Potential Payments Upon Termination or Change in Control.”

The annual base salary paid to each Named Executive Officer is reviewed at least annually by the Board and the Compensation Committee or other applicable committee of the Board in accordance with our compensation polices and guidelines and may be modified as a result of such review at the sole discretion of the Board and/or the Compensation Committee. In addition to an annual base salary during the term of the employment agreements, each Named Executive Officer is eligible to participate in any bonus plans or incentive compensation programs, if any, at a level consistent with his position and our policies and practices.

The employment agreements contain restrictive covenants providing for the employee’s non-competition, non-solicitation/non-piracy and non-disclosure. The term of the non-competition and non-solicitation covenants is for a period that includes the term of each of the employment agreements and for a period of 18 months after the employment agreement is terminated for any reason.

The employment agreements with Messrs. Furman and Crooms terminated upon their separation with the Company, other than certain provisions related to non-competition, non-solicitation, non-piracy and non-disclosure, intellectual property and non-disparagement, which by their terms survive termination. Mr. Norris’ employment agreement was modified in March 2014 to reflect his continuing status as an “at-will” employee of the Company.

Employment Agreements with Warren S. Rustand and Robert E. Wilson

Warren S. Rustand

Effective May 7, 2013, Mr. Rustand was appointed Chief Executive Officer and the Company entered into an employment agreement (“Rustand Employment Agreement”) with Mr. Rustand with a term through December 31, 2015. The Rustand Employment Agreement replaced a letter agreement that governed his employment as interim Chief Executive Officer, except for certain bonus provisions described below. Under the Rustand Employment Agreement, Mr. Rustand is entitled to an annual base salary of $590,000. In addition to an annual base salary during the term of the Rustand Employment Agreement, Mr. Rustand is eligible to participate in bonus plans or incentive compensation programs, if any, as may be in effect from time to time, at a level consistent with his position and with the Company’s then current policies and practices.

Effective May 7, 2013, Mr. Rustand was eligible to participate in a bonus program whereby he was paid a pro-rata portion (based on the number of days during the fiscal year following May 7, 2013) of an amount equal to seventy-five percent (75%) of his annual base salary upon the achievement of a financial performance target set by the Board for 2013 and a pro-rata portion of an additional amount equal to a portion of a pool equal to twenty percent (20%) of the amount by which the Company exceeds such financial performance target for 2013 up to twenty-five (25%) of Mr. Rustand’s annual base salary. Additionally, Mr. Rustand was entitled to receive a bonus equal to 50% of his annualized based compensation specified under the prior letter agreement which was calculated, paid and pro-rated based on the number of days elapsed commencing January 1, 2013 and through May 7, 2013.

           Per the Rustand Employment Agreement, the Company will maintain term life insurance on the life of Mr. Rustand for a period of five years. Mr. Rustand will have the absolute right to designate the beneficiaries under his the policy. The Company will pay the premium for the shorter of (i) the period of five years commencing on the later of (a) the Effective Date or (b) the date the insurance goes into effect or (ii) the period Mr. Rustand is employed by the Company. Premiums in respect thereof will thereafter be paid by Mr. Rustand.

           Mr. Rustand is also eligible to receive certain severance benefits in the event he is terminated by the Company without Cause (as defined by the Rustand Employment Agreement) including if such termination occurs in connection with or following a Change in Control.

If the sum of any lump sum payments due to Mr. Rustand would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended), then such lump sum payment or other benefit due to Mr. Rustand will be reduced to the largest amount that will not result in receipt by him of a parachute payment.

           The Rustand Employment Agreement contains restrictive covenants providing for Mr. Rustand’s non-competition, non-solicitation/non-piracy, non-disclosure and non-disparagement. The term of the non-competition and non-solicitation covenants is for a period that includes the term of the Rustand Employment Agreement, and for a period of two years after the Rustand Employment Agreement is terminated for any reason.

Robert E. Wilson

Effective September 13, 2013, Mr. Wilson entered into an Employment Agreement (“Wilson Employment Agreement”). The term of the Wilson Employment Agreement extends to December 31, 2014.

           Mr. Wilson is entitled to an annual base salary of $400,000. In addition to the annual base salary during the term of the Wilson Employment Agreement, Mr. Wilson is eligible to receive an annual bonus in the amount of fifty percent (50%) of his base salary upon the achievement of one hundred percent (100%) of budgeted EBITDA performance for each of the 2013 and 2014 calendar years, as determined by the Board of Directors or the Compensation Committee of the Board.

           We will maintain term life insurance on the life of Mr. Wilson. Mr. Wilson has the absolute right to designate the beneficiaries under this respective policy. We will pay the premiums for a period commencing on the later of (a) the date of Mr. Wilson’s employment agreement or (b) the date the insurance goes into effect and expiring on the earlier of (i) the five year anniversary of commencement or (ii) upon termination of Mr. Wilson’s employment with us, at which time the policy would lapse or Mr. Wilson would have the option to take over the policy.

Mr. Wilson is eligible to receive certain severance benefits in the event he is terminated by the Company without Cause (as such term is defined in the Employment Agreement), including if such termination occurs in connection with or following a Change in Control.

If the sum of any lump sum payments due to Mr. Wilson following a Change of Control would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended), then such lump sum payment or other benefit due to Mr. Wilson will be reduced to the largest amount that will not result in receipt by him of a parachute payment.

           The Wilson Employment Agreement contains non-competition, non-solicitation/non-piracy, non-disclosure and non-disparagement covenants. The non-competition and non-solicitation covenants apply during the term of the Wilson Employment Agreement and for a period of two years after the Wilson Employment Agreement is terminated for any reason.

2013 Annual Incentive Plan

Under the Annual Incentive Plan, as part of the mix of our Named Executive Officers’ total targeted compensation for 2013, each of the Named Executive Officers (except for Mr. Wilson, who received an award in the amount of $200,000, or 50% of his base annual salary) was granted an opportunity to earn a portion of the incentive, or performance-based, cash bonus. Under the Annual Incentive Plan, the amount of the potential incentive cash bonus that may be earned by each of Messrs. Rustand (for the period of May 7, 2013 through December 31, 2013), Norris, Schwarz, Furman and Crooms was targeted at 75% of his base salary with the potential to earn up to an additional 25% of base salary if the performance target was exceeded. Messrs. Rustand, Norris, Schwarz, Furman and Crooms received financial performance based incentive for 2013 totaling $386,329, $432,000, $432,000, $407,000 and $225,000, respectively. Mr. Crooms’ amount of $225,000 was set per the terms of his Separation and General Release Agreement. Additional information with respect to our Annual Incentive Plan is set forth earlier in this Executive Compensation section under the heading entitled “Compensation Discussion and Analysis — Determinations Made Regarding Executive Compensation for 2013–Annual Incentive Cash Compensation.”

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

In August 2012, the stockholders approved amendments to the 2006 Plan, which included, among other things, the adoption of a fungible share plan design, a prohibition on liberal share counting and a prohibition on the issuance of dividend equivalent rights with respect to appreciation awards or unearned performance awards all as set forth in the 2006 Plan, as amended.

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

As of December 31, 2013, we had a total of 2,385,910 unissued shares of Common Stock under the 2006 Plan, including 836,124 shares reserved for issuance upon the exercise of outstanding options and vesting of restricted stock and PRSU awards.

2013 Annual Equity-Based Program

Under the Equity-Based Program, as part of the mix of total targeted compensation that was set for our Named Executive Officers for 2013, each of the Named Executive Officers (except for Messrs. Rustand and Wilson) was entitled to receive equity-based awards under the 2006 Plan equal in value to approximately $496,800, $496,800, $366,300 and $195,000 for Messrs. Norris, Schwarz, Furman and Crooms, respectively.

Additional information with respect to our Equity-Based Program is set forth earlier in this “Executive Compensation” section under the heading entitled “Compensation Discussion and Analysis — Determinations Made Regarding Executive Compensation for 2013 — Equity-Based Compensation.”

Outstanding Equity Awards at December 31, 2013

The following table reflects the equity awards granted by us to the Named Executive Officers outstanding at December 31, 2013:

	Option Awards (1)				Stock Awards		PRSU Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)(4)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(5)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(6)
Warren S. Rustand (7)
5/26/05	10,000	—	24.05	5/26/15	—	—	—	—
12/6/05	10,000	—	28.47	12/6/15	—	—	—	—
1/3/07	10,000	—	24.59	1/3/17	—	—	—	—
6/9/08	10,000	—	26.14	6/9/18	—	—	—	—
6/14/10	7,814	—	16.35	6/14/20	—	—	—	—
5/7/11	1,333	667	14.16	5/7/21	—	—	—	—
11/21/12	—	22,500	12.59	11/20/17	—	—	—	—
					13,705	352,493	6,309	162,259

Craig A. Norris
2/16/05	5,000	—	20.62	2/16/15	—	—	—	—
12/6/05	20,000	—	28.47	12/6/15	—	—	—	—
6/9/08	20,833	—	26.14	6/9/18	—	—	—	—
5/20/10	30,000	—	17.35	5/20/20	—	—	—	—
3/14/11	7,999	4,001	14.72	3/14/21	—	—	—	—
					18,903	486,185	7,165	184,284
Herman M. Schwarz
6/9/08	12,723	—	26.14	6/9/18	—	—	—	—
5/15/09	20,000	—	11.72	5/15/19	—	—	—	—
5/20/10	30,000	—	17.35	5/20/20	—	—	—	—
3/14/11	7,999	4,001	14.72	3/14/21	—	—	—	—
					34,663	891,532	7,165	184,284
Robert E. Wilson
11/21/12	30,000	30,000	12.59	11/20/17	—	—	—	—

Fred D. Furman
12/6/05	20,000	—	28.47	12/6/15	—	—	—	—
6/9/08	14,032	—	26.14	6/9/18	—	—	—	—
3/14/11	—	4,001	14.72	3/14/21	—	—	—	—

Leamon A. Crooms III
5/20/10	10,827	—	17.35	3/31/14	—	—	—	—
3/14/11	3,666	—	14.72	3/31/14	—	—	—	—

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

(2)

The options expire ten years from the date of grant (except for the options granted to Messrs. Rustand and Wilson, which expire five years from the date of grant). The options have an exercise price equal to the closing market price of our Common Stock on the date of grant. Except for the options granted to Messrs. Rustand and Wilson, the options and restricted stock awards vest in three equal annual installments beginning one year from the date of grant. The options granted to Mr. Rustand vest at the end of his current term as director in 2014. The unvested options granted to Mr. Wilson will vest on December 31, 2014.

(3)	Represents unvested restricted stock awards that vest as follows:

Award	Grant Date	Vesting
Restricted Stock	3/14/11	1/3 per year beginning on the anniversary of the grant
Restricted Stock	1/13/12	1/3 per year beginning on the anniversary of the grant
Restricted Stock	3/22/12	1/3 per year beginning on the anniversary of the grant
Restricted Stock	3/28/13	1/3 per year beginning on the anniversary of the grant
Restricted Stock	5/7/13	1/3 per year beginning on December 31, 2013
Restricted Stock	6/7/13	1/3 per year beginning on the anniversary of the grant

(4)	The market value of the unvested restricted stock awards was calculated using the closing market price of our Common Stock on December 31, 2013.

(5)	Represents unvested performance restricted stock units granted during 2013, at the threshold performance level, that vest on December 31, 2015.

(6)	The market value of the unvested performance restricted stock units was calculated using the closing market price of our Common Stock on December 31, 2013.

(7)	The outstanding equity awards for Mr. Rustand include awards granted to him as both a director and executive officer.

Option Exercises and Stock Vesting Table

The following table provides additional information about the value realized by the Named Executive Officers on option award exercises and stock and PRSU award vesting during the year ended December 31, 2013.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Warren S. Rustand (2)	-	-	9,877	226,098
Craig A. Norris	-	-	10,559	185,350
Herman M. Schwarz	-	-	17,802	322,735
Fred D. Furman	66,824	522,129	17,050	365,320
Leamon A. Crooms III	-	-	2,818	53,790

(1)	Excludes vested PRSUs that were settled in cash on March 14, 2014 as follows:

Name	Number of Shares Vested (#)	Value Realized Upon Settlement ($)
Craig A. Norris	6,314	97,424
Herman M. Schwarz	5,116	78,947
Fred D. Furman	2,758	42,553

(2)	The number of shares acquired on vesting and value realized on vesting for Mr. Rustand included awards granted to him as both a director and executive officer.

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

None of the Named Executive Officers have elected to participate in any of our deferred compensation plans.

Potential Payments Upon Termination or Change in Control

General

Each Named Executive Officer’s employment agreement provides for severance payments in the event of termination of employment under certain circumstances and a payment in the event of a Change in Control, none of which include excise tax gross-ups.

The receipt of the payments and benefits to the Named Executive Officers under the employment agreements are generally conditioned upon their complying with non-competition, non-solicitation/non-piracy and non-disclosure provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described therein will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies.

The Compensation Committee considered certain legal and tax provisions, fairness to stockholders, tenure of each executive officer and general corporate practice to select the events that will trigger payments under the employment agreements noted below.

Severance Payments

Each Named Executive Officer (except for Messrs. Rustand and Wilson) under their respective employment agreement is eligible to receive a severance benefit equal to one and one half times the executive officer’s base salary upon executing a general release in favor of us in the event of a termination of the executive officer either by us without Cause, or by the executive officer for Good Reason (each as defined below). Upon termination without Cause, Messrs. Rustand’s and Wilson’s employment agreements entitle them to severance equal to certain earned bonus payments and, in the case of Mr. Rustand, the greater of his base salary payable through the end of the agreement term or six months of his base salary, and, in the case of Mr. Wilson, his base salary through the end of the agreement term.

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

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the Named Executive Officers employed by us as of December 31, 2013, under the Employment Agreements, assuming that such agreement had been in effect and the termination circumstance occurred on December 31, 2013 and did not involve a Change in Control (as defined below):

	Reason for Termination of Employment
Named Officer and Nature of Payment	Voluntary by Executive $	Termination by Us without Cause or Termination by Executive for Good Reason (2) $	Cause $	Death $	Disability $
Warren S. Rustand:
Total cash payment	–	590,000	–	–	–
Cost of continuation of benefits	–	–	–	–	–
Value of accelerated stock option and stock awards (1)	–	–	–	–	–
Total	–	590,000	–	–	–

Craig A. Norris:
Total cash payment	–	648,000	–	–	–
Cost of continuation of benefits	–	–	–	–	–
Value of accelerated stock option and stock awards (1)	–	–	–	–	–
Total	–	648,000	–	–	–

Herman M. Schwarz:
Total cash payment	–	648,000	–	–	–
Cost of continuation of benefits	–	–	–	–	–
Value of accelerated stock option and stock awards (1)	–	–	–	–	–
Total	–	648,000	–	–	–

Robert E. Wilson:
Total cash payment	–	400,000	–	–	–
Cost of continuation of benefits	–	–	–	–	–
Value of accelerated stock option and stock awards (1)	–	–	–	–	–
Total	–	400,000	–	–	–

____________________

(1)	Except for the equity-based awards granted to each Named Executive Officer in 2013, 2012 and 2011, all equity awards were vested at December 31, 2013.

(2)	The employment agreements for Messrs. Rustand and Wilson do not provide for severance for termination by the executive for “Good Reason.”

Change in Control Payments

Certain payment provisions of the employment agreements are also triggered by a “Change in Control.” Under the Employment Agreements, a “Change in Control” is defined as an event or events, in which:

•

any “person” as defined in Sections 13(d) and 14(d) of the Exchange Act (other than (i) us or our subsidiaries, (ii) any fiduciary holding securities under our employee benefit plan or our subsidiaries, or (iii) any company owned by our stockholders), is or becomes the “beneficial owner” of 25% (50% in the case of Messrs. Rustand and Wilson) or more of our voting outstanding securities;

•

we consummate (i) mergers or consolidations as more specifically described in the Employment Agreements, (ii) a liquidation or (iii) the sale or disposition of all or substantially all of our assets; or

•	other than in the case of Messrs. Rustand and Wilson, a majority of our directors are replaced in certain circumstances during any period of two consecutive years.

Mr. Schwarz’s employment agreement also addresses a change in control of more than 50% of the combined voting power of the outstanding securities of Logisticare.

In the event of a Change in Control of the Company during the term of their employment agreements, and prior to the 24 month anniversary of the consummation date of the Change in Control (i) we terminate the executive’s employment without Cause, (ii) the executive terminates his employment for Good Reason, in lieu of any other amounts payable under the Employment Agreements, or (iii) the Employment Agreements expire by their terms and we do not offer to renew the agreement for an additional term to expire no earlier than the 24 month anniversary of the consummation date of the Change in Control, each of Messrs. Norris and Schwarz would receive a lump sum payment equal to two times the average of his annual W-2 compensation from us for the most recent five taxable years ending before the effective date of a Change in Control. The lump sum payment will be paid to the Named Executive Officer within ten days of his termination of employment following the Change in Control. Messrs. Rustand’s and Wilson’s employment agreements entitle them to receive (i) the greater of (a) annual base salary through the end of the term of the employment agreement or (b) fifty percent (50%) of annual base salary, and (ii) a pro-rata portion of any bonus earned prior to termination if a Change in Control occurs during the agreement term and after such Change in Control but prior to the end of the term, they are terminated without Cause.

Upon a Change in Control each of the Named Executive Officers is entitled to an accelerated vesting and payment of stock options, restricted stock and PRSU awards granted to that Named Executive Officer. However, if the sum of any lump payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the Named Executive Officer, would constitute an “excess parachute payment” (as defined in Section 280G of the Code), then such lump sum payment or other benefit will be reduced to the largest amount that will not result in receipt by the Named Executive Officer of a parachute payment.

The following table quantifies the estimated maximum amount of payments and benefits under the Employment Agreements and agreements relating to awards granted under our 2006 Plan to which the Named Executive Officers employed by us as of December 31, 2013 would have been entitled upon a Change in Control of our Company that occurred on December 31, 2013 and termination of employment.

Name	Change in Control Payment ($)	Value of Accelerated Vesting of Equity Awards ($)	Total Termination Benefits (1) ($)
Warren S. Rustand	1,180,000	501,742	1,681,742
Craig A. Norris (2)	1,748,640	867,138	2,615,778
Herman M. Schwarz	1,004,216	874,665	1,878,881
Fred D. Furman	1,537,591	626,392	2,163,983
Robert E. Wilson	400,000	71,746	471,746

__________________

(1)	No value has been assigned to any provisions of the Employment Agreements that remain in force following the Change in Control.

(2)	Mr. Norris ceased to serve as an executive officer in 2014 and thus is no longer entitled to this change in control benefit.

Compensation of Non-Employee Directors

As compensation for their service as directors of the Company in 2013, each non-employee member of the Board received a $79,200 annual stipend. For service as committee Chairs, the Chairs of the Audit Committee and Compensation Committee each received an additional stipend of $39,600 and the Chair of the Nominating and Governance Committee received an additional stipend of $26,400. For service as Chairman of the Board, the Chairman of the Board received an additional stipend of $52,800. Payment of the annual stipends was made on a monthly basis in advance of each month of service. No additional payments were made to non-employee members for participating in Board and committee meetings.

On June 7, 2013, each non-employee member of the Board then serving, excluding Mr. Shackelton, received an award of equity-based compensation under our 2006 Long-Term Incentive Plan, or 2006 Plan, consisting of 12,500 shares of restricted Common Stock. The restricted stock vests in three equal installments on the first, second and third anniversaries of the date of grant. Additionally, on June 7, 2013, in lieu of compensation payable to Mr. Shackelton for his service to the Board as a director, Coliseum Capital Partners, L.P. was granted 12,500 stock equivalent units, which vest in three equal installments on the first, second and third anniversaries of the date of grant. Coliseum Capital Partners, L.P. was additionally granted 12,500 stock equivalents units on June 7, 2013, which vest in three equal annual installments beginning on January 21, 2014. This grant was made in compensation of Mr. Shackelton’s services as a director beginning in 2012.

Non-employee directors are also reimbursed for reasonable expenses incurred in connection with attending meetings of the Board and meetings of Board committees.

2013 Director Compensation Table

	Fees Earned or	Stock	Option
	Paid in Cash	Awards(1)(2)	Awards (1)(3)	Total
Name	($)	($)	($)	($)
Christopher S. Shackelton (4)*	158,400	688,750	-	847,150
Richard Kerley*	118,800	344,375	-	463,175
Kristi L. Meints*	118,800	344,375	-	463,175

*	Committee Chair

(1)

On June 7, 2013, Mr. Kerley and Ms. Meints were awarded 12,500 shares of restricted stock under the 2006 Plan. The aggregate grant date fair value of the restricted stock awarded to each non-employee director was $344,375. The aggregate grant date fair value of the restricted stock was computed in accordance with the Financial Accounting Standards Board’s, or FASB Accounting Standards Codification (“ASC”) Topic 718-Compensation-Stock Compensation, or ASC 718. For a discussion of valuation assumptions, see Note 10, Stock-Based Compensation Arrangements, of our Annual Report on Form 10-K for the year ended December 31, 2013. Other than the 6,650 and 12,500 shares of restricted stock awarded to each non-employee director in 2011 and 2012, respectively, and the 12,500 shares of restricted stock awarded to each non-employee director described above, there were no other stock awards outstanding as of December 31, 2013 that were previously granted to the non-employee members of the Board. As of December 31, 2013, two thirds of the 6,650 shares of restricted stock were vested, one third of the 12,500 shares of restricted stock granted in 2012 were vested and none of the 12,500 shares of restricted stock granted in 2013 were vested.

(2)

On June 7, 2013, Coliseum Capital Partners, L.P. was granted 12,500 stock equivalent units, which vest in three equal installments on the first, second and third anniversaries of the date of grant. Coliseum Capital Partners, L.P. was additionally granted 12,500 stock equivalents units on June 7, 2013, which vest in three equal annual installments beginning on January 21, 2014. The aggregate grant date fair value of the stock equivalent units was computed in accordance with ASC 718 and totaled $688,750. None of the stock equivalent units granted in 2013 were vested as of December 31, 2013.

(3)

The following table sets forth the number of outstanding unexercised options to purchase shares of Common Stock and the associated exercise price and grant date fair value held by each non-employee director as of December 31, 2013. All outstanding options were fully vested as of December 31, 2013 with the exception of those options that were granted to each non-employee director in May 2011 that vest in one-third increments on the first, second and third anniversaries of the grant date:

		Number of stock options
Grant Date	Exercise Price	Richard Kerley	Kristi L. Meints
1/19/05	$ 20.30	-	10,000
1/3/07	$ 24.59	-	10,000
6/9/08	$ 26.14	-	10,000
12/6/05	$ 28.47	-	10,000
6/14/10	$ 16.35	-	7,814
5/17/11	$ 14.16	2,000	2,000
	Total	2,000	49,814

(4)

All of Mr. Shackelton’s compensation for service on the Board inures to the benefit of Coliseum Capital Management LLC (of which Mr. Shackelton is a Managing Partner) pursuant to this entity’s policy regarding Mr. Shackelton’s service on the board of companies in which it has an equity interest.

Under the Company’s stock ownership guidelines, as amended, non-employee directors are expected to own shares of our Common Stock with a value equal to three times their annual stipend.

Pursuant to the amended stock ownership guidelines, the following will count towards meeting the required holding level:

•	Shares held directly or indirectly;

•	Any restricted stock or stock units held under our Equity-Based Program (whether vested or unvested); and,

•	Shares owned jointly with or in trust for, their immediate family members residing in the same household.

Compliance with the established holding level requirement as determined under the guidelines is required by December 31, 2014. Once the ownership requirement has been achieved, the non-employee directors are free to sell shares of our Common Stock above the required holding level. The grant date fair value of each award will be used to determine whether a director meets the required holding level. In the event a non-employee director does not achieve his or her holding level set forth above or thereafter sells shares of our Common Stock in violation of the stock ownership guidelines, the Board will consider all relevant facts and take such actions as it deems appropriate under the circumstances.

 Compensation Committee Interlocks and Insider Participation

           The Compensation Committee consists of Messrs. Kerley (Chairperson) and Shackelton and Ms. Meints. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2013 was a current or former officer or employee of Providence, or engaged in certain transactions with us, which was required to be disclosed by regulations of the SEC. There were no compensation committee “interlocks” during the fiscal year ended December 31, 2013, which generally means that none of Providence’s executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of our Board or as a member of our Board’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of April 24, 2014, with respect to the beneficial ownership of Providence’s Common Stock by each stockholder known by us to own beneficially more than five percent of our outstanding Common Stock. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to the shares.

Name and Address	No. of Shares of Common Stock Beneficially Owned (1)	Percent of Voting Power of Common Stock (1)
Coliseum Capital Management, LLC Adam Gray Christopher Shackelton (2)	2,322,350	16.6%

Ameriprise Financial, Inc. Columbia Management Investment Advisors, LLC (3)	932,775	6.7%

Renaissance Technologies LLC (4)	816,000	5.8%

BlackRock, Inc. (5)	771,627	5.5%

Steelhead Partners, LLC (6)	757,591	5.4%

__________________

(1)

The securities “beneficially owned” by each stockholder are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities to which the stockholder has or shares voting or investment power or has the right to acquire within 60 days of April 24, 2014. Beneficial ownership may be disclaimed as to certain of the securities.

(2)

This information is based on ownership information reported by Coliseum Capital Management, LLC in its Form 13F filed on February 14, 2014, a Form 4 filed on January 29, 2014, and group information reported in a Schedule 13D/A filed by Coliseum Capital Management, LLC, Coliseum Capital, LLC, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Adam Gray, Christopher Shackelton (Metro Center, 1 Station Place, 7th Floor South, Stamford, CT 06902) and Blackwell Partners, LLC (c/o DUMAC, LLC, 280 S. Mangum Street, Suite 210, Durham, NC 27701) with the SEC on August 15, 2013. Based on information available in the Schedule 13D/A, the shares are held by (a) Coliseum Capital Partners, L.P. and Coliseum Capital Partners II, L.P., investment limited partnerships for which Coliseum Capital, LLC, a Delaware limited liability company, or CC, is general partner and for which Coliseum Capital Management, LLC, a Delaware limited liability company, or CCM, serves as investment adviser, and (b) Blackwell Partners, LLC, or Blackwell, a separate account investment advisory client of CCM. Christopher Shackelton and Adam Gray manage CCM and CC. Each of Christopher Shackelton, Adam Gray, Blackwell, CCP, CC and CCM disclaim beneficial ownership of these securities except to the extent of each person's own pecuniary interest therein.

(3)

Ameriprise Financial, Inc. (145 Ameriprise Financial Center, Minneapolis, MN 55474), or AFI, is the parent company of Columbia Management Investment Advisors, LLC, or CMIA, (225 Franklin St., Boston, MA 02110). AFI may be deemed to beneficially own the shares reported by CMIA. The shares reported by AFI include those shares separately reported by CMIA. Each of AFI and CMIA disclaims beneficial ownership of all shares of Common Stock reported. This information is based on the Schedule 13G/A filed with the SEC on February 13, 2014.

(4)

This information is based on the Schedule 13G filed by Renaissance Technologies LLC and Rennaisance Technologies Holdings Corporation (800 Third Avenue, New York, New York 10022) with the SEC on February 13, 2014.

(5)	This information is based on the Schedule 13G/A filed by BlackRock, Inc. (40 East 52nd Street, New York, NY 10022) with the SEC on February 10, 2014.

(6)

This information is based on the Schedule 13G/A filed by Steelhead Partners, LLC (“Stealhead”), James Michael Johnston, Brian Katz Klein (333 108th Avenue NE, Suite 2010, Bellevue, WA 98004) and Steelhead Pathfinder Master, L.P. (“Stealhead Pathfinder”)(c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands) with the SEC on February 14, 2014. According to the 13G/A, as of December 31, 2013, Steelhead Pathfinder and another client account for which Steelhead serves as the investment manager (collectively, the “Funds”) beneficially own certain convertible notes which are convertible into 757,591 shares of the Company’s common stock (based on the conversion rates set forth in such notes as of December 31, 2013). Steelhead Pathfinder beneficially owns certain convertible notes which are convertible into 725,815 shares of the Company’s common stock (based on the conversion rates set forth in such notes as of December 31, 2013). The securities reported as beneficially owned by Steelhead (the “Securities”) are held by and for the benefit of the Funds. Steelhead, as the investment manager of the Funds, and each of J. Michael Johnston and Brian K. Klein, as the member-managers of Steelhead, may be deemed to beneficially own the Securities held by the Funds for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the “Act”), insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. Each of Steelhead, Mr. Johnston and Mr. Klein disclaims beneficial ownership as to the Securities, except to the extent of his or its pecuniary interests therein.

Management and Directors Only

The following table sets forth certain information, as of April 24, 2014, with respect to the beneficial ownership of Providence’s Common Stock by (a) all of Providence’s directors, (b) all of Providence’s Named Executive Officers who were employed by the Company on such date as an executive officer and (c) all of Providence’s directors and executive officers who were employed by the Company on such date as an executive officer as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to his/her shares:

Name	No. of shares of Common Stock Beneficially Owned (1)	Percent of Voting Power of Common Stock (1)
Herman M. Schwarz (2)	111,061	*
Robert E. Wilson (3)	15,000	*
Richard A. Kerley (4)	25,567	*
Kristi L. Meints (5)	86,143	*
Warren S. Rustand (6)	65,225	*
Christopher S. Shackelton (7)	2,322,350	16.6%
All directors and executive officers as a group (9 persons)(8)	2,627,036	18.6%

_______________

*	Less than 1%
(1)

The securities “beneficially owned” by an individual are determined as of April 24, 2014 in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities to which the individual has or shares voting or investment power or has the right to acquire within 60 days after April 24, 2014. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Includes 36,338 shares of Common Stock held by Mr. Schwarz and 74,723 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2014.

(3)	Includes 15,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2014.

(4)	Includes 24,900 shares of Common Stock held by Mr. Kerley and 667 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2014.

(5)	Includes 36,329 shares of Common Stock held by Ms. Meints and 49,814 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2014.

(6)	Includes 15,411 shares of Common Stock held by Mr. Rustand and 49,814 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2014.

(7)

Includes 2,322,350 shares of Common Stock held by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC (for additional information see footnote 2 to the Principal Stockholders table above). Mr. Shackelton disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(8)	Includes 2,436,017 shares of Common Stock and 191,019 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2014.

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

In determining whether to approve or ratify a transaction with a related person under the policy, the Audit Committee is to consider all relevant information and facts available to it regarding the transaction and take into account factors such as the related person’s relationship to the Company and interest (direct or indirect) in the transaction, the terms of the transaction and the benefits to the Company of the transaction. No director is to participate in the approval of a related person transaction for which he or she is a related person or otherwise has a direct or indirect interest.

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

Transaction with CBIZ Benefits and Insurance Services, Inc.

Providence uses CBIZ Benefits and Insurance Services, Inc., or CBIZ, a subsidiary of CBIZ, Inc., to administer and consult on its self-insured employee health benefits, 401(k) and deferred compensation plans. For 2013, CBIZ and its subsidiaries received fees paid by Providence of approximately $441,000 and commissions of approximately $160,000 paid by third parties related to business with Providence. Eric Rustand, Mr. Rustand's son, works for CBIZ. Eric Rustand, Senior Benefits Consultant for CBIZ, is the lead consultant on the employee health benefits plans for Providence. For 2013, Eric Rustand received approximately $105,000 in compensation from CBIZ related to CBIZ's business with Providence. The business relationship between Providence and CBIZ existed prior to Mr. Rustand becoming a member of the Board and will continue in 2014.

Transaction with VWP McDowell, LLC

LogistiCare (our wholly-owned subsidiary) operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by LogistiCare from VWP McDowell, LLC, or McDowell, under an amended five-year lease that expires in 2014. For 2013, LogistiCare paid approximately $442,000 in lease payments (including taxes and common area maintenance charges) to McDowell. The lease terms provide a schedule of rental payments due to McDowell over the entire term of the lease. Logisticare entered into a new lease on the building commencing on July 1, 2014, with a termination date of June 30, 2024. For 2014, the monthly rental amounts due under the lease approximate $36,000. Steven Schwarz, Gregory Schwarz and Barry Schwarz, Mr. Schwarz’s brothers, each own 0.9%, 1.3% and 3.3% interest in McDowell, respectively. Michael Schwarz, Mr. Schwarz’s father is the trustee of MER Trust of which Mr. Schwarz and his brothers are beneficiaries and which has a 6.6% ownership interest in McDowell. In addition, Steven Schwarz owns a 50% interest in Via West Properties which is the managing member of McDowell. Via West Properties owns a 1.0% interest in McDowell. The original leasing arrangement between LogistiCare and McDowell existed prior to Mr. Schwarz becoming a Named Executive Officer of the Company.

Independence of the Board

           The Board believes that independence depends not only on our director’s individual relationships, but also on the Board’s overall attitude. Providing objective, independent judgment is at the core of the Board’s oversight function. Under our corporate governance guidelines, the Board, with the assistance of legal counsel and the Nominating and Governance Committee of the Board, uses the current standards for “independence” established by The Nasdaq Stock Market LLC, referred to in this Form 10-K/A as “NASDAQ”, to evaluate any material relationship a director may have with Providence to determine director independence. A director is not considered “independent” unless the Board affirmatively determines that the director has no material relationship with Providence or any subsidiary in the consolidated group other than as a director of another Board of Directors. Any relationship that falls below a threshold set forth by the standards for “independence” established by NASDAQ and our corporate governance guidelines, or is not required to be disclosed under Item 404(a) of SEC Regulation S-K, is automatically deemed to be an immaterial relationship. Our Board has affirmatively determined that all of the directors are independent except for Mr. Rustand, who is employed by Providence.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

Fees for professional services provided by KPMG, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2013 and 2012 in each of the following categories were:

	Fiscal Year Ended December 31,
	2013	2012
Audit fees	$1,096,212	$1,182,641
Audit related fees	$116,178	$-
Tax fees	$6,942	$6,863
All other fees	$63,346	$45,016
Total	$1,282,678	$1,234,520

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

Audit Related Fees. Audit related fees consisted of amount incurred for the stand alone audit of one of the Company’s subsidiaries.

Tax Fees. Tax fees consisted of amounts incurred for professional services rendered by KPMG for tax compliance and tax consulting in 2013 and 2012.

All Other Fees. Other fees consisted of fees incurred for services rendered by KPMG in 2013 and 2012 for the audit of information technology security and internal control over protected client health information related to our non-emergency transportation management services operating segment.

The Audit Committee has considered and determined that the services provided by KPMG were compatible with KPMG maintaining their independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee pre-approved all of the foregoing services provided to the Company by KPMG in fiscal years 2013 and 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2013 and 2012;

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2013, 2012 and 2011; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

(in thousands)

	Balance at	Charged to	Charged to				Balance at
	beginning of	costs and	other				end of
	period	expenses	accounts		Deductions		period

Year Ended December 31, 2013:
Allowance for doubtful accounts	$3,685	$2,991	$3,467	(1)	$5,925	(2)	$4,218
Deferred tax valuation allowance	629	185	-		-		814

Year Ended December 31, 2012:
Allowance for doubtful accounts	$5,835	$2,586	$2,741	(1)	$7,747	(2)	$3,685
Deferred tax valuation allowance	448	181	-		-		629

Year Ended December 31, 2011:
Allowance for doubtful accounts	$5,252	$3,314	$3,003	(1)	$5,734	(2)	$5,835
Deferred tax valuation allowance	865	(417)	-		-		448

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

10.6(13)

Amended and Restated Credit and Guaranty Agreement, dated as of August 2, 2013, among The Providence Service Corporation, Bank of America, N.A. SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc.

10.7(13)	Amended and Restated Pledge Agreement, dated as of August 2, 2013, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

10.8(13)	Amended and Restated Security Agreement, dated as of August 2, 2013, by and among The Providence Service Corporation (including its subsidiaries) and Bank of America, N.A., as administrative agent.

+10.9(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.10(15)	Separation and General Release Agreement dated December 31, 2013 between The Providence Service Corporation and Fred D. Furman.

+10.11(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.12(10)	Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Herman Schwarz.

+10.13(12)	Employment Agreement dated May 7, 2013 between The Providence Service Corporation and Warren S. Rustand.

+10.14(14)	Employment Agreement dated September 13, 2013 between The Providence Service Corporation and Robert E. Wilson.

+10.15(11)	Form of Restricted Stock Agreements, as amended.

+10.16(11)	Form of Stock Option Agreements.

+10.17(11)	Form of 2011 Performance Restricted Stock Unit Agreements.

+10.18(1)	Form of 2012 Performance Restricted Stock Unit Agreements.

+10.19(12)	Form of 2013 Performance Restricted Stock Unit Agreements.

* 12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

**31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

**31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002, of the Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.

*	Previously filed with the Original Filing.

**	Filed herewith.

(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

(2)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.

(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.

(7)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(8)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.

(9)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.

(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.

(11)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.

(12)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 10, 2013.

(13)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.

(14)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.

(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: April 28, 2014	By:	/s/ Warren S. Rustand
Warren S. Rustand Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2014	By:	/s/ Robert E. Wilson
Robert E. Wilson Chief Financial Officer
(Principal Financial and Accounting Officer)