Form 10-Q
period 2014-03-31
PROVIDENCE SERVICE CORP
filed 2014-05-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, there were outstanding 13,961,932 shares (excluding treasury shares of 973,564) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	March 31,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$105,840	$98,995
Accounts receivable, net of allowance of $3.9 million in 2014 and $4.2 million in 2013	100,275	88,315
Other receivables	5,624	6,607
Prepaid expenses and other	8,560	11,831
Restricted cash	2,883	3,772
Deferred tax assets	2,932	2,152
Total current assets	226,114	211,672
Property and equipment, net	33,321	32,709
Goodwill	113,154	113,263
Intangible assets, net	41,831	43,476
Other assets	8,869	11,681
Restricted cash, less current portion	11,433	11,957
Total assets	$434,722	$424,758
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$49,000	$48,250
Accounts payable	5,314	3,904
Accrued expenses	59,916	52,484
Accrued transportation costs	54,864	54,962
Deferred revenue	3,818	3,687
Reinsurance liability reserve	7,694	10,778
Total current liabilities	180,606	174,065
Long-term obligations, less current portion	74,500	75,250
Other long-term liabilities	13,313	15,359
Deferred tax liabilities	8,894	9,447
Total liabilities	277,313	274,121
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 14,556,544 and 14,477,312 issued and outstanding (including treasury shares)	15	14
Additional paid-in capital	195,581	194,363
Accumulated deficit	(27,354)	(33,641)
Accumulated other comprehensive loss, net of tax	(1,683)	(1,419)
Treasury shares, at cost, 973,564 and 956,442 shares	(16,111)	(15,641)
Total Providence stockholders' equity	150,448	143,676
Non-controlling interest	6,961	6,961
Total stockholders' equity	157,409	150,637
Total liabilities and stockholders' equity	$434,722	$424,758

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended
	March 31,
	2014	2013
Revenues:
Non-emergency transportation services	$198,077	$193,133
Human services	91,326	88,354
Total revenues	289,403	281,487

Operating expenses:
Cost of non-emergency transportation services	175,230	176,684
Client service expense	84,748	75,517
General and administrative expense	13,617	12,452
Depreciation and amortization	3,728	3,729
Total operating expenses	277,323	268,382
Operating income	12,080	13,105

Other expense:
Interest expense, net	1,585	1,751
Income before income taxes	10,495	11,354
Provision for income taxes	4,208	4,676
Net income	$6,287	$6,678

Earnings per common share:
Basic	$0.45	$0.51
Diluted	$0.44	$0.49

Weighted-average number of common shares outstanding:
Basic	13,801,456	13,148,717
Diluted	15,257,577	14,507,367

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended
	March 31,
	2014	2013

Net income	$6,287	$6,678
Other comprehensive loss:
Foreign currency translation adjustments	(264)	(160)
Comprehensive income	$6,023	$6,518

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2014	2013
Operating activities
Net income	$6,287	$6,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,103	1,934
Amortization	1,625	1,795
Provision for doubtful accounts	557	558
Stock based compensation	408	918
Deferred income taxes	(1,333)	(21)
Amortization of deferred financing costs	214	264
Excess tax benefit upon exercise of stock options	(323)	(158)
Other non-cash charges	35	22
Changes in operating assets and liabilities:
Accounts receivable	(12,534)	8,905
Other receivables	984	10
Restricted cash	(111)	(410)
Prepaid expenses and other	6,049	(287)
Reinsurance liability reserve	(1,950)	(1,948)
Accounts payable and accrued expenses	8,862	11,349
Accrued transportation costs	(98)	(2,059)
Deferred revenue	131	2,322
Other long-term liabilities	(3,060)	(71)
Net cash provided by operating activities	7,846	29,801
Investing activities
Purchase of property and equipment	(2,723)	(1,438)
Net increase (decrease) in short-term investments	(5)	(8)
Restricted cash for reinsured claims losses	1,525	46
Net cash used in investing activities	(1,203)	(1,400)
Financing activities
Repurchase of common stock, for treasury	(470)	(384)
Proceeds from common stock issued pursuant to stock option exercise	506	1,878
Excess tax benefit upon exercise of stock options	323	158
Repayment of long-term debt	-	(2,750)
Capital lease payments	(2)	(3)
Net cash provided by (used in) financing activities	357	(1,101)
Effect of exchange rate changes on cash	(155)	(83)
Net change in cash	6,845	27,217
Cash at beginning of period	98,995	55,863
Cash at end of period	$105,840	$83,080

Supplemental cash flow information:
Cash paid for interest	$619	$732
Cash paid for income taxes	$2,216	$1,770

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(in thousands except share and per share data)

1. Basis of Presentation and Description of Business

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation (“the Company,” “our,” “we” and “us”) and its wholly-owned subsidiaries.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. In order to conform to the current year presentation, prior year amounts have been reclassified to show human services revenues as one line item, and interest expense and interest income as interest expense, net. Additionally, prior year management fee receivables have been included in other receivables for comparable presentation purposes.

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued, and considered the effect of such events in the preparation of these consolidated financial statements.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Description of Business

The Company provides and manages government sponsored human services and non-emergency transportation services. The Company operates in two segments, Human Services and Non-Emergency Transportation Services (“NET Services”). In our Human Services segment, our counselors, social workers and behavioral health professionals work with clients who are eligible for government assistance due to income level, emotional/educational disabilities or court order. We provide human services primarily in the client’s home or community. The NET Services segment manages transportation networks and arranges for client transportation to health care related facilities and services for state or regional Medicaid agencies, managed care organizations (“MCOs”) and commercial insurers. As of March 31, 2014, the Company operated in 44 states and the District of Columbia in the United States and in three provinces in Canada.

2. Concentration of Credit Risk

Contracts with governmental agencies, and other entities that contract with governmental agencies, accounted for approximately 78.5% and 81.0% of the Company’s revenue for the three months ended March 31, 2014 and 2013, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions.

3.    Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2014	2013
Accrued compensation	$21,033	$22,940
NET Services contract adjustments	16,481	12,445
Other	22,402	17,099
	$59,916	$52,484

4. Stock-Based Compensation Arrangements

           The Company issues both option awards and restricted stock to employees and non-employee directors. Option awards and restricted stock generally vest in three equal installments on the first, second and third anniversaries of the date of grant. The fair value expense of option awards was estimated on the date of grant using the Black-Scholes option pricing formula and amortized over the option’s vesting periods, and the fair value of unvested restricted stock grants was determined based on the closing market price of the Company’s common stock on the date of grant. The following table summarizes the stock option activity:

	For the three months ended March 31, 2014
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	874,252	$19.76
Exercised	(22,249)	22.76
Forfeited or expired	(9,001)	27.87
Outstanding at March 31, 2014	843,002	$19.60

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted common stock:

	For the three months ended March 31, 2014
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	158,842	$17.68
Granted	20,333	27.99
Vested	(56,983)	15.39
Forfeited or cancelled	(14,439)	16.19
Non-vested at March 31, 2014	107,753	$21.04

5. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock and accumulated other comprehensive loss for the three months ended March 31, 2014:

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance at December 31, 2013	14,477,312	$14	$194,363	956,442	$(15,641)	$(1,419)
Stock-based compensation	-	-	408	-	-	-
Exercise of employee stock options, including net tax windfall of $304	22,249	-	810	-	-	-
Restricted stock issued	56,983	1	-	17,122	(470)	-
Foreign currency translation adjustments	-	-	-	-	-	(264)
Balance at March 31, 2014	14,556,544	$15	$195,581	973,564	$(16,111)	$(1,683)

On March 27, 2014, the Company entered into an Amendment and Termination of Rights Agreement (“Amendment”) with Computershare Trust Company, N.A. (“Rights Agent”), which amended the Amended and Restated Rights Agreement (“Rights Agreement”), dated as of December 9, 2011, by and between the Company and the Rights Agent. The Amendment accelerated the expiration date of the Rights Agreement from December 9, 2014 to March 27, 2014, such that, as of March 27, 2014, the preferred share purchase rights, each representing the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company expired and were no longer outstanding, and the Rights Agreement was terminated. Following the termination of the Rights Agreement, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the Preferred Shares.

6. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2014	2013
Numerator:
Net income, basic	$6,287	$6,678
Effect of interest related to the Senior Notes	499	499
Net income available to common stockholders, diluted	$6,786	$7,177
Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,801,456	13,148,717
Effect of dilutive securities:
Common stock options and restricted stock awards	299,784	219,505
Performance-based restricted stock units	17,172	-
Senior Notes	1,139,145	1,139,145
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	15,257,557	14,507,367

Basic earnings per share	$0.45	$0.51
Diluted earnings per share	$0.44	$0.49

The effect of issuing 1,139,145 shares of common stock on an assumed conversion basis related to the convertible senior subordinated notes (“Senior Notes”) was included in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013 as they have a dilutive effect. For the three months ended March 31, 2014 and 2013, employee stock options to purchase 198,261 and 880,010 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

7. Income Taxes

           The Company’s effective tax rate from continuing operations for the three months ended March 31, 2014 and 2013 was 40.1% and 41.2%, respectively. For both periods, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0%, due primarily to state income taxes as well as non-deductible stock option expense.

8. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $1,426 and $1,485 at March 31, 2014 and December 31, 2013, respectively.

9. Transactions with Related Parties

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a five year lease that expires in June 2014. A new lease has been executed with McDowell with a commencement date of July 1, 2014 and termination date of June 30, 2024. Certain immediate family members of Herman M. Schwarz (the chief executive officer of the Company’s non-emergency transportation services and an executive officer of the Company) have partial ownership interest in McDowell. In the aggregate, these immediate family members have an ownership interest of approximately 13% in McDowell directly and indirectly through a trust. For the three months ended March 31, 2014 and 2013, the Company expensed approximately $105 and $102, respectively, in lease payments to McDowell. Future minimum lease payments due under the current and new lease agreements totaled approximately $4,886 at March 31, 2014.

10. Business Segments

The Company’s operations are organized and reviewed by management along its services lines. The Company operates in two segments, Human Services and NET Services. Human Services includes government sponsored human services consisting of home and community based counseling, foster care and not-for-profit management services. NET Services includes managing the delivery of non-emergency transportation services. All corporate costs have been allocated to the Human Services and NET Services operating segments.

The following table sets forth certain financial information attributable to the Company’s business segments for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
Revenues:
NET Services	$198,077	$193,133
Human Services	91,326	88,354

Consolidated	$289,403	$281,487

Operating income:
NET Services	$16,695	$11,287
Human Services	(4,615)	1,818

Consolidated	$12,080	$13,105

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2014 and 2013, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2013. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2014 and Q1 2013 mean the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively.

Overview of our business

We provide government sponsored human services, and we arrange for and manage non-emergency transportation services. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored services, increasing pressure on governments to control costs and increasing acceptance of privatized human services and managed care solutions, we have grown both organically and by making strategic acquisitions.

We continue to focus on improving operating efficiencies, organic and acquisitive growth, and developing performance management systems designed to enhance and leverage our core competencies. Our core competencies include our enduring customer relationships, geographic reach, breadth of services and experience, management of the health related needs of defined covered lives populations, management of provider networks, contract bidding infrastructure, managed care contracting experience and technology platform development. By enhancing and leveraging these core competencies, we believe we can benefit from emerging trends in healthcare such as healthcare reform and integrated healthcare, which includes providing services to individuals who are eligible for both Medicaid and Medicare benefits. Further, by managing more populations eligible to receive our services, and outsourcing transportation management, we believe we can reduce the cost of care.

While we believe we are well positioned to benefit from healthcare reform legislation and to offer our services to a growing population of individuals eligible to receive our services, there can be no assurances that programs under which we provide our services will receive continued or increased funding. Additionally, it is not clear when the healthcare reform legislation will be fully implemented or when, and if, we will see any positive impact.

We also believe we are positioned to potentially benefit from recent trends that favor our in-home and community-based provision of human services; however, budgetary pressures still exist that could reduce funding for the services we provide. Medicaid budgets are fluid and dramatic changes in the financing or structure of Medicaid could have a negative impact on our business. We believe our business model allows us to make adjustments to help mitigate state budget pressures that are impacted by federal spending.

As of March 31, 2014, we were providing human services directly to approximately 57,400 unique clients, and had approximately 17.6 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services to these clients from approximately 385 locations in 44 states, the District of Columbia, and 3 provinces in Canada as of March 31, 2014.

Recent Developments

On March 31, 2014, the Company entered into a Share Sale Agreement (the “Sale Agreement”) to purchase all of the outstanding equity of Ingeus Limited (“Ingeus”), and an Australian Share Sale Agreement Side Deed (the “Side Deed”) pursuant to which, effective as of the closing, the Company will guarantee the obligations of Ingeus Europe Limited in its purchase of the share capital of Ingeus UK Limited from Deloitte LLP. Ingeus, based in Australia, is a distributed work force development company and market leader in outsourced employability programs, operating in the social improvement, employment and welfare services markets.

Pursuant to the Sale Agreement and the Side Deed, the Company will pay a purchase price comprised of (i) a cash payment of GBP £35.0 million at closing, (ii) the issuance at closing of restricted shares of Company common stock and payment of cash with a combined value of GBP £14.3 million , subject to a vesting schedule of 25% per year over a four year period and (iii) contingent consideration of up to GBP £75 million, payable over a five year period, based on the achievement of certain levels of Ingeus’ earnings before interest, taxes, depreciation and amortization and other defined criteria.

The Sale Agreement contains customary representations and warranties of the parties and customary covenants regarding the conduct of business by Ingeus prior to the closing and other typical matters. Following the closing, the Company will have certain rights to indemnification for breaches of representations and warranties and other matters, subject to defined caps and time and other limitations. The acquisition is expected to close in the second quarter of 2014, subject to customary regulatory approvals and closing conditions, including the performance by the parties of their obligations under the Sale Agreement and the material accuracy of each party’s representations.

Critical accounting estimates and policies

As of March 31, 2014, there has been no change in our accounting policies or the underlying assumptions or methodologies used to fairly present our financial position, results of operations and cash flows for the periods covered by this report.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2013.

Results of operations

Segment reporting.    Our financial operating results are organized and reviewed by our chief operating decision maker as two reportable segments, Human Services and Non-emergency Transportation (“NET”) Services. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer as more fully described in our Form 10-K for the year ended December 31, 2013.

Consolidated Results. The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended
	March 31,
	2014	2013
Revenues:
Non-emergency transportation services	68.5%	68.6%
Human services	31.5	31.4
Total revenues	100.0	100.0

Operating expenses:
Cost of non-emergency transportation services	60.5	62.8
Client service expense	29.3	26.8
General and administrative expense	4.7	4.4
Depreciation and amortization	1.3	1.3
Total operating expenses	95.8	95.3

Operating income	4.2	4.7

Non-operating expense:
Interest expense, net	0.6	0.6
Income before income taxes	3.6	4.1
Provision for income taxes	1.4	1.7
Net income	2.2%	2.4%

Overview of trends of our results of operations for Q1 2014

Our NET Services revenues for Q1 2014 as compared to Q1 2013 were favorably impacted by new contracts and expansion in certain markets. The results of operations for Q1 2014 as compared to Q1 2013 included an increase in revenue of 2.6% due to new business, while the cost of transportation decreased by 0.8% during this period, contributing to improved margins for Q1 2014.

Our Human Services revenues for Q1 2014 as compared to Q1 2013 increased 3.4% and were favorably impacted by contracts that began in 2013 and were fully implemented by the end of the first quarter of 2014. However, client service expense increased in Q1 2014 from Q1 2013 by 12.2%. This increase included severance-related expenses for an executive officer, higher than expected foster care expenses and increased payroll and related costs due to an increase in the number of employees.

We believe the industry trend away from more expensive facility-based care services in favor of clinically appropriate home and community-based delivery systems such as ours will continue. We believe that our effective, low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit human services organizations. We also believe that the movement toward continued outsourcing of healthcare related non-emergency transportation management by governmental agencies and managed care organizations is a positive trend for the Company. Further, we believe we are well positioned to benefit from emerging trends in healthcare, particularly the development of integrated models of healthcare delivery and financing, and increased focus on logistics management as an important factor in improving patient access to preventative and health management services.

Q1 2014 compared to Q1 2013

Revenues

Non-emergency transportation services. NET Services revenues were as follows (in thousands):

Three Months Ended March 31,		Dollar	Percent
2014	2013	change	change
$198,077	$193,133	$4,944	2.6%

The increase in NET Services revenues in Q1 2014 was driven by:

●	new state contracts in Maine and Utah which began in August 2013 and February 2014, respectively;
●	an increase in membership in New Jersey;
●	expansion of our current Michigan Medicaid contract along with the implementation of approximately 600,000 lives via multiple new Michigan managed care contracts;
●	implementation of various new managed care contracts in Kansas and Illinois;
●	expansion of our managed care business in Louisiana, Massachusetts, New Mexico, New York and Hawaii;
●	continued expansion of our California ambulance commercial and managed care lines of business; and
●	rate adjustments matching historical utilization in a number of our contracts, as well as new rates for several renewed and awarded contracts.

This revenue growth was partially offset by a decrease in revenue resulting from the elimination and transition of the Connecticut “at-risk” contract to a new “administrative services only” contract implemented in February 2013, as well as the elimination of a City of Hartford contract and both the State and Southeast Region Medicaid contracts in Wisconsin in July 2013.

A significant portion of NET Service revenue is generated under capitated contracts where we assume the responsibility of meeting the covered transportation requirements of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and variable expense structure of our NET Services operating segment, expenses related to this segment vary with seasonal fluctuations. We expect our operating results will continuously fluctuate on a quarterly basis.

Human services. Human services revenues are comprised of the following (in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	change	change
Home and community based services	$75,910	$76,960	$(1,050)	-1.4%
Foster care services	14,795	8,444	6,351	75.2%
Management fees	621	2,950	(2,329)	-78.9%

Total human services revenues	$91,326	$88,354	$2,972	3.4%

Home and community based services. Home and community based services revenue decreased in Q1 2014 from Q1 2013 primarily due to the continued impact of waivers granted under the No Child Left Behind Act, inclement weather during the first quarter of 2014 leading to school cancellations, changes in program requirements in Florida, and continued movement out of group home programs, a trend that began in 2013. The decrease in revenue was partially offset by revenues derived from our workforce development program in Wisconsin that began during 2013 and was fully implemented by Q1 2014, as well as the impact of rate increases in certain programs during the latter half of 2013 and increased costs under certain cost reimbursement contracts.

Foster care services. Our foster care services revenues increased in Q1 2014 from Q1 2013 primarily as a result of our foster care contract in Texas that began in 2013, as well as the continued expansion of services into rural areas in Tennessee.

Management fees. The exit of, and changes to, certain management service agreements resulted in decreased management fees in Q1 2014 as compared to Q1 2013. We expect management fees to continue to decrease in 2014 and become a nominal part of our business.

Operating expenses

NET Services

Cost of non-emergency transportation services. NET Services expenses included the following for Q1 2014 and Q1 2013 (in thousands):

	The Months Ended March 31,		Dollar	Percent
	2014	2013	change	change
Payroll and related costs	$24,624	$22,896	$1,728	7.5%
Purchased services	143,945	146,870	(2,925)	-2.0%
Other operating expenses	6,448	6,585	(137)	-2.1%
Stock-based compensation	213	333	(120)	-36.0%
Total cost of non-emergency transportation services	$175,230	$176,684	$(1,454)	-0.8%

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for Q1 2014 as compared to Q1 2013 was due to the hiring of additional staff for new contracts in Maine and Utah, expansion efforts across several other markets, and additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 12.4% for Q1 2014 from 11.9% for Q1 2013, as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as transitioning the Connecticut contract from full risk contracts to administrative services only contracts. All of these activities resulted in higher payroll and related costs as a percentage of consolidated revenue.

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. The termination of one City of Hartford contract, several managed care contracts, and both of our Wisconsin contracts, along with the transition to an administrative services only contract in Connecticut and reduced transportation utilization due to inclement weather, has led to a decrease in purchased services. However, this decrease was partially offset by additional purchased service costs for our expanded business and new contracts covering Hawaii, Illinois, Kansas, Louisiana, Maine, Massachusetts, Michigan, New Mexico, New York, and Utah, as well as further California expansion in both the commercial and managed care markets for Q1 2014 as compared to Q1 2013.  As a percentage of NET Services revenue, purchased services decreased to approximately 72.7% for Q1 2014, from 76.0% for Q1 2013.

Other operating expenses. Other operating expenses decreased for Q1 2014 as compared to Q1 2013 due primarily to efficiencies gained as we optimized most of our call center and management infrastructure, as well as a reduction in new contract implementation costs. Other operating expenses as a percentage of NET Services revenues were 3.3% for Q1 2014 and 3.4% for Q1 2013.

Stock-based compensation. Stock-based compensation expense was approximately $0.2 million and $0.3 million for Q1 2014 and Q1 2013, respectively. This item was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment under our 2006 Plan, as well as costs related to performance restricted stock units.

Human Services

Client service expense.    Client service expense included the following for Q1 2014 and Q1 2013 (in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	change	change
Payroll and related costs	$61,799	$58,592	$3,207	5.5%
Purchased services	11,811	5,824	5,987	102.8%
Other operating expenses	11,178	10,895	283	2.6%
Stock-based compensation	(40)	206	(246)	-119.4%
Total client service expense	$84,748	$75,517	$9,231	12.2%

Payroll and related costs. Our payroll and related costs increased in Q1 2014 from Q1 2013 primarily due to severance costs related to the termination of an executive officer, increased medical claims expense, increased headcount in certain markets, including North Carolina, Texas and Delaware and the inability to adjust service staffing levels in markets that were impacted by weather related reductions in service volume in Q1 2014. Payroll and related costs as a percentage of revenue of our Human Services segment were 67.7% for Q1 2014 and 66.3% for Q1 2013.

Purchased services. We incur a variety of other support service expenses in the normal course of our domestic business, including foster parent payments, pharmacy payments and out-of-home placements. In addition, we subcontract with a network of providers for a portion of the workforce development services we provide throughout British Columbia, Canada. In Q1 2014, we experienced an increase in foster parent payments of approximately $6.2 million. This increase was primarily related to our contract in Texas that began in 2013. Purchased services, as a percentage of our Human Services segment revenues increased to 12.9% for Q1 2014, up from 6.6% for Q1 2013 due to the impact of foster parent payments.

Other operating expenses. Other operating expenses, as a percentage of revenue of our Human Services segment, remained relatively constant at 12.2% for Q1 2014 and 12.3% for Q1 2013.

Stock-based compensation. Stock-based compensation was a benefit of approximately $40 thousand and an expense of approximately $0.2 million for Q1 2014 and Q1 2013, respectively. The benefit in Q1 2014 was primarily a result of the forfeiture of stock related awards for a terminated executive officer. This item also includes the amortization of the fair value of stock options and restricted stock awarded to key employees under our 2006 Plan, as well as costs related to performance restricted stock units.

General and administrative expense. General and administrative expenses were as follows (in thousands):

Three Months Ended March 31,		Dollar	Percent
2014	2013	change	change
$13,617	$12,452	$1,165	9.4%

The increase in administrative expenses for Q1 2014 as compared to Q1 2013 was primarily a result of approximately $1.8 million in costs incurred during Q1 2014 related to the acquisition of Ingeus Ltd., as well as an increase in facilities costs of approximately $0.5 million related to the opening of new operating locations. We expect to incur additional costs related to acquisitions in the remainder of fiscal year 2014. These increases were partially offset by a decrease in payroll and related costs of approximately $1.4 million, primarily attributable to changes in management service agreements. General and administrative expense, as a percentage of revenue, increased to 4.7% in Q1 2014 from 4.4% in Q1 2013.

Depreciation and amortization. Depreciation and amortization were as follows (in thousands):

Three Months Ended March 31,		Dollar	Percent
2014	2013	change	change
$3,728	$3,729	$(1)	0.0%

As a percentage of revenues, depreciation and amortization was approximately 1.3% for Q1 2014 and Q1 2013.

Non-operating expense

Interest expense, net. Our current and long-term debt obligations have decreased from approximately $127.3 million at March 31, 2013 to $123.5 million at March 31, 2014. The decrease in our interest expense for Q1 2014 as compared to Q1 2013 primarily resulted from the decrease in outstanding debt, as well as a decrease in the interest rate under the revised terms of our amended credit facility completed in August 2013.

Provision for income taxes

           Our effective tax rate for Q1 2014 and Q1 2013 was 40.1% and 41.2%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q1 2014 and Q1 2013 due primarily to state taxes as well as non-deductible stock option expense.

 Adjusted EBITDA

           After adjusting for the items noted in the table below, Adjusted EBITDA was $18.1 million for Q1 2014 as compared to $16.8 million for Q1 2013.

EBITDA and Adjusted EBITDA are non-GAAP measurements. We utilize these non-GAAP measurements as a means to measure overall operating performance and to better compare current operating results with other companies within our industry. Details of the excluded items and a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measure are presented in the table below (in thousands). The non-GAAP measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because we believe it provides meaningful comparisons of the results of our operations for the periods presented. The non-GAAP measures are not in accordance with, or an alternative for GAAP, and may be different from pro forma measures used by other companies.

	Three months ended
	March 31,
	2014	2013

Net income	$6,287	$6,678

Interest expense, net	1,585	1,751
Provision for income taxes	4,208	4,676
Depreciation and amortization	3,728	3,729

EBITDA	15,808	16,834

Acquisition related costs	1,829	-
Payments related to the termination of an executive officer, net (a)	511	-

Adjusted EBITDA	$18,148	$16,834

(a)	Represents payments related to the termination of an executive officer, net of benefit of forfeiture of stock based compensation upon his departure.

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

Sources of cash for Q1 2014 were primarily from operations. Our balance of cash and cash equivalents was approximately $105.8 million at March 31, 2014 and $99.0 million at December 31, 2013. Approximately $3.7 million of cash was held by WCG at March 31, 2014, and is not available to fund domestic operations unless the funds are repatriated. We had restricted cash of approximately $14.3 million and $15.7 million at March 31, 2014 and December 31, 2013, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At March 31, 2014 and December 31, 2013, our total debt was approximately $123.5 million.

We may access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $7.8 million for Q1 2014. These cash flows included net income of approximately $6.3 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $3.3 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●	approximately $12.5 million related to the change in accounts receivable,

●	approximately $8.9 million due to the increase in accounts payable and accrued expenses primarily attributable to the timing of payments related to non-emergency transportation contracts, and

●	approximately $6.1 million related to the decrease in prepaid expenses and other assets primarily resulting from the decrease in prepaid insurance and prepaid income taxes since December 31, 2013.

Investing activities. Net cash used in investing activities totaled approximately $1.2 million for Q1 2014. Approximately $2.7 million was used to purchase property and equipment to support the growth of our operations, which was offset by a reduction in restricted cash of approximately $1.5 million related to the payment of claims.

Obligations and commitments

Convertible senior subordinated notes. On November 13, 2007, we issued the Senior Notes under the amended note purchase agreement dated November 9, 2007 to the purchasers named therein in connection with the acquisition of Charter LCI Corporation, including its subsidiaries, (collectively referred to as Logisticare) in December 2007. The proceeds of $70.0 million were used to partially fund the cash portion of the purchase price paid by us to acquire LogistiCare. The Senior Notes are general unsecured obligations subordinated in right of payment to any existing or future senior debt including our credit facility described below.

We pay interest at a rate of 6.5% per annum on the Senior Notes in cash semiannually in arrears on May 15 and November 15 of each year. The Senior Notes will mature on May 15, 2014, and we intend to repay the Senior Notes through a combination of our cash on hand and borrowings under our revolving credit facility.

As of March 31, 2014, we have repurchased approximately $22.5 million principal amount of the Senior Notes with cash.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 1.75% to 2.50% in the case of LIBOR loans and 0.75% to 1.50% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to our term loan at March 31, 2014 was 2.41%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 1.75% to 2.50%, respectively, in each case, based on our consolidated leverage ratio.

We are subject to affirmative and negative covenants, including financial covenants, relating to consolidated net leverage and consolidated net senior leverage as well as a consolidated fixed charge covenant. We were in compliance with all covenants as of March 31, 2014.

We had $16.0 million of borrowings outstanding under the revolving credit facility as March 31, 2014. $25.0 million of the revolving credit facility is available to collateralize certain letters of credit. As of March 31, 2014, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At March 31, 2014, our available credit under the revolving credit facility was $142.3 million.

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

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At March 31, 2014, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was approximately $0.4 million, $2.5 million and $8.0 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2014 was approximately $3.5 million. Further, SPCIC had restricted cash of approximately $12.6 million and $13.9 million at March 31, 2014 and December 31, 2013, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

           Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado Insurance Services, Inc. (“Provado”).  While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to those policies. The cumulative reserve for expected losses of this reinsurance program at March 31, 2014 was approximately $1.6 million.

Health Insurance

           We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $1.8 million and $1.9 million as of March 31, 2014 and December 31, 2013, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, such as any statements about our confidence or strategies or our expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities, constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” and “intends” and similar expressions which are intended to identify forward-looking statements.

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

Interest rate and market risk

As of March 31, 2014, we had borrowings under our term loan of $60.0 million and borrowings under our revolving line of credit of $16.0 million. Borrowings under the Amended and Restated Credit Agreement accrue interest at LIBOR plus 2.25% per annum as of March 31, 2014. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $3.0 million over the remaining term of the Amended and Restated Credit Agreement, which matures in 2018.

We have convertible senior subordinated notes of approximately $47.5 million outstanding at March 31, 2014 in connection with an acquisition completed in 2007. These notes bear a fixed interest rate of 6.5%.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report (March 31, 2014) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2014.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K for the year ended December 31, 2013 have not materially changed other than the additional risk factors set forth below. These changes should be read in conjunction with the risk factors included in our Form 10-K for the year ended December 31, 2013. The risks described in these reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The acquisition of Ingeus is subject to a number of obligations that the Company and Ingeus are required to complete. It is possible that these obligations may not be fulfilled, which could cause the termination of the Sale Agreement.

The Sale Agreement contains a number of customary conditions, such as the accuracy of representations and warranties in all material respects, that certain consents and approvals have been obtained, and other customary conditions, which must be met prior to the closing of the Ingues acquisition. Many of the conditions to consummation of the acquisition are not within our control, and we cannot predict when or if these conditions will be satisfied. If any of these conditions are not fulfilled or waived prior to the cutoff date set forth in the Sale Agreement (August 1, 2014), it is possible that the acquisition will not be consummated.

The failure to complete the acquisition of Ingeus could affect our stock price.

On March 31, 2014, we announced that we entered into an agreement to acquire Ingeus, with an expected close in the second quarter of 2014. Should the closing of the acquisition fail or be delayed, we may experience an adverse effect on our business or negative reactions from the financial markets, which may cause a decrease in the market price of our stock.

Failure to complete the acquisition of Ingeus could adversely affect our business.

If the acquisition is not completed, our ongoing business, financial condition or results of operations may be adversely affected, and we will be subject to several risks, including the following:

●

we will be required to pay certain costs related to the acquisition whether or not it is consummated, such as professional, legal and accounting fees, which costs could be substantial and for which we will receive little to no benefit;

●	our management will have focused its attention on negotiating and preparing for the acquisition instead of pursuing other opportunities that could have been beneficial to us; and

●	we may experience negative reactions from the financial markets, our customers and employees.

We may be unable to integrate Ingeus into our businesses successfully and realize the anticipated benefits of the acquisition of Ingeus.

The acquisition involves the combination of two companies that currently operate in different geographic locations. We will be required to devote significant management attention and resources to integrating Ingeus with our business practices, culture and operations. Potential difficulties we may encounter as part of the integration process include the following:

●	the challenge of integrating complex systems, operating procedures, regulatory compliance programs and technology of the two companies in a seamless manner; and

●

potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including one-time cash costs to integrate the two businesses.

Accordingly, if the acquisition is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2014:

				Total Number of
	Total Number			Shares of Common Stock	Maximum Number of
	of Shares of		Average Price	Purchased as Part of	Shares of Common Stock
	Common Stock		Paid per	Publicly Announced	that May Yet Be Purchased
Period	Purchased		Share	Plans or Program	Under the Plans or Program (2)
Month 1:
January 1, 2014
to
January 31, 2014	3,361	(1)	$24.77	-	243,900

Month 2:
February 1, 2014
to
February 28, 2014	1,204	(1)	$26.15	-	243,900

Month 3:
March 1, 2014
to
March 31, 2014	12,557	(1)	$28.28	-	243,900

Total	17,122		$27.44	-	243,900

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of March 31, 2014, we spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Dividends

Our existing debt agreement restricts the payment of dividends by the Company.

Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)	Share Sale Agreement, dated as of March 31, 2014, by and among Providence, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead, and Michael Maurice Morris.

2.2(1)

Australian Share Sale Agreement Side Deed, dated as of March 31, 2014, by and among Providence, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead, Michael Maurice Morris, and Deloitte LLP.

3.1(2)	Certificate of Elimination dated as of March 27, 2014.

4.1(2)	Amendment and Termination of Rights Agreement, dated as of March 27, 2014, by and between the Company and Computershare Trust Company, N.A., as Rights Agent.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 9, 2014	By:	/s/ Warren S. Rustand
Warren S. Rustand
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Robert E. Wilson
Robert E. Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Share Sale Agreement, dated as of March 31, 2014, by and among Providence, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead, and Michael Maurice Morris.

2.2(1)

Australian Share Sale Agreement Side Deed, dated as of March 31, 2014, by and among Providence, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead, Michael Maurice Morris, and Deloitte LLP.

3.1(2)	Certificate of Elimination dated as of March 27, 2014.

4.1(2)	Amendment and Termination of Rights Agreement, dated as of March 27, 2014, by and between the Company and Computershare Trust Company, N.A., as Rights Agent.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.