Form 10-Q
period 2014-06-30
PROVIDENCE SERVICE CORP
filed 2014-08-08
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were outstanding 14,829,890 shares (excluding treasury shares of 1,013,519) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	June 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$123,000	$98,995
Accounts receivable, net of allowance of $5.4 million in 2014 and $4.2 million in 2013	134,973	88,315
Other receivables	6,120	6,607
Prepaid expenses and other	29,737	11,831
Restricted cash	4,609	3,772
Deferred tax assets	460	2,152
Total current assets	298,899	211,672
Property and equipment, net	45,582	32,709
Goodwill	175,521	113,263
Intangible assets, net	112,304	43,476
Other assets	15,025	11,681
Restricted cash, less current portion	15,658	11,957
Total assets	$662,989	$424,758
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$2,250	$48,250
Accounts payable	39,120	3,904
Accrued expenses	81,376	52,484
Accrued transportation costs	68,516	54,962
Deferred revenue	14,239	3,687
Reinsurance liability reserve	14,592	10,778
Total current liabilities	220,093	174,065
Long-term obligations, less current portion	189,350	75,250
Other long-term liabilities	66,351	15,359
Deferred tax liabilities	10,404	9,447
Total liabilities	486,198	274,121
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 15,838,742 and 14,477,312 issued and outstanding (including treasury shares)	15	14
Additional paid-in capital	214,195	194,363
Accumulated deficit	(20,682)	(33,641)
Accumulated other comprehensive income (loss), net of tax	959	(1,419)
Treasury shares, at cost, 1,013,519 and 956,442 shares	(17,663)	(15,641)
Total Providence stockholders' equity	176,824	143,676
Non-controlling interest	(33)	6,961
Total stockholders' equity	176,791	150,637
Total liabilities and stockholders' equity	$662,989	$424,758

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Non-emergency transportation services	$216,296	$197,883	$414,373	$391,016
Human services	98,822	89,754	190,148	178,108
Workforce development services	28,835	-	28,835	-
Total revenues	343,953	287,637	633,356	569,124

Operating expenses:
Cost of non-emergency transportation services	196,397	182,931	371,627	359,615
Client service expense	88,364	76,296	173,112	151,813
Workforce development service expense	24,423	-	24,423	-
General and administrative expense	16,163	12,731	29,780	25,183
Depreciation and amortization	5,143	3,734	8,871	7,464
Asset impairment charge	-	492	-	492

Total operating expenses	330,490	276,184	607,813	544,567

Operating income	13,463	11,453	25,543	24,557

Other expense:
Interest expense, net	1,261	1,689	2,846	3,439

Income before income taxes	12,202	9,764	22,697	21,118

Provision for income taxes	5,530	3,888	9,738	8,564

Net income	$6,672	$5,876	$12,959	$12,554

Earnings per common share:
Basic	$0.47	$0.44	$0.93	$0.95
Diluted	$0.46	$0.43	$0.91	$0.91

Weighted-average number of common shares outstanding:
Basic	14,171,013	13,403,985	14,006,944	13,277,285
Diluted	14,453,964	13,680,911	14,306,898	14,912,861

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$6,672	$5,876	$12,959	$12,554
Other comprehensive loss:
Foreign currency translation adjustments	2,642	(255)	2,378	(415)
Comprehensive income	$9,314	$5,621	$15,337	$12,139

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2014	2013
Operating activities
Net income	$12,959	$12,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,908	3,873
Amortization	3,963	3,591
Provision for doubtful accounts	1,089	1,608
Stock based compensation	1,400	1,745
Deferred income taxes	207	2,194
Amortization of deferred financing costs	410	523
Excess tax benefit upon exercise of stock options	(2,346)	(640)
Asset impairment charge	-	492
Other non-cash charges	(40)	85
Changes in operating assets and liabilities:
Accounts receivable	(21,736)	1,856
Other receivables	487	(5)
Restricted cash	205	(102)
Prepaid expenses and other	(4,544)	(10,864)
Reinsurance liability reserve	4,648	4,718
Accounts payable and accrued expenses	7,172	15,718
Accrued transportation costs	13,554	(5,575)
Deferred revenue	(52)	(1,661)
Other long-term liabilities	(4,009)	(33)
Net cash provided by operating activities	18,275	30,077
Investing activities
Acquisition of businesses, net of cash acquired	(59,666)	-
Purchase of property and equipment	(8,267)	(3,494)
Net increase in short-term investments	(9)	(16)
Restricted cash for reinsured claims losses	(4,744)	(8,550)
Net cash used in investing activities	(72,686)	(12,060)
Financing activities
Repurchase of common stock, for treasury	(501)	(454)
Proceeds from common stock issued pursuant to stock option exercise	9,150	6,649
Excess tax benefit upon exercise of stock options	2,346	640
Proceeds from long-term debt	115,000	-
Repayment of long-term debt	(47,500)	(6,500)
Debt financing costs	(700)	-
Capital lease payments and other	(8)	(5)
Net cash provided by financing activities	77,787	330
Effect of exchange rate changes on cash	629	(236)
Net change in cash	24,005	18,111
Cash at beginning of period	98,995	55,863
Cash at end of period	$123,000	$73,974

Supplemental cash flow information:
Cash paid for interest	$2,783	$2,994
Cash paid for income taxes	$12,742	$10,046

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(in thousands except share and per share data)

1. Basis of Presentation, Description of Business, Significant Accounting Policies and Pending Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation (“the Company,” “our,” “we” and “us”) and its wholly-owned subsidiaries, including Ingeus Limited and its wholly-owned subsidiaries (collectively, “Ingeus”) which were acquired on May 30, 2014.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. In order to conform to the current year presentation, prior year amounts have been reclassified to show interest expense and interest income as interest expense, net. Additionally, prior year management fee receivables have been included in other receivables for comparable presentation purposes.

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued, and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company provides and manages primarily government sponsored non-emergency transportation, human and workforce development services. As a result of the Ingeus acquisition, the Company operates in three segments, Non-Emergency Transportation Services (“NET Services”), Human Services and Workforce Development Services (“WD Services”). The NET Services segment manages transportation networks and arranges for client transportation to health care related facilities and services for state or regional Medicaid agencies, managed care organizations (“MCOs”) and commercial insurers. In our Human Services segment, our counselors, social workers and behavioral health professionals work with clients, primarily in the client’s home or community, who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The WD Services segment provides outsourced employability programs. As of June 30, 2014, the Company operated in 41 states and the District of Columbia in the United States, and in 11 other countries.

Significant Accounting Policies

Foreign currency translation

Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at the average exchange rate for each applicable month. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Pending Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

●	Step 1: Identify the contract(s) with a customer.
●	Step 2: Identify the performance obligations in the contract.
●	Step 3: Determine the transaction price.
●	Step 4: Allocate the transaction price to the performance obligations in the contract.
●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a publicly held entity, this ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

2. Concentration of Credit Risk

Contracts with governmental agencies, and other entities that contract with governmental agencies, accounted for approximately 79.0% and 80.3% of the Company’s revenue for the six months ended June 30, 2014 and 2013, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions.

3. Restricted Cash

The Company had $20,267 and $15,729 of restricted cash at June 30, 2014 and December 31, 2013, respectively, as follows (in thousands):

	June 30,	December 31,
	2014	2013
Collateral for letters of credit - Contractual obligations	$-	$243
Contractual obligations	634	839
Subtotal restricted cash for contractual obligations	634	1,082

Collateral for letters of credit - Reinsured claims losses	3,033	3,033
Escrow/Trust - Reinsured claims losses	16,600	11,614
Subtotal restricted cash for reinsured claims losses	19,633	14,647

Total restricted cash	20,267	15,729

Less current portion	4,609	3,772

	$15,658	$11,957

Of the restricted cash amount at June 30, 2014 and December 31, 2013:

•	$243 at December 31, 2013 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•	$634 and $839, respectively, was held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business;

•	$3,033 in both periods served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s reinsurance program;

•	of the remaining $16,600 and $11,614:

o	$2,800 and $3,070, respectively, was restricted and held in trust for historical reinsurance claims losses under the Company’s general and professional liability reinsurance program;

o	$619 and $732, respectively, was restricted under our historical auto liability program; and

o

$13,182 and $7,812, was restricted and held in a trust at June 30, 2014 and December 31, 2013, respectively, for reinsurance claims losses under the Company’s workers’ compensation, general and professional liability and auto liability reinsurance programs.

4. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	June 30,	December 31,
	2014	2013
Prepaid insurance	$9,766	$4,409
Prepaid rent	3,838	1,685
Prepaid taxes	6,341	1,426
Prepaid compensation	1,962	105
Prepaid maintenance agreements and copier leases	1,492	862
Prepaid bus tokens and passes	1,205	1,367
Interest receivable - certificates of deposit	513	503
Other	4,620	1,474

Total prepaid expenses and other	$29,737	$11,831

 5.    Property and Equipment

Property and equipment consisted of the following:

	Estimated
	Useful	June 30,	December 31,
	Life (years)	2014	2013
Land	--	$1,911	$1,911
Buildings	39	11,821	11,629
Leasehold improvements	Shorter of 7 years or lease term	12,466	6,528
Furniture and fixtures	7	5,949	3,963
Automobiles	5	3,312	2,732
Computer and telecom equipment	3-5	28,959	25,138
Software	3	14,032	12,333
Construction in progress	--	3,824	1,816
		82,274	66,050
Less accumulated depreciation		36,692	33,341
		$45,582	$32,709

Depreciation expense was $4,908 and $3,873 for the six months ended June 30, 2014 and 2013, respectively.

6.    Goodwill and Intangibles

Goodwill

Changes in goodwill were as follows:

	Human			Consolidated
	Services	NET Services	WD Services	Total
Balances at December 31, 2013
Goodwill	$79,241	$191,215	$-	$270,456
Accumulated impairment losses	(61,193)	(96,000)	-	(157,193)
	18,048	95,215	-	113,263

Ingeus acquisition	-	-	60,247	60,247
Other acquisitions	1,122	-	-	1,122
Effect of foreign currency translation	5	-	884	889
Balances at June 30, 2014
Goodwill	80,368	191,215	61,131	332,714
Accumulated impairment losses	(61,193)	(96,000)	-	(157,193)
	$19,175	$95,215	$61,131	$175,521

During the quarter ended June 30, 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C. (“Rio”), a wholly-owned subsidiary of the Company, were notified of the termination of funding for certain of their services. Management expected that due to this change in funding, the not-for-profit entities would not be able to maintain their historical level of business, which was expected to result in the decrease, or elimination of, services provided by Rio to these entities. The Company determined that these factors were indicators that an interim goodwill impairment test was required under ASC 350. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the Rio acquisition to be zero at June 30, 2013, and at that time, the Company recorded a non-cash charge of $492 in its Human Services operating segment to eliminate the carrying value of goodwill acquired in connection with its acquisition of Rio. This charge is included in “Asset impairment charge” in the condensed consolidated statements of income for the three and six months ended June 30, 2013.

The total amount of goodwill that was deductible for income tax purposes for acquisitions as of June 30, 2014 and December 31, 2013 was $38,117 and $36,870, respectively.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, trademarks and trade names, developed technology, management contracts and restrictive covenants. The Company valued customer relationships and the management contracts acquired based upon expected future cash flows resulting from the underlying contracts with state and local agencies to provide human services in the case of customer relationships, and management and administrative services provided to the managed entity with respect to acquired management contracts.

Intangible assets consisted of the following:

		June 30, 2014		December 31, 2013
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Amount	Amortization
Management contracts	10	$7,775	$(6,934)	$11,422	$(9,975)
Customer relationships	15	73,995	(35,732)	73,990	(33,319)
Customer relationships	10	48,305	(1,489)	1,417	(1,027)
Customer relationships	3	5,029	(330)	989	(21)
Developed technology	5	4,068	(34)	-	-
Trademarks and Trade Names	10	17,799	(148)	-	-
Total	12*	$156,971	$(44,667)	$87,818	$(44,342)

 ________________

* Weighted-average amortization period at June 30, 2014.

No significant residual value is estimated for these intangible assets. Amortization expense for the six months ended June 30, 2014 and 2013 was $3,963 and $3,591, respectively. The total amortization expense is estimated to be as follows, based on completed acquisitions as of June 30, 2014:

Fiscal Year	Amount
2014 (remaining year)	$7,108
2015	13,812
2016	13,326
2017	12,897
2018	12,897
Thereafter	52,264

Total	$112,304

7.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2014	2013
Accrued compensation	$28,993	$22,940
NET Services contract adjustments	16,797	12,445
Other	35,586	17,099
	$81,376	$52,484

8. Fair Value Measurements

The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company may be required to pay additional consideration in relation to certain acquisitions based on the achievement of certain earnings targets. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statements of income. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying condensed consolidated balance sheets and operating expenses in the condensed consolidated statements of income. The fair value of the Company’s contingent consideration was $47,755 at June 30, 2014, and is included in other long-term liabilities in the condensed consolidated balance sheets. There has been no change in the fair value of the contingent consideration from amounts originally estimated.

9. Long-Term Obligations

           The Company’s long-term obligations consisted of the following:

	June 30,	December 31,
	2014	2013

6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the "Notes")	$-	$47,500
$240,000 revolving loan (previously $165,000; amended May 28, 2014), LIBOR plus 1.75% - 2.50% (effective rate of 2.40% at June 30, 2014) through August 2018 with interest payable at least once every three months	131,000	16,000
$60,000 term loan, LIBOR plus 1.75% - 2.50%, with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	60,000	60,000
2% unsecured, subordinated note to former stockholder of acquired company, principal and interest due May 2016	600	-
	191,600	123,500
Less current portion	2,250	48,250
	$189,350	$75,250

          The carrying amount of the long-term obligations approximated their fair value at June 30, 2014 and December 31, 2013. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

On May 28, 2014, the Company entered into the first amendment (the “First Amendment”) to its Amended and Restated Credit and Guaranty Agreement, dated August 2, 2013 (the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The First Amendment provides for, among other things, an increase in the aggregate amount of the revolving credit facility from $165,000 to $240,000 and other modifications in connection with the consummation of the acquisition of Ingeus.

10. Stock-Based Compensation Arrangements

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

	For the six months ended June 30, 2014
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	874,252	$19.76
Exercised	(430,369)	21.26
Forfeited or expired	(9,001)	27.87
Outstanding at June 30, 2014	434,882	$18.12

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted common stock:

	For the six months ended June 30, 2014
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	158,842	$17.68
Granted	619,599	39.80
Vested	(72,452)	16.76
Forfeited or cancelled	(15,122)	16.16
Non-vested at June 30, 2014	690,867	$37.65

11. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock, accumulated other comprehensive income (loss) and non-controlling interest for the six months ended June 30, 2014:

						Accumulated
			Additional			Other	Non-
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Controlling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Interest
Balance at December 31, 2013	14,477,312	$14	$194,363	956,442	$(15,641)	$(1,419)	$6,961
Stock-based compensation	-	-	1,400	-	-	-	-
Exercise of employee stock options, including net tax windfall of $2,322	430,369	-	11,472	-	-	-	-
Restricted stock issued	72,452	-	-	17,915	(501)	-	-
Foreign currency translation adjustments	-	-	-	-	-	2,378	-
PSC of Canada Exchange Corp. shares exchanged	261,694	-	6,961	39,162	(1,521)	-	(6,961)
Restricted shares issued related to Ingeus acquisition, unvested	596,915	1	(1)	-	-	-	-
Other	-	-	-	-	-	-	(33)
Balance at June 30, 2014	15,838,742	$15	$214,195	1,013,519	$(17,663)	$959	$(33)

Non-Controlling Interest

During the second quarter of 2014, the Company and the sellers of WCG International Ltd. (“WCG”), a wholly-owned Canadian subsidiary, entered into Amendment No. 1 to a Settlement and Indemnification Agreement which authorized WCG to enter into an agreement with the province of British Columbia, Canada to settle an ongoing dispute for approximately $1,500 CAD ($1,406). Additionally, the sellers of WCG agreed to reimburse WCG certain legal expenses up to a maximum of approximately $120 CAD ($112) upon settlement with British Columbia.

On June 6, 2014, British Columbia agreed to the settlement of the dispute for approximately $1,500 CAD ($1,406), which was paid by WCG. Subsequently, the sellers of WCG surrendered 39,162 exchangeable shares of PSC of Canada Exchange Corp. (“PSC”) to fulfill their obligation to the Company for the settlement of the dispute with British Colombia and the reimbursement of certain legal fees. These shares were converted to shares of the Company and transferred to treasury. Additionally, the remaining 222,532 exchangeable shares of PSC were exchanged into shares of common stock of the Company and distributed to the sellers of WCG, thus eliminating the related non-controlling interest balance at June 30, 2014.

12. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income, basic	$6,672	$5,876	$12,959	$12,554
Effect of interest related to the Senior Notes	-	-	-	998
Net income available to common stockholders, diluted	$6,672	$5,876	$12,959	$13,552
Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,171,013	13,403,985	14,006,944	13,277,285
Effect of dilutive securities:
Common stock options and restricted stock awards	265,779	276,926	282,782	496,431
Performance-based restricted stock units	17,172	-	17,172	-
Senior Notes	-	-	-	1,139,145
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,453,964	13,680,911	14,306,898	14,912,861

Basic earnings per share	$0.47	$0.44	$0.93	$0.95
Diluted earnings per share	$0.46	$0.43	$0.91	$0.91

The effect of issuing 1,139,145 shares of common stock on an assumed conversion basis related to the convertible senior subordinated notes (“Senior Notes”) was excluded in the computation of diluted earnings per share for the three months ended June 30, 2013 as it would have been antidilutive, however, they were included in the computation of diluted earnings per share for the six months ended June 30, 2013 as they had a dilutive effect. The convertible senior subordinated notes were fully repaid on May 15, 2014. For the three and six months ended June 30, 2013, employee stock options to purchase 474,167 and 1,575,597 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive.

13. Income Taxes

           The Company’s effective tax rate for the three and six months ended June 30, 2014 was 45.3% and 42.9%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2013 was 39.8% and 40.6%, respectively. For both periods, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0%, due primarily to state income taxes as well as non-deductible stock option expense. In addition, a significant amount of the expenses incurred in connection with the Ingeus acquisition in the second quarter of 2014 were not deductible for tax purposes, which resulted in an increase in the effective tax rates for both periods in 2014.

14. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was $1,367 and $1,485 at June 30, 2014 and December 31, 2013, respectively.

15. Transactions with Related Parties

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located is currently leased by the Company from VWP McDowell, LLC (“McDowell”) under a ten year lease that expires in June 2024. Certain immediate family members of Herman M. Schwarz (the chief executive officer of the Company’s non-emergency transportation services and an executive officer of the Company) have partial ownership interest in McDowell. In the aggregate, these immediate family members have an ownership interest of approximately 13% in McDowell directly and indirectly through a trust. For the six months ended June 30, 2014 and 2013, the Company expensed $207 and $209, respectively, in lease payments to McDowell. Future minimum lease payments due under the current and new lease agreements totaled $4,563 at June 30, 2014.

16. Acquisitions

On May 30, 2014, the Company acquired all of the outstanding equity of Ingeus. The purchase price was comprised of (i) a GBP £35,000, plus customary adjustments, cash payment on May 30, 2014 ($92,279, after increase for customary adjustments), (ii) contingent consideration of up to GBP £75,000 ($125,978), payable over a five year period, based on the achievement of certain Ingeus milestones including the achievement of certain levels of Ingeus’ earnings before interest, taxes, depreciation and amortization and other defined criteria and (iii) contingent consideration of £5,000 ($8,399) upon successful award of a specified customer contract. In addition, on May 30, 2014, the Company issued restricted shares of the Company’s common stock and payment of cash to the former shareholders of Ingeus with a combined value of GBP £14,346 ($24,097), subject to a vesting schedule of 25% per year over a four year period which is accounted for as a compensatory arrangement. The foreign currency translations above were based on the conversion rate on May 30, 2014.

Ingeus has operations in 10 countries and four continents. It is a distributed workforce development company and market leader in outsourced employability programs, operating in the social improvement, employment and welfare services markets. The acquisition expands the Company’s presence into new, international markets, diversifies its customer base, and enhances its workforce development expertise globally.

The Company incurred acquisition and related costs for this acquisition of $1,808 in the first quarter of 2014 and $2,457 in the second quarter of 2014, which are included in general and administrative expenses.

The amounts of Ingeus’ unaudited revenue and net income included in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2014, and the unaudited proforma revenue and net income of the combined entity had the acquisition date been January 1, 2013, are:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Actual:
Revenue	$28,835	$-	$28,835	$-
Net income	$702	$-	$702	$-

Proforma:
Revenue	$400,507	$375,486	$782,218	$745,046
Net income	$10,128	$14,099	$28,005	$27,833
Diluted earnings per share	$0.70	$0.99	$1.96	$1.93

The pro forma information above for the three and six months ended June 30, 2014 includes the elimination of acquisition related costs. Adjustments for all periods include compensation and stock-based compensation expense related to employment agreements effective with the acquisition, additional interest expense on the debt issued to finance the purchase, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and property and equipment and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2013.

The following represents the preliminary allocation of the purchase price:

Consideration:
Cash purchase of common stock	$92,279
Estimated adjustment amount	1,666
Fair value of contingent consideration	47,755
Total consideration	$141,700

Allocated to:
Cash	$37,159
Accounts receivable	26,926
Other current assets	14,343
Property and equipment	9,326
Intangibles	67,600
Goodwill (1)	60,247
Deferred taxes, net	(2,841)
Accounts payable and accrued liabilities	(54,244)
Deferred revenue	(10,425)
Other non-current liabilities	(6,391)
Total of assets acquired and liabilities assumed	$141,700

 (1) The goodwill was allocated to the Company's WD Services segment. The goodwill is not expected to be deductible for tax purposes. Goodwill includes the value of the purchased assembled workforce.

The above purchase price allocation represents the preliminary purchase price allocation as the valuation of intangible assets has not been finalized.

The fair value of intangible assets is as follows:

	Type	Life (years)	Value
Customer relationships	Amortizable	10	$46,100
Trademarks and trade names	Amortizable	10	17,500
Developed technology	Amortizable	5	4,000
			$67,600

Additionally, during the second quarter of 2014, the Company acquired a human services business through an asset purchase agreement. The Company has not disclosed purchase information or the pro-forma impact of this acquistion as it was immaterial to the Company's financial position and operations.

17. Business Segments

The Company’s operations are organized and reviewed by management along its services lines. Historically, the Company has operated in two segments, Human Services and NET Services. With the acquisition of Ingeus in the second quarter of 2014, the Company has identified a third segment, WD Services. Human Services includes government sponsored human services consisting of home and community based counseling, foster care and not-for-profit management services. NET Services includes managing the delivery of non-emergency transportation services. WD Services includes distributed workforce development and outsourced employability programs. All corporate costs have been allocated to the three operating segments.

The following table sets forth certain financial information attributable to the Company’s business segments for the three and six months ended June 30, 2014 and 2013.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
NET Services	$216,296	$197,883	$414,373	$391,016
Human Services (a)	98,822	89,754	190,148	178,108
WD Services	28,835	-	28,835	-

Consolidated	$343,953	$287,637	$633,356	$569,124

Operating income:
NET Services	$13,395	$9,506	$30,091	$20,793
Human Services	(30)	1,947	(4,646)	3,764
WD Services	98	-	98	-

Consolidated	$13,463	$11,453	$25,543	$24,557

(a) Excludes intersegment revenue of $76 for the three and six months ended June 30, 2014, and $102 for the three and six months ended June 30, 2013.

Total assets at June 30, 2014 and December 31, 2013 by segment were as follows:

	June 30, 2014	December 31, 2013
Total Assets:
NET Services	$241,538	$247,666
Human Services	162,960	140,964
WD Services	222,654	-
Corporate	35,837	36,128

Consolidated	$662,989	$424,758

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2014 and 2013, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2013. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2014 and Q2 2013 mean the three months ended June 30, 2014 and the three months ended June 30, 2013, respectively. In addition, references to YTD 2014 and YTD 2013 mean the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively.

Overview of our business

We provide domestic and international human services, arrange for and manage non-emergency transportation services and provide workforce development services. As a result of, and in response to, the large and growing population of eligible beneficiaries of government sponsored services, increasing pressure on governments to control costs and increasing acceptance of privatized human services and managed care solutions, we have grown both organically and by making strategic acquisitions, including the acquisition of Ingeus Ltd. (“Ingeus”) during the second quarter of 2014.

Ingeus provides workforce development services that include resume and job interview skills, networking and job placement services, and technical job training through internally staffed or outsourced resources. Its client base is broad, and includes long-term unemployed, disabled, and unskilled individuals, as well as individuals that cope with medical illnesses, are newly graduated from educational institutions, and those that have been released from incarceration for an extended length of time. Ingeus contracts primarily with government entities that seek to reduce the unemployment rate generally, or for specific targeted cohorts.

We continue to focus on improving operating efficiencies, organic and acquisitive growth, and developing performance management systems designed to enhance and leverage our core competencies. Our core competencies include our enduring customer relationships, geographic reach, breadth of services and experience, management of the health and work employment related needs of defined populations, management of provider networks, large-scale government contract bidding infrastructure, managed care contracting experience and technology platform development. By enhancing and leveraging these core competencies and expanding both domestically and internationally, we believe we can benefit from emerging trends in healthcare and other human services, such as U.S. healthcare market reform and human services government outsourcing trends globally, and the related regulatory environments. Further, by managing larger populations of clients eligible to receive our services, and outsourcing transportation management, we believe we can reduce the cost of care and services and achieve improvement in measureable outcomes.

While we believe we are well positioned to benefit from legislated and market-driven healthcare reform, trends in government outsourcing of certain human services globally, and to offer our services to a growing population of individuals eligible to receive our services, there can be no assurances that programs under which we provide our services will receive continued or increased funding. Additionally, it is not clear when the healthcare reform legislation will be fully implemented or when, and if, we will see any positive impact.

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

As of June 30, 2014, we were providing human services directly to approximately 59,900 clients under our Human Services segment and 250,500 clients under our Workforce Development (“WD”) Services segment. Additionally, we had approximately 19.5 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services from our Human Services segment from 360 locations in 24 states, the District of Columbia, and 3 provinces in Canada as of June 30, 2014. Services from our Non-emergency Transportation (“NET”) Services segment were provided from approximately 37 locations in 39 states and the District of Columbia as of June 30, 2014. As of June 30, 2014, our WD Services segment provided services from over 160 locations in Australia, France, Germany, Poland, Saudi Arabia, South Korea, Spain, Sweden, Switzerland and the United Kingdom.

Recent Developments

On March 31, 2014, we entered into a Share Sale Agreement (the “Sale Agreement”) to purchase all of the outstanding equity of Ingeus Limited (“Ingeus”), and an Australian Share Sale Agreement Side Deed (the “Side Deed”) pursuant to which, effective as of the closing, we guaranteed the obligations of Ingeus Europe Limited, a subsidiary of Ingeus, in its purchase of the share capital of Ingeus UK Limited from Deloitte LLP. Effective May 30, 2014, the acquisition was completed. Ingeus, based in Australia, is a distributed work force development company and market leader in outsourced employability programs, operating in the social improvement, employment and welfare services markets.

Pursuant to the Sale Agreement and the Side Deed, we paid a purchase price comprised of (i) a GBP £35.0 million, plus customary adjustments, cash payment on May 30, 2014 ($92.3 million, after increase for customary adjustments), (ii) contingent consideration of up to GBP £75.0 million ($126.0 million), payable over a five year period, based on the achievement of certain Ingeus milestones including the achievement of certain levels of Ingeus’ earnings before interest, taxes, depreciation and amortization and other defined criteria and (iii) contingent consideration of £5.0 million ($8.4 million) upon successful award of a specified customer contract. In addition, on May 30, 2014, the Company issued restricted shares of the Company’s common stock and payment of cash to the former shareholders of Ingeus with a combined value of GBP £14.3 million ($24.1 million), subject to a vesting schedule of 25% per year over a four year period which is accounted for as a compensatory arrangement. The foreign currency translations above were based on the conversion rate on May 30, 2014.

Critical accounting estimates and policies

As of June 30, 2014, there has been no change in our accounting policies or the underlying assumptions or methodologies used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2013.

Results of operations

Segment reporting. Our financial operating results are organized by reportable segment and reviewed by our chief operating decision maker. Historically, we had two reportable segments, Human Services and NET Services. However, with the acquisition of Ingeus in the second quarter of 2014, we created a third reportable segment, WD Services. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the services they offer.

Consolidated Results. The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Non-emergency transportation services	62.9%	68.8%	65.4%	68.7%
Human services	28.7	31.2	30.0	31.3
Workforce development services	8.4	-	4.6	-
Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of non-emergency transportation services	57.1	63.6	58.7	63.2
Client service expense	25.7	-	27.3	-
Workforce development service expense	7.1	26.5	3.9	26.7
General and administrative expense	4.7	4.4	4.7	4.4
Depreciation and amortization	1.5	1.3	1.4	1.3
Asset impairment charge	-	0.2	-	0.1
Total operating expenses	96.1	96.0	96.0	95.7

Operating income	3.9	4.0	4.0	4.3

Non-operating expense:
Interest expense, net	0.4	0.6	0.4	0.6
Income before income taxes	3.5	3.4	3.6	3.7
Provision for income taxes	1.6	1.4	1.6	1.5
Net income	1.9%	2.0%	2.0%	2.2%

Overview of trends of our results of operations for YTD 2014

Our NET Services revenues for YTD 2014 as compared to YTD 2013 were favorably impacted by new contracts and expansion in certain markets. The results of operations for YTD 2014 as compared to YTD 2013 included an increase in revenue of 6.0% due to new business, while the cost of transportation as a percentage of Non-emergency transportation services revenue decreased to 89.7% during YTD 2014 as compared to 92.0% during YTD 2013, due primarily to lower utilization of transportation services resulting from inclement weather in the first quarter of 2014.

Our Human Services revenues for YTD 2014 as compared to YTD 2013 increased 6.8% and were favorably impacted by contracts that began in 2013 and were fully implemented by the end of the first quarter of 2014. Client service payroll and related costs also increased in YTD 2014 from YTD 2013 by 6.8%; however, client service purchased services costs increased in YTD 2014 from YTD 2013 by 105.8%. This increase was due to higher than expected foster care expenses in our Texas contract, which we will be exiting in the second half of 2014.

Our WD Services revenues for YTD 2014 were $28.8 million. Workforce development service expenses comprised 84.7% of workforce development services revenue. We believe this ratio will fluctuate from period to period based upon contract milestones and start-up costs of most workforce development contracts.

We believe the industry trend away from more expensive facility-based care services in favor of clinically appropriate home and community-based delivery systems such as ours will continue. We believe that our effective, low cost home and community based service delivery system is becoming more attractive to certain payers that have historically only contracted with not-for-profit human services organizations. We also believe that the movement toward continued outsourcing of healthcare related non-emergency transportation management by governmental agencies and managed care organizations is a positive trend for the Company. Further, we believe we are well positioned to benefit from emerging trends in healthcare, particularly the development of integrated models of healthcare delivery and financing, and increased focus on logistics management as an important factor in improving patient access to preventative and health management services. In addition, we believe we are well-positioned to globally expand our workforce development services with the management team and resources obtained through the acquisition of Ingeus.

Q2 2014 compared to Q2 2013

Revenues

Non-emergency transportation services. NET Services revenues were as follows (in thousands):

Three Months Ended June 30,		Dollar	Percent
2014	2013	change	change
$216,296	$197,883	$18,413	9.3%

The increase in NET Services revenues in Q2 2014 was driven by:

●	new state contracts in Maine, Utah and Rhode Island which began in August 2013, February 2014 and May 2014, respectively;
●	an increase in membership in Georgia, Michigan, New Jersey and New York;
●	expansion of our current Michigan Medicaid contract along with the implementation of approximately 600,000 lives via multiple new Michigan managed care contracts;
●	implementation of various new managed care contracts in Ohio, Kansas and Illinois;
●	continued expansion of our California commercial and managed care lines of business; and
●	rate adjustments matching historical utilization in a number of our contracts, as well as new rates for several renewed and awarded contracts.

This revenue growth was partially offset by a decrease in revenue resulting from the introduction of risk corridors in our Nevada contract, as well as the elimination of a City of Hartford contract and both the State and Southeast Region Medicaid contracts in Wisconsin in July 2013.

A significant portion of NET Service revenue is generated under capitated contracts where we assume the responsibility of meeting the covered transportation requirements of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and seasonal variability of transportation utilization which impact our expenses, we expect our operating results will regularly fluctuate on a quarterly basis.

Human services. Human services revenues are comprised of the following (in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2014	2013	change	change
Home and community based services	$82,080	$76,849	$5,231	6.8%
Foster care services	16,394	9,052	7,342	81.1%
Management fees	348	3,853	(3,505)	-91.0%

Total human services revenues	$98,822	$89,754	$9,068	10.1%

Home and community based services. Home and community based services revenue increased in Q2 2014 from Q2 2013 primarily due to revenue derived from an acquired entity in Idaho of approximately $1.7 million, the impact of rate increases in certain programs during the latter half of 2013, increased costs under certain cost reimbursement contracts and further expansion into autism services.

Foster care services. Our foster care services revenues increased in Q2 2014 from Q2 2013 primarily as a result of our foster care contract in Texas that began in 2013. Although we have generated increased foster care service revenue under this contract, costs under the contract have been higher than expected. Therefore, we have decided to exit the contract through an orderly transition.

Management fees. The exit of, and changes to, certain management service agreements resulted in decreased management fees in Q2 2014 as compared to Q2 2013. We expect management fees to continue to decrease in 2014 and become a nominal part of our business.

Workforce development services. WD Services revenue was as follows (in thousands):

Three Months Ended June 30,		Dollar
2014	2013	change
$28,835	$-	$28,835

WD services revenue represents revenue from our newly acquired subsidiary, Ingeus. The Q2 2014 revenue includes one month of revenue derived from providing international outsourced employability programs.

Operating expenses

NET Services

Cost of non-emergency transportation services. NET Services expenses included the following for Q2 2014 and Q2 2013 (in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2014	2013	change	change
Purchased services	$162,304	$153,317	$8,987	5.9%
Payroll and related costs	27,054	23,071	3,983	17.3%
Other operating expenses	6,859	6,235	624	10.0%
Stock-based compensation	180	308	(128)	-41.6%
Total cost of non-emergency transportation services	$196,397	$182,931	$13,466	7.4%

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. The increase in purchased services for Q2 2014 compared to Q2 2013 is attributable to additional purchased service costs for our expanded business and new contracts covering Hawaii, Kansas, Louisiana, Maine, Michigan, New Mexico, Ohio, Rhode Island, New York, and Utah, as well as further expansion in the California commercial and managed care markets. This increase was partially offset by decreases due to the termination of one City of Hartford contract, several managed care contracts, and both of our Wisconsin contracts. As a percentage of NET Services revenue, purchased services decreased to approximately 75.0% for Q2 2014, from 77.5% for Q2 2013.

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for Q2 2014 as compared to Q2 2013 was due to the hiring of additional staff for new contracts in Maine, Rhode Island and Utah, expansion efforts across numerous other markets and additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 12.5% for Q2 2014 from 11.7% for Q2 2013, as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts. All of these activities resulted in higher payroll and related costs as a percentage of consolidated revenue.

Other operating expenses. Other operating expenses increased for Q2 2014 as compared to Q2 2013 due primarily to additional business taxes for our expanded business covering Hawaii and New Mexico, as well as more consulting services used to support the NET Services segment growth. Other operating expenses as a percentage of NET Services revenues were 3.2% for Q2 2014 and Q2 2013.

Stock-based compensation. Stock-based compensation expense was approximately $0.2 million and $0.3 million for Q2 2014 and Q2 2013, respectively. This item was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment under our 2006 Long-Term Incentive Plan, amended (the “2006 Plan”) as well as costs related to performance restricted stock units.

Human Services

Client service expense.    Client service expense, which includes expenses from our Human Services segment, included the following for Q2 2014 and Q2 2013 (in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2014	2013	change	change
Payroll and related costs	$60,755	$56,288	$4,467	7.9%
Purchased services	13,107	6,286	6,821	108.5%
Other operating expenses	14,439	13,526	913	6.7%
Stock-based compensation	63	196	(133)	-67.9%
Total client service expense	$88,364	$76,296	$12,068	15.8%

Payroll and related costs. Our payroll and related costs increased in Q2 2014 from Q2 2013 primarily due to increased headcount in certain markets, including North Carolina, Texas and Virginia, as well as an acquisition in Idaho. Payroll and related costs of our Human Services segment as a percentage of Human Services segment revenue were 61.5% for Q2 2014 and 62.7% for Q2 2013.

Purchased services. We incur a variety of other support service expenses in the normal course of our domestic business, including foster parent payments, pharmacy payments and out-of-home placements. In addition, we subcontract with a network of providers for a portion of our legacy workforce development services we provide in the Human Services segment. In Q2 2014, we experienced an increase in foster parent payments of approximately $7.8 million. This increase was primarily related to our contract in Texas that began in 2013. As discussed above, we have decided to exit this contract. Purchased services of our Human Service segment, as a percentage of our Human Services segment revenue increased to 13.3% for Q2 2014, up from 7.0% for Q2 2013 due to the impact of foster parent payments.

Other operating expenses. Other operating expenses of our Human Services segment, as a percentage of Human Services segment revenue, decreased slightly to 14.6% for Q2 2014 from 15.1% for Q2 2013.

Stock-based compensation. Stock-based compensation includes the amortization of the fair value of stock options and restricted stock awarded to key employees under our 2006 Plan, as well as costs related to performance restricted stock units.

Workforce Development Services

Workforce development service expense.    Workforce development service expense, from our WD Services segment, were as follows (in thousands):

	Three Months Ended June 30,		Dollar
	2014	2013	change
Payroll and related costs	$14,042	$-	$14,042
Purchased services	7,246	-	7,246
Other operating expenses	2,649	-	2,649
Stock-based compensation	486	-	486
Total client service expense	$24,423	$-	$24,423

Payroll and related costs. The payroll and related costs of Ingeus totaled $14.0 million. Payroll and related costs of our WD Services segment as a percentage of WD Services segment revenue were 48.7% for Q2 2014.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide. Q2 2014, includes $7.2 million of purchased services expense related to Ingeus. Purchased services of our WD Service segment, as a percentage of our WD Services segment revenue was 25.1% for Q2 2014.

Other operating expenses. Other operating expenses of our WD Services segment, as a percentage of WD Services segment revenue, were 9.2% for Q2 2014.

Stock-based compensation. Stock-based compensation was approximately $0.5 million for Q2 2014. This item includes the expense related to the amortization of the fair value of restricted stock awards issued in connection with the acquisition of Ingeus.

General and administrative expense. General and administrative expenses were as follows (in thousands):

Three Months Ended June 30,		Dollar	Percent
2014	2013	change	change
$16,163	$12,731	$3,432	27.0%

The increase in general and administrative expenses for Q2 2014 as compared to Q2 2013 was primarily a result of approximately $2.5 million in costs incurred during Q2 2014 related to the acquisition of Ingeus, as well as an increase in facilities costs of approximately $1.8 million related to Ingeus’ facility costs. These increases were partially offset by a decrease in payroll and related costs of approximately $0.8 million, primarily attributable to changes in management service agreements. General and administrative expense, as a percentage of revenue, increased to 4.7% in Q2 2014 from 4.4% in Q2 2013.

Depreciation and amortization. Depreciation and amortization were as follows (in thousands):

Three Months Ended June 30,		Dollar	Percent
2014	2013	change	change
$5,143	$3,734	$1,409	37.7%

As a percentage of revenues, depreciation and amortization was approximately 1.5% and 1.3% for Q2 2014 and Q2 2013, respectively.

Asset impairment charge.

          During Q2 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C. (“Rio”), our wholly-owned subsidiary, were notified of the termination of funding for certain of their services. We expected that, due to this change in funding, the not-for-profit entities Rio serves will not be able to maintain the level of business they historically experienced, which was expected to result in the decrease or elimination of services provided by Rio. Based on these factors, in connection with preparing our quarterly financial statements for the period ended June 30, 2013, we initiated an analysis of the fair value of goodwill and determined that goodwill related to Rio was impaired. Based on this determination, we recorded a non-cash charge of approximately $0.5 million in the Human Services segment as of June 30, 2013 to reduce the carrying value of the related goodwill to zero.

Non-operating expense

Interest expense, net. Our current and long-term debt obligations have increased from approximately $123.5 million at June 30, 2013 to $191.6 million at June 30, 2014. The decrease in our interest expense for Q2 2014 as compared to Q2 2013 primarily resulted from the elimination of the convertible debt in Q2 2014, as well as a decrease in the interest rate under the revised terms of our amended credit facility completed in August 2013.

Provision for income taxes

           Our effective tax rate for Q2 2014 and Q2 2013 was 45.3% and 39.8%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q2 2014 and Q2 2013 due primarily to state taxes as well as non-deductible stock option expense. In addition, a significant amount of the expenses incurred in connection with the Ingeus acquisition in the second quarter of 2014 were not deductible for tax purposes, which resulted in an increase in the effective tax rate for Q2 2014.

 Adjusted EBITDA

After adjusting for the items noted in the table below, Adjusted EBITDA was $21.2 million for Q2 2014 as compared to $15.7 million for Q2 2013.

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

	Three months ended
	June 30,
	2014	2013

Net income	$6,672	$5,876

Interest expense, net	1,261	1,689
Provision for income taxes	5,530	3,888
Depreciation and amortization	5,143	3,734

EBITDA	18,606	15,187

Acquisition related costs	2,496	-
Integration and restructuring costs	101	-
Asset impairment charge	-	492

Adjusted EBITDA	$21,203	$15,679

YTD 2014 compared to YTD 2013

Revenues

Non-emergency transportation services. NET Services revenues were as follows (in thousands):

Six Months Ended June 30,		Dollar	Percent
2014	2013	change	change
$414,373	$391,016	$23,357	6.0%

The increase in NET Services revenues in YTD 2014 was driven by:

●	new state contracts in Maine, Utah and Rhode Island which began in August 2013, February 2014 and May 2014, respectively;
●	an increase in membership in Georgia, Michigan, New Jersey and New York;
●	expansion of our current Michigan Medicaid contract along with the implementation of approximately 600,000 lives via multiple new Michigan managed care contracts;
●	implementation of various new managed care contracts in Ohio, Kansas and Illinois;
●	continued expansion of our California commercial and managed care lines of business; and
●	rate adjustments matching historical utilization in a number of our contracts, as well as new rates for several renewed and awarded contracts.

This revenue growth was partially offset by a decrease in revenue resulting from the introduction of risk corridors in our Nevada contract, the transition of the Connecticut “at-risk” contract to a new “administrative services only” contract implemented in February 2013, as well as the elimination of a City of Hartford contract and both the State and Southeast Region Medicaid contracts in Wisconsin in July 2013.

Human services. Human services revenues are comprised of the following (in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2014	2013	change	change
Home and community based services	$157,989	$153,810	$4,179	2.7%
Foster care services	31,190	17,496	13,694	78.3%
Management fees	969	6,802	(5,833)	-85.8%

Total human services revenues	$190,148	$178,108	$12,040	6.8%

Home and community based services. Home and community based services revenue increased in YTD 2014 from YTD 2013 primarily due to revenue derived from our legacy workforce development program in Wisconsin that began during 2013 and was fully implemented in 2014, the impact of rate increases in certain programs during the latter half of 2013, increased costs under certain cost reimbursement contracts, further expansion into autism services and revenue from an entity acquired in Idaho during Q2 2014. These increases were partially offset by decreased revenue attributable to the impact of waivers granted under the No Child Left Behind Act and continued movement out of group home programs, a trend that began in 2013.

Foster care services. Our foster care services revenues increased in YTD 2014 from YTD 2013 primarily as a result of our foster care contract in Texas that began in 2013, as well as the continued expansion of services into rural areas in Tennessee.

Management fees. The exit of, and changes to, certain management service agreements resulted in decreased management fees in YTD 2014 as compared to YTD 2013. We expect management fees to continue to decrease in 2014 and become a nominal part of our business.

Workforce development services. WD Services revenues were as follows (in thousands):

Six Months Ended June 30,		Dollar
2014	2013	change
$28,835	$-	$28,835

WD services revenue represents revenue from our newly acquired subsidiary, Ingeus. The YTD 2014 revenue includes one month of revenue for providing international outsourced employability programs.

Operating expenses

NET Services

Cost of non-emergency transportation services. NET Services expenses included the following for YTD 2014 and YTD 2013 (in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2014	2013	change	change
Purchased services	$306,248	$300,187	$6,061	2.0%
Payroll and related costs	51,678	45,967	5,711	12.4%
Other operating expenses	13,307	12,820	487	3.8%
Stock-based compensation	394	641	(247)	-38.5%
Total cost of non-emergency transportation services	$371,627	$359,615	$12,012	3.3%

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. The increase in purchased services for YTD 2014 compared to YTD 2013 is attributable to additional purchased service costs for our expanded business and new contracts covering Hawaii, Kansas, Louisiana, Maine, Michigan, New Mexico, Ohio, Rhode Island, New York, and Utah, as well as further expansion in the California commercial and managed care markets. These increases were partially offset by decreases due to the termination of one City of Hartford contract, several managed care contracts, and both of our Wisconsin contracts, along with the transition to an administrative services only contract in Connecticut and reduced transportation utilization due to inclement weather, which led to a decrease in purchased services. As a percentage of NET Services revenue, purchased services decreased to approximately 73.9% for YTD 2014, from 76.8% for YTD 2013.

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for YTD 2014 as compared to YTD 2013 was due to the hiring of additional staff for new contracts in Maine and Utah, expansion efforts across several other markets, and additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 12.5% for YTD 2014 from 11.8% for YTD 2013, as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as transitioning the Connecticut contract from full risk contracts to administrative services only contracts. All of these activities resulted in higher payroll and related costs as a percentage of consolidated revenue.

Other operating expenses. Other operating expenses increased for YTD 2014 as compared to YTD 2013 due primarily to additional business taxes for our expanded business covering Hawaii and New Mexico, as well as more consulting services used to support the NET Services segment growth. Other operating expenses as a percentage of NET Services revenues were 3.2% for YTD 2014 and 3.3% for YTD 2013.

Stock-based compensation. Stock-based compensation expense was approximately $0.4 million and $0.6 million for YTD 2014 and YTD 2013, respectively. This item was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment under our 2006 Plan, as well as costs related to performance restricted stock units.

Human Services

Client service expense.    Client service expense, which includes expenses from our Human Services segment, included the following for YTD 2014 and YTD 2013 (in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2014	2013	change	change
Payroll and related costs	$121,445	$113,701	$7,744	6.8%
Purchased services	24,918	12,110	12,808	105.8%
Other operating expenses	26,726	25,600	1,126	4.4%
Stock-based compensation	23	402	(379)	-94.3%
Total client service expense	$173,112	$151,813	$21,299	14.0%

Payroll and related costs. Our payroll and related costs increased in YTD 2014 from YTD 2013 primarily due to severance costs related to the termination of an executive officer, increased medical claims expense and increased headcount in certain markets, including North Carolina, Texas, Virginia and Delaware. Payroll and related costs of our Human Services segment, as a percentage of Human Services segment revenue, were 63.9% for YTD 2014 and 63.8% for YTD 2013.

Purchased services. We incur a variety of support service expenses in the normal course of our domestic business, including foster parent payments, pharmacy payments and out-of-home placements. In addition, we subcontract with a network of providers for a portion of our legacy workforce development services we provide. In YTD 2014, we experienced an increase in foster parent payments of approximately $13.9 million. This increase was primarily related to our contract in Texas that began in 2013. Purchased services of our Human Services segment, as a percentage of human services revenue, increased to 13.1% for YTD 2014, up from 6.8% for YTD 2013 due to the impact of foster parent payments.

Other operating expenses. Other operating expenses of our Human Services segment, as a percentage of Human Services segment revenue, decreased slightly to 14.1% for YTD 2014 from 14.4% for YTD 2013.

Stock-based compensation. Stock-based compensation for YTD 2014 includes a benefit from the forfeiture of stock related awards for a terminated executive officer. For both periods, this item includes the amortization of the fair value of stock options and restricted stock awarded to key employees under our 2006 Plan, as well as costs related to performance restricted stock units.

Workforce Development Services

Workforce development service expense.    Workforce development service expense from our WD Services segment, were as follows (in thousands):

	Six Months Ended June 30,		Dollar
	2014	2013	change
Payroll and related costs	$14,042	$-	$14,042
Purchased services	7,246	-	7,246
Other operating expenses	2,649	-	2,649
Stock-based compensation	486	-	486
Total client service expense	$24,423	$-	$24,423

Payroll and related costs. The payroll and related costs of Ingeus totaled $14.0 million. Payroll and related costs of our WD Services segment as a percentage of WD Services segment revenue were 48.7% for YTD 2014.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide. YTD 2014 includes $7.2 million of purchased services expense related to Ingeus. Purchased services of our WD Service segment, as a percentage of our WD Services segment revenue was 25.1% for YTD 2014.

Other operating expenses. Other operating expenses of our WD Services segment, as a percentage of WD Services segment revenue, were 9.2% for YTD 2014.

Stock-based compensation. Stock-based compensation was approximately $0.5 million for YTD 2014. This item includes the expense related to the amortization of the fair value of restricted stock awards issued in conjunction with the acquisition of Ingeus.

General and administrative expense. General and administrative expenses were as follows (in thousands):

Six Months Ended June 30,		Dollar	Percent
2014	2013	change	change
$29,780	$25,183	$4,597	18.3%

The increase in general and administrative expenses for YTD 2014 as compared to YTD 2013 was primarily a result of approximately $4.3 million in costs incurred during YTD 2014 related to the acquisition of Ingeus, as well as an increase in facilities costs of approximately $1.8 million related to Ingeus’ facility costs. These increases were partially offset by a decrease in payroll and related costs of approximately $2.2 million, primarily attributable to changes in management service agreements. General and administrative expense, as a percentage of revenue, increased to 4.7% in YTD 2014 from 4.4% in YTD 2013.

Depreciation and amortization. Depreciation and amortization were as follows (in thousands):

Six Months Ended June 30,		Dollar	Percent
2014	2013	change	change
$8,871	$7,464	$1,407	18.9%

As a percentage of revenues, depreciation and amortization was approximately 1.4% and 1.3% for YTD 2014 and YTD 2013, respectively.

Asset impairment charge.

          As discussed above, in connection with preparing our quarterly financial statements for the period ended June 30, 2013, we initiated an analysis of the fair value of goodwill and determined that goodwill related to Rio was impaired. Based on this determination, we recorded a non-cash charge of approximately $0.5 million in the Human Services segment as of June 30, 2013 to reduce the carrying value of the related goodwill to zero.

Non-operating expense

Interest expense, net. Our current and long-term debt obligations have increased from approximately $123.5 million at June 30, 2013 to $191.6 million at June 30, 2014. The decrease in our interest expense for YTD 2014 as compared to YTD 2013 primarily resulted from the elimination of the convertible debt in Q2 2014, as well as a decrease in the interest rate under the revised terms of our amended credit facility completed in August 2013.

Provision for income taxes

           Our effective tax rate for YTD 2014 and YTD 2013 was 42.9% and 40.6%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for YTD 2014 and YTD 2013 due primarily to state taxes as well as non-deductible stock option expense. In addition, a significant amount of the expenses incurred in connection with the Ingeus acquisition in the second quarter of 2014 were not deductible for tax purposes, which resulted in an increase in the effective tax rate for YTD 2014.

 Adjusted EBITDA

After adjusting for the items noted in the table below, Adjusted EBITDA was $39.4 million for YTD 2014 as compared to $32.5 million for YTD 2013.

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

	Six months ended
	June 30,
	2014	2013

Net income	$12,959	$12,554

Interest expense, net	2,846	3,439
Provision for income taxes	9,738	8,564
Depreciation and amortization	8,871	7,464

EBITDA	34,414	32,021

Acquisition related costs	4,325	-
Integration and restructuring costs	101	-
Asset impairment charge	-	492
Payments related to the termination of an executive officer, net (a)	511	-

Adjusted EBITDA	$39,351	$32,513

(a)	Represents payments related to the termination of an executive officer, net of benefit of forfeiture of stock based compensation upon his departure.

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

Sources of cash for YTD 2014 were primarily from operations and borrowings on our revolving credit facility. Our balance of cash and cash equivalents was approximately $123.0 million at June 30, 2014 and $99.0 million at December 31, 2013. Approximately $44.6 million of cash was held outside of the United States at June 30, 2014, and is not available to fund domestic operations unless the funds are repatriated. Presently, it is the Company’s intention to reinvest the undistributed earnings of its foreign subsidiaries indefinitely in foreign operations. Therefore, the Company is not providing for U.S. or additional foreign withholding taxes on its foreign subsidiaries’ undistributed earnings.

We had restricted cash of approximately $20.3 million and $15.7 million at June 30, 2014 and December 31, 2013, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At June 30, 2014 and December 31, 2013, our total debt was approximately $191.6 million and $123.5 million, respectively.

We may access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $18.3 million for YTD 2014. These cash flows included net income of approximately $13.0 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $9.6 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●	approximately $21.7 million related to the increase in accounts receivable,

●	approximately $7.2 million due to the increase in accounts payable and accrued expenses primarily attributable to the timing of payments related to non-emergency transportation contracts, and

●	approximately $13.6 million related to the increase in accrued transportation costs.

Investing activities. Net cash used in investing activities totaled approximately $72.7 million for YTD 2014. Approximately $8.3 million was used to purchase property and equipment to support the growth of our operations, additionally, approximately $59.7 million was used for acquisitions.

Financing activities. Net cash provided by financing activities totaled approximately $77.8 million for YTD 2014. We borrowed $115.0 million on our revolving credit facility. Additionally, we repaid the balance on our convertible debt of approximately $47.5 million during this period. We also paid financing fees associated with the modification of our long-term debt, of approximately $0.7 million that were deferred and are being amortized over the life of the credit facility. Cash provided by financing activities also included $9.2 million of cash received from employee stock option exercises.

Exchange rate change. The effect of exchange rate changes on our cash flow related to the activities of our foreign subsidies for YTD 2014 was a decrease to cash of approximately $0.6 million.

Obligations and commitments

Convertible senior subordinated notes. On November 13, 2007, we issued $70.0 million in principal amount of Senior Notes the proceeds of which were used to partially fund the cash portion of the purchase price paid by us to acquire Charter LCI Corporation and its subsidiaries, referred to as LogistiCare.

We paid interest at a rate of 6.5% per annum on the Senior Notes in cash semiannually in arrears on May 15 and November 15 of each year. The Senior Notes matured on May 15, 2014, and we repaid the balance of $47.5 million with cash on hand.

Credit facility.  On August 2, 2013, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Amended and Restated Credit Agreement provided us with a senior secured credit facility, or the New Senior Credit Facility, in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. On August 2, 2013, we borrowed the entire amount available under the term loan facility and $16.0 million under our revolving credit facility and used the proceeds thereof to refinance certain of our existing indebtedness.

On May 28, 2014, we entered into the first amendment of our Amended and Restated Credit Agreement (“First Amendment”). The First Amendment provides for, among other things, an increase in the amount of the revolving credit facility from $165.0 million to $240.0 million. The First Amendment additionally adds another lender to the syndicate of lenders and adds a multi-currency feature to our revolving line of credit.

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 1.75% to 2.50% in the case of LIBOR loans and 0.75% to 1.50% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to our term loan at June 30, 2014 was 2.40%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 1.75% to 2.50%, respectively, in each case, based on our consolidated leverage ratio.

We are subject to affirmative and negative covenants, including financial covenants, relating to consolidated net leverage and consolidated net senior leverage as well as a consolidated fixed charge covenant. We were in compliance with all covenants as of June 30, 2014.

We had $131.0 million of borrowings outstanding under the revolving credit facility as of  June 30, 2014. $25.0 million of the revolving credit facility is available to collateralize certain letters of credit. As of June 30, 2014, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At June 30, 2014, our available credit under the revolving credit facility was $102.3 million.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended (“Deferred Compensation Plan”), eligible employees and independent contractors or a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services segment. Benefits are paid from our general assets under this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At June 30, 2014, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was approximately $0.6 million, $2.5 million and $8.4 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at June 30, 2014 was approximately $3.7 million. Further, SPCIC had restricted cash of approximately $19.0 million and $13.9 million at June 30, 2014 and December 31, 2013, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

           Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado Insurance Services, Inc. (“Provado”).  While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to those policies. The cumulative reserve for expected losses of this reinsurance program at June 30, 2014 was approximately $1.4 million.

Health Insurance

           We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $1.9 million as of June 30, 2014 and December 31, 2013 was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of June 30, 2014:

	At June 30, 2014
		Less than	1-3	3-5	After 5
Contractual cash obligations (000's)	Total	1 Year	Years	Years	Years
Debt	$191,600	$2,250	$10,350	$179,000	$-
Interest (1)	18,926	4,639	9,416	4,871	-
Purchased services commitments	216	186	30	-	-
Operating Leases	82,124	27,489	33,738	12,576	8,321
Total	$292,866	$34,564	$53,534	$196,447	$8,321

(1)	Future interest payments have been calculated at rates that existed as of June 30, 2014.

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

Foreign currency risk

As of June 30, 2014, we conducted business in 11 foreign countries. As such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. For YTD 2014, we used 11 functional currencies and generated $34.6 million of our net operating revenues from operations outside the United States.

Interest rate and market risk

As of June 30, 2014, we had borrowings under our term loan of $60.0 million and borrowings under our revolving line of credit of $131.0 million. Borrowings under the Amended and Restated Credit Agreement accrue interest at LIBOR plus 2.25% per annum as of June 30, 2014. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $7.5 million over the remaining term of the Amended and Restated Credit Agreement, which matures in 2018.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.	Disclosure Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report (June 30, 2014) (“Disclosure Controls”). The Company completed its acquisition of Ingeus on May 30, 2014. As permitted under U.S. Securities and Exchange Commission guidance, management’s assessment as of June 30, 2014 did not include an assessment of controls and procedures of Ingeus, which is included in the consolidated financial statements as of June 30, 2014.

Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.

As noted above, on May 30, 2014, the Company completed the acquisition of Ingeus. The Company is currently integrating Ingeus into its control environment. In executing this integration, the Company is analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Ingeus business, which is expected to be completed in fiscal year 2015.

Except for the foregoing, there were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended June 30, 2014.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and quarterly report on Form 10-Q for the quarter ended March 31, 2014, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K for the year ended December 31, 2013 and Form 10-Q for the quarter ended March 31, 2014, have not materially changed other than the additional risk factors set forth below. These changes should be read in conjunction with the risk factors included in our Form 10-K for the year ended December 31, 2013 and our Form 10-Q for the quarter ended March 31, 2014. The risks described in these reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations.

We have operation centers in Australia, Canada, France, Germany, Poland, Saudi Arabia, South Korea, Spain, Sweden, Switzerland, the United Kingdom and the United States. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	political or economic instability;
•	changes in governmental regulation or taxation;
•	currency exchange fluctuations;
•	difficulties and costs of staffing and managing operations in certain foreign countries;
•	work stoppages or other changes in labor conditions; and
•	taxes and other restrictions on repatriating foreign profits back to the U.S.

In addition, changes in policies and/or laws of the U.S. or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws could reduce the anticipated benefits of international operations and could have a material adverse effect on our results of operations and financial condition.

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S., and we currently do not conduct hedging activities. We cannot predict with precision the effect of future exchange-rate fluctuations on our business and operating results, and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2014:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share	Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
April 1, 2014 to April 30, 2014	-		$-	-	243,900

Month 2:
May 1, 2014 to May 31, 2014	606	(1)	$39.41	-	243,900

Month 3:
June 1, 2014 to June 30, 2014	187	(1)	$37.81	-	243,900

Total	793		$39.03	-	243,900

______________

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of June 30, 2014, we have spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Dividends

Our existing debt agreement restricts the payment of dividends by the Company.

Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)	Share Sale Agreement, dated as of March 31, 2014, by and among Providence, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein and Gregory Kenneth Ashmead.

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

10.1(3)

First Amendment to the Amended and Restated Credit and Guaranty Agreement dated as of May 28, 2014, among The Providence Service Corporation, Bank of America, N.A. SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and HSBC Bank USA, National Association.

10.2(3)	Employment Agreement dated April 10, 2014 between Ingeus Europe Limited and Thérése Rein.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 8, 2014	By:	/s/ Warren S. Rustand
Warren S. Rustand Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Robert E. Wilson
Robert E. Wilson Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Share Sale Agreement, dated as of March 31, 2014, by and among Providence, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein and Gregory Kenneth Ashmead.

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

10.1(3)

First Amendment to the Amended and Restated Credit and Guaranty Agreement dated as of May 28, 2014, among The Providence Service Corporation, Bank of America, N.A. SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and HSBC Bank USA, National Association.

10.2(3)	Employment Agreement dated April 10, 2014 between Ingeus Europe Limited and Thérése Rein.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2014.