Form 10-Q
period 2014-09-30
PROVIDENCE SERVICE CORP
filed 2014-11-07
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, there were outstanding 15,853,404 shares (excluding treasury shares of 1,013,519) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,898	$98,995
Accounts receivable, net of allowance of $5.5 million in 2014 and $4.2 million in 2013	126,916	88,315
Other receivables	5,138	6,607
Prepaid expenses and other	25,073	11,831
Restricted cash	4,424	3,772
Deferred tax assets	3,228	2,152
Total current assets	301,677	211,672
Property and equipment, net	44,496	32,709
Goodwill	162,561	113,263
Intangible assets, net	118,753	43,476
Other assets	15,332	11,681
Restricted cash, less current portion	14,948	11,957
Total assets	$657,767	$424,758
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$3,000	$48,250
Accounts payable	32,164	3,904
Accrued expenses	98,904	52,484
Accrued transportation costs	61,290	54,962
Deferred revenue	14,338	3,687
Reinsurance liability reserve	12,634	10,778
Total current liabilities	222,330	174,065
Long-term obligations, less current portion	188,600	75,250
Other long-term liabilities	59,338	15,359
Deferred tax liabilities	11,765	9,447
Total liabilities	482,033	274,121
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock: Authorized 10,000,000 shares; $0.001 par value; none issued and outstanding	-	-
Common stock: Authorized 40,000,000 shares; $0.001 par value; 15,915,200 and 14,477,312 issued and outstanding (including treasury shares)	16	14
Additional paid-in capital	220,388	194,363
Accumulated deficit	(20,417)	(33,641)
Accumulated other comprehensive income (loss), net of tax	(6,601)	(1,419)
Treasury shares, at cost, 1,013,519 and 956,442 shares	(17,663)	(15,641)
Total Providence stockholders' equity	175,723	143,676
Non-controlling interest	11	6,961
Total stockholders' equity	175,734	150,637
Total liabilities and stockholders' equity	$657,767	$424,758

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Non-emergency transportation services	$226,055	$192,011	$640,428	$583,028
Human services	91,987	84,702	282,135	262,809
Workforce development services	76,176	-	105,012	-
Total revenues	394,218	276,713	1,027,575	845,837

Operating expenses:
Cost of non-emergency transportation services	206,247	177,049	577,874	536,664
Client service expense	86,293	76,881	259,405	228,695
Workforce development service expense	66,707	-	91,130	-
General and administrative expense	25,100	11,082	54,881	36,265
Depreciation and amortization	8,034	3,725	16,906	11,188
Asset impairment charge	-	-	-	492
Total operating expenses	392,381	268,737	1,000,196	813,304
Operating income	1,837	7,976	27,379	32,533

Other expense:
Interest expense, net	1,373	1,876	4,219	5,315
Loss on extinguishment of debt	-	525	-	525
Income before income taxes	464	5,575	23,160	26,693
Provision for income taxes	198	2,048	9,936	10,612
Net income	$266	$3,527	$13,224	$16,081

Earnings per common share:
Basic	$0.02	$0.26	$0.92	$1.20
Diluted	$0.02	$0.25	$0.90	$1.17

Weighted-average number of common shares outstanding:
Basic	14,955,773	13,674,467	14,450,248	13,411,204
Diluted	15,176,105	14,049,329	14,723,360	13,711,124

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$266	$3,527	$13,224	$16,081
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,559)	153	(5,182)	(262)
Comprehensive income (loss)	$(7,293)	$3,680	$8,042	$15,819

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2014	2013
Operating activities
Net income	$13,224	$16,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,938	5,802
Amortization	7,968	5,386
Provision for doubtful accounts	1,770	2,570
Stock based compensation	5,375	2,402
Deferred income taxes	(3,814)	1,395
Amortization of deferred financing costs	607	746
Loss on extinguishment of debt	-	525
Excess tax benefit upon exercise of stock options	(2,835)	(999)
Asset impairment charge	-	492
Other non-cash charges	(465)	352
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,296)	5,033
Other receivables	1,470	342
Restricted cash	168	(255)
Prepaid expenses and other	85	(6,031)
Reinsurance liability reserve	3,995	2,720
Accounts payable and accrued expenses	13,475	15,744
Accrued transportation costs	6,328	(4,906)
Deferred revenue	628	(1,792)
Other long-term liabilities	(5,249)	52
Net cash provided by operating activities	34,372	45,659
Investing activities
Acquisition of businesses, net of cash acquired	(59,666)	-
Purchase of property and equipment	(11,623)	(6,413)
Net increase in short-term investments	(14)	(23)
Restricted cash for reinsured claims losses	(3,812)	(5,040)
Net cash used in investing activities	(75,115)	(11,476)
Financing activities
Repurchase of common stock, for treasury	(501)	(454)
Proceeds from common stock issued pursuant to stock option exercise	10,880	9,244
Excess tax benefit upon exercise of stock options	2,835	999
Proceeds from long-term debt	115,000	76,000
Repayment of long-term debt	(47,500)	(82,500)
Debt financing costs	(728)	(2,083)
Capital lease payments and other	36	(8)
Net cash provided by financing activities	80,022	1,198
Effect of exchange rate changes on cash	(1,376)	(141)
Net change in cash	37,903	35,240
Cash at beginning of period	98,995	55,863
Cash at end of period	$136,898	$91,103

Supplemental cash flow information:
Cash paid for interest	$3,930	$3,504
Cash paid for income taxes	$15,714	$10,791

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(in thousands except share and per share data)

1. Basis of Presentation, Description of Business, Significant Accounting Policies and Recent Accounting Pronouncements

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

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued, and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company provides and manages primarily government sponsored non-emergency transportation, human and workforce development services. At September 30, 2014, the Company operates in three segments, Non-Emergency Transportation Services (“NET Services”), Human Services and Workforce Development Services (“WD Services”). The NET Services segment manages transportation networks and arranges for client transportation to health care related facilities and services for state or regional Medicaid agencies, managed care organizations (“MCOs”) and commercial insurers. In our Human Services segment, our counselors, social workers and behavioral health professionals work with clients, primarily in the client’s home or community, who are eligible for government assistance due to income level, emotional/educational disabilities or court order. The WD Services segment, formed following the Ingeus acquisition, provides outsourced employability services primarily to government sponsored programs. As of September 30, 2014, the Company operated in 41 states and the District of Columbia in the United States, and in 11 other countries.

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

Recent Accounting Pronouncements

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

2. Concentration of Credit Risk

Contracts with governmental agencies, and other entities that contract with governmental agencies, accounted for approximately 77.5% and 80.1% of the Company’s revenue for the nine months ended September 30, 2014 and 2013, respectively. The contracts are subject to possible statutory and regulatory changes, rate adjustments, administrative rulings, rate freezes and funding reductions. Additionally, approximately 69.7% of our workforce development services revenue for the nine months ended September 30, 2014 was generated from one payer.

3. Restricted Cash

The Company had $19,372 and $15,729 of restricted cash at September 30, 2014 and December 31, 2013, respectively, as follows (in thousands):

	September 30,	December 31,
	2014	2013
Collateral for letters of credit - Contractual obligations	$-	$243
Contractual obligations	671	839
Subtotal restricted cash for contractual obligations	671	1,082

Collateral for letters of credit - Reinsured claims losses	3,033	3,033
Escrow/Trust - Reinsured claims losses	15,668	11,614
Subtotal restricted cash for reinsured claims losses	18,701	14,647

Total restricted cash	19,372	15,729

Less current portion	4,424	3,772

	$14,948	$11,957

Of the restricted cash amount at September 30, 2014 and December 31, 2013:

•	$243 at December 31, 2013 served as collateral for irrevocable standby letters of credit that provide financial assurance that the Company will fulfill certain contractual obligations;

•	$671 and $839, respectively, were held to fund the Company’s obligations under arrangements with various governmental agencies through the correctional services business;

•	$3,033 in both periods served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s reinsurance program;

•	of the remaining $15,668 and $11,614:

o	$2,800 and $3,070, respectively, were restricted and held in trust for historical reinsurance claims losses under the Company’s general and professional liability reinsurance program;

o	$866 and $732, respectively, were restricted under our historical auto liability program; and

o

$12,002 and $7,812, were restricted and held in a trust at September 30, 2014 and December 31, 2013, respectively, for reinsurance claims losses under the Company’s workers’ compensation, general and professional liability and auto liability reinsurance programs.

4. Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	September 30,	December 31,
	2014	2013
Prepaid insurance	$8,237	$4,409
Prepaid taxes	3,741	1,426
Prepaid rent	3,751	1,685
Other	9,344	4,311

Total prepaid expenses and other	$25,073	$11,831

 5.    Property and Equipment

Property and equipment consisted of the following:

	Estimated
	Useful	September 30,	December 31,
	Life (years)	2014	2013
Land	--	$1,911	$1,911
Buildings	39	11,832	11,629
Leasehold improvements	Shorter of 7 or lease term	11,980	6,528
Furniture and fixtures	7	5,971	3,963
Automobiles	5	4,348	2,732
Computer and telecom equipment	3-5	30,593	25,138
Software	3	14,569	12,333
Construction in progress	--	3,011	1,816
		84,215	66,050
Less accumulated depreciation		39,719	33,341
		$44,496	$32,709

Depreciation expense was $8,938 and $5,802 for the nine months ended September 30, 2014 and 2013, respectively.

6.    Goodwill and Intangibles

Goodwill

Changes in goodwill were as follows:

	Human			Consolidated
	Services	NET Services	WD Services	Total
Balances at December 31, 2013
Goodwill	$79,241	$191,215	$-	$270,456
Accumulated impairment losses	(61,193)	(96,000)	-	(157,193)
	18,048	95,215	-	113,263

Ingeus acquisition	-	-	49,763	49,763
Other acquisitions	1,121	-	-	1,121
Effect of foreign currency translation	(91)	-	(1,495)	(1,586)
Balances at September 30, 2014
Goodwill	80,271	191,215	48,268	319,754
Accumulated impairment losses	(61,193)	(96,000)	-	(157,193)
	$19,078	$95,215	$48,268	$162,561

The Company recorded an accrual of approximately $1,700 as of September 30, 2014 related to the probable settlement of an audit of the billing practices of Maple Star Nevada (“MSNV”), a wholly-owned subsidiary of the Company, by the State of Nevada. In relation to the audit by the state, MSNV could experience a decline in future cash flows to the entity. The Company will perform an impairment analysis of the goodwill balance for the related reporting unit in connection with its year-end impairment analysis. As of September 30, 2014, the goodwill balances associated with the reporting unit was approximately $7,614.

During the quarter ended June 30, 2013, the not-for-profit entities managed by Rio Grande Management Company, L.L.C. (“Rio”), a wholly-owned subsidiary of the Company, were notified of the termination of funding for certain of their services. Management expected that due to this change in funding, the not-for-profit entities would not be able to maintain their historical level of business, which was expected to result in the decrease, or elimination of, services provided by Rio to these entities. The Company determined that these factors were indicators that an interim goodwill impairment test was required under ASC 350. As a result, the Company estimated the fair value of the goodwill it acquired in connection with the Rio acquisition to be zero at June 30, 2013, and at that time, the Company recorded a non-cash charge of $492 in its Human Services operating segment to eliminate the carrying value of goodwill acquired in connection with its acquisition of Rio. This charge is included in “Asset impairment charge” in the condensed consolidated statements of income for the nine months ended September 30, 2013.

The total amount of goodwill that was deductible for income tax purposes for acquisitions as of September 30, 2014 and December 31, 2013 was $38,117 and $36,870, respectively.

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

Intangible assets consisted of the following:

		September 30, 2014		December 31, 2013
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization
Customer relationships	15	$73,911	$(36,868)	$73,990	$(33,319)
Customer relationships	10	58,159	(3,025)	1,417	(1,027)
Customer relationships	3	5,029	(616)	989	(21)
Management contracts	10	7,775	(7,141)	11,422	(9,975)
Trademarks and Trade Names	10	18,526	(618)	-	-
Developed technology	5	3,880	(259)	-	-
Total	12*	$167,280	$(48,527)	$87,818	$(44,342)

*	Weighted-average amortization period at September 30, 2014.

In relation to the probable settlement and potential impact on future cash flows of MSNV discussed in the goodwill section above, the Company will perform an impairment analysis on the intangible asset balance in the related reporting unit in connection with its year-end impairment analysis. As of September 30, 2014, the intangible asset balance was $692.

No significant residual value is estimated for these intangible assets. Amortization expense for the nine months ended September 30, 2014 and 2013 was $7,968 and $5,386, respectively. The total amortization expense is estimated to be as follows, based on completed acquisitions as of September 30, 2014:

Fiscal Year	Amount
2014 (remaining year)	$3,808
2015	14,830
2016	14,344
2017	13,916
2018	13,916
Thereafter	57,939
Total	$118,753

7.    Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2014	2013
Accrued compensation	$28,807	$22,940
NET Services contract adjustments	25,482	12,445
Contingent consideration for Ingeus	6,933	-
Other	37,682	17,099
	$98,904	$52,484

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

The Company may be required to pay additional consideration in relation to certain acquisitions based on the achievement of certain earnings targets. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statements of income. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying condensed consolidated balance sheets and operating expenses in the condensed consolidated statements of income. The fair value of the Company’s contingent consideration was $47,755 at September 30, 2014, of which $6,933 is included in accrued expenses and $40,822 is included in other long-term liabilities in the condensed consolidated balance sheets. There has been no change in the fair value of the contingent consideration from amounts originally estimated.

9. Long-Term Obligations

           The Company’s long-term obligations consisted of the following:

	September 30,	December 30,
	2014	2013

6.5% convertible senior subordinated notes, interest payable semi-annually beginning May 2008 with principal due May 2014 (the "Notes")	$-	$47,500
$240,000 revolving loan (previously $165,000; amended May 28, 2014), LIBOR plus 1.75% - 2.50% (effective rate of 2.23% at September 30, 2014) through August 2018 with interest payable at least once every three months	131,000	16,000
$60,000 term loan, LIBOR plus 1.75% - 2.50%, with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	60,000	60,000
2% unsecured, subordinated note to former stockholder of acquired company, principal and interest due May 2016	600	-
	191,600	123,500
Less current portion	3,000	48,250
	$188,600	$75,250

          The carrying amount of the long-term obligations approximated their fair value at September 30, 2014 and December 31, 2013. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

On May 28, 2014, the Company entered into the first amendment (the “First Amendment”) to its Amended and Restated Credit and Guaranty Agreement, dated August 2, 2013 (as amended by the First Amendment, the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The First Amendment provides for, among other things, an increase in the aggregate amount of the revolving credit facility from $165,000 to $240,000 and other modifications in connection with the consummation of the acquisition of Ingeus. On October 23, 2014, the Company entered into a second amendment to the Credit Facility. See discussion below under Note 17 “Subsequent Events” for information on this amendment.

10. Stock-Based Compensation Arrangements

           The Company issues both option awards and restricted stock to employees and non-employee directors. Option awards and restricted stock generally vest in three equal installments on the first, second and third anniversaries of the date of grant, however, the stock options issued in 2014 vest one-third upon grant, one-third on June 30, 2015 and one-third on June 30, 2016. Additionally, the restricted shares granted in 2014 associated with the acquisition of Ingeus are subject to a vesting schedule of 25% per year over a four year period. The fair value expense of option awards was estimated on the date of grant using the Black-Scholes option pricing formula and amortized over the option’s vesting periods, and the fair value of unvested restricted stock grants was determined based on the closing market price of the Company’s common stock on the date of grant. The following table summarizes the stock option activity:

	For the nine months ended September 30, 2014
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	874,252	$19.76
Granted	300,000	43.81
Exercised	(506,827)	21.47
Forfeited or expired	(10,002)	26.47
Outstanding at September 30, 2014	657,423	$29.32

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted common stock:

	For the nine months ended September 30, 2014
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	158,842	$17.68
Granted	619,599	39.80
Vested	(72,452)	16.76
Forfeited or cancelled	(15,122)	16.16
Non-vested at September 30, 2014	690,867	$37.65

In addition, in September 2014, the Company issued 200,000 stock option equivalent units, which settle in cash, to Coliseum Capital Partners, L.P. that vest one-third upon grant, one-third on June 30, 2015 and one-third on June 30, 2016.

11. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, treasury stock, accumulated other comprehensive income (loss) and non-controlling interest for the nine months ended September 30, 2014:

						Accumulated
			Additional			Other	Non-
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Controlling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Interest
Balance at December 31, 2013	14,477,312	$14	$194,363	956,442	$(15,641)	$(1,419)	$6,961
Stock-based compensation	-	-	5,375	-	-	-	-
Exercise of employee stock options, including net tax windfall of $2,811	506,827	1	13,690	-	-	-	-
Restricted stock issued	72,452	-	-	17,915	(501)	-	-
Foreign currency translation adjustments	-	-	-	-	-	(5,182)	-
PSC of Canada Exchange Corp. shares exchanged	261,694	-	6,960	39,162	(1,521)	-	(6,961)
Restricted shares issued related to Ingeus acquisition, unvested	596,915	1	-	-	-	-	-
Other	-	-	-	-	-	-	11
Balance at September 30, 2014	15,915,200	$16	$220,388	1,013,519	$(17,663)	$(6,601)	$11

Non-Controlling Interest

During the second quarter of 2014, the Company and the sellers of WCG International Ltd. (“WCG”), a wholly-owned Canadian subsidiary, entered into Amendment No. 1 to a Settlement and Indemnification Agreement which authorized WCG to enter into an agreement with the province of British Columbia, Canada to settle an ongoing dispute. Additionally, the sellers of WCG agreed to reimburse WCG certain legal expenses up to a maximum of approximately $120 CAD ($112) upon settlement with British Columbia. On June 6, 2014, British Columbia agreed to the settlement of the dispute for approximately $1,500 CAD ($1,406), which was paid by WCG. The sellers of WCG surrendered 39,162 exchangeable shares of PSC of Canada Exchange Corp. (“PSC”) to fulfill their obligation to the Company for the settlement of the dispute with British Colombia and the reimbursement of legal fees. These shares were converted to shares of the Company and transferred to treasury. Additionally, the remaining 222,532 exchangeable shares of PSC were exchanged into shares of common stock of the Company and distributed to the sellers of WCG, thus eliminating the related non-controlling interest balance as of June 30, 2014.

12. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$266	$3,527	$13,224	$16,081
Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,955,773	13,674,467	14,450,248	13,411,204
Effect of dilutive securities:
Common stock options and restricted stock awards	203,612	340,665	256,392	279,032
Performance-based restricted stock units	16,720	34,197	16,720	20,888
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	15,176,105	14,049,329	14,723,360	13,711,124

Basic earnings per share	$0.02	$0.26	$0.92	$1.20
Diluted earnings per share	$0.02	$0.25	$0.90	$1.17

The effect of issuing 1,139,145 shares of common stock on an assumed conversion basis related to the Company’s former convertible senior subordinated notes was excluded in the computation of diluted earnings per share for the three months and nine months ended September 30, 2013 as it would have been antidilutive. The convertible senior subordinated notes were fully repaid on May 15, 2014. For the three and nine months ended September 30, 2014, employee stock options to purchase 65,217 and 21,978 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive. Additionally, 202,054 and 1,567,027 of these shares were excluded in the calculation for the three and nine months ended September 30, 2013 because they also would have been antidilutive.

13. Income Taxes

           The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 42.7% and 42.9%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 36.7% and 39.8%, respectively. For all periods, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0%, due primarily to state income taxes as well as non-deductible stock compensation expense. In addition, a significant amount of the expenses incurred in connection with the Ingeus acquisition was not deductible for tax purposes, which resulted in an increase in the effective tax rate for the nine months ended September 30, 2014.

The Company has been notified by the Internal Revenue Service (or “IRS”) that its 2012 US consolidated tax return will be examined. This examination began in October 2014 and the Company is actively working to respond to IRS information requests. It is unknown when the examination will be completed.

14. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. It is probable that the Company will pay a settlement, not covered by insurance, currently estimated at approximately $1,700, which has been accrued as of September 30, 2014. The settlement is related to a review by one of the Company’s Human Services’ payers of certain billing practices.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was $1,312 and $1,485 at September 30, 2014 and December 31, 2013, respectively.

15. Acquisitions

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

The Company incurred acquisition and related costs for this acquisition of $214 and $4,382 during the three and nine months ended September 30, 2014, respectively, which are included in general and administrative expenses.

The amounts of Ingeus’ unaudited revenue and net income included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2014, and the unaudited proforma revenue and net income of the combined entity had the acquisition date been January 1, 2013, are:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Actual:
Revenue	$76,176	$-	$105,012	$-
Net income	$(181)	$-	$521	$-

Proforma:
Revenue	$394,218	$369,320	$1,176,492	$1,101,978
Net income	$390	$11,254	$27,042	$33,849
Diluted earnings per share	$0.03	$0.77	$1.84	$2.37

The pro forma information above for the three and nine months ended September 30, 2014 includes the elimination of acquisition related costs. Adjustments for all periods include compensation and stock-based compensation expense related to employment agreements effective upon consummation of the acquisition, additional interest expense on the debt issued to finance the acquisition, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and property and equipment and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2013.

The following represents the preliminary allocation of the purchase price for Ingeus:

Consideration:
Cash purchase of common stock	$92,279
Estimated adjustment amount	1,666
Fair value of contingent consideration	47,755
Total consideration	$141,700

Allocated to:
Cash	$37,159
Accounts receivable	26,392
Other current assets	14,343
Property and equipment	9,326
Intangibles	81,600
Goodwill (1)	49,763
Deferred taxes, net	(5,924)
Accounts payable and accrued liabilities	(54,243)
Deferred revenue	(10,325)
Other non-current liabilities	(6,391)
Total of assets acquired and liabilities assumed	$141,700

(1)	The goodwill was allocated to the Company's WD Services segment. The goodwill is not expected to be deductible for tax purposes. Goodwill includes the value of the purchased assembled workforce.

The above purchase price allocation represents the preliminary purchase price allocation as the valuation of intangible assets has not been finalized.

The preliminary fair value of intangible assets is as follows:

	Type	Life (years)	Value
Customer relationships	Amortizable	10	$58,500
Trademarks and trade names	Amortizable	10	19,100
Developed technology	Amortizable	5	4,000
			$81,600

Additionally, during the second quarter of 2014, the Company acquired a human services business through an asset purchase agreement. The Company has not disclosed purchase information or the pro-forma impact of this acquisition as it was immaterial to the Company’s financial position and results of operations. Subsequent to September 30, 2014, the Company completed the acquisition of CCHN Group Holdings, Inc. See discussion below under Note 17 “Subsequent Events” for information on this acquisition.

16. Business Segments

The Company’s operations are organized and reviewed by management along its service lines. Historically, the Company has operated in two segments, Human Services and NET Services. With the acquisition of Ingeus in the second quarter of 2014, the Company created a third segment, WD Services. Human Services includes government sponsored human services consisting of home and community based counseling, foster care and not-for-profit management services. NET Services includes managing the delivery of non-emergency transportation services. WD Services includes distributed workforce development and outsourced employability programs. All corporate costs have been allocated to the three operating segments.

The following table sets forth certain financial information attributable to the Company’s business segments for the three and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
NET Services	$226,055	$192,011	$640,428	$583,028
Human Services (a)	91,987	84,702	282,135	262,809
WD Services	76,176	-	105,012	-

Consolidated	$394,218	$276,713	$1,027,575	$845,837

Operating income (loss):
NET Services	$12,376	$9,460	$42,466	$30,252
Human Services	(6,389)	(1,484)	(11,035)	2,281
WD Services	(4,150)	-	(4,052)	-

Consolidated	$1,837	$7,976	$27,379	$32,533

(a) Excludes intersegment revenue of $209 and $285 for the three and nine months ended September 30, 2014, respectively, and $209 and $311 for the three and nine ended September 30, 2013, respectively.

Total assets at September 30, 2014 and December 31, 2013 by segment were as follows:

	September 30, 2014	December 31, 2013
Total Assets:
NET Services	$248,499	$247,666
Human Services	162,000	140,964
WD Services	208,987	-
Corporate	38,281	36,128

Consolidated	$657,767	$424,758

17.  Subsequent Events

Acquisition of CCHN Group Holdings, Inc.

On October 23, 2014, the Company acquired all of the outstanding equity of CCHN Group Holdings, Inc. (“CCHN”), the parent company of Community Care Health Network, Inc. (dba Matrix Medical Network (“Matrix”)), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 17, 2014, referred to herein as the Matrix Acquisition.

Pursuant to the Merger Agreement, the Company paid at closing a purchase price comprised of a $360,000 cash payment and the issuance of 946,723 shares of the Company’s common stock (with an aggregate value of $40,000 based on the closing price of the Company’s common stock on the NASDAQ Stock Market on September 17, 2014) on October 23, 2014. Pursuant to the Merger Agreement, at the Closing, subject to the escrow arrangements described in the Merger Agreement, each share of CCHN then outstanding immediately prior to the closing and each vested option of CCHN then outstanding immediately prior to the closing was converted into the right to receive the merger consideration described above. The cash required to complete the Matrix Acquisition and fund certain related expenses was derived from (1) the cash proceeds from the new $250,000 term loan under the Second Amendment to the Credit Agreement (as discussed below), (2) the cash proceeds from an approximately $23,400 draw down from the Company’s existing revolving credit facility, (3) the cash proceeds from the issuance of the Note (as discussed below) and (4) approximately $48,000 of cash on hand. The cash consideration paid for CCHN is subject to certain customary adjustments for working capital purposes.

Matrix is a provider of health risk assessments for Medicare Advantage health plans and risk bearing providers with a national footprint across 33 states. The acquisition expands the Company's clinical capabilities and home based services with the addition of operations which include approximately 700 nurse practitioners.

The initial accounting for the business combination is not yet completed as the acquisition occurred near the end of October 2014 and sufficient time has not elapsed to complete the initial accounting for the business combination. The Company will provide details of the fair value of the consideration transferred and the net assets acquired, the required supplemental pro forma information and details of non-recurring pro forma adjustments included in the pro forma revenues and earnings disclosures when these amounts have been determined.

Financing Arrangements

On October 23, 2014, the Company entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement and Consent (the “Second Amendment”), between the Company, the guarantors party thereto and Bank of America, N.A., as administrative agent and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and RBC Capital Markets, as joint lead arrangers and joint book managers, SunTrust Bank and Royal Bank of Canada, as co-syndication agents, and other lenders party thereto.

The Company entered into the Second Amendment to amend the Credit Facility to (i) add a new term loan tranche in aggregate principal amount of up to $250,000 to partly finance the Matrix Acquisition (as described above), (ii) provide the consent of the required lenders to consummate the Matrix Acquisition, (iii) permit incurrence of additional debt (including the Note, described below) to fund the Matrix Acquisition, (iv) add an excess cash flow mandatory prepayment provision and (v) such other amendments which are beneficial to Providence and provide greater flexibility for its future operations.

On October 23, 2014, the Company also issued to Coliseum Capital Management, LLC and certain of its affiliates (collectively, the “Investor”) a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500 (the “Note”). The Investor held approximately 15% of the Company’s outstanding common stock as of October 23, 2014 and is the Company’s largest shareholder. Additionally, Christopher Shackelton, who serves on the Company’s board of directors, is also a Managing Partner at Coliseum Capital Management, LLC.

The Note has a maturity date of September 30, 2018 and accrues interest at a rate of 14.0% per annum, subject to additional penalty interest up to an aggregate of 18.5% per annum. Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3,015 on the issuance of the Note. Thereafter interest shall be payable by increasing the principal amount of the Note as pay-in-kind interest and shall be paid quarterly, in arrears. The Note will be subordinated to all outstanding and future debt of the Company (up to the Maximum Senior Indebtedness Principal Amount) and will rank senior to the Company’s outstanding equity. The Note will be the unsecured obligation of the Company, and will not be guaranteed by any of the Company’s current or future subsidiaries. The Company used the proceeds from the issuance of the Note to finance, in part, the Matrix Acquisition (as described above). Upon consummation of the Rights Offering and the issuance of Series A Preferred Stock, each as defined below, the Note will be paid off (in whole or in part, as the case may be) with the net proceeds received from the Rights Offering. The Company otherwise shall not have the right to optionally prepay the Note.

Within 120 days of October 23, 2014, the closing date of the Matrix Acquisition (as described below), the Company plans to complete a registered Rights Offering (the “Rights Offering”), allowing all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price that is expected to be equal to $100.00 per share (the “Subscription Price”). The convertible preferred stock is expected to convert into shares of Providence’s common stock at a conversion price equal to $39.88, which was the closing price of Providence’s common stock on the NASDAQ Global Select Market on October 22, 2014. In connection with the anticipated Rights Offering, on October 23, 2014 the Company entered into a standby purchase agreement (the “Standby Purchase Agreement”) with the Investor, pursuant to which the Investor has agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of the Company’s common stock. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, the Company paid the Investor a fee of $2,947. In addition, the Investor will have the additional right, exercisable within 30 days following the completion of the Rights Offering, to purchase additional preferred stock valued at $15,000 at a price per share equal to 105% of the Subscription Price. This Quarterly Report on Form 10-Q does not constitute an offer or solicitation to sell shares or securities in Providence or any related or associated company, including pursuant to the Rights Offering. Any such offer or solicitation will be made only by means of an effective registration statement and in accordance with the terms of all applicable securities and other laws.

September 30, 2014 pro forma indebtedness for the additional borrowings discussed above and to fund the Matrix Acquisition consist of the following:

	Actual	Pro forma
	September 30,	September 30,
	2014	2014

$240,000 revolving loan (previously $165,000; amended May 28, 2014), LIBOR plus 1.75% - 2.50% through August 2018 with interest payable at least once every three months	$131,000	$160,700
$250,000 term loan, LIBOR plus 1.75% - 2.50%, with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months, through August 2018	-	250,000
$60,000 term loan, LIBOR plus 1.75% - 2.50%, with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	60,000	60,000
14.0% unsecured, subordinated bridge note with principal due September 30,2018 and interest payable quarterly in arrears	-	65,500
2% unsecured, subordinated note to former stockholder of acquired company, principal and interest due May 2016	600	600
	191,600	536,800
Less current portion	3,000	17,062
	$188,600	$519,738

Actual and pro forma annual maturities of long-term obligations as of September 30, 2014 are as follows:

	Actual	Pro forma
Year	Amount	Amount
2014	$750	$750
2015	3,375	22,125
2016	5,475	30,475
2017	6,750	38,000
2018	175,250	445,450
Total	$191,600	$536,800

The Company incurred approximately $15,699 in financing related costs in connection with the new financing arrangements discussed above. The Company is currently evaluating the impact these costs will have on the consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2014 and 2013, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2013. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q3 2014 and Q3 2013 mean the three months ended September 30, 2014 and the three months ended September 30, 2013, respectively. In addition, references to YTD 2014 and YTD 2013 mean the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively.

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

We continue to focus on improving operating efficiencies, organic and acquisitive growth, and developing performance management systems designed to enhance and leverage our core competencies. Our core competencies include managing provider networks, tailoring services to community needs, effective and efficient bidding and contracting processes and logistics management. By enhancing and leveraging these core competencies and expanding both domestically and internationally, we believe we can benefit from emerging trends in healthcare and other human services, such as the U.S. healthcare market reform and human services government outsourcing trends globally, and the related regulatory environments, such as under Medicaid regulations. Further, by managing larger populations of clients eligible to receive our services, and managing the outsourcing of transportation, we believe we can reduce the cost of care and services and achieve improvement in measureable outcomes.

As of September 30, 2014, we were providing human services directly to approximately 57,400 clients under our Human Services segment and 232,000 clients under our Workforce Development (“WD”) Services segment. Additionally, we had approximately 20.7 million individuals eligible to receive services under our non-emergency transportation services contracts. We provided services from our Human Services segment from approximately 360 locations in 23 states, the District of Columbia, and three provinces in Canada as of September 30, 2014. Services from our Non-emergency Transportation (“NET”) Services segment were provided from approximately 40 locations in 39 states and the District of Columbia as of September 30, 2014. As of September 30, 2014, our WD Services segment provided services from almost 180 locations in Australia, France, Germany, Poland, Saudi Arabia, South Korea, Spain, Sweden, Switzerland and the United Kingdom.

Description of Ingeus Business

With the Ingeus Acquisition in May, 2014, we now provide workforce development services on a global basis that include resume and job interview skills, networking and job placement services and technical job training through internally staffed resources. Our client base is broad and includes long-term unemployed, disabled, and unskilled individuals, as well as individuals that cope with medical illnesses, are newly graduated from educational institutions, and those that have been released from incarceration after an extended length of time. We contract primarily with government entities that seek to reduce the unemployment rate generally, or for specific targeted population cohorts. We are paid largely based on job placement and job sustainment success, but are also paid attachment fees based on the admission of clients into our programs, as well as incentive fees that are usually paid at the end of defined measurement periods based on direct and indirect variables. We bill according to contractual terms, typically after proof of services have been achieved.

Approximately 69.7% of the WD Services segment revenues are derived from a specific contract in the UK, whereby services are provided to long-term unemployed individuals to place them into jobs. Under the contract, which commenced in April 2011 and continues through March 2016 with an additional two-year service period, Ingeus has historically been paid a fixed amount for each referred client as follows:

• Attachment fees, which are typically upfront payments that are payable when a client is referred and enters the system;

• Job placement fees, which are typically payable when a client is employed, or job outcome fees, which are typically payable when a client is employed, and remains employed for a specified period of time;

• Sustainment fees, which are typically payable upon certain employment tenure milestones (for example, demonstrated continuing employment for up to 24 months); and

• Incentive payments, which are based on the achievement of certain global measures over four annual measurement periods commencing April 1, 2014.

Under the terms of the contract, effective July 1, 2014, Ingeus no longer receives an attachment fee for client referrals. Over the first three full fiscal years of the contract from 2011 to 2013, attachment fees accounted for approximately 38% of the revenues under the contract, and for 2013, accounted for approximately 13% of Ingeus’s revenues. We estimate that, with the payment changes described above, attachment fees will account for approximately 19% of total contract revenues over the full term of the contract.

In addition, as of the same date, job outcome fees are discounted from original fee levels. As a result, going forward, Ingeus will receive the majority of its revenue under these contracts only upon demonstrating the clients continued employment for a substantial period of time and upon achievement of incentive measures over the defined measurement periods. However, a substantial portion of the total cost of providing services to clients is incurred in the period between referral and job placement. In general, under the contract and most of its other current contracts, Ingeus invests significant sums of money in personnel, leased office space, purchased or developed technology and other costs prior to commencing services. It is expected that future contacts will be structured in a similar fashion. In addition, Ingeus does and may in the future incur service delivery costs for significant periods of time before they receive payments under those contracts, leading to variability in Ingeus financial performance between quarters and for comparative periods.

Recent Developments

On October 23, 2014, we acquired (the “Matrix Acquisition”) CCHN Group Holdings, Inc. (“CCHN”), the parent company of Community Care Health Network, Inc. (dba Matrix Medical Network), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 17, 2014.

Pursuant to the Merger Agreement, we paid at closing a purchase price comprised of a $360.0 million cash payment and the issuance of 946,723 shares of Providence common stock (with an aggregate value of $40.0 million, based on the closing price of Providence’s common stock on the NASDAQ Stock Market on September 17, 2014) on October 23, 2014. Pursuant to the Merger Agreement, at the Closing, as defined therein, subject to the escrow arrangements described in the Merger Agreement, each share of CCHN then outstanding immediately prior to the closing and each vested option of CCHN then outstanding immediately prior to the closing was converted into the right to receive the merger consideration described above. The cash consideration paid for the Matrix Acquisition is subject to certain customary adjustments for working capital purposes, as described in the Merger Agreement.

CCHN is the parent company of Community Care Health Network, Inc. (d/b/a Matrix Medical Network) (“Matrix”). Matrix is a pioneer in the prospective health risk assessment market for Medicare Advantage health plans and risk bearing providers with a national footprint across 33 states. The acquisition expands Providence’s clinical capabilities and home based services into the medical field with the addition of operations which include approximately 700 nurse practitioners.

Additionally, on October 23, 2014, we entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement and Consent (the “Second Amendment”), which amends the Amended and Restated Credit and Guaranty Agreement dated August 2, 2013, as previously amended by a first amendment dated May 28, 2014 (the “Credit Agreement”) between Providence, the guarantors party thereto and Bank of America, N.A., as administrative agent and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and RBC Capital Markets, as joint lead arrangers and joint book managers, SunTrust Bank and Royal Bank of Canada, as co-syndication agents, and other lenders party thereto.

We entered into the Second Amendment to (i) add a new term loan tranche in aggregate principal amount of up to $250.0 million to partly finance the Matrix Acquisition (as described above), (ii) provide the consent of the required lenders to consummate the Matrix Acquisition, (iii) permit incurrence of additional debt (including the Note, described below) to fund the Matrix Acquisition, (iv) add an excess cash flow mandatory prepayment provision and (v) such other amendments which are beneficial to Providence and provide greater flexibility for its future operations.

On October 23, 2014, we also issued to Coliseum Capital Management, LLC and certain of its affiliates (collectively, the “Investor”) a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65.5 million (the “Note”). The Investor held approximately 15% of our outstanding common stock as of October 23, 2014, and is our largest shareholder. Additionally, Christopher Shackelton, who serves on our board of directors, is also a Managing Partner at Coliseum Capital Management, LLC.

The Note has a maturity date of September 30, 2018 and accrues interest at a rate of 14.0% per annum, subject to additional penalty interest up to an aggregate of 18.5% per annum. Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3.0 million on the issuance of the Note. Thereafter interest shall be payable by increasing the principal amount of the Note as pay-in-kind interest and shall be paid quarterly, in arrears. The Note will be subordinated to all outstanding and future debt of Providence (up to the Maximum Senior Indebtedness Principal Amount (as defined therein)) and will rank senior to our outstanding equity. The Note will be the the unsecured obligation of Providence, and will not be guaranteed by any of our current or future subsidiaries. We used the proceeds from the issuance of the Note to finance, in part, the Matrix Acquisition (as described above). Upon consummation of the Rights Offering and the issuance of Series A Preferred Stock, each as defined below, the Note will be paid off (in whole or in part, as the case may be) with the net proceeds received from the Rights Offering. Providence otherwise shall not have the right to optionally prepay the Note.

Within 120 days of October 23, 2014, the closing date of the Matrix Acquisition (as described above), we plan to complete a registered Rights Offering (the “Rights Offering”), allowing all of our existing common stock holders the non-transferrable right to purchase their pro rata share of $65.5 million of convertible preferred stock at a price that is expected to be equal to $100.00 per share (the “Subscription Price”). The convertible preferred stock is expected to convert into shares of Providence’s common stock at a conversion price equal to $39.88, which was the closing price of our common stock on the NASDAQ Global Select Market on October 22, 2014. In connection with the anticipated Rights Offering, on October 23, 2014 we entered into a standby purchase agreement (the “Standby Purchase Agreement”) with the Investor, pursuant to which the Investor has agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of our common stock. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, we paid the Investor a fee of $2.9 million. In addition, the Investor will have the additional right, exercisable within 30 days following the completion of the Rights Offering, to purchase additional preferred stock valued at $15.0 million at a price per share equal to 105% of the Subscription Price.

Subsequent to September 30, 2014, we also borrowed approximately $29.7 million under our revolving credit facility and used approximately $48.0 million of available cash to partly fund the Matrix Acquisition.

Critical accounting estimates and policies

As of September 30, 2014, there has been no change in our accounting policies or the underlying assumptions or methodologies used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2013.

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

Consolidated Results. The following table sets forth the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Non-emergency transportation services	57.4%	69.4%	62.3%	68.9%
Human services	23.3	30.6	27.5	31.1
Workforce development services	19.3	-	10.2	-
Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of non-emergency transportation services	52.3	64.0	56.2	63.5
Client service expense	21.9	27.8	25.2	27.0
Workforce development service expense	16.9	-	8.9	-
General and administrative expense	6.4	4.0	5.3	4.3
Depreciation and amortization	2.0	1.3	1.7	1.3
Asset impairment charge	-	-	-	0.1
Total operating expenses	99.5	97.1	97.3	96.2

Operating income	0.5	2.9	2.7	3.8

Non-operating expense:
Interest expense, net	0.4	0.7	0.4	0.6
Loss on extinguishment of debt	-	0.2	-	0.1
Income before income taxes	0.1	2.0	2.3	3.1
Provision for income taxes	-	0.7	1.0	1.2
Net income	0.1%	1.3%	1.3%	1.9%

Overview of trends of our results of operations for YTD 2014

Our NET Services revenues for YTD 2014 as compared to YTD 2013 were favorably impacted by new contracts and expansion in certain markets. The results of operations for YTD 2014 as compared to YTD 2013 included an increase in revenue of 9.8% due to new business, while the cost of transportation as a percentage of non-emergency transportation services revenue decreased to 90.2% during YTD 2014 as compared to 92.0% during YTD 2013, due primarily to lower utilization of transportation services than historical trends.

Our Human Services revenues for YTD 2014 as compared to YTD 2013 increased 7.4% and were favorably impacted by contracts that began in 2013 and were fully implemented by the end of the first quarter of 2014. Client service payroll and related costs also increased in YTD 2014 from YTD 2013 by 6.9%. However, we experienced an 87.2% increase in client service purchased services costs in YTD 2014 compared to YTD 2013. This increase in client services purchased service costs was due to higher than expected foster care expenses in our Texas contract, which was terminated during Q3 2014.

Our WD Services revenues for YTD 2014 were $105.0 million. Workforce development service expenses comprised 86.8% of workforce development services revenue. We expect this ratio will fluctuate from period to period based upon contract milestones and start-up costs of most workforce development contracts.

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

Q3 2014 compared to Q3 2013

Revenues

Non-emergency transportation services. NET Services revenues were as follows (in thousands):

Three Months Ended September 30,		Dollar	Percent
2014	2013	change	change
$226,055	$192,011	$34,044	17.7%

The increase in NET Services revenues in Q3 2014 was driven by:

●	new state contracts in Maine, Texas, Rhode Island and Utah which began in August 2014, September 2014, February 2014 and May 2014, respectively;
●	new managed care contracts and expansion of existing contracts under the State of Florida transition of their fee for service members to managed care from April through September 2014;
●	an increase in membership in Georgia, Michigan, Nevada, New Jersey and New York;
●	implementation of various new managed care contracts in Ohio, Kansas and Illinois;
●	continued expansion of our California commercial and managed care lines of business; and
●	rate adjustments matching historical utilization in a number of our contracts, as well as new rates for several renewed and awarded contracts.

This revenue growth was partially offset by a decrease in revenue resulting from the introduction of variable per member per month rates in our Nevada contract, as well as the elimination of a City of Hartford contract as of July 2014, the State of Mississippi Medicaid and End Stage Renal contracts as of June 2014, and both the State and Southeast Region Medicaid contracts in Wisconsin in July 2013.

A significant portion of NET Service revenue is generated under capitated contracts where we assume the responsibility of meeting the covered transportation requirements of beneficiaries residing in a specific geographic region for fixed payment amounts per beneficiary. Due to the fixed revenue stream and seasonal variability of transportation utilization which impact our expenses, we expect our operating results will fluctuate on a quarterly basis.

Human services. Human services revenues are comprised of the following (in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2014	2013	change	change
Home and community based services	$78,657	$74,640	$4,017	5.4%
Foster care services	13,072	9,282	3,790	40.8%
Management fees	258	780	(522)	-66.9%

Total human services revenues	$91,987	$84,702	$7,285	8.6%

Home and community based services. Home and community based services revenue increased in Q3 2014 from Q3 2013 primarily due to revenue derived from an acquired entity in Idaho of approximately $2.3 million and the impact of revenue generated in relation to tuck-in acquisitions that occurred in the fourth quarter of 2013 in North Carolina.

Foster care services. Our foster care services revenues increased in Q3 2014 from Q3 2013 primarily as a result of our foster care contract in Texas that began in 2013. Although we have generated increased foster care service revenue under this contract, costs under the contract have been higher than expected, and as such, we exited the contract in Q3 2014. We expect to see a decline in foster care services revenue during the remainder of 2014.

Management fees. The exit of, and changes to, certain management service agreements resulted in decreased management fees in Q3 2014 as compared to Q3 2013. We do not expect management fee revenue to be a significant portion of our business going forward.

Workforce development services. WD Services revenue was as follows (in thousands):

Three Months Ended September 30,		Dollar
2014	2013	change
$76,176	$-	$76,176

WD services revenue represents revenue from our acquired subsidiary, Ingeus. The Q3 2014 revenue includes a full quarter of revenue derived from providing international outsourced employability programs.

Operating expenses

NET Services

Cost of non-emergency transportation services. NET Services expenses included the following for Q3 2014 and Q3 2013 (in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2014	2013	change	change
Purchased services	$169,380	$147,010	$22,370	15.2%
Payroll and related costs	28,761	23,383	5,378	23.0%
Other operating expenses	7,934	6,435	1,499	23.3%
Stock-based compensation	172	221	(49)	-22.2%
Total cost of non-emergency transportation services	$206,247	$177,049	$29,198	16.5%

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. The increase in purchased services for Q3 2014 compared to Q3 2013 is attributable to additional purchased service costs for our expanded business and new contracts covering Hawaii, Kansas, Louisiana, Maine, Michigan, New Mexico, Ohio, Texas, Rhode Island, New York, and Utah, as well as further expansion in the California commercial and managed care markets. This increase was partially offset by decreases due to the termination of one City of Hartford contract, several managed care contracts, our State of Mississippi Medicaid and End Stage Renal contracts on June 30, 2014, and both of our Wisconsin contracts as of July 2013. As a percentage of NET Services revenue, purchased services decreased to approximately 74.9% for Q3 2014, from 76.6% for Q3 2013 due to new contracts and membership expansion in existing contracts with lower utilization levels than the historical trend.

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for Q3 2014 as compared to Q3 2013 was due to the hiring of additional staff for new contracts in Maine, Texas, Rhode Island and Utah, expansion efforts across numerous other markets and additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 12.7% for Q3 2014 from 12.2% for Q3 2013, as we have added additional call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts. All of these activities resulted in higher payroll and related costs as a percentage of consolidated revenue.

Other operating expenses. Other operating expenses increased for Q3 2014 as compared to Q3 2013 due primarily to additional business taxes in expanding markets, travel and implementation cost related to new business as well as costs related to the deployment of our new centralized reservation system. Other operating expenses as a percentage of NET Services revenues were 3.5% for Q3 2014 and 3.4% Q3 2013.

Stock-based compensation. Stock-based compensation expense was approximately $0.2 million for Q3 2014 and Q3 2013. This item was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment under our 2006 Long-Term Incentive Plan, amended (the “2006 Plan”) as well as costs related to performance restricted stock units.

Human Services

Client service expense.    Client service expense, which includes expenses from our Human Services segment, included the following for Q3 2014 and Q3 2013 (in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2014	2013	change	change
Payroll and related costs	$60,445	$56,423	$4,022	7.1%
Purchased services	10,073	6,579	3,494	53.1%
Other operating expenses	15,767	13,761	2,006	14.6%
Stock-based compensation	8	118	(110)	-93.2%
Total client service expense	$86,293	$76,881	$9,412	12.2%

Payroll and related costs. Our payroll and related costs increased in Q3 2014 from Q3 2013 primarily due to increased headcount in certain markets, including North Carolina, Texas and Virginia, as well as the addition of personnel due to an acquisition in Idaho. With the termination of the Texas foster care contract during Q3 2014, we expect the payroll and related costs in Texas to decrease during the remainder of the year. Payroll and related costs of our Human Services segment, as a percentage of Human Services segment revenue, were 65.7% for Q3 2014 and 66.6% for Q3 2013.

Purchased services. We incur a variety of other support service expenses in the normal course of our domestic business, including foster parent payments, pharmacy payments and out-of-home placements. In addition, we subcontract with a network of providers for a portion of our legacy workforce development services we provide in the Human Services segment. In Q3 2014, we experienced an increase in foster parent payments of approximately $4.4 million. This increase was primarily related to our contract in Texas that began in 2013. As discussed above, we exited this contract during Q3 2014 and as such, expect a decrease in foster care expenses during the remainder of 2014. Purchased services in our Human Services segment, as a percentage of our Human Services segment revenue increased to 11.0% for Q3 2014, up from 7.8% for Q3 2013 due to the impact of foster parent payments.

Other operating expenses. Other operating expenses of our Human Services segment, as a percentage of Human Services segment revenue, increased to 17.1% for Q3 2014 from 16.2% for Q3 2013. The increase in other operating expenses in Q3 2014 as compared to Q3 2013 is primarily attributable to an accrual for a probable legal settlement totaling approximately $1.7 million. The settlement is related to an audit by the State of Nevada into the billing practices of our Maple Star Nevada (“MSNV”) operations. The settlement may have a negative impact on the future cash flows of MSNV, and we will perform an impairment review of the goodwill and intangible balances associated with the reporting unit in connection with our year-end goodwill impairment analysis. The goodwill and intangible asset balances in the related reporting unit were approximately $7.6 million and $0.7 million, respectively, as of September 30, 3014. If an impairment is determined to exist, there could be an expense recorded for all or part of the goodwill and intangible asset balances.

Stock-based compensation. Stock-based compensation includes the amortization of the fair value of stock options and restricted stock awarded to key employees under our 2006 Plan, as well as costs related to performance restricted stock units.

Workforce Development Services

Workforce development service expense.    Workforce development service expense, for our WD Services segment, was as follows (in thousands):

	Three Months Ended September 30,		Dollar
	2014	2013	change
Payroll and related costs	$37,316	$-	$37,316
Purchased services	19,812	-	19,812
Other operating expenses	8,140	-	8,140
Stock-based compensation	1,439	-	1,439
Total workforce development service expense	$66,707	$-	$66,707

Payroll and related costs. The payroll and related costs of Ingeus totaled $37.3 million. Payroll and related costs of our WD Services segment as a percentage of WD Services segment revenue, were 49.0% for Q3 2014.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide. Q3 2014 includes $19.8 million of purchased services expense related to Ingeus. Purchased services of our WD Service segment, as a percentage of our WD Services segment revenue, was 26.0% for Q3 2014.

Other operating expenses. Other operating expenses of our WD Services segment, as a percentage of WD Services segment revenue, were 10.7% for Q3 2014.

Stock-based compensation. Stock-based compensation was approximately $1.4 million for Q3 2014. This item includes the expense related to the amortization of the fair value of restricted stock awards issued in connection with the acquisition of Ingeus.

General and administrative expense. General and administrative expenses were as follows (in thousands):

Three Months Ended September 30,		Dollar	Percent
2014	2013	change	change
$25,100	$11,082	$14,018	126.5%

The increase in general and administrative expenses for Q3 2014 as compared to Q3 2013 related primarily to approximately $3.7 million in acquisition related costs incurred during Q3 2014, an increase in stock based compensation expense of approximately $2.1 million primarily related to stock options granted during Q3 2014, one-third of which vested upon grant, an increase of approximately $1.5 million in expense for stock option equivalent units granted in Q3 2014, one-third of which vested upon grant, and an increase in facilities costs of approximately $5.4 million related to Ingeus’ facility costs. General and administrative expense, as a percentage of revenue, increased to 6.4% in Q3 2014 from 4.0% in Q3 2013.

Depreciation and amortization. Depreciation and amortization were as follows (in thousands):

Three Months Ended September 30,		Dollar	Percent
2014	2013	change	change
$8,034	$3,725	$4,309	115.7%

As a percentage of revenues, depreciation and amortization was approximately 2.0% and 1.3% for Q3 2014 and Q3 2013, respectively. The increase in depreciation and amortization expense primarily relates to the depreciation and amortization expense of Ingeus which totaled approximately $3.9 million in Q3 2014.

Non-operating expense

Interest expense, net. Our current and long-term debt obligations have increased from approximately $123.5 million at September 30, 2013 to $191.6 million at September 30, 2014. The decrease in our interest expense for Q3 2014 as compared to Q3 2013 primarily resulted from the elimination of the convertible debt in the second quarter of 2014 which carried an interest rate of 6.5%, which is higher than the average interest rate on our current borrowings, as well as a decrease in the interest rate under the revised terms of our amended credit facility completed in August 2013.

Loss on extinguishment of debt. Loss on extinguishment of debt of approximately $0.5 million for Q3 2013 resulted from the write-off of deferred financing fees related to our credit facility that was repaid in full in August 2013 with proceeds from our amended and restated credit facility. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis and recorded a charge accordingly.

Provision for income taxes

           Our effective tax rate for Q3 2014 and Q3 2013 was 42.7% and 36.7%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q3 2014 and Q3 2013 due primarily to state taxes as well as non-deductible stock compensation expense.

 Adjusted EBITDA

           After adjusting for the items noted in the table below, Adjusted EBITDA was $13.6 million for Q3 2014 as compared to $11.7 million for Q3 2013.

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

	Three months ended
	September 30,
	2014	2013

Net income	$266	$3,527

Interest expense, net	1,373	1,876
Provision for income taxes	198	2,048
Depreciation and amortization	8,034	3,725

EBITDA	9,871	11,176

Acquisition related costs	3,686	-
Loss on extinguishment of debt	-	525

Adjusted EBITDA	$13,557	$11,701

YTD 2014 compared to YTD 2013

Revenues

Non-emergency transportation services. NET Services revenues were as follows (in thousands):

Nine Months Ended September 30,		Dollar	Percent
2014	2013	change	change
$640,428	$583,028	$57,400	9.8%

The increase in NET Services revenues in YTD 2014 was driven by:

●	new state contracts in Maine, Texas, Rhode Island and Utah which began in August 2014, September 2014, May 2014, and February 2014, respectively;
●	new managed care contracts and expansion of existing contracts under the State of Florida transition of their fee for service members to managed care from April through September 2014;
●	an increase in membership in Georgia, Michigan, Nevada, New Jersey and New York;
●	expansion of our current Michigan Medicaid contract along with the implementation of approximately 600,000 lives via multiple new Michigan managed care contracts;
●	implementation of various new managed care contracts in Ohio, Kansas and Illinois;
●	continued expansion of our California commercial and managed care lines of business; and
●	rate adjustments matching historical utilization in a number of our contracts, as well as new rates for several renewed and awarded contracts.

This revenue growth was partially offset by a decrease in revenue resulting from the introduction of variable per member per month rates in our Nevada contract, the transition of the Connecticut “at-risk” contract to a new “administrative services only” contract implemented in February 2013, as well as the elimination of a City of Hartford contract as of July 2014, the State of Mississippi Medicaid and End Stage Renal contracts as of June 2014, and both the State and Southeast Region Medicaid contracts in Wisconsin in July 2013.

Human services. Human services revenues are comprised of the following (in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	change	change
Home and community based services	$236,646	$228,449	$8,197	3.6%
Foster care services	44,262	26,777	17,485	65.3%
Management fees	1,227	7,583	(6,356)	-83.8%

Total human services revenues	$282,135	$262,809	$19,326	7.4%

Home and community based services. Home and community based services revenue increased in YTD 2014 from YTD 2013 primarily due to revenue derived from our legacy workforce development program in Wisconsin that began during 2013 and was fully implemented in 2014, the impact of rate increases in certain programs during the latter half of 2013, increased costs under certain cost reimbursement contracts and revenue from an entity acquired in Idaho during the second quarter of 2014. These increases were partially offset by decreased revenue attributable to the impact of waivers granted under the No Child Left Behind Act and continued movement out of group home programs, a trend that began in 2013.

Foster care services. Our foster care services revenues increased in YTD 2014 from YTD 2013 primarily as a result of our foster care contract in Texas that began in 2013, and was subsequently terminated in August 2014, as well as the continued expansion of services into rural areas in Tennessee.

Management fees. The exit of, and changes to, certain management service agreements resulted in decreased management fees in YTD 2014 as compared to YTD 2013. We do not anticipate management fee revenue to be a significant portion of our business going forward.

Workforce development services. WD Services revenues were as follows (in thousands):

Nine Months Ended September 30,		Dollar
2014	2013	change
$105,012	$-	$105,012

WD services revenue represents revenue from our newly acquired subsidiary, Ingeus. The YTD 2014 revenue includes five months of revenue for providing international outsourced employability programs.

Operating expenses

NET Services

Cost of non-emergency transportation services. NET Services expenses included the following for YTD 2014 and YTD 2013 (in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	change	change
Purchased services	$475,628	$447,197	$28,431	6.4%
Payroll and related costs	80,440	69,350	11,090	16.0%
Other operating expenses	21,241	19,254	1,987	10.3%
Stock-based compensation	565	863	(298)	-34.5%
Total cost of non-emergency transportation services	$577,874	$536,664	$41,210	7.7%

Purchased services. We subcontract with third party transportation providers to provide non-emergency transportation services to our clients. The increase in purchased services for YTD 2014 compared to YTD 2013 is attributable to additional purchased service costs for our expanded business and new contracts covering Hawaii, Kansas, Louisiana, Maine, Michigan, New Mexico, Ohio, Texas, Rhode Island, New York, and Utah, as well as further expansion in the California commercial and managed care markets. These increases were partially offset by decreases due to the termination of one City of Hartford contract, several managed care contracts, and both of our Wisconsin contracts, along with the transition to an administrative services only contract in Connecticut and reduced transportation utilization due to inclement weather, which led to a decrease in purchased services. As a percentage of NET Services revenue, purchased services decreased to approximately 74.3% for YTD 2014, from 76.7% for YTD 2013. This decline in purchased service expense as a percent of NET Services revenue is due to the membership expansion in existing contracts with lower utilization levels than the historical trend.

Payroll and related costs. The increase in payroll and related costs of our NET Services segment for YTD 2014 as compared to YTD 2013 was due to the hiring of additional staff for new contracts in Maine and Utah, expansion efforts across several other markets, and additional staffing needed for expansion of the California ambulance commercial and managed care lines of business.  Payroll and related costs, as a percentage of NET Services revenue, increased to 12.6% for YTD 2014 from 11.9% for YTD 2013, due to the addition of call center staff to ensure our compliance with the more demanding service authorization process and intake response time requirements of some of our new contracts, as well as the transition of the Connecticut contract from a full risk contract to administrative services only contract. All of these activities resulted in higher payroll and related costs as a percentage of consolidated revenue.

Other operating expenses. Other operating expenses remained relatively unchanged for YTD 2014 as compared to YTD 2013 although additional business taxes in expanding markets, travel and implementation cost related to new business as well as costs related to the deployment of our new centralized reservation system were incurred. Other operating expenses, as a percentage of NET Services revenues, were 3.3% for YTD 2014 and YTD 2013.

Stock-based compensation. Stock-based compensation expense was approximately $0.6 million and $0.8 million for YTD 2014 and YTD 2013, respectively. This item was primarily comprised of the amortization of the fair value of stock options and restricted stock awarded to employees of our NET Services segment under our 2006 Plan, as well as costs related to performance restricted stock units.

Human Services

Client service expense.    Client service expense, which includes expenses from our Human Services segment, included the following for YTD 2014 and YTD 2013 (in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	change	change
Payroll and related costs	$181,889	$170,124	$11,765	6.9%
Purchased services	34,992	18,689	16,303	87.2%
Other operating expenses	42,494	39,361	3,133	8.0%
Stock-based compensation	30	521	(491)	-94.2%
Total client service expense	$259,405	$228,695	$30,710	13.4%

Payroll and related costs. Our payroll and related costs increased in YTD 2014 from YTD 2013 primarily due to severance costs related to the termination of an executive officer and increased headcount in certain markets, including North Carolina, Texas, Virginia and Delaware. Payroll and related costs of our Human Services segment, as a percentage of Human Services segment revenue, were 64.5% for YTD 2014 and 64.7% for YTD 2013.

Purchased services. We incur a variety of support service expenses in the normal course of our domestic business, including foster parent payments, pharmacy payments and out-of-home placements. In addition, we subcontract with a network of providers for a portion of the legacy workforce development services we provide. In YTD 2014, we experienced an increase in foster parent payments of approximately $18.3 million. This increase was primarily related to our contract in Texas that began in 2013 and was terminated in Q3 2014. Purchased services of our Human Services segment, as a percentage of Human Services revenue, increased to 12.4% for YTD 2014, up from 7.1% for YTD 2013 due to the impact of foster parent payments.

Other operating expenses. Other operating expenses of our Human Services segment, as a percentage of Human Services segment revenue, increased slightly to 15.1% for YTD 2014 from 15.0% for YTD 2013.

Stock-based compensation. Stock-based compensation for YTD 2014 includes a benefit from the forfeiture of stock related awards for a terminated executive officer. For both periods, this item includes the amortization of the fair value of stock options and restricted stock awarded to key employees under our 2006 Plan, as well as costs related to performance restricted stock units.

Workforce Development Services

Workforce development service expense.    Workforce development service expense for our WD Services segment, was as follows (in thousands):

	Nine Months Ended September 30,		Dollar
	2014	2013	change
Payroll and related costs	$51,358	$-	$51,358
Purchased services	27,058	-	27,058
Other operating expenses	10,790	-	10,790
Stock-based compensation	1,924	-	1,924
Total workforce development service expense	$91,130	$-	$91,130

Payroll and related costs. The payroll and related costs of Ingeus totaled $51.4 million. Payroll and related costs of our WD Services segment as a percentage of WD Services segment revenue were 48.9% for YTD 2014.

Purchased services. We subcontract with a network of providers for a portion of the workforce development services we provide. YTD 2014 includes $27.1 million of purchased services expense related to Ingeus. Purchased services of our WD Service segment, as a percentage of our WD Services segment revenue was 25.8% for YTD 2014.

Other operating expenses. Other operating expenses of our WD Services segment, as a percentage of WD Services segment revenue, were 10.3% for YTD 2014.

Stock-based compensation. Stock-based compensation was approximately $1.9 million for YTD 2014. This item includes the expense related to the amortization of the fair value of restricted stock awards issued in connection with the acquisition of Ingeus.

General and administrative expense. General and administrative expenses were as follows (in thousands):

Nine Months Ended September 30,		Dollar	Percent
2014	2013	change	change
$54,881	$36,265	$18,616	51.3%

The increase in general and administrative expenses for YTD 2014 as compared to YTD 2013 was primarily a result of approximately $8.0 million in acquisition related costs incurred during YTD 2014, an increase in stock based compensation expense of approximately $1.8 million primarily related to stock options granted during Q3 2014, one-third of which vested upon grant, an increase of approximately $1.5 million in expense for stock option equivalent units granted in Q3 2014, one-third of which vested upon grant, and an increase in Ingeus facilities costs of approximately $7.2 million. These increases were partially offset by a decrease in payroll and related costs of approximately $2.1 million, primarily attributable to changes in management service agreements. General and administrative expense, as a percentage of revenue, increased to 5.3% in YTD 2014 from 4.3% in YTD 2013.

Depreciation and amortization. Depreciation and amortization were as follows (in thousands):

Nine Months Ended September 30,		Dollar	Percent
2014	2013	change	change
$16,906	$11,188	$5,718	51.1%

As a percentage of revenues, depreciation and amortization was approximately 1.7% and 1.3% for YTD 2014 and YTD 2013, respectively. The increase in depreciation and amortization expense primarily relates to the depreciation and amortization expense of Ingeus which totaled approximately $5.1 million for YTD 2014.

Asset impairment charge

          In connection with preparing our quarterly financial statements for the period ended June 30, 2013, we initiated an analysis of the fair value of goodwill and determined that goodwill related to Rio Grande Management Company, L.L.C., a wholly-owned subsidiary of the Company, was impaired. Based on this determination, we recorded a non-cash charge of approximately $0.5 million in the Human Services segment during the nine months ended September 30, 2013 to reduce the carrying value of the related goodwill to zero.

Non-operating expense

Interest expense, net. Our current and long-term debt obligations have increased from approximately $123.5 million at September 30, 2013 to $191.6 million at September 30, 2014. The decrease in our interest expense for YTD 2014 as compared to YTD 2013 primarily resulted from the elimination of the convertible debt in the second quarter of 2014, as well as a decrease in the interest rate under the revised terms of our amended credit facility completed in August 2013.

Loss on extinguishment of debt. Loss on extinguishment of debt of approximately $0.5 million for YTD 2013 resulted from the write-off of deferred financing fees related to our credit facility that was repaid in full in August 2013 with proceeds from our amended and restated credit facility. As current and previous credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis and recorded a charge accordingly.

Provision for income taxes

           Our effective tax rate for YTD 2014 and YTD 2013 was 42.9% and 39.8%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for YTD 2014 and YTD 2013 due primarily to state taxes as well as non-deductible stock compensation expense. In addition, a significant amount of the expenses incurred in connection with the Ingeus acquisition in the first nine months of 2014 was not deductible for tax purposes, which resulted in an increase in the effective tax rate for YTD 2014.

 Adjusted EBITDA

           After adjusting for the items noted in the table below, Adjusted EBITDA was $52.8 million for YTD 2014 as compared to $44.2 million for YTD 2013.

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

	Nine months ended
	September 30,
	2014	2013

Net income	$13,224	$16,081

Interest expense, net	4,219	5,315
Provision for income taxes	9,936	10,612
Depreciation and amortization	16,906	11,188

EBITDA	44,285	43,196

Acquisition related costs	8,010	-
Loss on extinguishment of debt	-	525
Asset impairment charge	-	492
Payments related to the termination of an executive officer, net (a)	511	-

Adjusted EBITDA	$52,806	$44,213

(a)	Represents payments related to the termination of an executive officer, net of benefit of forfeiture of stock based compensation upon his departure.

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

Historically, while there has been volatility in the earnings that Ingeus has generated due to revenue recognition timing, contract terms, and capital outlays related to contract starts, there has not been a material seasonal effect on Ingeus’s results of operations.

Liquidity and capital resources

Short-term liquidity requirements consist primarily of recurring operating expenses and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our segments, and from our revolving credit facility.

Sources of cash for YTD 2014 were primarily from operations and borrowings on our revolving credit facility. Our balance of cash and cash equivalents was approximately $136.9 million at September 30, 2014 and $99.0 million at December 31, 2013. Approximately $43.4 million of cash was held outside of the United States at September 30, 2014, and is not available to fund domestic operations unless the funds are repatriated. Presently, it is the Company’s intention to reinvest the undistributed earnings of its foreign subsidiaries indefinitely in foreign operations. Therefore, the Company is not providing for U.S. or additional foreign withholding taxes on its foreign subsidiaries’ undistributed earnings.

We had restricted cash of approximately $19.4 million and $15.7 million at September 30, 2014 and December 31, 2013, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At September 30, 2014 and December 31, 2013, our total debt was approximately $191.6 million and $123.5 million, respectively.

We may access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $34.4 million for YTD 2014. These cash flows included net income of approximately $13.2 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $17.5 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●	approximately $17.3 million related to the increase in accounts receivable,

●	approximately $13.5 million due to the increase in accounts payable and accrued expenses primarily attributable to the timing of payments related to non-emergency transportation contracts, and

●	approximately $6.3 million related to the increase in accrued purchased transportation.

Investing activities. Net cash used in investing activities totaled approximately $75.1 million for YTD 2014. Approximately $11.6 million was used to purchase property and equipment to support the growth of our operations, and approximately $59.7 million was used for acquisitions.

Financing activities. Net cash provided by financing activities totaled approximately $80.0 million for YTD 2014. We borrowed $115.0 million on our revolving credit facility, and repaid the balance on our convertible debt of approximately $47.5 million. We also paid financing fees associated with the modification of our long-term debt of approximately $0.7 million that were deferred and are being amortized over the life of the credit facility. Cash provided by financing activities also included $10.9 million of cash received from employee stock option exercises.

Exchange rate changes. The effect of exchange rate changes on our cash flow related to the activities of our foreign subsidies for YTD 2014 was a decrease to cash of approximately $1.4 million.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to the London Interbank Offering Rate, or LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 1.75% to 2.50% in the case of LIBOR loans and 0.75% to 1.50% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans, at a minimum, is payable quarterly in arrears. The interest rate applied to our term loan at September 30, 2014 was 2.23%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 1.75% to 2.50%, respectively, in each case, based on our consolidated leverage ratio.

We are subject to affirmative and negative covenants, including financial covenants, relating to consolidated net leverage and consolidated net senior leverage as well as a consolidated fixed charge covenant. We were in compliance with all covenants as of September 30, 2014.

We had $131.0 million of borrowings outstanding under the revolving credit facility as of September 30, 2014. $25.0 million of the revolving credit facility is available to collateralize certain letters of credit. As of September 30, 2014, there were six letters of credit in the amount of approximately $6.7 million collateralized under the revolving credit facility. At September 30, 2014, our available credit under the revolving credit facility was $102.3 million.

See discussion above under “Recent Developments” for information regarding a further amendment of the Credit Facility and new obligations and commitments as of October 23, 2014.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended (“Deferred Compensation Plan”), eligible employees and independent contractors of a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services segment. Benefits are paid from our general assets under this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At September 30, 2014, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was approximately $0.6 million, $2.7 million and $8.5 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2014 was approximately $4.9 million. Further, SPCIC had restricted cash of approximately $17.8 million and $13.9 million at September 30, 2014 and December 31, 2013, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

           Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado Insurance Services, Inc. (“Provado”).  While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to those policies. The cumulative reserve for expected losses of this reinsurance program at September 30, 2014 was approximately $1.3 million.

Health Insurance

           We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $2.0 and $1.9 million as of September 30, 2014 and December 31, 2013, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of September 30, 2014:

	At September 30, 2014
		Less than	1-3	3-5	After 5
Contractual cash obligations (000's)	Total	1 Year	Years	Years	Years
Long-term debt obligations	$191,600	$3,000	$11,100	$177,500	$-
Interest (1)	16,663	4,479	8,710	3,474	-
Purchased services commitments	123	93	30	-	-
Operating Leases	75,569	25,375	31,178	11,188	7,828
Total	$283,955	$32,947	$51,018	$192,162	$7,828

(1)	Future interest payments have been calculated at rates that existed as of September 30, 2014.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of September 30, 2014, we conducted business in 11 foreign countries. As such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. For YTD 2014, we used 11 functional currencies and generated approximately $113.5 million of our net operating revenues from operations outside the United States.

Interest rate and market risk

As of September 30, 2014, we had borrowings under our term loan of $60.0 million and borrowings under our revolving line of credit of $131.0 million. Borrowings under the Amended and Restated Credit Agreement accrue interest at LIBOR plus 2.00% per annum as of September 30, 2014. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $7.0 million over the remaining term of the Amended and Restated Credit Agreement, which matures in 2018.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.     Disclosure Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report (September 30, 2014) (“Disclosure Controls”). The Company completed its acquisition of Ingeus on May 30, 2014. As permitted under U.S. Securities and Exchange Commission guidance, management’s assessment as of September 30, 2014 did not include an assessment of controls and procedures of Ingeus, which is included in the consolidated financial statements as of September 30, 2014.

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

Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.

As noted above, on May 30, 2014, the Company completed the acquisition of Ingeus. The Company is currently integrating Ingeus into its control environment. In executing this integration, the Company is analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Ingeus business, which is expected to be completed in fiscal year 2015. The Company has adopted controls surrounding the purchase accounting and consolidation of Ingeus.

Except for the foregoing, there were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the quarter ended September 30, 2014.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and quarterly report on Form 10-Q for the quarter ended June 30, 2014, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K for the year ended December 31, 2013 and Form 10-Q for the quarter ended June 30, 2014, have not materially changed other than the additional risk factors set forth below. These changes should be read in conjunction with the risk factors included in our Form 10-K for the year ended December 31, 2013 and our Form 10-Q for the quarter ended June 30, 2014. The risks described in these reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be unable to integrate Matrix into our businesses successfully and realize the anticipated benefits of the acquisition of Matrix.

We will be required to devote significant management attention and resources to integrating Matrix with our business practices, culture and operations. Potential difficulties we may encounter as part of the integration process include the following:

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

Accordingly, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.

We do not have experience operating in the home health assessment program market and we cannot assure you that our past experience will be sufficient to successfully operate and manage Matrix’s business.

Matrix provides health risk assessment (the “HRA”) programs designed to capture actionable, real-time patient data in the home for purposes of care optimization, payment integrity, compliance and member retention for government sponsored health plans and risk bearing providers. Prior to the Matrix Acquisition, we did not operate in this market, and as a result we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of existing clients due to the perception that we are no longer focusing on our core business. Entry into this new market may also subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If we are unable to efficiently manage our expanded operations, our results of operations could be materially adversely affected.

Matrix’s business operates in a heavily regulated healthcare industry, and changes to the regulatory landscape could have a material adverse effect on results of operations and financial condition.

In addition to the regulatory risks discussed in our Annual Report on Form 10-K under “Risk Factors—Regulatory Risks,” Matrix’s industry is primarily regulated by federal and state healthcare laws and the requirements of participation and reimbursement of the MA Program established by Centers for Medicare & Medicaid Services (“CMS”). From time to time CMS considers changes to regulatory guidelines with respect to prospective HRAs. CMS could adopt new guidelines that may, for example, increase the costs associated with HRAs or limit the opportunities available to administer HRAs. If CMS or other regulatory bodies implement additional regulations on the HRA industry, this could have a material adverse effect on results of operations and financial condition of our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended September 30, 2014:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
July 1, 2014 to July 31, 2014	39,162	(1)	$41.44	-	243,900

Month 2:
August 1, 2014 to August 31, 2014	-		$-	-	243,900

Month 3:
September 1, 2014 to September 30, 2014	-		$-	-	243,900

Total	39,162		$41.44	-	243,900

(1)

The sellers of WCG surrendered 39,162 exchangeable shares of PSC of Canada Exchange Corp. to fulfill their obligation to the Company for the settlement of the dispute with British Colombia and the reimbursement of certain legal fees. These shares were converted to shares of the Company and transferred to treasury.

(2)

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of September 30, 2014, we have spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Dividends

Our existing debt agreement restricts the payment of dividends by the Company.

Item 6.     Exhibits.

Exhibit Number	Description

2.1(1)

Share Sale Agreement, dated as of March 31, 2014, by and among The Providence Service Corporation, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead and GK Ashmead Holdings Pty Limited (as trustee of the GK Ashmead Nominees Trust).

2.2(1)

Australian Share Sale Agreement Side Deed, dated as of March 31, 2014, by and among Providence, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead, GK Ashmead Holdings Pty Limited (as trustee of the GK Ashmead Nominees Trust), and Deloitte LLP.

2.3(4)

Agreement and Plan of Merger, dated as of September 17, 2014 by and among The Providence Service Corporation, Matrix Acquisition Co., CCHN Group Holdings, Inc. and the Holders' Representative named therein.

3.1(2)	Certificate of Elimination dated as of March 27, 2014.

4.1(2)	Amendment and Termination of Rights Agreement, dated as of March 27, 2014, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

10.1(3)

First Amendment to the Amended and Restated Credit and Guaranty Agreement and Consent, dated as of May 28, 2014, among The Providence Service Corporation, the Guarantors named therein, the New Subsidiaries named therein, Bank of America, N.A., the Lenders named therein and HSBC Bank USA, National Association.

10.2(3)	Executive Service Agreement, dated as of April 10, 2014, by and between Ingeus Europe Limited and Thérése Rein.

10.3(5)

Second Amendment, dated as of October 23, 2014, to the Amended and Restated Credit and Guaranty Agreement, dated as of August 3, 2012, as amended, by and among The Providence Service Corporation, the Guarantors stated therein, Bank of America, N.A., SunTrust Bank, Royal Bank of Canada, BMO Harris Bank, N.A., HSBC Bank USA, National Association, the other Lenders named therein, the New Lenders named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc., and RBC Capital Markets.

10.4(5)

14.0% Unsecured Subordinated Note, dated October 23, 2014, by and among The Providence Service Corporation Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., and Blackwell Partners, LLC.

10.5(5)

Standby Purchase Agreement, dated October 23, 2014, by and among The Providence Service Corporation Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., and Blackwell Partners, LLC.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2014.

(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014.

(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 7, 2014	By:	/s/ Warren S. Rustand
Warren S. Rustand Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Robert E. Wilson
Robert E. Wilson Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)

Share Sale Agreement, dated as of March 31, 2014, by and among The Providence Service Corporation, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead and GK Ashmead Holdings Pty Limited (as trustee of the GK Ashmead Nominees Trust).

2.2(1)

Australian Share Sale Agreement Side Deed, dated as of March 31, 2014, by and among Providence, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead, GK Ashmead Holdings Pty Limited (as trustee of the GK Ashmead Nominees Trust) and Deloitte LLP.

2.3(4)

Agreement and Plan of Merger, dated as of September 17, 2014 by and among The Providence Service Corporation, Matrix Acquisition Co., CCHN Group Holdings, Inc. and the Holders' Representative named therein.

3.1(2)	Certificate of Elimination dated as of March 27, 2014.

4.1(2)	Amendment and Termination of Rights Agreement, dated as of March 27, 2014, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

10.1(3)

First Amendment to the Amended and Restated Credit and Guaranty Agreement and Consent, dated as of May 28, 2014, among The Providence Service Corporation, the Guarantors named therein, the New Subsidiaries named therein, Bank of America, N.A., the Lenders named therein and HSBC Bank USA, National Association.

10.2(3)	Executive Service Agreement, dated as of April 10, 2014, by and between Ingeus Europe Limited and Thérése Rein.

10.3(5)

Second Amendment, dated as of October 23, 2014, to the Amended and Restated Credit and Guaranty Agreement, dated as of August 3, 2012, as amended, by and among The Providence Service Corporation, the Guarantors stated therein, Bank of America, N.A., SunTrust Bank, Royal Bank of Canada, BMO Harris Bank, N.A., HSBC Bank USA, National Association, the other Lenders named therein, the New Lenders named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc., and RBC Capital Markets.

10.4(5)

14.0% Unsecured Subordinated Note, dated October 23, 2014, by and among The Providence Service Corporation, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., and Blackwell Partners, LLC.

10.5(5)

Standby Purchase Agreement, dated October 23, 2014, by and among The Providence Service Corporation, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., and Blackwell Partners, LLC.

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2014.

(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014.

(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2014.