Form 10-K/A
period 2014-12-31
PROVIDENCE SERVICE CORP
filed 2015-04-30
CIK 1220754

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 24, 2015, there were outstanding 16,037,711 shares (excluding treasury shares of 1,029,294) of the registrant’s Common Stock, $0.001 par value per share, and 805,000 shares of the registrant’s Preferred Stock, $0.001 par value per share, which are the only classes of outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the Securities and Exchange Commission, or SEC, on March 16, 2015 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the last day of our fiscal year ended December 31, 2014.

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

Except as set forth in Part III below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “Providence,” “we,” “our,” and “us” refer to The Providence Service Corporation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the current directors as of April 24, 2015:

Name	Age	Class	Term Expires
Richard A. Kerley (1)(2)(3)	65	1	2016
Kristi L. Meints (1)(2)(3)	60	3	2015
Warren S. Rustand	72	2	2017
Christopher Shackelton (1)(2)(3)(4)	35	1	2016

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee
(4)	Chairman

There are no family relationships among the current directors or executive officers of the Company.

The following is a brief summary of the background of each director:

Richard A. Kerley has served as our director since May 2010 and chairperson of the Compensation Committee since March 2011. Mr. Kerley also serves on our Audit and Nominating and Governance Committees. Mr. Kerley served as the Senior Vice President and Chief Financial Officer and member of the board of directors of Peter Piper, Inc., a privately-held pizza and entertainment restaurant chain from November 2008 to December 2014. From July 2005 to October 2008, Mr. Kerley served as the Chief Financial Officer of Fender Musical Instruments Corporation. From June 1981 to July 2005, Mr. Kerley was an audit partner with Deloitte & Touche LLP. Prior to becoming a partner at Deloitte & Touche, Mr. Kerley served as an audit manager and staff accountant from August 1971 to June 1981. He received a bachelor of business administration degree in accounting from Marshall University in 1971.

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

Kristi L. Meints has served as our director and chairperson of the Audit Committee since August 2003. Ms. Meints also serves on our Compensation and Nominating and Governance Committees. From January 2005 to December 2009 when she retired, and from August 1999 until September 2003, Ms. Meints served as Vice President and Chief Financial Officer of Chicago Systems Group, Inc. (now known as CSG Government Solutions, Inc.), a technology consulting firm based in Chicago, Illinois. Prior to joining Chicago Systems Group, Inc., Ms. Meints served as a Chief Financial Officer of Peter Rabbit Farms, a vegetable farming business in Southern California. From January 1998 until August 1999, she was an independent financial consultant serving as Chief Financial Officer for Cordon Corporation, a start-up services company. Ms. Meints was group finance director for Avery Dennison Corporation, a New York Stock Exchange listed company that is a multi-national manufacturer of consumer and industrial products, from March 1996 until December 1997. From February 1977 until June 1995, she held a variety of financial positions at SmithKline Beecham Corporation, including as director of finance, worldwide manufacturing animal health products; and as manager of accounting and budgets for Norden Laboratories, Inc., one of its wholly owned subsidiaries. She received a bachelor’s degree in accounting from Wayne State College in 1975 and a master’s degree in business administration from the University of Nebraska in 1984.

Ms. Meints’ strong financial and operational background, including her experience as Chief Financial Officer of Chicago Systems Group, Inc. and Peter Rabbit Farms and senior finance positions at Avery Dennison Corporation and SmithKline Beecham Corporation, provides financial expertise to the Board, including an understanding of financial statements, budgeting, operational and corporate finance and accounting.

Warren S. Rustand has served as our Chief Executive Officer since May 2013 and as our director since May 2005. He served as our lead director from January 2007 to November 2012. On November 19, 2012, Mr. Rustand was appointed by the Board to serve as Interim Chief Executive Officer. As part of the changes in management and Board composition, Mr. Rustand stepped down as Lead Director on that day. Since January 2004, Mr. Rustand has served as managing director of SC Capital Partners LLC, an investment banking group which includes: corporate advisory services, a private equity fund, capital sourcing, with a focus on the microcap market. Since January 2001, he has served as the Chief Executive Officer of Summit Capital Consulting, a firm which specializes in the development of small to midsize companies by sourcing, and structuring financial, and human capital resources for the organization. Mr. Rustand was chairman and Chief Executive Officer of Rural/Metro Corporation, an emergency healthcare company, from 1993 to 1998. In addition, in 1973, he was selected as a White House Fellow. During his fellowship, he served in various positions such as special assistant to the Secretary of Commerce and special assistant to the Vice President. In addition, from 1974 to 1976, he served as the Appointments Secretary to the President. During the past five years, Mr. Rustand has held directorships at WPO Foundation, L3, and TLC Vision Corporation. He received his bachelor’s degree and master’s degree from the University of Arizona in 1965 and 1972, respectively.

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

Christopher S. Shackelton was appointed Chairman in November 2012, and has served as a director and member of the Audit, Compensation and Nominating and Governance Committees since July 2012. Mr. Shackelton is a Managing Partner at Coliseum Capital Management, LLC, an investment firm which he co-founded in January 2006. Previously, Mr. Shackelton worked at Watershed Asset Management and Morgan Stanley & Co. Mr. Shackelton also serves on the boards of LHC Group Inc., a nursing care company, BioScrip Inc., an infusion services company and Advanced Emissions Solutions Inc., a clean energy technology company. Mr. Shackelton was previously Chairman of Rural/Metro Corp, an emergency ambulance company, and served on the board of Interstate Hotels Inc., a global hotel management company. Mr. Shackelton is actively involved in multiple charitable organizations, including as Chairman of The Connecticut Open. Mr. Shackelton received a bachelor’s degree in Economics from Yale College in 2001.

Mr. Shackelton’s experience creating shareholder value for a wide range of companies provides the Board with valuable business leadership and strategic focus. Mr. Shackelton brings financial, investing and accounting experience from other public company boards on which he led mergers and acquisitions, financings, restructurings and other initiatives. Furthermore, Mr. Shackelton’s in-depth knowledge of the healthcare industry is particularly beneficial to the Board.

The following is a brief summary of the background of each executive officer who is not a director as of April 24, 2015:

Walt Cooper, 51, has served as the Chief Executive Officer of Community Care Health Network, Inc. (d/b/a Matrix Medical Network) (“Matrix”), since our acquisition of Matrix in October 2014. Before his appointment as Chief Executive Officer, Mr. Cooper served as Chief Operating Officer and as Senior Vice President of Strategy and Corporate Development for Matrix since December 2013. Before joining Matrix, Mr. Cooper had served as Chief Administrative Officer, Chief Marketing Officer and President of Specialty Business of WellCare Health Plans.

Michael Fidgeon, 49, was appointed to serve as Chief Executive Officer of our Human Services segment in January 2015. Prior to this appointment, he served as Chief Operating Officer of our Human Services segment since January 2013, and was designated an executive officer by the Board of Directors in March 2014. Mr. Fidgeon began his career with the Company in 1997 after the Company acquired Family Preservation Services. Mr. Fidgeon was the first Eastern Division employee hired by the Company with a vision of developing services from Florida to Maine, and has served as Virginia State Director and Chief Operating Officer and President of the East Region prior to being appointed the Chief Operating Officer of our Human Services segment. Prior to his employment at the Company, Mr. Fidgeon worked in human services for multiple organizations. Mr. Fidgeon received a bachelor’s degree in psychology from Duke University.

Michael-Bryant Hicks, 40, was appointed to serve as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer on January 6, 2014. Mr. Hicks has significant corporate and regulatory experience in the healthcare industry. He was an Assistant General Counsel in the law department of DaVita HealthCare Partners Inc. (“DaVita”) in Denver, Colorado. Prior to DaVita, Mr. Hicks was Associate General Counsel for Beckman Coulter Inc., a biomedical laboratory instrument company, where he managed the legal function for the company's Asia and Latin America operations and provided legal counsel for domestic mergers and acquisitions and regulatory matters. Mr. Hicks began his career working as a corporate lawyer for two large law firms, Vinson and Elkins and Mayer Brown, Rowe & Maw. Additionally, Mr. Hicks received his law degree from Yale Law School and his bachelor's degree from the University of North Carolina at Chapel Hill.

James Lindstrom, 42, was appointed to serve as our Executive Vice President and Chief Financial Officer, effective as of January 26, 2015. Before his appointment, Mr. Lindstrom served as Chairman of the Board, President and Chief Executive Officer of Integrated Electrical Services, Inc., or IES, a provider of industrial products and infrastructure services. He had also served as President and CEO of IES since October 2011 and previously served as Interim President and Chief Executive Officer of IES since June 2011, and as a member of the Board of Directors of IES since May 2010 and Chairman of the Board since February 2011. Over a 20 year-career, Mr. Lindstrom has led or invested in major turnarounds and companies experiencing strategic transformations in a variety of industries, including the financial services, energy, business services and manufacturing industries. Prior to joining IES, Mr. Lindstrom was employed by Tontine Associates, LLC, a private investment fund and an affiliate of IES's majority stockholder, from 2006 until October 2011. From 2003 to 2006, Mr. Lindstrom was Chief Financial Officer of Centrue Financial Corporation, a regional financial services company and had prior experience in private equity, investment banking and operations and has served on multiple private and public boards of directors. He received his BA from Colby College and his MBA from the Tuck School of Business at Dartmouth.

Jeff Perry, 59, has served as our Chief Information Officer since February 2013. Prior to joining Providence, Mr. Perry was a principal with JDP Consulting, an information technology consulting firm, from October 2012 to February 2013. Prior to that, Mr. Perry served as the Chief Information Officer of Rural/Metro Corporation, an emergency services provider, from July 2007 to October 2012.

Jack Sawyer, 37, has served as Chief Executive Officer and Director of Ingeus UK Limited (“Ingeus”) since January 2015. Prior to his appointment, he served as Chief Operating Officer of Ingeus UK since November 2012, and as Regional Director with Ingeus UK since September 2009. Mr. Sawyer serves as a director for multiple private companies, including Ingeus Training Limited.

Herman M. Schwarz, 52, was appointed to serve as Chief Executive Officer of our non-emergency transportation management services business (comprising Charter LCI Corporation, including its subsidiaries (collectively “LogistiCare”)) on May 20, 2009. Mr. Schwarz has nearly 25 years of experience and proven skills in strategy development, operations management, financial management, mergers and acquisitions activity, and sales and marketing leadership. From January 2007 to May 2009, Mr. Schwarz served as Chief Operating Officer of LogistiCare responsible for its day-to-day operations including call center operations, client relationships, subcontractor management, service delivery and quality assurance. Mr. Schwarz currently serves as a director for Redflex Holdings Limited, a publicly traded, Australia-based provider of vehicle monitoring and enforcement services for government, police and traffic departments globally. Mr. Schwarz also serves on the Advisory Board for the Southeastern Division of the National Kidney Foundation. Mr. Schwarz received a master’s degree in business administration from the Wharton School of Business at the University of Pennsylvania and a bachelor’s degree in commerce from the University of Virginia.

Justina Uzzell, 36, was appointed to serve as Senior Vice President and Chief People Officer, effective March 9, 2014. Ms. Uzzell’s prior experience was at Banner Health where she spent almost 15 years providing various levels of human resources leadership, including her most recent position as Chief Human Resource Officer. Prior to that, Ms. Uzzell was accountable for all of the human resources functions and business operations at two of Banner Health’s hospitals. Ms. Uzzell holds a B.B.A. in business management from the University of Phoenix and her MBA from Grand Canyon University. She is a member of the American College of Healthcare Executives, Society of Human Resource Management and American Society for Healthcare Human Resources Association. She holds the credential of Senior Human Resources Professional (SPHR) from The Society of Human Resources.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Providence. Executive officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish Providence with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and greater than ten percent (10%) beneficial stockholders of Providence complied with applicable Section 16(a) requirements during the year ended December 31, 2014 other than Michael Fidgeon and Justina Uzzell, who each reported an acquisition of stock options late on a Form 4, and Jeff Perry, who reported a forfeiture of unvested restricted stock and a surrender of shares in order to pay tax liabilities late on a Form 4.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controllers and persons performing similar functions. Copies of our code of ethics are available on our website at www.provcorp.com and without charge upon written request directed to Ann Mullen, Ethics Program Manager, at The Providence Service Corporation, 64 East Broadway Blvd., Tucson, AZ, 85701.

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

This Compensation Discussion and Analysis section, or CD&A, is designed to provide our stockholders with an explanation of our executive compensation philosophy and objectives, our 2014 executive compensation program and the compensation paid by the Company to the following named executive officers in 2014, referred to throughout this Form 10-K/A as our Named Executive Officers;

•	Warren S. Rustand, Chief Executive Officer

•	Robert E. Wilson, Former Executive Vice President and Chief Financial Officer

•	Michael Fidgeon, Former Chief Operating Officer and current Chief Executive Officer of our Human Services segment

•	Michael-Bryant Hicks, Senior Vice President and General Counsel

•	Herman M. Schwarz, Chief Executive Officer of LogistiCare Solutions, LLC

Mr. Wilson served as Chief Financial Officer through the end of our 2014 fiscal year. Mr. Wilson stepped down from his position effective January 14, 2015, as more fully discussed below.

Mr. Fidgeon was appointed to serve as Chief Operating Officer of our Human Services segment in January 2013, and was designated an executive officer by the Board of Directors in March 2014. In January 2015, Mr. Fidgeon was appointed to serve as Chief Executive Officer of our Human Services segment.

The Compensation Committee evaluates and approves compensation for our officers. As part of its responsibilities, the Compensation Committee approves and administers their cash compensation, equity compensation and supplementary benefits, as well as our retirement compensation programs. In deciding to continue with our existing executive compensation practices, the Compensation Committee has considered that the holders of over 99% of the votes cast at our 2014 annual meeting of stockholders on an advisory basis approved the compensation of our Named Executive Officers as disclosed in the proxy statement for that annual meeting.

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

Our Compensation Committee continually reviews the compensation programs for our executive officers to ensure they achieve the desired goals of aligning our executive compensation structure with our stockholders’ interests and current market practices. As a result of its review process and in keeping with the Compensation Committee’s endeavor to more closely align our executive compensation structure with our stockholders’ interests and current market practices, the Compensation Committee implemented a policy, applicable beginning in 2012, that requires at least half of the equity-based compensation (based on the number of shares to be awarded annually) awarded to our executive officers to be performance based and measured over a multi-year performance period. Of the equity awards made in March 2014 under the Equity-Based Program for 2014 described below, performance-based restricted stock units represented approximately eighty percent (80%) of the total number of equity awards granted to our executive officers, while time-vested restricted stock only represented twenty percent (20%). Mr. Fidgeon was appointed as an executive officer after the March 2014 grant, and therefore did not participate in the Equity-Based Program for 2014. Additional discretionary stock option awards were made to Mr. Rustand, in recognition of his efforts in completing certain acquisitions, and Mr. Fidgeon, in recognition of his performance, in 2014. These options are subject to time-based vesting (which we believe is appropriate, as these options were awarded as compensation for extraordinary performance during 2014), and are supplemental to the Equity-Based Program for 2014.

In 2014, our revenue increased to $1.5 billion, including revenue contributed by acquired businesses, or $1.3 billion excluding those revenues, from $1.1 billion in 2013. EBITDA (earnings before interest, taxes, depreciation and amortization) increased to $71.9 million in 2014 from $53.0 million in 2013. Our 2014 and 2013 financial performance and successful acquisition activities were determining factors in the compensation decisions and outcomes for fiscal year 2014.

•

EBITDA is the key financial performance metric we use for annual cash incentive awards. Performance with respect to this metric exceeded our budgeted target for 2014, and as a result, the annual cash incentives based on this metric were awarded to our executive officers for 2014.

•

EBITDA, diluted earnings per share and return on equity are the key financial performance metrics for equity-based awards. In determining the amount and type of equity-based awards to grant to each of our executive officers in 2014, the Compensation Committee considered, among other things, our financial performance as measured by these metrics for 2014 as well as individual performance against established goals. The Compensation Committee allocated more than half of the equity-based compensation granted to the executive officers in 2014 under the Equity-Based Program for 2014 to performance based restricted stock units. These restricted stock units, if earned based on the Company’s achievement of return on equity targets over a three year period established by the Compensation Committee discussed more fully below, will be settled in shares of the Company’s common stock.

Our compensation program is designed to create a collegial atmosphere that encourages executives to cooperate toward the achievement of short-term and long-term goals that benefit us and stockholders, while at the same time rewarding each executive’s individual contribution to our success. To achieve this objective, the Compensation Committee has established a compensation package consisting of base salary, short-term incentive compensation in the form of an annual cash bonus, and long-term incentive compensation in the form of equity, including both performance based awards that may be settled in stock or cash and time based awards, as determined from time to time.

The discussion and analysis that follows includes sections related to:

•	our compensation philosophy;

•	the forms of compensation paid during 2014 to each of our Named Executive Officers;

•	the Compensation Committee’s process for determining Named Executive Officer compensation; and

•	certain determinations made by our Compensation Committee with respect to the various components of our Named Executive Officers’ compensation.

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

We believe it is appropriate that the Named Executive Officers’ overall compensation package be competitive with the level of compensation provided by peer companies with comparable executives. To achieve this objective, in prior years we established target salaries and incentive opportunities at competitive levels to our peers based on the best available market data for a peer group of companies, while establishing compensation opportunities for exceptional business performance at higher levels to motivate, reward and retain performers who significantly exceed our company and individual goals. From time to time we intend to reevaluate our peer company comparisons and in select years intend to refresh our peer company competitive compensation analysis. Additional factors the Compensation Committee takes into consideration in determining an executive’s compensation level include role, tenure, experience, skills and individual performance.

Forms of Compensation Paid to Named Executive Officers

We provide our Named Executive Officers with some or all of the following forms of compensation:

•

Base salaries. Base salaries are an important element of compensation and are used to provide a fixed amount of cash compensation during the fiscal year to Named Executive Officers under the agreements between us and the Named Executive Officers (including offer letters), which we refer to as our “employment agreements,” as direct compensation for their regular services to us. These employment agreements are discussed further in this proxy statement. Base salary increases are used to reward superior individual job performance of each Named Executive Officer on a day-to-day basis during the year and to encourage them to continue to perform at their highest levels. The base salaries of our executives are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities.

Base salaries take into consideration the Compensation Committee’s evaluation of the individual’s performance and level of pay compared to pay levels for similar positions within our market. Increases in base salaries are partially based upon individual performance after taking into account the amount we have budgeted for the year for potential merit increases in executive base salaries. They recognize the overall skills, experience and tenure in position of each Named Executive Officer and their responsibilities within, and expected contributions to, our company.

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

•

Discretionary Cash Bonuses. In addition to performance-based incentive bonuses earned under our Annual Incentive Plan, the Compensation Committee may also award discretionary cash bonuses to all or certain of the Named Executive Officers based on their individual performance and our overall performance, special or unusual circumstances or for motivation or retention reasons. Other than the discretionary cash bonus paid to Mr. Fidgeon (due to the fact that he did not participate in the Annual Incentive Plan, as described below), no discretionary cash bonuses were awarded to the Named Executive Officers for 2014.

•

Equity Grants under our Annual Equity-Based Compensation Program. Annual compensation may be awarded to our Named Executive Officers in the form of equity-based awards including time-vested restricted stock and performance-based restricted stock units settled in cash or stock that are measured based on our achievement of pre-defined performance criteria established by the Compensation Committee at the beginning of each fiscal year. Each year we use equity grants under our 2006 Long-Term Incentive Plan, or the 2006 Plan, to align our Named Executive Officers interest with our long-term financial performance targets and strategic objectives, as well as the interests of our stockholders. Our Compensation Committee has adopted an equity-based compensation program that recognizes the Named Executive Officers for their contributions to our overall corporate performance and provides a financial incentive to them to achieve our long-term goals. These awards can take the form of stock option grants, restricted stock awards and performance restricted stock units settled in cash or stock.

•

Discretionary grants of equity compensation. In addition to equity grants under our Equity-Based Program, the Compensation Committee may also determine, on a case-by-case basis, when additional equity grants to Named Executive Officers are warranted due to individual or our overall performance, special or unusual circumstances or for retention reasons. These awards are also made under our 2006 Plan. For 2014, discretionary stock option awards were made to Mr. Rustand, in recognition of his efforts in completing certain acquisitions, and Mr. Fidgeon, who did not participate in the annual equity-based compensation program for 2014, in recognition of his 2014 performance.

•

Post-termination compensation. We offer our employees, including our Named Executive Officers, the opportunity to participate in our ERISA-qualified 401(k) Plan. All Named Executive Officers are eligible to participate in this 401(k) Plan and receive a Company match, subject to plan requirements and contribution limits established by the Internal Revenue Service, or IRS. In addition, to further advance our interests and our stockholder’s interests by enhancing our ability to attract and retain certain management, key employees and independent contractors who are in a position to make contributions to our success, we have adopted both a non-qualified deferred compensation plan, or Deferred Compensation Plan, in which our Named Executive Officers, other than Mr. Schwarz, may participate and a deferred compensation Rabbi Trust Plan, in which Mr. Schwarz is entitled to participate. Participants in these plans, each of which is intended to comply with the provisions of Section 409A of the Internal Revenue Code, may defer portions of their compensation in order to provide for future retirement and other benefits. Additionally, pursuant to our employment agreements with our Named Executive Officers, each Named Executive Officer is entitled to certain cash payments upon termination of their employment for certain reasons and upon termination of employment in connection with a change in control. Our Named Executive Officers are also entitled to the acceleration of certain of their equity awards upon a change in control.

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

Executive Compensation Review Process

Competitive Positioning. In line with our compensation philosophy, the compensation program for our Named Executive Officers that was set by our Compensation Committee for 2014 was comprised of a mix of base salary, annual cash bonuses and long-term incentive compensation in the form of equity-based awards, as well as group medical and other benefits, participation in our Deferred Compensation Plan or Rabbi Trust Plan, as applicable, and 401(k) Plan and/or limited perquisites.

In determining the base salary, targeted cash bonus under our Annual Incentive Plan and equity awards under our Equity-Based Program, referred to as “total targeted compensation,” for each of our Named Executive Officers for 2014, the Compensation Committee considered the market landscape and concluded that the previous years’ compensation structure was appropriate, based on the Company’s and the market’s performance and the fact that holders of over 99% of the votes cast at our 2014 annual meeting of stockholders on an advisory basis approved the compensation of our Named Executive Officers as disclosed in the proxy statement for that annual meeting. As a result, the Compensation Committee considered our financial performance and the compensation structure that was put into place in 2013 with certain adjustments when determining the compensation structure for 2014, and did not consider a specified peer group or perform a competitive compensation benchmarking analysis. The Compensation Committee also considered recommendations made by our Chief Executive Officer with respect to the other Named Executive Officers, and various other factors specific to the individual executive and then used its discretion to set compensation for individual executive officers, including our Chief Executive Officer, at levels warranted, in its judgment, by external, internal and/or individual circumstances. While in the past the Compensation Committee has used a compensation consultant and has considered a specified peer group when making determinations relating to compensation, and intends to do so again in the future, it did not take such considerations into account in 2014.

Based on the foregoing, the Compensation Committee believes the total compensation provided to each Named Executive Officer was a reasonable competitive response to the growing employment opportunities for our executives within our industry and as a means to further align our executives’ interest with our stockholders’ interests.

Factors Considered and Reviewed. In performing its duties, the Compensation Committee took into account several factors in determining the actual compensation of our Named Executive Officers for 2014, including the financial performance of the Company weighed against the external and internal nature of the factors contributing to those results, the executive officer’s individual job performance, responsibilities, experience and long-term potential. In addition, the Compensation Committee also considered relative individual tenure in position and relative internal equity among the Named Executive Officers. Ultimately, the Compensation Committee members took into account all of these factors and data and applied their own professional judgment in determining their recommendations and decisions on the total target compensation, the design of the annual incentive and long-term incentive awards and internal equity for the Named Executive Officers for 2014.

Each of the components of our Named Executive Officers’ total targeted compensation serves to meet one or more of our compensation objectives and each element of compensation is determined within the parameters established by the Compensation Committee. As a result of the foregoing consideration and review, the Compensation Committee determined that no increase in total targeted compensation would be necessary for our Named Executive Officers for 2014.

 The Compensation Committee takes into account the estimated accounting (pro forma expense) and the tax impact of all material changes to the executive compensation program and discusses such matters periodically during the year.

Determinations Made Regarding Executive Compensation for 2014

Base Salary. For 2014, the Compensation Committee reviewed the base salary amounts for each executive to ensure that they continued to be competitive and provide appropriate compensation for regular service to the Company. In determining the base salary amounts for 2014 for each executive officer, the Compensation Committee also considered the internal comparisons of pay within the executive group as well as each of the executive’s individual job performance and the financial performance of the Company in 2013. The base salaries for Messrs. Rustand, Wilson, and Schwarz for 2014 remained the same as those fixed by the Compensation Committee for 2013 at $590,000, $400,000 and $432,000 respectively. Mr. Fidgeon’s 2014 salary, as Chief Operating Officer of our Human Services segment was $306,000, as a result of negotiations that took place prior to Mr. Fidgeon’s appointment as Chief Operating Officer of our Human Services in 2013. The base salary for Mr. Hicks was set at $350,000 as a result of negotiations with him upon his hiring by the Company.

Annual Incentive Cash Compensation. For 2014, Messrs. Rustand, Hicks and Schwarz were granted an opportunity to earn an annual performance-based, cash bonus based upon pre-established performance targets set by the Committee, pursuant to the Annual Incentive Plan. For 2014, individual awards were based on corporate performance measures. The Committee reviews corporate financial performance and determines award amounts after the completion of the 2014 fiscal year. The Committee may, in its discretion, adjust performance measures based on unusual or non-recurring occurrences.

The Committee chose to tie these executive officers’ eligibility to earn cash bonuses to our corporate financial performance as a whole under the Annual Incentive Plan. The Committee approved the use of budgeted earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of determining award amounts for 2014, with payouts based on a percentage of each executive’s base salary. Payment of any cash bonus under the Annual Incentive Plan was paid only to the extent the EBITDA target was attained after expensing the actual bonus amounts (including the additional bonus opportunity). The amount of the potential incentive cash bonus that may have been earned by each of Messrs. Rustand, Hicks and Schwarz was targeted at seventy-five percent (75%) of their respective base salaries.

Messrs. Rustand, Hicks and Schwarz were also entitled to earn an additional bonus of up to twenty-five percent (25%) of their respective base salaries through sharing between them twenty percent (20%) of the amount, if any, by which EBITDA of the Company exceeded the EBITDA target, after expensing the actual bonus amounts (including the additional bonus opportunity). Twenty percent (20%) of any such excess would be distributed pro-rata among Messrs. Rustand, Hicks and Schwarz, subject to a cap of twenty-five percent (25%) of each such individual’s base salary.

Mr. Wilson was eligible to receive incentive cash compensation for 2014 under his employment agreement equaling fifty percent (50%) of his base salary if the Company achieved its 2014 budgeted EBITDA.

Mr. Fidgeon did not participate in the Annual Incentive Plan for 2014.

With respect to the financial performance portion of the Annual Incentive Plan, the Compensation Committee approved the use of an EBITDA related measure for purposes of determining award amounts for 2014 with the payout percentages discussed above. Budgeted EBITDA of $62.3 million for 2014 was established by the Compensation Committee as the Target level for purposes of the Annual Incentive Plan and Mr. Wilson’s incentive compensation.

The budgeted EBITDA for 2014 was determined by executive management and approved by the Board. Performance below the Target level would have resulted in no incentive cash compensation on the determination date under the financial performance based incentive. Payment of any cash bonus under the financial performance based incentive is paid only to the extent the EBITDA targets are attained after expensing all compensation. For 2014, our actual EBITDA exceeded our budgeted EBITDA by an amount sufficient to achieve the maximum annual incentive payment, which was paid to the participating Named Executive Officers.

The Compensation Committee believes the Annual Incentive Plan provides a reasonable incentive to our executives to achieve and exceed strategic objectives and financial performance targets established by the Board and that it further aligns the interests of our participating Named Executive Officers with our and our stockholders’ interests and enhances stockholder value.

Equity-Based Compensation.

Annual Equity-Based Compensation Program. In determining the amount of equity-based compensation to award each executive officer, the Compensation Committee considers the prior year’s financial performance, our stock price performance during the period and each executive officer’s annual compensation relative to the Company’s compensation goals.

Under the Equity-Based Program for 2014, each of the Named Executive Officers (except for Messrs. Wilson and Fidgeon) received equity-based awards under the 2006 Plan equal in value to approximately $678,500, $309,822 and $496,800 for Messrs. Rustand, Hicks and Schwarz, respectively. The equity-based awards consisted of time-vested restricted stock and performance-based restricted stock units (to be settled in common stock), or PRSUs, as set forth in the table below.

Executive	Restricted Stock	PRSUs
Rustand	4,703	18,814
Hicks	2,147	8,591
Schwarz	3,444	13,776
Total	10,294	41,181

Of the total number of shares granted to these Named Executive Officers under the Equity-Based Program for 2014, restricted stock and performance restricted stock units represented a mix of twenty percent (20%) and eighty percent (80%), respectively. The restricted stock awards will vest in three equal annual installments on the first, second and third anniversaries of the date of grant, provided that the recipient is employed by us on each vesting date.

Vesting of the performance-based restricted stock units, or PRSUs, is subject to performance-based conditions, as described below. Each vested PRSU will be settled through the issuance of a share of our company’s common stock. Vesting criteria for PRSU awards require employment with our company throughout the performance period through and including December 31, 2016 as well as achievement of the performance goal.

The number of PRSUs that vest and are settled in stock will be dependent on the achievement of return on equity (determined by the quotient resulting from dividing our audited consolidated net income for the performance period by our average stockholders’ equity), or ROE, targets established by the Committee for the performance period described below. The Committee has established threshold and target levels of ROE for the cumulative ROE achieved by our company for the period beginning January 1, 2014 and ending December 31, 2016. Stock represented by the PRSUs, if earned, will be issued on or between March 1, 2017 and March 15, 2017. The Committee will certify in writing the ROE level achieved for the performance period on March 1, 2017 or as soon thereafter as the Committee is provided with our audited financials, but in no event later than March 15, 2017 (such date referred to as the Settlement Date). In addition, such certification will occur immediately prior to the settlement.

The number of PRSUs corresponding to the ROE level achieved, if any, will be settled by issuing an equal number of shares of our common stock to each of the participating Named Executive Officers on the Settlement Date. The following are the payout percentages for the ROE target levels set by the Compensation Committee.

•	33% of each tranche of the PRSUs will be awarded if we achieve an ROE equal to or greater than 12% but less than 15%, or Threshold, for the respective performance period; and,

•	100% of each tranche of the PRSUs will be awarded if we achieve an ROE equal to or greater than 15%, or Target, for the respective performance period.

In addition, in the event of a change in control (as defined in the 2006 Plan) of our company during any performance period, the PRSUs will be deemed earned by each executive and settled in cash at the Target level established by the Committee and paid to the executive within the number of days set forth in the Form of Performance Restricted Stock Unit Agreement.

A significant portion of equity-based compensation for 2014 was awarded to the Named Executive Officers based on our financial performance for 2013, measured in terms of EBITDA, return on equity and total stockholder return on an absolute basis. The Compensation Committee also considered the longer term retention and incentive benefits provided by the restricted stock and PRSUs in determining the amount of equity-based compensation to award in 2014.

Discretionary Equity-Based Compensation. On September 11, 2014 the Compensation Committee awarded 200,000 stock options to purchase common stock to Mr. Rustand under the 2006 Plan with a strike price of $43.81, one third of which was immediately vested upon grant. The remaining options will vest in equal portions on June 30, 2015 and 2016. This discretionary award was made to recognize his efforts relating to the Company’s acquisitions of Ingeus and Matrix during 2014.

On December 15, 2014, the Compensation Committee awarded 10,000 stock options to Mr. Fidgeon, who did not participate in the annual equity-based compensation program for 2014, in recognition of his 2014 performance. These options vest on December 31, 2017 and expire on the later of the thirtieth open-window trading day following the vesting date and March 31, 2018.

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

In addition to the annual grants of PRSUs and restricted stock that typically are made in the first six months of each year to the Named Executive Officers (and other executive officers throughout the year), such equity awards may be granted at other times during the year to new hires and employees receiving a promotion and in other special circumstances. Our policy is that only the Compensation Committee may make such grants to persons subject to the reporting requirements of Section 16 under the Exchange Act, or Section 16 Officers.

Post-Retirement Compensation.

401(k) Plans. All Named Executive Officers are eligible to participate in our 401(k) Plan and to receive a company match, subject to plan requirements and contribution limits established by the IRS. Named Executive Officers receive matching contributions under our 401(k) Plan equal to ten percent (10%) of participant elective contributions up to a maximum amount of $400. At the end of each plan year, we also may make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year. In 2014, we contributed $400 on behalf of each of Messrs. Fidgeon, Hicks and Schwarz. In 2014, Messrs. Rustand and Wilson elected not to participate in our 401(k) plan.

Deferred Compensation. All of our Named Executive Officers, other than Mr. Schwarz, are eligible to participate in our Deferred Compensation Plan, which was put in place to compensate for the inability of certain of our highly compensated employees to take full advantage of our 401(k) plan. Participants in this plan may defer up to one hundred percent (100%) of their base salary, service and performance based bonuses in order to provide for future retirement and other benefits. In addition, pursuant to the terms of the Deferred Compensation Plan, we may make discretionary credits to participants’ deferred compensation accounts. Participants are fully vested immediately in all amounts deferred by them and any discretionary credits made by us to their deferred compensation account. We may make additional other credits to the participant’s deferred compensation account for which the vesting will be determined at the time of grant. Participants may select from several fund choices and their deferred compensation account increases or decreases in value in accordance with the performance of the funds selected. A participant may receive a distribution from the plan upon a qualifying distribution event such as separation from service, disability, death, change in control or an unforeseeable emergency, all as defined in the plan. Distributions from the Deferred Compensation Plan are made in cash upon a qualifying distribution event. Distributions from the Deferred Compensation Plan may, as determined by the participant at the time permitted under the Deferred Compensation Plan, be made in a lump sum, annual installments or a combination of both. The Deferred Compensation Plan is intended to be an unfunded plan administered and maintained by us primarily for the purpose of providing deferred compensation benefits to participants.

As of December 31, 2014, none of our Named Executive Officers has elected to participate in our Deferred Compensation Plan.

Under the Rabbi Trust Plan, which was established for highly compensated employees of our NET Services operating segment, participants may defer up to ten percent (10%) of their base salary and all or a portion of their annual bonus. The amount of compensation to be deferred by each participant will be credited to the participant’s account and the value of the participant’s account will be determined in accordance with the Rabbi Trust Plan. The committee administering the Rabbi Trust Plan determines which investment alternatives are available under the Rabbi Trust Plan. If the committee designates more than one investment alternative to measure the value of each account, a participant is required to select one or more investment alternatives to calculate the adjustments to be credited or debited to his or her account. A participant may receive a distribution from the plan upon the occurrence of certain distribution events such as disability, death, retirement or termination of employment, all as defined in the Rabbi Trust Plan. Payment of distribution, other than in connection with death or termination of employment prior to retirement, will be made in cash in either a lump sum or annually up to 10 years as selected by the participant. If a participant does not make an election, the distribution will be payable annually over three years. In the event of death prior to retirement or termination of employment, with or without cause, the distribution will be made in one lump sum payment. The Rabbi Trust Plan is unfunded and benefits are paid from our general assets under the Rabbi Trust Plan.

Mr. Schwarz is eligible to participate in our Rabbi Trust Plan, but as of December 31, 2014, he was not a participant in this plan.

Change in Control and Severance Arrangements and Severance Payments in 2014.

During 2014, we had employment agreements with each of our Named Executive Officers, other than Mr. Fidgeon. We entered into an employment agreement with Mr. Fidgeon as of January 5, 2015, and he is therefore not included in this discussion. The following discussion describes the change in control provisions and severance arrangements of the employment agreements with the Named Executive Officers in effect in 2014. Under these employment agreements, each Named Executive Officer is entitled to a severance payment upon the termination of his employment under certain circumstances and to a payment upon a change in control.

The employment agreements for Messrs. Rustand, Wilson and Schwarz in effect in 2014 provided for a severance benefit in the event the executive is terminated by us without “Cause” or, in the case of Mr. Schwarz, by the executive officer for “Good Reason” (each as defined in the executive’s employment agreement), or, again in the case of Mr. Schwarz, if the employment agreement is not extended or a new employment agreement is not entered into upon the expiration of the employment agreement. The severance benefit to which Mr. Rustand will be entitled is equal to his base salary that would have been paid from the date of termination through December 31, 2015, or, if greater, a payment of six months of base salary, and any bonus earned for the prior completed fiscal year, but not yet paid, and a pro-rata portion of any bonus earned for the then fiscal year through the date of termination. The severance benefit to which Mr. Wilson would have been entitled was equal to his base salary that would have been paid from the date of termination through December 2014, and a pro-rata portion of any bonus earned for the then fiscal year through the date of termination. In connection with the termination of his position with the Company in 2015, Mr. Wilson is no longer eligible for severance payments. The severance benefit to which Mr. Schwarz will be entitled following such termination is equal to one and one half times his base salary then in effect. Each executive would be entitled to the applicable severance payment, provided that prior to the date on which such benefit is paid the executive executed a general release in favor of us.

Certain payment provisions of these employment agreements are also triggered by a “Change in Control,” which is defined in the employment agreements, and an ensuing negative employment event. See “Potential Payments Upon Termination or a Change in Control – Change in Control Payments.”

In the case of a Change in Control, the amount payable to Mr. Hicks would be two-times his annual base salary, and the amount payable to Mr. Schwarz would be two times the average of his annual W-2 compensation from us for the most recent five taxable years ending before the date on which the Change in Control occurs.

If Mr. Rustand’s employment is terminated in connection with or following a change in control, Mr. Rustand will be entitled to (i) the greater of his base compensation through December 31, 2015, or fifty percent (50%) of the annualized amount if his base compensation and (ii) a pro-rata portion of his bonus, assuming the Company’s achievement of the specified performance milestones.

In September 2013, the Company entered into an employment agreement with Mr. Wilson, which included a change of control benefit of (i) the greater of his base compensation through December 31, 2014 or fifty percent (50%) of the annualized amount of his base compensation and (ii) a pro-rata portion of his bonus, assuming the Company’s achievement of specified EBITDA milestones. Mr. Wilson stepped down from his position, effective as of January 14, 2015, and in accordance with the Employment and Separation Agreement dated February 2, 2015, Mr. Wilson is no longer entitled to this change of control benefit.

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

Other Benefits and Perquisites.

During 2014, our Named Executive Officers received, to varying degrees, a limited amount of other benefits, including certain group life, health, medical and other non-cash benefits generally available to all salaried employees. In addition, we also pay for the premiums of certain health and dental benefits for their families and additional disability and life insurance premiums on their behalf, which are not available to all salaried employees. We also provide certain perquisites to our Named Executive Officers, primarily relating to travel. More detail on these benefits and perquisites may be found elsewhere in this Form 10-K/A’s “Executive Compensation” section, in the table footnotes under the heading “Summary Compensation Table.”

Compensation Decisions for Fiscal Year 2015

In March 2015, the Compensation Committee approved a pay for performance compensation plan applicable for fiscal year 2015 for Messrs. Rustand, Fidgeon, Hicks and Schwarz, which we refer to as the 2015 Executive Pay for Performance Compensation Plan, which has features designed to compensate the Company’s executives for financial performance focusing on return on equity, as well as actual performance compared to budgeted performance. The compensation (including base salary, incentive compensation and long-term incentive compensation) for James Lindstrom, our Executive Vice President and Chief Financial Officer, was established in his employment agreement and is set forth in an exhibit to Form 8-K filed by us with the Securities and Exchange Commission on January 21, 2015.

The base salaries of Mr. Rustand and Mr. Schwarz were established as $740,000 and $500,000, respectively, on December 15, 2014 as was set forth in the Form 8-K filed by us with the Securities and Exchange Commission on January 16, 2015. The annual base salary for Mr. Fidgeon was set at $360,000. The base salary for Mr. Hicks was not changed.

Each of Messrs. Rustand, Fidgeon, Hicks and Schwarz will be granted an opportunity to earn an incentive, or performance-based, cash bonus based upon performance under the annual incentive plan established by the Committee, or Annual Incentive Plan, as one of the components of total targeted compensation for our executive officers under the 2015 Executive Pay for Performance Compensation Plan. For fiscal year 2015, individual awards will be based on corporate performance measures. The Committee reviews corporate financial performance and determines award amounts after the completion of each fiscal year. The Committee may, in its discretion, adjust performance measures based on unusual or non-recurring occurrences.

The Committee chose to tie the executive officers’ eligibility to earn cash bonuses to our corporate financial performance as a whole under the Annual Incentive Plan. The Committee approved the use of an EBITDA target as the measure to determine award amounts for 2015, with payouts based on a percentage of each executive’s base salary. Payment of any cash bonus under the Annual Incentive Plan is paid only to the extent the EBITDA target is attained after expensing the actual bonus amounts (including the additional bonus opportunity). The amount of the potential incentive cash bonus that may be earned by Mr. Rustand is targeted at one hundred percent (100%) of his base salary, the amount of the potential incentive cash bonus that may be earned by each of Messrs. Lindstrom, Hicks and Schwarz is targeted at seventy-five percent (75%) of their respective base salaries and the amount of the potential incentive cash bonus that may be earned by Mr. Fidgeon is targeted at fifty percent (50%) of his base salary. Messrs. Rustand, Lindstrom, Fidgeon, Hicks and Schwarz are also entitled to earn an additional bonus of up to twenty-five percent (25%) of their respective base salaries through sharing with other eligible executive officers twenty percent (20%) of the amount, if any, by which EBITDA, plus any acquisition costs incurred during 2015, of the Company exceeds the EBITDA target, after expensing the actual bonus amounts (including the additional bonus opportunity). Twenty percent (20%) of any such excess will be distributed pro-rata among the eligible executive officers, which includes Messrs. Rustand, Lindstrom, Fidgeon, Hicks and Schwarz, subject to a cap of twenty-five percent (25%) of each such individual’s base salary.

Under the equity-based program established by the Committee for 2015, or Long-Term Incentive Plan, as part of the mix of total targeted compensation that could be set for our executive officers, each of the executive officers is entitled to receive, upon approval by the Committee, equity-based awards under the 2006 Plan.

On March 18, 2015, the Committee awarded time vested restricted stock and PRSUs under the 2006 Plan as set forth in the table below:

Executive	Restricted Stock	Performance Restricted Stock Units
Rustand	3,271	13,085
Fidgeon	1,591	6,366
Hicks	1,211	4,843
Schwarz	2,210	8,841

Total	8,283	33,135

Of the total number of stock awards granted to the individuals above in 2015 under the 2006 Plan, the restricted stock and PRSUs each represented twenty percent (20%) and eighty percent (80%), respectively. The restricted stock will vest in three equal annual installments on the first, second and third anniversaries of the date of grant, provided that the recipient is employed by us on each vesting date.

Vesting of the PRSUs, is subject to performance-based conditions, as described below. Each vested PRSU will be settled through the issuance of a share of our company’s common stock. Vesting criteria for PRSU awards require employment with our company throughout the performance period through and including December 31, 2017 as well as achievement of the performance goal.

The number of PRSUs that vest and are settled in stock will be dependent on the achievement of return on equity (determined by the quotient resulting from dividing our audited consolidated net income for the performance period by our average stockholders’ equity), or ROE, targets established by the Committee for the performance period described below. The Committee has established threshold and target levels of ROE for the cumulative ROE achieved by our company for the period beginning January 1, 2015 and ending December 31, 2017. Stock represented by the PRSUs, if earned, will be issued on or between March 1, 2018 and March 15, 2018. The Committee will certify in writing the ROE level achieved for the performance period on March 1, 2018 or as soon thereafter as the Committee is provided with our audited financials, but in no event later than March 15, 2018 (such date referred to as the Settlement Date). In addition, such certification will occur immediately prior to the settlement.

The number of PRSUs corresponding to the ROE level achieved, if any, will be settled by issuing an equal number of shares of our common stock to each of the entitled individuals on the Settlement Date.

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

Compliance with the established holding level requirement as determined under the amended guidelines was required by December 31, 2014 or within five years of a person becoming a Named Executive Officer, whichever is later, and will be calculated and determined as of December 31 of each year. Once the ownership requirement has been achieved, the executive officers are free to sell shares of our Common Stock above the required holding level. In determining whether the executive meets the required holding level, the stock ownership guidelines were amended to require use of the greater of (a) the closing market share price as of the date an executive is granted or purchases such shares and (b) the closing market share price on December 31 of the year the calculation is performed (or the last trading day of that year, if the markets are closed on December 31). In the event a Named Executive Officer does not achieve his holding level set forth above or thereafter sells shares of our Common Stock in violation of the stock ownership guidelines, the Board will consider all relevant facts and take such actions as it deems appropriate under the circumstances.

As of December 31, 2014, other than Mr. Schwarz, our Named Executive Officers have not been Named Executive Officers for more than five years. Based on the number of shares Mr. Schwarz held as of December 31, 2014, the Compensation Committee has determined that he is in compliance with these guidelines.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us for services rendered in all capacities to us and our subsidiaries during the fiscal years ended December 31, 2014, 2013 and 2012 to our Named Executive Officers, which group is comprised of (1) our Chief Executive Officer, (2) our Chief Financial Officer as of December 31, 2014, and (3) each of our three other most highly compensated executive officers employed on December 31, 2014:

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	(1) ($)	($)	(2) ($)	(3) ($)	(4) ($)	(5)(6) ($)	Total ($)
Warren S. Rustand	2014	590,000	-	378,082	4,134,397	590,000	53,589	5,746,068
Chief Executive Officer	2013	633,619	123,238	205,281	-	386,329	44,357	1,392,824
	2012	89,250	-	-	159,827	-	2,370	251,447

Robert E. Wilson	2014	400,000	200,000	-	-	-	22,446	622,446
Chief Financial Officer	2013	400,000	200,000	-	-	-	30,383	630,383
	2012	50,000	-	-	410,691	-	3,922	464,613

Michael-Bryant Hicks	2014	345,962	-	143,732	-	344,896	24,126	858,716
Senior Vice President
and General Counsel

Michael Fidgeon	2014	295,500	153,000	-	120,005	-	44,258	612,763
Chief Executive Officer of
our Human Services segment

Herman M. Schwarz	2014	432,000	-	230,513	-	432,000	11,939	1,106,452
Chief Executive Officer of	2013	428,069	-	230,521	-	432,000	14,699	1,105,289
LogistiCare Solutions, LLC,	2012	418,000	-	742,745	-	41,800	22,443	1,224,988

(1)	Includes amounts contributed to our 401(k) Plan by each executive officer.

(2)

This column shows the aggregate grant date fair value of the restricted stock and PRSUs awarded in 2014, 2013 and 2012 in accordance with FASB ASC 718. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards Table” and “Outstanding Equity Awards” table. The grant date fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2014, 2013 and 2012 (Note 10, Stock-Based Compensation Arrangements). Each of the Named Executive Officers (except for Messrs. Rustand in 2012, Wilson in 2012, 2013 and 2014, and Fidgeon in 2014) were granted a number of PRSUs in 2014, 2013 and 2012 subject to certain performance conditions. The amounts included in this column for the PRSUs granted in 2014, 2013 and 2012 are consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC 718. The grant date fair value of the PRSU award granted in 2014 to each of Messrs. Rustand, Hicks and Schwarz assuming the maximum level of performance will be achieved totaled approximately $648,203, $247,850 and $397,438, however, amounts included in the table above reflect the threshold level of performance. Certain of the Named Executive Officers have received cash settlement for earned PRSUs granted in 2010 corresponding to the ROE level achieved by us for 2011 equal to 17.13%, which was between the Threshold and Maximum levels established by the Compensation Committee. Payment of the PRSU amounts was equally divided into three tranches corresponding to the required vesting period. Cash payments totaling $236,841 were made in three equal installments on March 12, 2012, March 15, 2013 and March 14, 2014 to Mr. Schwarz. Amounts paid are not reflected in the table above.

(3)

This column reflects the aggregate grant date fair value of options awarded in 2014 and 2012 in accordance with FASB ASC 718. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards Table” and “Outstanding Equity Awards” table. The grant date fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2014 and 2012 under the notes indicated above in note (2).

(4)	The amounts in this column reflect cash incentive awards made to the Named Executive Officers under the Annual Incentive Plan for 2014, 2013 and 2012.

(5)

We provide the Named Executive Officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees, which are included in this column. For 2014, the amounts in this column include the following:

•

We paid health, dental, life and disability insurance premiums on behalf of Messrs. Rustand, Wilson, Fidgeon, Hicks and Schwarz, in the following amounts, respectively: $10,438, $17,468, $43,858, $9,888 and $8,284.

•	Matching contributions by us under our retirement savings plan were made on behalf of Messrs. Fidgeon, Hicks, and Schwarz in the amount of $400 each.

•

We paid insurance premiums under two insurance plans that we provided for Mr. Rustand with aggregate coverage of up to $3.1 million. We paid $43,151 in aggregate premiums on these policies on behalf of Mr. Rustand in 2014. In addition, we paid insurance premiums under separate insurance plan we provided for Mr. Hicks with coverage of up to $1,050,000. We paid premiums on this policy on behalf of Mr. Hicks in the amounts of $1,214 in 2014. We also paid life insurance premiums in the amount of $1,455 in 2014 for aggregate coverage of up to $1.0 million for Mr. Schwarz.

(6)	In addition to amounts disclosed in note (5) above, this column also includes the incremental value of perquisites for the Named Executive Officers detailed in the following table.

		Travel	Relocation	Legal Costs
	Year	(a) ($)	($)	($)

Robert E. Wilson	2014	4,978	—	—
Executive Vice President and
Chief Financial Officer

Michael-Bryant Hicks	2014	—	12,624	—
Senior Vice President and
General Counsel

Herman Schwarz	2014	—	—	1,800
Chief Executive Officer of
Logisticare Solutions, LLC,
our wholly-owned subsidiary

(a)

For the year ended December 31, 2014, we paid $4,978 for transportation and other travel related expenses for Mr. Wilson to commute to the corporate office. We value this benefit based on the actual cost incurred for Mr. Wilson to commute from his primary residence to our corporate office.

Grants of Plan Based Awards Table

The following Grants of Plan Based Awards table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers during the year ended December 31, 2014. The compensation plans under which the grants in the following table were made are described under the subheadings entitled “Determinations Made Regarding Executive Compensation for 2014 - Annual Incentive Cash Compensation” and “Determinations Made Regarding Executive Compensation for 2014 - Equity-Based Compensation” in the “Compensation Discussion and Analysis” section.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name (3)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	Grant Date Fair Value of Stock and Option Awards
Rustand
	(1)	-	442,500	590,000	-	-	-	-	-
	3/7/14	-	-	-	-	-	-	2,352	67,855
	5/21/14	-	-	-	-	-	-	2,351	94,181
	3/7/14	-	-	-	6,209	-	18,814	-	216,046
	9/11/14	-	-	-	-	-	-	200,000	4,134,397

Hicks
	(1)	-	258,185	344,247	-	-	-	-	-
	3/7/14	-	-	-	-	-	-	2,147	61,941
	3/7/14	-	-	-	2,835	-	8,591	-	81,791

Fidgeon
	12/15/2014	-	-	-	-	-	-	10,000	120,005

Schwarz
	(1)	-	324,000	432,000	-	-	-	-	-
	3/7/14	-	-	-	-	-	-	3,444	99,359
	3/7/14	-	-	-	4,546	-	13,776	-	131,154

(1)

Amounts represent the target (payment made if the EBITDA criteria are met for the fiscal year) and maximum payouts (payment made if the EBITDA criteria are exceeded for the fiscal year) under the Annual Incentive Plan for 2014. The actual amounts earned by the Named Executive Officers in 2014 under the Annual Incentive Plan are set forth under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)

Amounts represent the Threshold and Maximum number of units eligible to be earned related to the PRSUs granted to each of the Named Executive Officers in 2014. The units will be settled in shares of common stock. The grant date fair value of the award is consistent with estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC 718.

(3)

Mr. Wilson is not included in the table above as no compensation was granted to him under the 2014 Incentive Compensation Plan. Mr. Wilson’s 2014 bonus was based on the terms of his employment agreement subject to the Company reaching its EBITDA target.

(4)

The number of shares shown in this column represents restricted stock awards made to (1) the Named Executive Officers (other than Mr. Fidgeon) for 2014 under the Equity-Based Program (2) Mr. Rustand as a discretionary equity award and (3) Mr. Fidgeon as a discretionary equity award. The grant date fair value of each of these awards was calculated in accordance with the provisions of FASB ASC 718.

Employment Agreements with Named Executive Officers

The following discussion and the discussion under the subheading below entitled “—Estimated Benefits Upon Termination or a Change in Control.” describe certain terms of the employment agreements with the Named Executive Officers.

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

In addition, Mr. Rustand was eligible to participate in a bonus program whereby he was paid a pro-rata portion (based on the number of days during the fiscal year following May 7, 2013) of an amount equal to seventy-five percent (75%) of his annual base salary upon the achievement of a financial performance target set by the Board for 2013 and a pro-rata portion of an additional amount equal to a portion of a pool equal to twenty percent (20%) of the amount by which the Company exceeds such financial performance target for 2013 up to twenty-five (25%) of Mr. Rustand’s annual base salary. Additionally, Mr. Rustand was entitled to receive a bonus equal to fifty percent (50%) of his annualized based compensation specified under the prior letter agreement which was calculated, paid and pro-rated based on the number of days elapsed commencing January 1, 2013 and through May 7, 2013.

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

Robert E. Wilson

Effective September 13, 2013, Mr. Wilson entered into an Employment Agreement (“Wilson Employment Agreement”). The term of the Wilson Employment Agreement extended to December 31, 2014.

Mr. Wilson was entitled to an annual base salary of $400,000. In addition to the annual base salary during the term of the Wilson Employment Agreement, Mr. Wilson was eligible to receive an annual bonus in the amount of fifty percent (50%) of his base salary upon the achievement of one hundred percent (100%) of budgeted EBITDA performance for each of the 2013 and 2014 calendar years, as determined by the Board of Directors or the Compensation Committee of the Board.

Mr. Wilson participated in our life insurance policies that are open to all of our employees. Mr. Wilson had the absolute right to designate the beneficiaries under this policy. We would pay the premiums for a period commencing on the later of (a) the date of Mr. Wilson’s employment agreement or (b) the date the insurance went into effect and expiring on the earlier of (i) the five year anniversary of commencement or (ii) upon termination of Mr. Wilson’s employment with us, at which time the policy would lapse or Mr. Wilson would have the option to take over the policy.

Mr. Wilson was eligible to receive certain severance benefits in the event he was terminated by the Company without Cause (as such term is defined in the Wilson Employment Agreement), including if such termination occurred in connection with or following a Change in Control.

If the sum of any lump sum payments due to Mr. Wilson following a Change of Control would have constituted an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended), then such lump sum payment or other benefit due to Mr. Wilson would have been reduced to the largest amount that would not have resulted in receipt by him of a parachute payment.

The Wilson Employment Agreement contained non-competition, non-solicitation/non-piracy, non-disclosure and non-disparagement covenants. The non-competition and non-solicitation covenants applied during the term of the Wilson Employment Agreement and will apply for a period of two years after the Wilson Employment Agreement is terminated for any reason.

The Wilson Employment Agreement terminated upon Mr. Wilson’s separation with the Company, other than certain provisions related to non-competition, non-solicitation, non-piracy and non-disclosure, intellectual property and non-disparagement, which by their terms survive termination.

James Lindstrom

Effective January 26, 2015, Mr. Lindstrom was appointed Executive Vice President and Chief Financial Officer, and the Company entered into an employment agreement (“Lindstrom Employment Agreement”). The term of the Lindstrom Employment Agreement extends to December 31, 2016.

Mr. Lindstrom is entitled to an annual base salary of $550,000. In addition to the annual base salary during the term of the Lindstrom Employment Agreement, Mr. Lindstrom is eligible to receive an annual bonus in the amount of seventy-five percent (75%) of his base salary upon the achievement of one hundred percent (100%) of budgeted EBITDA performance for the 2015 calendar year, as determined by the Board of Directors or the Compensation Committee of the Board. Mr. Lindstrom is also entitled to earn an additional bonus of up to twenty-five percent (25%) of his base salary through sharing with other eligible executive officers twenty percent (20%) of the amount, if any, by which EBITDA of the Company exceeded the EBITDA target, after expensing the actual bonus amounts (including the additional bonus opportunity).

We will maintain term life insurance on the life of Mr. Lindstrom. Mr. Lindstrom has the absolute right to designate the beneficiaries under this respective policy. We will pay the premiums for a period commencing on the later of (a) the date of Mr. Lindstrom’s employment agreement or (b) the date the insurance goes into effect and expiring on the earlier of (i) the five year anniversary of commencement or (ii) upon termination of Mr. Lindstrom’s employment with us, at which time the policy would lapse or Mr. Lindstrom would have the option to take over the policy.

Mr. Lindstrom is eligible to receive certain severance benefits in the event he is terminated by the Company without Cause (as such term is defined in the Lindstrom Employment Agreement), including if such termination occurs in connection with or following a Change in Control.

If the sum of any lump sum payments due to Mr. Lindstrom following a Change of Control would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986, as amended), then such lump sum payment or other benefit due to Mr. Lindstrom will be reduced to the largest amount that will not result in receipt by him of a parachute payment.

The Lindstrom Employment Agreement contains non-competition, non-solicitation/non-piracy, non-disclosure and non-disparagement covenants. The non-competition and non-solicitation covenants apply during the term of the Lindstrom Employment Agreement and for a period of two years after the Lindstrom Employment Agreement is terminated for any reason.

Michael Fidgeon

During 2014, prior to his appointment as Chief Executive Officer of our Human Services segment, Mr. Fidgeon’s base salary was $306,000, and he was eligible to participate in a bonus program whereby he would be paid a portion of an amount equal to fifty percent (50%) of his annual base salary upon the achievement of one hundred percent (100%) of budgeted EBITDA performance, as determined by the Board of Directors or the Compensation Committee of the Board.

Effective January 5, 2015, Mr. Fidgeon was appointed Chief Executive Officer of our Human Services segment and the Company entered into a letter agreement (the “Fidgeon Offer Letter”) with Mr. Fidgeon. Under the Fidgeon Offer Letter, Mr. Fidgeon is entitled to an annual base salary of $360,000.

In addition, Mr. Fidgeon was eligible to participate in a bonus program whereby he would be paid an amount equal to fifty percent (50%) of his annual base salary upon the achievement of one hundred percent (100%) of budgeted EBITDA performance, as determined by the Board of Directors or the Compensation Committee of the Board.

Per the Fidgeon Offer Letter, he is eligible to receive certain severance benefits in an amount of no less than 12 months of his then salary in the event he is terminated by the Company without cause.

The Fidgeon Offer Letter contains restrictive covenants providing for Mr. Fidgeon’s non-competition, non-solicitation/non-piracy, non-disclosure and non-disparagement. The term of the non-competition and non-solicitation covenants is for a period that includes the term of the Fidgeon Offer Letter, and for a period of eighteen months after the Fidgeon Offer Letter is terminated for any reason.

Michael-Bryant Hicks

Effective January 6, 2014, Mr. Hicks was appointed Senior Vice President and General Counsel, and the Company entered into a letter agreement (the “Hicks Offer Letter”). Under the Hicks Offer Letter, Mr. Hicks is entitled to an annual base salary of $350,000. In addition to an annual base salary, Mr. Hicks is eligible to participate in bonus plans or incentive compensation programs, if any, as may be in effect from time to time, at a level consistent with his position and with the Company’s then current policies and practices.

In addition, Mr. Hicks was eligible to participate in a bonus program whereby he would be paid an amount equal to seventy-five percent (75%) of his annual base salary, measured on a similar basis to that of other senior executives. Mr. Hicks is also entitled to earn an additional bonus of up to twenty-five percent (25%) of his base salary through sharing with other eligible executive officers twenty percent (20%) of the amount, if any, by which EBITDA of the Company exceeded the EBITDA target, after expensing the actual bonus amounts (including the additional bonus opportunity).

Per the Hicks Offer Letter, Mr. Hicks is eligible to receive benefits on the same basis as others in the senior executive group, including life insurance and disability coverage.

Mr. Hicks is also eligible to receive certain severance benefits equal to two times his base salary in the event he is terminated by the Company without cause if such termination occurs in connection with or following a Change in Control.

Herman Schwarz

On March 24, 2014, we entered into a new employment agreement with Mr. Schwarz (the “Schwarz Employment Agreement”). The employment agreement with Mr. Schwarz commenced upon the expiration of the then existing employment agreement with him on March 22, 2014 and expires on March 21, 2016.

The Schwarz Employment Agreement has no automatic renewal. Among other things, the Schwarz Employment Agreement includes provisions for compensation and benefits (including term life insurance maintained by Providence for Mr. Schwarz’s benefit) and restrictive covenants as well as severance in the event of termination of employment under certain circumstances and a payment upon certain termination events in connection with or following a Change in Control (defined below). Details with respect to the severance and Change in Control provisions are set forth below under the subheading entitled “—Potential Payments Upon Termination or Change in Control.”

Mr. Schwarz is entitled to an annual base salary of $432,000. The annual base salary paid to Mr. Schwarz is reviewed at least annually by the Board and the Compensation Committee or other applicable committee of the Board in accordance with our compensation polices and guidelines and may be modified as a result of such review at the sole discretion of the Board and/or the Compensation Committee. Mr. Schwarz is also eligible to participate in a bonus program whereby he would be paid an amount equal to seventy-five percent (75%) of his annual base salary, measured on a similar basis to that of other senior executives. Mr. Schwarz is also entitled to earn an additional bonus of up to twenty-five percent (25%) of his base salary through sharing with other eligible executive officers twenty percent (20%) of the amount, if any, by which EBITDA of the Company exceeded the EBITDA target, after expensing the actual bonus amounts (including the additional bonus opportunity).

The Schwarz Employment Agreement contains restrictive covenants providing for Mr. Schwarz’s non-competition, non-solicitation/non-piracy and non-disclosure. The term of the non-competition and non-solicitation covenants is for a period that includes the term of the Schwarz Employment Agreement and for a period of 18 months after the Schwarz Employment Agreement is terminated for any reason.

2014 Annual Incentive Plan

Under the Annual Incentive Plan, as part of the mix of our Named Executive Officers’ total targeted compensation for 2014, each of the Named Executive Officers (except for Mr. Wilson and Mr. Fidgeon) was granted an opportunity to earn a portion of the incentive, or performance-based, cash bonus. Under the Annual Incentive Plan, the amount of the potential incentive cash bonus that may be earned by each of Messrs. Rustand, Hicks and Schwarz was targeted at seventy-five percent (75%) of his base salary. Messrs. Rustand, Hicks and Schwarz were also entitled to earn an additional bonus of up to twenty-five percent (25%) of their respective base salaries through sharing between them twenty percent (20%) of the amount, if any, by which EBITDA of the Company exceeds the EBITDA target, after expensing the actual bonus amounts (including the additional bonus opportunity). Twenty percent (20%) of any such excess was distributed pro-rata among Messrs. Rustand, Hicks and Schwarz, subject to a cap of twenty-five percent (25%) of each such individual’s base salary. Messrs. Rustand, Hicks and Schwarz received financial performance based incentive for 2014 totaling $590,000, $344,896 and $432,000, respectively. The compensation for Mr. Wilson was established in his employment agreement. Under the terms of his employment agreement, Mr. Wilson had the opportunity to receive an award in the amount of $200,000, or fifty percent (50%) of his base annual salary. Mr. Fidgeon did not participate in the 2014 Annual Incentive Plan. Additional information with respect to our Annual Incentive Plan is set forth earlier in this Executive Compensation section under the heading entitled “Compensation Discussion and Analysis — Determinations Made Regarding Executive Compensation for 2014—Annual Incentive Cash Compensation.”

Equity Arrangements

2006 Long-Term Incentive Plan

Our 2006 Plan is intended to advance our interests and that of our stockholders by providing for the grant of stock-based and other incentive awards to enhance our ability to attract and retain employees, directors, consultants, advisors and others who are in a position to make contributions to our success and any entity in which we own, directly or indirectly, fifty percent (50%) or more of the outstanding capital stock as determined by aggregate voting rights or other voting interests and encourage such persons to take into account ours and our stockholders’ long-term interests through ownership of our Common Stock or securities with value tied to our Common Stock. To achieve this purpose, the 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

In August 2012, the stockholders approved amendments to the 2006 Plan, which included, among other things, the adoption of a fungible share plan design, a prohibition on liberal share counting and a prohibition on the issuance of dividend equivalent rights with respect to appreciation awards or unearned performance awards all as set forth in the 2006 Plan, as amended.

The Compensation Committee considers several factors to determine the timing, amount and type of awards to grant under our 2006 Plan including the achievement of financial performance measures established by the Board, base salaries and non-equity incentive compensation, and, from time to time, surveys of compensation data for comparable companies prepared by a consultant.

Under the 2006 Plan, the Compensation Committee has broad discretion to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

As of December 31, 2014, we had a total of 2,604,223 unissued shares of Common Stock under the 2006 Plan, including 1,542,971 shares reserved for issuance upon the exercise of outstanding options and vesting of restricted stock and PRSU awards.

2014 Annual Equity-Based Program

Under the Equity-Based Program, as part of the mix of total targeted compensation that was set for our Named Executive Officers for 2014, each of the Named Executive Officers (except for Messrs. Wilson and Fidgeon) was entitled to receive equity-based awards under the 2006 Plan equal in value to approximately $678,500, $309,822 and $496,800 for Messrs. Rustand, Hicks and Schwarz, respectively.

Additional information with respect to our Equity-Based Program is set forth earlier in this “Executive Compensation” section under the heading entitled “Compensation Discussion and Analysis — Determinations Made Regarding Executive Compensation for 2014 — Equity-Based Compensation.”

Outstanding Equity Awards at December 31, 2014

The following table reflects the equity awards granted by us to the Named Executive Officers outstanding at December 31, 2014:

	Option Awards (1)				Stock Awards		PRSU	Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)(4)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(5)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(6)
Warren S. Rustand (7)
6/14/10	7,814	—	16.35	6/14/20	—	—	—	—
5/7/11	2,000	—	14.16	5/7/21	—	—	—	—
11/21/12	22,500	—	12.59	11/20/17	—	—	—	—
9/11/14	66,666	133,334	43.81	9/11/24
					10,447	380,689	12,454	453,831

Robert E. Wilson
11/21/12	45,000	—	12.59	11/20/17	—	—	—	—

Michael Fidgeon
4/16/11	1,001	—	13.94	4/16/21	—	—	—	—
12/15/14	—	10,000	36.27	(2)	—	—	—	—

Michael-Bryant Hicks
3/7/2014					2,147	78,237	2,835	103,308

Herman M. Schwarz
6/9/08	12,723	—	26.14	6/9/18	—	—	—	—
5/15/09	20,000	—	11.72	5/15/19	—	—	—	—
5/20/10	30,000	—	17.35	5/20/20	—	—	—	—
3/14/11	12,000	—	14.72	3/14/21	—	—	—	—
					19,670	716,775	11,639	424,141

(1)

On December 30, 2008, the Board, upon recommendation of the Compensation Committee, approved the acceleration of the vesting dates of all outstanding unvested stock options and restricted stock previously awarded to eligible directors, employees and consultants, including stock options and restricted stock awards granted to the Named Executive Officers effective December 30, 2008. All other terms of the stock options and restricted stock remained the same.

(2)

The options expire ten years from the date of grant (except for the options granted to Messrs. Rustand and Wilson, which expire five years from the date of grant, and the options granted to Mr. Fidgeon in 2014 which expire on the later of March 31, 2018 or the 30th trading day after December 31, 2017 that is not in a blackout period pursuant to the Company’s applicable insider trading policy). The options have an exercise price equal to the closing market price of our Common Stock on the date of grant. One-half of the unvested options granted to Mr. Rustand vest on June 30, 2015, and one-half vest on June 30, 2016. The unvested options granted to Mr. Fidgeon cliff vest on December 31, 2017.

(3)	Represents unvested restricted stock awards that vest as follows:

Award	Grant Date	Vesting
Restricted Stock	1/13/12	1/3 per year beginning on the anniversary of the grant
Restricted Stock	2/13/12	1/3 per year beginning on the anniversary of the grant
Restricted Stock	3/22/12	1/3 per year beginning on the anniversary of the grant
Restricted Stock	3/28/13	1/3 per year beginning on the anniversary of the grant
Restricted Stock	5/7/13	1/3 per year beginning on December 31, 2013
Restricted Stock	3/7/14	1/3 per year beginning on the anniversary of the grant
Restricted Stock	5/21/14	1/3 per year beginning on March 7, 2015

(4)	The market value of the unvested restricted stock awards was calculated using the closing market price of our Common Stock on December 31, 2014.

(5)	Represents unvested performance restricted stock units granted during 2013 and 2014, at the threshold performance level, that vest on December 31, 2015 and December 31, 2016, respectively.

(6)	The market value of the unvested performance restricted stock units was calculated using the closing market price of our Common Stock on December 31, 2014.

(7)	The outstanding equity awards for Mr. Rustand include awards granted to him as both a director and executive officer.

Option Exercises and Stock Vesting Table

The following table provides additional information about the value realized by the Named Executive Officers on option award exercises and stock and PRSU award vesting during the year ended December 31, 2014.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Warren S. Rustand (2)	40,000	700,821	7,961	254,573
Robert Wilson	15,000	422,741	-	-
Michael Fidgeon	26,000	548,404	-	-
Herman M. Schwarz	-	-	18,437	497,167

(1)	Excludes vested PRSUs that were settled in cash on March 14, 2014 as follows:

Name	Number of Shares Vested (#)	Value Realized Upon Settlement ($)
Herman M. Schwarz	5,116	78,947

(2)	The number of shares acquired on vesting and value realized on vesting for Mr. Rustand include awards granted to him as both a director and executive officer.

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

We also maintain a Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Under the Rabbi Trust Plan, participants may defer up to ten percent (10%) of their base salary and all or a portion of their annual bonus. The amount of compensation to be deferred by each participant will be credited to the participant’s account and the value of the participant’s account will be determined in accordance with the Rabbi Trust Plan. The committee administering the Rabbi Trust Plan designates one or more investment alternative(s) solely as a method of calculating any earnings, gains, losses and other adjustments with respect to account balances credited to a participant’s account under the Rabbi Trust Plan. The account amount will be valued as of the close of business on the business day when the published or calculated value of the investment alternative(s) selected becomes effective generally, but not more frequently than once per business day. If the committee designates more than one investment alternative to measure the value of each account, a participant is required to select one or more investment alternatives to calculate the adjustments to be credited or debited to his or her account. Each participant’s account will be adjusted to reflect the investment performance of the selected investment alternative(s). No participant, beneficiary or heir shall have the right to transfer, assign, anticipate, hypothecate or otherwise encumber any part or all of the amounts payable under the Rabbi Trust Plan. Distributions are made upon certain distribution events, as set forth in the Rabbi Trust Plan, such as disability, death, retirement or termination of employment. Payment of distribution, other than in connection with death or termination of employment prior to retirement, will be made in cash in either a lump sum or annually up to 10 years as selected by the participant. If a participant does not make an election, the distribution will be payable annually over three years. In the event of death prior to retirement or termination of employment, with or without cause, the distribution will be made in one lump sum payment. A participant has the right to apply to the committee for a hardship distribution in the event the participant incurs an unforeseeable emergency. Payment may be delayed to the extent permitted in accordance with regulations and guidance under Section 409A of the Code, and the rulings and regulations thereunder. The committee administering the Rabbi Trust Plan has the right to terminate the Plan. The Rabbi Trust Plan is unfunded and benefits are paid from our general assets under the Rabbi Trust Plan.

None of the Named Executive Officers have elected to participate in any of our deferred compensation plans.

Potential Payments Upon Termination or Change in Control

General

Each Named Executive Officer’s employment agreement, other than Mr. Hicks’ Offer Letter, provides for severance payments in the event of termination of employment under certain circumstances and, each Named Executive Officer’s employment agreement, other than Mr. Fidgeon’s Offer Letter, provides for a payment in the event of a Change in Control (none of which include excise tax gross-ups).

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

Severance Payments

Warren Rustand, Robert Wilson and James Lindstrom

Under their respective employment agreements, Messrs. Rustand, Wilson and Lindstrom would be eligible to receive a severance benefit, upon executing a general release in favor of us in the event of a termination of the executive officer by us without Cause (as defined below). In the case of Mr. Rustand, the severance payment would be equal to certain bonus payments and an amount equal to (I) the lesser of (A) Employee’s Base Salary that would have been paid from the date of effectiveness of such termination through the end of the Term or (B) Employee’s Base Salary in effect as of the date of effectiveness of such termination, or (II) if greater, at least six (6) months of Employee’s Base Salary in effect as of the date of effectiveness of such termination. In the case of Mr. Wilson, the severance payment would be equal to certain bonus payments and one hundred percent (100%) of his base salary through the end of the term. In the case of Mr. Lindstrom, the severance payment would be equal to certain bonus payments and the lesser of one hundred percent (100%) of his base salary through the end of the term, or fifty percent (50%) of the annual base salary.

Under the employment agreements with Messrs. Rustand, Wilson and Lindstrom, “Cause” is defined as:

•

Fraud or theft committed by the employee against us or any of our subsidiaries, affiliates, joint ventures and related organizations, including any entity managed by us (collectively referred to as “Affiliates”), or commission of a felony or any crime involving fraud or moral turpitude; or

•	Gross negligence of the employee or willful misconduct by the employee that results, in either case, in material economic or reputational harm to us or our Affiliates; or

•

Breach of any provision by the employee of the employment agreement or breach of any fiduciary duty or duty of loyalty owed to us or our Affiliates, or, in the case of Mr. Rustand, the Company’s shareholders; or

•

Conduct of the employee tending to bring us or our Affiliates into public disgrace or embarrassment, or which is reasonable likely to cause one or more of its customers or clients to cease doing business with, or reduce the amount of business with, the Company or its Affiliates; or

•

Neglect or refusal by the employee to perform duties or responsibilities as directed by us, the Board or any executive committee established by the Board, or violation by the employee of any express direction of any lawful rule or regulation established by us or the Board or any committee established by the Board which is consistent with the scope of the employee’s duties under the employment agreement, if such failure, refusal, or violation continues uncured for a period 10 days after written notice from us to the employee specifying the failure, refusal, or violation and our intention to terminate the employment agreement for Cause; or

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

Michael Fidgeon

Pursuant to the Fidgeon Offer Letter, Mr. Fidgeon will be eligible for severance payments in an amount equal to at least twelve months of Mr. Fidgeon’s then current base salary, minus appropriate withholdings, upon termination by the Company without cause.

Michael-Bryant Hicks

Pursuant to the Hicks Offer Letter, Mr. Hicks will be eligible for a lump sum payment, equal to two times Mr. Hicks’ then current base salary, on the same basis and terms as applicable to the Company’s senior executives, upon termination by the Company without cause following a change in control of the Company.

Herman Schwarz

Under the Schwarz Employment Agreement, Mr. Schwarz will be eligible to receive a severance benefit equal to one and one half times his base salary then in effect, upon executing a general release in favor of us in the event of a termination either by us without Cause, or by Mr. Schwarz for Good Reason (each as defined below).

Under the Schwarz Employment Agreement, “Cause” is defined as:

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

•

Breach of any provision by the employee of the Schwarz Employment Agreement or breach of any fiduciary duty or duty of loyalty owed to us or our Affiliates, if such breach continues uncured for a period 10 days after written notice from us to the employee specifying the failure, refusal, or violation and our intention to terminate the Schwarz Employment Agreement for Cause; or

•	Conduct of the employee tending to bring us or our Affiliates into public disgrace; or

•

Neglect or refusal by the employee to perform duties or responsibilities as directed by us, the Board or any executive committee established by the Board, or violation by the employee of any express direction of any lawful rule or regulation established by us or the Board or any committee established by the Board which is consistent with the scope of the employee’s duties under the Schwarz Employment Agreement, if such failure, refusal, or violation continues uncured for a period 10 days after written notice from us to the employee specifying the failure, refusal, or violation and our intention to terminate the Schwarz Employment Agreement for Cause; or

•	Commission of any acts or omissions by the employee resulting in or intended to result in direct material personal gain to the employee at our or our Affiliates’ expense; or

•	Employee materially compromises our or our Affiliates’ trade secrets or other confidential and proprietary information.

Cause does not include a bona fide disagreement over a corporate policy, so long as the employee does not willfully violate on a continuing basis specific written directions from the Board or any executive committee of the Board, which directions are consistent with the provisions of the Schwarz Employment Agreement. Action or inaction by the employee is not considered “willful” unless done or omitted by him intentionally and without his reasonable belief that his action or inaction was in our or our Affiliates’ best interests, and does not include failure to act by reason of total or partial incapacity due to physical or mental illness.

Under the Schwarz Employment Agreement, “Good Reason” is defined as:

•

The assignment to the employee by us of any duties inconsistent with the employee’s status with us or a substantial alteration in the nature or status of the employee’s responsibilities from those in effect on the effective date of the Schwarz Employment Agreement, or a reduction in the employee’s titles or offices as in effect on the effective date of the Schwarz Employment Agreement, except in connection with the termination of his employment for Cause or disability or as a result of the employee’s death, or by the employee other than for Good Reason, or our establishment of a new office to which the employee may be asked to report, or our hiring of a President or other officer which may result in the reassignment of some of the employee’s duties to someone in our employ below the level of the employee; or

•

A reduction by us in the employee’s base salary as in effect on the effective date of the Schwarz Employment Agreement or as the same may be increased from time to time during the term of the employment agreement; or

•	The relocation of the employee to one of our offices located outside of the greater metropolitan area of Atlanta, GA; or

•

Any material breach by us of a material term or provision contained in the Schwarz Employment Agreement, which breach is not cured within thirty (30) days following the receipt by the Board of written notice of such breach.

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the Named Executive Officers employed by us as of December 31, 2014, under the employment agreements or offer letters, assuming that such agreement had been in effect and the termination circumstance occurred on December 31, 2014 and did not involve a Change in Control (as defined below):

Reason for Termination of Employment
Named Officer and Nature of Payment	Voluntary by Executive $	Termination by Us without Cause or Termination by Executive for Good Reason (2) $	Cause $	Death $	Disability $
Warren S. Rustand:
Total cash payment	-	1,180,000	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	1,180,000	-	-	-

Robert E. Wilson:
Total cash payment	-	200,000	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	200,000	-	-	-

Michael Fidgeon:
Total cash payment	-	-	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	-	-	-	-

Michael-Bryant Hicks:
Total cash payment	-	-	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	-	-	-	-

Herman M. Schwarz:
Total cash payment	-	648,000	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	648,000	-	-	-

(1)	Except for the equity-based awards granted to each Named Executive Officer in 2014, 2013 and 2012, all equity awards were vested at December 31, 2014.

(2)

Only the employment agreement with Mr. Schwarz provides for severance for termination by the executive for “Good Reason.” The employment agreements for Messrs. Rustand, Wilson, Fidgeon and Hicks do not provide for severance for termination by the executive for “Good Reason.”

Change in Control Payments

Certain payment provisions of the employment agreements, except the Fidgeon Offer Letter, are also triggered by a “Change in Control.” Under the employment agreements with Messrs. Rustand, Wilson, Lindstrom, and Schwarz, a “Change in Control” is defined as an event or events, in which:

•

any “person” as defined in Sections 13(d) and 14(d) of the Exchange Act (other than (i) us or our subsidiaries, (ii) any fiduciary holding securities under our employee benefit plan or our subsidiaries, or (iii) any company owned by our stockholders), is or becomes the “beneficial owner” of fifty percent (50%) (twenty-five percent (25%) in the case of Mr. Schwarz) or more of our voting outstanding securities;

•

we consummate (i) mergers or consolidations as more specifically described in the employment agreements, (ii) a liquidation or (iii) the sale or disposition of all or substantially all of our assets; or

•	in the case of Mr. Schwarz, a majority of our directors are replaced in certain circumstances during any period of two consecutive years.

The Schwarz Employment Agreement also addresses a change in control of more than fifty percent (50%) of the combined voting power of the outstanding securities of LogistiCare.

Messrs. Rustand’s and Wilson’s employment agreements entitle them to receive (i) the greater of (a) annual base salary through the end of the term of the employment agreement or (b) fifty percent (50%) of annual base salary, and (ii) a pro-rata portion of any bonus earned prior to termination if a Change in Control occurs during the agreement term and after such Change in Control but prior to the end of the term, they are terminated without Cause. Mr. Wilson stepped down from his position, effective as of January 14, 2015, and in accordance with the Employment and Separation Agreement dated February 2, 2015, Mr. Wilson is no longer entitled to this change of control benefit.

In the event of a Change in Control of the Company during the term of the Schwarz Employment Agreement, and prior to the 24 month anniversary of the consummation date of the Change in Control (i) we terminate the Mr. Schwarz’s employment without Cause, (ii) Mr. Schwarz terminates his employment for Good Reason, in lieu of any other amounts payable under the Schwarz Employment Agreement, or (iii) Mr. Schwarz’s agreement expires by its terms and we do not offer to renew the agreement for an additional term to expire no earlier than the 24 month anniversary of the consummation date of the Change in Control, Mr. Schwarz would receive a lump sum payment equal to two times the average of his annual W-2 compensation from us for the most recent five taxable years ending before the effective date of a Change in Control. The lump sum payment will be paid to Mr. Schwarz within ten days of his termination of employment following the Change in Control.

Upon a Change in Control each of Messrs. Rustand, Wilson, Lindstrom, Fidgeon, Hicks and Schwarz is entitled to an accelerated vesting and payment of stock options, restricted stock and target PRSU awards granted to that executive officer. However, if the sum of any lump payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the executive officer, would constitute an “excess parachute payment” (as defined in Section 280G of the Code), then such lump sum payment or other benefit will be reduced to the largest amount that will not result in receipt by the executive officer of a parachute payment. Mr. Wilson stepped down from his position, effective as of January 14, 2015, and in accordance with the Employment and Separation Agreement dated February 2, 2015, Mr. Wilson is no longer entitled to this change of control benefit.

The Fidgeon Offer Letter does not entitle Mr. Fidgeon to a change of control benefit.

The Hicks Offer Letter entitles Mr. Hicks to compensation equal to two times Mr. Hicks’ then applicable base salary, in a lump sum, on the same basis and terms as would be the case for senior executives of the Company.

The following table quantifies the estimated maximum amount of payments and benefits under the employment agreements, offer letters, and agreements relating to awards granted under our 2006 Plan to which the Named Executive Officers employed by us as of December 31, 2014 would have been entitled upon a Change in Control of our Company that occurred on December 31, 2014 and termination of employment.

Name	Change in Control Payment ($)	Value of Accelerated Vesting of Equity Awards ($)	Total Termination Benefits (1) ($)
Warren S. Rustand	1,180,000	1,408,787	2,588,787
Robert E. Wilson	400,000	-	400,000
Michael Fidgeon	–	72,481	72,481
Michael-Bryant Hicks	700,000	324,383	1,024,383
Herman M. Schwarz	871,677	1,320,672	2,192,349

(1)	No value has been assigned to any provisions of the employment agreements that remain in force following the Change in Control.

Compensation of Non-Employee Directors

As compensation for their service as directors of the Company in 2014, starting in April 2014, each non-employee member of the Board received an $85,000 annual stipend. For service as committee Chairs, the Chairs of the Audit Committee, Compensation Committee and Nominating and Governance Committee each received an additional stipend of $35,000. For service as Chairman of the Board, the Chairman of the Board received an additional stipend of $40,000. Payment of the annual stipends was made on a monthly basis in advance of each month of service. No additional payments were made to non-employee members for participating in Board and committee meetings.

On March 14, 2014, each non-employee member of the Board then serving, excluding Mr. Shackelton, received an award of equity-based compensation under our 2006 Long-Term Incentive Plan, or 2006 Plan, consisting of 6,195 shares of restricted Common Stock. The restricted stock vests in three equal installments on the first, second and third anniversaries of the date of grant. Additionally, on March 14, 2014, in lieu of compensation payable to Mr. Shackelton for his service to the Board as a director, Coliseum Capital Partners, L.P. was granted 6,195 stock equivalent units, which vest in three equal installments on the first, second and third anniversaries of the date of grant. Coliseum Capital Partners, L.P. was additionally granted 200,000 stock option equivalent units on September 11, 2014, which vest in three equal installments on the grant date, June 30, 2015 and June 30, 2016. This grant was made in compensation of Mr. Shackelton’s services with respect to the acquisition of Ingeus and Matrix.

Non-employee directors are also reimbursed for reasonable expenses incurred in connection with attending meetings of the Board and meetings of Board committees.

2014 Director Compensation Table

	Fees Earned or	Stock	Option
	Paid in Cash	Awards(1)(2)	Awards(3)	Total
Name	($)	($)	($)	($)
Richard Kerley*	119,700	169,991	-	289,691
Kristi L. Meints*	119,700	169,991	-	289,691
Christopher S. Shackelton (4)*	159,609	169,991	4,608,934	4,938,534

*	Committee Chair

(1)

On March 14, 2014, Mr. Kerley and Ms. Meints were awarded 6,195 shares of restricted stock under the 2006 Plan. The aggregate grant date fair value of the restricted stock awarded to each non-employee director was $169,991. The aggregate grant date fair value of the restricted stock was computed in accordance with the Financial Accounting Standards Board’s, or FASB Accounting Standards Codification (“ASC”) Topic 718-Compensation-Stock Compensation, or ASC 718. For a discussion of valuation assumptions, see Note 10, Stock-Based Compensation Arrangements, of our Annual Report on Form 10-K for the year ended December 31, 2014. Other than the 12,500 shares of restricted stock awarded to each non-employee director in 2012 and 2013, and the 6,195 shares of restricted stock awarded to each non-employee director described above, there were no other stock awards outstanding as of December 31, 2014 that were previously granted to the non-employee members of the Board. As of December 31, 2014, two thirds of the 12,500 shares of restricted stock granted in 2012 were vested, one third of the 12,500 shares of restricted stock granted in 2013 were vested and none of the 6,195 shares of restricted stock granted in 2014 were vested.On March 14, 2014, Coliseum Capital Partners, L.P. was granted 6,195 stock equivalent units, which vest in three equal installments on the first, second and third anniversaries of the date of grant. The aggregate grant date fair value of the stock equivalent units was computed in accordance with ASC 718 and totaled $169,991. None of the stock equivalent units granted in 2014 were vested as of December 31, 2014. 8,332 stock equivalent units granted in 2013 vested in 2014.

(2)

The following table sets forth the number of outstanding unexercised options to purchase shares of Common Stock and the associated exercise price and grant date fair value held by each non-employee director as of December 31, 2014. All outstanding options were fully vested as of December 31, 2014.

Grant	Exercise	Richard	Kristi L.
Date	Price	Kerley	Meints
1/3/07	$24.59	-	3,999
6/9/08	$26.14	-	10,000
6/14/10	$16.35	-	7,814
5/17/11	$14.16	667	2,000
	Total	667	23,813

(3)

On September 11, 2014, Coliseum Capital Partners, L.P. was granted 200,000 stock option equivalent units, which vest in three equal installments on the grant date, June 30, 2015 and June 30, 2016. The aggregate grant date fair value of the stock option equivalent units was computed in accordance with ASC 718 and totaled $4,608,934.

(4)

All of Mr. Shackelton’s compensation for service on the Board inures to the benefit of Coliseum Capital Partners, L.P. (of which Mr. Shackelton is a Managing Partner) pursuant to this entity’s policy regarding Mr. Shackelton’s service on the board of companies in which it has an equity interest.

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

Compliance with the established holding level requirement as determined under the guidelines was required by December 31, 2014 and will be determined and calculated as of December 31 of each year. Once the ownership requirement has been achieved, the non-employee directors are free to sell shares of our Common Stock above the required holding level. In determining whether the director meets the required holding level, the stock ownership guidelines were amended to require use of the greater of (a) the closing market share price as of the date a director is granted or purchases such shares and (b) the closing market share price on December 31 of the year the calculation is performed (or the last trading day of that year, if the markets are closed on December 31). In the event a non-employee director does not achieve his or her holding level set forth above or thereafter sells shares of our Common Stock in violation of the stock ownership guidelines, the Board will consider all relevant facts and take such actions as it deems appropriate under the circumstances. Based on the number of shares held by each of our non-employee directors as of December 31, 2014, the Compensation Committee has determined that each of our non-employee directors is in compliance with these guidelines.

      Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Kerley (Chairperson) and Shackelton and Ms. Meints. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2014 was a current or former officer or employee of Providence, or engaged in certain transactions with us, which was required to be disclosed by regulations of the SEC, except as provided below. There were no compensation committee “interlocks” during the fiscal year ended December 31, 2014, which generally means that none of Providence’s executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of our Board or as a member of our Board’s Compensation Committee.

As previously disclosed, on October 23, 2014, we issued to Coliseum Capital Management, LLC and certain of its affiliates (“Coliseum”), a related party, a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500,000 (the “Note”). Coliseum held approximately fifteen percent (15%) of our outstanding common stock as of October 23, 2014 and is our largest shareholder. Additionally, Christopher Shackelton, who serves as our Chairman of the board of directors, is also a Managing Partner at Coliseum Capital Management, LLC. In connection with the anticipated registered Rights Offering, which allowed all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500,000 of convertible preferred stock at a price of $100.00 per share (the “Rights Offering”), on October 23, 2014, the Company entered into a standby purchase agreement (the “Standby Purchase Agreement”) with Coliseum, pursuant to which Coliseum agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of the Company’s common stock. The Note was repaid in full on February 11, 2015, with the proceeds from a registered Rights Offering (“Rights Offering”) and related standby purchase commitment. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, the Company paid Coliseum a fee of $2,947,000. In addition Coliseum had the additional right, exercisable within 30 days following the completion of the Rights Offering, to purchase additional preferred stock valued at $15,000,000 at a price per share equal to 105% of the Subscription Price, which was exercised on March 12, 2015. See “Certain Relationships and Related Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of April 24, 2015, with respect to the beneficial ownership of Providence’s Common Stock and Preferred Stock by each stockholder known by us to own beneficially more than five percent (5%) of our outstanding voting power of Common Stock and Preferred Stock. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to the shares.

Name and Address	No. of Shares of Common Stock Beneficially Owned (1)	No. of Shares of Preferred Stock Beneficially Owned (1)	Percent of Total Voting Power (1)
Coliseum Capital Management, LLC
Adam Gray
Christopher Shackelton (2)	2,222,301	765,916	22.9%

FMR LLC (3)	1,463,085	—	8.1%

BlackRock, Inc. (4)	1,147,742	—	6.4%

Ameriprise Financial, Inc.
Columbia Management Investment Advisors, LLC (5)	942,802	—	5.2%

Renaissance Technologies LLC (6)	931,700	—	5.2%

(1)

The securities “beneficially owned” by each stockholder are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities to which the stockholder has or shares voting or investment power or has the right to acquire within 60 days of April 24, 2015. Beneficial ownership may be disclaimed as to certain of the securities. As of April 24, 2015 there were 16,037,711 shares of the Common Stock outstanding and 805,000 shares of Preferred Stock outstanding, which on an as-converted basis, represents 2,018,556 shares of Common Stock. The Common Stock and Preferred Stock are the only outstanding classes of capital stock of the Company with voting rights, and the Common Stock and the Preferred Stock vote together as a single class. Each share of Common Stock is entitled to one vote, and each share of Preferred Stock is entitled to that number of votes equal to the whole number of shares of Common Stock into which such holder’s aggregate number of shares of Preferred Stock are convertible as of the close of business on April 24, 2015. As of April 24, 2015, each share of outstanding Preferred Stock was convertible into approximately 2.51 shares of Common Stock.

(2)

This information is based on ownership information reported in the Schedule 13D/A filed on March 17, 2015 with the SEC by Coliseum Capital Management, LLC, Coliseum Capital, LLC, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Adam Gray, Christopher Shackelton (Metro Center, 1 Station Place, 7th Floor South, Stamford, CT 06902) and Blackwell Partners, LLC (c/o DUMAC, LLC, 280 S. Mangum Street, Suite 210, Durham, NC 27701). Based on information available in the Schedule 13D/A, the shares are held by (a) Coliseum Capital Partners, L.P. and Coliseum Capital Partners II, L.P., investment limited partnerships for which Coliseum Capital, LLC, a Delaware limited liability company, or CC, is general partner and for which Coliseum Capital Management, LLC, a Delaware limited liability company, or CCM, serves as investment adviser, and (b) Blackwell Partners, LLC, or Blackwell, a separate account investment advisory client of CCM. Christopher Shackelton and Adam Gray manage CCM and CC. Each of Christopher Shackelton, Adam Gray, Blackwell, CCP, CC and CCM disclaim beneficial ownership of these securities except to the extent of each person's own pecuniary interest therein. There are certain limitations on how CCP, CC and CCM may vote their shares of Preferred Stock, per the terms thereof.

(3)	This information is based on the Schedule 13G filed by FMR LLC (245 Summer Street, Boston, Massachusetts 02210) with the SEC on February 13, 2015.

(4)	This information is based on the Schedule 13G/A filed by BlackRock, Inc. (40 East 52nd Street, New York, NY 10022) with the SEC on February 2, 2015.

(5)

Ameriprise Financial, Inc. (145 Ameriprise Financial Center, Minneapolis, MN 55474), or AFI, is the parent company of Columbia Management Investment Advisors, LLC, or CMIA, (225 Franklin St., Boston, MA 02110). AFI may be deemed to beneficially own the shares reported by CMIA. The shares reported by AFI include those shares separately reported by CMIA. Each of AFI and CMIA disclaims beneficial ownership of all shares of Common Stock reported. This information is based on the Schedule 13G/A filed with the SEC on February 17, 2015.

(6)

This information is based on the Schedule 13G/A filed by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation (800 Third Avenue, New York, New York 10022) with the SEC on February 12, 2015.

Management and Directors Only

The following table sets forth certain information, as of April 24, 2015, with respect to the beneficial ownership of Providence’s Common Stock and Preferred Stock by (a) all of Providence’s directors and nominees for director, (b) all of Providence’s executive officers named in the “Summary Compensation Table” which follows, who were named executive officers on April 24, 2015 and (c) all of Providence’s directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to his/her shares:

Name	No. of shares of Common Stock Beneficially Owned (1)	No. of Shares of Preferred Stock Beneficially Owned (1)	Percent of Total Voting Power of (1)
Michael Fidgeon (2)	1,001	—	*
Michael-Bryant Hicks	—	—	*
Richard A. Kerley (3)	30,215	—	*
James M. Lindstrom	—	—	*
Kristi L. Meints (4)	64,457	1,000	*
Warren S. Rustand (5)	86,744	—	*
Herman M. Schwarz (6)	112,398	—	*
Christopher S. Shackelton (7)	2,222,301	765,916	22.9%
All directors and executive officers as a group (12 persons)(8)	2,529,769	766,916	24.4%

*	Less than 1%

(1)

The securities “beneficially owned” by an individual are determined as of April 24, 2015 in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities to which the individual has or shares voting or investment power or has the right to acquire within 60 days after April 24, 2015. Beneficial ownership may be disclaimed as to certain of the securities. As of April 24, 2015 there were 16,037,711 shares of the Common Stock outstanding and 805,000 shares of Preferred Stock outstanding, which on an as-converted basis, represents 2,018,556 shares of Common Stock. The Common Stock and Preferred Stock are the only outstanding classes of capital stock of the Company with voting rights, and the Common Stock and the Preferred Stock vote together as a single class. Each share of Common Stock is entitled to one vote, and each share of Preferred Stock is entitled to that number of votes equal to the whole number of shares of Common Stock into which such holder’s aggregate number of shares of Preferred Stock are convertible as of the close of business on April 24, 2015. As of April 24, 2015, each share of outstanding Preferred Stock was convertible into approximately 2.51 shares of Common Stock.

(2)	Includes 1,001 shares of Common Stock held by Mr. Fidgeon issuable upon the exercise of options that are exercisable within 60 days of April 24, 2015.

(3)	Includes 29,548 shares of Common Stock held by Mr. Kerley and 667 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2015.

(4)	Includes 40,644 shares of Common Stock held by Ms. Meints and 23,813 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2015.

(5)	Includes 20,078 shares of Common Stock held by Mr. Rustand and 66,666 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2015.

(6)	Includes 37,675 shares of Common Stock held by Mr. Schwarz and 74,723 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2015.

(7)

Includes shares of Common Stock and Preferred Stock held by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC (for additional information see footnote 2 to the Principal Stockholders table above). Mr. Shackelton disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. There are limitations on the voting of these shares of Preferred Stock, as more fully described under “Voting Procedures— Voting of Preferred Stock.”

(8)	Includes 2,362,899 shares of Common Stock and 166,870 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 24, 2015.

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

Each year our directors and officers complete Directors’ and Officers’ Questionnaires, which, among other things, are designed to elicit certain information relating to transactions with the Company in which the officer or director or any immediate family member of such officer or director has a direct or indirect interest. These questionnaires are reviewed by our General Counsel and any such transactions or other related person transactions are brought to the attention of the Audit Committee as appropriate. We believe that our arrangements with CBIZ Benefits and Insurance Services, Inc., VWP McDowell, LLC, and Coliseum referred to below are no less favorable to us than those available to us from other entities providing such services.

Transaction with CBIZ Benefits and Insurance Services, Inc.

We use CBIZ Benefits and Insurance Services, Inc., or CBIZ, a subsidiary of CBIZ, Inc., to administer and consult on our self-insured employee health benefits. For 2014, CBIZ and its subsidiaries received fees paid by Providence of approximately $452,000 and commissions of approximately $185,000 paid by third parties related to business with Providence. Eric Rustand, Mr. Rustand's son, works for CBIZ. Eric Rustand, Senior Benefits Consultant for CBIZ, is the lead consultant on the employee health benefits plans for Providence. For 2013, Eric Rustand received approximately $134,000 in compensation from CBIZ related to CBIZ's business with Providence. The business relationship between Providence and CBIZ existed prior to Mr. Rustand becoming a member of the Board and will continue in 2015.

Transaction with VWP McDowell, LLC

LogistiCare (our wholly-owned subsidiary) operates a call center in Phoenix, Arizona. The building in which the call center is located was leased through June 30, 2014 by LogistiCare from VWP McDowell, LLC, or McDowell, under an amended five-year lease that expired in 2014. LogistiCare entered into a new lease on the building commencing on July 1, 2014, with a termination date of June 30, 2024. From January 1, 2014 to July 28, 2014, LogistiCare paid $289,065 in lease payments (including taxes and common area maintenance charges) to McDowell. After July 28, 2014, the landlord of this property was a different entity that is not a related party. Steven Schwarz, Gregory Schwarz and Barry Schwarz, Mr. Schwarz’s brothers, each own 0.9%, 1.3% and 3.3% interest in McDowell, respectively. Michael Schwarz, Mr. Schwarz’s father is the trustee of MER Trust of which Mr. Schwarz and his brothers are beneficiaries and which has a 6.6% ownership interest in McDowell. In addition, Steven Schwarz owns a fifty percent (50%) interest in Via West Properties, which is the managing member of McDowell. Via West Properties owns a one percent (1.0%) interest in McDowell. The leasing arrangement between LogistiCare and McDowell existed prior to Mr. Schwarz becoming a Named Executive Officer of the Company.

Unsecured Subordinated Bridge Note and Standby Purchase Agreement

On October 23, 2014, we issued to Coliseum Capital Management, LLC and certain of its affiliates (“Coliseum”), a related party, a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500,000 (the “Note”). Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3,014,795 on the issuance of the Note. Christopher Shackelton, who serves as our Chairman of the board of directors, is also a Managing Partner at Coliseum Capital Management, LLC. The Note was repaid in full on February 11, 2015, with the proceeds from a registered Rights Offering (“Rights Offering”) and related standby purchase commitment described below, which allowed all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500,000 of convertible preferred stock at a price of $100.00 per share, as further described below.

In connection with the anticipated Rights Offering, on October 23, 2014, the Company entered into a standby purchase agreement (the “Standby Purchase Agreement”) with Coliseum, pursuant to which Coliseum agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of the Company’s common stock. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, the Company paid Coliseum a fee of $2,947,000. In addition Coliseum had the additional right, exercisable within 30 days following the completion of the Rights Offering, to purchase additional preferred stock valued at $15,000,000 at a price per share equal to 105% of the Subscription Price, which was exercised on March 12, 2015.

Employment of David Shackelton

David Shackelton, a brother of the Chairman of the Board, is currently employed by the Company as Vice President, Head of Corporate Development, and reports to our Chief Executive Officer. In 2014, Mr. Shackelton’s compensation was $189,792.

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

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

Fees for professional services provided by KPMG, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2014 and 2013 in each of the following categories were:

	Fiscal Year Ended December 31,
	2014	2013
Audit fees	$2,455,000	$1,096,212
Audit related fees	$5,000	$116,178
Tax fees	$729,000	$6,942
All other fees	$576,000	$63,346
Total	$3,765,000	$1,282,678

Audit Fees. Audit fees consisted of amounts incurred for services performed in association with the annual financial statement audit (including required quarterly reviews), the audit of the Company’s internal control over financial reporting, and other procedures normally required by the independent auditor in order to be able to form an opinion on the Company’s consolidated financial statements. The increase in audit fees in 2014 compared to 2013 is primarily attributable to additional services as a result of acquisitions. Other procedures included consultations relating to the audit or quarterly reviews, and services performed by KPMG in connection with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

Audit Related Fees. Audit related fees consisted of amounts incurred for the stand alone audit of one of the Company’s subsidiaries.

Tax Fees. Tax fees consisted of amounts incurred for professional services rendered by KPMG for tax compliance and tax consulting in 2014 and 2013. New tax services rendered in 2014 related to international and domestic tax advice in the United Kingdom, tax compliance in Australia, and transfer pricing in the United Kingdom.

All Other Fees. Other fees consisted of fees incurred for services rendered by KPMG in 2014 and 2013 for the audit of information technology security and internal control over protected client health information related to our non-emergency transportation management services operating segment. New services included in this category in 2014 consisted primarily of due diligence.

The Audit Committee has considered and determined that the services provided by KPMG were compatible with KPMG maintaining their independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee pre-approved all of the foregoing services provided to the Company by KPMG in fiscal years 2014 and 2013.

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

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning of	costs and	other				end of
	period	expenses	accounts		Deductions		period

Year Ended December 31, 2014:
Allowance for doubtful accounts	$4,218	$2,588	$4,051	(1)	$4,823	(2)	$6,034
Deferred tax valuation allowance	814	2,219	11,809	(3)	-		14,842

Year Ended December 31, 2013:
Allowance for doubtful accounts	$3,685	$2,991	$3,467	(1)	$5,925	(2)	$4,218
Deferred tax valuation allowance	629	185	-		-		814

Year Ended December 31, 2012:
Allowance for doubtful accounts	$5,835	$2,856	$2,741	(1)	$7,747	(2)	$3,685
Deferred tax valuation allowance	448	181	-		-		629

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

3.2(2)	Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010.

3.3(17)	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Providence Service Corporation, dated as of March 27, 2014.

**3.4	Certificate of Designations for Series A Convertible Preferred Stock.

4.1(3)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(4)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(5)	Amended and Restated Rights Agreement, dated as of December 9, 2011, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

4.4(17)	Amendment and Termination of Rights Agreement, dated as of March 27, 2014, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(6)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(7)	2003 Stock Option Plan, as amended.

+10.3(8)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(9)	Amended and Restated Providence Service Corporation Deferred Compensation Plan.

10.5(3)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

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

+10.13(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.14(15)	Separation and General Release Agreement dated December 31, 2013 between The Providence Service Corporation and Fred D. Furman.

+10.15(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.16(10)	Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Herman Schwarz.

+10.17(12)	Employment Agreement dated May 7, 2013 between The Providence Service Corporation and Warren S. Rustand.

+10.18(14)	Employment Agreement dated September 13, 2013 between The Providence Service Corporation and Robert E. Wilson.

+10.19(16)	Letter Agreement dated March 14, 2014, amending the Amended and Restated Employment Agreement, dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.20(18)	Employment Agreement dated March 24, 2014 between The Providence Service Corporation and Herman Schwarz.

+10.21(20)	Executive Service Agreement, dated as of April 10, 2014, by and between Ingeus Europe Limited and Thérèse Rein.

+10.22(23)	Employment and Separation Agreement dated February 2, 2015 between The Providence Service Corporation and Robert E. Wilson

+10.23(24)	Employment Agreement, dated as of January 14, 2015, by and between The Providence Service Corporation and James Lindstrom

**+10.24	Letter Agreement regarding Offer of Employment, effective as of January 6, 2014, by and between The Providence Service Corporation and Michael-Bryant Hicks

**+10.25	Letter Agreement regarding Offer of Employment dated as of January 5, 2015, by and between The Providence Service Corporation and Michael Fidgeon

+10.26(11)	Form of Restricted Stock Agreements, as amended.

+10.27(11)	Form of Stock Option Agreements.

+10.28(11)	Form of 2011 Performance Restricted Stock Unit Agreements.

+10.29(1)	Form of 2012 Performance Restricted Stock Unit Agreements.

+10.30(12)	Form of 2013 Performance Restricted Stock Unit Agreements.

**+10.31	Form of 2014 Performance Restricted Stock Unit Agreements

* 12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

**31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

**31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.

*	Previously filed with the Original Filing.

**	Filed herewith.

(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

(2)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.

(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.

(7)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(8)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.

(9)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.

(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.

(11)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.

(12)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 10, 2013.

(13)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.

(14)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.

(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2014.

(16)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014.

(17)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

(18)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(19)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(20)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2014.

(21)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014.

(22)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2014.

(23)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015.

(24)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: April 30, 2015	By:	/s/ Warren S. Rustand
Warren S. Rustand Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2015	By:	/s/ James Lindstrom
James Lindstrom Chief Financial Officer
(Principal Financial and Accounting Officer)