Form 10-Q
period 2015-03-31
PROVIDENCE SERVICE CORP
filed 2015-05-11
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, there were outstanding 16,037,711 shares (excluding treasury shares of 1,029,294 of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$170,130	$160,406
Accounts receivable, net of allowance of $6,449 in 2015 and $6,034 in 2014	198,644	151,344
Other receivables	6,724	6,866
Prepaid expenses and other	36,323	46,157
Restricted cash	2,633	3,807
Deferred tax assets	5,729	6,066
Total current assets	420,183	374,646
Property and equipment, net	58,689	57,148
Goodwill	353,995	355,641
Intangible assets, net	328,289	340,673
Other assets	22,053	22,373
Restricted cash, less current portion	15,349	14,764
Total assets	$1,198,558	$1,165,245
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$27,125	$25,188
Note payable to related party	-	65,500
Accounts payable	34,626	48,061
Accrued expenses	137,682	121,857
Accrued transportation costs	73,322	55,492
Deferred revenue	14,678	12,245
Reinsurance liability reserve	6,880	11,115
Total current liabilities	294,313	339,458
Long-term obligations, less current portion	476,898	484,525
Other long-term liabilities	30,139	26,609
Deferred tax liabilities	91,386	93,239
Total liabilities	892,736	943,831
Commitments and contingencies (Note 11)
Mezzanine equity
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 805,000 and 0 issued and outstanding; 5.5%/8.5% dividend rate	76,894	-
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,060,002 and 16,870,285 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	268,438	261,155
Accumulated deficit	(7,129)	(13,366)
Accumulated other comprehensive loss, net of tax	(14,051)	(8,756)
Treasury shares, at cost, 1,029,294 and 1,014,108 shares	(18,407)	(17,686)
Total Providence stockholders' equity	228,868	221,364
Non-controlling interest	60	50
Total stockholders' equity	228,928	221,414
Total liabilities and stockholders' equity	$1,198,558	$1,165,245

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands, except share and per share data)

	Three months ended
	March 31,
	2015	2014

Service revenue	$505,795	$289,403

Operating expenses:
Service expense	443,868	259,937
General and administrative expense	24,684	13,617
Depreciation and amortization	14,900	3,728
Total operating expenses	483,452	277,282
Operating income	22,343	12,121

Other expenses:
Interest expense, net	6,007	1,585
Loss on equity investment	2,483	-
Loss on foreign currency translation	319	41
Income before income taxes	13,534	10,495
Provision for income taxes	7,297	4,208
Net income	$6,237	$6,287

Net income available to common stockholders (Note 9)	$5,093	$6,287

Earnings per common share:
Basic	$0.32	$0.45
Diluted	$0.32	$0.44

Weighted-average number of common shares outstanding:
Basic	15,976,050	13,801,456
Diluted	16,145,176	15,257,557

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended
	March 31,
	2015	2014

Net income	$6,237	$6,287
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(5,295)	(264)
Comprehensive income	$942	$6,023

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net income	$6,237	$6,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,089	2,103
Amortization	9,811	1,625
Provision for doubtful accounts	599	557
Stock based compensation	2,864	408
Deferred income taxes	(1,512)	(1,333)
Amortization of deferred financing costs	539	214
Excess tax benefit upon exercise of stock options	(1,989)	(323)
Loss on equity investment	2,483	-
Other non-cash charges	319	35
Changes in operating assets and liabilities:
Accounts receivable	(49,699)	(12,534)
Other receivables	77	984
Restricted cash	(106)	(111)
Prepaid expenses and other	6,364	6,049
Reinsurance liability reserve	(1,121)	(1,950)
Accounts payable and accrued expenses	14,083	8,862
Accrued transportation costs	17,830	(98)
Deferred revenue	2,879	131
Other long-term liabilities	631	(3,060)
Net cash provided by operating activities	15,378	7,846
Investing activities
Purchase of property and equipment	(6,394)	(2,723)
Acquisitions, net of cash acquired	(1,665)	-
Net increase (decrease) in short-term investments	(5)	(5)
Restricted cash for reinsured claims losses	694	1,525
Net cash used in investing activities	(7,370)	(1,203)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	80,667	-
Preferred stock dividends	(594)	-
Repurchase of common stock, for treasury	(721)	(470)
Proceeds from common stock issued pursuant to stock option exercise	2,199	506
Excess tax benefit upon exercise of stock options	1,989	323
Repayment of long-term debt	(71,312)	-
Payment of contingent consideration	(7,496)	-
Other	13	(2)
Net cash provided by financing activities	4,745	357
Effect of exchange rate changes on cash	(3,029)	(155)
Net change in cash	9,724	6,845
Cash at beginning of period	160,406	98,995
Cash at end of period	$170,130	$105,840

Supplemental cash flow information:
Cash paid for interest	$4,439	$619
Cash paid for income taxes	$1,713	$2,216

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(in thousands, except share and per share data)

1. Basis of Presentation, Description of Business and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation (“the Company,” “our,” “we” and “us”) and its wholly-owned subsidiaries. Investments in non-consolidated investees over which the Company exercises significant influence but does not control are accounted for under the equity method.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. In order to conform to the current year presentation, prior year amounts have been reclassified to show service revenue as one line item, services expense as one line item, and loss on foreign currency translation as a component of other expenses. Additionally, the Company’s legacy workforce development businesses have been reclassified from the Human Services segment to the Workforce Development Services segment.

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued, and considered the effect of such events in the preparation of these consolidated financial statements.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Description of Business

The Company provides and manages health and human services through non-emergency transportation, community and behavioral health, workforce development and health assessment offerings. At March 31, 2015, the Company operated in four segments, Non-Emergency Transportation Services (“NET Services”), Human Services, Workforce Development Services (“WD Services”) and Health Assessment Services (“HA Services”). The NET Services segment manages transportation networks and arranges for client transportation to health care related facilities and services for state or regional Medicaid agencies, managed care organizations (“MCOs”) and commercial insurers. In the Human Services segment, counselors, social workers and behavioral health professionals work with clients, primarily in the client’s home or community, who are eligible for government assistance due to income level, disabilities or court order. The WD Services segment provides outsourced employability and legal offender rehabilitation case management services, primarily to the eligible participants in government sponsored programs. The HA Services segment primarily provides comprehensive health assessments (“CHAs”), for members enrolled in Medicare Advantage (“MA”) health plans, in patient’s homes or nursing facilities.

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update (“ASU”) No 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“ASU 2014-16”). This update requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, early adoption is permitted. The Company adopted ASU 2014-16 effective January 1, 2015 and applied the literature to determine the accounting for its convertible preferred stock.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This ASU will impact the Company’s financial statements as the Company has approximately $4,867 of debt issuance costs at March 31, 2015 that are classified as “Other assets” in the accompanying condensed consolidated balance sheet. The result of the application of this guidance would be to reduce the “Other assets” balance, with a corresponding reduction to “Long-term obligations, less current portion” in the condensed consolidated balance sheet. The Company expects to adopt ASU 2015-03 on January 1, 2016.

2. Concentrations

Contracts with domestic governmental agencies and other domestic entities that contract with governmental agencies accounted for approximately 61.2% and 78.5% of the Company’s domestic revenue for the three months ended March 31, 2015 and 2014, respectively. Contracts with foreign governmental agencies and other foreign entities that contract with governmental agencies accounted for approximately 95.5% of the Company’s foreign revenue for the three months ended March 31, 2015. The Company’s international presence was not material for the three months ended March 31, 2014. Additionally, approximately 52.6% of our WD Services revenue for the three months ended March 31, 2015 was generated from one foreign payer.

At March 31, 2015, approximately $37,811, or 12.4%, of the Company’s net assets were located in countries outside of the US.

3. Equity Investment

The Company entered into a joint venture agreement in November 2014 to form Mission Providence Pty Ltd (“Mission Providence”).  Mission Providence will deliver employment services in various regions in Australia.  The Company has a 60% ownership in Mission Providence, and has rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year.  The Company provided and will continue to provide capital contributions to Mission Providence in exchange for its equity interests.

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital, and as a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s losses are recorded as “Loss on equity investment” in the accompanying condensed consolidated statements of income.

At March 31, 2015, the Company had a negative investment in Mission Providence totaling $2,092, which is included in “Accrued expenses” in the accompanying condensed consolidated balance sheet. Under the terms of the joint venture agreement, the Company is required to make financial contributions based on the capital needs of Mission Providence. Currently, the Company has committed to contributing $14,637 in the second quarter of 2015, and may commit to additional investment beyond its current commitment.

4. Fair Value Measurements

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

The Company may be required to pay additional consideration under certain acquisition agreements based on the achievement of certain earnings targets by the acquired businesses. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statements of income. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying condensed consolidated balance sheets and operating expenses in the condensed consolidated statements of income. The fair value of the Company’s contingent consideration was $2,623 at March 31, 2015, which is included in “Other long-term liabilities” in the condensed consolidated balance sheets. The fair value of the Company’s contingent consideration was $10,549 at December 31, 2014, of which $7,767 is included in “Accrued expenses” and $2,782 is included in “Other long-term liabilities” in the condensed consolidated balance sheets. The decrease in the contingent consideration since December 31, 2014 is attributable to payments totaling $7,496 made in the first quarter of 2015 and changes in the foreign currency translation rate.

5. Long-Term Obligations and Note Payable to Related Party

          The Company’s long-term obligations were as follows:

	March 31,	December 31,
	2015	2014

$240,000 revolving loan (previously $165,000; amended May 28, 2014), LIBOR plus 2.25% - 3.25% (effective rate of 3.22% at March 31, 2015) through August 2018 with interest payable at least once every three months	$201,700	$201,700
$250,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.26% at March 31, 2015), with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months through August 2018	245,313	250,000
$60,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.26% at March 31, 2015), with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	57,750	58,875
14.0% unsecured related party, subordinated bridge note with principal due September 30, 2018 and interest payable quarterly	-	65,500
2.0% unsecured, subordinated note to former stockholder of acquired company, principal and interest due May 2016	600	600
	505,363	576,675
Less unamortized discount on debt	1,340	1,462
	504,023	575,213
Less current portion	27,125	90,688
Total long-term obligations, less current portion	$476,898	$484,525

           The carrying amount of the long-term obligations approximated their fair value at March 31, 2015 and December 31, 2014. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

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

6. Stock-Based Compensation Arrangements

           The Company issues both option awards and restricted stock to employees and non-employee directors. Option awards and restricted stock vest commensurate with the respective award agreements. The fair value expense of option awards was estimated on the date of grant using the Black-Scholes option pricing formula and amortized over the option’s vesting periods, and the fair value of unvested restricted stock grants was determined based on the closing market price of the Company’s common stock on the date of grant. The following table summarizes the stock option activity:

	For the three months ended March 31, 2015
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	813,622	$30.77
Exercised	(135,057)	16.29
Outstanding at March 31, 2015	678,565	$33.66

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted common stock:

	For the three months ended March 31, 2015
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	688,262	$37.71
Granted	19,598	52.03
Vested	(54,660)	17.47
Forfeited or cancelled	(250)	15.50
Non-vested at March 31, 2015	652,950	$39.84

7. Convertible Preferred Stock, Net

The Company completed a Rights Offering, on February 5, 2015, providing all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price equal to $100 per share. The convertible preferred stock is convertible into shares of Providence’s common stock at a conversion price equal to $39.88 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on October 22, 2014.

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's convertible preferred stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the "Standby Purchasers") and the Company, the remaining 524,116 shares of the Company's preferred stock were purchased by the Standby Purchasers at the $100 per share subscription price. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement. Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock at $105 per share and at the same conversion price as the Rights Offering.

The Company may pay a noncumulative cash dividend on each share of convertible preferred stock, when, as and if declared by its board of directors, at the rate of five and one-half percent (5.5%) per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, the Company must determine its intention whether or not to pay a cash dividend with respect to that ensuing quarter and will give notice of our intention to each holder of convertible preferred stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2015, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the convertible preferred stock. Cash dividends totaling $594 were paid to preferred stockholders on April 1, 2015.

The convertible preferred stock is accounted for as mezzanine equity as it could be redeemed upon certain change in control events that are not solely in the control of the Company. Dividends are recorded in stockholders equity and consist of the 5.5%/8.5% dividend. Additionally, mezzanine equity includes a discount on preferred stock related to beneficial conversion features that arose due to the closing price of the Company’s common stock being higher than conversion price of the convertible preferred stock on the commitment date. The amortization of this discount is recorded in stockholders’ equity.

Convertible preferred stock, net at March 31, 2015 consisted of the following:

Original issue price of convertible preferred stock	$81,250
Less: Issuance costs	(3,531)
Less: Discount on beneficial conversion feature	(825)
Total convertible preferred stock, net	$76,894

8. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, accumulated deficit, accumulated other comprehensive loss and treasury stock for the three months ended March 31, 2015:

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount
Balance at December 31, 2014	16,870,285	$17	$261,155	$(13,366)	$(8,756)	1,014,108	$(17,686)
Stock-based compensation	-	-	2,864	-	-	-	-
Exercise of employee stock options, including net tax windfall of $1,989	135,057	-	4,188	-	-	-	-
Restricted stock issued	54,660	-	-	-	-	15,186	(721)
Foreign currency translation adjustments	-	-	-	-	(5,295)	-	-
Beneficial conversion feature related to preferred stock	-	-	1,071	-	-	-	-
Convertible preferred stock dividends	-	-	(594)	-	-	-	-
Amortization of convertible preferred stock discount	-	-	(246)	-	-	-	-
Net income	-	-	-	6,237	-	-	-

Balance at March 31, 2015	17,060,002	$17	$268,438	$(7,129)	$(14,051)	1,029,294	$(18,407)

9. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2015	2014
Numerator:
Net income	$6,237	$6,287
Less dividends on convertible preferred stock	(594)	-
Less amortization of convertible preferred stock discount	(246)	-
Less income allocated to participating securities	(304)	-
Net income available to common stockholders, basic	5,093	6,287

Effect of interest related to the Senior Notes	-	499
Net income available to common stockholders, diluted	$5,093	$6,786
Denominator:
Denominator for basic earnings per share -- weighted-average shares	15,976,050	13,801,456
Effect of dilutive securities:
Common stock options and restricted stock awards	169,126	299,784
Performance-based restricted stock units	-	17,172
Senior Notes	-	1,139,145
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	16,145,176	15,257,557

Basic earnings per share	$0.32	$0.45
Diluted earnings per share	$0.32	$0.44

For the three months ended March 31, 2015 and 2014, employee stock options to purchase 300,000 and 198,261 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive. For the three months ended March 31, 2015, 381,000 shares of convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

10. Income Taxes

           The Company’s effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 53.9% and 40.1%, respectively. For both periods, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0%, due primarily to state income taxes as well as non-deductible expenses. Non-deductible expenses for the three months ended March 31, 2015 included the loss on equity investment.

11. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $1,337 and $1,432 at March 31, 2015 and December 31, 2014, respectively.

12. Transactions with Related Parties

On October 23, 2014, the Company issued to Coliseum, a related party, a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500. Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3,015 on the issuance of the Note. Coliseum held approximately 15% of our outstanding common stock as of October 23, 2014 and is the Company’s largest shareholder. Additionally, Christopher Shackelton, who serves as the Company’s Chairman of the board of directors, is also a Managing Partner at Coliseum Capital Management, LLC.

The Note was repaid in full on February 11, 2015, with the proceeds from a registered Rights Offering and related standby purchase commitment described above, which allowed all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price of $100 per share, as further described above.

In connection with the anticipated Rights Offering, on October 23, 2014, the Company entered the Standby Purchase Agreement with the Standby Purchasers, pursuant to which the Standby Purchasers agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of the Company’s common stock. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, the Company paid the Standby Purchasers a fee of $2,947, which is included in “Convertible Preferred Stock, Net” in the condensed consolidated balance sheet at March 31, 2015. In addition the Standby Purchasers had the additional right, exercisable within 30 days following the completion of the Rights Offering, to purchase additional preferred stock valued at $15,000 at a price per share equal to 105% of the Subscription Price, which was exercised on March 12, 2015.

13. Acquisitions

On October 23, 2014, the Company acquired all of the outstanding equity of CCHN Group Holdings, Inc. (“Matrix”), the parent company of Community Care Health Network, Inc. (dba Matrix Medical Network ), pursuant to an Agreement and Plan of Merger, dated as of September 17, 2014. There have been no changes to the estimated purchase price or estimated fair values of assets acquired and liabilities assumed since December 31, 2014. The fair value estimates as of December 31, 2014 represent the preliminary fair value estimates as the valuation of intangible assets has not been finalized.

Pro forma information

The amounts of Ingeus Limited and its wholly-owned subsidiaries (“Ingeus”), which the Company acquired on May 30, 2014, and Matrix revenue and net income included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2015, and the pro forma revenue and net income of the combined entity had the acquisition dates been January 1, 2014, are:

	Three months ended March 31,
	2015	2014
Ingeus results included in the Company's condensed consolidated statements of income:
Revenue	$100,954	$-
Net loss	$(3,746)	$-

Matrix results included in the Company's condensed consolidated statements of income:
Revenue	$57,432	$-
Net income	$3,846	$-

Consolidated Pro forma:
Revenue	$505,795	$429,368
Net income	$6,237	$17,453
Diluted earnings per share	$0.32	$1.07

The pro forma information above for the three months ended March 31, 2014 includes the elimination of acquisition related costs, adjustments for compensation and stock-based compensation expense related to employment agreements effective upon consummation of the acquisitions, additional interest expense on the debt issued to finance the acquisitions, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and property and equipment and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2014.

14. Business Segments

The Company’s operations are organized and reviewed by management along its service lines. The Company operates in four segments, Human Services, NET Services, WD Services and HA Services. Human Services includes government sponsored home and community based counseling, foster care and not-for-profit management services. NET Services includes managing the delivery of non-emergency transportation services. WD Services includes workforce development, case management and outsourced employability programs. HA Services provides CHAs for MA health plans in enrolled members’ homes or nursing facilities.

Historically, the Company reported its segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. The Company began analyzing the results of the segments exclusive of the allocation of indirect corporate costs on January 1, 2015. Corporate costs that represent a direct expense of a segment continue to be allocated to the respective segment. The segment results for the quarter ended March 31, 2014 have been restated to reflect management’s current internal method of segment reporting. The Corporate and Other column includes certain general and administrative costs that are not directly attributable to a specific segment, such as executive, accounting, technology, legal and other costs, as well as consolidation and elimination amounts and the activities of the Company’s wholly-owned captive insurance subsidiary. Additionally, beginning January 1, 2015, oversight of the Company’s legacy workforce development businesses (those that existed prior to the acquisition of Ingeus) was transferred to the management of the WD Services segment. The financial results of these legacy workforce development businesses have been reclassified from the Human Services segment to the WD Services segment in the table below.

The following table sets forth certain financial information attributable to the Company’s business segments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	NET Services	Human Services	WD Services	HA Services	Corporate and Other	Total
Revenues	$254,760	$86,187	$107,618	$57,432	$(202)	$505,795
Service expense	229,247	77,540	94,244	43,213	(376)	443,868
General and administrative expense	2,497	4,980	7,225	523	9,459	24,684
Depreciation and amortization	2,277	1,847	3,316	7,182	278	14,900
Operating income (loss)	$20,739	$1,820	$2,833	$6,514	$(9,563)	$22,343

Total assets	$272,952	$113,838	$249,580	$505,649	$56,539	$1,198,558

	Three Months Ended March 31, 2014
	NET Services	Human Services	WD Services	HA Services	Corporate and Other	Total
Revenues	$198,077	$84,102	$7,448	$-	$(224)	$289,403
Service expense	175,230	78,907	6,419	-	(619)	259,937
General and administrative expense	1,950	4,936	504	-	6,227	13,617
Depreciation and amortization	1,761	1,579	131	-	257	3,728
Operating income (loss)	$19,136	$(1,320)	$394	$-	$(6,089)	$12,121

Total assets	$249,472	$103,729	$17,974	$-	$63,547	$434,722

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2015 and 2014, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2014. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2015 and Q1 2014 mean the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively.

Overview of our business

We arrange for and manage non-emergency transportation (“NET”) services and provide behavioral health and other human services, workforce development (“WD”) services and health assessment (“HA”) services. In response to the large and growing population of eligible beneficiaries of government sponsored services, increasing pressure on governments to control costs and increasing acceptance of privatized human services and managed care solutions, we have grown both organically and through strategic acquisitions, including the acquisitions of Ingeus Limited and its wholly-owned subsidiaries (“Ingeus”) and CCHN Group Holdings, Inc. and its wholly-owned subsidiaries (“Matrix”) during the second and fourth quarters, respectively, of 2014.

Critical accounting estimates and policies

As of March 31, 2015, there has been no change in our accounting policies or the underlying assumptions or methodologies used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2014.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our service lines. We operate in four segments, Human Services, NET Services, WD Services and HA Services. Human Services includes government sponsored home and community based counseling, foster care and not-for-profit management services. NET Services includes managing the delivery of non-emergency transportation services. WD Services includes workforce development, case management and outsourced employability programs. HA Services provides comprehensive health assessments (“CHAs”) for Medicare Advantage (“MA”) health plans in enrolled members’ homes or nursing facilities.

Historically, we reported our segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. We began analyzing the results of the segments exclusive of the allocation of indirect corporate costs on January 1, 2015. Corporate costs that represent a direct expense of a segment continue to be allocated to the respective segment. The segment results for the first quarter of 2014 have been restated to reflect management’s current internal method of segment reporting. The Corporate and Other information includes certain general and administrative costs that are not directly attributable to a specific segment, such as executive, accounting, technology, legal and other costs, as well as consolidation and elimination amounts and the activities of our wholly-owned captive insurance subsidiary. Additionally, beginning January 1, 2015, oversight of our legacy workforce development businesses (those that existed prior to the acquisition of Ingeus) was transferred to the management of the WD Services segment. The financial results of these legacy workforce development businesses have been reclassified from the Human Services segment to the WD Services segment in the table below.

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for the periods presented (in thousands):

	Three months ended March 31,
	2015		2014
	$	%	$	%
Service revenue	505,795	100.0	289,403	100.0

Operating expenses:
Service expense	443,868	87.8	259,937	89.8
General and administrative expense	24,684	4.9	13,617	4.7
Depreciation and amortization	14,900	2.9	3,728	1.3
Total operating expenses	483,452	95.6	277,282	95.8

Operating income	22,343	4.4	12,121	4.2

Non-operating expense:
Interest expense, net	6,007	1.2	1,585	0.6
Loss on equity investment	2,483	0.5	-	-
Loss on foreign currency translation	319	0.1	41	-
Income before income taxes	13,534	2.6	10,495	3.6
Provision for income taxes	7,297	1.4	4,208	1.4
Net income	6,237	1.2	6,287	2.2

Service revenue. Consolidated service revenue for Q1 2015 increased $216.4 million, or 74.8%, compared to Q1 2014. Revenue for Q1 2015 included revenue from Ingeus totaling $101.0 million and revenue from Matrix totaling $57.4 million. The acquisitions of Ingeus and Matrix occurred in May 2014 and October 2014, respectively. Additionally, the NET Services and Human Services segments experienced increases in revenue as further discussed below.

Total operating expenses. Consolidated operating expenses for Q1 2015 increased $206.2 million, or 74.4%, compared to Q1 2014. Operating expenses for Q1 2015 included expenses from Ingeus totaling $98.3 million and expenses for Matrix totaling $50.9 million. Additionally, NET purchased service expenses increased $42.7 million in Q1 2015 as compared to Q1 2014 as further discussed below.

Operating income. Consolidated operating income increased by approximately $10.2 million from Q1 2014 to Q1 2015. The increase was primarily attributable to Matrix’s operating income of approximately $6.5 million, and Ingeus’s operating income of approximately $2.6 million in Q1 2015. Increased profitability of our NET Services and Human Services segments, as further discussed below, also positively impacted consolidated operating income.

Interest expense, net. Our current and long-term debt obligations have increased from approximately $123.5 million at March 31, 2014 to $504.0 million at March 31, 2015. The increase in our interest expense for Q1 2015 as compared to Q1 2014 primarily resulted from the increase in outstanding debt incurred primarily to fund our acquisitions of Ingeus and Matrix.

Loss on equity investments. The loss on equity investments relates primarily to our investment in Mission Providence, a joint venture in Australia. Mission Providence has incurred start-up and administrative costs to date, and expects to begin delivering services in the second quarter of 2015.

Loss on foreign currency translation. Loss on foreign currency of approximately $0.3 million and $0.1 million for Q1 2015 and Q1 2014, respectively, was primarily due to translation adjustments on intercompany transactions with our foreign subsidiaries.

Provision for income taxes. Our effective tax rate for Q1 2015 and Q1 2014 was 53.9% and 40.1%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q1 2015 and Q1 2014 due primarily to state taxes as well as various non-deductible expenses. Q1 2015 non-deductible expenses included the loss on equity investment relating to the Mission Providence joint venture in Australia, which had a significant impact on the effective tax rate.

Segment Results. The following analysis includes discussion on each of our segments. Certain corporate costs have been allocated to the operating segments below which represent costs that directly relate to a specific segment. All other corporate costs, eliminations and the results of our wholly-owned captive insurance subsidiary are included below in “Corporate and Other”.

NET Services

NET Services segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$254,760	100.0%	$198,077	100.0%

Service expense	229,247	90.0%	175,230	88.5%
General and administrative expense	2,497	1.0%	1,950	1.0%
Depreciation and amortization	2,277	0.9%	1,761	0.9%
Operating income	$20,739	8.1%	$19,136	9.7%

Service revenue. Our NET Services segment revenues increased by $56.7 million during Q1 2015, a 28.6% increase compared to Q1 2014. The increase was primarily related to new contracts in Rhode Island, Maine and Texas and increased membership in certain states. The increase in revenue was partially offset by the elimination of our contracts in Mississippi and Connecticut.

Service expense. Service expense for our NET Services segment included the following for Q1 2015 and Q1 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$33,713	13.2%	$24,624	12.4%
Purchased services	186,650	73.3%	143,945	72.7%
Other operating expenses	8,554	3.4%	6,448	3.3%
Stock-based compensation	330	0.1%	213	0.1%
Total service expense	$229,247	90.0%	$175,230	88.5%

The increase in service expense is primarily attributable to the increase in purchased transportation services. The increase in purchased services as a percentage of revenue is primarily a result of an increase in utilization, partially attributable to less severe winter weather in Q1 2015 versus Q1 2014. Additionally, utilization has been affected by increased use by the Patient Protection and Affordable Care Act population as they become more familiar with the availability of NET services.

General and administrative expense. Our NET Services segment’s general and administrative expenses included approximately $2.5 million and $2.0 million for Q1 2015 and Q1 2014, respectively, of facility costs, which have increased due to the overall growth of our operations, including the opening of a new call center in Arizona in December 2014.

Depreciation and amortization expense. Our NET Services segment’s depreciation and amortization expenses increased by approximately $0.5 million, yet remained constant at approximately 0.9% of revenue.

Human Services

Human Services segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$86,187	100.0%	$84,102	100.0%

Service expense	77,540	90.0%	78,907	93.8%
General and administrative expense	4,980	5.8%	4,936	5.9%
Depreciation and amortization	1,847	2.1%	1,579	1.9%
Operating income (loss)	$1,820	2.1%	$(1,320)	-1.6%

Service revenue. Our Human Services segment revenues increased by $2.1 million during Q1 2015, a 2.5% increase compared to Q1 2014. The increase was primarily attributable to $5.5 million of revenue derived from two human services entities that were acquired in 2014, as well as revenue growth of approximately $2.2 million related to expansion in Maine, new sites opened in Pennsylvania and the growth of foster care services in Tennessee. These increases were offset by a decrease of approximately $5.9 million related to the termination of the Texas foster care contract in 2014.

Service expense. Service expense for our Human Services segment included the following for Q1 2015 and Q1 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$61,807	71.7%	$57,372	68.2%
Purchased services	5,009	5.8%	11,504	13.7%
Other operating expenses	10,691	12.4%	10,071	12.0%
Stock-based compensation	33	0.0%	(40)	0.0%
Total service expense	$77,540	90.0%	$78,907	93.8%

Our Human Services segment service expense decreased by $1.4 million during Q1 2015, a 1.7% decrease compared to Q1 2014. The decrease was primarily attributable to a decrease of $6.7 million in service expense related to the termination of the Texas foster care contract in 2014, as well as cost savings attributable to the continued consolidation of certain regional back offices and the rationalization of certain administrative functions. This decrease was partially offset by the additional service expense of approximately $4.8 million related to the two human services entities that were acquired in 2014.

General and administrative expense. Our Human Services segment’s general and administrative expenses are primarily comprised of facilities costs. General and administrative costs were generally flat in Q1 2015 compared to Q1 2014.

Depreciation and amortization expense. Our Human Services segment’s depreciation and amortization expenses for Q1 2015 increased approximately $0.3 million compared to Q1 2014 which is primarily attributable to the depreciation and amortization expense related to the two human services entities that were acquired in 2014.

WD Services

WD Services segment information for Q1 2014 has been recast to include our legacy workforce development businesses (those that existed prior to the acquisition of Ingeus and were previously included in the Human Services segment) as part of the WD Services segment. WD Services segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$107,618	100.0%	$7,448	100.0%

Service expense	94,244	87.6%	6,419	86.2%
General and administrative expense	7,225	6.7%	504	6.8%
Depreciation and amortization	3,316	3.1%	131	1.8%
Operating income	$2,833	2.6%	$394	5.3%

Service revenue. Our WD Services segment revenues increased by $100.2 million from Q1 2014 to Q1 2015. The increase was attributable to the acquisition of Ingeus on May 30, 2014, which contributed $101.0 million of revenue for Q1 2015.

Service expense. Service expense for our WD Services segment included the following for Q1 2015 and Q1 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$66,562	61.9%	$4,111	55.2%
Purchased services	16,194	15.0%	307	4.1%
Other operating expenses	9,916	9.2%	2,001	26.9%
Stock-based compensation	1,572	1.5%	-	0.0%
Total service expense	$94,244	87.6%	$6,419	86.2%

The increase in service expense in Q1 2015 compared to Q1 2014 was primarily related to the acquisition of Ingeus in May 2014. Service expense for Ingeus totaled approximately $86.3 million in Q1 2015, and includes approximately $1.5 million in stock-based compensation related to the amortization of the fair value of restricted stock awards issued in connection with the acquisition.

General and administrative expense. Our WD Services segment’s general and administrative expenses included approximately $7.2 million and $0.5 million for Q1 2015 and Q1 2014, respectively, of facility costs. The increase is due primarily to the acquisition of Ingeus.

Depreciation and amortization expense. Our WD Services segment’s depreciation and amortization expenses for Q1 2015 increased by approximately $3.2 million compared to Q1 2014. This increase was primarily attributable to the depreciation and amortization expenses related to Ingeus.

HA Services

HA Services segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$57,432	100.0%	$-	0.0%

Service expense	43,213	75.2%	-	0.0%
General and administrative expense	523	0.9%	-	0.0%
Depreciation and amortization	7,182	12.5%	-	0.0%
Operating income	$6,514	11.3%	$-	0.0%

Service revenue. Our HA Services segment revenues in Q1 2015 were comprised of revenues from Matrix, which we acquired in October 2014.

Service expense. Service expense for our HA Services segment included the following for Q1 2015 and Q1 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$35,112	61.1%	$-	0.0%
Purchased services	227	0.4%	-	0.0%
Other operating expenses	7,864	13.7%	-	0.0%
Stock-based compensation	10	0.0%	-	0.0%
Total service expense	$43,213	75.2%	$-	0.0%

General and administrative expense. Our HA Services segment’s general and administrative expenses included approximately $0.5 million of facility costs in Q1 2015.

Depreciation and amortization expense. Our HA Services segment’s depreciation and amortization expenses include approximately $6.5 million of amortization of intangible assets acquired in the Matrix acquisition.

Corporate and Other

Our Corporate and Other financial results were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$(202)	100.0%	$(224)	100.0%

Service expense	(376)	186.1%	(619)	276.3%
General and administrative expense	9,459	-4682.7%	6,227	-2779.9%
Depreciation and amortization	278	-137.6%	257	-114.7%
Operating loss	$(9,563)	4734.2%	$(6,089)	2718.3%

Operating loss. Corporate and Other operating loss increased by approximately $3.5 million in Q1 2015 as compared to Q1 2014. This increase was primarily attributable to the increase in general and administrative expenses of approximately $3.2 million in Q1 2015 as compared to Q1 2014. The increase in expense from Q1 2014 to Q1 2015 was primarily attributable to increased stock compensation expense for cash settled awards of approximately $2.0 million, increased stock compensation for share settled awards of approximately $0.7 million, increased accounting and auditing fees of approximately $1.0 million and increased payroll and related costs of approximately $0.5 million. These increases were partially offset by a decrease in acquisition costs of approximately $1.8 million. No other line items had a significant impact on the operating loss.

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

In our Human Services operating segment, lower client demand for its home and community based services during the holiday and summer seasons generally results in lower revenue during those periods. Our operating expenses related to the Human Services operating segment do not vary significantly with these changes in revenue. As a result, our Human Services operating segment typically experiences lower operating margins during the holiday and summer seasons.

In our HA and WD Services operating segments, our revenues typically do not experience a consistent seasonal pattern.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs, commitments to fund investments and debt service requirements. We expect to meet these requirements through available cash on hand, the generation of cash from our operating segments and availability under our revolving credit facility.

Cash flow from operating activities was our primary source of cash in Q1 2015. Our balance of cash and cash equivalents was approximately $170.1 million and $160.4 million at March 31, 2015 and December 31, 2014, respectively. Approximately $75.9 million of cash was held in foreign countries at March 31, 2015, and is not available to fund domestic operations unless the funds are repatriated. The repatriation of funds would be subject to certain taxes and fees that are prohibitive, and as such, we do not currently intend to repatriate funds held internationally. We had restricted cash of approximately $18.0 million and $18.6 million at March 31, 2015 and December 31, 2014, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At March 31, 2015 and December 31, 2014, our total debt was approximately $504.0 million and $575.2 million, respectively.

We may access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $15.4 million for Q1 2015. These cash flows included net income of approximately $6.2 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes and other items of approximately $18.2 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●

approximately $49.7 million related to the increase in accounts receivable attributable to new contracts related to our WD Services segment and increased accounts receivable for two customers in our NET Services segment,

●

approximately $14.1 million related to the increase in accounts payable and accrued expense primarily due to increased accrued liabilities in our WD Services segment which were offset by decreases in our NET Services and HA Services segments, and

●	approximately $17.8 million due to the increase in accrued purchased transportation related to new contracts, as well as higher utilization in existing contracts, in our NET Services segment.

Investing activities. Net cash used in investing activities totaled approximately $7.4 million for Q1 2015. Approximately $6.4 million was used to purchase property and equipment to support the growth of our operations and approximately $1.7 million was used for the final settlement of purchase price adjustments related to the Ingeus acquisition. The $1.7 million of purchase price adjustments were reflected in the consolidated balance sheets as of December 31, 2014.

Financing activities. Net cash provided by financing activities totaled approximately $4.7 million for Q1 2015. Cash provided by financing activities included approximately $80.7 million of net proceeds from the issuance of preferred stock and $2.2 million of cash received from employee stock option exercises. Cash used in financing activities included the repayment of our note payable to a related party totaling $65.5 million, scheduled debt payments under our credit facility of approximately $5.8 million and the payment of contingent consideration related to the Ingeus acquisition of approximately $7.5 million.

Obligations and commitments

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to our term loan at March 31, 2015 was 3.26%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio.

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

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of March 31, 2015.

We had $201.7 million of borrowings outstanding under the revolving credit facility as of March 31, 2015. $25.0 million of the revolving credit facility is available to collateralize certain letters of credit. As of March 31, 2015, there were nine letters of credit in the amount of approximately $10.4 million collateralized under the revolving credit facility. At March 31, 2015, our available credit under the revolving credit facility was $27.9 million.

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

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At March 31, 2015, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was approximately $1.0 million, $3.2 million and $9.8 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2015 was approximately $5.9 million. Further, SPCIC had restricted cash of approximately $16.9 million and $17.5 million at March 31, 2015 and December 31, 2014, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

           Historically, we also provided reinsurance for policies written by a third party insurer for general liability, automobile liability, and automobile physical damage coverage to certain members of the network of subcontracted transportation providers and independent third parties under our NET Services segment through Provado Insurance Services, Inc. (“Provado”).  While Provado did not renew its insurance agreement in February 2011 and no longer assumes liabilities for new policies, it will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to those policies. The cumulative reserve for expected losses of this reinsurance program at March 31, 2015 was approximately $0.6 million.

Health Insurance

           We offer our NET Services segment and Human Service segment employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $2.0 million as of March 31, 2015 and December 31, 2014, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

Foreign currency risk

As of March 31, 2015, we conducted business in eleven countries outside the US. As such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. For Q1 2015, we used 11 functional currencies and generated approximately $103.6 million of our net operating revenues from operations outside the US. As we expand further into international markets, we expect the risk from foreign currency exchange rates to increase.

A 10% adverse change in the foreign currency exchange rate from the Great British Pound to the US Dollar would have a $9.0 million impact on revenue, but would not significantly impact net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on the revenue or operating results of the Company.

Interest rate and market risk

As of March 31, 2015, we had borrowings under our term loans of $275.9 million and borrowings under our revolving line of credit of $201.7 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 3.00% per annum as of March 31, 2015. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $14.5 million over the remaining term of the Amended and Restated Credit Agreement, which expires in 2018.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report (March 31, 2015) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2015 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2015.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2015:

			Total Number of
	Total Number		Shares of Common Stock	Maximum Number of
	of Shares of	Average Price	Purchased as Part of	Shares of Common Stock
	Common Stock	Paid per	Publicly Announced	that May Yet Be Purchased
Period	Purchased	Share	Plans or Program	Under the Plans or Program (2)
Month 1:
January 1, 2015
to
January 31, 2015	1,572	$36.62	-	243,900

Month 2:
February 1, 2015
to
February 28, 2015	1,180	$40.22	-	243,900

Month 3:
March 1, 2015
to
March 31, 2015	12,434	$49.63	-	243,900

Total	15,186	$47.55	-	243,900

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of March 31, 2015, we spent a cumulative amount of approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Dividends

Our existing debt agreement restricts the payment of dividends by the Company on its common stock.

Item 6.	Exhibits.

Exhibit Number	Description

10.1(1)	Employment Agreement, dated January 14, 2015, by and between The Providence Service Corporation and James Lindstrom.

10.2(2)	Employment and Separation Agreement, dated February 2, 2015, by and between The Providence Service Corporation and Robert E. Wilson.

**10.3	Form of 2015 Performance Restricted Stock Unit Agreements

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

**	Filed herewith.
(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 11, 2015	By:	/s/ Warren S. Rustand
Warren S. Rustand Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ James Lindstrom
James Lindstrom Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Employment Agreement, dated January 14, 2015, by and between The Providence Service Corporation and James Lindstrom.

10.2(2)	Employment and Separation Agreement, dated February 2, 2015, by and between The Providence Service Corporation and Robert E. Wilson.

**10.3	Form of 2015 Performance Restricted Stock Unit Agreements

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

**	Filed herewith.

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.