Form 10-Q
period 2015-06-30
PROVIDENCE SERVICE CORP
filed 2015-08-07
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, there were outstanding 16,052,979 shares (excluding treasury shares of 1,029,638) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145,161	$160,406
Accounts receivable, net of allowance of $6,893 in 2015 and $6,034 in 2014	211,741	151,344
Other receivables	15,131	6,866
Prepaid expenses and other	42,149	46,157
Restricted cash	3,641	3,807
Deferred tax assets	998	6,066
Total current assets	418,821	374,646
Property and equipment, net	62,127	57,148
Goodwill	358,483	355,641
Intangible assets, net	321,535	340,673
Other assets	40,803	22,373
Restricted cash, less current portion	15,275	14,764
Total assets	$1,217,044	$1,165,245
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$29,663	$25,188
Note payable to related party	-	65,500
Accounts payable	56,441	48,061
Accrued expenses	127,722	121,857
Accrued transportation costs	61,514	55,492
Deferred revenue	27,733	12,245
Reinsurance liability reserve	17,861	11,115
Total current liabilities	320,934	339,458
Long-term obligations, less current portion	458,667	484,525
Other long-term liabilities	30,204	26,609
Deferred tax liabilities	86,432	93,239
Total liabilities	896,237	943,831
Commitments and contingencies (Note 11)
Mezzanine equity
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 805,000 and 0 issued and outstanding; 5.5%/8.5% dividend rate	77,719	-
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,081,535 and 16,870,285 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	270,027	261,155
Accumulated deficit	(495)	(13,366)
Accumulated other comprehensive loss, net of tax	(8,045)	(8,756)
Treasury shares, at cost, 1,029,557 and 1,014,108 shares	(18,420)	(17,686)
Total Providence stockholders' equity	243,084	221,364
Non-controlling interest	4	50
Total stockholders' equity	243,088	221,414
Total liabilities and stockholders' equity	$1,217,044	$1,165,245

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Service revenue	$508,251	$343,953	$1,014,046	$633,356

Operating expenses:
Service expense	450,058	309,130	893,926	569,066
General and administrative expense	23,316	16,156	48,000	29,775
Depreciation and amortization	14,957	5,143	29,857	8,871
Total operating expenses	488,331	330,429	971,783	607,712
Operating income	19,920	13,524	42,263	25,644

Other expenses:
Interest expense, net	4,545	1,261	10,552	2,846
Loss on equity investment	1,059	-	3,542	-
(Gain) Loss on foreign currency translation	(714)	61	(395)	101
Income before income taxes	15,030	12,202	28,564	22,697
Provision for income taxes	8,396	5,530	15,693	9,738
Net income	$6,634	$6,672	$12,871	$12,959

Net income available to common stockholders (Note 9)	$4,181	$6,672	$9,243	$12,959

Earnings per common share:
Basic	$0.26	$0.47	$0.58	$0.93
Diluted	$0.26	$0.46	$0.57	$0.91

Weighted-average number of common shares outstanding:
Basic	16,097,198	14,171,013	16,036,959	14,006,944
Diluted	16,240,898	14,453,964	16,193,372	14,306,898

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$6,634	$6,672	$12,871	$12,959
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	6,007	2,642	711	2,378
Comprehensive income	$12,641	$9,314	$13,582	$15,337

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net income	$12,871	$12,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,165	4,908
Amortization	19,692	3,963
Provision for doubtful accounts	1,369	1,089
Stock based compensation	6,058	1,400
Deferred income taxes	(4,815)	207
Amortization of deferred financing costs	1,071	410
Excess tax benefit upon exercise of stock options	(2,239)	(2,346)
Loss on equity investment	3,542	-
Other non-cash charges	(225)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(60,908)	(21,736)
Other receivables	(2,617)	487
Restricted cash	69	205
Prepaid expenses and other	(8,734)	(4,544)
Reinsurance liability reserve	9,691	4,648
Accounts payable and accrued expenses	17,755	7,172
Accrued transportation costs	6,022	13,554
Deferred revenue	14,555	(52)
Other long-term liabilities	281	(4,009)
Net cash provided by operating activities	23,603	18,275
Investing activities
Purchase of property and equipment	(13,122)	(8,267)
Acquisition of businesses, net of cash acquired	(1,665)	(59,666)
Equity investments	(13,784)	-
Net increase in short-term investments	(9)	(9)
Restricted cash for reinsured claims losses	(413)	(4,744)
Net cash used in investing activities	(28,993)	(72,686)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	80,667	-
Preferred stock dividends	(1,698)	-
Repurchase of common stock, for treasury	(734)	(501)
Proceeds from common stock issued pursuant to stock option exercise	2,377	9,150
Excess tax benefit upon exercise of stock options	2,239	2,346
Proceeds from long-term debt	-	115,000
Repayment of long-term debt	(87,125)	(47,500)
Payment of contingent consideration	(7,496)	-
Debt financing costs	(30)	(700)
Other	(46)	(8)
Net cash (used in) provided by financing activities	(11,846)	77,787
Effect of exchange rate changes on cash	1,991	629
Net change in cash	(15,245)	24,005
Cash at beginning of period	160,406	98,995
Cash at end of period	$145,161	$123,000

Supplemental cash flow information:
Cash paid for interest	$8,994	$2,783
Cash paid for income taxes	$12,484	$12,742

See accompanying notes to unaudited condensed consolidated financial statements

 The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(in thousands, except share and per share data)

1. Basis of Presentation, Description of Business and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation (“Providence,” “the Company,” “our,” “we” and “us”) and its wholly-owned subsidiaries. Investments in non-consolidated entities over which the Company exercises significant influence but does not control are accounted for under the equity method.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. In order to conform to the current year presentation, prior year amounts have been reclassified to show service revenue as one line item, service expense as one line item, and loss on foreign currency translation as a component of other expenses. Additionally, the Company’s legacy workforce development businesses have been reclassified from the Human Services segment to the Workforce Development Services segment.

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued, and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company provides and manages health and human services through non-emergency transportation, community and behavioral health, workforce development and health assessment offerings. The Company operates in four segments, Non-Emergency Transportation Services (“NET Services”), Human Services, Workforce Development Services (“WD Services”) and Health Assessment Services (“HA Services”). The NET Services segment manages transportation networks and arranges for client transportation to health care related facilities and services for state or regional Medicaid agencies, managed care organizations (“MCOs”) and commercial insurers. In the Human Services segment, counselors, social workers and behavioral health professionals work with clients, primarily in the client’s home or community, who are eligible for government assistance due to income level, disabilities or court order. The WD Services segment provides outsourced employability and legal offender rehabilitation case management services, primarily to the eligible participants in government sponsored programs. The HA Services segment primarily provides comprehensive health assessments (“CHAs”), for members enrolled in Medicare Advantage (“MA”) health plans, in patient’s homes or nursing facilities.

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

 Publicly held entities must apply the new revenue standard to interim reporting periods within annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before annual periods beginning after December 15, 2016. The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“ASU 2014-16”). This update requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-16 effective January 1, 2015 and applied the literature to determine the accounting for its convertible preferred stock issued in 2015. The adoption of ASU 2014-16 did not impact the Company's existing financial instruments.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This ASU will impact the Company’s financial statements, as the Company has approximately $4,485 of debt issuance costs at June 30, 2015 that are classified as “Other assets” in the accompanying condensed consolidated balance sheet. The result of the application of this guidance would be to reduce the “Other assets” balance, with a corresponding reduction to “Long-term obligations, less current portion” in the condensed consolidated balance sheet. The Company expects to adopt ASU 2015-03 on January 1, 2016.

2. Concentrations

Contracts with domestic governmental agencies and other domestic entities that contract with governmental agencies accounted for approximately 61.2% and 78.0% of the Company’s domestic revenue for the six months ended June 30, 2015 and 2014, respectively. Contracts with foreign governmental agencies and other foreign entities that contract with governmental agencies accounted for approximately 95.2% and 92.3% of the Company’s foreign revenue for the six months ended June 30, 2015 and 2014, respectively. Additionally, approximately 44.8% of our WD Services revenue for the six months ended June 30, 2015 and 2014 was generated from one foreign payer.

At June 30, 2015, approximately $46,651, or 14.5%, of the Company’s net assets were located in countries outside of the US. At December 31, 2014, approximately $40,213, or 18.2%, of the Company’s net assets were located in countries outside of the US.

3. Equity Investment

The Company entered into a joint venture agreement in November 2014 to form Mission Providence Pty Ltd (“Mission Providence”). As of July 2015, Mission Providence delivers employment services in various regions in Australia. The Company has a 60% ownership in Mission Providence, and has rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company provided and will continue to provide capital contributions to Mission Providence in exchange for its equity interests.

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital, and, as a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s losses are recorded as “Loss on equity investment” in the accompanying condensed consolidated statements of income.

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Mission Providence at June 30, 2015:

Assets	Liabilities
Other Assets	Accrued Expenses	Maximum Exposure to Loss
$19,573	$9,328	$19,573

Under the terms of the joint venture agreement, the Company will be required to make future financial contributions, these future expected contributions are included in “Other Assets” and “Accrued Expenses” in the table above.

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

The Company may be required to pay additional consideration under certain acquisition agreements based on the achievement of certain earnings targets by the acquired businesses. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statements of income. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying condensed consolidated balance sheets and operating expenses in the condensed consolidated statements of income. The fair value of the Company’s contingent consideration was $2,611 at June 30, 2015, which is included in “Other long-term liabilities” in the condensed consolidated balance sheets. The fair value of the Company’s contingent consideration was $10,549 at December 31, 2014, of which $7,767 was included in “Accrued expenses” and $2,782 was included in “Other long-term liabilities” in the condensed consolidated balance sheets. The decrease in the contingent consideration since December 31, 2014 is attributable to payments totaling $7,496 made in the first quarter of 2015 and changes in the foreign currency translation rate.

5. Long-Term Obligations and Note Payable to Related Party

          The Company’s long-term obligations were as follows:

	June 30,	December 31,
	2015	2014

$240,000 revolving loan (previously $165,000; amended May 28, 2014), LIBOR plus 2.25% - 3.25% (effective rate of 3.23% at June 30, 2015) through August 2018 with interest payable at least once every three months	$191,700	$201,700
$250,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.28% at June 30, 2015), with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months through August 2018	240,625	250,000
$60,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.28% at June 30, 2015), with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	56,625	58,875
14.0% unsecured related party, subordinated bridge note with principal due September 30, 2018 and interest payable quarterly	-	65,500
2.0% unsecured, subordinated note to former stockholder of acquired company, principal and interest due May 2016	600	600
	489,550	576,675
Less unamortized discount on debt	1,220	1,462
	488,330	575,213
Less current portion	29,663	90,688
Total long-term obligations, less current portion	$458,667	$484,525

           The carrying amount of the long-term obligations approximated their fair value at June 30, 2015 and December 31, 2014. The fair value of the Company’s long-term obligations was estimated based on interest rates for the same or similar debt offered to the Company having same or similar remaining maturities and collateral requirements.

Related party unsecured subordinated bridge note

On October 23, 2014, the Company issued to Coliseum Capital Management, LLC and certain of its affiliates (“Coliseum”), a related party, a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500 (the “Note”) due September 30, 2018. The Note was repaid in full on February 11, 2015, with the proceeds from a registered rights offering of convertible preferred stock (“Rights Offering”) and a related standby purchase agreement.

6. Stock-Based Compensation Arrangements

           The Company issues both option awards and restricted stock to employees and non-employee directors. Option awards and restricted stock vest commensurate with the respective award agreements. The fair value expense of option awards was estimated on the date of grant using the Black-Scholes option pricing formula and amortized over the option’s vesting periods, and the fair value expense of restricted stock grants was determined based on the closing market price of the Company’s common stock on the date of grant and is recognized as stock based compensation expense over the vesting period. The following table summarizes the stock option activity:

	For the six months ended June 30, 2015
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	813,622	$30.77
Exercised	(147,461)	$16.12
Forfeited or expired	(21,500)	$36.27
Outstanding at June 30, 2015	644,661	$33.94

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s restricted common stock:

	For the six months ended June 30, 2015
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	688,262	$37.71
Granted	29,959	$50.73
Vested	(213,018)	$33.83
Forfeited or cancelled	(250)	$15.50
Non-vested at June 30, 2015	504,953	$40.13

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

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's convertible preferred stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the "Standby Purchasers") and the Company, the remaining 524,116 shares of the Company's preferred stock were purchased by the Standby Purchasers at the $100 per share subscription price. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement. Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock, at a purchase price of $105 per share, of the same series and having the same conversion price as the convertible preferred stock sold in the Rights Offering.

The Company may pay a noncumulative cash dividend on each share of convertible preferred stock, when, as and if declared by its board of directors, at the rate of five and one-half percent (5.5%) per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, the Company must determine its intention whether or not to pay a cash dividend with respect to that ensuing quarter and will give notice of its intention to each holder of convertible preferred stock as soon as practicable thereafter.

In the event the Company does not declare and pay a cash dividend, the Company will pay paid in kind (“PIK”) dividends by increasing the liquidation preference of the convertible preferred stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to such then applicable liquidation preference multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2015, and, if declared, will begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends totaling $594 and $1,104 were paid to preferred stockholders on April 1, 2015 and July 1, 2015, respectively.

The convertible preferred stock is accounted for as mezzanine equity as it could be redeemed upon certain change in control events that are not solely in the control of the Company. Dividends are recorded in stockholders equity and consist of the 5.5%/8.5% dividend.

Convertible preferred stock, net at June 30, 2015 consisted of the following:

Original issue price of convertible preferred stock	$81,250
Less: Issuance costs	(3,531)
Total convertible preferred stock, net	$77,719

8. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, accumulated deficit, accumulated other comprehensive loss and treasury stock for the six months ended June 30, 2015:

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount
Balance at December 31, 2014	16,870,285	$17	$261,155	$(13,366)	$(8,756)	1,014,108	$(17,686)
Stock-based compensation	-	-	6,058	-	-	-	-
Exercise of employee stock options, including net tax windfall of $2,135	147,461	-	4,512	-	-	-	-
Restricted stock issued	63,789	-	-	-	-	15,449	(734)
Foreign currency translation adjustments	-	-	-	-	711	-	-
Beneficial conversion feature related to preferred stock	-	-	1,071	-	-	-	-
Convertible preferred stock dividends	-	-	(1,698)	-	-	-	-
Amortization of convertible preferred stock discount	-	-	(1,071)	-	-	-	-
Net income	-	-	-	12,871	-	-	-

Balance at June 30, 2015	17,081,535	$17	$270,027	$(495)	$(8,045)	1,029,557	$(18,420)

9. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$6,634	$6,672	$12,871	$12,959
Less dividends on convertible preferred stock	(1,104)	-	(1,698)	-
Less amortization of convertible preferred stock discount	(825)	-	(1,071)	-
Less income allocated to participating securities	(524)	-	(859)	-
Net income available to common stockholders	4,181	6,672	9,243	12,959

Denominator:
Denominator for basic earnings per share -- weighted-average shares	16,097,198	14,171,013	16,036,959	14,006,944
Effect of dilutive securities:
Common stock options and restricted stock awards	143,700	265,779	156,413	282,782
Performance-based restricted stock units	-	17,172	-	17,172
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	16,240,898	14,453,964	16,193,372	14,306,898

Basic earnings per share	$0.26	$0.47	$0.58	$0.93
Diluted earnings per share	$0.26	$0.46	$0.57	$0.91

For the three and six months ended June 30, 2015, 805,000 and 594,171 shares of convertible preferred stock, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

10. Income Taxes

           The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2015 was 55.9% and 54.9%, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2014 was 45.3% and 42.9%, respectively. For both periods, the Company’s effective tax rate was higher than the United States federal statutory rate of 35.0%, due primarily to state income taxes as well as non-deductible expenses. Non-deductible expenses for the three and six months ended June 30, 2015 included the loss on equity investment.

11. Commitments and Contingencies

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Chancery Court of the State of Delaware, captioned In re The Providence Service Corporation Derivative Litigation, Case No. 11149.  The complaint names Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum LLC”) as defendants, and the Company as a nominal defendant.  The complaint states direct claims alleging that the dividend rate increase term in the Company’s outstanding convertible preferred stock is an impermissibly coercive measure that impairs the voting rights of the Company’s stockholders on the removal of certain voting and conversion caps (“Caps”) currently applicable to the preferred stock, and that Individual Defendants have breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s preferred stock, and by failing to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint states derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and standby agreement with Coliseum LLC, and granting Coliseum LLC certain stock options.  The complaint further alleges that Coliseum LLC has aided and abetted the Individual Defendants in breaching their fiduciary duties and that demand on the Board is excused as futile.  The complaint seeks, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, a finding that the Individual Defendants are liable for breaching their fiduciary duties to the Company and the Company’s stockholders, a finding that Coliseum LLC is liable for aiding and abetting the Individual Defendant’s breaches of their fiduciary duties, a finding that Coliseum LLC is liable for unjust enrichment, a finding that demand on the Board is excused as futile, a revision or rescission of the terms of the Subordinated Note and preferred stock as necessary and/or appropriate, a requirement for the Company to reform its corporate governance profile to protect against future misconduct similar to that alleged by the putative stockholder class, a certification of the putative stockholder class, costs and disbursements (including expenses, attorneys’ and experts’ fees), and any other and further relief as is just and equitable.  On June 26, 2015, the Court entered a schedule governing expedited proceedings as agreed to by counsel for the parties. A hearing on plaintiff’s motion to enjoin the stockholder vote is scheduled for September 10, 2015. The Company believes the plaintiffs’ allegations lack merit and will vigorously contest them. Accordingly, the Company has not recorded any liabilities related to this matter as the probability and range of a settlement cannot be determined.

The Company is involved in other various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $1,461 and $1,432 at June 30, 2015 and December 31, 2014, respectively.

12. Transactions with Related Parties

On October 23, 2014, the Company issued to Coliseum, a related party, a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500. Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3,015 on the issuance of the Note. Coliseum held approximately 15% of our outstanding common stock as of October 23, 2014 and is the Company’s largest shareholder. Additionally, Christopher Shackelton, who serves as the Company’s Chairman of the board of directors and since June 1, 2015 has served as interim Chief Executive Officer of the Company, is also a Managing Partner at Coliseum Capital Management, LLC.

The Note was repaid in full on February 11, 2015, with the proceeds from a registered Rights Offering and related standby purchase commitment described above, which allowed all of the Company’s existing common stockholders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price of $100 per share, as further described above.

In connection with the anticipated Rights Offering, on October 23, 2014, the Company entered the Standby Purchase Agreement with the Standby Purchasers, pursuant to which the Standby Purchasers agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of the Company’s common stock. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, the Company paid the Standby Purchasers a fee of $2,947, which is included in “Convertible Preferred Stock, Net” in the condensed consolidated balance sheet at June 30, 2015. In addition the Standby Purchasers had the right, exercisable within 30 days following the completion of the Rights Offering, to purchase additional preferred stock valued at $15,000 at a price per share of $105 which was exercised on March 12, 2015. Preferred stock dividends earned by Coliseum during the six months ended June 30, 2015 totaled $1,616.

13. Acquisitions

On October 23, 2014, the Company acquired all of the outstanding equity of CCHN Group Holdings, Inc. (“Matrix”), the parent company of Community Care Health Network, Inc. (dba Matrix Medical Network ), pursuant to an Agreement and Plan of Merger, dated as of September 17, 2014. The purchase price of Matrix is calculated as follows:

Cash purchase of common stock (including working capital adjustment)	$354,637
Equity consideration (valued using October 23, 2014 stock price)	38,569
Total purchase price	$393,206

The table below presents Matrix’s net assets based upon a preliminary estimate of their respective fair values:

Accounts receivable (1)	$21,546
Other current assets	11,371
Property and equipment	4,293
Intangibles	247,300
Goodwill (2)	213,149
Other non-current assets	3,953
Deferred taxes, net	(83,677)
Accounts payable and accrued liabilities	(24,175)
Other non-current liabilities	(554)
Total	$393,206

(1) The fair value of trade accounts receivable acquired in this transaction was determined to be approximately $21,546. The gross amount due with respect to these receivables is approximately $22,745, of which approximately $1,199 is expected to be uncollectible.

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
*Weighted-average amortization period for intangible assets with definite lives

Pro forma information

Revenue and net income attributable to Ingeus Limited and its wholly-owned subsidiaries (“Ingeus”), which the Company acquired on May 30, 2014, and Matrix included in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014, and the pro forma revenue and net income of the combined entity had these acquisitions occurred as of January 1, 2014, are:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Ingeus results included in the Company's condensed consolidated statements of income:
Revenue	$85,290	$28,835	$186,245	$28,835
Net income (loss)	$956	$702	$(2,790)	$702

Matrix results included in the Company's condensed consolidated statements of income:
Revenue	$55,403	$-	$112,835	$-
Net income	$3,800	$-	$7,527	$-

Consolidated Pro forma:
Revenue	$508,251	$450,016	$1,014,046	$879,384
Net income	$6,634	$10,313	$12,871	$27,765
Diluted earnings per share	$0.26	$0.64	$0.57	$1.75

The pro forma information above for the three and six months ended June 30, 2014 includes the elimination of acquisition related costs, adjustments for compensation and stock-based compensation expense related to employment agreements effective upon consummation of the acquisitions, additional interest expense on the debt issued to finance the acquisitions, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and property and equipment and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on January 1, 2014.

14. Business Segments

The Company’s operations are organized and reviewed by management along its service lines. The Company operates in four segments, NET Services, Human Services, WD Services and HA Services. NET Services includes managing the delivery of non-emergency transportation services. Human Services includes government sponsored home and community based counseling, foster care and not-for-profit management services. WD Services includes workforce development, case management and outsourced employability programs. HA Services provides CHAs for MA health plans in enrolled members’ homes or nursing facilities.

Historically, the Company reported its segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. The Company began analyzing the results of the segments exclusive of the allocation of indirect corporate costs on January 1, 2015. Corporate costs that represent a direct expense of a segment continue to be allocated to the respective segment. The segment results for the three and six months ended June 30, 2014 have been recast to reflect management’s current internal method of segment reporting. The Corporate and Other column includes certain general and administrative costs that are not directly attributable to a specific segment, such as executive, accounting, technology, legal and other costs, as well as consolidation and elimination amounts and the activities of the Company’s wholly-owned captive insurance subsidiary. Additionally, beginning January 1, 2015, oversight of the Company’s legacy workforce development businesses (those that existed prior to the acquisition of Ingeus) was transferred to the management of the WD Services segment. The financial results of these legacy workforce development businesses have been reclassified from the Human Services segment to the WD Services segment in the table below.

The following table sets forth certain financial information attributable to the Company’s business segments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	NET Services	Human Services	WD Services	HA Services	Corporate and Other	Total
Revenues	$270,690	$90,222	$92,175	$55,404	$(240)	$508,251
Service expense	246,931	78,711	83,248	41,193	(25)	450,058
General and administrative expense	2,554	4,957	7,984	760	7,061	23,316
Depreciation and amortization	2,329	1,767	3,332	7,185	344	14,957
Operating income (loss)	$18,876	$4,787	$(2,389)	$6,266	$(7,620)	$19,920

Total assets	$279,564	$111,683	$259,810	$501,854	$64,133	$1,217,044

	Three Months Ended June 30, 2014
	NET Services	Human Services	WD Services	HA Services	Corporate and Other	Total
Revenues	$216,296	$91,333	$36,617	$-	$(293)	$343,953
Service expense	196,473	82,603	30,483	-	(429)	309,130
General and administrative expense	2,033	4,936	2,224	-	6,963	16,156
Depreciation and amortization	1,865	1,745	1,261	-	272	5,143
Operating income (loss)	$15,925	$2,049	$2,649	$-	$(7,099)	$13,524

Total assets	$239,439	$118,327	$237,278	$-	$67,945	$662,989

	Six Months Ended June 30, 2015
	NET Services	Human Services	WD Services	HA Services	Corporate and Other	Total
Revenues	$525,450	$176,409	$199,793	$112,836	$(442)	$1,014,046
Service expense	476,178	156,251	177,492	84,406	(401)	893,926
General and administrative expense	5,051	9,937	15,209	1,282	16,521	48,000
Depreciation and amortization	4,606	3,614	6,648	14,367	622	29,857
Operating income (loss)	$39,615	$6,607	$444	$12,781	$(17,184)	$42,263

	Six Months Ended June 30, 2014
	NET Services	Human Services	WD Services	HA Services	Corporate and Other	Total
Revenues	$414,373	$175,435	$44,065	$-	$(517)	$633,356
Service expense	371,703	161,510	36,902	-	(1,049)	569,066
General and administrative expense	3,983	9,872	2,728	-	13,192	29,775
Depreciation and amortization	3,626	3,324	1,392	-	529	8,871
Operating income (loss)	$35,061	$729	$3,043	$-	$(13,189)	$25,644

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2015 and 2014, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2014. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2015 and Q2 2014 mean the three months ended June 30, 2015 and the three months ended June 30, 2014, respectively. In addition, references to YTD 2015 and YTD 2014 mean the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively.

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

Critical accounting estimates and policies

As of June 30, 2015, there has been no change in our accounting policies or the underlying assumptions or methodologies used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2014.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our service lines. We operate in four segments, NET services, Human Services, WD Services and HA Services. NET Services includes managing the delivery of non-emergency transportation services. Human Services includes government sponsored home and community based counseling, foster care and not-for-profit management services. WD Services includes workforce development, case management and outsourced employability programs. HA Services provides comprehensive health assessments (“CHAs”) for Medicare Advantage (“MA”) health plans in enrolled members’ homes or nursing facilities.

Historically, we reported our segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. We began analyzing the results of the segments exclusive of the allocation of indirect corporate costs on January 1, 2015. Corporate costs that represent a direct expense of a segment continue to be allocated to the respective segment. The segment results for Q2 2014 and YTD 2014 have been recast to reflect management’s current internal method of segment reporting. The Corporate and Other information includes certain general and administrative costs that are not directly attributable to a specific segment, such as executive, accounting, technology, legal and other costs, as well as consolidation and elimination amounts and the activities of our wholly-owned captive insurance subsidiary. Additionally, beginning January 1, 2015, oversight of our legacy workforce development businesses (those that existed prior to the acquisition of Ingeus) was transferred to the management of the WD Services segment. The financial results of these legacy workforce development businesses have been reclassified from the Human Services segment to the WD Services segment in the tables below.

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q2 2015 and Q2 2014 (in thousands):

	Three months ended
	June 30,
	2015		2014
	$	%	$	%
Service revenue	508,251	100.0	343,953	100.0

Operating expenses:
Service expense	450,058	88.6	309,130	89.9
General and administrative expense	23,316	4.6	16,156	4.7
Depreciation and amortization	14,957	2.9	5,143	1.5
Total operating expenses	488,331	96.1	330,429	96.1

Operating income	19,920	3.9	13,524	3.9

Non-operating expense:
Interest expense, net	4,545	0.9	1,261	0.4
Loss on equity investment	1,059	0.2	-	-
(Gain) Loss on foreign currency translation	(714)	(0.1)	61	0.0
Income before income taxes	15,030	3.0	12,202	3.5
Provision for income taxes	8,396	1.7	5,530	1.6
Net income	6,634	1.3	6,672	1.9

Service revenue. Consolidated service revenue for Q2 2015 increased $164.3 million, or 47.8%, compared to Q2 2014. Revenue for Q2 2015 included revenue attributable to Matrix totaling $55.4 million. Revenue for Q2 2015 also included an increase in revenue attributable to Ingeus totaling $56.5 million compared to Q2 2014. The acquisitions of Ingeus and Matrix occurred in May 2014 and October 2014, respectively. Additionally, the NET Services segment experienced an increase in revenue of approximately $54.4 million as further discussed below.

Total operating expenses. Consolidated operating expenses for Q2 2015 increased $157.9 million, or 47.8%, compared to Q2 2014. Operating expenses for Q2 2015 included expenses attributable to Matrix totaling $49.1 million. Operating expenses for Q2 2015 also included an increase in expenses attributable to Ingeus totaling $60.7 million compared to Q2 2014. Additionally, NET service expense increased $50.5 million in Q2 2015 as compared to Q2 2014 as further discussed below.

Operating income. Consolidated operating income increased by approximately $6.4 million from Q2 2014 to Q2 2015. The increase was primarily attributable to Matrix’s operating income of approximately $6.3 million, as well as increased profitability of our NET Services and Human Services segments as further discussed below. These increases were offset by a decrease in operating income attributable to Ingeus of approximately $4.2 million in Q2 2015 as compared to Q2 2014.

Interest expense, net. Our current and long-term debt obligations have increased from approximately $191.6 million at June 30, 2014 to $488.3 million at June 30, 2015. The increase in our interest expense, net for Q2 2015 as compared to Q2 2014 primarily resulted from the increase in outstanding debt incurred primarily to fund our acquisitions of Ingeus and Matrix, as well as the amortization of deferred financing fees incurred in October 2014.

Loss on equity investments. The loss on equity investments relates primarily to our investment in Mission Providence, a joint venture in Australia. Mission Providence has incurred start-up and administrative costs to date.

(Gain) loss on foreign currency translation. Gain on foreign currency of approximately $0.7 million and loss on foreign currency of approximately $0.1 million for Q2 2015 and Q2 2014, respectively, were primarily due to translation adjustments on intercompany transactions with our foreign subsidiaries.

Provision for income taxes. Our effective tax rate for Q2 2015 and Q2 2014 was 55.9% and 45.3%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for Q2 2015 and Q2 2014 due primarily to state taxes as well as various non-deductible expenses. Q2 2015 non-deductible expenses included the loss on equity investment relating to the Mission Providence joint venture in Australia, which had a significant impact on the effective tax rate.

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for YTD 2015 and YTD 2014 (in thousands):

	Six months ended
	June 30,
	2015		2014
	$	%	$	%
Service revenue	1,014,046	100.0	633,356	100.0

Operating expenses:
Service expense	893,926	88.2	569,066	89.8
General and administrative expense	48,000	4.7	29,775	4.7
Depreciation and amortization	29,857	2.9	8,871	1.4
Total operating expenses	971,783	95.8	607,712	96.0

Operating income	42,263	4.2	25,644	4.0

Non-operating expense:
Interest expense, net	10,552	1.0	2,846	0.4
Loss on equity investment	3,542	0.3	-	-
(Gain) Loss on foreign currency translation	(395)	(0.0)	101	0.0
Income before income taxes	28,564	2.8	22,697	3.6
Provision for income taxes	15,693	1.5	9,738	1.5
Net income	12,871	1.3	12,959	2.0

Service revenue. Consolidated service revenue for YTD 2015 increased $380.7 million, or 60.1%, compared to YTD 2014. Revenue for YTD 2015 included revenue attributable to Matrix totaling $112.8 million, as well as an increase in revenue attributable to Ingeus totaling $157.4 million compared to YTD 2014. Additionally, the NET Services segment experienced an increase in revenue of approximately $111.1 million as further discussed below.

Total operating expenses. Consolidated operating expenses for YTD 2015 increased $364.1 million, or 59.9%, compared to YTD 2014. Operating expenses for YTD 2015 included expenses attributable to Matrix totaling $100.0 million, as well as an increase in expenses attributable to Ingeus totaling $158.9 million compared to YTD 2014. Additionally, NET service expense increased $104.5 million in YTD 2015 as compared to YTD 2014 as further discussed below.

Operating income. Consolidated operating income increased by approximately $16.6 million, or 64.8%, from YTD 2014 to YTD 2015. The increase was primarily attributable to Matrix’s operating income of approximately $12.8 million, as well as increased profitability of our NET Services and Human Services segments. These increases were offset by a decrease of approximately $1.5 million in the operating income of Ingeus in YTD 2015 as compared to YTD 2014.

Interest expense, net. The increase in our interest expense, net for YTD 2015 as compared to YTD 2014 primarily resulted from the increase in outstanding debt, incurred primarily to fund our acquisitions of Ingeus and Matrix, as well as the amortization of deferred financing fees incurred in October 2014.

Loss on equity investments. The loss on equity investments relates primarily to our investment in Mission Providence. Mission Providence has incurred start-up and administrative costs to date.

(Gain) loss on foreign currency translation. Gain on foreign currency of approximately $0.4 million and loss on foreign currency of approximately $0.1 million for YTD 2015 and YTD 2014, respectively, were primarily due to translation adjustments on intercompany transactions with our foreign subsidiaries.

Provision for income taxes. Our effective tax rate for YTD 2015 and YTD 2014 was 54.9% and 42.9%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 35.0% for YTD 2015 and YTD 2014 due primarily to state taxes as well as various non-deductible expenses. YTD 2015 non-deductible expenses included the loss on equity investment relating to the Mission Providence joint venture in Australia, which had a significant impact on the effective tax rate.

Segment Results. The following analysis includes discussion on each of our segments. Certain corporate costs have been allocated to the operating segments below which represent costs that directly relate to a specific segment. All other corporate costs, eliminations and the results of our wholly-owned captive insurance subsidiary are included below in “Corporate and Other”.

NET Services

NET Services segment financial results were as follows for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$270,690	100.0%	$216,296	100.0%

Service expense	246,931	91.2%	196,473	90.8%
General and administrative expense	2,554	0.9%	2,033	0.9%
Depreciation and amortization	2,329	0.9%	1,865	0.9%
Operating income	$18,876	7.0%	$15,925	7.4%

Service revenue. Our NET Services segment revenues increased by $54.4 million during Q2 2015, a 25.1% increase compared to Q2 2014. The increase was primarily related to new contracts in Rhode Island, Maine, Illinois and Texas, and increased membership in certain states. The increase in revenue was partially offset by the elimination of our contracts in Mississippi and Connecticut.

Service expense. Service expense for our NET Services segment included the following for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$33,653	12.4%	$27,054	12.5%
Purchased services	204,574	75.6%	162,380	75.1%
Other operating expenses	8,779	3.2%	6,859	3.2%
Stock-based compensation	(75)	0.0%	180	0.1%
Total service expense	$246,931	91.2%	$196,473	90.8%

The increase in service expense is primarily attributable to the increase in purchased transportation services as a result of new business. Additionally, client utilization has been affected by increased transportation service use by the Patient Protection and Affordable Care Act population as they become more familiar with the availability of covered services.

General and administrative expense. Our NET Services segment’s general and administrative expenses included approximately $2.6 million and $2.0 million for Q2 2015 and Q2 2014, respectively, of facility costs, which have increased due to the overall growth of our operations, including the opening of a new call center in Arizona in December 2014.

Depreciation and amortization expense. Our NET Services segment’s depreciation and amortization expenses increased by approximately $0.5 million, yet remained constant at approximately 0.9% of revenue.

NET Services segment financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$525,450	100.0%	$414,373	100.0%

Service expense	476,178	90.6%	371,703	89.7%
General and administrative expense	5,051	1.0%	3,983	1.0%
Depreciation and amortization	4,606	0.9%	3,626	0.9%
Operating income	$39,615	7.5%	$35,061	8.5%

Service revenue. Our NET Services segment revenues increased by $111.1 million during YTD 2015, a 26.8% increase compared to YTD 2014. The increase was primarily related to new contracts in Rhode Island, Utah, Maine, Michigan, Illinois, Texas, a national managed care organization program and increased membership in certain states. The increase in revenue was partially offset by the elimination of our contracts in Mississippi and Connecticut.

Service expense. Service expense for our NET Services segment included the following for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$67,366	12.8%	$51,678	12.5%
Purchased services	391,224	74.5%	306,325	73.9%
Other operating expenses	17,334	3.3%	13,307	3.2%
Stock-based compensation	254	0.0%	393	0.1%
Total service expense	$476,178	90.6%	$371,703	89.7%

The increase in service expense is primarily attributable to the increase in purchased transportation services. The increase in purchased services as a percentage of revenue is primarily a result of an increase in utilization, partially attributable to less severe winter weather in the first quarter of 2015 versus the first quarter of 2014. Additionally, utilization has increased due to increased client use by the Patient Protection and Affordable Care Act population as they become more familiar with the availability of NET services.

General and administrative expense. Our NET Services segment’s general and administrative expenses included approximately $5.1 million and $4.0 million for YTD 2015 and YTD 2014, respectively, of facility costs, which have increased due to the overall growth of our operations, including the opening of a new call center in Arizona in December 2014.

Depreciation and amortization expense. Our NET Services segment’s depreciation and amortization expenses increased by approximately $1.0 million, yet remained constant at approximately 0.9% of revenue.

Human Services

Human Services segment financial results were as follows for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$90,222	100.0%	$91,333	100.0%

Service expense	78,711	87.2%	82,603	90.4%
General and administrative expense	4,957	5.5%	4,936	5.4%
Depreciation and amortization	1,767	2.0%	1,745	1.9%
Operating income (loss)	$4,787	5.3%	$2,049	2.2%

Service revenue. Our Human Services segment revenues decreased by $1.1 million during Q2 2015, a 1.2% decrease compared to Q2 2014. The decrease was primarily a result of the termination of the Texas foster care contract in 2014, which led to a decrease in revenue of approximately $7.3 million in Q2 2015. The decrease in revenue was partially offset by an increase in revenue of approximately $4.3 million derived from two human services entities that were acquired in 2014, as well as approximately $0.8 million related to collection of reserved revenue in California, expansion in Maine and the growth of foster care services in Tennessee.

Service expense. Service expense for our Human Services segment included the following for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$61,732	68.4%	$55,290	60.5%
Purchased services	5,027	5.6%	12,826	14.0%
Other operating expenses	11,915	13.2%	14,424	15.8%
Stock-based compensation	37	0.0%	63	0.1%
Total service expense	$78,711	87.2%	$82,603	90.4%

Our Human Services segment service expense decreased by $3.9 million during Q2 2015, a 4.7% decrease compared to Q2 2014. The decrease was primarily attributable to a decrease of $8.5 million in service expense related to the termination of the Texas foster care contract in 2014, as well as increased provider productivity, consolidation of back offices and rationalization of administrative functions. These decreases were partially offset by additional service expense of approximately $3.7 million related to the two human services entities that were acquired in 2014.

General and administrative expense. Our Human Services segment’s general and administrative expenses are primarily comprised of facilities costs. General and administrative costs were generally flat in Q2 2015 compared to Q2 2014 at $5.0 million and $4.9 million, respectively.

Depreciation and amortization expense. Our Human Services segment’s depreciation and amortization expenses of $1.8 million for Q2 2015 were relatively consistent with the depreciation and amortization expenses of $1.7 million for Q2 2014.

Human Services segment financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$176,409	100.0%	$175,435	100.0%

Service expense	156,251	88.6%	161,510	92.1%
General and administrative expense	9,937	5.6%	9,872	5.6%
Depreciation and amortization	3,614	2.0%	3,324	1.9%
Operating income (loss)	$6,607	3.7%	$729	0.4%

Service revenue. Our Human Services segment revenues increased by $1.0 million during YTD 2015, compared to YTD 2014. The increase was primarily attributable to $9.7 million of revenue derived from two human services entities that were acquired in 2014, as well as revenue growth related to expansion in Maine, new sites opened in Pennsylvania and the growth of foster care services in Tennessee. These increases were offset by a decrease of approximately $13.1 million related to the termination of the Texas foster care contract in 2014.

Service expense. Service expense for our Human Services segment included the following for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$123,539	70.0%	$112,662	64.2%
Purchased services	10,035	5.7%	24,330	13.9%
Other operating expenses	22,606	12.8%	24,495	14.0%
Stock-based compensation	71	0.0%	23	0.0%
Total service expense	$156,251	88.6%	$161,510	92.1%

Our Human Services segment service expense decreased by $5.3 million during YTD 2015, a 3.3% decrease compared to YTD 2014. The decrease was primarily attributable to a decrease of $15.2 million in service expense related to the termination of the Texas foster care contract in 2014, as well as cost savings attributable to the continued consolidation of certain regional back offices and the rationalization of certain administrative functions. This decrease was partially offset by the additional service expense of approximately $8.5 million related to the two human services entities that were acquired in 2014.

General and administrative expense. Our Human Services segment’s general and administrative expenses are primarily comprised of facilities costs. General and administrative costs were generally flat in YTD 2015 compared to YTD 2014.

Depreciation and amortization expense. Our Human Services segment’s depreciation and amortization expenses for YTD 2015 increased approximately $0.3 million compared to YTD 2014 which is primarily attributable to the depreciation and amortization expense related to the two human services entities that were acquired in 2014.

WD Services

WD Services segment information for Q2 2014 and YTD 2014 has been recast to include our legacy workforce development businesses, which existed prior to the acquisition of Ingeus and were previously included in the Human Services segment, as part of the WD Services segment. WD Services segment financial results were as follows for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$92,175	100.0%	$36,617	100.0%

Service expense	83,248	90.3%	30,483	83.2%
General and administrative expense	7,984	8.7%	2,224	6.1%
Depreciation and amortization	3,332	3.6%	1,261	3.4%
Operating income	$(2,389)	-2.6%	$2,649	7.2%

Service revenue. Our WD Services segment revenues increased by $55.6 million from Q2 2014 to Q2 2015. The increase was attributable to the acquisition of Ingeus on May 30, 2014, which contributed $28.8 million of revenue for Q2 2014 and $85.3 million of revenue for Q2 2015.

Service expense. Service expense for our WD Services segment included the following for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$50,231	54.5%	$17,996	49.1%
Purchased services	20,676	22.4%	7,527	20.6%
Other operating expenses	10,794	11.7%	4,474	12.2%
Stock-based compensation	1,547	1.7%	486	1.3%
Total service expense	$83,248	90.3%	$30,483	83.2%

The increase in service expense in Q2 2015 compared to Q2 2014 was primarily related to the acquisition of Ingeus on May 30, 2014. Service expense attributable to Ingeus totaled approximately $77.3 million in Q2 2015, and includes approximately $1.5 million in stock-based compensation related to the amortization of the fair value of restricted stock awards issued in connection with the acquisition. Service expense attributable to Ingeus totaled approximately $24.4 million in Q2 2014, and included approximately $0.5 million in stock-based compensation related to the amortization of the fair value of restricted stock awards issued in connection with the acquisition. Services expenses also increased as a result of start-up costs associated with a significant new contract in the United Kingdom.

General and administrative expense. Our WD Services segment’s general and administrative expenses included approximately $8.0 million and $2.2 million for Q2 2015 and Q2 2014, respectively, of facility costs. The increase was primarily attributable to facility costs for Ingeus of approximately $7.5 million for Q2 2015 compared to approximately $1.8 million for Q2 2014.

Depreciation and amortization expense. Our WD Services segment’s depreciation and amortization expenses for Q2 2015 increased by approximately $2.1 million compared to Q2 2014. This increase was primarily attributable to the depreciation and amortization expenses related to Ingeus which increased to $3.2 million in Q2 2015 from $1.1 million in Q2 2014.

WD Services segment financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$199,793	100.0%	$44,065	100.0%

Service expense	177,492	88.8%	36,902	83.7%
General and administrative expense	15,209	7.6%	2,728	6.2%
Depreciation and amortization	6,648	3.3%	1,392	3.2%
Operating income	$444	0.2%	$3,043	6.9%

Service revenue. Our WD Services segment revenues increased by $155.7 million from YTD 2014 to YTD 2015. The increase was attributable to the acquisition of Ingeus on May 30, 2014, which contributed $186.2 million of revenue for YTD 2015 and $28.8 million of revenue for YTD 2014.

Service expense. Service expense for our WD Services segment included the following for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$116,793	58.5%	$22,107	50.2%
Purchased services	36,871	18.5%	7,834	17.8%
Other operating expenses	20,710	10.4%	6,475	14.7%
Stock-based compensation	3,118	1.6%	486	1.1%
Total service expense	$177,492	88.8%	$36,902	83.7%

The increase in service expense in YTD 2015 compared to YTD 2014 was primarily related to the acquisition of Ingeus on May 30, 2014. Service expense attributable to Ingeus totaled approximately $165.6 million in YTD 2015, and includes approximately $3.1 million in stock-based compensation related to the amortization of the fair value of restricted stock awards issued in connection with the acquisition. Service expense attributable to Ingeus totaled approximately $24.4 million in YTD 2014, and included approximately $0.5 million in stock-based compensation related to the amortization of the fair value of restricted stock awards issued in connection with the acquisition. Service expenses also increased as a result of start-up costs associated with a significant new contract in the United Kingdom.

General and administrative expense. Our WD Services segment’s general and administrative expenses included approximately $15.2 million and $2.7 million for YTD 2015 and YTD 2014, respectively, of facility costs. The increase was primarily attributable to facility costs for Ingeus of approximately $14.3 million for YTD 2015 compared to approximately $1.8 million for YTD 2014.

Depreciation and amortization expense. Our WD Services segment’s depreciation and amortization expenses for YTD 2015 increased by approximately $5.3 million compared to YTD 2014. This increase was primarily attributable to the depreciation and amortization expenses related to Ingeus which increased to $6.4 million in YTD 2015 from $1.1 million in YTD 2014.

HA Services

HA Services segment financial results were as follows for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$55,404	100.0%	$-	0.0%

Service expense	41,193	74.4%	-	0.0%
General and administrative expense	760	1.4%	-	0.0%
Depreciation and amortization	7,185	13.0%	-	0.0%
Operating income	$6,266	11.3%	$-	0.0%

Service revenue. Our HA Services segment revenues in Q2 2015 were comprised of revenues of Matrix, which we acquired in October 2014.

Service expense. Service expense for our HA Services segment included the following for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$33,437	60.4%	$-	0.0%
Purchased services	255	0.5%	-	0.0%
Other operating expenses	7,488	13.5%	-	0.0%
Stock-based compensation	13	0.0%	-	0.0%
Total service expense	$41,193	74.4%	$-	0.0%

General and administrative expense. Our HA Services segment’s general and administrative expenses included approximately $0.8 million of facility costs in Q2 2015.

Depreciation and amortization expense. Our HA Services segment’s depreciation and amortization expenses include approximately $6.5 million of amortization of intangible assets acquired in the Matrix acquisition.

HA Services segment financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue	$112,836	100.0%	$-	0.0%

Service expense	84,406	74.8%	-	0.0%
General and administrative expense	1,282	1.1%	-	0.0%
Depreciation and amortization	14,367	12.7%	-	0.0%
Operating income	$12,781	11.3%	$-	0.0%

Service revenue. Our HA Services segment revenues in YTD 2015 were comprised of revenues of Matrix, which we acquired in October 2014. We expect the HA Services segment revenue for the second half of 2015 to decrease compared to the first half of 2015 due to the significant number of CHAs that were performed in the first half of the year.

Service expense. Service expense for our HA Services segment included the following for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	$68,547	60.7%	$-	0.0%
Purchased services	482	0.4%	-	0.0%
Other operating expenses	15,353	13.6%	-	0.0%
Stock-based compensation	24	0.0%	-	0.0%
Total service expense	$84,406	74.8%	$-	0.0%

General and administrative expense. Our HA Services segment’s general and administrative expenses included approximately $1.3 million of facility costs in YTD 2015.

Depreciation and amortization expense. Our HA Services segment’s depreciation and amortization expenses include approximately $13.0 million of amortization of intangible assets acquired in the Matrix acquisition.

Corporate and Other

Our Corporate and Other financial results were as follows for Q2 2015 and Q2 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
	$	$
Service revenue	$(240)	$(293)

Service expense	(25)	(429)
General and administrative expense	7,061	6,963
Depreciation and amortization	344	272
Operating loss	$(7,620)	$(7,099)

Operating loss. Corporate and Other operating loss increased by approximately $0.5 million in Q2 2015 as compared to Q2 2014. General and administrative expense increased in Q2 2015 as compared to Q2 2014 due to additional share-settled stock based compensation expense of approximately $1.4 million, which included approximately $0.7 million of expense attributable to stock award modifications related to a separation agreement with our former Chief Executive Officer, as well as an increase of approximately $0.4 million in recruiting fees and $0.3 million in accounting and auditing fees. These increases were partially offset by a decrease in acquisition costs, related to the acquisition of Ingeus, of approximately $2.4 million.

Our Corporate and Other financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
	$	$
Service revenue	$(442)	$(517)

Service expense	(401)	(1,049)
General and administrative expense	16,521	13,192
Depreciation and amortization	622	529
Operating loss	$(17,184)	$(13,189)

Operating loss. Corporate and Other operating loss increased by approximately $4.0 million in YTD 2015 as compared to YTD 2014. This increase was primarily attributable to the increase in general and administrative expenses of approximately $3.3 million in YTD 2015 as compared to YTD 2014. The increase in expense from YTD 2014 to YTD 2015 was primarily attributable to increased stock compensation expense for cash settled awards of approximately $1.6 million, increased stock compensation for share settled awards of approximately $2.1 million, increased accounting and auditing fees of approximately $1.3 million, increased payroll and related costs of approximately $0.5 million and increased recruiting costs of approximately $0.4 million. These increases were partially offset by a decrease in acquisition costs, related to the aquisition of Ingeus, of approximately $4.2 million.

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

Our HA and WD Services operating segments typically do not experience seasonal fluctuations in operating results, however, quarterly volatility in revenue and earnings is common.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs, commitments to fund investments and debt service requirements. We expect to meet these requirements through available cash on hand, the generation of cash from our operating segments and availability under our revolving credit facility.

Cash flow from operating activities was our primary source of cash in YTD 2015. Our balance of cash and cash equivalents was approximately $145.2 million and $160.4 million at June 30, 2015 and December 31, 2014, respectively. Approximately $67.6 million of cash was held in foreign countries at June 30, 2015, and is not available to fund domestic operations unless the funds are repatriated. The repatriation of funds would be subject to certain taxes and fees that are prohibitive, and as such, we do not currently intend to repatriate funds held internationally. We had restricted cash of approximately $18.9 million and $18.6 million at June 30, 2015 and December 31, 2014, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At June 30, 2015 and December 31, 2014, our total debt was approximately $489.6 million and $576.7 million, respectively.

We may access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $23.6 million for YTD 2015. These cash flows included net income of approximately $12.9 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes, loss on equity investment and other items of approximately $34.6 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●

a decrease in cash of approximately $60.9 million primarily related to the increase in accounts receivable of approximately $22.1 million related to our WD Services segment and increased accounts receivable of approximately $32.5 million in our NET Services segment, and

●

an increase in cash of approximately $17.8 million related to the increase in accounts payable and accrued expense, primarily due to increased accounts payable and accrued liabilities related to Ingeus of approximately $16.4 million.

Investing activities. Net cash used in investing activities totaled approximately $29.0 million for YTD 2015. Approximately $13.1 million was used to purchase property and equipment to support the growth of our operations, approximately $13.8 million was used to fund our equity method investment and approximately $1.7 million was used for the final settlement of purchase price adjustments related to the Ingeus acquisition. The $1.7 million of purchase price adjustments were reflected in the consolidated balance sheets as of December 31, 2014.

Financing activities. Net cash used in financing activities totaled approximately $11.8 million for YTD 2015. Cash provided by financing activities included approximately $80.7 million of net proceeds from the issuance of preferred stock and $2.4 million of cash received from employee stock option exercises. Cash used in financing activities included the repayment of our note payable to a related party totaling $65.5 million, scheduled debt payments under our credit facility of approximately $11.6 million, repayments on our revolving credit facility totaling $10.0 million and the payment of contingent consideration related to the Ingeus acquisition of approximately $7.5 million.

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

On October 23, 2014, we entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement and Consent (the “Second Amendment”) to amend the Credit Facility to (i) add a new term loan tranche in aggregate principal amount of up to $250.0 million to partly finance the acquisition of Matrix, (ii) provide the consent of the required lenders to consummate the acquisition of Matrix, (iii) permit incurrence of additional debt to fund the acquisition of Matrix, (iv) add an excess cash flow mandatory prepayment provision and (v) such other amendments which are beneficial to us and provide greater flexibility for our future operations.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Amended and Restated Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to our term loan at June 30, 2015 was 3.28%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio.

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

The $250.0 million term loan is subject to quarterly amortization payments, which commenced on March 31, 2015, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 5.625% between March 31, 2015 and September 30, 2015, 10.0% between December 31, 2015 and September 30, 2016, 12.5% between December 31, 2016 and September 30, 2017, 11.25% between December 31, 2017 and June 30, 2018 and the remaining balance at maturity.

The Credit Facility also requires us (subject to certain exceptions) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of June 30, 2015.

We had $191.7 million of borrowings outstanding under the revolving credit facility as of June 30, 2015. $25.0 million of the revolving credit facility is available to collateralize certain letters of credit. As of June 30, 2015, there were nine letters of credit in the amount of approximately $10.4 million collateralized under the revolving credit facility. At June 30, 2015, our available credit under the revolving credit facility was $27.9 million.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors of a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services segment. Benefits are paid from our general assets under this plan. The total amounts due under these plans were approximately $1.5 million and $1.4 million at June 30, 2015 and December 31, 2014, respectively.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At June 30, 2015, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was approximately $1.1 million, $3.9 million and $10.3 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at June 30, 2015 was approximately $6.1 million. Further, SPCIC had restricted cash of approximately $17.7 million and $17.5 million at June 30, 2015 and December 31, 2014, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

           We offer our NET Services segment and Human Service segment employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $2.4 million and $2.0 million as of June 30, 2015 and December 31, 2014, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, such as any statements about our confidence, strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” and “intends” and similar expressions which are intended to identify forward-looking statements.

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

Foreign currency risk

As of June 30, 2015, we conducted business in 11 countries outside the US. As such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. For Q2 2015, we used 11 functional currencies and generated approximately $191.6 million of our net operating revenues from operations outside the US. As we expand further into international markets, we expect the risk from foreign currency exchange rates to increase.

A 10% adverse change in the foreign currency exchange rate from the Great British Pound to the US Dollar would have a $15.3 million impact on revenue, but would not significantly impact net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on the revenue or operating results of the Company.

Interest rate and market risk

As of June 30, 2015, we had borrowings under our term loans of $297.3 million and borrowings under our revolving line of credit of $191.7 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 3.00% per annum as of June 30, 2015. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $14.2 million over the remaining term of the Amended and Restated Credit Agreement, which expires in 2018.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2015 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2015.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Chancery Court of the State of Delaware, captioned In re The Providence Service Corporation Derivative Litigation, Case No. 11149.  The complaint names Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum”) as defendants, and the Company as a nominal defendant.  The complaint states direct claims alleging that the dividend rate increase term in the Company’s outstanding convertible preferred stock is an impermissibly coercive measure that impairs the voting rights of the Company’s stockholders on the removal of certain voting and conversion caps (“Caps”) currently applicable to the preferred stock, and that Individual Defendants have breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s preferred stock, and by failing to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint states derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and standby agreement with Coliseum, and granting Coliseum certain stock options.  The complaint further alleges that Coliseum has aided and abetted the Individual Defendants in breaching their fiduciary duties and that demand on the Board is excused as futile.  The complaint seeks, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, a finding that the Individual Defendants are liable for breaching their fiduciary duties to the Company and the Company’s stockholders, a finding that Coliseum is liable for aiding and abetting the Individual Defendant’s breaches of their fiduciary duties, a finding that Coliseum is liable for unjust enrichment, a finding that demand on the Board is excused as futile, a revision or rescission of the terms of the Subordinated Note and preferred stock as necessary and/or appropriate, a requirement for the Company to reform its corporate governance profile to protect against future misconduct similar to that alleged by the putative stockholder class, a certification of the putative stockholder class, costs and disbursements (including expenses, attorneys’ and experts’ fees), and any other and further relief as is just and equitable. On June 26, 2015, the Court entered a schedule governing expedited proceedings as agreed to by counsel for the parties. A hearing on plaintiff’s motion to enjoin the stockholder vote is scheduled for September 10, 2015. The Company believes the plaintiffs’ allegations lack merit and will vigorously contest them.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2015:

			Total Number of	Maximum Number of
	Total Number		Shares of Common Stock Purchased	Shares of Common Stock that May Yet
	of Shares of	Average Price	as Part of	Be Purchased
	Common Stock	Paid per	Publicly Announced	Under the Plans
Period	Purchased (1)	Share	Plans or Program	or Program (2)
Month 1:
April 1, 2015 to April 30, 2015	-	$-	-	243,900

Month 2:
May 1, 2015 to May 31, 2015	-	$-	-	243,900

Month 3:
June 1, 2015 to June 30, 2015	263	$46.25	-	243,900

Total	263	$46.25	-	243,900

______________

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of June 30, 2015, we spent a cumulative amount of approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Dividends

Our existing debt agreement restricts the payment of dividends by the Company on its common stock.

Item 6.	Exhibits.

Exhibit Number	Description

10.3(1)	Form of 2015 Performance Restricted Stock Unit Agreements

10.4(2)	Separation and General Release Agreement, by and between The Providence Service Corporation and Warren S. Rustand, dated May 29, 2015

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2015.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 7, 2015	By:	/s/ James Lindstrom
James Lindstrom Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ David Shackelton
David Shackelton Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.3(1)	Form of 2015 Performance Restricted Stock Unit Agreements

10.4(2)	Separation and General Release Agreement, by and between The Providence Service Corporation and Warren S. Rustand, dated May 29, 2015

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2015.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2015.