Form 10-Q
period 2015-09-30
PROVIDENCE SERVICE CORP
filed 2015-11-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2015

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

As of November 5, 2015, there were outstanding 15,373,551 shares (excluding treasury shares of 1,763,523) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

 Item 1.    Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (Note 14)	$106,724	$135,258
Accounts receivable, net of allowance of $5,665 in 2015 and $2,735 in 2014	186,038	107,565
Other receivables	10,242	5,314
Prepaid expenses and other	30,045	43,134
Restricted cash	3,897	3,234
Deferred tax assets	1,859	4,148
Current assets of discontinued operations held for sale	75,854	75,993
Total current assets	414,659	374,646
Property and equipment, net	51,349	42,648
Goodwill	340,854	342,297
Intangible assets, net	295,602	323,904
Other assets	29,713	18,812
Restricted cash, less current portion	15,553	14,764
Non-current assets of discontinued operations held for sale	48,823	51,863
Total assets	$1,196,553	$1,168,934
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$31,000	$24,588
Note payable to related party	-	65,500
Accounts payable	31,961	46,557
Accrued expenses	105,681	99,273
Accrued transportation costs	79,118	55,492
Deferred revenue	28,140	10,743
Reinsurance liability reserve	15,337	11,077
Current liabilities of discontinued operations held for sale	24,222	26,228
Total current liabilities	315,459	339,458
Long-term obligations, less current portion	451,035	484,525
Other long-term liabilities	27,509	25,974
Deferred tax liabilities	88,765	96,928
Non-current liabilities of discontinued operations held for sale	854	635
Total liabilities	883,622	947,520
Commitments and contingencies (Note 11)
Mezzanine equity
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 805,000 and 0 issued and outstanding; 5.5%/8.5% dividend rate	77,719	-
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,136,574 and 16,870,285 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	273,862	261,155
Accumulated deficit	(6,067)	(13,366)
Accumulated other comprehensive loss, net of tax	(14,335)	(8,756)
Treasury shares, at cost, 1,029,638 and 1,014,108 shares	(18,424)	(17,686)
Total Providence stockholders' equity	235,053	221,364
Non-controlling interest	159	50
Total stockholders' equity	235,212	221,414
Total liabilities and stockholders' equity	$1,196,553	$1,168,934

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Service revenue, net	$432,450	$309,474	$1,270,517	$767,902

Operating expenses:
Service expense	390,878	280,444	1,128,984	690,752
General and administrative expense	21,324	20,326	59,084	40,439
Depreciation and amortization	13,370	6,256	39,614	11,805
Total operating expenses	425,572	307,026	1,227,682	742,996
Operating income	6,878	2,448	42,835	24,906

Other expenses:
Interest expense, net	3,809	795	12,734	3,439
Loss on equity investment	4,465	-	8,008	-
Gain on foreign currency translation	(736)	(164)	(1,131)	(63)
Income (loss) from continuing operations before income taxes	(660)	1,817	23,224	21,530
Provision for income taxes	3,120	565	16,267	8,966
Income (loss) from continuing operations, net of tax	(3,780)	1,252	6,957	12,564
Discontinued operations, net of tax	(1,791)	(986)	342	660
Net income (loss)	$(5,571)	$266	$7,299	$13,224

Net income (loss) available to common stockholders (Note 9)	$(6,687)	$266	$3,093	$13,224

Basic earnings (loss) per common share:
Continuing operations	$(0.30)	$0.08	$0.17	$0.87
Discontinued operations	(0.11)	(0.06)	0.02	0.05
Basic earnings (loss) per common share	$(0.41)	$0.02	$0.19	$0.92

Diluted earnings (loss) per common share:
Continuing operations	$(0.30)	$0.08	$0.17	$0.85
Discontinued operations	(0.11)	(0.06)	0.02	0.05
Diluted earnings (loss) per common share	$(0.41)	$0.02	$0.19	$0.90

Weighted-average number of common shares outstanding:
Basic	16,130,421	14,955,773	16,068,455	14,450,248
Diluted	16,130,421	15,176,105	16,220,747	14,723,360

See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$(5,571)	$266	$7,299	$13,224
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(6,290)	(7,559)	(5,579)	(5,182)
Comprehensive income (loss)	$(11,861)	$(7,293)	$1,720	$8,042

 See accompanying notes to unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2015	2014
Operating activities
Net income	$7,299	$13,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,287	8,938
Amortization	29,157	7,968
Provision for doubtful accounts	2,018	1,770
Stock based compensation	8,822	5,375
Deferred income taxes	(7,811)	(3,814)
Amortization of deferred financing costs	1,611	607
Excess tax benefit upon exercise of stock options	(2,364)	(2,835)
Asset impairment charge	1,593	-
Loss on equity investment	8,008	-
Other non-cash charges	(433)	(465)
Changes in operating assets and liabilities:
Accounts receivable	(87,823)	(17,296)
Other receivables	1,177	1,470
Restricted cash	43	168
Prepaid expenses and other	12,719	85
Reinsurance liability reserve	5,174	3,995
Accounts payable and accrued expenses	(10,556)	13,475
Accrued transportation costs	23,626	6,328
Deferred revenue	17,896	628
Other long-term liabilities	248	(5,249)
Net cash provided by operating activities	25,691	34,372
Investing activities
Purchase of property and equipment	(23,834)	(11,623)
Acquisition of businesses, net of cash acquired	(3,433)	(59,666)
Equity investments	(13,785)	-
Net increase in short-term investments	(14)	(14)
Restricted cash for reinsured claims losses	(1,452)	(3,812)
Net cash used in investing activities	(42,518)	(75,115)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	80,667	-
Preferred stock dividends	(2,814)	-
Repurchase of common stock, for treasury	(738)	(501)
Proceeds from common stock issued pursuant to stock option exercise	4,490	10,880
Excess tax benefit upon exercise of stock options	2,364	2,835
Proceeds from long-term debt	-	115,000
Repayment of long-term debt	(92,938)	(47,500)
Payment of contingent consideration	(7,496)	-
Debt financing costs	(287)	(728)
Other	113	36
Net cash (used in) provided by financing activities	(16,639)	80,022
Effect of exchange rate changes on cash	(463)	(1,376)
Net change in cash	(33,929)	37,903
Cash at beginning of period	160,406	98,995
Cash at end of period	$126,477	$136,898

Supplemental cash flow information:
Cash included in current assets of discontinued operations held for sale	$19,753	$26,899
Cash paid for interest	$12,922	$3,930
Cash paid for income taxes	$16,600	$15,714
Significant noncash investing activities:
Unfunded future equity investment capital contributions	$8,501	$-

See accompanying notes to unaudited condensed consolidated financial statements

 The Providence Service Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(in thousands, except share and per share data)

1. Basis of Presentation, Description of Business and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “consolidated financial statements”) include the accounts of The Providence Service Corporation (“Providence,” “the Company,” “our,” “we” and “us”), its wholly-owned subsidiaries and entities in which the Company has a voting controlling interest. Investments in non-consolidated entities over which the Company exercises significant influence but does not control are accounted for under the equity method.

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

During the quarter ended September 30, 2015, the Human Services segment met the criteria for held-for-sale classification due to the execution of an agreement to sell the segment as of September 3, 2015. Since the disposition will result in a strategic shift, that will have a major effect on the Company’s operations and financial results, it is required to be accounted for as a discontinued operation. The assets and liabilities of the Human Services segment are classified as held for sale in the Condensed Consolidated Balance Sheets for all periods presented. Additionally, the operating results of this segment are reported as discontinued operations, net of tax in the Condensed Consolidated Statements of Income for all periods presented.

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued, and considered the effect of such events in the preparation of these consolidated financial statements.

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

Description of Business

The Company provides and manages health and human services through non-emergency transportation, community and behavioral health, workforce development and health assessment offerings. The Company historically operated in four segments, Non-Emergency Transportation Services (“NET Services”), Human Services, Workforce Development Services (“WD Services”) and Health Assessment Services (“HA Services”). As further discussed below, the Company completed the sale of the Human Services segment effective November 1, 2015.

The NET Services segment manages transportation networks and arranges for client transportation to health care related facilities and services for state or regional Medicaid agencies, managed care organizations (“MCOs”) and commercial insurers. The WD Services segment provides outsourced employability and legal offender rehabilitation case management services, primarily to the eligible participants in government sponsored programs. The HA Services segment primarily provides comprehensive health assessments (“CHAs”) for members enrolled in Medicare Advantage (“MA”) health plans, in patient’s homes.

In the Human Services segment, which has been presented as a discontinued operation, counselors, social workers and behavioral health professionals work with clients, primarily in the client’s home or community, who are eligible for government assistance due to income level, disabilities or court order.

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

 Publicly held entities must apply the new revenue standard for annual reporting periods (including interim periods within those annual periods) beginning after December 15, 2017. Early adoption of the standard is permitted, but not before annual periods beginning after December 15, 2016. The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“ASU 2014-16”). This update requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. ASU 2014-16 is effective for publicly held business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-16 effective January 1, 2015 and applied the literature to determine the accounting for its convertible preferred stock issued in 2015. The adoption of ASU 2014-16 did not impact the Company’s existing financial instruments.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For publicly held business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Subsequent to the issuance of ASU 2015-03 the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. The SEC staff guidance is effective upon adoption of ASU 2015-03. This ASU will impact the Company’s financial statements, as the Company has approximately $2,533 of debt issuance costs, not related to line-of-credit agreements, at September 30, 2015 that are classified as “Other assets” in the accompanying condensed consolidated balance sheet. The result of the application of this guidance would be to reduce the “Other assets” balance, with a corresponding reduction to “Long-term obligations, less current portion” in the condensed consolidated balance sheet. The Company expects to adopt ASU 2015-03 on January 1, 2016.

In September 2015 the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, early adoption is permitted. The Company expects to adopt ASU 2015-16 on January 1, 2016. The adoption of the ASU will impact the Company’s accounting and disclosures related to future business acquisitions.

2. Concentrations

Domestic service revenue, net, from continuing operations, totaled 77.2% and 85.2% of service revenue, net for the nine months ended September 30, 2015 and 2014, respectively. Foreign service revenue, net, from continuing operations, totaled 22.8% and 14.8% of service revenue, net for the nine months ended September 30, 2015 and 2014, respectively.

Contracts with domestic governmental agencies and other domestic entities that contract with governmental agencies accounted for approximately 54.6% and 73.7% of the Company’s domestic revenue from continuing operations for the nine months ended September 30, 2015 and 2014, respectively. Contracts with foreign governmental agencies and other foreign entities that contract with governmental agencies accounted for approximately 95.3% and 84.1% of the Company’s foreign revenue from continuing operations for the nine months ended September 30, 2015 and 2014, respectively. Additionally, approximately 42.3% and 57.3% of our WD Services revenue for the nine months ended September 30, 2015 and 2014, respectively, was generated from one foreign payer.

At September 30, 2015, approximately $31,667, or 14.8%, of the Company’s net assets from continuing operations were located in countries outside of the US. At December 31, 2014, approximately $40,213, or 33.4%, of the Company’s net assets from continuing operations were located in countries outside of the US.

3. Equity Investment

The Company entered into a joint venture agreement in November 2014 to form Mission Providence Pty Ltd (“Mission Providence”). Mission Providence delivers employment services in Australia. The Company has a 60% ownership in Mission Providence, and has rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company provided and will continue to provide capital contributions to Mission Providence in exchange for its equity interests.

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital. As a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s losses are recorded as “Loss on equity investment” in the accompanying condensed consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the Condensed Consolidated Statements of Cash Flows as “Equity Investments”.

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Mission Providence at September 30, 2015:

Assets	Liabilities
Other Assets	Accrued Expenses	Maximum Exposure to Loss
$13,564	$8,501	$13,564

Under the terms of the joint venture agreement, the Company will be required to make future financial contributions. These future expected contributions are included in “Other Assets” and “Accrued Expenses” in the table above.

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

The Company may be required to pay additional consideration under certain acquisition agreements based on the achievement of certain earnings targets by the acquired businesses. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statements of income. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying condensed consolidated balance sheets and operating expenses in the condensed consolidated statements of income. The fair value of the Company’s contingent consideration was $2,380 at September 30, 2015, which is included in “Other long-term liabilities” in the condensed consolidated balance sheets. The fair value of the Company’s contingent consideration was $10,549 at December 31, 2014, of which $7,767 was included in “Accrued expenses” and $2,782 was included in “Other long-term liabilities” in the condensed consolidated balance sheets. The decrease in the contingent consideration since December 31, 2014 is attributable to payments totaling $7,496 made in the first quarter of 2015 and changes in the foreign currency translation rate.

5. Long-Term Obligations and Note Payable to Related Party

          The Company’s long-term obligations from continuing operations as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014

$240,000 revolving loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.24% at September 30, 2015) with interest payable at least once every three months through August 2018	$191,700	$201,700
$250,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.28% at September 30, 2015), with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months through August 2018	235,938	250,000
$60,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.28% at September 30, 2015), with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	55,500	58,875
14.0% unsecured related party, subordinated bridge note with principal due September 30, 2018 and interest payable quarterly	-	65,500
	483,138	576,075
Less unamortized discount on debt	1,103	1,462
	482,035	574,613
Less current portion	31,000	90,088
Total long-term obligations, less current portion	$451,035	$484,525

In connection with the recent amendment to the Company’s credit facility on September 3, 2015, the Company determined that the terms of its long-term obligations are at current market rates. Therefore, the Company believes that the carrying amount of the long-term obligations approximated the fair values at September 30, 2015 and December 31, 2014.

Amendment to Credit Facility

On September 3, 2015, the Company entered into the Third Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement (the “Third Amendment”) amending its Amended and Restated Credit and Guaranty Agreement, previously amended by that certain First Amendment dated May 28, 2014 and Second Amendment dated October 23, 2014 (“Credit Agreement”). Pursuant to the Third Amendment, the lenders under the Credit Agreement consented to the Company’s sale of the Human Services segment, provided that a minimum amount equal to 50% of the net cash proceeds of the sale, as defined in the Credit Agreement, is applied pro rata to the prepayment of revolving loans and swingline loans under the Credit Agreement. Further, the lenders consented to providing the Company the ability to use 50% of the net cash proceeds of the sale to make restricted payments to repurchase common stock pursuant to the Company’s stock repurchase program.

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

	For the nine months ended September 30, 2015
	Number of Shares Under Option	Weighted-average Exercise Price
Balance at beginning of period	813,622	$30.77
Granted	294,294	$44.28
Exercised	(202,419)	$22.18
Forfeited or expired	(248,130)	$43.60
Outstanding at September 30, 2015	657,367	$34.62

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s restricted common stock:

	For the nine months ended September 30, 2015
	Shares	Weighted-average Grant Date Fair Value
Non-vested balance at beginning of period	688,262	$37.71
Granted	29,959	$50.73
Vested	(213,099)	$33.83
Forfeited or cancelled	(250)	$15.50
Non-vested at September 30, 2015	504,872	$40.13

On August 6, 2015 (the “Award Date”), the Compensation Committee of the Board of Directors of Providence adopted the 2015 Holding Company LTI Program (the “HoldCo LTI Program”) under the Providence 2006 Long-Term Incentive Plan. The HoldCo LTI Program is designed to provide long term performance based awards to certain executive officers of Providence. Under the program, executives will receive shares of Providence common stock based on the shareholder value created in excess of an 8.0% compounded annual return between the Award Date (calculated on the basis of the Providence stock price equal to the volume weighted average of the common share price over a 90 day period ending on the Award Date) and December 31, 2017 (calculated on the basis of a similar 90 day volume weighted average) (the “Extraordinary Shareholder Value”). A pool for use in the allocation of awards will be created equal to 8.0% of the Extraordinary Shareholder Value. Participants in the HoldCo LTI Program will receive a percentage allocation of any such pool and, following determination of the size of the pool, will be entitled to a number of shares equal to their pro rata portion of the pool divided by the volume weighted average of the Company’s per share price over the 90 day period ending on December 31, 2017. Of the shares allocated, 60% will be issued to the participant on or shortly following determination of the pool, 25% will vest and be issued on the one year anniversary of such determination date, subject to continued employment, and the remaining 15% will be issued on the second anniversary of the determination date, subject to continued employment. As of September 30, 2015, 75% of the award pool had been granted to executives and approximately $478 of expense is included in “General and administrative expense” in the condensed consolidated statements of income for the three and nine months ended September 30, 2015. These awards are equity classified and the fair value of the awards was calculated using a Monte-Carlo simulation valuation model.

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

In the event the Company does not declare and pay a cash dividend, the Company will pay paid in kind (“PIK”) dividends by increasing the liquidation preference of the convertible preferred stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to the liquidation preference then in effect multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination. As of September 16, 2015, all holders of the Company’s preferred stock are able to convert their preferred stock to shares of common stock at a rate of approximately 2.51 shares of common stock for each share of preferred stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2015, and, if declared, will begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends totaling $594, $1,104 and $1,116 were paid to preferred stockholders on April 1, 2015, July 1, 2015, and October 1, 2015, respectively.

The convertible preferred stock is accounted for as mezzanine equity as it could be redeemed upon certain change in control events that are not solely in the control of the Company. Dividends are recorded in stockholders equity and consist of the 5.5%/8.5% dividend.

Convertible preferred stock, net at September 30, 2015 consisted of the following:

Original issue price of convertible preferred stock	$81,250
Less: Issuance costs	(3,531)
Total convertible preferred stock, net	$77,719

8. Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, accumulated deficit, accumulated other comprehensive loss and treasury stock for the nine months ended September 30, 2015:

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount
Balance at December 31, 2014	16,870,285	$17	$261,155	$(13,366)	$(8,756)	1,014,108	$(17,686)
Stock-based compensation	-	-	8,822	-	-	-	-
Exercise of employee stock options, including net tax windfall of $2,209	202,419	-	6,699	-	-	-	-
Restricted stock issued	63,870	-	-	-	-	15,530	(738)
Foreign currency translation adjustments	-	-	-	-	(5,579)	-	-
Beneficial conversion feature related to preferred stock	-	-	1,071	-	-	-	-
Convertible preferred stock dividends	-	-	(2,814)	-	-	-	-
Accretion of convertible preferred stock discount	-	-	(1,071)	-	-	-	-
Net income	-	-	-	7,299	-	-	-
Balance at September 30, 2015	17,136,574	$17	$273,862	$(6,067)	$(14,335)	1,029,638	$(18,424)

9. Earnings Per Share

           The following table details the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(5,571)	$266	$7,299	$13,224
Less dividends on convertible preferred stock	(1,116)	-	(2,814)	-
Less accretion of convertible preferred stock discount	-	-	(1,071)	-
Less income allocated to participating securities	-	-	(321)	-
Net income (loss) available to common stockholders	$(6,687)	$266	$3,093	$13,224

Continuing operations	$(4,896)	$1,252	$2,783	$12,564
Discontinued operations	(1,791)	(986)	310	660
	$(6,687)	$266	$3,093	$13,224

Denominator:
Denominator for basic earnings per share -- weighted-average shares	16,130,421	14,955,773	16,068,455	14,450,248
Effect of dilutive securities:
Common stock options	-	203,612	152,292	256,392
Performance-based restricted stock units	-	16,720	-	16,720
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	16,130,421	15,176,105	16,220,747	14,723,360

Basic earnings (loss) per share:
Continuing operations	$(0.30)	$0.08	$0.17	$0.87
Discontinued operations	$(0.11)	$(0.06)	$0.02	$0.05
	$(0.41)	$0.02	$0.19	$0.92
Diluted earnings (loss) per share:
Continuing operations	$(0.30)	$0.08	$0.17	$0.85
Discontinued operations	$(0.11)	$(0.06)	$0.02	$0.05
	$(0.41)	$0.02	$0.19	$0.90

For the three and nine months ended September 30, 2015, 805,000 and 665,220 shares of convertible preferred stock, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2014, employee stock options to purchase 65,217 and 21,978 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been antidilutive. For the three months ended September 30, 2015 employee stock options to purchase 144,051 shares of common stock were not included in the computation of diluted earnings as the Company recorded a net loss available to common stockholders for this period and as such, all potentially dilutive securities were anti-dilutive.

The accretion of convertible preferred stock discount in the table above related to a beneficial conversion feature of the Company’s convertible preferred stock that was fully amortized as of June 30, 2015. Income allocated to participating securities is calculated by allocating a portion of net income less dividends on convertible stock and amortization of convertible preferred stock discount to the convertible preferred stock holders on a pro-rata basis; however, the convertible preferred stockholders are not required to absorb losses.

10. Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended September 30, 2015 exceeded 100% and the effective tax rate from continuing operations for the nine months ended September 30, 2015 was 70.0%. The effective tax rate for these periods exceeded the United States federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, state income taxes, and certain non-deductible expenses. The Company recognized an income tax provision for the three months ended September 30, 2015 despite having a loss from continuing operations before income taxes because of these factors. The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2014 was 31.1% and 41.6%, respectively.

11. Commitments and Contingencies

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware, (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL.  The complaint names Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum”) as defendants, and the Company as a nominal defendant.  The complaint purported to allege that the dividend rate increase term originally in the Company’s outstanding convertible preferred stock was an impermissibly coercive measure that impaired the voting rights of the Company’s stockholders in connection with the vote on the removal of certain voting and conversion caps previously applicable to the preferred stock (the “Caps”), and that the Individual Defendants breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s preferred stock, and by failing to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint also purports to allege derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and standby agreement with Coliseum, and granting Coliseum certain stock options.  The complaint further alleges that Coliseum has aided and abetted the Individual Defendants in breaching their fiduciary duties and that demand on the Board is excused as futile.  The complaint sought, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, a finding that the Individual Defendants are liable for breaching their fiduciary duties to the Company and the Company’s stockholders, a finding that Coliseum is liable for aiding and abetting the Individual Defendant’s breaches of their fiduciary duties, a finding that Coliseum is liable for unjust enrichment, a finding that demand on the Board is excused as futile, a revision or rescission of the terms of the subordinated note and preferred stock as necessary and/or appropriate, a requirement for the Company to reform its corporate governance profile to protect against future misconduct similar to that alleged by the putative stockholder class, a certification of the putative stockholder class, compensatory damages, together with pre- and post-judgment interest, costs and disbursements (including expenses, attorneys’ and experts’ fees), and any other and further relief as is just and equitable.

On August 31, 2015, after arms’ length negotiations, the parties reached an agreement in principle and executed a memorandum of understanding providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The Memorandum of Understanding stated that the Defendants have entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (“Definitive Proxy Statement”), Coliseum and certain of its affiliates and the Company entered into an amendment to the Exchange Agreement dated as of February 11, 2015 described in the Definitive Proxy Statement, and the Board of Directors of the Company agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the preferred stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a Supplement to the Proxy Statement. On September 16, 2015, Providence stockholders approved the removal of the Caps.

The settlement provides for, among other things, the release of any claims based on alleged coercion and disclosure related to the stockholder vote on the removal of the Caps. The settlement is subject to court approval. No settlement has been reached as to the derivative claims related to the underlying subordinated note and standby purchase agreement and the options.

On September 18, 2015, a former client of Ingeus filed a complaint in the Birmingham County Court, United Kingdom, against Ingeus and two other defendants.  The complaint alleges collusion in the wrongful withholding of a jobseeker’s welfare allowance, discrimination in violation of the Human Rights Act, and harassment.  On October 15, 2015, the plaintiff was awarded a default judgment against Ingeus due to Ingeus’s failure to respond to the complaint within 14 days of the court’s incorrect deemed date of notice.  On October 19, 2015, Ingeus filed an Application notice to have the default judgment set aside because the Birmingham County Court made procedural errors when serving the complaint and did not provide Ingeus with the ability to respond timely to the complaint before the default judgment was made.  On November 2, 2015, the Birmingham County Court set aside the default judgment providing Ingeus with 14 days to file a defense against the plaintiff’s claim against Ingeus of approximately $775.  The Company has not accrued a liability for the plaintiff’s claim as of September 30, 2015 because it believes there are no reasonable grounds for bringing the complaint against Ingeus.

The Company is involved in other various claims and legal actions arising in the ordinary course of business, many of which are covered in whole or in part by insurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company has two deferred compensation plans for management and highly compensated employees. These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets, was approximately $1,398 and $1,432 at September 30, 2015 and December 31, 2014, respectively.

12. Transactions with Related Parties

On October 23, 2014, the Company issued to Coliseum, a related party, a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500. Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3,015 on the issuance of the Note. Coliseum held approximately 15% of our outstanding common stock as of October 23, 2014 and is the Company’s largest shareholder. Additionally, Christopher Shackelton, who serves as the Company’s Chairman of the Board of Directors and from June 1, 2015 through August 6, 2015 served as interim Chief Executive Officer of the Company, is also a Managing Partner at Coliseum Capital Management, LLC.

The Note was repaid in full on February 11, 2015, with the proceeds from a registered rights offering and related standby purchase commitment described above, which allowed all of the Company’s existing common stockholders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price of $100 per share, as further described above.

In connection with the anticipated Rights Offering, on October 23, 2014, the Company entered the Standby Purchase Agreement with the Standby Purchasers, pursuant to which the Standby Purchasers agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of the Company’s common stock. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, the Company paid the Standby Purchasers a fee of $2,947, which is included in “Convertible Preferred Stock, Net” in the condensed consolidated balance sheet at September 30, 2015. In addition, the Standby Purchasers had the right, exercisable within 30 days following the completion of the Rights Offering, to purchase additional preferred stock valued at $15,000 at a price per share of $105 which was exercised on March 12, 2015. Preferred stock dividends earned by Coliseum during the nine months ended September 30, 2015 totaled $2,678.

13. Acquisitions

On October 23, 2014, the Company acquired all of the outstanding equity of CCHN Group Holdings, Inc. (“Matrix”), the parent company of Community Care Health Network, Inc. (dba Matrix Medical Network ), pursuant to an Agreement and Plan of Merger, dated as of September 17, 2014. The purchase price of Matrix is calculated as follows:

Cash purchase of common stock (including working capital adjustment)	$354,637
Equity consideration (valued using October 23, 2014 stock price)	38,569
Total purchase price	$393,206

The table below presents Matrix’s net assets based upon the final estimate of the respective fair values:

Accounts receivable (1)	$21,546
Other current assets	11,253
Property and equipment	4,293
Intangibles	247,500
Goodwill (2)	210,071
Other non-current assets	3,953
Deferred taxes, net	(80,681)
Accounts payable and accrued liabilities	(24,175)
Other non-current liabilities	(554)
Total	$393,206

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

The fair value of intangible assets is as follows:

	Type	Life (in years)	Value
Trademarks and trade names	Indefinite Lived	N/A	$25,900
Customer relationships	Amortizable	10	181,300
Developed technology	Amortizable	5	40,300
		9.1*	$247,500
*Weighted-average amortization period for intangible assets with definite lives

Pro forma information

Revenue and net income attributable to Ingeus Limited and its wholly-owned subsidiaries (“Ingeus”), which the Company acquired on May 30, 2014, and Matrix included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, and the pro forma revenue and net income of the combined entity had these acquisitions occurred as of January 1, 2014, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ingeus results included in the Company's condensed consolidated statements of income:
Revenue	$95,369	$76,176	$281,614	$105,012
Net income (loss)	$(11,352)	$(181)	$(14,142)	$521

Matrix results included in the Company's condensed consolidated statements of income:
Revenue	$52,882	$-	$165,718	$-
Net income	$2,715	$-	$7,231	$-

Consolidated Pro forma:
Revenue	$432,450	$366,631	$1,270,517	$1,071,086
Net income (loss)	$(5,571)	$4,217	$7,299	$31,982
Diluted earnings per share	$(0.41)	$0.26	$0.19	$2.00

The pro forma information above for the three and nine months ended September 30, 2014 includes the elimination of acquisition related costs, adjustments for compensation and stock-based compensation expense related to employment agreements effective upon consummation of the acquisitions, additional interest expense on the debt issued to finance the acquisitions, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and property and equipment and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on January 1, 2014.

14. Discontinued Operations

On September 3, 2015, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising the Company’s Human Services segment, in exchange for cash proceeds of approximately $200,000, prior to adjustments for estimated working capital, certain seller transaction costs, debt assumed by the Buyer, and a cash payment for the Providence Human Services cash and cash equivalents on hand at closing. See additional discussion of the sale of the Human Services segment in Note 16.

The Company’s cash and cash equivalents of $106,724 and $135,258 at September 30, 2015 and December 31, 2014 exclude $19,753 and $25,148, respectively, of cash and cash equivalents pertaining to the Human Services segment which are classified as “Current assets of discontinued operations held for sale” in the Condensed Consolidated Balance Sheets. In accordance with the Purchase Agreement, the amount of the Human Services segment cash and cash equivalents on hand as of the closing date are to remain in the Human Services segment entities as a closing accommodation. The buyer will pay the Company for the Human Services segment cash and cash equivalents at closing in addition to the net cash sale proceeds (see Note 16 - Subsequent Events).

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the Human Services segment disposition and determined that those held for sale conditions for discontinued operations presentation have been met. As such, the historical financial results of the Human Services segment and the related income tax effects have been reclassified into discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Service revenue, net	$84,722	$84,744	$260,701	$259,673

Operating expenses:
Service expense	77,890	78,900	233,710	237,658
General and administrative expense	6,807	4,841	17,047	14,504
Asset impairment charge	1,593	-	1,593	-
Depreciation and amortization	1,217	1,778	4,831	5,101
Total operating expenses	87,507	85,519	257,181	257,263
Operating income (loss)	(2,785)	(775)	3,520	2,410

Other expenses:
Interest expense, net	795	578	2,422	780
Income (loss) from discontinued operations before provision (benefit) for income taxes	(3,580)	(1,353)	1,098	1,630
Provision (benefit) for income taxes	(1,789)	(367)	756	970
Discontinued operations, net of tax	$(1,791)	$(986)	$342	$660

In connection with classifying the Human Services segment as a discontinued operation, the Company was required to compare the estimated fair values of each reporting unit of the underlying disposal group, less the costs to sell, to the respective carrying amount. As a result of this analysis, the Company recorded a non-cash goodwill impairment charge of $1,593 during the three and nine months ended September 30, 2015, which is included in Asset impairment charge in the table above. The impairment charge was related to the Company’s Maple Star reporting unit.

We estimated the fair value of each reporting unit within the Human Services segment based on both a market-based valuation approach and an income-based valuation approach. The valuation methodology applied was consistent with our methodology for the 2014, 2013 and 2012 annual goodwill impairment assessments. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate time period, and then discounting the cash flows to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations.

The Company allocated interest expense to discontinued operations based on the portion of the revolving line of credit that was required to be paid with the proceeds from the sale of the Human Services segment. The total allocated interest expense was $805 and $2,461, respectively, for the three and nine months ended September 30, 2015, and $589 and $810, respectively, for the three and nine months ended September 30, 2014, and is included in Interest expense, net in the table above.

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Cash and cash equivalents (a)	$19,753	$25,148
Accounts receivable, net of allowance of $1,612 in 2015 and $2,770 in 2014	50,149	43,779
Other receivables	1,087	1,552
Prepaid expenses and other	3,904	3,023
Restricted cash	530	573
Deferred tax assets	431	1,918
Current assets of discontinued operations held for sale	$75,854	$75,993

Property and equipment, net	$14,694	$14,500
Goodwill	11,636	13,344
Intangible assets, net	14,314	16,769
Deferred tax assets	4,570	3,689
Other assets	3,609	3,561
Non-current assets of discontinued operations held for sale	$48,823	$51,863

Current portion of long-term obligations	$600	$600
Accounts payable	1,895	1,504
Accrued expenses	19,602	22,584
Deferred revenue	2,061	1,502
Reinsurance liability reserve	64	38
Current liabilities of discontinued operations held for sale	$24,222	$26,228

Other long-term liabilities	$854	$635
Non-current liabilities of discontinued operations held for sale	$854	$635

(a)   In accordance with the Purchase Agreement, the amount of the Human Services segment cash and cash equivalents on hand as of the closing date are to remain in the Human Services segment entities as a closing accommodation. The buyer will pay the Company for the Human Services segment cash and cash equivalents at closing in addition to the net cash sale proceeds (see Note 16 - Subsequent Events).

The following table presents depreciation, amortization, capital expenditures, and significant operating noncash items of the discontinued operations for the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30,
	2015	2014

Cash flows from discontinued operating activities:
Depreciation	$2,376	$2,304
Amortization	$2,455	$2,797
Stock based compensation	$168	$30
Deferred income taxes	$(2,368)	$653

Cash flows from discontinued investing activities:
Purchase of property and equipment	$2,550	$3,963

15. Business Segments

The Company’s operations are organized and reviewed by management along its service lines. The Company has historically operated in four segments, NET Services, Human Services, WD Services and HA Services. Effective November 1, 2015, the Company sold the Human Services segment as further discussed in Note 16. NET Services includes managing the delivery of non-emergency transportation services. WD Services primarily includes workforce development, legal offender rehabilitation case management and outsourced employability programs. HA Services primarily includes the provision of CHAs for MA health plans in enrolled members’ homes.

Prior to January 1, 2015, the Company reported its segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. Beginning on January 1, 2015, the Company began analyzing the results of the segments exclusive of the allocation of indirect corporate costs. Corporate costs that represent a direct expense of a segment continue to be allocated to the respective segment. The segment results for the three and nine months ended September 30, 2014 have been recast to reflect management’s current internal method of segment reporting. The Corporate and Other column includes certain general and administrative costs that are not directly attributable to a specific segment, such as executive, accounting, technology, legal and other costs, as well as consolidation and elimination amounts and the activities of the Company’s wholly-owned captive insurance subsidiary. Additionally, beginning January 1, 2015, oversight of the Company’s legacy workforce development businesses (those that existed prior to the acquisition of Ingeus) was transferred to the management of the WD Services segment. The financial results of these legacy workforce development businesses have been reclassified from the Human Services segment to the WD Services segment in the table below for the three and nine months ended September 30, 2015 and 2014. These legacy workforce development businesses were not sold in connection with the Company’s sale of the Human Services segment.

The following table sets forth certain financial information attributable to the Company’s business segments (excluding the Human Services segment which has been classified to discontinued operations) for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$277,130	$102,547	$52,882	$(109)	$432,450
Service expense	257,518	95,934	40,134	(2,708)	390,878
General and administrative expense	2,908	8,260	804	9,352	21,324
Depreciation and amortization	2,389	3,441	7,488	52	13,370
Operating income (loss)	$14,315	$(5,088)	$4,456	$(6,805)	$6,878

Total assets	$287,929	$238,097	$490,189	$55,661	$1,071,876

	Three Months Ended September 30, 2014
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$226,055	$83,596	$-	$(177)	$309,474
Service expense	206,456	73,159	-	829	280,444
General and administrative expense	2,136	5,834	-	12,356	20,326
Depreciation and amortization	1,926	4,050	-	280	6,256
Operating income (loss)	$15,537	$553	$-	$(13,642)	$2,448

Total assets	$246,589	$221,022	$-	$73,065	$540,676

	Nine Months Ended September 30, 2015
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$802,580	$302,340	$165,718	$(121)	$1,270,517
Service expense	733,696	273,426	124,541	(2,679)	1,128,984
General and administrative expense	7,959	23,469	2,086	25,570	59,084
Depreciation and amortization	6,995	10,089	21,855	675	39,614
Operating income (loss)	$53,930	$(4,644)	$17,236	$(23,687)	$42,835

	Nine Months Ended September 30, 2014
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$640,428	$127,661	$-	$(187)	$767,902
Service expense	578,159	110,061	-	2,532	690,752
General and administrative expense	6,119	8,563	-	25,757	40,439
Depreciation and amortization	5,552	5,443	-	810	11,805
Operating income (loss)	$50,598	$3,594	$-	$(29,286)	$24,906

16. Subsequent Events

On October 14, 2015, the Company entered into amendments to the Agreement and Plan of Merger and related Escrow Agreement that governed its acquisition of Matrix (the “Amendments”). The Amendments call for the release from escrow by October 21, 2015 of the 946,723 shares of Providence common stock issued to the former stockholders and option holders of Matrix. One half of the escrowed shares were originally to be released on October 23, 2015 with the remaining shares to be released on October 23, 2016. The escrowed shares were placed in escrow to secure indemnification obligations related to certain representations made to Providence regarding healthcare billing and compliance with the Privacy, Security, Breach Notification and Enforcement Rules, known as HIPAA. The Amendments terminated these indemnification obligations effective October 14, 2015.

On October 14, 2015, the Company entered into an agreement to repurchase 707,318 of its common stock held by former stockholders of Matrix for an aggregate purchase price of $29,000 (or $41.00 per share). The Company funded this purchase through a combination of borrowing on its revolving credit facility and cash on hand. The purchase of these shares was completed on October 30, 2015.

Effective November 1, 2015, the sale of the Human Services segment was completed. The Company received approximately $198,377 in net proceeds (including $10,000 held in an indemnity escrow) representing the $200,000 purchase price net of an estimated working capital adjustment, estimated seller transaction costs, debt assumed by the Buyer, and excluding a $24,525 cash payment received for the Providence Human Services cash and cash equivalents on hand at closing. Approximately $6,158 of total estimated seller transaction costs of $8,589 were contingent upon the completion of the sale and, therefore, were expensed subsequent to September 30, 2015. The Company was required to use 50% of the net cash proceeds from the sale to fund a repayment on the revolving loan under its existing credit facility. However, in November 2015, the Company used the full amount of the net proceeds plus the cash payment received for the Providence Human Services cash and cash equivalents on hand at closing to fund a $206,000 repayment on the revolving loan under its existing credit facility.

On October 15, 2015, the Company and two executives of Ingeus entered into Settlement Deeds whereby these executives’ employment was terminated by mutual agreement. The termination of the employees’ employment agreements caused the Company to recognize approximately $16,070 in stock compensation expense as of October 15, 2015 related to deferred consideration payable to these two executives in connection with the Share Sale Agreement for the purchase of Ingeus on May 30, 2014. The Company expects to receive approximately $4,866 from escrow representing the non-vested portion of cash that the Company placed into escrow for the payment of estimated income taxes related to the vesting of the common stock deferred consideration while these two executives were employees of the Company.

On November 4, 2015, the Company’s Board of Directors authorized the Company to engage in a common stock repurchase program to repurchase up to $70,000 in aggregate value of the Company’s common stock during the twelve-month period following November 4, 2015. Purchases under the common stock repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of the Company’s officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2015 and 2014, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2014. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q3 2015 and Q3 2014 mean the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively. In addition, references to YTD 2015 and YTD 2014 mean the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively.

Overview of our business

We arrange for and manage non-emergency transportation (“NET”) services and provide workforce development (“WD”) services and health assessment (“HA”) services. Until the sale of our Human Services segment effective November 1, 2015, we also provided behavioral health and other human services. In response to the large and growing population of eligible beneficiaries of government sponsored services, increasing pressure on governments to control costs and increasing acceptance of privatized human services and managed care solutions, we have grown both organically and through strategic acquisitions, including the acquisitions of Ingeus Limited and its wholly-owned subsidiaries (“Ingeus”) and CCHN Group Holdings, Inc. and its wholly-owned subsidiaries (“Matrix”) during the second and fourth quarters, respectively, of 2014.

Recent developments

On September 3, 2015, we announced that we entered into a Membership Interest Purchase Agreement, pursuant to which we would sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising the Company’s Human Services segment, in exchange for cash proceeds of approximately $200 million prior to adjustments for estimated working capital, certain seller transaction costs, debt assumed by the Buyer, and a cash payment for the Providence Human Services cash and cash equivalents on hand at closing. The sale of Human Services segment was completed effective November 1, 2015. The financial results of the Human Services segment and the related income tax effects are reported within discontinued operations for all periods presented in the condensed consolidated financial statements.

Critical accounting estimates and policies

As of September 30, 2015, there has been no change in our accounting policies or the underlying assumptions or methodologies used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2014.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our service lines. We have historically operated in four segments, NET Services, Human Services, WD Services and HA Services. Effective November 1, 2015, we completed the sale of our Human Services segment. Accordingly, the results of operations discussions set forth below include the NET Services, WD Services and HA Services segments. The Human Services segment results of operations are separately discussed in the Discontinued operations, net of tax, section set forth below.

NET Services includes managing the delivery of non-emergency transportation services. WD Services includes workforce development, legal offender rehabilitation case management and outsourced employability programs. HA Services primarily includes the provision of comprehensive health assessments (“CHAs”) for Medicare Advantage (“MA”) health plans in enrolled members’ homes.

Prior to January 1, 2015, we reported our segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. We began analyzing the results of the segments exclusive of the allocation of indirect corporate costs on January 1, 2015. Corporate costs that represent a direct expense of a segment continue to be allocated to the respective segment. The segment results for Q3 2014 and YTD 2014 have been recast to reflect management’s current internal method of segment reporting. The Corporate and Other information includes certain general and administrative costs that are not directly attributable to a specific segment, such as executive, accounting, technology, legal and other costs, as well as consolidation and elimination amounts and the activities of our wholly-owned captive insurance subsidiary. Certain reclassifications have been made to the Corporate and Other information for the three and nine months ended September 30, 2015 and 2014, due to our presentation of discontinued operations. Additionally, beginning January 1, 2015, oversight of our legacy workforce development businesses (those that existed prior to the acquisition of Ingeus) was transferred to the management of the WD Services segment. The financial results of these legacy workforce development businesses have been reclassified from the Human Services segment to the WD Services segment in the tables below for the three and nine months ended September 30, 2014. These legacy workforce development businesses were not sold in connection with the Company’s sale of the Human Services segment.

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q3 2015 and Q3 2014 (in thousands):

	Three months ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	432,450	100.0%	309,474	100.0%

Operating expenses:
Service expense	390,878	90.4%	280,444	90.6%
General and administrative expense	21,324	4.9%	20,326	6.6%
Depreciation and amortization	13,370	3.1%	6,256	2.0%
Total operating expenses	425,572	98.4%	307,026	99.2%

Operating income	6,878	1.6%	2,448	0.8%

Non-operating expense:
Interest expense, net	3,809	0.9%	795	0.3%
Loss on equity investment	4,465	1.0%	-	0.0%
Gain on foreign currency translation	(736)	-0.2%	(164)	-0.1%
Income (loss) from continuing operations before income taxes	(660)	-0.2%	1,817	0.6%
Provision for income taxes	3,120	0.7%	565	0.2%
Income (loss) from continuing operations, net of tax	(3,780)	-0.9%	1,252	0.4%
Discontinued operations, net of tax	(1,791)	-0.4%	(986)	-0.3%
Net income (loss)	(5,571)	-1.3%	266	0.1%

Service revenue, net. Consolidated service revenue, net for Q3 2015 increased $123.0 million, or 39.7%, compared to Q3 2014. Revenue for Q3 2015 included revenue attributable to Matrix, which was acquired in October 2014, totaling $52.9 million. Revenue for Q3 2015 also included an increase in revenue attributable to Ingeus of approximately $19.2 million compared to Q3 2014, and an increase in revenue of approximately $51.1 million in our NET Services segment as compared to Q3 2014, which increases are further discussed in the segment discussions below.

Total operating expenses. Consolidated operating expenses for Q3 2015 increased $118.5 million, or 38.6%, compared to Q3 2014. Operating expenses for Q3 2015 included expenses attributable to Matrix totaling $48.4 million. Operating expenses for Q3 2015 also included an increase in expenses attributable to Ingeus of approximately $24.6 million compared to Q3 2014, which is further described in the segment discussions below. Additionally, NET service expense increased $51.1 million in Q3 2015 as compared to Q3 2014, as further discussed in the segment discussion below. The remainder of the change from Q3 2014 to Q3 2015 is primarily attributable to decreased Corporate and Other expenses.

Operating income. Consolidated operating income increased by approximately $4.4 million from Q3 2014 to Q3 2015. The increase was primarily attributable to Matrix’s operating income of approximately $4.5 million, as well as a decrease in expenses for Corporate and Other of approximately $6.8 million which was substantially offset by a decrease in operating income for our NET Services and WD Services segments as further discussed in the segment discussions below.

Interest expense, net. Our current and long-term debt obligations have increased from approximately $191.6 million at September 30, 2014 to $483.1 million at September 30, 2015. The increase in our interest expense, net for Q3 2015 as compared to Q3 2014 primarily resulted from the increase in outstanding debt incurred primarily to fund our acquisition of Matrix, as well as the amortization of deferred financing fees incurred in October 2014.

Loss on equity investments. The loss on equity investments relates primarily to our investment in Mission Providence, a joint venture in Australia. Mission Providence began providing services in July 2015, however, it continued to incur start-up and administrative costs during Q3 2015.

Gain on foreign currency translation. Gain on foreign currency of approximately $0.7 million and $0.2 million for Q3 2015 and Q3 2014, respectively, were primarily due to translation adjustments on intercompany transactions with our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for Q3 2015 exceeded 100%. The effective tax rate exceeded the United States federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, state income taxes, and certain non-deductible expenses. The Company recognized an income tax provision for Q3 2015 despite having a loss from continuing operations before income taxes because of these factors. The Company’s effective tax rate from continuing operations for Q3 2014 was 31.1%.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for Q3 2015 and Q3 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	84,722	100.0%	84,744	100.0%

Service expense	77,890	91.9%	78,900	93.1%
General and administrative expense	6,807	8.0%	4,841	5.7%
Asset impairment charge	1,593	1.9%	-	0.0%
Depreciation and amortization	1,217	1.4%	1,778	2.1%
Interest expense, net	795	0.9%	578	0.7%
Loss from discontinued operations before provision for income taxes	(3,580)	-4.2%	(1,353)	-1.6%
Provision (benefit) for income taxes	(1,789)	-2.1%	(367)	-0.4%
Discontinued operations, net of tax	(1,791)	-2.1%	(986)	-1.2%

The results above include an allocation of interest related to the portion of our revolving line of credit that was prepaid in November 2015 with 50% of the net proceeds from the sale of the Human Services segment, as was required by the lenders under the credit facility. Operating results of the Human Services segment decreased from Q3 2014 to Q3 2015 primarily due to the asset impairment charge on goodwill associated with the Maple Star reporting unit and transaction costs related to the sale of the Human Services segment of approximately $1.9 million. This decrease in operating results was partially offset by improved results in Q3 2015 as compared to Q3 2014 due to the termination of the Texas foster care contract in 2014.

YTD 2015 compared to YTD 2014

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for YTD 2015 and YTD 2014 (in thousands):

	Nine months ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,270,517	100.0%	767,902	100.0%

Operating expenses:
Service expense	1,128,984	88.9%	690,752	90.0%
General and administrative expense	59,084	4.7%	40,439	5.3%
Depreciation and amortization	39,614	3.1%	11,805	1.5%
Total operating expenses	1,227,682	96.6%	742,996	96.8%

Operating income	42,835	3.4%	24,906	3.2%

Non-operating expense:
Interest expense, net	12,734	1.0%	3,439	0.4%
Loss on equity investment	8,008	0.6%	-	0.0%
Gain on foreign currency translation	(1,131)	-0.1%	(63)	0.0%
Income from continuing operations before income taxes	23,224	1.8%	21,530	2.8%
Provision for income taxes	16,267	1.3%	8,966	1.2%
Income from continuing operations	6,957	0.5%	12,564	1.6%
Discontinued operations, net of tax	342	0.0%	660	0.1%
Net income	7,299	0.6%	13,224	1.7%

Service revenue, net. Consolidated service revenue, net for YTD 2015 increased $502.6 million, or 65.5%, compared to YTD 2014. Revenue for YTD 2015 included revenue attributable to Matrix, which was acquired on October 23, 2014, of approximately $165.7 million, as well as an increase in revenue attributable to Ingeus, which was acquired May 30, 2014, of approximately $176.6 million compared to YTD 2014. Additionally, the NET Services segment experienced an increase in revenue of approximately $162.2 million as further discussed in the segment discussion below.

Total operating expenses. Consolidated operating expenses for YTD 2015 increased $484.7 million, or 65.2%, compared to YTD 2014. Operating expenses for YTD 2015 included expenses attributable to Matrix of approximately $148.5 million, as well as an increase in expenses attributable to Ingeus of approximately $183.6 million compared to YTD 2014. Additionally, NET service expense increased $155.5 million in YTD 2015 as compared to YTD 2014 as further discussed in the segment discussion below.

Operating income. Consolidated operating income increased by approximately $17.9 million, or 72.0%, from YTD 2014 to YTD 2015. The increase was primarily attributable to Matrix’s operating income of approximately $17.2 million, as well as increased profitability of our NET Services segment of approximately $3.3 million and decreased expenses for Corporate and Other of approximately $5.5 million which were partially offset by a decrease in the operating income of Ingeus in YTD 2015 as compared to YTD 2014, as further discussed in the segment discussions below.

Interest expense, net. The increase in our interest expense, net for YTD 2015 as compared to YTD 2014 primarily resulted from the increase in outstanding debt, incurred primarily to fund our acquisitions of Ingeus and Matrix, as well as the amortization of deferred financing fees incurred in October 2014.

Loss on equity investments. The loss on equity investments relates primarily to our investment in Mission Providence. Mission Providence began providing services in July 2015 and has incurred start-up and administrative costs to date.

Gain on foreign currency translation. Gain on foreign currency of approximately $1.1 million and $0.1 million for YTD 2015 and YTD 2014, respectively, were primarily due to translation adjustments on intercompany transactions with our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for YTD 2015 was 70.0%. The effective tax rate exceeded the United States federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, state income taxes, and certain non-deductible expenses. The Company’s effective tax rate from continuing operations for YTD 2014 was 41.6%.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income for discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for YTD 2015 and YTD 2014 (in thousands):

	Nine Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	260,701	100.0%	259,673	100.0%

Service expense	233,710	89.6%	237,658	91.5%
General and administrative expense	17,047	6.5%	14,504	5.6%
Asset impairment charge	1,593	0.6%	-	0.0%
Depreciation and amortization	4,831	1.9%	5,101	2.0%
Interest expense, net	2,422	0.9%	780	0.3%
Income from discontinued operations before provision for income taxes	1,098	0.4%	1,630	0.6%
Provision for income taxes	756	0.3%	970	0.4%
Discontinued operations, net of tax	342	0.1%	660	0.3%

The results above include an allocation of interest related to the portion of our revolving line of credit that was prepaid in November 2015 with 50% of the net proceeds from the sale of the Human Services segment, as was required by the lenders under the credit facility. Operating results of the Human Services segment improved in YTD 2015 as compared to YTD 2014 primarily due to the termination of the Texas foster care contract in 2014, however this improvement was offset by the impact of a non-cash goodwill impairment charge related to the Maple Star reporting unit and transaction expenses related to the sale of the Human Services segment of approximately $2.3 million.

Segment Results. The following analysis includes discussion on each of our segments, except for the Human Services segment, which is described above in Discontinued operations, net of tax. Certain corporate costs have been allocated to the operating segments below which represent costs that directly relate to a specific segment. All other corporate costs, eliminations and the results of our wholly-owned captive insurance subsidiary are included below in “Corporate and Other”.

NET Services

NET Services segment financial results were as follows for Q3 2015 and Q3 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	277,130	100.0%	226,055	100.0%

Service expense	257,518	92.9%	206,456	91.3%
General and administrative expense	2,908	1.0%	2,136	0.9%
Depreciation and amortization	2,389	0.9%	1,926	0.9%
Operating income	14,315	5.2%	15,537	6.9%

Service revenue, net. Our NET Services segment revenues increased by $51.1 million during Q3 2015, a 22.6% increase compared to Q3 2014. The increase was primarily related to new contracts and increased membership in California, Illinois, Louisiana, Maine, Michigan, Texas, and other states.

Service expense, net. Service expense for our NET Services segment included the following for Q3 2015 and Q3 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	36,553	13.2%	28,761	12.7%
Purchased services	212,175	76.6%	169,589	75.0%
Other operating expenses	8,681	3.1%	7,934	3.5%
Stock-based compensation	109	0.0%	172	0.1%
Total service expense	257,518	92.9%	206,456	91.3%

The increase in service expense is primarily attributable to the increase in purchased transportation services as a result of new business as well as increased utilization by the Patient Protection and Affordable Care Act population as they become more familiar with the availability of covered services.

General and administrative expense. Our NET Services segment’s general and administrative expenses included approximately $2.9 million and $2.1 million for Q3 2015 and Q3 2014, respectively, of facility costs, which have increased due to the overall growth of our operations, including the opening of a new call center in Arizona and expanded operations in Nevada and New York.

Depreciation and amortization expense. Our NET Services segment’s depreciation and amortization expenses increased by approximately $0.5 million, yet remained constant at approximately 0.9% of revenue.

NET Services segment financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Nine Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	802,580	100.0%	640,428	100.0%

Service expense	733,696	91.4%	578,159	90.3%
General and administrative expense	7,959	1.0%	6,119	1.0%
Depreciation and amortization	6,995	0.9%	5,552	0.9%
Operating income	53,930	6.7%	50,598	7.9%

Service revenue, net. Our NET Services segment revenues increased by $162.2 million during YTD 2015, a 25.3% increase compared to YTD 2014. The increase was primarily related to new contracts and increased membership in California, Florida, Illinois, Louisiana, Maine, Michigan, New York, Rhode Island, Texas and Utah as well as work under national managed care organization programs. The increase in revenue was partially offset by the elimination of our contracts in Mississippi and Connecticut.

Service expense. Service expense for our NET Services segment included the following for YTD 2015 and YTD 2014 (in thousands):

	Nine Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	103,920	12.9%	80,440	12.6%
Purchased services	603,399	75.2%	475,913	74.3%
Other operating expenses	26,014	3.2%	21,241	3.3%
Stock-based compensation	363	0.0%	565	0.1%
Total service expense	733,696	91.4%	578,159	90.3%

The increase in service expense is primarily attributable to the increase in purchased transportation services. The increase in purchased services as a percentage of revenue is primarily a result of an increase in utilization, partially attributable to less severe winter weather in the first quarter of 2015 versus the first quarter of 2014. Additionally, utilization has increased due to increased usage by the Patient Protection and Affordable Care Act population as they become more familiar with the availability of NET services and the expansion of existing books of business.

General and administrative expense. Our NET Services segment’s general and administrative expenses included approximately $8.0 million and $6.1 million for YTD 2015 and YTD 2014, respectively, of facility costs, which have increased due to the overall growth of our operations, including the opening of a new call center in Arizona and expanded operations in Nevada and New York.

Depreciation and amortization expense. Our NET Services segment’s depreciation and amortization expenses increased by approximately $1.4 million, yet remained constant at approximately 0.9% of revenue.

 WD Services

WD Services segment information for Q3 2014 and YTD 2014 has been recast to include our legacy workforce development businesses, which existed prior to the acquisition of Ingeus and prior to January 1, 2015 were included in the Human Services segment. WD Services segment financial results were as follows for Q3 2015 and Q3 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	102,547	100.0%	83,596	100.0%

Service expense	95,934	93.6%	73,159	87.5%
General and administrative expense	8,260	8.1%	5,834	7.0%
Depreciation and amortization	3,441	3.4%	4,050	4.8%
Operating income (loss)	(5,088)	-5.0%	553	0.7%

Service revenue, net. Our WD Services segment revenues increased by $19.0 million, or 22.7%, from Q3 2014 to Q3 2015. The increase was attributable primarily to revenue associated with a new rehabilitation and justice program that began in 2015, which was partially offset by a decrease in revenue due to declining referrals and reduced unit pricing under one of the segment’s primary employability programs in the United Kingdom.

Service expense. Service expense for our WD Services segment included the following for Q3 2015 and Q3 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	61,138	59.6%	41,022	49.1%
Purchased services	20,516	20.0%	20,119	24.1%
Other operating expenses	12,723	12.4%	10,580	12.7%
Stock-based compensation	1,557	1.5%	1,438	1.7%
Total service expense	95,934	93.6%	73,159	87.5%

The increase in service expense in Q2 2015 compared to Q2 2014 was primarily related to the increase of approximately $20.1 million in payroll and related costs. These costs have increased as a result of new programs, primarily a new rehabilitation and justice program. Additionally, a portion of the payroll and related costs are short-term in nature, which has caused an increase in the payroll and related costs as a percentage of revenue. The nature of our services offered by the WD Services segment often requires significant upfront capital and operating cost outlays upon contract award.

General and administrative expense. Our WD Services segment’s general and administrative expenses included approximately $8.3 million and $5.8 million for Q3 2015 and Q3 2014, respectively, of facility costs. The increase was primarily attributable to additional facility costs to accommodate the activities of new programs.

Depreciation and amortization expense. Our WD Services segment’s depreciation and amortization expenses for Q3 2015 decreased by approximately $0.6 million compared to Q3 2014 primarily due to changes in foreign currency exchange rates.

WD Services segment financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Nine Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	302,340	100.0%	127,661	100.0%

Service expense	273,426	90.4%	110,061	86.2%
General and administrative expense	23,469	7.8%	8,563	6.7%
Depreciation and amortization	10,089	3.3%	5,443	4.3%
Operating income (loss)	(4,644)	-1.5%	3,594	2.8%

Service revenue, net. Our WD Services segment revenues increased by $174.7 million from YTD 2014 to YTD 2015. The increase was primarily attributable to the inclusion of the results of Ingeus for the full 2015 nine month period. Ingeus’s operations, acquired on May 30, 2014, comprise the majority of the WD Services segment. Ingeus contributed $281.6 million of revenue for YTD 2015 and $105.0 million of revenue for YTD 2014. Additionally, Ingeus has experienced revenue growth due to new programs that began in 2015, offset by revenue declines associated with declining referrals and reduced unit pricing under one of the segment’s primary employability programs in the United Kingdom.

Service expense. Service expense for our WD Services segment included the following for YTD 2015 and YTD 2014 (in thousands):

	Nine Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	177,931	58.9%	63,129	49.5%
Purchased services	57,387	19.0%	27,953	21.9%
Other operating expenses	33,434	11.1%	17,055	13.4%
Stock-based compensation	4,674	1.5%	1,924	1.5%
Total service expense	273,426	90.4%	110,061	86.2%

The increase in service expense in YTD 2015 compared to YTD 2014 was primarily related to the inclusion of Ingeus since May 30, 2014. Service expense attributable to Ingeus totaled approximately $255.1 million in YTD 2015 and approximately $91.2 million in YTD 2014. Service expenses also increased as a result of increased payroll and related costs associated with a new rehabilitation and justice program. A portion of these payroll and related costs are start-up in nature, which caused an increase in the payroll and related costs as a percentage of revenue. The nature of our services offered by the WD Services segment often requires significant upfront capital and operating cost outlays upon contract award.

General and administrative expense. Our WD Services segment’s general and administrative expenses included approximately $23.5 million and $8.6 million for YTD 2015 and YTD 2014, respectively, of facility costs. The increase was primarily attributable to facility costs for a full YTD 2015 period of activity for Ingeus of approximately $22.1 million for YTD 2015, compared to approximately $7.2 million for YTD 2014. Ingeus has also experienced additional facility costs in 2015 in relation to its new programs.

Depreciation and amortization expense. Our WD Services segment’s depreciation and amortization expenses for YTD 2015 increased by approximately $4.6 million compared to YTD 2014. This increase was primarily attributable to the depreciation and amortization expenses related to a full YTD 2015 period of activity for Ingeus, which increased to $9.8 million in YTD 2015 from $5.1 million in YTD 2014.

HA Services

HA Services segment (acquired in the Matrix acquisition) financial results were as follows for Q3 2015 and Q3 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	52,882	100.0%	-	0.0%

Service expense	40,134	75.9%	-	0.0%
General and administrative expense	804	1.5%	-	0.0%
Depreciation and amortization	7,488	14.2%	-	0.0%
Operating income	4,456	8.4%	-	0.0%

Service revenue, net. Our HA Services segment revenues in Q3 2015 were comprised of revenues of Matrix, which we acquired in October 2014.

Service expense. Service expense for our HA Services segment included the following for Q3 2015 and Q3 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	33,449	63.3%	-	0.0%
Purchased services	290	0.5%	-	0.0%
Other operating expenses	6,345	12.0%	-	0.0%
Stock-based compensation	50	0.1%	-	0.0%
Total service expense	40,134	75.9%	-	0.0%

General and administrative expense. Our HA Services segment’s general and administrative expenses included approximately $0.8 million of facility costs in Q3 2015.

Depreciation and amortization expense. Our HA Services segment’s depreciation and amortization expenses included approximately $6.6 million of amortization of intangible assets acquired in the Matrix acquisition.

HA Services segment financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Nine Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	165,718	100.0%	-	0.0%

Service expense	124,541	75.2%	-	0.0%
General and administrative expense	2,086	1.3%	-	0.0%
Depreciation and amortization	21,855	13.2%	-	0.0%
Operating income	17,236	10.4%	-	0.0%

Service revenue, net. Our HA Services segment revenues in YTD 2015 were comprised of revenues of Matrix, which we acquired in October 2014. We expect the HA Services segment revenue for the fourth quarter of 2015 to decrease compared to the first and second quarters of 2015 due to the significant number of CHAs that were performed in the first half of the year.

Service expense. Service expense for our HA Services segment included the following for YTD 2015 and YTD 2014 (in thousands):

	Nine Months Ended September 30,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	101,996	61.5%	-	0.0%
Purchased services	772	0.5%	-	0.0%
Other operating expenses	21,699	13.1%	-	0.0%
Stock-based compensation	74	0.0%	-	0.0%
Total service expense	124,541	75.2%	-	0.0%

General and administrative expense. Our HA Services segment’s general and administrative expenses included approximately $2.1 million of facility costs in YTD 2015.

Depreciation and amortization expense. Our HA Services segment’s depreciation and amortization expenses include approximately $19.6 million of amortization of intangible assets acquired in the Matrix acquisition.

Corporate and Other

Our Corporate and Other financial results were as follows for Q3 2015 and Q3 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
	$	$
Service revenue, net	(109)	(177)

Service expense	(2,708)	829
General and administrative expense	9,352	12,356
Depreciation and amortization	52	280
Operating loss	(6,805)	(13,642)

Operating loss. Corporate and Other operating loss decreased by approximately $6.8 million in Q3 2015 as compared to Q3 2014, due primarily to decreased expenses. Service expense for Q3 2015 decreased as compared to Q3 2014 due primarily to a favorable actuarial adjustment in 2015 for our estimated self-insured claims incurred but not reported provision of approximately $1.8 million as well as a decrease in payroll and related costs and additional eliminations of insurance expenses due to the transition of Matrix becoming covered by our captive insurance company in Q3 2015. General and administrative expense primarily decreased in Q3 2015 as compared to Q3 2014 due to a decrease in acquisition costs, related primarily to the acquisition of Matrix, of approximately $3.8 million. Additionally, general and administrative expense decreases in stock based compensation of approximately $2.9 million were offset by increased costs of approximately $3.7 million for accounting related fees, legal fees, professional fees and payroll related costs.

Our Corporate and Other financial results were as follows for YTD 2015 and YTD 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
	$	$
Service revenue, net	(121)	(187)

Service expense	(2,679)	2,532
General and administrative expense	25,570	25,757
Depreciation and amortization	675	810
Operating loss	(23,687)	(29,286)

Operating loss. Corporate and Other operating loss decreased by approximately $5.6 million in YTD 2015 as compared to YTD 2014, due primarily to decreased expenses. Service expense for YTD 2015 decreased as compared to YTD 2014 due to a favorable actuarial adjustment in 2015 for our estimated self-insured claims incurred but not reported provision of approximately $1.8 million in Q3 2015 as well as a decrease in certain payroll and related costs due to positions that were eliminated in 2014 and additional eliminations of insurance expenses due to the transition of Matrix becoming covered by our captive insurance company in Q3 2015. General and administrative expenses remained relatively consistent between the two periods. However, general and administrative expenses in YTD 2014 included an additional $7.9 million in acquisition costs, related to the acquisitions of Ingeus and Matrix, as compared to YTD 2015. The decrease in acquisition costs captured within general and administrative expense for YTD 2015 as compared to YTD 2014 was offset by additional accounting related fees, legal, recruiting, professional fees and payroll related costs of approximately $5.9 million and expense attributable to stock award modifications in the amount of approximately $0.7 million related to a separation agreement with our former Chief Executive Officer.

 Seasonality

Our quarterly operating results and operating cash flows normally fluctuate for certain of our business segments as a result of seasonal variations in our business. Our NET Services operating segment experiences fluctuations in demand for its non-emergency transportation services during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a primarily fixed revenue stream based on a per member, per month payment structure, our NET Services operating segment normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons.

Our Human Services operating segment, reported in discontinued operations, historically experienced lower client demand for its home and community based services during the holiday and summer seasons, generally resulting in lower revenue during those periods. Our operating expenses related to the Human Services operating segment did not vary significantly with these changes in revenue. As a result, our Human Services operating segment typically experienced lower operating margins during the holiday and summer seasons.

Our HA and WD Services operating segments typically do not experience seasonal fluctuations in operating results, however, quarterly volatility in revenue and earnings is common due to uneven customer demand in our HA Services segment and the timing of commencement and expiration of certain major contracts in our WD Services segment.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs, commitments to fund investments and debt service requirements. We expect to meet these requirements through available cash on hand, the generation of cash from our operating segments and borrowing capacity under our revolving credit facility. In November 2015, we used $206.0 million of the net proceeds from the sale of our Human Services segment, and the cash payment received for the Providence Human Services cash and cash equivalents on hand at closing of the sale, to pay down a portion of the outstanding borrowings under our revolving credit facility (only 50% of our net cash proceeds were required to pay down our credit facility). Subject to additional management evaluation of market and business conditions, share price and other factors, we may reborrow a portion or all of these funds to fund acquisitions, investments in the long-term development of our Company’s other segments, and the return of capital to stockholders through a stock repurchase program. Additionally, in October 2015, we repurchased 707,318 shares of our common stock for approximately $29.0 million from cash on hand and borrowings under our revolving credit facility.

Cash flow from operating activities has been our primary source of cash in YTD 2015. Our balance of cash and cash equivalents, including cash and cash equivalents of discontinued operations, was approximately $126.5 million and $160.4 million at September 30, 2015 and December 31, 2014, respectively. Approximately $57.3 million of cash was held in foreign countries at September 30, 2015, and is not available to fund domestic operations unless the funds are repatriated. The repatriation of funds would be subject to certain taxes and fees that are prohibitive, and as such, we do not currently intend to repatriate funds held internationally. We had restricted cash from continuing operations of approximately $19.4 million and $18.0 million at September 30, 2015 and December 31, 2014, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At September 30, 2015 and December 31, 2014, our total debt was approximately $483.1 million and $576.1 million, respectively.

We may access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $25.7 million for YTD 2015. These cash flows included net income of approximately $7.3 million plus net non-cash depreciation, amortization, amortization of deferred financing costs, provision for doubtful accounts, stock-based compensation, deferred income taxes, loss on equity investment and other items of approximately $55.9 million. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●

a decrease in cash of approximately $87.8 million primarily related to the increase in accounts receivable of approximately $46.0 million related to our NET Services segment attributable primarily to revenue growth as well as an increase in days outstanding for accounts receivable of two large customers, and increased accounts receivable of approximately $24.2 million in our WD Services segment primarily attributable to receivables associated with our new contracts, and

●

an increase in cash of approximately $23.6 million related to the increase in accrued transportation costs resulting from the additional NET Services contracts active during 2015 as well as increased trip volume, and

●

an increase in cash of approximately $17.9 million related to the increase in deferred revenue that was primarily attributable to cash received in advance of services being rendered for two large contracts within our WD Services segment.

Investing activities. Net cash used in investing activities totaled approximately $42.5 million for YTD 2015. Approximately $23.8 million was used to purchase property and equipment to support the growth of our operations due to new contracts, approximately $13.8 million was used to fund our investment in Mission Providence and approximately $3.4 million was used for the final settlement of purchase price adjustments related to the Ingeus and Matrix acquisitions.

Financing activities. Net cash used in financing activities totaled approximately $16.6 million for YTD 2015. Cash provided by financing activities included approximately $80.7 million of net proceeds from the issuance of preferred stock and $4.5 million of cash received from employee stock option exercises. Cash used in financing activities included the repayment of our note payable to a related party totaling $65.5 million, scheduled debt payments under our credit facility of approximately $17.4 million, repayments on our revolving credit facility totaling $10.0 million and the payment of contingent consideration related to the Ingeus acquisition of approximately $7.5 million.

Obligations and commitments

Credit facility. On August 2, 2013, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Credit Agreement provided us with a senior secured credit facility, or the Credit Facility, in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. The Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On August 2, 2013, we borrowed the entire amount available under the term loan facility and $16.0 million under our revolving credit facility and used the proceeds thereof to refinance certain of our existing indebtedness.

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

On September 3, 2015, we entered into the Third Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement (the “Third Amendment”) amending the Credit Agreement. Pursuant to the Third Amendment, the lenders under the Credit Agreement consented to Providence’s sale of the Human Services segment, provided that a minimum amount equal to 50% of the net cash proceeds, as defined in the Credit Agreement, of the sale is applied pro rata to the prepayment of revolving loans and swingline loans under the Credit Agreement. Further, the lenders consented to our use of 50% of the net cash proceeds of the sale to make restricted payments to repurchase common stock pursuant to a Providence stock repurchase program. The Third Amendment provides for appropriate amendments to the terms of the Credit Agreement to reflect such consents. The Credit Facility defines “net cash proceeds” to include cash proceeds or cash equivalents actually received in a disposition such as the sale, net of direct costs incurred, taxes paid or payable as a result of the disposition, the amount of required payments on indebtedness as a result of the disposition, and the amount of any reasonable reserve established in accordance with generally accepted accounting principles for contingency payments, such as indemnification obligations.

Under the Credit Facility we have an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

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

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to our term loan at September 30, 2015 was 3.28%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio.

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

The Credit Facility also requires us (subject to certain exceptions to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions (or 50% of net cash proceeds in the case of the sale of the Human Services segment), debt issuances, insurance and casualty awards and other extraordinary receipts.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of September 30, 2015.

We had $191.7 million of borrowings outstanding under the revolving credit facility as of September 30, 2015. $25.0 million of the revolving credit facility is available to collateralize certain letters of credit. As of September 30, 2015, there were eight letters of credit in the amount of approximately $8.3 million collateralized under the revolving credit facility. At September 30, 2015, our available credit under the revolving credit facility was $40.0 million.

Contingent obligations. Under The Providence Service Corporation Deferred Compensation Plan, as amended, or Deferred Compensation Plan, eligible employees and independent contractors of a participating employer (as defined in the Deferred Compensation Plan) may defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. The Deferred Compensation Plan is unfunded and benefits are paid from our general assets. We also maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services segment. Benefits are paid from our general assets under this plan. The total amounts due under these plans were approximately $1.4 million at September 30, 2015 and December 31, 2014.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At September 30, 2015, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was approximately $1.3 million, $2.5 million and $10.0 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2015 was approximately $6.0 million. Further, SPCIC had restricted cash of approximately $18.8 million and $17.5 million at September 30, 2015 and December 31, 2014, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

           We offer our NET Services segment and Human Service segment employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $2.4 million and $2.0 million as of September 30, 2015 and December 31, 2014, respectively, was recorded in “Reinsurance liability reserve” in our condensed consolidated balance sheets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of September 30, 2015, we conducted business in 11 countries outside the US. As such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. For YTD 2015, we used 11 functional currencies and generated approximately $289.8 million of our net operating revenues from operations outside the US. As we expand further into international markets, we expect the risk from foreign currency exchange rates to increase.

A 10% adverse change in the foreign currency exchange rate from the Great British Pound to the US Dollar would have a $23.2 million impact on revenue, but would not significantly impact net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on the revenue or operating results of the Company.

Interest rate and market risk

As of September 30, 2015, we had borrowings under our term loans of $291.4 million and borrowings under our revolving line of credit of $191.7 million. Borrowings under the Credit Agreement accrued interest at LIBOR plus 3.00% per annum as of September 30, 2015. An increase of 1% in the LIBOR rate would cause an increase in interest expense of up to $12.6 million over the remaining term of the Credit Agreement, which expires in 2018.

We assess the significance of interest rate and market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate. We do not use financial derivative instruments to mitigate these risks.

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

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2015 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2015.

In connection with the Company’s integration of the businesses of Ingeus and Matrix, acquired in 2014 with the Company’s legacy operations, the Company has established or enhanced certain internal controls over the period-end close, consolidation, financial reporting processes, and certain significant accounts of these businesses. In advance of the Providence Human Services divestiture, the Company deployed new information technology servers upon which its financial accounting and reporting applications operate, and separated its historically combined databases from those of the divested subsidiary. The Company has implemented or changed information technology controls primarily related to system access and change management controls resulting from these changes in the Company’s internal control environment. These changes to the Company’s internal controls are expected to be completed prior to the year ending December 31, 2015.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware, (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL.  The complaint names Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum”) as defendants, and the Company as a nominal defendant.  The complaint purported to allege that the dividend rate increase term originally in the Company’s outstanding convertible preferred stock was an impermissibly coercive measure that impaired the voting rights of the Company’s stockholders in connection with the vote on the removal of certain voting and conversion caps previously applicable to the preferred stock (the “Caps”), and that the Individual Defendants breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s preferred stock, and by failing to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint also purports to allege derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and standby agreement with Coliseum, and granting Coliseum certain stock options.  The complaint further alleges that Coliseum has aided and abetted the Individual Defendants in breaching their fiduciary duties and that demand on the Board is excused as futile.  The complaint sought, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, a finding that the Individual Defendants are liable for breaching their fiduciary duties to the Company and the Company’s stockholders, a finding that Coliseum is liable for aiding and abetting the Individual Defendant’s breaches of their fiduciary duties, a finding that Coliseum is liable for unjust enrichment, a finding that demand on the Board is excused as futile, a revision or rescission of the terms of the subordinated note and preferred stock as necessary and/or appropriate, a requirement for the Company to reform its corporate governance profile to protect against future misconduct similar to that alleged by the putative stockholder class, a certification of the putative stockholder class, compensatory damages, together with pre- and post-judgment interest, costs and disbursements (including expenses, attorneys’ and experts’ fees), and any other and further relief as is just and equitable.

On August 31, 2015, after arms’ length negotiations, the parties reached an agreement in principle and executed a memorandum of understanding providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The Memorandum of Understanding stated that the Defendants have entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (“Definitive Proxy Statement”), Coliseum and certain of its affiliates and the Company entered into an amendment to the Exchange Agreement dated as of February 11, 2015 described in the Definitive Proxy Statement, and the Board of Directors of the Company agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the preferred stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a Supplement to the Proxy Statement. On September 16, 2015, Providence stockholders approved the removal of the Caps.

The settlement provides for, among other things, the release of any claims based on alleged coercion and disclosure related to the stockholder vote on the removal of the Caps. The settlement is subject to court approval. No settlement has been reached as to the derivative claims related to the underlying subordinated note and standby purchase agreement and the options.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended September 30, 2015:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
July 1, 2015
to
July 31, 2015	81	(1)	$48.26	-	243,900

Month 2:
August 1, 2015
to
August 31, 2015	-		$-	-	243,900

Month 3:
September 1, 2015
to
September 30, 2015	-		$-	-	243,900

Total	81		$48.26	-	243,900

______________

(1)	The shares repurchased were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

Our board of directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. As of September 30, 2015, we spent a cumulative amount of approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program.

Dividends

Our existing debt agreement restricts the payment of dividends by the Company on its common stock.

Item 6.    Exhibits.

Exhibit Number	Description

2.1 (1)	Membership Interest Purchase Agreement, dated September 3, 2015 by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp. and Molina Healthcare, Inc.

10.1(2)	Employment Agreement, dated August 6, 2015, by and between The Providence Service Corporation and James Lindstrom

10.2 (2)	2015 HoldCo LTI Program of Providence Service Corporation

10.3 (2)	Form of Special Incentive Stock Option Award Agreement

10.4 (2)	Form of Matching Incentive Stock Option Award Agreement

10.5 (1)

Third Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement dated as of September 3, 2015, by and among The Providence Service Corporation, the guarantors named therein, Bank of America, N.A., Sun Trust Bank, Royal Bank of Canada, BMO Harris Bank, N.A., HSBC Bank USA, National Association, the other lenders named therein, Merrill Lynch Pierce, Fenner & Smith Incorporated, Sun Trust Robinson Humphrey, Inc. and RBC Capital Markets.

10.6	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2015.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 9, 2015	By:	/s/ James Lindstrom
James Lindstrom Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ David Shackelton
David Shackelton Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1 (1)	Membership Interest Purchase Agreement, dated September 3, 2015 by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp. and Molina Healthcare, Inc.

10.1(2)	Employment Agreement, dated August 6, 2015, by and between The Providence Service Corporation and James Lindstrom

10.2 (2)	2015 HoldCo LTI Program of Providence Service Corporation

10.3 (2)	Form of Special Incentive Stock Option Award Agreement

10.4 (2)	Form of Matching Incentive Stock Option Award Agreement

10.5 (1)

Third Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement dated as of September 3, 2015, by and among The Providence Service Corporation, the guarantors named therein, Bank of America, N.A., Sun Trust Bank, Royal Bank of Canada, BMO Harris Bank, N.A., HSBC Bank USA, National Association, the other lenders named therein, Merrill Lynch Pierce, Fenner & Smith Incorporated, Sun Trust Robinson Humphrey, Inc. and RBC Capital Markets.

10.6	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2015.

(2)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2015.