Form 10-K
period 2015-12-31
PROVIDENCE SERVICE CORP
filed 2016-03-11
CIK 1220754

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34221

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 East Broadway Blvd. Suite 350, Tucson, Arizona	85701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code

(520) 747-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was $607.3 million.

As of March 8, 2016, there were outstanding 14,866,327 shares (excluding treasury shares of 2,332,679) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

All or a portion of items 10 through 14 in Part III of this Form 10-K are incorporated by reference to our definitive proxy statement on Schedule 14A for our 2016 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2016, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

PART I

Item 1.	Business.

Background

The Providence Service Corporation (the “Company” or “Providence”), a Delaware corporation formed in 1996, is a holding company, whose subsidiaries provide critical healthcare and workforce development services. The Company operates within two key industry sectors-US healthcare and global workforce development-through its three operating segments: Non-Emergency Transportation Services (“NET Services”), Workforce Development Services (“WD Services”) and Health Assessment Services (“HA Services”). NET Services coordinates non-emergency transportation for individuals whose limited mobility and/or financial resources would otherwise hinder them from accessing necessary healthcare and social services. WD Services primarily provides employability and offender rehabilitation services to eligible participants of government sponsored programs. HA Services, provides care optimization and delivery solutions, including comprehensive health assessments (“CHAs”) for health plans as well as in-home care management offerings.

Ingeus Proprietary Limited and its wholly and partly-owned subsidiaries and associates (collectively, “Ingeus”) was acquired on May 30, 2014, and is included in WD Services. CCHN Group Holdings, Inc. and its wholly-owned subsidiaries and affiliates operating under the tradename Matrix (“Matrix”) was acquired on October 23, 2014, and is included in HA Services. On November 1, 2015, we completed the sale of the Human Services segment, which is accounted for as a discontinued operation.

As of December 31, 2015, we operated in 44 states and the District of Columbia in the United States (“US”), and in 11 countries outside of the US.

Holding Company Strategy

Our holding company strategy is designed to increase shareholder value through positive returns on invested capital and free cash flow generation, which in turn is predicated upon the continued development and efficient delivery of critical and high quality services. Our current service offerings are based upon a common purpose of delivering exceptional value in the healthcare and workforce development service industries, primarily in a community or home setting.

In order to meet our goal of increasing shareholder value, we have established certain priorities at both the holding company and segment leadership levels. The priorities of our leadership at the holding company level include: 1) pursuing the highest standards of governance, values and compliance, 2) ensuring operating excellence by attracting, developing, and retaining empowered and accountable segment level leadership with deep industry experience, and 3) allocating capital opportunistically in markets that may be inefficient or where we have an ability to invest at a discount to intrinsic value, particularly where our experience, analysis, and long-term perspective can provide an advantage over competitors. As demonstrated in 2015 with the divestiture of our Human Services segment, we also may dispose of current or future investments based on a variety of factors, including availability of alternative opportunities to deploy capital or otherwise maximize shareholder value as well as other strategic considerations.

Within our current segments, we seek to leverage our market reputation, customer relationships, and core competencies to capture growth opportunities within our current markets and service lines. We also intend to utilize these assets to expand organically and through acquisitions into adjacent markets and complementary service lines. Our core competencies include developing and managing large provider networks, tailoring healthcare and workforce development service offerings to the unique needs of diverse communities and populations, and designing service delivery models to achieve superior outcomes in low cost settings. We also continuously strive to capture service delivery efficiencies while also improving the quality of our offerings.

Holding Company Competition

In identifying, evaluating and selecting strategic opportunities, we may encounter intense competition from other entities having similar business objectives, such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and effecting transactions directly or through affiliates. These competitors may possess greater human and other resources than us, and our financial resources may be relatively limited in comparison. Any of these factors may place us at a competitive disadvantage in contrast to our competitors.

Holding Company Employees

In the execution of our holding company strategy, our 30 person holding company staff utilizes their investment experience in both public and private markets, previous operational leadership in a variety of industries, as well as other typical public holding company capabilities, including competencies in the areas of accounting, tax, human resource, information technology and legal. Our colleagues may also supplement our segment leadership teams in the areas of strategic development, operational and financial improvement, and cross segment sales or operational synergies on a selective basis. During 2016, we intend to relocate our executive offices to700 Canal St., Stamford, CT, 06901.

Financial information about our segments

The Company operates in three segments, NET Services, WD Services and HA Services. Financial information about segments and geographic areas, including revenues, operating income (loss), and long-lived assets of each segment and geographic information is included in Note 23, Segments, of our consolidated financial statements presented elsewhere in this report and is incorporated herein by reference. Additionally, see Item 1A, Risk Factors, for a discussion of risks related to our operations.

Effective November 1, 2015, we sold our Human Services segment. The operating results of the Human Services segment have been reclassified into discontinued operations in the consolidated financial statements in all periods presented.

Our Operating Segments

NET Services

Services offered.  NET Services provides non-emergency transportation solutions to clients in 39 states and the District of Columbia. As of December 31, 2015, approximately 24.8 million individuals were eligible to receive our transportation services. For 2015, 2014 and 2013, NET Services accounted for 63.9%, 77.8% and 96.4%, respectively, of our consolidated revenue.

NET Services contracts with state and regional Medicaid programs, local government agencies, hospital systems, and managed care organizations (“MCOs” and collectively “NET payers”) for the coordination of their members’ (“NET end-users”) non-emergency transportation needs. NET end-users are typically Medicaid or Medicare eligible members, whose limited mobility and/or financial resources would otherwise hinder their ability to access necessary healthcare and social services. We believe our transportation services not only improve the quality of life and health of the populations we serve, but also keep individuals in their homes and out of more expensive institutional care settings.

To fulfill the transportation needs of NET end-users, we have established a contracted network of approximately 5,000 independent transportation providers, including operators of wheelchair equipped vehicles, multi-passenger vans, taxis, and ambulances. To ensure the safety, quality, and compliance of our network, each of our transportation providers undergoes an in-depth credentialing process, including: (i) criminal background checks, driving record checks, and drug testing of drivers; (ii) driver training on first aid, patient sensitivity, and cultural diversity; (iii) inspections of vehicles and communication systems; and (iv) demonstration of adequate insurance coverage. We receive transportation requests directly from NET end-users or their representatives, such as social workers, through our call/support centers and utilize a proprietary technology platform to coordinate trips in an efficient and user friendly manner. A significant percentage of our transports are standing orders, mostly for patients who require frequent, recurring services such as dialysis treatment, mental health services, physical therapy, or adult day care services. Non-standing orders include more ad hoc needs for transportation including doctor visits, dental appointments, and hospital discharges.

Revenue and payers. We contract primarily with state and local government entities and MCOs. Contracts with state Medicaid agencies represent the largest source of our revenue. State payer contracts are typically for three to five years with renewal options. NET Services derived approximately 15.0%, 17.0% and 15.3% of revenue from a single state payer for the years ended December 31, 2015, 2014 and 2013, respectively. The next four largest NET payers in the aggregate comprised approximately 24.2%, 26.2% and 28.4% of NET Services’ revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Approximately 83.6% of NET Services’ revenue in 2015 was generated under capitated contracts where we assume the responsibility of meeting the covered healthcare related transportation requirements of a specific population. Capitated contracts are generally structured with fixed per member, per month payment rates based upon the defined scope of work, actual historical transportation data for the defined population and geographical region to be served, future assumptions on key costs which includes the purchase price of various levels of transport as well as the program population’s future behavior and the necessity of the program. Historically, under a majority of the contracts, we received payment at the outset of the contract month. However, recently certain states have introduced reconciliation contracts, whereby payment is received after the contract month, based upon a reconciliation of the member count. Approximately 14.0% of NET Services’ revenue in 2015 was derived from fee for service and flat fee contracts, under which fees are generated based upon billing rates for specific services or defined membership populations.

Seasonality. The quarterly operating income and cash flows of NET Services normally fluctuate as a result of seasonal variations in the business, principally due to lower NET end-user demand during the holiday and winter seasons. While revenue is generally fixed, primarily as a result of the capitated nature of the majority of our contracts, service expense varies based on NET end-user utilization of our services. Thus, we experience quarterly fluctuations in operating income as a result of this seasonal demand.

Competition. We compete with a variety of organizations that provide similar healthcare and social services related transportation, such as American Medical Response, Inc., Medical Transportation Management Inc., and SoutheasTrans, Inc. as well as local and regional providers. Most local competitors seek to win contracts for specific counties or small geographic territories whereas we and other larger competitors seek to win contracts for an entire state or large regional area. Historically, we have been successful in competitively bidding for state-wide or other large Medicaid population programs. We compete based on our technical expertise and experience, which is delivered in a high service, competitive price environment, although we are not necessarily the lowest priced provider in many instances.

Business development.  In states where we have regional contracts, we generally seek to expand our services to additional regions in these states and in contiguous states, in order to improve operating efficiencies and opportunities for our existing operational network. We make decisions about which RFPs to consider centrally, selectively targeting contracts based on our profitability goals and service capabilities.

HA Services

Services offered.  HA Services provides care optimization and delivery solutions, which primarily includes comprehensive health assessments (“CHAs”), but also includes in-home and community-based care management offerings. HA Services utilizes a national network of approximately 800 nurse practitioners (“NPs”), located across 35 states, to provide its services primarily to members of Medicare Advantage (“MA”) health plans. For 2015 and 2014, HA Services accounted for 12.8% and 3.8%, respectively, of our consolidated revenue. The increase in revenue is due to the acquisition of Matrix in October 2014.

HA Services primarily generates revenue from CHAs, which capture a health plan members’ health, social, environment and medication risks. Our services typically commence with a member analysis that utilizes client data, such as medical claims data, to maximize our ability to improve client and member outcomes as a result of the assessment process.

Through our contact centers, which include almost 165 colleagues, we pursue additional data collection and schedule assessments. Our NPs then spend up to 60 minutes in the member’s home conducting a comprehensive CHA, which is comprised of a number of distinct components. In addition to checking vital signs and performing a physical examination, our NPs review the member’s health history and medical prescriptions, conduct a depression screening, evaluate the immediate residential setting for any physical safety issues, review recommended screening tests, and conduct a series of geriatric screens for fall risks, nutrition, and cognitive function. As the evaluation is intended to provide a complete clinical assessment, our NPs are also trained to record all diagnoses of medical conditions.

The data collected during the CHA is captured electronically on a portable tablet. The CHA process is specifically designed to engage and coordinate with the member’s full care network in order to facilitate follow-up care and treatment. Following each CHA, educational and clinical information is shared with the member, the member’s primary healthcare provider and health plan to identify and close gaps in care. The CHA captures accurate and detailed health diagnoses, which also assists our health plan customers in determining the appropriate reimbursement levels for their member base. In addition to identifying opportunities to improve and optimize care, our service offering can deliver immediate impact on care outcomes.

In addition to our primary CHA services, we launched a chronic care management offering in 2015. With data provided by our health plan clients, we utilize analytics to determine which members we can most effectively lower costs and improve outcomes through face-to-face engagements with clinicians. Each program is customized and is served by a comprehensive team of case managers, nurse practitioners, registered nurses, and trained call center colleagues. We anticipate our chronic care management offering will become an increasing proportion of HA Services’ revenue over the next two to three years.

Revenue, payers and clients. As of December 31, 2015, HA Services’ customers included approximately 40 health plans, including for profit multi-state health plans and non-profit health plans that operate in only one state or several counties within one state. HA Services serves many of the largest and most prestigious health plans and health systems in the US. For the year ended December 31, 2015, HA Services’ top five customers accounted for approximately 73.6% of its revenue, and its largest customer accounted for approximately 31.1% of its revenue. HA Services enters into annual or multi-annual contracts with its customers under which it is paid on a per assessment basis.

Seasonality. Historically, we have experienced higher CHA volume in the second half of the calendar year as a result of an accelerating demand towards calendar year-end. However, in 2015, CHAs were performed more evenly throughout the year as we worked to balance our volume to more efficiently utilize our NPs.

Competition. We believe that Matrix and CenseoHealth are the largest independent providers of CHAs to the health plan market. There are many smaller volume competitors, including Advance Health, EMSI Healthcare Services, MedXM, and Inovalon, Inc. Some plans in-source CHA services for their members through their own network of NPs, including some plans which also utilize our services Our services are often priced at a premium relative to our competitors, and we believe we will continue to maintain a pricing differential as a result of: (i) our national footprint across 35 states, (ii) sophisticated stratification techniques to identify gaps in data and care, (iii) multi-channel member engagement capabilities, (iv) the benefits of HA Services’ community-based NPs, (v) greater control, uniformity and consistency in delivering high quality services for beneficiaries, and (vi) our ability to execute and deliver the assessment goals of our customers. Our chronic care management competitors include Landmark Healthcare, PopHealthcare and Optum.

Business development. Our business development capabilities are key to capitalizing on our significant market and growth opportunities. While we have historically been led by a small team of account managers and sales personnel, we believe that additional strategic investments in sales and marketing will enable us to increasingly seize on the healthcare industry’s need for expanded assessment offerings and chronic care management solutions. To that end, we are expanding our dedicated sales personnel, which includes focused sales professionals who have expertise in certain fields, including chronic care management. Marketing strategies include sponsorship and partnership of key industry conferences, client-focused events and programs, and face-to-face marketing.

WD Services

Services offered.  WD Services provides workforce development and offender rehabilitation services, both of which include employment preparation and placement, apprenticeship and training, and certain health related services, such as employee assistance programs. For 2015, 2014 and 2013, WD Services accounted for 23.3%, 18.4% and 3.6%, respectively, of our consolidated revenue. The growth in revenue is principally due to the acquisition of Ingeus in May 2014.

WD Services’ end user client base (“WD end-users”) is broad, and includes both the recently and long-term unemployed, disabled, and unskilled individuals, as well as individuals that are coping with medical illnesses, are newly graduated from educational institutions, or have been released from incarceration.

As of December 31, 2015, WD Services operated across 12 countries, including the United Kingdom (“UK”), Australia, France, Saudi Arabia, South Korea, Canada, the US, Germany, Poland, Spain, Sweden, and Switzerland. However, the operations in Sweden will cease during 2016.

Revenue, payers and clients. The majority of our revenues are generated by providing employability and training programs with national government entities seeking to reduce unemployment or recidivism rates. For the years ended December 31, 2015 and 2014, approximately 75.5% and 66.6%, respectively, of WD Services’ revenue was derived from operations in the UK. Additionally, approximately 40.0% and 57.2% of our WD Services’ revenue was derived from a single government customer during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, approximately 28.2% of WD Services’ revenue was derived from the second largest WD Services customer.

The nature of services offered by WD Services often relies on our ability to improve a certain set of outcomes at a reduced cost versus previously utilized in-sourced delivery models. As a result, as we commence new contracts with new transformational delivery models, we are required to invest significant upfront capital for information technology, facilities and transformational costs, such as consultants and redundancy payments. The level of upfront funding required is dependent upon the size and nature of the contract. Although significant upfront funding may be required, revenues are often payable only as services are delivered and in some cases only after incentive measures have been achieved. As a result of these two factors, there can be significant variability in our earnings from quarter to quarter, and from year to year. Thus, we measure our contracts success over the term of the contract and believe the financial results of WD Services are best viewed over a multi-year perspective.

Seasonality. While there has been period-to-period variability in WD Services’ earnings due to the factors discussed above and also set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Earn our Revenue – WD Services,” there has not been a material seasonal effect on the WD Services’ results of operations.

Competition. In the UK, Australia and Saudi Arabia, the workforce development and offender rehabilitation market is served primarily by large multi-national corporations that provide a wider range of outsourced services than we offer. In Canada, France, Germany, South Korea, Spain, Sweden, Switzerland, and the US, our competition primarily consists of small, privately owned companies. Our larger competitors include Maximus, Capita, G4S, Sodexo, Interserve and Serco.

The market for services to governments is competitive and subject to change and pricing pressure, particularly during the bidding for contract renewals. However, due to the critical nature of our offerings and the end-users we serve, market entry can be difficult for new entrants or those without previous examples of service excellence. In addition, due to the complexity, significant upfront investment, and long-term nature of the contracts, barriers to entry exist for those potential new competitors without prior, relevant experience.

Business development. Our business development activities are performed at both the local level as well as centrally in WD Services’ London headquarters. Through local and global networks and relationships, we become aware of new opportunities for which we develop bids through competitive processes. The nature of the competitive processes varies from highly competitive to being one of a few, or the sole, service providers to bid on a contract.

Our primary focus is on expanding our portfolio of national contracts within our areas of expertise. However, other key elements of our long-term strategy include leveraging our expertise in certain adjacent niche or inefficient markets, expanding our services to private corporations, and increasing the provision of skills and training services as well as health-related services. In addition, in late 2015, our bidding process was reviewed and transformed with an improved focus on pursuing only those contracts where we can estimate financial outcomes within our investment and risk criteria and where we can demonstrate differentiated and improved outcomes for our clients.

Employees

As of December 31, 2015, we employed approximately 9,072 clinical, client service and administrative personnel. Of these employees, 3,668 work in our NET Services segment, 4,325 work in our WD Services segment and 1,049 work in our HA Services segment.

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

None of our US employees are members of a union. We have nearly 3,000 and 370 full-time employees in the UK and France, respectively. Certain of our UK employees are members of the NAPO and Unison unions and certain of our employees in France are members of the Confederation Generale du Travail. Unionized employees in both countries have collective bargaining rights. Participation in unions is confidential under European employment laws. We believe we have good relationships with our employees, both unionized and non-unionized, in the US and internationally.

Regulatory Environment

Overview

We are subject to numerous federal, state and local laws and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. We must also comply with state and local licensing requirements and requirements for participation in Medicare, Medicaid, requirements for contracting with MA plans, and contractual requirements imposed upon us by the state and local agencies with which we contract for such healthcare and human services. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide.

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
●

the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its privacy, security, breach notification and enforcement and code set regulations, along with evolving state laws protecting patient privacy and requiring notifications of unauthorized access to, or use of, patient medical information;

●	civil monetary penalties law;
●	anti-kickback laws;
●	the Stark Law and other self-referral and financial inducement laws;
●

CMS regulations pertaining to Medicare as well as CMS releases applicable to the operation of MA plans, such as reimbursement rates, risk adjustment methodologies, adjustments to quality management measurements and other relevant factors; and

●	state licensure laws.

A violation of any law could result in civil and criminal penalties, the refund of monies paid by government and/or private payers, our exclusion from participation in federal healthcare payer programs, and/or the loss of our license to conduct business within a particular state’s boundaries. Although we believe that we are able to maintain material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or applicable law enforcement or regulatory authority, could result in an adverse determination that could harm our business. Furthermore, the laws applicable to our business are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business.

Federal Law

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

False and Other Improper Claims

Under the federal False Claims Act (31 U.S.C. §§ 3729-3733) and similar state laws, the government may impose civil liability on us if we knowingly submit, or participate in submitting, any claims for payment to the federal or state government that are false or fraudulent, or that contain false or misleading information. The False Claims Act defines a claim as a demand for money or property made directly to the government or to a contractor, grantee, or other recipient if the money is to be spent on the government’s behalf or if the government will reimburse the contractor or grantee. Liability can be incurred for submitting (or causing another to submit) false claims with actual knowledge or for submitting false claims with reckless disregard or deliberate ignorance. Liability can also be incurred for knowingly making or using a false record or statement to receive payment from the federal government or for knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the government. Consequently, a provider need not take an affirmative action to conceal or avoid an obligation to the government, but the mere retention of an overpayment from the government could lead to potential liability under the False Claims Act.

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

State Medicaid agencies and state Attorneys General also have authority to seek criminal or civil sanctions for fraud and abuse violations. In addition, private insurers may bring actions under state false claim laws. In certain circumstances, federal and state laws authorize private whistleblowers to bring false claim or “qui tam” suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, the federal government has engaged a number of private audit organizations to assist it in tracking and recovering claims for healthcare services that may have been improperly submitted.

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

Health information practices

Under HIPAA, the US Department of Health and Human Services (“DHHS”) issued rules to define and implement standards for the electronic transactions and code sets for the submission of transactions such as claims, and privacy and security of individual health information in whatever manner it is maintained.

The Final Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule, published by DHHS addresses, among other issues, DHHS’s policies for determining violations and calculating civil monetary penalties, how DHHS will address the statutory limitations on the imposition of civil monetary penalties, and various procedural issues. The rule extends enforcement provisions currently applicable to the healthcare privacy regulations to other HIPAA standards, including security, transactions and the appropriate use of service code sets.

The Health Information Technology for Economic and Clinical Health Act, (“HITECH”), enacted as part of the American Recovery and Reinvestment Act of 2009, extends certain of HIPAA’s obligations to parties providing services to healthcare entities covered by HIPAA known as “business associates,” imposes new notice of privacy breach reporting obligations, extends enforcement powers to state attorney generals and amends the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA. HITECH establishes four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office of Civil Rights of the Department of Health and Human Services and states are increasing their investigations and enforcement of HIPAA compliance. We have taken steps to ensure compliance with HIPAA and we are monitoring compliance on an ongoing basis.

Additionally, the HITECH Final Rule imposes various requirements on covered entities and business associates, and expands the definition of “business associates” to cover contractors of business associates. We are continuing to assess our compliance obligations under HIPAA as modified by HITECH, and are implementing operational and systems changes, associate education and resources. There is no guarantee that we will be able to implement them adequately given HIPAA’s complexity and the recently finalized HIPAA and HITECH regulations, which may be subject to changing and perhaps conflicting interpretation. Our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under HITECH and may require us to incur significant costs in order to seek to comply with its requirements.

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

Healthcare Reform

On March 23, 2010, the President of the United States signed into law comprehensive health reform through the Patient Protection and Affordable Care Act (Pub. L. 11-148) (“PPACA” or “ACA”). On March 30, 2010, the President signed a reconciliation budget bill that included amendments to the PPACA (Pub. L. 11-152). These laws in combination form the “Health Care Reform Act” referred to herein. The changes to various aspects of the healthcare system in the Health Care Reform Act are far-reaching and include, among many others, substantial adjustments to Medicare reimbursement, establishment of individual mandates for healthcare coverage, extension of coverage to certain populations, expansion of Medicaid, restrictions on physician-owned hospitals, and increased efficiency and oversight provisions.

Some of the provisions of the Health Care Reform Act took effect immediately, while others will take effect later or will be phased in over time, ranging from a few months following approval to ten years. Due to the complexity of the Health Care Reform Act, it is likely that additional legislation will be considered and enacted. The Health Care Reform Act requires the promulgation of regulations that will likely have significant effects on the healthcare industry and third party payers. Thus, the healthcare industry and our operations may be subjected to significant new statutory and regulatory requirements and contractual terms and conditions, and consequently to structural and operational changes and challenges.

The Health Care Reform Act also implements significant changes to healthcare fraud and abuse laws that will intensify the risks and consequences of enforcement actions. These include expansion of the False Claims Act by: (a) narrowing the public disclosure bar; and (b) explicitly stating that violations of the Anti-Kickback Statute trigger false claims liability. In addition, the Health Care Reform Act lessens the intent requirements under the Anti-Kickback Statute to provide that a person may violate the statute without knowledge or specific intent. The Health Care Reform Act also provides new funding and expanded powers to investigate fraud, including through expansion of the Medicare Recovery Audit Contractor (“RAC”) program to Medicare Parts C and D and Medicaid and authorizing the suspension of Medicare and Medicaid payments to a provider of services pending an investigation of a credible allegation of fraud. Finally, the legislation creates enhanced penalties for noncompliance, including increased criminal penalties and expansion of administrative penalties under Medicare and Medicaid. Collectively, such changes could have a material adverse impact on our operations.

Surveys and audits

Our programs are subject to periodic surveys by government authorities and/or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, we will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

•	the imposition of fines or penalties;

•	temporary suspension of admission of new clients to our program’s service;

•	in extreme circumstances, exclusion from participation in Medicaid, Medicare or other programs;

•	revocation of our license; or

•	contract termination.

While we believe that our programs are in compliance with Medicare, Medicaid and other program certification requirements and state licensure requirements, failure to comply with these requirements could have a material adverse impact on our business and our ability to enter into contracts with other agencies to provide services.

Billing/claims reviews and audits

Agencies and other payers periodically conduct pre-payment or post-payment medical reviews or other audits of our claims. In order to conduct these reviews, payers request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care. Any determination that we have not complied with applicable rules and regulations could result in adjustment of payments or the incurrence of fines and penalties, or in situations of significant compliance failures review or non-renewal of related contracts.

Corporate practice of medicine and fee splitting

Some states in which we operate prohibit general business entities, such as we are, from “practicing medicine,” which definition varies from state to state and can include employing physicians, as well as engaging in fee-splitting arrangements with these healthcare providers. Among other things, we currently contract with and employ NPs to perform CHAs. We believe that we have structured our operations appropriately; however, we could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties, fines, certain license requirements or other measures. Any determination that we have acted improperly in this regard may result in liability to us. In addition, agreements between the corporation and the professional may be considered void and unenforceable.

Professional licensure and other requirements

Many of our employees are subject to federal and state laws and regulations governing the ethics and practice of their professions. For example, our mid-level practitioners, e.g., NPs, are subject to state laws requiring physician supervision and state laws governing mid-level scope of practice. As the use of mid-levels by physicians increases, state governing boards are implementing more robust regulations governing mid-levels and their scope of practice under physician supervision. Our ability to provide mid-level practitioner services may be restricted by the enactment of new state laws governing mid-level scope of practice and by state agency interpretations and enforcement of such existing laws. In addition, professionals who are eligible to participate in Medicare and Medicaid as individual providers must not have been excluded from participation in government programs at any time. Our ability to provide services depends upon the ability of our personnel to meet individual licensure and other requirements.

International Regulation of WD Services segment

As a provider of WD services in multiple international jurisdictions, we are subject to numerous national and local laws and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. We must also comply with contract-specific technical and infrastructure requirements. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide. In addition, our revenue is primarily derived from contracts that are funded by national governments that are seeking to reduce the overall unemployment rate, or improve job placement success for targeted cohorts, and the recidivism rate. Further, the revenue we receive from these contracts is typically tied to milestones that are largely uncontrolled by us. Such milestones include the job placement success of clients, duration and tenure of clients in jobs once they are placed, and various other market and industry factors including the overall unemployment rate. A significant decline in national and local government initiatives to provide funding for employment programs, or shift of expenditures or funding, could cause government sponsors to reduce their expenditures under those contracts or not renew such contracts, either of which could have a negative impact on our future operating results.

Our WD Services segment is also subject to the European Union’s and other countries’ data security and protection laws and regulations. These laws and regulations may restrict the flow of information, including information about employees or service users, from this segment to the Company in the United States. In certain instances, informed consent to the data transfer must be given by the affected employee or service user. Compliance with such laws and regulations may make it more difficult for the Company to gather data necessary to ensure the appropriate operation of its internal controls or to detect corruption resulting in the need for additional controls or increasing the Company’s costs to maintain appropriate controls. Failure to comply with such laws and regulations could result in fines or penalties against the Company.

Further, our international operations are subject to various US and foreign statutes that prevent bribery and corruption, including the US Foreign Corrupt Practices Act and the UK’s Bribery Act. These statutes generally prevent the provision of anything of value to government officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment and require the maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. In addition, many countries in which we operate have antitrust or competition regulations which prohibit collusive tendering or bid-rigging behavior. Failure to comply with any of these statutes and regulations could result in fines or penalties and could have a negative impact on our future operations.

Additional Information

Our website is www.prscholdings.com. We make available, free of charge at this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. In addition, we will provide, at no cost, paper or electronic copies of our Forms 10-K, 10-Q and 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission. Requests for such filings should be directed to David Shackelton, Chief Financial Officer, telephone number: (520) 747-6600.

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

        Our annual operating results and the market price for our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in rates or coverage for services by payers;
•	changes in Medicare, Medicaid or other federal or state rules, regulations, policies or applicable foreign regulations;
•	the development of increased competition;
•	price and volume fluctuations in the overall stock market;
•	changes in the competitive landscape of the market for our services, including new entrants to the market;
•	market conditions or trends in our industry or the economy as a whole;
•	increased competition in any of our segments, including through insourcing of services by our clients;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•	changes in accounting principles.

        In addition, the stock markets, and in particular the NASDAQ Global Market, have experienced considerable price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we become involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

We obtain a significant portion of our business through responses to government requests for proposals and we may not be awarded contracts through this process in the future, or contracts we are awarded may not be profitable.

We obtain, and will continue to seek to obtain, a significant portion of our business from national, state, and local government entities. To obtain business from government entities, we are often required to respond to RFPs. To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and the terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to RFPs will greatly impact our business. We may not be awarded contracts through the RFP process, and our proposals may not result in profitable contracts.

If we fail to establish and maintain important relationships with officials of government entities and agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenues.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to the government entities and agencies prior to the development of an RFP or program for privatization of healthcare and workforce development services and we believe they enhance our chances of procuring contracts with these payers. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships. We may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.

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

The services we provide across our three segments are subject to lawsuits and claims. A substantial award could have a material adverse impact on our operations and cash flows, and could adversely impact our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee or a third party we engage to assist with the provision of services, including but not limited to claims arising out of accidents involving vehicle collisions, workforce development placements or CHAs and various claims that could result from employees or contracted third parties driving to or from interactions with clients and while providing direct client services. We can be subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment laws and permitting issues. While we are insured for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, certain wage and hour violations or punitive damages, could adversely affect our cash flow and financial condition.

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

We compete for clients and for contracts with a variety of organizations that offer similar services across all of our segments. Many organizations of varying sizes compete with us, including local not-for-profit organizations and community based organizations, larger companies, organizations that provide similar NET management services to Medicaid eligible beneficiaries in local markets, large multi-national corporations that provide WD services and CHA providers. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payers, any of which could have a material adverse effect on our operating results.

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

Our WD Services segment has operations in many countries in Europe and these operations have access to significant amounts of sensitive personal information about individuals. In Europe, these operations are subject to European and national data privacy legislation, which imposes significant obligations on data processors and controllers with respect to such personal information. Similar regimes exist in other WD Service jurisdictions such as Australia, Canada and South Korea. In addition, our contractual obligations with customers can require additional, stringent commitments in the handling of such information, which are subject to client audit procedures and other checks, often with severe contractual penalties in the case of breach.

As a result of any security breach, or loss or mishandling of data, we could incur liability, regulatory actions, fines, contractual deductions, enforcement orders or litigation, which could increase our costs and have a material adverse effect on our operating results. Further, any such breach, or loss or mishandling of data could impact our business reputation and could result in the loss of contractual relationships or make it more difficult to obtain new contracts, having an adverse effect on our business and financial performance.

We depend on our key personnel.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Providence and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

Regulatory Risks

We conduct business in a heavily regulated healthcare industry. Compliance with existing regulations is costly, and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenue and profitability.

The healthcare industry is subject to extensive federal and state regulations relating to, among other things:

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

The CHA services industry is primarily regulated by federal and state healthcare laws and the requirements of participation and reimbursement of the MA Program established by CMS. From time to time, CMS considers changes to regulatory guidelines with respect to prospective CHAs. CMS could adopt new guidelines that may, for example, increase the costs associated with CHAs or limit the opportunities and settings available to administer CHAs. Further, changes in or adoption of new state laws governing the scope of practice of mid-level practitioners, or more restrictive interpretations of such laws, may restrict our ability to provide services using nurse practitioners. Any such implementation of additional regulations on the CHA industry by CMS or other regulatory bodies or further regulation of mid-level practitioners could have a material adverse impact on our HA Services segment’s revenues and margins, which could have a material adverse impact on our consolidated results of operations.

In our WD Services segment, we conduct business in several countries, each with its own system of regulation. Compliance with existing regulations is costly, and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenue and profitability.

In 2015, our WD Services segment operated in 11 countries outside the US. Each of these countries has its own national and municipal laws and regulations, and some countries such as Australia, Germany and Switzerland, have both federal and state regulations. These laws can differ significantly from country to country. In addition, in Europe, countries (including the United Kingdom) are subject to European Union laws and rules. We have implemented compliance policies to help assure our compliance with these laws and regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services or the manner in which we conduct our business.

We could be subject to actions for false claims if we do not comply with government coding and billing rules, which could have a material adverse impact on our operating results.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could have a material adverse impact on our operating results. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed and/or under various state statutes which prohibit the submission of false claims for services covered. Compliance failure could further result in criminal liability under various federal and state criminal or civil statutes.

In the WD Services segment, particularly in Europe, our contracts are subject to stringent claims and invoice processing regimes which vary depending on the customer and nature of the payment mechanism. Under European procurement legislation which has been implemented in each European Union member state, any conviction for fraud can result in a ban from participating in public procurement tenders for up to five years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority. This could significantly affect our business given that most of our customers in Europe are governmental organizations. Any such breaches or deficiencies in paperwork associated with billing may also be subject to contractual claw back regimes and penalties, which can be enforced many years after the revenue has been paid by the relevant authority.

While we carefully and regularly review our documentation, coding and billing practices, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our financial position and results of operations.

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

As an international business whose customers are largely in the public sector, the WD Services segment generally wins work through public tender processes. Various statutes, such as the UK’s Bribery Act and the Foreign Corrupt Practices Act in the US, prohibit us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. These statutes require us to maintain adequate record-keeping and internal accounting practices to accurately reflect our transactions. In addition, many countries in which we operate have antitrust or competition regulations which prohibit collusive tendering or bid-rigging behavior. Policies and procedures we implement to prevent bribery, corruption and anti-competitive conduct may not effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations. Further, our WD Services segment is subject to the European Union’s and other countries’ data security and protection laws and regulations. These laws and regulations may restrict the flow of information, including information about employees or service users, from this segment to the Company in the US. In certain instances, informed consent to the data transfer must be given by the affected employee or service user. Compliance with such laws and regulations may make it more difficult for the Company to maintain the records and internal accounting practices necessary to ensure the appropriate operation of our internal controls or to detect corruption. Any breach of bribery, corruption and collusive tendering laws could also expose our operations in Europe to a ban from participating in public procurement tenders for up to 5 years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority.

We are subject to regulations relating to privacy and security of patient information. Failure to comply with privacy regulations could result in a material adverse impact on our operating results.

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under (“HIPAA”) contain provisions that:

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

Our WD Services segment has operations in many countries in Europe, and internationally, and these operations have access to significant amounts of sensitive personal information about individuals. In Europe, these operations are subject to European and national data privacy legislation which imposes significant obligations on data processors and controllers with respect to such personal information. Some countries, such as France and Germany, have particularly strong privacy laws which impose even greater obligations on people handling personal information. There are proposed amendments being suggested to European data privacy legislation which could significantly increase the fines for any breaches. In addition to fining powers, information privacy regulators in Europe have significant powers to require organizations that breach regulations to put in place measures to ensure that such breaches do not occur again, and require businesses to stop processing personal information until the required measures are in place. Such orders could significantly impact our business given we are required to handle personal information as part of our service delivery model.

As a government contractor, we are subject to an increased risk of litigation and other legal actions and liabilities.

As a government contractor, we are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities that are not as frequently experienced by companies that do not provide government sponsored services. Companies providing government sponsored services can also become involved in public inquiries which can lead to negative media speculation or potential cancellation or termination of contracts. In our WD Services segment in Europe, European procurement regulations in force in each European Union member state require public procurement authorities to impose a ban from participating in public procurement tenders for up to five years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority where companies are found guilty of fraud or certain other criminal offenses. Authorities can also exercise their discretion to blacklist companies for up to two years where they believe they have been involved in acts of gross misconduct or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority. The occurrence of any of these actions, regardless of the outcome, could disrupt our operations and result in increased costs, and could limit our ability to obtain additional contracts in other jurisdictions.

Our business could be adversely affected by future legislative changes that hinder or reverse the privatization of NET services or WD services.

The market for certain of our services depends largely on government sponsored programs. These programs can be modified or amended at any time. Moreover, part of our growth strategy includes aggressively pursuing opportunities created by government initiatives to privatize the delivery of NET services and WD services. However, there are opponents to the privatization of these services and, as a result, future privatization is uncertain. If additional privatization initiatives are not proposed or enacted, or if previously enacted privatization initiatives are challenged, repealed or invalidated, there could be a material adverse impact on our operating results.

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

However, the Deficit Reduction Act of 2005 (“Deficit Reduction Act”) requires states that desire to impose provider taxes to impose taxes on all MCOs, not just Medicaid MCOs. This uniformity requirement as it relates to taxing all MCOs may make states more reluctant to use provider assessments as a vehicle for raising matching funds and, thus, reduce the amount of funding that the states receive and have available. Moreover, under the Deficit Reduction Act, states may be allowed to reduce the benefits provided to certain Medicaid enrollees, which could affect the services that states contract for with us. We cannot make any assurances that these Medicaid changes will not negatively affect the funding under our contracts. As funding under our contracts is dependent in part upon federal funding, such funding changes could have a significant effect upon our business.

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

We generate a significant amount of the revenues in our segments from a few payers under a small number of contracts. For example, for the years ended December 31, 2015, 2014 and 2013, we generated approximately 52.8%, 56.2% and 61.8%, respectively, of our revenue from our top ten payers. Additionally, our top five payers related to our NET Services operating segment represent, in the aggregate, approximately 39.2%, 43.2% and 43.6%, respectively, of our NET Services operating segment revenue for the years ended December 31, 2015, 2014 and 2013. The top payer related to our WD Services operating segment represented 40.0% and 57.2% of our WD Services operating segment revenue for the years ended December 31, 2015 and the period from May 31, 2014 to December 31, 2014, respectively. Additionally, the top payer related to our HA Services operating segment represented 31.1% and 43.2% of our HA Services operating segment revenue for the year ended December 31, 2015 and the period from October 24, 2014 to December 31, 2014, respectively. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations.

Changes to the fee structure in our workforce development contracts with the UK Department of Work & Pension could have a material adverse effect on our operating results.

Approximately 40.0% and 57.2% of WD Services’ revenues for the year ended December 31, 2015 and the period from May 31, 2014 to December 31, 2014, respectively, are derived from seven standardized regional contracts with the Department of Work & Pension (“DWP”) under the Work Programme, whereby services are provided to long-term unemployed individuals to place them into jobs. Under the terms of the contracts with the DWP, effective July 1, 2014, the fee structure has changed, eliminating certain upfront payments and discounting certain other fees. As a result, going forward, WD Services will receive the majority of its revenue under these contracts only upon demonstrating the client’s continued employment for a substantial period of time and upon achievement of incentive measures over the defined measurement periods. However, a substantial portion of the total cost of providing services to clients is incurred in the period between referral and job placement. The loss of, continued reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts with the DWP could have a material adverse impact on our WD Services segment’s revenue and margins, which could have a material adverse impact on our consolidated results of operations.

Our contracts in certain of our segments can be terminated prior to expiration, without cause and without penalty to the payers. There can be no assurance that out contracts will survive until the end of their stated terms, or that upon their expiration these contracts will be renewed or extended. Disruptions to our contracts could have a material adverse impact on our results of operations.

With respect to many of our contracts, the payer may terminate the contract without cause, at will and without penalty to the payer, either immediately or upon the expiration of a short notice period in the event that, among other reasons, government appropriations supporting the programs serviced by the contract are reduced or eliminated. The failure of payers to renew or extend significant contracts or their early termination of significant contracts could adversely affect our financial performance. We cannot anticipate if, when or to what extent a payer might terminate its contract with us prior to its expiration or fail to renew or extend its contract with us.

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

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, which may place existing pledged performance and payment bonds at risk as well as harm our ability to keep our existing contracts or obtain new contracts and future bonds.

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

Approximately 83.6%, 84.1% and 83.4% of our NET services revenue during 2015, 2014 and 2013, respectively, was generated under capitated contracts with the remainder generated through fee for service (“FFS”) and flat fee contracts. Our WD Services segment also provides services under FFS and flat fee contracts. Under most of our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local van, cab and ambulance companies on a per ride or per mile basis. We use a “pricing model” to determine applicable contract rates, which takes into account factors, such as estimated utilization, state specific data, previous experience in the state and/or with similar services, medical covered programs outlined, identified populations to be serviced, estimated volume and availability of mass transit. The amount of the fixed per member, per month fee is determined in the bidding process, but predicated on actual historical transportation data for the subject geographic region (provided by the payer), actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all. Under our FFS contracts, we receive fees based on our interactions with government sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. Our risk on these contracts is that our client population is not large enough to cover our fixed costs, such as rent and overhead. Our FFS contracts are not reimbursed on a cost basis and therefore, if we fail to estimate our costs accurately, we may experience reduced margins, or even losses on these contracts.

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

           Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit. Because we have grown in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Similarly, interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors, government regulations, or in the climate of our business, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price. If events occur or circumstances change, we may be required to record an impairment adjustment to our goodwill or other intangible assets which could have a material adverse impact on our results of operations and financial position.

We may incur costs before receiving related revenues, which could result in cash shortfalls.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include leasing office space, purchasing office equipment, instituting information technology systems, and hiring personnel. As a result, in certain large contracts where the government does not fund program start-up costs, we may be required to invest significant sums of money before receiving any related contract payments or sufficient payments needed to cover start-up costs. In addition, payments due to us from payers may be delayed due to billing cycles or as a result of failures to approve government budgets in a timely manner. Moreover, especially under FFS arrangements, any resulting cash shortfall could be exacerbated if we fail to either invoice the payer or to collect our fee in a timely manner. This could have a material adverse impact on our ongoing operations and our financial position.

We have a substantial amount of debt, which could impair our financial condition.

We have a significant amount of indebtedness. As of December 31, 2015, we had approximately $305.0 million of total indebtedness and approximately $212.1 million of available letter of credit and borrowing capacity under our credit facilities. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences on our business. For example, it could:

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

          In addition, on February 11, 2015 and March 12, 2015, we issued $65.5 million and $15.8 million, respectively, of convertible preferred stock. The terms of the convertible preferred stock require us to pay mandatory quarterly dividends, either in cash or through an increase in the stated principal value of such stock. Our ability to satisfy and manage our obligations under our outstanding preferred stock depends, in part, on our ability to generate cash flow and on overall financial market conditions and the other factors discussed above.

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

Borrowings under our credit facility are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase and our net income would decrease, even though the amount borrowed under the facilities remained the same. As of December 31, 2015, we had $305.0 million outstanding variable-rate borrowings under our credit facility. Borrowings under our credit facilities accrue interest at LIBOR plus 3.0% per annum as of December 31, 2015. An increase of 1% in the LIBOR rate would cause an increase in interest expense of approximately $6.8 million over the remaining term of the Amended and Restated Credit Agreement, which matures in 2018.

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

We reinsure a substantial portion of our automobile, general liability, professional liability and workers’ compensation insurance. We also reinsured the general liability, professional liability, workers’ compensation insurance, automobile liability and automobile physical damage of various members of the network of subcontracted transportation providers and independent third parties over various policy years under reinsurance programs through our two wholly-owned captive insurance subsidiaries. However, effective February 15, 2011, we did not renew our reinsurance agreement and do not assume liabilities for policies that cover the general liability, automobile liability, and automobile physical damage coverage of our independent third party transportation providers after that date. We will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies. In the event that actual reinsured losses increase unexpectedly and substantially exceed actuarially determined estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in cost, we will continue to evaluate the levels and types of insurance we include in our reinsurance and self-insurance programs. Any increase to these programs increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

Any acquisition that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or have a material adverse impact on our operating results.

We have made, and anticipate that we will continue to make, strategic acquisitions as part of our growth strategy. We have made a number of acquisitions since our inception. The success of these and other acquisitions depends in part on our ability to integrate acquired companies into our business operations. There can be no assurance that the companies acquired will continue to generate income at the historical levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies, or that the acquisitions will not adversely affect our results of operations or financial condition.

We continually review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer prospects for growth. In connection with our acquisition strategy, we could issue stock that would dilute existing stockholders’ percentage ownership, or we could incur or assume substantial debt or contingent liabilities. Acquisitions involve numerous risks, including, but not limited to, the following:

•	challenges assimilating the acquired operations;
•	unanticipated costs and known and unknown legal or financial liabilities associated with an acquisition;
•	diversion of management’s attention from our core businesses;
•	adverse effects on existing business relationships with customers;
•	entering markets in which we have limited or no experience;
•	potential loss of key employees of purchased organizations;
•	the incurrence of excessive leverage in financing an acquisition;
•	failure to maintain and renew contracts of the acquired business;
•	costs associated with litigation or other claims arising in connection with the acquired company;
•	unanticipated operating, accounting or management difficulties in connection with an acquisition; and
•	dilution to our earnings per share.

We cannot assure you that we will be successful in overcoming problems encountered in connection with any acquisition and our inability to do so could disrupt our operations and adversely affect our business. Moreover, we rely heavily on the representations and warranties and related indemnities provided to us by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Contract profitability may decline due to actions by governmental agencies.

In our WD Services segment, our operating costs and profitability may be significantly impacted by actions required by a government agency, such as the availability of information systems maintained by the government to streamline enrollment into our service programs. In addition, certain contracts may require that we hire former government employees, in relation to offering our service programs. Lastly, revenue under certain contracts may be adjusted prospectively if client volumes are below expectations. If the Company is unable to adjust its costs accordingly, profitability is negatively impacted.

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

We are subject to income taxes in both the US and numerous jurisdictions abroad. Significant judgment and estimation is required in determining our provision for income taxes and related matters. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determinations are uncertain or otherwise subject to interpretation. Our determination of our income tax liability is always subject to review by applicable tax authorities and we are currently subject to audits in a number of jurisdictions. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have an adverse effect on our financial condition and results of operations.

Significant commercial arrangements could result in operating and financial difficulties.

In 2014 we entered into a joint venture in order to bid on a new contract. Our future growth may depend, in part, on future similar arrangements, any of which could be material to our financial condition and results of operations. The success of these arrangements will depend in part on the satisfactory performance of contractual obligations by our partners, over which we will not have control. Further, challenges may arise relating to such arrangements, such as governance, accountability and decision-making conflicts, which may be costly to resolve or may make the arrangement less successful.

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

We have operation centers in Australia, Canada, France, Germany, Poland, Saudi Arabia, South Korea, Spain, Sweden, Switzerland, the United Kingdom and the US. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	political or economic instability;
•	changes in governmental regulation or taxation;
•	currency exchange fluctuations;
•	difficulties and costs of staffing and managing operations in certain foreign countries;
•	work stoppages or other changes in labor conditions; and
•	taxes and other restrictions on repatriating foreign profits back to the US.

In addition, changes in policies and/or laws of the US or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws could reduce the anticipated benefits of international operations and could have a material adverse effect on our results of operations and financial condition. We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the US, and we currently do not conduct hedging activities. We cannot predict with precision the effect of future exchange-rate fluctuations on our business and operating results, and significant rate fluctuations could have a material adverse effect on our results of operations and financial condition.

We operate and are in a taxable income position in multiple tax jurisdictions, and face the risk of double taxation if one jurisdiction does not acquiesce to the tax claims of another jurisdiction.

          We currently operate in the US and 11 foreign countries and are subject to income taxes in those countries and the specific states and/or provinces where we operate. In the event one taxing jurisdiction disagrees with another taxing jurisdiction, we could experience temporary or permanent double taxation and increased professional fees to resolve taxation matters.

Our revenues and expenses are subject to foreign economic and currency risks due to our operations outside of the US.

We have operations in 11 countries outside the US. The value of the US dollar against other foreign currencies has seen significant volatility recently. Our reported financial condition and results of operations are reported in multiple currencies, and are then translated into US dollars at the applicable exchange rate for inclusion in our consolidated financial statements. Appreciation of the US dollar against these other currencies will have a negative impact on our reported net revenue and operating income while depreciation of the US dollar against such currencies will have a positive effect on reported net revenue and operating income.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of March 2016, our holding company headquarters was located in an owned building in Tucson, Arizona. In December 2015 we signed a lease for additional holding company office space in Stamford, Connecticut. In 2016, we intend to relocate principal executive offices into this new office space located at 700 Canal St., Stamford, CT, 06901. We intend to also maintain our holding company office space in Tucson, Arizona. NET Services leases space in approximately 38 locations, WD Services leases space in approximately 299 locations, and HA Services leases space in approximately three locations. The lease terms vary and we believe are generally at market rates. We believe that our properties are adequate for our current business needs, and believe that we can obtain adequate space, if needed, to meet our foreseeable business needs.

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

On August 31, 2015, after arms’ length negotiations, the parties reached an agreement in principle and executed a memorandum of understanding providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The Memorandum of Understanding stated that the Defendants have entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (“Definitive Proxy Statement”), Coliseum and certain of its affiliates and the Company entered into an amendment to that certain Series A Preferred Stock Exchange Agreement, by and among Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Blackwell Partners, LLC, and The Providence Service Corporation dated as of February 11, 2015 described in the Definitive Proxy Statement, and the Board of Directors of the Company agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the preferred stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a Supplement to the Proxy Statement. On September 16, 2015, Providence stockholders approved the removal of the Caps.

The settlement provided for, among other things, the release of any claims based on alleged coercion and disclosure related to the stockholder vote on the removal of the Caps. On November 13, 2015, the Court issued an order setting out the schedule related to application for court approval of the proposed settlement and plaintiffs’ counsel’s request for attorneys’ fees and expenses related to the settlement as provided for in the Memorandum of Understanding (“MOU”). The Company provided notice of the proposed partial settlement to Providence’s shareholders by December 11, 2015. At a hearing on February 9, 2016, the court denied approval of the settlement. The Court indicated that plaintiff’s counsel could petition the Court for a mootness fee, and that defendants would have the opportunity to oppose any such application.

On January 12, 2016, plaintiff filed a verified amended class action and derivative complaint. In addition to the defendants named in the earlier complaint, the amended complaint names David Shackelton, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC, Coliseum Capital CO-Invest, L.P. (collectively, and together with Coliseum Capital Management, LLC, “Coliseum”) and RBC Capital Markets, LLC, (“RBC Capital Markets”) as additional defendants. The amended complaint purports to allege direct and derivative claims for breach of fiduciary duty against some or all of the Individual Defendants and David Shackelton (collectively, the “Amended Individual Defendants”) regarding the approval of the subordinated note, the rights offering, standby agreement with Coliseum, and grant to Coliseum of certain stock options. The amended complaint also purports to allege an additional derivative claim for unjust enrichment against Coliseum regarding the subordinated note, the rights offering, and standby agreement with Coliseum, and stock options. The amended complaint further alleges that Coliseum and RBC Capital Markets aided and abetted the Amended Individual Defendants in breaching their fiduciary duties and that demand on the Board is excused as futile.

The amended complaint seeks (a) findings that (i) the Amended Individual Defendants are liable for breaching their fiduciary duties to the Company and the putative stockholder class, (ii) Coliseum and RBC Capital are liable for aiding and abetting such alleged breaches of fiduciary duties, (iii) Coliseum is liable for unjust enrichment, (iv) certain stock options awarded to Coliseum were the product of waste, and (iv) demand on the Board is excused as futile, (b) revision or rescission of the terms of the subordinated note and preferred stock as necessary and/or appropriate, (c) a requirement that the Company reform its corporate governance profile to protect against future misconduct similar to that alleged by the putative stockholder class, (d) certification of the putative stockholder class, (e) compensatory damages, together with pre- and post-judgment interest, costs and disbursements (including expenses, attorneys’ and experts’ fees), and (f) any other and further relief as is just and equitable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our common stock

Our common stock, $0.001 par value per share, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our common stock. As of March 8, 2016, there were 26 holders of record of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2015
Fourth Quarter	$56.92	$41.80
Third Quarter	$53.49	$39.08
Second Quarter	$55.99	$40.52
First Quarter	$53.60	$36.03

2014
Fourth Quarter	$48.70	$34.03
Third Quarter	$49.41	$35.70
Second Quarter	$43.35	$28.07
First Quarter	$29.00	$23.91

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock, NASDAQ Health Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2010.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends on common stock is limited by the terms of our credit agreement. The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under Program (3)	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under Program (2) (in thousands)

Fourth quarter:
October 1, 2015 to October 31, 2015	751,061	$41.23	-	243,900	$-
November 1, 2015 to November 30, 2015	59,818	$46.97	54,100	243,900	67,489
December 1, 2015 to December 31, 2015	55,481	$47.24	55,050	243,900	64,887

Total	866,360	$42.01	109,150	243,900	$64,887

______________________

(1)

Includes (i) shares that were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock awards; (ii) common stock retained by us for the payment of the exercise price upon the exercise of stock options; (iii) the repurchase of 707,318 shares of our common stock for approximately $29.0 million that was not subject to a specific plan; and (iv) the repurchase of shares under the repurchase program authorized by the Board of Directors on November 4, 2015. For more information on these repurchases, see Note 12, Stockholders’ Equity, in the notes to consolidated financial statements.

(2)	On November 4, 2015 our Board of Directors authorized the Company to engage in a common stock repurchase program to repurchase up to $70.0 million in aggregate value of the Company’s common stock during the twelve-month period following November 4, 2015. As of December 31, 2015, we have spent approximately $5.1 million to purchase 109,150 shares of our common stock under this plan.

(3)	Our Board of Directors approved a stock repurchase program in February 2007 for up to one million shares of our common stock. Through December 31, 2012, we spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market under this program. No purchases have been made under the program since 2012. This program was formally cancelled by the Company in January 2016.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2015 with respect to our equity based compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	(a) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	505,452	$34.84	1,262,626
Equity compensation plans not approved by security holders	—	—	—
Total	505,452	$34.84	1,262,626

(1)

The number of shares shown in column (a) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended.

Item 6.	Selected Financial Data.

We have derived the following selected financial data from the consolidated financial statements and related notes. The information set forth below is not necessarily indicative of future results. This information should be read in conjunction with our consolidated financial statements and the related notes, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this report.

	Year Ended December 31,
	2015 (1)(2)(3)(8)	2014 (1)(4)(5)	2013 (1)(7)(8)	2012 (1)(6)(8)	2011 (1)(9)
	(dollars and shares in thousands, except per share data)
Statement of operations data:
Service revenue, net	$1,695,446	$1,136,211	$798,766	$777,010	$623,814

Operating expenses:
Service expense	1,544,365	1,023,785	736,669	732,242	578,612
General and administrative expense	73,616	44,501	25,590	27,011	21,870
Depreciation and amortization	53,469	22,833	9,331	9,606	8,716
Asset impairment charges	-	-	-	2,506	-
Total operating expenses	1,671,450	1,091,119	771,590	771,365	609,198
Operating income	23,996	45,092	27,176	5,645	14,616
Other expenses:
Interest expense, net	16,213	13,122	6,921	7,513	10,009
Loss on extinguishment of debt	-	-	525	-	2,463
Equity in net loss of investee	10,970	-	-	-	-
Gain on foreign currency transactions	(857)	(37)	-	-	-
Income (loss) from continuing operations, before income taxes	(2,330)	32,007	19,730	(1,868)	2,144
Provision for income taxes	16,276	8,090	6,625	494	77
Income (loss) from continuing operations, net of tax	(18,606)	23,917	13,105	(2,362)	2,067
Discontinued operations, net of tax	101,800	(3,642)	6,333	10,844	14,873
Net income	83,194	20,275	19,438	8,482	16,940
Net loss attributable to noncontrolling interests	502	-	-	-	-
Net income attributable to Providence	$83,696	$20,275	$19,438	$8,482	$16,940

Diluted earnings per common share:
Continuing operations	$(1.45)	$1.59	$0.95	$(0.18)	$0.15
Discontinued operations	5.75	(0.24)	0.46	0.82	1.12
Total	$4.30	$1.35	$1.41	$0.64	$1.27

Weighted-average number of common shares outstanding:
Diluted	15,961	15,019	13,810	13,225	13,322

	As of December 31,
	2015 (1)	2014 (4)(5)	2013 (7)	2012	2011 (9)
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$84,770	$135,258	$75,156	$26,250	$21,840
Total assets	1,053,976	1,168,934	425,954	391,737	379,053
Long-term obligations, including current portion	303,845	574,613	123,500	130,000	150,493
Other liabilities	382,423	372,907	151,817	143,050	119,537
Convertible preferred stock	77,576	-	-	-	-
Total stockholders' equity	290,132	221,414	150,637	118,687	109,023

(1)

On November 1, 2015, we completed the sale of our Human Services segment. Accordingly, the results of operations and financial condition of our Human Services segment have been presented in discontinued operations for all periods presented.   Included in 2015 is a gain on the sale of the Human Services segment, net of tax, totaling approximately $100.3 million.

(2)

The Company incurred approximately $20.9 million of accelerated expense related to restricted shares and cash placed into escrow at the time of the Ingeus acquisition. The shares and cash were placed into escrow concurrent with the payments of the acquisition consideration paid for Ingeus; however, because two sellers of Ingeus remained employees post acquisition, the value of the shares and cash was recognized as compensation expense over the escrow term. Acceleration was triggered when the two sellers separated from the Company. In addition, in 2015 and 2014, respectively, the Company incurred $5.9 million and $4.5 million of expense prior to the separation of these two employees. Benefits of $2.5 million and $16.1 million associated with the reduction in the fair value of Ingeus contingent consideration are included in general and administrative expenses for 2015 and 2014, respectively. 2015 expenses also include $12.2 million of WD Services’ redundancy costs and $2.4 million in Ingeus transaction related expenses, whereas 2014 includes $11.8 million in acquisition costs primarily related to the acquisitions of Ingeus and Matrix.

(3)

The loss on equity investments relates to our investment in Mission Providence. Mission Providence began providing services in July 2015 and has incurred substantial start-up and administrative costs to date.

(4)

Two significant acquisitions were completed during 2014. We acquired Ingeus effective May 30, 2014 and we acquired Matrix effective October 23, 2014. These acquisitions resulted in the creation of two new segments in 2014, WD Services and HA Services. These acquisitions affect the comparability of the information reflected in the selected financial data. See the year on year analysis included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for more information.

(5)

On May 28, 2014 we entered into the first amendment to our credit facility which increased the aggregate amount of the revolving credit facility from $165.0 million to $240.0 million. On October 23, 2014, we entered into the second amendment to our credit facility which added an additional term loan in the amount of $250.0 million. Additionally, on October 23, 2014, we entered into a 14.0% unsecured subordinated related party note in the aggregate principal amount of $65.5 million. The unsecured subordinated related party note was repaid on February 11, 2015 with proceeds from the issuance of $65.5 million of convertible preferred stock. The increases in our debt balances resulted in an increase in interest expense in 2014 over 2013. Additionally, 2014 includes approximately $4.5 million of financing fees that were deferred and fully expensed within interest expense in the fourth quarter of 2014 in relation to bridge financing commitments and approximately $3.0 million of third party financing fees that are included in general and administrative expense.

(6)

As a result of changes in the market environment in British Columbia, we initiated intangible asset impairment valuations of our Canadian business and, based on the results, we recorded impairment charges totaling approximately $2.5 million related to our intangible assets other than goodwill for the year ended December 31, 2012.

(7)

On August 2, 2013, we executed a new credit facility and paid all amounts due under the then existing credit facility with proceeds from the new credit facility. In conjunction with the termination of the previous credit facility, we recorded a loss on extinguishment of debt in 2013 of approximately $0.5 million.

(8)

We incurred expense (net of benefit of forfeiture of stock-based compensation) of approximately $0.7 million, $1.3 million and $1.3 million in 2015, 2013 and 2012, respectively for severance and retirement payments related former executive officers and key employees.

(9)

On March 11, 2011, we executed a new credit facility and paid all amounts due under the then existing credit facility with cash in the amount of $12.3 million and proceeds from the new credit facility. In conjunction with the termination of the previous credit facility, we recorded a loss on extinguishment of debt in 2011 of approximately $2.5 million.

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

Overview of Our Business

       Please refer to Item 1. “Business” of this Form 10-K for a discussion of the Company’s services and corporate strategy. The Providence Service Corporation is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of health care and workforce development services to a variety of end markets. Our operations are currently organized into three principal business segments: NET Services, WD Services, and HA Services.

Business Outlook

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends such as government outsourcing and health care cost management. Over the long term, we believe there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) an aging population, which will increase demand for health care services, (ii) budget pressure on governments, which may increase the use of private corporations to provide necessary services and (iii) care at home, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement.

Recently, our company has grown through acquisitions, primarily in the WD Services and HA Services segments. Historically, our segments have grown through organic expansion into new markets and service lines, organic expansion within existing markets and service lines, increases in the number of clients served under contracts we have been awarded, the securing of new contracts, and through acquisitions.

We continue to selectively identify and pursue the acquisition of attractive businesses that are complementary to our business strategies.

Revenues and Expense

NET Services

We provide non-emergency transportation management services under contracts with state Medicaid and local agencies, hospital systems or private managed care organizations (“MCOs”). Most of our contracts are capitated, which means we are paid on a per member, per month basis for each eligible member. For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we remit payment to the transportation providers. However, for certain contracts, we only provide management services, and do not contract with transportation providers for the actual transportation.

WD Services

We provide workforce development and offender rehabilitation services on a global basis that include employment preparation and placement, apprenticeship and training, and certain health related services, such as employee assistance programs. Our client base for workforce development services is broad and includes long-term unemployed, disabled, and unskilled individuals, as well as individuals that are coping with medical illnesses, are newly graduated from educational institutions, and those that have been released from incarceration. We contract primarily with national government entities that seek to reduce the unemployment and recidivism rates. We are paid largely based on job placement and job sustainment success, but are also paid attachment fees based on the admission of clients into our programs, as well as incentive fees that are usually paid at the end of defined measurement periods based on direct and indirect variables. We also earn revenue under fixed fee for service arrangements, based upon contractual rates established at the outset of the applicable contract year, although the rate may be prospectively adjusted during the contract year based upon actual volumes.   We bill according to contractual terms, typically after proof of services have been achieved.

As described above, when WD Services enters into new markets and service lines, it often experiences significant costs which are expensed as incurred, whereas revenue may not be realized until a later date. As a result, WD Services experiences significant variability in its financial results and, therefore, we believe the results are best viewed over a multi-year perspective.

HA Services

We contract with health plans to provide CHAs for their MA members that meet certain pre-determined criteria. A CHA is a comprehensive physical examination of an individual performed by one of our nurse practitioners (“NPs”), typically in the home setting. The CHA process is specifically designed to engage and coordinate with the member’s full care network in order to facilitate follow-up care and treatment.

In addition to our primary CHA services, we launched a chronic care management offering in 2015. With data provided by our health plan clients, we utilize analytics to determine which members we can most effectively lower healthcare costs and improve outcomes through face-to-face engagements with clinicians. Each program is customized and is served by a comprehensive team of case managers, nurse practitioners, registered nurses, and trained call center colleagues. We anticipate our chronic care management offering to becoming an increasing proportion of HA Services’ revenue over the next 2-3 years.

Classification of Operating Expenses

Our “Service expense” line item includes the majority of the operating expenses of our segments as well as our captive insurance company, with the exception of certain costs which are classified as “General and administrative expense”, including facilities and related charges and contingent consideration adjustments. Service expense also excludes asset impairment charges and depreciation and amortization expenses. In the discussion below, we present the breakdown of service expense by the following major captions: purchased services, payroll and related costs, other operating expenses and stock-based compensation. Purchased services includes the amounts we pay to third-party service providers and are typically dependent upon service volume. Payroll and related costs include all personnel costs of our verticals, while other operating expenses include general overhead costs of our verticals. Stock-based compensation represents the stock-based compensation expense associated with stock grants to employees of our segments.

Our “General and administrative expense” primarily includes the operating expenses of our corporate office, excluding depreciation and amortization, as well as facilities and related charges of our segments and contingent consideration adjustments.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. We prepare our consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

For more information on each of these policies, see Note 2, Significant Accounting Policies, in the notes to consolidated financial statements. We discuss information about the nature and rationale for our critical accounting estimates below.

Transportation Accrual

We accrue the cost of transportation expense within NET Services based on the amount we expect to be billed by transportation providers, as we generally only pay transportation providers for completed trips based upon documentation submitted. The transportation accrual requires significant judgment, as the accrual is based upon contractual rates and mileage estimates, as well as a rate for unknown cancellations, as members may have requested transportation but not notified us of cancellation. Based upon historical experience and contract terms, we estimate the amount of expense we expect to incur for invoices which have not been submitted. Actual expense could be greater or less than the amounts estimated due to changes in member or transportation provider behavior.

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and trade names, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets

Goodwill. We assess goodwill for impairment annually, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. Periodically, we may choose to forgo the initial qualitative assessment and perform quantitative analysis to assist in our annual evaluation.

We may base our measurement of fair value of reporting units the present value of future discounted cash flows, a market valuation approach, or a blended approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples in estimating the fair value of the reporting units.

In addition to measuring the fair value of our reporting units as described above, we consider the combined carrying and fair values of our reporting units in relation to the Company’s total fair value of equity plus debt and preferred equity as of the assessment date. Our equity value assumes our fully diluted market capitalization, using the stock price on the valuation date. The debt value is based on the highest value expected to be paid to repurchase the debt, which represents the principal of each debt instrument. The fair value of the Company's reporting units were substantially in excess of the carrying value at December 31, 2015.

Indefinite-Lived Intangible Assets. We base our measurement of fair value of indefinite-lived intangible assets, which consists of a trade name using the relief-from-royalty method. This method assumes that the trade name has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brand, the appropriate royalty rate and the weighted average cost of capital.

Definite-Lived Intangible Assets. We review the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge.

Income Taxes

We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

Reinsurance and Self-Insurance Liabilities

The Company reinsures a substantial portion of its automobile, general and professional liability and workers’ compensation costs under reinsurance programs through the Company’s wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona. In addition, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims and for a maximum potential claim liability based on member enrollment. The Company utilizes independent actuarial reports to determine the expected losses and in order to record the appropriate entries. The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Revenue Recognition

NET Services segment

Capitation contracts. The majority of NET Services revenue is generated under capitated contracts with payers where we assume the responsibility of meeting the covered transportation requirements of a specific geographic population based on per-member per-month fees for the number of members in the payer’s program. Revenue is recorded based upon the amount earned per period.

Fee for service contracts.  Revenues earned under fee for service (“FFS”) contracts are based upon contractually established billing rates. Revenues are recognized when the service is provided based upon contractual amounts.

Flat fee contracts. Revenues earned under flat fee contracts are recognized ratably over the covered service period based upon contractually established fees which do not fluctuate with any changes in the membership population who are eligible to receive the transportation services.

For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we remit payment to the transportation providers. However, for certain contracts, we only provide management services, and do not contract with transportation providers for the actual transportation.

Workforce Development Services segment

WD Services revenues are generated from providing workforce development and offender rehabilitation services, both of which include employment preparation and placement, apprenticeship and training, and certain health related services, such as employee assistance programs. While the specific terms vary by contract and country, the Company often receives four types of revenue streams under contracts with government entities: attachment fees, job placement/job outcome fees, sustainment fees and incentive fees. Attachment fees are typically upfront payments that are payable when a client is referred by the contracting government entity and the person enters the program, and cover the overall services provided under the program. Job placement fees are typically payable when a client is employed. Job outcome fees are typically payable when a client is employed, and remains employed for a specified period of time. Sustainment fees are typically payable upon certain employment tenure milestones. Incentive fees are generally based upon a calculation that includes a variety of factors and inputs, such as average sustainment rates and client referral rates. Incentive fees vary greatly by contract.

Attachment fee revenue is recognized ratably over the period of service, based upon an estimate of the period of time general services will be provided (i.e. the person is placed in a job or reaches the maximum time period for the program). The estimate of the period of time services will be rendered is based upon historical data. Job Placement, Job Outcome and Sustainment Fee revenue is recognized when certain milestones are achieved, and amounts become billable. Incentive Fee revenue is generally recognized when the revenue is fixed and determinable, frequently at the end of the cumulative calculation period, unless the contractual terms allow for earned payments on a fixed or ratable basis.

Revenue is also earned under fixed fee for service arrangements, based upon an expected volume of services to be performed. The expected volume of services is generally agreed at the outset of the contract year. Revenue under these contracts may be adjusted prospectively during the contract year, or for future contract years, if actual volumes are below expected levels.

Health Assessment Services segment

The HA Services segment contracts with health plans to provide clinical assessments for their MA members that meet certain pre-determined criteria as defined by the providers. An assessment is a comprehensive physical examination of an individual performed by one of the Company’s nurse practitioners. The MA clients for whom the Company performs these examinations use the assessment reports to impact care management of the MA member and properly report the cost of care of those members. Revenue is recognized in the period in which the services are rendered.

Deferred Revenue

At times the Company may receive funding for certain services in advance of services being rendered. These amounts are reflected in the consolidated balance sheets as “Deferred revenue” until the services are rendered.

Stock Based Compensation

Our primary form of employee stock-based compensation is stock option awards and restricted stock, including certain awards which vest based upon performance conditions. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. We recognize the fair value, net of estimated forfeitures, as stock-based compensation expense over the remaining term on a straight-line basis. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

     Restructuring and Related Reorganization Costs

The Company has engaged in employee headcount rightsizing actions within the WD Services segment which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction. The Company accrues for severance and other employee separation costs under these actions when it is probable that a liability has been incurred and the amount is reasonably estimable. The amounts used in determining severance accruals are based on an estimate of the salaries and related benefit costs payable under existing plans for the number of employees impacted, but the final determination of the actual employees to be terminated is subject to a customary consultation process. The estimate of costs that will ultimately be paid requires significant judgment and to the extent that actual results or updated results differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such amounts are determined.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines, which are: NET Services, WD Services, and HA Services. Effective November 1, 2015, we completed the sale of our Human Services segment. The Human Services segment results of operations are separately discussed in the “Discontinued operations, net of tax”, section set forth below.

Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of the Segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by our corporate division on behalf of the segment. Indirect expenses, including unallocated corporate functions and expenses, such as executive, finance, human resources, information technology and legal, as well as the results of our captive insurance company (the “Captive”) and elimination entries recorded in consolidation are reflected in Corporate and Other. Note that in prior periods, the Company reported its segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. Additionally, the oversight of two legacy businesses was transferred to the management of WD Services in 2015. The segment results for the years ended December 31, 2014 and 2013 have been recast to reflect the current management of the segments.

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of income for 2015 and 2014 (in thousands):

	Year ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,695,446	100.0%	1,136,211	100.0%

Operating expenses:
Service expense	1,544,365	91.1%	1,023,785	90.1%
General and administrative expense	73,616	4.3%	44,501	3.9%
Depreciation and amortization	53,469	3.2%	22,833	2.0%
Total operating expenses	1,671,450	98.6%	1,091,119	96.0%

Operating income	23,996	1.4%	45,092	4.0%

Non-operating expense:
Interest expense, net	16,213	1.0%	13,122	1.2%
Equity in net loss of investee	10,970	0.6%	-	0.0%
Gain on foreign currency transactions	(857)	-0.1%	(37)	0.0%
Income from continuing operations before income taxes	(2,330)	-0.1%	32,007	2.8%
Provision for income taxes	16,276	1.0%	8,090	0.7%
Income (loss) from continuing operations	(18,606)	-1.1%	23,917	2.1%
Discontinued operations, net of tax	101,800	6.0%	(3,642)	-0.3%
Net income	83,194	4.9%	20,275	1.8%
Net loss attributable to noncontrolling interest	502	0.0%	-	0.0%
Net income attributable to Providence	83,696	4.9%	20,275	1.8%

Service revenue, net. Consolidated service revenue, net for 2015 increased $559.2 million, or 49.2%, compared to 2014. Revenue for 2015 compared to 2014 includes an increase in revenue attributable to HA Services of approximately $174.1 million, as a result of the acquisition of Matrix on October 23, 2014, as well as an increase in revenue of WD Services of approximately $186.3 million, as a result of the acquisition of Ingeus on May 30, 2014. Additionally, NET Services experienced an increase in revenue of approximately $198.7 million.

Total operating expenses. Consolidated operating expenses for 2015 increased $580.3 million, or 53.2%, compared to 2014. Operating expenses for 2015 compared to 2014 included an increase in expenses attributable to HA Services of approximately $154.1 million and an increase in expenses attributable to WD Services of approximately $246.2 million, due primarily to the acquisitions discussed above, and an increase in expense attributable to NET Services of $195.2 million. Partially offsetting these expense increases was a decrease in Corporate and Other expenses of approximately $15.2 million.

Operating income. Consolidated operating income for 2015 decreased approximately $21.1 million, or 46.8%, compared to 2014. The decrease was primarily attributable to the decrease in the operating income of WD Services in 2015 as compared to 2014 of approximately $59.9 million. This decrease was partially offset by an increase in HA Services operating income of approximately $20.0 million, increased operating income of NET Services of approximately $3.5 million and decreased expenses for Corporate and Other of approximately $15.3 million.

Interest expense, net. Consolidated interest expense, net for 2015 increased approximately $3.1 million, or 23.6%, compared to 2014. The increase is primarily related to the increase in outstanding debt incurred primarily to fund our acquisitions, as well as the amortization of deferred financing fees related to the debt refinancing in October 2014.

Loss on equity investments. Loss on equity investments relates to our investment in Mission Providence. Mission Providence began providing services in July 2015 and has incurred significant start-up and administrative costs to date. We record 75% of Mission Providence’s profit or loss.

Gain on foreign currency transactions. The foreign currency gain of approximately $0.9 million and $0.04 million for 2015 and 2014, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate for 2015 exceeded 100%. The effective tax rate exceeded the United States federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes, and certain non-deductible expenses, including significant amounts of compensation expense related to two former shareholders of Ingeus who reside in Australia, for which no tax deduction may be claimed. The Company’s effective tax rate for 2014 was 25.3%, due primarily to the reduction in fair value in contingent consideration for the Ingeus acquisition, which is not treated as taxable income.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	291,510	100.0%	344,960	100.0%

Service expense	264,293	90.7%	315,008	91.3%
General and administrative expense	14,975	5.1%	19,134	5.5%
Asset impairment charge	1,593	0.5%	6,915	2.0%
Depreciation and amortization	4,831	1.7%	6,655	1.9%
Interest expense, net	2,829	1.0%	1,478	0.4%
Income from discontinued operations before provision for income taxes	2,989	1.0%	(4,230)	-1.2%
Gain on disposition	123,129	42.2%	-	0.0%
Benefit (provision) for income taxes	(24,318)	-8.3%	588	0.2%
Discontinued operations, net of tax	101,800	34.9%	(3,642)	-1.1%

The results above include an allocation of interest expense related to 50% of the net proceeds from the sale of the Human Services segment, which was required to be repaid by the lenders under the credit facility. The $24.3 million provision for income taxes for the year ended December 31, 2015 includes a tax provision of $22.8 million related to the gain on disposition.

Net loss attributable to noncontrolling interest. We have minority interests, some of which are in companies that are currently experiencing losses due to start-up costs. As such we have a net loss attributable to noncontrolling interests.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services financial results are as follows for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,083,015	100.0%	884,287	100.0%

Service expense	991,659	91.6%	800,454	90.5%
General and administrative expense	10,704	1.0%	8,406	1.0%
Depreciation and amortization	9,429	0.9%	7,699	0.9%
Operating income	71,223	6.6%	67,728	7.7%

Service revenue, net. Services revenue, net for 2015 increased $198.7 million, or 22.5%, compared to 2014. The increase was primarily related to the full year impact of new state contracts which commenced in 2014 in Texas, Maine, Illinois, and Rhode Island; new state and MCO contracts which commenced in 2015 in Florida, California, New York, and Texas; increased membership under state and MCO contracts in New Jersey, Florida, California, Michigan and New York; and higher rates in certain existing markets. The increase in revenue was partially offset by the termination of our contracts in Mississippi and Connecticut partway through 2014.

Service expense. Service expense is comprised of the following for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	814,632	75.2%	657,979	74.4%
Payroll and related costs	141,669	13.1%	111,212	12.6%
Other operating expenses	34,634	3.2%	30,676	3.5%
Stock-based compensation	724	0.1%	587	0.1%
Total service expense	991,659	91.6%	800,454	90.5%

Service expense for 2015 increased $191.2 million, or 23.9%, compared to 2014. The increase in service expense is primarily attributable to an increase in purchased transportation services due primarily to higher volume. Purchased transportation services as a percentage of revenue increased slightly, primarily as a result of an increase in utilization, including Medicaid expansion members as they become more familiar with the availability of transportation services. Additionally, our payroll and related costs increased for 2015 as compared to 2014 due to additional contracts and increased call volume due to the increased utilization. Our other operating expenses also increased in 2015 as compared to 2014 due to volume, although it decreased slightly as a percentage of revenue.

General and administrative expense. General and administrative expenses in 2015 increased $2.3 million, or 27.3%, as compared to 2014, due to increased facility costs resulting from the overall growth of our operations, including the opening of a new call center in Arizona.

Depreciation and amortization expense. Depreciation and amortization expenses increased approximately $1.7 million primarily due to the addition of long-lived assets in our expanded call centers. As a percentage of revenue, depreciation and amortization remained constant at approximately 0.9%.

WD Services

WD Services’ comparative results are significantly impacted due to the acquisition of Ingeus in May 2014. The results presented below include Ingeus for the full-year 2015 as compared to the post-acquisition period in 2014. WD Services financial results are as follows for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	395,059	100.0%	208,763	100.0%

Service expense	393,803	99.7%	184,919	88.6%
General and administrative expense	29,846	7.6%	(2,072)	-1.0%
Depreciation and amortization	13,776	3.5%	8,406	4.0%
Operating income (loss)	(42,366)	-10.7%	17,510	8.4%

Service revenue, net. Service revenue, net in 2015 increased $186.3 million, or 89.2%, compared to 2014. The increase in 2015 compared to 2014 is primarily related to the inclusion of Ingeus since May 30, 2014, as Ingeus contributed $367.4 million in 2015 compared to $179.3 million in 2014. Additionally, WD Services experienced revenue growth due to a significant new offender rehabilitation program which began in 2015, offset by revenue declines associated with declining referrals and reduced unit pricing under one of its primary employability programs in the United Kingdom. Assuming Ingeus was acquired on January 1, 2014, WD Services revenue in 2014 would have been approximately $361.2 million on a pro forma basis.

Service expense. Service expense is comprised of the following for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	249,130	63.1%	105,436	50.5%
Purchased services	78,498	19.9%	48,114	23.0%
Other operating expenses	45,418	11.5%	27,938	13.4%
Stock-based compensation	20,757	5.3%	3,431	1.6%
Total service expense	393,803	99.7%	184,919	88.6%

 Service expense in 2015 increased $208.9 million, or 113.0%, compared to 2014. The increase in 2015 compared to 2014 is primarily related to the Ingeus acquisition. Payroll and related costs increased primarily as a result of new headcount for a new offender rehabilitation program. Generally, under new contracts, headcount costs increase as new employees are hired and trained prior to significant revenue being earned, resulting in an increase in payroll and related costs as a percentage of revenue. Payroll and related costs for the year ended December 31, 2015 include approximately $12.2 million in termination benefits primarily related to two redundancy plans designed to better align headcount with service delivery volumes and the impact of utilization of new information technology systems. Certain redundancy costs were anticipated in developing our estimate of costs when bidding for new contracts. The majority of these redundancy benefits are expected to be paid during 2016. Additionally, on October 15, 2015, we entered into Settlement Deeds whereby two Ingeus executives’ (who were also selling shareholders of Ingeus) employment agreements were terminated by mutual agreement. The termination of the employees’ employment agreements resulted in approximately $4.8 million of accelerated compensation expense and $16.1 million in accelerated stock-based compensation from restricted shares and cash placed into escrow in 2014, in conjunction with the payment of acquisition consideration of Ingeus. These amounts would otherwise have been recognized over the four year vesting period, which was scheduled to end in May 2018. In addition, in 2015 and 2014, respectively, the company incurred $5.9 million and $4.5 million of expense prior to termination. WD Services also incurred approximately $2.4 million in other costs associated with the separation with these two employees which is included in other operating expenses in the table above.

General and administrative expense. General and administrative expense in 2015 increased $31.9 million compared to 2014. $13.6 million of the increase relates to the impact of the reduction in the fair value of contingent consideration, as the reduction recorded in 2015 was $2.5 million as compared to the reduction in 2014 of $16.1 million. The fair value of the contingent consideration is zero at December 31, 2015. Additionally, facility costs increased $18.3 million, to $32.3 million in 2015 from $14.0 million in 2014 primarily due to the Ingeus acquisition, as well as growth associated with our new programs.

Depreciation and amortization expense. Depreciation and amortization expense for 2015 increased approximately $5.4 million compared to 2014, principally attributable to the full year of activity in 2015 for Ingeus.

HA Services

HA Services comparative results are significantly impacted due to the acquisition of Matrix in October 2014. The results presented below include Matrix for the full-year 2015 as compared to the post-acquisition period in 2014. HA Services financial results are as follows for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	217,436	100.0%	43,331	100.0%

Service expense	163,211	75.1%	35,185	81.2%
General and administrative expense	2,630	1.2%	421	1.0%
Depreciation and amortization	29,472	13.6%	5,619	13.0%
Operating income	22,123	10.2%	2,106	4.9%

Service revenue, net. HA Services revenue in 2015 increased $174.1 million, or 401.8%, as compared to 2014. The increase was primarily attributable to the inclusion of the results of Matrix for the full year of 2015. Assuming Matrix had been acquired on January 1, 2014, HA Services revenues in 2014 would have been approximately $211.4 million on a pro forma basis. In addition to the impact due to the acquisition, the increase was also due to increased volume offset by a slight decline in pricing.

Service expense. Service expense is comprised of the following for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	132,939	61.1%	27,571	63.6%
Purchased services	1,305	0.6%	356	0.8%
Other operating expenses	28,859	13.3%	7,258	16.8%
Stock-based compensation	108	0.0%	-	0.0%
Total service expense	163,211	75.1%	35,185	81.2%

Service expense in 2015 increased $128.0 million compared to 2014 due primarily to the Matrix acquisition.

General and administrative expense. General and administrative expense in 2015 increased $2.2 million compared to 2014 due to increased facility costs, which were approximately $2.6 million and $0.4 million for 2015 and 2014, respectively.

Depreciation and amortization expense. Depreciation and amortization expense in 2015 increased $23.9 million compared to 2014. Depreciation and amortization includes approximately $26.1 million and $5.0 million of amortization of intangible assets acquired in the Matrix acquisition for 2015 and 2014, respectively.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, the Company’s captive insurance company, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
	$	$
Service revenue, net (a)	(64)	(170)

Service expense (a)	(4,308)	3,227
General and administrative expense	30,436	37,746
Depreciation and amortization	792	1,109
Operating loss	(26,984)	(42,252)

(a) Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the financial results of our operating segments.

Operating loss. Corporate and Other operating loss in 2015 decreased by approximately $15.3 million as compared to 2014, due primarily to decreased expenses. Service expense for 2015 decreased $7.5 million as compared to 2014 due to favorable claims history in 2015 for our self-insurance and reinsurance programs, as well as a decrease in certain payroll and related costs of $3.8 million primarily due to positions eliminated in 2014.

General and administrative expenses in 2015 decreased approximately $7.3 million, or 19.4%, compared to 2014. The decrease was primarily related to a decrease in acquisition costs of approximately $11.2 million, which were incurred in relation to the acquisitions of Ingeus and Matrix. Additionally, the year ended December 31, 2014 included approximately $3.0 million in financing fees associated with the debt refinancing completed in October 2014. Offsetting these decreases in expenses were increased legal fees in 2015 as compared to 2014, of which approximately $0.8 million related to legal fees associated with a putative stockholder class action derivative complaint. Additional increases in general and administrative expenses related to additional accounting and compliance related fees, recruiting, professional fees and payroll related costs of approximately $5.2 million due primarily to increased costs to integrate Ingeus and Matrix into our internal controls program as well as increased audit costs related to the new companies acquired. We also incurred expense attributable to stock award modifications in the amount of approximately $0.7 million related to a separation agreement with our former Chief Executive Officer. In addition, in 2015 we incurred approximately $1.4 million in general and administrative expense related to a new stock-based long-term incentive plan designed to provide long-term performance based awards to certain executive officers of Providence.

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of income for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,136,211	100.0%	798,766	100.0%

Operating expenses:
Service expense	1,023,785	90.1%	736,669	92.2%
General and administrative expense	44,501	3.9%	25,590	3.2%
Depreciation and amortization	22,833	2.0%	9,331	1.2%
Total operating expenses	1,091,119	96.0%	771,590	96.6%

Operating income	45,092	4.0%	27,176	3.4%

Non-operating expense:
Interest expense, net	13,122	1.2%	6,921	0.9%
Loss on extinguishment of debt	-	0.0%	525	0.1%
Gain on foreign currency transactions	(37)	0.0%	-	0.0%
Income from continuing operations before income taxes	32,007	2.8%	19,730	2.5%
Provision for income taxes	8,090	0.7%	6,625	0.8%
Income from continuing operations	23,917	2.1%	13,105	1.6%
Discontinued operations, net of tax	(3,642)	-0.3%	6,333	0.8%
Net income	20,275	1.8%	19,438	2.4%

Service revenue, net. Consolidated service revenue, net for 2014 increased $337.4 million, or 42.2%, compared to 2013. 2014 includes an increase in revenue attributable to the 2014 acquisitions of Ingeus and Matrix of $179.3 million and $43.3 million, respectively. Additionally, NET Services experienced an increase in revenue of approximately $114.0 million.

Total operating expenses. Consolidated operating expenses for 2015 increased $319.5 million, or 41.4%, compared to 2013. 2014 includes an increase attributable to Ingeus and Matrix of $164.1 million and $41.2 million, respectively. Additionally, NET service expense increased $89.7 million in 2014 as compared to 2013 and Corporate and Other operating expenses increased $23.5 million.

Operating income. Consolidated operating income for 2014 increased approximately $17.9 million, or 65.9%, compared to 2013. The increase was attributable to the addition in 2014 of Ingeus’s operating income of $15.1 million and Matrix’s operating income of $2.1 million. Additionally, NET Services experienced an increase in operating income of $23.4 million. These increases in operating income were partially offset by the increase in operating loss for Corporate and Other of $23.5 million.

Interest expense, net. Consolidated interest expense, net for 2014 increased $6.2 million, or 89.6%, compared to 2013 due to an increase in debt. Current and long-term debt obligations increased to $575.2 million at December 31, 2014, from $123.5 million at December 31, 2013. In addition, interest expense includes $4.5 million of financing fees which were fully expensed in the fourth quarter of 2014 in relation to bridge financing commitments.

Gain on foreign currency transactions. The gain on foreign currency of approximately $0.04 million for 2014 resulted primarily from translation adjustments of our foreign subsidiaries.

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

Provision for income taxes. Our effective tax rate for 2014 and 2013 was 25.3% and 33.6% respectively. Our effective tax rate was lower than the US federal statutory rate of 35.0% for 2014 due primarily to the impact of the non-taxable nature of a favorable contingent consideration adjustment related to the Ingeus acquisition.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	344,960	100.0%	323,916	100.0%

Service expensez	315,008	91.3%	283,382	87.5%
General and administrative expense	19,134	5.5%	23,043	7.1%
Asset impairment charge	6,915	2.0%	492	0.2%
Depreciation and amortization	6,655	1.9%	5,541	1.7%
Interest expense, net	1,478	0.4%	(27)	0.0%
Income from discontinued operations before provision for income taxes	(4,230)	-1.2%	11,485	3.5%
Provision for income taxes	(588)	-0.2%	5,152	1.6%
Discontinued operations, net of tax	(3,642)	-1.1%	6,333	2.0%

The results above include an allocation of interest expense related to 50% of the net proceeds from the sale of the Human Services segment, which was required to be repaid by the lenders under the credit facility.

Segment Results. The following analysis includes discussion on each of our segments.

NET Services

NET Services segment financial results were as follows for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	884,287	100.0%	770,246	100.0%

Service expense	800,454	90.5%	710,755	92.3%
General and administrative expense	8,406	1.0%	7,397	1.0%
Depreciation and amortization	7,699	0.9%	7,725	1.0%
Operating income	67,728	7.7%	44,369	5.8%

Service revenue, net. Service revenue, net for 2014 increased $114.0 million, or 14.8%, compared to 2013. The major drivers of the increase include increased membership under our New Jersey contract, a new contract with the state of Rhode Island, additional members added under both new and expanded contracts in Michigan, implementation of various new managed care contracts across the country, and expansion of our contracts with the states of Maine and Texas. Additional membership increases were experienced in a number of other states such as Delaware, Georgia, Nevada and South Carolina. This revenue growth was partially offset by the elimination of our contracts in Wisconsin, Mississippi, and Hartford, Connecticut.

Service expense. Service expense is comprised of the following for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	657,979	74.4%	591,864	76.8%
Payroll and related costs	111,212	12.6%	92,550	12.0%
Other operating expenses	30,676	3.5%	25,261	3.3%
Stock-based compensation	587	0.1%	1,080	0.1%
Total service expense	800,454	90.5%	710,755	92.3%

Service expense for 2014 increased $89.7 million, or 12.6%, compared to 2013. The increase in service expense is primarily attributable to the increase in payroll and related costs and purchased transportation services due primarily to volume. The increase in payroll and related costs was due to the hiring of additional staff for new contracts in Maine, Texas and Utah, expansion efforts across several other markets, and additional staffing needed for expansion of the California ambulance commercial and managed care lines of business. The increase in purchased services is attributable to additional purchased service costs for our expanded business and new contracts covering Hawaii, Kansas, Louisiana, Maine, Michigan, New Mexico, Ohio, Texas, Rhode Island, New York, and Utah, as well as further expansion in the California commercial and managed care markets. These increases were partially offset by decreases related to the termination of a contract with the City of Hartford, several managed care contracts, our Wisconsin contracts, and the State of Mississippi Medicaid and End Stage Renal contracts. Additional decreases in purchased services costs were caused by the transition to an administrative services only contract in Connecticut. Additionally, as a percentage of NET Services’ revenue, purchased services decreased to approximately 74.4% for 2014, from 76.8% for 2013. This decline in purchased services expense as a percent of NET Services’ revenue is due to membership expansion in existing contracts with lower utilization levels than the historical trend.

General and administrative expense. General and administrative expense in 2014 increased $1.0 million, or 13.6%, as compared to 2013 due to an increase in facility costs due to volume, which were $8.4 million and $7.4 million for 2014 and 2013, respectively.

Depreciation and amortization expense. Depreciation and amortization expense remained relatively constant at approximately $7.7 million for 2014 and 2013.

WD Services

WD Services comparative results are significantly impacted due to the acquisition of Ingeus in May 2014. The results presented below include Ingeus for the post-acquisition period in 2014. 2013 results include two legacy businesses which were previously managed as part of the Human Services segment. WD Services segment financial results were as follows for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	208,763	100.0%	28,671	100.0%

Service expense	184,919	88.6%	24,650	86.0%
General and administrative expense	(2,072)	-1.0%	1,888	6.6%
Depreciation and amortization	8,406	4.0%	573	2.0%
Operating income (loss)	17,510	8.4%	1,560	5.4%

Service revenue, net. Service revenue, net in 2014 increased $180.1 million compared to 2013, primarily due to the acquisition of Ingeus.

Service expense. Service expense is comprised of the following for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	105,436	50.5%	16,775	58.5%
Purchased services	48,114	23.0%	2,523	8.8%
Other operating expenses	27,938	13.4%	5,352	18.7%
Stock-based compensation	3,431	1.6%	-	0.0%
Total service expense	184,919	88.6%	24,650	86.0%

Service expense in 2014 increased $160.3 million compared to 2013. The increase in service expense in 2014 compared to 2013, primarily as a result of the acquisition of Ingeus.

General and administrative expense. General and administrative expense in 2014 decreased $4.0 million compared to 2013, reflecting a $16.1 million reduction in the fair value of contingent consideration for the Ingeus acquisition, partially offset by an increase in facility costs, which were $14.0 million and $1.9 million for 2014 and 2013, respectively.

Depreciation and amortization expense. Depreciation and amortization expenses for 2014 increased by approximately $7.8 million compared to 2013, primarily due to the acquisition of Ingeus, including the amortization of intangible assets acquired in the acquisition.

HA Services

HA Services was formed with the acquisition of Matrix in October 2014, and thus the comparative results are not meaningful. HA Services financial results were as follows for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	43,331	100.0%	-	0.0%

Service expense	35,185	81.2%	-	0.0%
General and administrative expense	421	1.0%	-	0.0%
Depreciation and amortization	5,619	13.0%	-	0.0%
Operating income	2,106	4.9%	-	0.0%

Service revenue, net. Service revenue, net represents revenue attributable to Matrix, which we acquired on October 23, 2014. The 2014 revenue includes revenue from October 23, 2014 to December 31, 2014 primarily derived from providing CHAs.

Service expense. Service expense is comprised of the following for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	27,571	63.6%	-	0.0%
Purchased services	356	0.8%	-	0.0%
Other operating expenses	7,258	16.8%	-	0.0%
Total service expense	35,185	81.2%	-	0.0%

The increase in service expense in 2014 compared to 2013 was related to the acquisition of Matrix.

General and administrative expense. General and administrative expense includes approximately $0.4 million of facility costs for the period of October 23, 2014 through December 31, 2014.

Depreciation and amortization expense. Depreciation and amortization expense includes approximately $5.0 million of amortization of intangible assets acquired in the Matrix acquisition.

Corporate and Other

Corporate and Other includes the costs of the holding company, the Company’s captive insurance company, and elimination entries to account for inter-segment transactions. Corporate and Other financial results were as follows for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
	$	$
Service revenue, net (a)	(170)	(151)

Service expense	3,227	1,264
General and administrative expense	37,746	16,305
Depreciation and amortization	1,109	1,033
Operating loss	(42,252)	(18,753)

(a)

Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the financial results of our operating segments.

Operating loss. Corporate and Other operating loss in 2014 increased by approximately $23.5 million as compared to 2013. The increase was primarily a result of increased general and administrative expense which included approximately $11.8 million in acquisition related costs, $3.0 million in third party fees related to our debt financing and $0.8 million in integration and restructuring costs incurred during 2014. Additionally, there was an increase in stock based compensation expense of approximately $2.2 million and $1.5 million related to stock options and stock appreciation rights, respectively, primarily due to awards granted to an executive officer, key employees and a director for efforts made in connection with the Ingeus and Matrix acquisitions during the third quarter of 2014, one-third of which vested upon grant.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors and uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a primarily fixed revenue stream based on a per member, per month payment structure, NET Services normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons. HA Services experiences quarterly volatility in revenue and earnings due to uneven demand for services. WD Services is impacted by the timing of commencement and the expiration of major contracts. Under many of WD Services’ contracts in new service lines, we invest significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally incur these costs prior to commencing services and receiving payments. This results in significant variability in its financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts will be structured in a similar fashion.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs, including workforce restructuring costs, commitments to fund investments, and debt service requirements. We expect to meet these requirements through available cash on hand, the generation of cash from our operating segments, and borrowing capacity under our revolving credit facility.

On September 3, 2015, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising our Human Services segment, in exchange for cash proceeds of approximately $200.0 million prior to adjustments for estimated working capital, certain seller transaction costs, debt assumed by the buyer, plus a $20.1 million cash payment received for the Providence Human Services cash and cash equivalents on hand at closing, with an additional $10.0 million held in an indemnity escrow.

Additionally, in November 2015, we used $206.0 million of the cash received from the sale of our Human Services segment to pay down a portion of the outstanding borrowings under our revolving credit facility (only 50% of our net cash proceeds were required to be used to pay down our revolving credit facility).

In October 2015, we repurchased 707,318 shares of our common stock for approximately $29.0 million from cash on hand and borrowings under our revolving credit facility. In addition, we repurchased 109,150 shares of our common stock for approximately $5.1 million, under a plan approved by the Board of Directors on November 4, 2015.

On February 5, 2015, we completed a sale of convertible preferred stock, which was initiated in 2014. $80.7 million of net proceeds from the sale of convertible preferred stock were realized and used to repay a $65.5 million unsecured subordinated bridge note due to a related party.

Cash flow from investing activities was our primary source of cash in 2015 due to the sale of our Human Services segment. Our balance of cash and cash equivalents was $84.8 million and $135.3 million at December 31, 2015 and 2014, respectively, including $37.5 million and $42.7 million held in foreign countries, respectively. Such cash is generally used to fund foreign operations, although it may be used also to repay intercompany indebtedness existing between Providence and its foreign subsidiaries. In addition, we had restricted cash of $20.1 million and $18.0 million at December 31, 2015 and 2014, respectively, related to contractual obligations and activities of our captive insurance subsidiaries and other subsidiaries. At December 31, 2015 and 2014, our total debt was $305.0 million and $576.1 million, respectively. The reduction is primarily a result of the pay down of a portion of our revolving credit facility with the proceeds from the sale of our Human Services segment as well as scheduled principal payments under our debt agreements, and the repayment of the related party loan as discussed above.

We believe we can access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

The cash flow statement for all periods presented includes both continuing and discontinued operations.

Year ended December 31, 2015

Cash flows

      Operating activities. We generated net cash flows from operating activities of $13.2 million for 2015. These cash flows included net income of $83.2 million, which includes a non-cash net of tax gain on sale of our Human Services segment of $100.3 million. In addition, non-cash items include, $38.1 million of amortization expense, $26.6 million in stock-based compensation expense, $20.2 million of depreciation expense, and an $11.0 million loss on equity investments. Significant non-cash activity from our discontinued operations included $2.4 million of depreciation, $2.5 million of amortization, and $1.6 million of asset impairment charges. Changes in working capital items, include the following significant items:

●

$86.6 million use of cash due to the increase in accounts receivable, the majority of which is due to an increase in NET Services’ accounts receivable of $48.0 million due primarily to timing, as two significant customer balances increased at year-end, but were subsequently collected as of February 2016. In addition, $16.2 million of the increase in NET Services’ accounts receivable is due to amounts owed under capitated reconciliation contracts, whereby funds are received after a final reconciliation of the number of members served. Historically, funds were received for the majority of capitated contracts at the beginning of the contract month. Such reconciliation contracts are becoming more prevalent in NET Services. Additionally, WD Services accounts receivable increased $20.4 million due to additional revenue contracts in place during 2015 as compared to 2014. The accounts receivable of Human Services, our discontinued operation, increased $9.9 million from December 31, 2014 to the time of sale, which is reported as a use of cash from operations in the statement of cash flows.

●

$19.0 million source of cash due to the increase in deferred revenue, of which approximately $15.7 million related to WD Services in association with cash received in advance of services being rendered for two large contracts.

Investing activities. Net cash generated by investing activities totaled $143.3 million for 2015. The sale of our Human Services segment effective November 1, 2015, resulted in cash proceeds from investing activities of $199.9 million. $35.1 million of cash was used to purchase property and equipment primarily to support the growth of our continuing operations, and $16.1 million was used to fund our equity investment in Mission Providence. Purchases of property and equipment by our discontinued operations totaled approximately $2.2 million.

Financing activities. Net cash used in financing activities totaled $231.3 million for 2015. We repaid a net amount of $182.0 million under our revolving credit facility during 2015, primarily with the use of a portion of our proceeds from the sale of our Human Services segment. Additionally, scheduled term loan payments totaled $23.6 million. We also repaid the $65.5 million unsecured subordinated related party bridge note from the net proceeds of $80.7 million received from the issuance of preferred stock. Additional use of funds included stock repurchases of $36.8 million, a contingent consideration payment related to the Ingeus acquisition of approximately $7.5 million and preferred stock dividend payments of $3.9 million. Cash proceeds from the exercise of employee stock option exercises were $4.9 million.

Year ended December 31, 2014

Cash flows

Operating activities. We generated net cash flows from operating activities of approximately $55.2 million for 2014. These cash flows included net income of approximately $20.3 million. In addition, non-cash items include, $15.4 million of amortization expense, $7.6 million in stock-based compensation expense, $14.1 million of depreciation expense, ($16.3) million from the reduction in fair value of contingent consideration and ($5.2) million from deferred taxes. Significant non-cash activity from our discontinued operations included $3.2 million of depreciation, $3.5 million of amortization, and $6.9 million of asset impairment charges. The balance of the cash provided by operating activities is primarily due to the net effect of changes in other working capital items, including the following significant items:

●

$17.2 million increase in accounts receivable primarily due to a $10.9 million increase in the discontinued operation Human Services’ accounts receivable balance and an $11.0 million increase in NET Services’ accounts receivable balance. $2.8 million of the increase in Human Services’ accounts receivable balance was due to increased sales volume associated with two acquisitions completed by the segment in 2014. The majority of the remaining increase in Human Services’ accounts receivable balance was attributable to slower collections of fourth quarter revenue in 2014 versus 2013. The increase in NET Services’ accounts receivable balance was primarily due to two large payers that had amounts due as of December 31, 2014 that were subsequently collected at the beginning of 2015;

●

An approximate $8.0 million increase in prepaid and other assets primarily related to a $3.6 million increase in prepaid income taxes associated with our discontinued operation Human Services and NET Services segments, a $2.9 million preferred share backstop fee paid to a related party in association with the financing of our acquisition of Matrix, and $1.8 million of prepaid compensation associated with the acquisition of Ingeus; and

●

An approximate $28.5 million increase in accounts payable and accrued expenses primarily attributable to the timing of payments related to non-emergency transportation contract reimbursements due to a change in the timing of our provider payments for our NET Services segment which resulted in significant provider payments being paid in January as opposed to December in the prior year.

Investing activities. Net cash used in investing activities totaled $443.4 million primarily due to acquisitions completed in 2014. $352.1 million of cash was paid in the acquisition of Matrix, approximately $55.1 million, net of cash acquired, was paid in the acquisition of Ingeus and $9.8 million of cash was paid for two Human Services businesses acquired through asset purchase agreements in 2014. Additionally, $23.2 million was used to purchase property and equipment to support the growth of our operations. Purchases of property and equipment by our discontinued operations totaled approximately $4.8 million.

Financing activities. Net cash provided by financing activities totaled $453.1 million. Under the Second Amendment to our credit facility, we borrowed $250.0 million under a term loan. Additionally, we borrowed $185.7 million from our revolving credit facility, and borrowed $65.5 million on an unsecured subordinated related party bridge note. We paid scheduled principal term payments of $48.6 million. In conjunction with the refinancing of our debt, we paid $12.8 million of financing fees. Cash proceeds from the exercise of employee stock option exercises totaled $11.0 million.

Obligations and commitments

Credit facility. On August 2, 2013, we entered into an Amended and Restated Credit Agreement (as amended, supplemented, or modified, the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Credit Agreement provided us with a senior secured credit facility, or the Credit Facility, in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. The Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On August 2, 2013, we borrowed the entire amount available under the term loan facility and $16.0 million under our revolving credit facility and used the proceeds thereof to refinance certain of our existing indebtedness.

On May 28, 2014 we entered into the first amendment (the “First Amendment”) to our Credit Facility. The First Amendment provided for, among other things, an increase in the aggregate amount of the revolving credit facility from $165.0 million to $240.0 million and other modifications in connection with the consummation of the acquisition of Ingeus.

On October 23, 2014, we entered into the Second Amendment to the Amended and Restated Credit and Guaranty Agreement and Consent (the “Second Amendment”) to amend the Credit Facility to (i) add a new term loan tranche in aggregate principal amount of up to $250.0 million to partly finance the acquisition of Matrix, (ii) provide the consent of the required lenders to consummate the acquisition of Matrix, (iii) permit incurrence of additional debt to fund the acquisition of Matrix, (iv) add an excess cash flow mandatory prepayment provision and (v) such other amendments which are beneficial to us and provided greater flexibility for our future operations.

On September 3, 2015, we entered into the Third Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement (the “Third Amendment”) to amend the Credit Agreement. Pursuant to the Third Amendment, the lenders under the Credit Agreement consented to Providence’s sale of the Human Services segment, provided that a minimum amount equal to 50% of the net cash proceeds, as defined in the Credit Agreement, of the sale was applied pro rata to the prepayment of revolving loans and swingline loans under the Credit Agreement. Further, the lenders consented to our use of 50% of the net cash proceeds of the sale to make restricted payments to repurchase common stock pursuant to a Providence stock repurchase program. The Third Amendment provided for appropriate amendments to the terms of the Credit Agreement to reflect such consents. The Credit Facility defines “net cash proceeds” to include cash proceeds or cash equivalents actually received in a disposition such as the sale, net of direct costs incurred, taxes paid or payable as a result of the disposition, the amount of required payments on indebtedness as a result of the disposition, and the amount of any reasonable reserve established in accordance with generally accepted accounting principles for contingency payments, such as indemnification obligations.

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

The Credit Facility matures on August 2, 2018. We may prepay the Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of London Interbank Offered Rate, or LIBOR, loans. The unutilized portion of the commitments under the Credit Facility may be irrevocably reduced or terminated by us at any time without penalty.

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, which includes our insurance captives. Our obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of our respective assets, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries, excluding our insurance captives, and 65% of the issued and outstanding stock of our first tier foreign subsidiaries.

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to our term loan at December 31, 2015 was 3.33%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio.

The $60.0 million term loan is subject to quarterly amortization payments, which commenced on December 31, 2014, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 7.5% between December 31, 2014 and September 30, 2015, 10.0% between December 31, 2015 and September 30, 2016, 12.5% between December 31, 2016 and September 30, 2017, 15% between December 31, 2017 and June 30, 2018 and the remaining balance at maturity.

The $250.0 million term loan is subject to quarterly amortization payments, which commenced on March 31, 2015, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 7.5% between March 31, 2015 and December 31, 2015, 10.0% between March 31, 2016 and December 31, 2016, 12.5% between March 31, 2017 and December 31, 2017, 15.0% between March 31, 2018 and June 30, 2018 and the remaining balance at maturity.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of December 31, 2015.

We had $19.7 million of borrowings outstanding under the revolving credit facility as of December 31, 2015. $25.0 million of the revolving credit facility is available to collateralize letters of credit. As of December 31, 2015, eight letters of credit in the amount of approximately $8.2 million were outstanding. At December 31, 2015, our available credit under the revolving credit facility was $212.1 million.

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

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's convertible preferred stock. Pursuant to the terms and conditions of the Standby Purchase Agreement between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the "Standby Purchasers") and the Company, the remaining 524,116 shares of the Company's preferred stock was purchased by Standby Purchasers at the $100.00 per share subscription price. The Standby Purchasers beneficially owned approximately 94% of our outstanding convertible preferred stock after giving effect to the Rights Offering and the Standby Purchase Agreement. The Company received $65.5 million in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement, which it used to repay the related party unsecured subordinated bridge note that was outstanding as of December 31, 2014.

Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock at a $105 per share subscription price.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first calendar day of the first January, April, July or October following the date of original issuance of the convertible preferred stock, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the convertible preferred stock. Cash dividends were declared each quarter for the year ended December 31, 2015 and totaled approximately $3.9 million.

Contingent obligations. We maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our NET Services’, HA Services’, and historical Human Services’ automobile, general and professional liability and workers’ compensation costs under reinsurance programs through Social Services Providers Captive Insurance Company (“SPCIC”), a wholly owned subsidiary of the Company.  The decision to reinsure our risks and also to provide a self-funded health insurance program to our employees was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, an increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $5.0 million in the aggregate. At December 31, 2015, the cumulative reserve for expected losses since inception in 2005 of this reinsurance program was approximately $2.3 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in automobile and workers’ compensation liability coverage, provide for surplus reserves, and fund any other risk management activities.

SPCIC reinsures a third-party insurer for workers’ compensation insurance for the first dollar of each and every loss up to $0.5 million per claim. The cumulative reserve for expected losses since inception in 2005 of this reinsurance program at December 31, 2015 was approximately $9.1 million.

SPCIC also reinsures a third-party insurer for automobile liability exposures up to $250,000 per claim. The cumulative reserve for expected losses since inception in 2013 of this reinsurance program at December 31, 2015 was approximately $1.6 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated reinsurance programs at December 31, 2015 was approximately $6.7 million. We recorded a corresponding receivable from third-party insurers and liability at December 31, 2015 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred. We have an umbrella liability insurance policy providing additional coverage in the amount of $25.0 million in the aggregate in excess of the policy limits of the general and professional liability insurance policy and automobile liability insurance policy.

SPCIC had restricted cash of approximately $19.5 million and $17.5 million at December 31, 2015 and 2014, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience.

Health Insurance

We offer our NET Services’, HA Services’ and corporate employees an option to participate in self-funded health insurance programs. Additionally, we also historically offered this option to our Human Services’ employees. During the year ended December 31, 2015, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $275,000 per person and for a maximum potential claim liability based on member enrollment.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator, and therefore, have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of approximately $2.4 million and $2.0 million as of December 31, 2015 and 2014, respectively, was recorded in “Reinsurance liability and related reserve” in our consolidated balance sheets.

We charge our employees a portion of the costs of our self-funded group health insurance programs. We determine this charge at the beginning of each plan year based upon historical and projected medical utilization data. Any difference between our projections and our actual experience is borne by us, up to the stop-loss limit. We estimate potential obligations for liabilities under this program to reserve what we believe to be a sufficient amount to cover liabilities based on our past experience. Any significant increase in the number of claims or costs associated with claims made under this program above what we reserve could have a material adverse effect on our financial results.

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2015:

	At December 31, 2015
Contractual cash obligations (000's)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$304,950	$31,375	$273,575	$-	$-
Interest (1)	27,530	11,404	16,126	-	-
Purchased services commitments (2)	3,895	1,952	1,461	482	-
Equity investment capital contributions	4,654	4,654	-	-	-
Guarantees (3)	34,586	34,036	550	-	-
Letters of credit (3)	8,233	4,360	280	-	3,593
Operating Leases (4)	73,569	25,864	25,268	13,403	9,034
Total	$457,417	$113,645	$317,260	$13,885	$12,627

(1)	Future interest payments have been calculated at the current rates as of December 31, 2015.
(2)

Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(3)

Guarantees and letters of credit (“LOCs”) are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Of the outstanding balance of our stand-by LOCs, $8.2 million directly reduces the amount available to us from our revolving credit facility. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.

(4)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2015.

Stock repurchase programs

           Our board of directors approved a stock repurchase plan on February 1, 2007. Under this stock repurchase program we spent approximately $14.4 million to purchase 756,100 shares of our common stock on the open market. We did not purchase shares of our common stock during the period 2008 through 2011 or during the period of 2013 through 2015 under this plan. This plan was formally cancelled in January 2016.

On November 4, 2015, our board of directors authorized the Company to engage in a common stock repurchase program to repurchase up to $70.0 million in aggregate value of the Company’s common stock during the twelve-month period following November 4, 2015. Purchases under the common stock repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of the Company’s officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements. During 2015, the Company spent approximately $5.1 million to purchase 109,150 shares of our common stock under this plan.

Off-balance sheet arrangements

             As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

The new accounting pronouncements that impact our business are included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, of our consolidated financial statements presented elsewhere in this report and are incorporated herein by reference.

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

Foreign currency risk

As of December 31, 2015, we conducted business in 11 countries outside the US. As such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. For 2015, we used 11 functional currencies and generated approximately $378.1 million of our net operating revenues from operations outside the US. As we expand further into international markets, we expect the risk from foreign currency exchange rates to increase.

A 10% adverse change in the foreign currency exchange rate from Great British Pounds to US Dollars would have a $29.8 million impact on consolidated revenue, [and a $[ ] impact on net income]. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on the Company.

We assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Interest rate and market risk

As of December 31, 2015, we had borrowings under our term loans of $285.3 million and borrowings under our revolving line of credit of $19.7 million. Borrowings under the Credit Agreement accrue interest at LIBOR plus 3.00% per annum as of December 31, 2015. An increase of 1% in the LIBOR rate would cause an increase in interest expense of approximately $6.8 million over the remaining term of the Amended and Restated Credit Agreement, which expires in 2018. We do not currently hedge against the possible impact of interest rate fluctuations.

We assess the significance of interest rate market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2015, of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013).

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

Based on our assessment, we concluded our internal control over financial reporting is effective as of December 31, 2015.

KPMG LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting. KPMG LLP’s audit report is also included in this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Providence Service Corporation:

We have audited The Providence Service Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2016

 The Providence Service Corporation

Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$84,770	$135,258
Accounts receivable, net of allowance of $5,587 in 2015 and $4,515 in 2014	178,049	107,565
Other receivables	16,298	5,314
Prepaid expenses and other	30,718	43,134
Restricted cash	4,012	3,234
Deferred tax assets	5,877	4,148
Current assets of discontinued operations	-	75,993
Total current assets	319,724	374,646
Property and equipment, net	57,787	42,648
Goodwill	340,029	342,412
Intangible assets, net	285,951	323,904
Other assets	34,399	18,812
Restricted cash, less current portion	16,044	14,764
Deferred tax asset	42	-
Non-current assets of discontinued operations	-	51,748
Total assets	$1,053,976	$1,168,934
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$31,375	$24,588
Note payable to related party	-	65,500
Accounts payable	30,007	46,557
Accrued expenses	130,552	99,273
Accrued transportation costs	64,537	55,492
Deferred revenue	28,667	10,743
Reinsurance and related liability reserves	10,134	11,077
Current liabilities of discontinued operations	-	26,228
Total current liabilities	295,272	339,458
Long-term obligations, less current portion	272,470	484,525
Other long-term liabilities	25,052	25,974
Deferred tax liabilities	93,474	96,928
Non-current liabilities of discontinued operations	-	635
Total liabilities	686,268	947,520
Commitments and contingencies (Note 19)
Reedeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,518 and 0 issued and outstanding; 5.5%/8.5% dividend rate	77,576	-
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,186,780 and 16,870,285 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	293,012	261,155
Retained earnings (accumulated deficit)	69,209	(13,366)
Accumulated other comprehensive loss, net of tax	(16,831)	(8,756)
Treasury shares, at cost, 1,895,998 and 1,014,108 shares	(54,823)	(17,686)
Total Providence stockholders' equity	290,584	221,364
Noncontrolling interest	(452)	50
Total stockholders' equity	290,132	221,414
Total liabilities and stockholders' equity	$1,053,976	$1,168,934

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Income

(in thousands except share and per share data)

	Year Ended December 31,
	2015	2014	2013

Service revenue, net	$1,695,446	$1,136,211	$798,766

Operating expenses:
Service expense	1,544,365	1,023,785	736,669
General and administrative expense	73,616	44,501	25,590
Depreciation and amortization	53,469	22,833	9,331
Total operating expenses	1,671,450	1,091,119	771,590
Operating income	23,996	45,092	27,176

Other expenses:
Interest expense, net	16,213	13,122	6,921
Equity in net loss of investee	10,970	-	-
Loss on extinguishment of debt	-	-	525
Gain on foreign currency transactions	(857)	(37)	-
Income (loss) from continuing operations before income taxes	(2,330)	32,007	19,730
Provision for income taxes	16,276	8,090	6,625
Income (loss) from continuing operations, net of tax	(18,606)	23,917	13,105
Discontinued operations, net of tax	101,800	(3,642)	6,333
Net income	83,194	20,275	19,438
Net loss attributable to noncontrolling interests	502	-	-
Net income attributable to Providence	$83,696	$20,275	$19,438

Net income available to common stockholders (Note 15)	$68,601	$20,275	$19,438

Basic earnings (loss) per common share:
Continuing operations	$(1.45)	$1.62	$0.97
Discontinued operations	5.75	(0.25)	0.47
Basic earnings per common share	$4.30	$1.37	$1.44

Diluted earnings (loss) per common share:
Continuing operations	$(1.45)	$1.59	$0.95
Discontinued operations	5.75	(0.24)	0.46
Diluted earnings per common share	$4.30	$1.35	$1.41

Weighted-average number of common shares outstanding:
Basic	15,960,905	14,765,303	13,499,885
Diluted	15,960,905	15,018,561	13,809,874

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$83,194	$20,275	$19,438
Net loss attributable to noncontrolling interest	502	-	-
Net income attributable to Providence	83,696	20,275	19,438
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(8,075)	(7,337)	(526)
Other comprehensive loss	(8,075)	(7,337)	(526)
Comprehensive income	75,119	12,938	18,912
Comprehensive income attributable to noncontrolling interest	508	-	-
Comprehensive income attributable to Providence	$75,627	$12,938	$18,912

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Stockholders' Equity

(in thousands except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Deficit)	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2012	13,785,947	$14	$180,778	$(53,079)	$(893)	928,478	$(15,094)	$6,961	$118,687
Stock-based compensation	-	-	3,079	-	-	-	-	-	3,079
Exercise of employee stock options, including net tax benefit of $437	592,126	-	10,506	-	-	-	-	-	10,506
Restricted stock issued	99,239	-		-	-	27,964	(547)	-	(547)
Foreign currency translation adjustments, net of tax	-	-	-	-	(526)	-	-	-	(526)
Net income attributable to Providence	-	-	-	19,438	-	-	-	-	19,438
Balance at December 31, 2013	14,477,312	14	194,363	(33,641)	(1,419)	956,442	(15,641)	6,961	150,637
Stock-based compensation	-	-	7,562	-	-	-	-	-	7,562
Exercise of employee stock options, including net tax benefit of $2,683	512,927	-	13,702	-	-	-	-	-	13,702
Restricted stock issued	74,714	-	-	-	-	18,504	(524)	-	(524)
PSC of Canada Exchange Corp. shares exchanged	261,694	1	6,960	-	-	39,162	(1,521)	(6,961)	(1,521)
Restricted shares issued related to Ingeus acquisition, unvested	596,915	1	(1)	-	-	-	-	-	-
Restricted shares issued related to Matrix acquisition, unvested	946,723	1	38,569	-	-	-	-	-	38,570
Other	-	-	-	-	-	-	-	50	50
Foreign currency translation adjustments, net of tax	-	-	-	-	(7,337)	-	-	-	(7,337)
Net income attributable to Providence	-	-	-	20,275	-	-	-	-	20,275
Balance at December 31, 2014	16,870,285	17	261,155	(13,366)	(8,756)	1,014,108	(17,686)	50	221,414
Stock-based compensation	-	-	26,622	-	-	-	-	-	26,622
Exercise of employee stock options, including net tax benefit of $2,706	247,333	-	7,899	-	-	5,718	(299)	-	7,600
Restricted stock issued	65,447	-	-	-	-	15,961	(759)	-	(759)
Stock repurchase	-	-	-	-	-	816,468	(34,111)	-	(34,111)
Shares surrendered by employees to pay employee taxes related to shares released from escrow	-	-	-	-	-	43,743	(1,968)	-	(1,968)
Conversion of convertible preferred stock to common stock	3,715	-	150	-	-	-	-	-	150
Beneficial conversion feature related to preferred stock	-	-	1,071	-	-	-	-	-	1,071
Convertible preferred stock dividends	-	-	(2,814)	(1,121)	-	-	-	-	(3,935)
Accretion of convertible preferred stock discount	-	-	(1,071)	-	-	-	-	-	(1,071)
Foreign currency translation adjustments, net of tax	-	-	-	-	(8,075)	-	-	-	(8,075)
Noncontrolling interests	-	-	-	-	-	-	-	(502)	(502)
Net income attributable to Providence	-	-	-	83,696	-	-	-	-	83,696
Balance at December 31, 2015	17,186,780	$17	$293,012	$69,209	$(16,831)	1,895,998	$(54,823)	$(452)	$290,132

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$83,194	$20,275	$19,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,234	14,051	7,738
Amortization	38,067	15,437	7,134
Provision for doubtful accounts	2,539	2,589	3,245
Stock-based compensation	26,622	7,562	3,079
Deferred income taxes	(10)	(5,208)	(3,282)
Amortization of deferred financing costs and debt discount	2,041	5,561	960
Loss on extinguishment of debt	-	-	525
Excess tax benefit upon exercise of stock options	(2,857)	(2,722)	(1,120)
Gains on remeasurement of contingent consideration	(2,469)	(16,314)	-
Asset impairment charge	1,593	6,915	492
Equity in net loss of investee	10,970	-	-
Gain on sale of business	(123,129)	-	-
Income taxes payable on gain on sale of business	22,797	-	-
Other non-cash charges (credits)	(419)	3,088	364
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(86,627)	(17,208)	7,186
Other receivables	(5,104)	327	1,199
Restricted cash	(20)	266	(141)
Prepaid expenses and other	19,778	(7,954)	(856)
Reinsurance liability reserve	(611)	3,761	(19)
Accounts payable and accrued expenses	(21,900)	28,483	18,863
Accrued transportation costs	9,045	530	(6,354)
Deferred revenue	19,043	(3,454)	(3,366)
Other long-term liabilities	463	(790)	152
Net cash provided by operating activities	13,240	55,195	55,237
Investing activities
Purchase of property and equipment	(35,072)	(23,242)	(10,183)
Net increase (decrease) in short-term investments	(18)	(19)	177
Acquisitions, net of cash acquired	(3,433)	(416,986)	(989)
Sale of business, net of cash sold	199,943	-	-
Equity investment	(16,072)	-	-
Restricted cash for reinsured claims losses	(2,058)	(3,108)	(2,848)
Net cash provided by (used in) investing activities	143,290	(443,355)	(13,843)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	80,667	-	-
Preferred stock dividends	(3,928)	-	-
Repurchase of common stock, for treasury	(36,838)	(524)	(547)
Proceeds from common stock issued pursuant to stock option exercise	4,894	11,019	10,069
Excess tax benefit upon exercise of stock options	2,857	2,722	1,120
Proceeds from long-term debt	34,000	501,200	76,000
Repayment of long-term debt	(305,125)	(48,625)	(82,500)
Payment of contingent consideration	(7,496)	-	-
Debt financing costs	(286)	(12,769)	(2,082)
Capital lease payments and other	-	73	(9)
Net cash provided by (used in) financing activities	(231,255)	453,096	2,051
Effect of exchange rate changes on cash	(911)	(3,525)	(313)
Net change in cash	(75,636)	61,411	43,132
Cash at beginning of period	160,406	98,995	55,863
Cash at end of period	$84,770	$160,406	$98,995

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Supplemental Cash Flow Information

(in thousands)

	Year Ended December 31,
Supplemental cash flow information	2015	2014	2013

Cash included in current assets of discontinued operations held for sale	$-	$25,148	$23,839
Cash paid for interest	$16,699	$10,726	$5,839
Cash paid for income taxes	$21,555	$18,389	$13,395
Accrued unfunded future equity investment capital contributions	$4,654	$-	$-
PSC of Canada Exchange Corp. shares exchanged	$-	$6,961	$-
PSC of Canada Exchange Corp. shares converted to treasury shares for fulfillment of obligation by sellers of WCG related to dispute with British Columbia	$-	$1,521	$-
Acquisitions:
Purchase price	$-	$525,596	$989
Less:
Cash acquired	-	37,159	-
Common stock issued for acquistions of business	-	38,570	-
Contingent consideration	-	30,095	-
Note payable to former shareholder	-	600	-
Amount due to former shareholder	-	2,186	-
Working capital adjustments to purchase price	(3,433)	-	-
Acquisitions, net of cash acquired	$3,433	$416,986	$989

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands except years, share and per share data)

1. Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (the “Company” or “Providence”) is a holding company, whose subsidiaries provide critical healthcare and workforce development services. We operate in three segments: Non-Emergency Transportation Services (“NET Services”), Workforce Development Services (“WD Services”) and Health Assessment Services (“HA Services”). NET Services coordinates non-emergency transportation for individuals whose limited mobility and/or financial resources would otherwise hinder them from accessing necessary healthcare and social services. WD Services primarily provides employability and offender rehabilitation services to eligible participants of government sponsored programs. HA Services, provides care optimization and delivery solutions, including comprehensive health assessments (“CHAs”) for health plans as well as in-home care management offerings.

Ingeus Proprietary Limited and its wholly and partly-owned subsidiaries and associates (collectively, “Ingeus”) were acquired on May 30, 2014, and is included in WD Services. CCHN Group Holdings, Inc. and its wholly-owned subsidiaries and affiliates under the tradename Matrix (“Matrix”) were acquired on October 23, 2014, and is included in HA Services. On November 1, 2015, we completed the sale of the Human Services segment, which is accounted for as a discontinued operation.

As of December 31, 2015, the Company operated in 44 states and the District of Columbia in the United States (“US”), and in 11 other countries outside of the US.

Sale of Human Services

On November 1, 2015, the Company completed the sale of the Human Services segment. The assets and liabilities of the Human Services segment are classified as held for sale in the consolidated balance sheet for the year ended December 31, 2014. Additionally, the operating results of this segment are reported as discontinued operations, net of tax in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013. See Note 22, Discontinued Operations.

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

Seasonality

The Company’s quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors and uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer, winter and holiday seasons. Due to higher demand in the summer months and lower demand in the winter and holiday seasons, coupled with a primarily fixed revenue stream based on a per member, per month payment structure, NET Services normally experiences lower operating margins in the summer season and higher operating margins in the winter and holiday seasons. HA Services experiences quarterly volatility in revenue and earnings due to uneven demand for services. WD Services is impacted by the timing of commencement and the expiration of major contracts. Under many of WD Services’ contracts in new service lines, the Company invests significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally incur these costs prior to commencing services and receiving payments. This results in significant variability in its financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts will be structured in a similar fashion.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The accompanying consolidated financial statements include The Providence Service Corporation, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We have eliminated significant intercompany transactions and accounts.

Accounting Estimates

The Company uses estimates and assumptions in the preparation of the consolidated financial statements in accordance with GAAP. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. The Company’s actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; allowance for doubtful accounts; accrued transportation costs; accrued restructuring; income taxes; recoverability of current and long-lived assets; intangible assets and goodwill; loss contingencies; accounting for business combinations, including amounts assigned to definite and indefinite lived intangibles and contingent consideration; loss reserves for reinsurance and self-funded insurance programs; and stock-based compensation.

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

At December 31, 2015 and 2014, approximately $37,467 and $42,651, respectively, of cash was held in foreign countries. Such cash is generally used to fund foreign operations, although it may be used also to repay intercompany indebtedness or similar arrangements.

Restricted Cash

At December 31, 2015 and 2014, the Company had approximately $20,056 and $17,998, respectively, of restricted cash:

	December 31,
	2015	2014
Collateral for letters of credit - Reinsured claims losses	3,033	3,033
Escrow/Trust - Reinsured claims losses	17,023	14,965
Subtotal restricted cash for reinsured claims losses	20,056	17,998

Total restricted cash	20,056	17,998

Less current portion	4,012	3,234

	$16,044	$14,764

Of the restricted cash amount at December 31, 2015 and 2014:

●	approximately $3,033 in both periods served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s reinsurance program;

●	of the remaining $17,023 and $14,965:

o	approximately $2,125 and $2,800, respectively, was restricted and held in a trust for historical reinsurance claims losses under the Company’s general and professional liability reinsurance program;

o

approximately $565 and $493, respectively, was restricted under a historical auto liability program associated with the NET Services segment that ceased providing reinsurance on new claims in 2011; and

o

approximately $14,333 and $11,672, respectively, was restricted and held in a trust for reinsurance claims losses under the Company’s workers’ compensation, general and professional liability and auto liability reinsurance programs.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable amounts at the contractual amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on specific client collection issues. In circumstances where the Company is aware of a specific payer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce the net recognized receivable to the amount the Company reasonably expects to collect. The Company also provides a general allowance, based upon historical evidence.

The Company’s provision for doubtful accounts expense for the years ended December 31, 2015, 2014 and 2013 was $1,388, $1,232 and $1,270, respectively.

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

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

The Company analyzes the carrying value of goodwill and indefinite-lived intangible assets at the end of each fiscal year, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in the Company’s stock price. When analyzing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test described below. If the Company determines, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a two-step quantitative goodwill impairment test. In connection with its analysis of the carrying value of goodwill, the Company reconciles the aggregate fair value of its reporting units to the Company’s market capitalization, including a control premium that is reasonable within the context of industry data on premiums paid. When determining whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the Company completes a second step, and the amount of the impairment loss is calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company did not record any impairment charges for continuing operations for the years ended December 31, 2015 and 2014.

 Recoverability of Intangible Assets Subject to Amortization and Other Long-Lived Assets

Intangible assets subject to amortization and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of 3 to 15 years. The Company reviews the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company assesses whether any relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. While the Company uses discounted cash flows to value the acquisition of intangible assets, the Company has elected to use the straight-line method of amortization to determine amortization expense each period. If indicators of impairment exist, the Company assesses the recoverability of the unamortized balance of its long-lived assets based on undiscounted expected future cash flows. Should this analysis indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss.

Accrued Transportation Costs

          NET Services contracts with third-party providers for transportation services. Eligible members schedule transportation through the Company’s central reservation system. The cost of transportation is recorded in the month the services are rendered, based upon contractual rates and mileage estimates. Transportation providers provide invoices once the trip is completed. Any trips that have not been invoiced require an accrual, based upon the expected cost as well as an estimate for cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. There were no significant out-of-period adjustments recorded for the years ended December 31, 2015, 2014 and 2013. Accrued transportation costs were $64,537 and $55,492 at December 31, 2015 and 2014, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes direct expenses incurred in connection with its credit facilities and other borrowings, and amortizes such expenses over the life of the respective credit facility or other borrowings. Fees charged by third parties are recorded as deferred financing costs and fees charged by lenders are recorded as a debt discount. Deferred financing costs, net of amortization, totaling approximately $3,774 and $5,284 at December 31, 2015 and 2014, respectively, are included in “Other assets” in the consolidated balance sheets. Debt discount, net of amortization, totaling approximately $1,105 and $1,462 at December 31, 2015 and 2014, respectively, is included in “Long-term obligations, less current portion” in the consolidated balance sheets.

Revenue Recognition

We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

NET Services segment

Capitation contracts. The majority of NET Services revenue is generated under capitated contracts with payers where we assume the responsibility of meeting the covered transportation requirements of a specific geographic population based on per-member per-month fees for the number of members in the payer’s program. Revenue is recorded based upon the amount earned per period.

Fee for service contracts.  Revenues earned under fee for service (“FFS”) contracts are based upon contractually established billing rates. Revenues are recognized when the service is provided based upon contractual amounts.

Flat fee contracts. Revenues earned under flat fee contracts are recognized ratably over the covered service period based upon contractually established fees which do not fluctuate with any changes in the membership population who are eligible to receive the transportation services.

For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we remit payment to the transportation providers. However, for certain contracts, we only provide management services, and do not contract with transportation providers for the actual transportation.

Workforce Development Services segment

WD Services revenues are generated from providing workforce development and offender rehabilitation services, both of which include employment preparation and placement, apprenticeship and training, and certain health related services, such as employee assistance programs. While the specific terms vary by contract and country, the Company often receives four types of revenue streams under contracts with government entities: attachment fees, job placement/job outcome fees, sustainment fees and incentive fees. Attachment fees are typically upfront payments that are payable when a client is referred by the contracting government entity and the person enters the program, and cover the overall services provided under the program. Job placement fees are typically payable when a client is employed. Job outcome fees are typically payable when a client is employed, and remains employed for a specified period of time. Sustainment fees are typically payable upon certain employment tenure milestones. Incentive fees are generally based upon a calculation that includes a variety of factors and inputs, such as average sustainment rates and client referral rates. Incentive fees vary greatly by contract.

Attachment fee revenue is recognized ratably over the period of service, based upon an estimate of the period of time general services will be provided (i.e. the person is placed in a job or reaches the maximum time period for the program). The estimate of the period of time services will be rendered is based upon historical data. Job Placement, Job Outcome and Sustainment Fee revenue is recognized when certain milestones are achieved, and amounts become billable. Incentive Fee revenue is generally recognized when the revenue is fixed and determinable, frequently at the end of the cumulative calculation period, unless the contractual terms allow for earned payments on a fixed or ratable basis.

Revenue is also earned under fixed fee for service arrangements, based upon an expected volume of services to be performed. The expected volume of services is generally agreed at the outset of the contract year. Revenue under these contracts may be adjusted prospectively during the contract year, or for future contract years, if actual volumes are below expected levels.

Health Assessment Services segment

The HA Services segment contracts with health plans to provide clinical assessments for their Medicare Advantage (“MA”) members that meet certain pre-determined criteria as defined by the providers. An assessment is a comprehensive physical examination of an individual performed by one of the Company’s nurse practitioners. The MA clients for whom the Company performs these examinations use the assessment reports to impact care management of the MA member and properly report the cost of care of those members. Revenue is recognized in the period in which the services are rendered.

Deferred Revenue

At times the Company may receive funding for certain services in advance of services being rendered. These amounts are reflected in the consolidated balance sheets as “Deferred revenue” until the services are rendered.

Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718 – Compensation – Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share based payments at fair value. The Company calculates the fair value of stock options using the Black-Scholes option-pricing formula. The fair value of non-vested restricted stock grants is determined based on the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense charged against income for stock options and stock grants is based on the grant-date fair value, based upon the number of awards expected to vest. Forfeitures estimated at the time of grant are revised as necessary based upon actual vesting. The expense for stock-based compensation awards is amortized on a straight-line basis over the requisite service period, which is typically the vesting period. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these liabilities at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we determine the fair value of the performance-based award based on the fair value of our common stock at that time and we assess whether it is probable that the performance targets will be achieved. If assessed as probable, we record compensation expense for these awards over the estimated performance period. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

The Company follows the short-cut method prescribed by ASC 718 to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 (“APIC pool”). There was no effect on the Company’s financial results for 2015, 2014 or 2013 related to the application of the short-cut method to determine its APIC pool balance.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with ASC Topic 740 - Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available for tax reporting purposes, as well as other relevant factors. The Company establishes a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Due to inherent complexities arising from the nature of the Company’s businesses, future changes in income tax law or variances between the Company’s actual and anticipated operating results, the Company makes certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

The Company has recorded a valuation allowance which includes amounts for net operating losses and tax credit carryforwards, as more fully described in Note 18, Income Taxes, for which the Company has concluded that it is more likely than not that these net operating loss and tax credit carryforwards will not be realized in the ordinary course of operations.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense.

Residual US income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiaries. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for US federal and state income taxes will be provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both US income taxes and withholding taxes payable to various foreign jurisdictions less an adjustment for foreign tax credit, although funds utilized to repay intercompany amounts are not subject to withholding requirements. Because of the availability of US foreign tax credits, it is not practicable to determine the US federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company accounts for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the tax authority, including resolution of any appeals or litigation, based on the technical merits of the position. If the tax position meets the more likely than not criteria, the portion of the tax benefit greater than 50% likely to be realized upon settlement with the tax authority is recognized in the consolidated financial statements.

Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the US. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at the average exchange rate for each applicable month. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity.

Loss Reserves for Certain Reinsurance and Self-Funded Insurance Programs

The Company reinsures a substantial portion of its automobile, general and professional liability and workers’ compensation costs under reinsurance programs through the Company’s wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona.

The Company and its subsidiaries enter into insurance arrangements with third-party insurers. SPCIC reinsures these third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1,000 per loss and $5,000 in the aggregate. SPCIC also reinsures third-party insurers for automobile liability exposures for $250 per claim. Additionally, SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $500 per occurrence. As of December 31, 2015 and 2014, the Company had reserves of approximately $12,988 and $12,750, respectively, for the automobile, general and professional liability and workers’ compensation programs (net of expected losses in excess of the Company’s liability which would be paid by third-party insurers to the extent losses are incurred). The reserves are classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the consolidated balance sheets.

Based on an independent actuarial report, the Company’s expected losses related to workers’ compensation, automobile and general and professional liability in excess of its liability under its associated reinsurance programs at December 31, 2015 and 2014 was approximately $6,745 and $5,525, respectively. The Company recorded a corresponding receivable from third-party insurers and liability at December 31, 2015 and 2014 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

The Company utilizes analyses prepared by third party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, automobile physical damage, and health insurance coverage to determine the amount of required reserves.

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $275 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2015 and 2014, the Company had approximately $2,351 and $1,973, respectively, in reserve for its self-funded health insurance programs. The reserves are classified as “Reinsurance and related liability reserves” in the consolidated balance sheets.

             The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no significant out-of-period adjustments recorded in the periods covered by this report.

Restructuring and Related Reorganization Costs

The Company has engaged in employee headcount rightsizing actions within the WD Services segment which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The amounts used in determining severance accruals are based on an estimate of the salaries and related benefit costs payable under existing plans, and are included in accrued expenses to the extent they have not been paid.

Non-controlling Interests

Non-controlling interests represent the non-controlling holders' percentage share of income or losses from a subsidiary in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included in our consolidated financial statements. The Company has a 90 percent ownership in The Reducing Reoffending Partnership Limited (“RRP”).

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, we make a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See Note 22, Discontinued Operations, for a summary of discontinued operations.

Earnings Per Share

We compute basic earnings per share by taking net income attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings per share includes the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 15, Earnings Per Share.

Fair Value of Financial Instruments

We disclose the fair value of our financial instruments based on the fair value hierarchy using the following three categories:

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

The Company may be required to pay additional consideration in relation to certain acquisitions based on the achievement of certain earnings targets. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in “General and administrative expense” in the consolidated statements of income. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying consolidated balance sheets and operating expenses in the consolidated statements of income.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations. Under the ASU discontinued operations is defined as either a:

●	Component of an entity, or group of components that

o	has been disposed of, meets the criteria to be classified as held-for-sale, or has been abandoned/spun-off; and

o	represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or

●	Business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for-sale.

This ASU is effective for publicly held companies prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted this accounting literature effective January 1, 2015 and has accounted for the sale of its Human Services segment in 2015 under this guidance.

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

 In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Topic 606 which deferred the effective date of ASU 2014-09. The amendments in this update allowed publicly held entities to apply the new revenue standard for annual reporting periods (including interim periods within those annual periods) beginning after December 15, 2017. Early adoption of the standard is permitted, but not before annual periods beginning after December 15, 2016. The Company will begin evaluating the impact ASU 2014-09 will have on its consolidated financial statements during 2016.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The Company adopted ASU 2015-02 effective January 1, 2016 and will re-evaluate its existing VIEs for consolidation accordingly during the three-month period ending March 31, 2016 and prospectively apply the guidance when evaluating potential new VIEs for consolidation.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For publicly held business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted ASU 2015-03 on January 1, 2016 and will reclassify debt issuance costs as contra-liability accounts.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, early adoption is permitted. The Company adopted ASU 2015-16 on January 1, 2016. The adoption of the ASU will impact the Company’s accounting and disclosures related to future business acquisitions.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The Company intends to adopt ASU 2015-17 on January 1, 2017. This ASU will impact the Company’s financial statements, as the Company has approximately $5,877 of current deferred tax assets, at December 31, 2015. The result of the application of this guidance would be to reclassify the current deferred tax assets to long-term deferred tax assets in the consolidated balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. ASU 2016-02 is effective for publicly held entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity).  Early application is permitted.  The Company will begin evaluating the impact ASU 2016-02 will have on its consolidated financial statements during 2016.

 3. Equity Investment

The Company entered into a joint venture agreement in November 2014 to form Mission Providence Pty Ltd (“Mission Providence”). Mission Providence delivers employment services in Australia. The Company has a 60% ownership in Mission Providence, and has rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company provided $16,072 in capital contributions in 2015 to Mission Providence, and will continue to provide further contributions in exchange for its equity interests.

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital. As a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s losses are recorded as “Equity in net loss of investee” in the accompanying consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the consolidated statements of cash flows as “Equity investments”. The investment is accounted for as part of the WD Services segment.

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Mission Providence as of December 31, 2015:

Assets	Liabilities
Other Assets	Accrued Expenses	Maximum Exposure to Loss
$9,324	$4,654	$9,324

Accrued Expenses relates to the remaining funding committed and required under the joint venture agreement pursuant to the Company’s 60% equity interest. The commitment is denominated in Australian dollars at an amount of AUD $6,397. In addition to the committed contributions which are included in “Other Assets” and “Accrued Expenses” in the table above, the Company may need to make additional capital contributions.

Summary financial information for Mission Providence is as follows:

December 31, 2015
Current assets	$7,789
Long-term assets	8,869
Current liabilities	10,488
Long-term liabilities	-

Year ended December 31, 2015
Revenue	$11,206
Operating loss	(19,397)
Net loss	(13,106)

4.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31,
	2015	2014
Prepaid income taxes	1,607	13,865
Prepaid insurance	3,714	4,293
Prepaid taxes and licenses	4,895	4,672
Prepaid rent	2,246	2,288
Deposits held for leased premises and bonds	3,622	3,249
Preferred share backstop fee paid to related party	-	2,947
Other	14,634	11,820

Total prepaid expenses and other	$30,718	$43,134

5.    Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful			December 31,
	Life (in years)			2015	2014
Land		--		$1,182	$1,182
Building		39		5,215	5,215
Computer and telecom equipment	3	-	5	32,961	24,293
Software	3	-	5	30,728	11,172
Leasehold improvements		Shorter of 7 years or lease term		17,436	14,220
Furniture and fixtures	5	-	10	7,739	6,434
Automobiles		5		3,471	2,986
Construction in progress		--		3,446	2,858
				102,178	68,360
Less accumulated depreciation				44,391	25,712
Total property and equipment, net				$57,787	$42,648

Depreciation expense from continuing operations was approximately $17,858, $10,848 and $5,288 for the years ended December 31, 2015, 2014 and 2013, respectively.

6.    Goodwill and Intangibles

Goodwill

Changes in goodwill were as follows:

	NET Services	WD Services (1)	HA Services	Consolidated Total
Balances at December 31, 2013
Goodwill	$191,215	$9,916	$-	$201,131
Accumulated impairment losses (2)	(96,000)	(6,041)	-	(102,041)
	95,215	3,875	-	99,090

Ingeus acquisition	-	35,484	-	35,484
Matrix acquisition	-	-	210,576	210,576
Foreign currency translation adjustment	-	(2,738)	-	(2,738)
Balances at December 31, 2014
Goodwill	191,215	42,662	210,576	444,453
Accumulated impairment losses (2)	(96,000)	(6,041)	-	(102,041)
	95,215	36,621	210,576	342,412

Matrix acquisition adjustments	-	-	(505)	(505)
Foreign currency translation adjustment	-	(1,878)	-	(1,878)
Balances at December 31, 2015
Goodwill	191,215	40,784	210,071	442,070
Accumulated impairment losses (2)	(96,000)	(6,041)	-	(102,041)
	$95,215	$34,743	$210,071	$340,029

(1) The goodwill for WD Services has been recast from the prior year presentation to reflect the classification of two legacy workforce development businesses from the Human Services segment to the WD Services segment as further described in Note 23, Segments.

(2) Accumulated impairment losses relate to impairment charges incurred during the year ended December 31, 2008.

The total amount of goodwill that was deductible for income tax purposes related to acquisitions as of December 31, 2015 and 2014 was approximately $5,217.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, trademarks and trade names, and developed technology. Intangible assets consisted of the following:

		December 31,
		2015		2014
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$47,973	$(26,804)	$48,258	$(23,939)
Customer relationships	10	219,989	(27,662)	221,701	(5,830)
Trademarks and Trade Names	Indefinite	25,900	-	25,900	-
Trademarks and Trade Names	10	15,935	(2,523)	16,724	(976)
Developed technology	5	43,841	(10,698)	44,016	(1,950)
Total		$353,638	$(67,687)	$356,599	$(32,695)

The weighted-average amortization period at December 31, 2015 for intangibles with a definite life was 10.1 years. No significant residual value is estimated for these intangible assets. Amortization expense from continuing operations was approximately $35,612, $11,985 and $4,042 for the years ended December 31, 2015, 2014 and 2013, respectively. The total amortization expense is estimated to be as follows for the next five years and thereafter as of December 31, 2015:

Year	Amount
2016	$35,458
2017	35,458
2018	35,458
2019	33,527
2020	26,689
Thereafter	93,461
Total	$260,051

7.    Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2015	2014
Accrued compensation	$27,546	$33,185
NET Services accrued expenses	26,669	27,380
Taxes payable	24,302	3,678
Contingent consideration	-	7,767
Other	52,035	27,263
Total accrued expenses	$130,552	$99,273

Additional information included in Note 9, Fair Value Measurements, regarding the contingent consideration liability.

8.    Restructuring and Related Reorganization Costs

In the fourth quarter of 2015, WD Services approved two redundancy plans.  The first plan relates to the termination of employees currently delivering services under a new offender rehabilitation program.  The second plan primarily relates to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the UK.   The Company recorded severance and related charges of approximately $10,551 as of December 31, 2015 relating to termination benefits associated with these two plans which is recorded as “Service expense” in the accompanying consolidated statements of income. The cost is estimated based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. The final identification of the employees is subject to customary consultation procedures.

Summary of Severance and Related Charges

	January 1, 2015	Costs Incurred	Cash Payments	Other Adjustments	December 31, 2015

Charges related to new offender rehabilitation program	$-	$8,465	$(1,839)	$(88)	$6,538
Charges related to UK restructuring	-	2,086	-	(27)	2,059

Total	$-	$10,551	$(1,839)	$(115)	$8,597

The total of accrued severance and related costs of $8,597 is reflected in “Accrued expenses” in the consolidated balance sheets. The amount accrued as of December 31, 2015 is expected to be settled primarily in 2016.

9.    Fair Value Measurements

Liabilities measured at fair value on a recurring basis were as follows:

December 31, 2015	Level 1	Level 2	Level 3	Total
Contingent consideration liabilities	$-	$-	$-	$-

December 31, 2014	Level 1	Level 2	Level 3	Total
Contingent consideration liabilities	$-	$-	$10,549	$10,549

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during 2015 and 2014.

The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows:

	Contingent Consideration Liabilities
	December 31, 2015	December 31, 2014
Balance at the beginning of year	$10,549	$-
Initial valuation upon acquistion	-	30,095
Payments	(7,496)	-
Gain in general and administrative expense	(2,469)	(16,314)
Foreign exchange revaluation	(584)	(3,232)
Balance at end of year	$-	$10,549

The fair value of the Company’s contingent consideration was $10,549 at December 31, 2014, of which $7,767 is included in “Accrued expenses” and $2,782 is included in “Other long-term liabilities” in the consolidated balance sheets. During 2015, it was determined the fair value under remaining contingent consideration arrangements was zero, and “General and administrative expense” reflects a gain of $2,469.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

December 31, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Value
Contingent consideration liabilities	$-	Discounted probability-weighted approach	Discount rate	14.12%

December 31, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Value
Contingent consideration liabilities	$10,549	Discounted probability-weighted approach	Discount rate	15.25%

Financial instruments that were not remeasured at fair value were as follows:

		December 31, 2015		December 31, 2014
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	1	$84,770	$84,770	$135,258	$135,258
Financial liabilities
Long-term obligations	3	$304,950	$308,892	$576,075	$576,075

10.    Long-Term Obligations and Note Payable to Related Party

          The Company’s long-term obligations were as follows:

	December 31, 2015	December 31, 2014

$240,000 revolving loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.41% at December 31, 2015) with interest payable at least once every three months through August 2018	$19,700	$201,700
$250,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.33% at December 31, 2015), with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months, through August 2018	231,250	250,000
$60,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.33% at December 31, 2015), with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	54,000	58,875
14.0% unsecured related party, subordinated bridge note with principal due September 30, 2018, and interest payable quarterly	-	65,500
	304,950	576,075
Unamortized discount on debt	(1,105)	(1,462)
	303,845	574,613
Less current portion	31,375	90,088
Total long-term obligations, less current portion	$272,470	$484,525

           Annual maturities of long-term obligations as of December 31, 2015 are as follows:

Year	Amount
2016	31,375
2017	39,125
2018	234,450
Total	$304,950

Credit Facility

On August 2, 2013, the Company entered into an Amended and Restated Credit Agreement (as amended, modified or supplemented, the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers, and other lenders party thereto. The Credit Agreement provided the Company with a senior secured credit facility in the aggregate principal amount of $225,000, comprised of a $60,000 term loan facility and a $165,000 revolving credit facility. The Credit Facility includes sublimits for swingline loans and letters of credit in amounts up to $10,000 and $25,000, respectively. On August 2, 2013, the Company borrowed the entire amount available under the term loan facility and $16,000 under the revolving credit facility and used the proceeds thereof to refinance certain of the Company’s existing indebtedness.

On May 28, 2014 the Company entered into the first amendment (the “First Amendment”) to the Credit Agreement. The First Amendment provided for, among other things, an increase in the aggregate amount of the revolving credit facility from $165,000 to $240,000 and other modifications in connection with the consummation of the acquisition of Ingeus.

On October 23, 2014, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to amend the Credit Facility to (i) add a new term loan tranche in the aggregate principal amount of up to $250,000 to partly finance the acquisition of Matrix, (ii) provide the consent of the required lenders to consummate the acquisition of Matrix, (iii) permit incurrence of additional debt to fund the acquisition of Matrix, (iv) add an excess cash flow mandatory prepayment provision and (v) such other amendments which the Company believes are beneficial to the Company and provide greater flexibility for our future operations.

On September 3, 2015, the Company entered into the Third Amendment and Consent to the Credit Agreement (the “Third Amendment”) to amend the Credit Agreement to (i) allow the lenders under the Credit Agreement to consent to the Company’s sale of the Human Services segment, provided that a minimum amount equal to 50% of the net cash proceeds, as defined in the Credit Agreement, of the sale is applied pro rata to the prepayment of revolving loans and swingline loans under the Credit Agreement and (ii) allow the lenders to consent to the Company’s use of 50% of the net cash proceeds of the sale to make restricted payments to repurchase common stock pursuant to a Providence stock repurchase program. The Third Amendment provides for appropriate amendments to the terms of the Credit Agreement to reflect such consents. The Credit Facility defines “net cash proceeds” to include cash proceeds or cash equivalents actually received in a disposition such as the sale, net of direct costs incurred, taxes paid or payable as a result of the disposition, the amount of required payments on indebtedness as a result of the disposition, and the amount of any reasonable reserve established in accordance with generally accepted accounting principles for contingency payments, such as indemnification obligations.

Under the Credit Facility, as amended, the Company has an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75,000 with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this option as no lender is obligated to participate in any such increase under the Credit Facility and new lenders may not be identified.

The Credit Facility matures on August 2, 2018. The Company may prepay the Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of London Interbank Offered Rate, or LIBOR, loans. The unutilized portion of the commitments under the Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future domestic subsidiaries, excluding certain domestic subsidiaries which include our insurance captives. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of the Company’s respective assets, including a pledge of 100% of the issued and outstanding stock of the Company’s domestic subsidiaries, excluding the Company’s insurance captives, and 65% of the issued and outstanding stock of the Company’s first tier foreign subsidiaries.

Interest on the outstanding principal amount of the loans accrues, at the Company’s election, at a per annum rate equal to LIBOR, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears. The interest rate applied to the Company’s term loan at December 31, 2015 was 3.33%. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on the Company’s consolidated leverage ratio.

The $60,000 term loan is subject to quarterly amortization payments, which commenced on December 31, 2014, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 7.5% between December 31, 2014 and September 30, 2015, 10.0% between December 31, 2015 and September 30, 2016, 12.5% between December 31, 2016 and September 30, 2017, 15.0% between December 31, 2017 and June 30, 2018 and the remaining balance at maturity.

The $250,000 term loan is subject to quarterly amortization payments, which commenced on March 31, 2015, so that the following percentages of the term loan outstanding on the closing date plus the principal amount of any term loans funded pursuant to the increase option are repaid as follows: 7.5% between March 31, 2015 and December 31, 2015, 10.0% between March 31, 2016 and December 31, 2016, 12.5% between March 31, 2017 and December 31, 2017, 15.0% between March 31, 2018 and June 30, 2018 and the remaining balance at maturity.

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

The Company had $19,700 of borrowings outstanding under the revolving credit facility as of December 31, 2015. $25,000 of the revolving credit facility is available to collateralize certain letters of credit, As of December 31, 2015, eight letters of credit in the amount of approximately $8,233 were outstanding. At December 31, 2015, the Company’s available credit under the revolving credit facility was $212,067.

The Company incurred fees of approximately $12,738 to refinance long-term debt during 2014.  The Company has accounted for fees related to the refinancing of its long-term debt, as well as unamortized deferred financing fees related to the Credit Facility, under ASC 470-50 – Debt Modifications and Extinguishments.  As both credit facilities were loan syndications, and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis.  Of the total amount of fees incurred for the refinancing of debt, approximately $5,224 was deferred as deferred financing fees or debt discount, and is amortized over the life of the loans, approximately $4,500 was deferred and fully expensed in the fourth quarter of 2014 in relation to bridge financing commitments and approximately $3,014 was immediately expensed in 2014.

Related party unsecured subordinated bridge note

On October 23, 2014, the Company issued to Coliseum Capital Management, LLC and certain of its affiliates (“Coliseum”), a related party, a 14.0% Unsecured Subordinated Note in the aggregate principal amount of $65,500 (the “Note”) due September 30, 2018. Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3,015 on the issuance of the Note, of which $1,281 is included in “Prepaid expenses and other” in the consolidated balance sheet as of December 31, 2014. Coliseum held approximately 15% of the Company’s outstanding common stock as of October 23, 2014 and is the Company’s largest shareholder. Additionally, Christopher Shackelton, who serves on the Company’s board of directors, is also a Managing Partner at Coliseum Capital Management, LLC.

The Note was repaid in full on February 11, 2015, with the proceeds from a registered rights offering (“Rights Offering”) and a related standby purchase agreement. The Rights Offering allowed all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price of $100 per share, as further described in Note 11, Convertible Preferred Stock, Net. As such, the Note was classified as a current liability at December 31, 2014.

11.  Convertible Preferred Stock, Net

The Company completed a rights offering on February 5, 2015 providing all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price equal to $100 per share. The convertible preferred stock is convertible into shares of Providence’s common stock at a conversion price equal to $39.88 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on October 22, 2014.

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's convertible preferred stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the "Standby Purchasers") and the Company, the remaining 524,116 shares of the Company's preferred stock were purchased by the Standby Purchasers at the $100 per share subscription price. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement. Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock, at a purchase price of $105 per share or a total purchase price of $15,750, of the same series and having the same conversion price as the convertible preferred stock sold in the Rights Offering.

The Company may pay a noncumulative cash dividend on each share of convertible preferred stock, if and when declared by its Board of Directors, at the rate of five and one-half percent (5.5%) per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, the Company must determine its intention whether or not to pay a cash dividend with respect to that ensuing quarter and will give notice of its intention to each holder of convertible preferred stock as soon as practicable thereafter.

In the event the Company does not declare and pay a cash dividend, the Company will declare a paid in kind (“PIK”) dividend by increasing the liquidation preference of the convertible preferred stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to the liquidation preference then in effect multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination. All holders of the Company’s preferred stock are able to convert their preferred stock to shares of common stock at a rate of approximately 2.51 shares of common stock for each share of preferred stock. As of December 31, 2015, 1,482 shares of convertible preferred stock were converted to 3,715 shares of common stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, which commenced on April 1, 2015, and, if declared, will begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends totaling $594, $1,104, $1,116, and $1,114 were paid to preferred stockholders on April 1, 2015, July 1, 2015, October 1, 2015 and January 1, 2016, respectively.

The convertible preferred stock is accounted for outside of stockholders’ equity as it could be redeemed upon certain change in control events that are not solely in the control of the Company. Dividends are recorded in stockholders’ equity and consist of the 5.5%/8.5% dividend. At the time of issuance of the preferred stock, the Company recorded a discount on preferred stock related to beneficial conversion features that arose due to the closing price of the Company’s common stock being higher than the conversion price of the convertible preferred stock on the commitment date. The amortization of this discount was recorded in stockholders’ equity. The discount was fully amortized as of December 31, 2015.

The following table summarizes the convertible preferred stock activity for 2015:

	Dollar Value	Share Count
Beginning Balance	$-	-
Shares issued	81,250	805,000
Issuance costs	(3,531)	-
Beneficial conversion feature	(1,071)	-
Amortization of beneficial converstion feature	1,071	-
Conversion to common stock	(149)	(1,482)
Allocation of issuance costs	6	-
Ending Balance	$77,576	803,518

 As of December 31, 2015, the 803,518 outstanding shares of convertible preferred stock are convertible into 2,014,840 shares of common stock.

12.    Stockholders’ Equity

The Company’s second amended and restated certificate of incorporation provides that the Company’s authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of convertible preferred stock, $0.001 par value per share.

At December 31, 2015 and 2014 there were 17,186,780 and 16,870,285 shares of the Company’s common stock issued, respectively, including 1,895,998 and 1,014,108 treasury shares at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014 there were 803,518 and 0 shares of convertible preferred stock issued and outstanding, respectively.

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

During the year ended December 31, 2014, the sellers of WCG International Consultants Ltd. (“WCG”) surrendered 39,162 exchangeable shares of PSC of Canada Exchange Corp. (“PSC”) to fulfill their obligation to the Company for the settlement of a dispute and the reimbursement of legal fees. These shares were converted to shares of the Company and transferred to treasury. Additionally, 222,532 exchangeable shares of PSC were exchanged into shares of common stock of the Company and distributed to the sellers of WCG, thus eliminating the related non-controlling interest balance as of December 31, 2014.

During the year ended December 31, 2014, the Company issued stock, with certain escrow restrictions, in conjunction with the acquisitions of Ingeus and Matrix. See additional information on these acquisitions in Note 21, Acquisitions.

The following table reflects the total number of shares of the Company’s common stock reserved for future issuance as of December 31, 2015:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	556,461
Conversion of preferred stock to common stock	2,014,840
Issuance of Performance Restricted Stock Units	122,151

Total shares of common stock reserved for future issuance	2,693,452

Share Repurchases

On October 14, 2015, the Company entered into an agreement to repurchase 707,318 of its common stock held by former stockholders of Matrix for an aggregate purchase price of $29,000 (or $41.00 per share). The Company funded this purchase through a combination of borrowing on its revolving credit facility and cash on hand. The purchase of these shares was completed on October 30, 2015.

On November 4, 2015, the Company’s Board of Directors authorized the Company to engage in a common stock repurchase program to repurchase up to $70,000 in aggregate value of the Company’s common stock during the twelve-month period following November 4, 2015. As of December 31, 2015, the Company has spent approximately $5,111 to repurchase 109,150 shares.

During the years ended December 31, 2015, 2014 and 2013, the Company repurchased 15,961 shares, 18,504 shares and 27,964 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards. In addition, in 2015, the Company withheld 5,718 shares for the payment of the exercise price upon the exercise of stock options and 43,743 shares to cover the settlement of income tax and related benefit withholding obligations arising from shares held by employees that were released from escrow related to the Matrix acquisition, which shares are treated as treasury stock.

On February 1, 2007, the Company’s Board of Directors approved a stock repurchase program for up to one million shares of its common stock under which the Company spent approximately $14,376 to purchase 756,100 shares of its common stock in the open market since the inception of this stock repurchase program through December 31, 2012. No repurchases have been made since 2012. This program was formally terminated in January 2016.

13.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Upon stockholder approval in May 2006, the 2006 Plan replaced the former 1997 Stock Option and Incentive Plan (“1997 Plan”) and 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan and the 1997 Plans have expired and no awards were outstanding under the plans as of December 31, 2015.

To achieve the purposes of the Company’s stock-based compensation program described above, the 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons. The following table summarizes the activity under the 2006 Plan as of December 31, 2015:

Number of shares
	Number of shares	of the Company's
	of the Company's	common stock
	common stock	remaining	Number of shares of the Company's
	authorized for	available for	common stock subject to
	issuance	future grants	Options	Stock Grants
2006 Plan	4,400,000	1,262,626	505,452	173,160

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Service expense	$21,588	$4,019	$1,054
General and administrative expense	5,027	3,537	1,421
Discontinued operations, net of tax	7	6	604
Total stock-based compensation	$26,622	$7,562	$3,079

Stock-based compensation included in service expense is related to the following segments:

	Year ended December 31,
	2015	2014	2013
NET Services	$724	$587	$1,054
WD Services (a)	20,756	3,432	-
HA Services	108	-	-
Total stock-based compensation in service expense	$21,588	$4,019	$1,054

(a)	WD Services includes $16,078 related to the acceleration of awards pursuant to the separation agreement of two executives.

The amounts above exclude the tax benefit of approximately $2,322, $1,570 and $909 for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, the amount of excess tax benefits resulting from the exercise of stock options was approximately $2,857, $2,722 and $1,120, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company had tax shortfalls resulting from the exercise of stock options of approximately $151, $38 and $683, respectively. The excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for the years ended December 31, 2015, 2014 and 2013 in the consolidated statements of cash flows.

Stock Options

  During the year ended December 31, 2015, the Company granted a total of 294,294 stock options under the 2006 Plan to purchase the Company’s common stock at exercise prices equal to the market value of the Company’s common stock on the date of grant. The options were granted to executive officers and certain key employees. As approved by the Compensation Committee of the Board of Directors, in order to promote stock ownership and align the goals of senior management with investors, the grants were comprised of 147,147 special stock options, and 147,147 matching stock options. The special stock options were immediately vested, but the life of the option was 10 days. Thus, the grantees had 10 days from the grant date to exercise the special stock options in a buy and hold transaction. If the grantees did not exercise their special stock options within the 10-day period, the options expired and an equal number of matching stock options were forfeited. The option exercise price for all options granted ranged from $44.17 to $45.59. A total of 33,957 special stock options were exercised, and 113,190 special stock options expired. 33,957 of matching stock options remain outstanding, and 113,190 were forfeited. The matching stock options cliff vest on the third anniversary of the grant date and expire five years after the grant date. However, the matching stock options are subject to forfeiture if the holder of the matching options sells any stock of the Company during the three year vesting period, subject to certain limited exceptions, on a one option for each share sold basis. The weighted-average fair value of these options totaled $8.77 per share.

The fair value of each stock option awarded is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions:

	Year ended December 31,
	2015			2014
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	33.84%	-	46.14%	45.6%	-	50.25%
Risk-free interest rate	0.35%	-	1.35%	1.1%	-	1.88%
Expected life of options	10 days	-	4 years	3.25	-	5.47 years

The risk-free interest rate was based on the US Treasury security rate in effect as of the date of grant which corresponds to the expected life of the award. The expected lives of options and the expected stock price volatility were based on the Company’s historical data, or the Company’s best estimate where appropriate. The Company determined the expected life of the matching options granted in 2015 by using the mid-point of the vesting period and contractual life of the award, as the Company’s historical information did not provide a reliable expected life.

During the year ended December 31, 2015, the Company issued 196,823 shares of its common stock in connection with the exercise of employee stock options, including the 33,957 of special options exercises discussed above, under the Company’s 2006 Plan. In addition, during the year ended December 31, 2015, the Company issued 50,510 shares of its common stock in connection with the exercise of employee stock options under the 2003 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2015:

	Year ended December 31, 2015
			Weighted-
	Number	Weighted-	average
	of Shares	average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Balance at beginning of period	813,622	$30.77
Granted	294,294	44.28
Exercised	(247,333)	21.00
Forfeited/Cancelled	(213,691)	43.18
Expired	(113,440)	44.28
Shares modified and settled in cash	(28,000)	36.27
Outstanding at end of period	505,452	$34.84	3.8	$6,106
Vested or expected to vest at end of period	480,847	$34.68	3.8	$5,887
Exercisable at end of period	336,994	$32.77	3.9	$4,768

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year ended December 31,
	2015	2014	2013
Weighted-average grant date fair value	$8.77	$17.09	Not Applicable
Options exercised:
Total intrinsic value	$6,659	$9,107	$4,544
Cash received	$4,895	$11,019	$10,069

During 2013, no stock options were granted.

Stock Option Modifications

During the second quarter of 2015, Warren Rustand terminated his role as Chief Executive Officer (“CEO”) and board member of the Company, but remained employed as a Senior Advisor through the end of 2015. As a result of Mr. Rustand’s termination as CEO, a Separation Agreement was entered into between the Company and Mr. Rustand. As a result of this Separation Agreement, Mr. Rustand’s outstanding stock options from his grant of 200,000 stock options on September 11, 2014 were modified to accelerate the vesting date for the second tranche of options from June 30, 2015 to June 5, 2015, and the exercise period for all vested options of 133,332 was lengthened. As a result of the modifications to the terms of the original stock options granted to Mr. Rustand, the Company recognized additional stock-based compensation expense of $737 as of December 31, 2015.

Additionally, during the second half of 2015, in conjunction with the sale of the Human Services segment, the awards for 28,000 stock options were modified and resulted in these awards being settled in cash.

Restricted Stock Awards

During the year ended December 31, 2015, the Company granted 33,356 shares of restricted stock awards (“RSAs”) to non-employee directors of its board of directors, executive officers and certain key employees. The awards primarily vest in three equal installments on the first, second and third anniversaries of the date of grant, with the exception of one award which vests in three equal installments over an approximate seven-month vesting period.

During the year ended December 31, 2015, the Company issued 65,447 shares of its common stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs granted in 2015, 2014, 2013 and 2012 under the Company’s 2006 Plan. An additional 6,827 RSAs vested during the year but were not released to the participant due to an additional holding period required by the grant agreement. In connection with the vesting of these RSAs, 15,961 shares of the Company’s common stock were surrendered to the Company by the recipients to pay their associated taxes due to the federal and state taxing authorities during 2015. These shares were placed in treasury.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s non-vested restricted common stock during the year ended December 31, 2015:

		Weighted-average
		grant date
	Shares	fair value

Non-vested at beginning of period	91,347	$21.44
Granted	33,356	$50.51
Vested	(72,274)	$21.71
Forfeited or cancelled	(8,247)	$44.24
Non-vested at end of period	44,182	$38.67

As of December 31, 2015, there was approximately $2,307 of unrecognized compensation cost related to unvested share settled stock options and RSAs granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.79 years. The total fair value of stock options and RSAs vested was $3,709, $4,155 and $3,642 for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Restricted Stock Award Grants

During the year ended December 31, 2014, the Board of Directors approved the grant of 596,915 RSAs to two individuals in connection with the Ingeus acquisition. The grants were made outside of the 2006 Plan, as they were related to the acquisition. However, since the term of the awards provided for vesting based on continued employment, the awards were accounted for as stock-based compensation. The shares necessary to settle these awards were placed in an escrow account in 2014, and were releasable from escrow in accordance with the vesting of the awards. Per the original terms of the agreements, the awards vested upon continued employment of the grantees, in four equal installments on the anniversary date of the grant. However, on October 15, 2015, the Company entered into Settlement Deeds whereby the executives’ employment was terminated by mutual agreement and vesting was no longer based upon continued employment. The Company recognized approximately $16,078 in stock-based compensation expense at the time of the modification, which otherwise would have been recognized over the remainder of the vesting period. Additionally, the Company recognized accelerated deferred compensation expense of $4,714 related to the Settlement Deeds. As of December 31, 2015, 447,686 underlying shares to settle the awards are held in the escrow account.

Performance Restricted Stock Units

The Company had 122,151 performance restricted stock units (“PRSUs”) outstanding at December 31, 2015. These awards will vest upon meeting certain performance criteria over a set performance period. 99,979 of the outstanding PRSUs at December 31, 2015 have a performance criteria tied to the Company’s return on equity (“ROE”), with performance periods ending on December 31, 2015, 2016 and 2017. The grantees will earn 33% of PRSUs granted if the ROE is 12% but less than 15%, and 100% of the PRSUs granted if the ROE is 15% or more. 22,172 of the outstanding PRSUs at December 31, 2015 have a performance criteria tied to the NET Services segment’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the Company’s EBITDA performance with performance periods ending on December 31, 2015, 2016 and 2017. Compensation expense related to these awards totaled $613, ($162) and $162 for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash Settled Awards

During the years ended December 31, 2015 and 2014, respectively, the Company issued 4,000 and 6,195 stock equivalent units (“SEUs”), which settle in cash, to Coliseum Capital Partners, L.P., in lieu of a grant to Christopher Shackelton, Chairman of the Board of Directors, that vest one-third upon each anniversary of the vesting date. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. During the year ended December 31, 2014, the Company issued 200,000 stock option equivalent units (“SOEUs”), with an exercise price of $43.81 per share, which settle in cash, to Coliseum Capital Partners, L.P in lieu of a grant to Mr. Shackelton. This award vests one-third upon grant, one-third on June 30, 2015 and one-third on June 30, 2016. No additional SOEUs were granted during the year ended December 31, 2015. For the SEUs, the Company recorded approximately $588 and $375 of expense during the years ended December 31, 2015 and 2014, respectively. For the SOEUs, the Company recorded $1,888 and $1,249 of expense during the years ended December 31, 2015 and 2014, respectively. The expense is included in “General and administrative expense” in the consolidated statements of income. The fair value of the unvested SEUs was determined based on the Company’s closing stock price on December 31, 2015. The fair value of the SOEUs was estimated as of December 31, 2015 and 2014 using the Black-Scholes option-pricing formula and amortized over the option’s graded vesting periods with the following assumptions:

	Year ended December 31,
	2015			2014
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	43.75%	-	45.30%	46.75%	-	50.1%
Risk-free interest rate	1.24%	-	1.70%	1.3%	-	1.76%
Expected life of options (in years)	2.75	-	4.75	3.75	-	5.75

As of December 31, 2015, the Company had a short-term liability of $3,555 in “Accrued expenses” in the consolidated balance sheet related to unexercised vested and non-vested cash settled share-based payment awards. The cash settled share-based compensation expense in total excluded a tax benefit of approximately $990 and $650 for the years ended December 31, 2015 and 2014, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of .52 years; however, the total expense will continue to be adjusted for the unexercised vested SOEUs until they are exercised.

Holdco Long-Term Incentive Plan

On August 6, 2015 (the “Award Date”), the Compensation Committee of the Board of Directors adopted the 2015 Holding Company LTI Program (the “HoldCo LTIP”) under the 2006 Plan. The LTIP is designed to provide long term performance based awards to certain executive officers of Providence. Under the program, executives will receive shares of Providence common stock based on the shareholder value created in excess of an 8.0% compounded annual return between the Award Date and December 31, 2017 (the “Extraordinary Shareholder Value”). The Award Date value is calculated on the basis of the Providence stock price equal to the volume weighted average of the common share price over a 90-day period ending on the Award Date. The value as of December 31, 2017 will be calculated on the basis of a similar 90-day volume weighted average common share price. A pool for use in the allocation of awards will be created equal to 8.0% of the Extraordinary Shareholder Value. Participants in the HoldCo LTIP will receive a percentage allocation of any such pool and, following determination of the size of the pool, will be entitled to a number of shares equal to their pro rata portion of the pool divided by the volume weighted average of the Company’s per share price over the 90-day period ending on December 31, 2017. Of the shares allocated, 60% will be issued to the participant on or shortly following determination of the pool, 25% will vest and be issued on the one-year anniversary of such determination date, subject to continued employment, and the remaining 15% will be issued on the second anniversary of the determination date, subject to continued employment. As of December 31, 2015, 85% of the award pool had been granted to executives and approximately $1,353 of expense is included in “General and administrative expense” in the consolidated statements of income for the year ended December 31, 2015. As of December 31, 2015, there was approximately $8,257 of unrecognized compensation cost related to non-vested Holdco LTIP shares granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.55 years. These awards are equity classified and the fair value of the awards was calculated using a Monte-Carlo simulation valuation model.

14.   Vertical Long-Term Incentive Plan

The Company established new Long-Term Incentive Plans (“Vertical LTIPs”) for the Company’s three operating segments, or verticals, during the fourth quarter of 2015. The three plans are consistent in their basic terms, but each have been customized for specific aspects of the associated vertical. The awards pay in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option when the Vertical LTIP offer letter is received. In addition, at the discretion of the Company, the recipients may be able to elect unrestricted stock in lieu of cash compensation at a later date. The baseline value is six times the starting Adjusted EBITDA for the vertical plus the investment made in any equity method joint ventures. The determination date is December 31, 2017. The amount of money in the Vertical LTIP pool is set as of the determination date and is equal to the sum of the Value Creation Pool (including any Acquisition Value Creation Pool) and the Free Cash Flow (“FCF”) Pool (whether positive or negative). The Valuation Creation Pool is an amount determined by the Administrator according to a set table based on the vertical’s compound annual growth rate (“CAGR”) of adjusted EBITDA as applied by the Administrator to the baseline value. The FCF Pool is the product of the vertical’s FCF for the performance period and the percentage used to determine the Value Creation Pool (i.e., the Value Creation Pool divided by the lesser of the Value Created, or the value created over the baseline value when increased by 40% compound annual growth in Adjusted EBITDA). The participation percentage awarded at the effective date of each plan was set at 80%. Future participants may be added to each plan, however, the total payout cannot exceed 100% of the pool. The Company’s Adjusted EBITDA Margin, for the twelve-month period beginning on either October 1, 2015, January 1, 2016 or January 1, 2017 must be equal to or exceed two percent for an amount to be payable under each of the Vertical LTIPs. The awards vest in three installments: 60% of the award will pay out immediately following December 31, 2017, 25% one year following the performance period (i.e. December 31, 2018) and 15% two years following the performance period (i.e. December 31, 2019). Payout is subject to the employee remaining employed by the Company. For the year ended December 31, 2015, approximately $575 of expense is included in “Service expense” in the consolidated statements of income related to this plan.

15.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to Providence	$83,696	$20,275	$19,438
Less dividends on convertible preferred stock	(3,935)	-	-
Less accretion of convertible preferred stock discount	(1,071)	-	-
Less income allocated to participating securities	(10,089)	-	-
Net income available to common stockholders	$68,601	$20,275	$19,438

Continuing operations	$(23,110)	$23,917	$13,105
Discontinued operations	91,711	(3,642)	6,333
	$68,601	$20,275	$19,438

Denominator:
Denominator for basic earnings per share -- weighted-average shares	15,960,905	14,765,303	13,499,885
Effect of dilutive securities:
Common stock options	-	236,538	292,937
Performance-based restricted stock units	-	16,720	17,052
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	15,960,905	15,018,561	13,809,874

Basic earnings (loss) per share:
Continuing operations	$(1.45)	$1.62	$0.97
Discontinued operations	5.75	(0.25)	0.47
	$4.30	$1.37	$1.44
Diluted earnings (loss) per share:
Continuing operations	$(1.45)	$1.59	$0.95
Discontinued operations	5.75	(0.24)	0.46
	$4.30	$1.35	$1.41

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

For the years ended December 31, 2015, 2014 and 2013, employee stock options to purchase 19,226, 92,054 and 452,421 shares, respectively, of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options was greater than the average fair value of the common stock for the period and, therefore, the effect of these options would have been anti-dilutive. For the year ended December 31, 2015, 700,241 shares of convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Additionally, for the year ended December 31, 2015, employee stock options to purchase 154,699 shares of common stock were not included in the computation of diluted earnings as the Company recorded a net loss available to common stockholders from continuing operations for the current year and as such, all potentially dilutive securities were anti-dilutive. The effect of issuing 1,139,145 shares of common stock on an assumed conversion basis related to the 6.5% Convertible Senior Subordinated Notes due in 2014 (“Senior Notes”) was not included in the computation of diluted earnings per share for the years ended December 31, 2013 as it would have been antidilutive.

16.    Leases

The Company has non-cancellable contractual obligations in the form of operating leases for office space, related office equipment and other facilities. The leases expire in various years and generally provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid, for continuing operations, as of December 31, 2015 and 2014 was approximately $2,190 and $1,645, respectively, and is included in "Other long-term liabilities” in the consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under non-cancelable operating leases for equipment and property with initial terms of one year or more consisted of the following at December 31, 2015:

Operating
Leases
2016	$25,864
2017	14,578
2018	10,690
2019	7,837
2020	5,566
Thereafter	9,034
Total future minimum lease payments	$73,569

Rent expense for continuing operations related to operating leases was approximately $38,272, $17,042 and $8,279, for the years ended December 31, 2015, 2014 and 2013, respectively.

17.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”), for all employees of its NET Services operating segment and corporate personnel. The Company, at its discretion, may make a matching contribution to the plan. Any matching contributions vest over five years. Unvested matching contributions are forfeitable upon employee termination. Employee contributions are fully vested and non-forfeitable. The Company’s contributions to the plan for continuing operations were approximately $221, $180 and $153, for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company also maintains defined contribution plans, for the benefit of eligible HA Services’ employees under the provision of Section 401(k) of the IRC. The Company, at its discretion, may make a matching contribution to the plan. Any matching contributions vest over three years. Unvested matching contributions are forfeitable upon employee termination. Employee contributions are fully vested and non-forfeitable. The Company’s contributions to these plans were approximately $1,257 and $299 for the years ended December 31, 2015 and 2014, respectively.

WD Services’ employees are entitled to benefits under certain retirement plans. The WD Services’ segment has separate plans in each country it operates. The defined contribution plans receive fixed contributions from WD Services’ companies and the legal or constructive obligation is limited to these contributions. The Company’s contributions to these defined contribution plans were approximately $10,331, $2,424 and $20 for the years ended December 31, 2015, 2014 and 2013, respectively.

On August 31, 2007, the Board adopted The Providence Service Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) for the Company’s eligible employees and independent contractors of a participating employer (as defined in the Deferred Compensation Plan). Under the Deferred Compensation Plan participants were able to defer all or a portion of their base salary, service bonus, performance-based compensation earned in a period of 12 months or more, commissions and, in the case of independent contractors, compensation reportable on Form 1099. This plan was terminated in December 2015.

The Company also maintains a 409 (A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of NET Services. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. Additional information is included in Note 19, Commitments and Contingencies.

18.    Income Taxes

The following table summarizes our US and foreign income (loss) from continuing operations before income taxes:

	Year ended December 31,
	2015	2014	2013
US	$51,362	$16,151	$19,466
Foreign	(53,692)	15,856	264
Total	$(2,330)	$32,007	$19,730

The federal and state income tax provision is summarized as follows:

	Year ended December 31,
	2015	2014	2013
Federal:
Current	$16,595	$8,189	$8,888
Deferred	(321)	(1,619)	(2,662)
	16,274	6,570	6,226
State:
Current	$2,174	$2,644	$829
Deferred	(594)	(1,104)	(412)
	1,580	1,540	417
Foreign:
Current	$523	$(616)	$(19)
Deferred	(2,101)	596	1
	(1,578)	(20)	(18)

Total provision for income taxes	$16,276	$8,090	$6,625

          A reconciliation of the provision for income taxes with amounts determined by applying the statutory US federal income tax rate to income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rates	35%	35%	35%
Federal income tax at statutory rates	$(816)	$11,203	$6,905
Change in valuation allowance	3,812	1,813	-
Change in uncertain tax positions	236	(1,681)	-
State income taxes, net of federal benefit	759	1,342	340
Difference between federal statutory and foreign tax rate	4,642	(353)	15
Stock compensation	(184)	(524)	(862)
Meals and entertainment	260	157	61
Amortization of deferred consideration	9,444	1,574	-
Transaction costs	(447)	1,769	-
Contingent consideration liability reversal	(854)	(5,748)	-
Nontaxable interest income	(965)	(660)	-
Tax credits	(1,065)	-	-
Legal expense	284	-	-
Depreciation	649	-	-
Equity in net loss of investee	366	-	-
Other	155	(802)	166
Provision for income taxes	$16,276	$8,090	$6,625
Effective income tax rate	(699)%	25%	34%

The Company recognized an income tax provision for the year ended December 31, 2015 despite having a loss from continuing operations before income taxes. Because of foreign net operating losses (including equity investee losses) for which the future income tax benefit currently cannot be recognized and non-deductible expenses such as amortization of deferred consideration related to the Ingeus acquisition, the Company recognized estimated taxable income upon which the estimate income tax provision for financial reporting is calculated.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwds	$18,357	$21,746
Tax credit carryforwards	1,093	2,288
Accounts receivable allowance	829	3,835
Accrued items and reserves	15,877	4,164
Stock compensation	3,226	2,043
Deferred rent	858	717
Deferred financing costs	127	906
Deferred revenue	-	320
Other	582	181
	40,949	36,200
Deferred tax liabilities:
Prepaids	1,181	1,698
Property and equipment depreciation	6,441	2,375
Goodwill and intangibles amortization	97,926	111,120
Other	273	165
	105,821	115,358
Net deferred tax liabilities	(64,872)	(79,158)
Less valuation allowance	(22,683)	(13,622)
Net deferred tax liabilities	$(87,555)	$(92,780)
Current deferred tax assets, net of valuation allowance of $583 and $2,811 for 2015 and 2014, respectively	$5,877	$4,148
Net noncurrent deferred tax assets, net of valuation allowance of $21,513 for 2015	42	-
Net noncurrent deferred tax liabilities, net of valuation allowance of $587 and $10,811 for 2015 and 2014, repectively	(93,474)	(96,928)
	$(87,555)	$(92,780)

          At December 31, 2015, the Company had approximately $578 of federal net operating loss carryforwards which expire in years 2018 through 2035, and $12,239 of state net operating loss carryforwards which expire as follows:

2016	$1,469
2017	-
2018	69
2019	-
2020	-
Thereafter	10,701
$12,239

The Company had net operating loss carryforwards in the following countries which can be carried forward indefinitely:

Australia	$42,349
Canada	241
France	3,998
Sweden	1,251
UK	2,886

In addition, affiliates of Matrix file separate tax returns and have federal and state net operating loss carryforwards of $2,541 and $1,989, respectively, which expire in years 2019 through 2035.

          Realization of the Company’s net operating loss carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized, to the extent they are not covered by a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net change in the total valuation allowance for the year ended December 31, 2015 was $9,061, of which $3,812 related to current operations and $5,249 related to the adjustment of Ingeus and Matrix balances upon acquisition. The valuation allowance includes $21,513 primarily for Australia and France net operating loss carryforwards, and $1,170 for federal and state net operating loss and tax credit carryforwards for which the Company has concluded that it is more likely than not that these net operating loss and tax credit carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2015, 2014 and 2013 in the amount of $2,857, $2,722 and $1,120, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

The Company recognized a tax shortfall related to stock option plans for the years ended December 31, 2015, 2014 and 2013 in the amount of $151, $38 and $683, respectively. This was recorded as a reduction of deferred tax assets and a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

           The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $27, $14 and $76, respectively, in interest and penalties. The Company had approximately $48 and $24 for the payment of penalties and interest accrued as of December 31, 2015 and 2014, respectively. A reconciliation of the liability for unrecognized income tax benefits is as follows:

	December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of year	$1,165	$414	$254
Balance upon acquisition	(51)	2,432
Increase (decrease) related to prior year positions	(75)	14	82
Increase related to current year tax positions	389	160	78
Statute of limitations expiration	(77)	(1,855)	-
Unrecognized tax benefits, end of year	$1,351	$1,165	$414

           The Company is subject to taxation in the US and various foreign and state jurisdictions. The statute of limitations is generally three years for the US, two to five years in foreign countries and between three and four years for the various states in which the Company operates. The Company is subject to the following material taxing jurisdictions: US, United Kingdom, Australia, France, Saudi Arabia and Korea. The tax years that remain open for examination by the US and various foreign countries and states principally include the years 2011-2015.

19.    Commitments and Contingencies

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

On August 31, 2015, after arms’ length negotiations, the parties reached an agreement in principle and executed a memorandum of understanding providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The Memorandum of Understanding stated that the Defendants have entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (“Definitive Proxy Statement”), Coliseum and certain of its affiliates and the Company entered into an amendment to that certain Series A Preferred Stock Exchange Agreement, by and among Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Blackwell Partners, LLC, and The Providence Service Corporation dated as of February 11, 2015 described in the Definitive Proxy Statement, and the Board of Directors of the Company agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the preferred stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a Supplement to the Proxy Statement. On September 16, 2015, Providence stockholders approved the removal of the Caps.

The settlement provided for, among other things, the release of any claims based on alleged coercion and disclosure related to the stockholder vote on the removal of the Caps. On November 13, 2015, the Court issued an order setting out the schedule related to application for court approval of the proposed settlement and plaintiffs’ counsel’s request for attorneys’ fees and expenses related to the settlement as provided for in the MOU. The Company provided notice of the proposed partial settlement to Providence’s shareholders by December 11, 2015. At a hearing on February 9, 2016, the court denied approval of the settlement. The Court indicated that plaintiff’s counsel could petition the Court for a mootness fee, and that defendants would have the opportunity to oppose any such application.

On January 12, 2016, plaintiff filed a verified amended class action and derivative complaint. In addition to the defendants named in the earlier complaint, the amended complaint names David Shackelton, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC, Coliseum Capital CO-Invest, L.P. (collectively, and together with Coliseum Capital Management, LLC, “Coliseum”) and RBC Capital Markets, LLC, (“RBC Capital Markets”) as additional defendants. The amended complaint purports to allege direct and derivative claims for breach of fiduciary duty against some or all of the Individual Defendants and David Shackelton (collectively, the “Amended Individual Defendants”) regarding the approval of the subordinated note, the rights offering, standby agreement with Coliseum, and grant to Coliseum of certain stock options. The amended complaint also purports to allege an additional derivative claim for unjust enrichment against Coliseum regarding the subordinated note, the rights offering, and standby agreement with Coliseum, and stock options. The amended complaint further alleges that Coliseum and RBC Capital Markets has aided and abetted the Amended Individual Defendants in breaching their fiduciary duties and that demand on the Board is excused as futile.

The amended complaint seeks (a) findings that (i) the Amended Individual Defendants are liable for breaching their fiduciary duties to the Company and the putative stockholder class, (ii) Coliseum and RBC Capital are liable for aiding and abetting such alleged breaches of fiduciary duties, (iii) Coliseum is liable for unjust enrichment, (iv) certain stock options awarded to Coliseum were the product of waste, and (iv) demand on the Board is excused as futile, (b) revision or rescission of the terms of the subordinated note and preferred stock as necessary and/or appropriate, (c) a requirement that the Company reform its corporate governance profile to protect against future misconduct similar to that alleged by the putative stockholder class, (d) certification of the putative stockholder class, (e) compensatory damages, together with pre- and post-judgment interest, costs and disbursements (including expenses, attorneys’ and experts’ fees), and (f) any other and further relief as is just and equitable.

The Company has recorded approximately $1,435 in legal expenses, $1,275 in settlement expenses and $310 of indemnified legal expenses of the Standby Purchasers as set forth in the Standby Purchase Agreement related to this case. Additionally, the Company recorded an offsetting receivable of approximately $2,210 in “Other receivables” in the consolidated balance sheet at December 31, 2015, which is expected to be reimbursed through insurance proceeds.

In addition to the matter described above, in the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence. We also evaluate other potential contingent matters, including ongoing matters of our acquired companies which arose prior to our date of purchase. Our indemnification agreements or other agreements may not protect us from liability, even though the matter occurred prior to our ownership of the Company. As of December 31, 2015, HA Services has certain malpractice claims which arose prior to our date of purchase. We believe it is reasonably possible that a loss has occurred; however, we are not able to reliably estimate the amount of loss. We do not believe the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Indemnifications

           The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment. All representation and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment survive through the 15th month following the closing date. However, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. The Company is not aware of any indemnification liabilities that require accrual at December 31, 2015.

The Company has indemnified the Standby Purchasers from and against any and all losses, claims, damages, expenses and liabilities relating to or arising out of (i) any breach of any representation, warranty, covenant or undertaking made by or on behalf of the Company in the Standby Purchase Agreement and (ii) the transactions contemplated by the Standby Purchase Agreement and the Note (as defined in Note 20), except to the extent that any such losses, claims, damages, expenses and liabilities are attributable to the gross negligence, willful misconduct or fraud of such Standby Purchaser. During the year ended December 31, 2015, $310 of indemnified legal expenses of the Standby Purchasers have been expensed by the Company as further discussed above.

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NET Services as of December 31, 2015. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. As of December 31, 2014, the Company had two deferred compensation plans for employees of NET Services and Human Services, which was sold in 2015. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was approximately $1,600 and $1,432 at December 31, 2015 and 2014, respectively.

20.    Transactions with Related Parties

On October 23, 2014, the Company issued to Coliseum Capital Management, LLC and certain of its affiliates (“Coliseum LLC”) a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500 (the “Note”). Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3,015 on the issuance of the Note. Coliseum LLC held approximately 15% of our outstanding common stock as of October 23, 2014 and is the Company’s largest shareholder. Additionally, Christopher Shackelton, who serves as Chairman of the board of directors, is also a Managing Partner at Coliseum Capital Management, LLC.

The Note was repaid in full on February 11, 2015, with the proceeds from a registered rights offering and related standby purchase commitment (“Rights Offering” described in Note 11, Convertible Preferred Stock, Net), which allowed all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price of $100 per share.

In connection with the anticipated Rights Offering, on October 23, 2014, the Company entered the Standby Purchase Agreement with the Standby Purchasers, pursuant to which the Standby Purchasers agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of the Company’s common stock. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, the Company paid the Standby Purchasers a fee of $2,947, which are partially treated as issuance costs and thus included in “Convertible preferred stock, net” in the consolidated balance sheet at December 31, 2015. In addition, the Standby Purchasers had the right, exercisable within 30 days following the completion of the Rights Offering, to purchase 150,000 additional shares of preferred stock at a price per share of $105 per share, which was exercised on March 12, 2015. Preferred stock dividends earned by Coliseum during the year ended December 31, 2015 totaled $3,739.

The Company also incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 19, Commitments and Contingencies.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located was leased to the Company from VWP McDowell, LLC (“McDowell”) until July 2014, at which time McDowell sold its interest in the property. Certain immediate family members of the Chief Executive Officer of NET Services had a partial ownership interest in McDowell. In the aggregate these family members owned an approximate 13% interest in McDowell directly and indirectly through a trust. For 2014 and 2013, the Company expensed approximately $234 and $412, respectively, in lease payments to McDowell.

21. Acquisitions

Ingeus

On May 30, 2014, the Company acquired all of the outstanding equity of Ingeus, a workforce development and outsourced services company and a market leader in outsourced employability programs, operating in the social improvement, employment, offender rehabilitation and welfare services markets. Ingeus has operations in 10 countries and four continents. The acquisition expanded the Company’s presence into international markets, diversified its customer base, and enhanced its workforce development expertise globally.

The purchase price was comprised of (i) a GBP £35,000, plus adjustments, cash payment on May 30, 2014 ($92,279, after increase for customary adjustments), (ii) contingent consideration of up to GBP £75,000 ($125,978), payable over a five year period, based on the achievement of certain Ingeus milestones, including the achievement of certain levels of Ingeus’s earnings before interest, taxes, depreciation and amortization and other defined criteria and (iii) contingent consideration of £5,000 ($8,399) upon successful award of a specified customer contract. In addition, on May 30, 2014, the Company issued restricted shares of the Company’s common stock and agreed to make cash payments to the former shareholders, including two employees, of Ingeus with a combined value of GBP £14,346 ($24,097), subject to a vesting schedule of 25% per year over a four-year period which is accounted for as a compensatory arrangement. The foreign currency translations above were based on the conversion rate on May 30, 2014.

The Company incurred acquisition and related costs of $4,311 during the year ended December 31, 2014, which are included in “General and administrative expenses” in the consolidated statements of income.

The final purchase price of Ingeus is calculated as follows:

Cash	$92,279
Cash - Adjustment amount (1)	2,180
Fair value of contingent consideration	29,893
Total purchase price	$124,352

The table below presents Ingeus’s net assets based upon final assessment of their respective fair values:

Cash	$37,159
Accounts receivable	34,125
Other current assets	14,343
Property and equipment	10,501
Intangibles	65,700
Goodwill (2)	35,484
Current liabilities	(49,026)
Other non-current liabilities	(23,934)
Total	$124,352

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

*Weighted-average amortization period

Matrix

On October 23, 2014, the Company acquired all of the outstanding equity of CCHN Group Holdings, Inc. (“CCHN”), the parent company of Community Care Health Network, Inc. (dba Matrix Medical Network), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 17, 2014, referred to herein as the Matrix Acquisition. Matrix is a provider of CHAs for MA health plans and risk bearing providers and had a national footprint across 33 states at the time of acquisition. The acquisition expanded the Company's clinical capabilities and home based services with the addition of operations which included approximately 700 nurse practitioners.

Pursuant to the Merger Agreement, the Company paid consideration of $354,637 in cash (including working capital adjustments) and 946,723 shares of the Company’s common stock (with an aggregate value of $40,000 based on the closing price of the Company’s common stock on the NASDAQ Stock Market on September 17, 2014). Pursuant to the Merger Agreement, at the Closing, subject to the escrow arrangements described in the Merger Agreement, each share of CCHN then outstanding immediately prior to the closing and each vested stock option of CCHN then outstanding immediately prior to the closing was converted into the right to receive the merger consideration described above. The cash required to complete the Matrix Acquisition and fund certain related expenses was derived from (1) the cash proceeds from the new $250,000 term loan under the Second Amendment to the Credit Agreement (as discussed above), (2) the cash proceeds from an approximately $23,400 draw down from the Company’s revolving credit facility, (3) the cash proceeds from the issuance of the Note (as discussed above) and (4) approximately $48,000 of cash on hand. The cash consideration paid for CCHN was subject to certain customary adjustments for working capital purposes.

The Company incurred acquisition and related costs for this acquisition of $7,360 during year ended December 31, 2014, which are included in “General and administrative expenses” in the consolidated statements of income.

The final purchase price of Matrix is calculated as follows:

Cash (including working capital adjustment)	$354,637
Equity consideration (valued using October 23, 2014 stock price)	38,569
Total purchase price	$393,206

The table below presents Matrix’s net assets based upon the final estimate of the respective fair values:

Accounts receivable (1)	$21,546
Other current assets	11,253
Property and equipment	4,293
Intangibles	247,500
Goodwill (2)	210,071
Other non-current assets	3,953
Deferred taxes, net	(80,681)
Accounts payable and accrued liabilities	(24,175)
Other non-current liabilities	(554)
Total	$393,206

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

*Weighted-average amortization period for intangible assets with definite lives

Pro forma information

The amounts of Ingeus’s and Matrix’s revenue and net income included in the Company’s consolidated statements of income for the years ended December 31, 2014 and 2013, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2013, are:

	Year ended December 31,
	2014	2013
Actual Ingeus:
Revenue	$179,307	$-
Net income	$13,936	$-

Actual Matrix:
Revenue	$43,331	$-
Net income	$1,348	$-

Proforma:
Revenue	$1,456,736	$1,312,332
Net income	$43,868	$20,103
Diluted earnings per share	$2.74	$1.31

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

Additionally, during the second and fourth quarters of 2014, the Company acquired two human services businesses through asset purchase agreements. The Company has not disclosed purchase information or the pro forma impact of these acquisitions as it is immaterial to the Company’s financial position and results of operations. The operations of these two acquisitions are include in discontinued operations, net of tax.

22. Discontinued Operations

On September 3, 2015, the Company entered into a Purchase Agreement, pursuant to which the Company agreed to sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising the Company’s Human Services segment, in exchange for cash proceeds of approximately $200,000 prior to adjustments for estimated working capital, certain seller transaction costs, debt assumed by the buyer, and a $20,099 cash payment received for the Providence Human Services cash and cash equivalents on hand at closing. The net proceeds are approximately $230,703, although $10,000 is held in an indemnity escrow and recorded within “Other assets”. Proceeds include a customary working capital adjustment of approximately $13,246.

The Company’s cash and cash equivalents of $135,258 at December 31, 2014 excludes $25,148 of cash and cash equivalents pertaining to the Human Services segment which are classified as “Current assets of discontinued operations held for sale” in the Consolidated Balance Sheets. In accordance with the Purchase Agreement, the amount of the Human Services segment cash and cash equivalents on hand as of the closing date was to remain in the Human Services segment entities as a closing accommodation. The buyer paid the Company for the Human Services segment cash and cash equivalents at closing in addition to the net cash sale proceeds.

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013

Service revenue, net	$291,510	$344,960	$323,916

Operating expenses:
Service expense	264,293	315,008	283,382
General and administrative expense	14,975	19,134	23,043
Asset impairment charge	1,593	6,915	492
Depreciation and amortization	4,831	6,655	5,541
Total operating expenses	285,692	347,712	312,458
Operating income (loss)	5,818	(2,752)	11,458

Other expenses:
Interest expense, net	2,829	1,478	(27)
Income (loss) from discontinued operations before gain on disposition and income taxes	2,989	(4,230)	11,485
Gain on disposition	123,129	-	-
(Provision) benefit for income taxes	(24,318)	588	(5,152)
Discontinued operations, net of tax	$101,800	$(3,642)	$6,333

The $24,318 provision for income taxes for the year ended December 31, 2015 includes a tax provision of $22,797 related to the gain on disposition.

Asset impairment charge

In connection with classifying the Human Services segment as a discontinued operation, the Company was required to compare the estimated fair values of each reporting unit of the underlying disposal group, less the costs to sell, to the respective carrying amount. As a result of this analysis, the Company recorded a non-cash goodwill impairment charge of $1,593 for the year ended December 31, 2015, which is included in “Asset impairment charge” in the table above. The impairment charge was related to the Company’s Maple Star reporting unit.

We estimated the fair value of each reporting unit within the Human Services segment based on both a market-based valuation approach and an income-based valuation approach. The valuation methodology applied was consistent with our methodology for the 2014 and 2013 annual goodwill impairment assessments. Under the market approach, the fair value of the reporting unit is determined using one or more methods based on current values in the market for similar businesses. Under the income approach, the fair value of the reporting unit is based on the cash flow streams expected to be generated by the reporting unit over an appropriate time period, and then discounting the cash flows to present value using an appropriate discount rate. The income approach is dependent on a number of significant management assumptions, including estimates of future revenue and expenses, growth rates and discount rates. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations.

Additionally, in conjunction with its annual review of goodwill impairment as of December 31, 2014, the Company performed the two-step impairment analysis and determined that goodwill was impaired for two of its Human Services segment reporting units. The goodwill impairment in the Maple Star reporting unit was attributable to declines in forecasted referrals, leading to a decline in projected future cash flows of the entity. The Company recorded an impairment charge of $3,810 related to the Maple Star reporting unit. The impairment for the second reporting unit was attributable to lower than expected performance during 2014 in the Providence of Idaho reporting unit, as well as a lower than expected projections in future years. An impairment charge of $2,815 was recorded related to the Providence of Idaho reporting unit. Additionally, based on a triggering event for one of the Human Services segment reporting units, the Company recorded a goodwill impairment charge of approximately $290 prior to conducting its annual asset impairment test.

Interest expense, net

The Company allocated interest expense to discontinued operations based on the portion of the revolving line of credit that was required to be paid with the proceeds from the sale of the Human Services segment. The total allocated interest expense was $2,871 and $1,519, respectively, for the years ended December 31, 2015 and 2014, and is included in “Interest expense, net” in the table above.

Assets and Liabilities of Discontinued Operations

The following table summarizes the carrying amounts of the major classes of assets and liabilities of the discontinued operations in the consolidated balance sheet as of December 31, 2014:

December 31,
2014

Cash and cash equivalents	$25,148
Accounts receivable, net of allowance of $1,518	43,779
Other receivables	1,552
Prepaid expenses and other	3,023
Restricted cash	573
Deferred tax assets	1,918
Current assets of discontinued operations	$75,993

Property and equipment, net	$14,500
Goodwill	13,229
Intangible assets, net	16,769
Deferred tax liabilities	3,689
Other assets	3,561
Non-current assets of discontinued operations	$51,748

Current portion of long-term obligations	$600
Accounts payable	1,504
Accrued expenses	22,584
Deferred revenue	1,502
Reinsurance liability reserve	38
Current liabilities of discontinued operations	$26,228

Other long-term liabilities	$635
Non-current liabilities of discontinued operations	$635

Cash Flow Information

The following table presents depreciation, amortization, capital expenditures, and significant operating noncash items of the discontinued operations for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013

Cash flows from discontinued operating activities:
Depreciation	$2,376	$3,202	$2,450
Amortization	2,455	3,453	3,091
Asset impairment charge	1,593	6,915	492
Stock based compensation	7	6	604
Deferred income taxes	(5,680)	(1,155)	2,257

Cash flows from discontinued investing activities:
Purchase of property and equipment	$2,224	$4,766	$2,452

23.    Segments

The Company has three reportable and operating segments: NET Services, WD Services and HA Services. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of the segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by Corporate on behalf of the segment. Indirect expenses, including unallocated corporate functions and expenses, such as executive, finance, human resources, information technology and legal, as well as the results of our captive insurance company (the “Captive”) and elimination entries recorded in consolidation are reflected in Corporate and Other. Note that in prior periods, the Company reported its segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. Additionally, the oversight of two legacy businesses was transferred to the management of WD Services in 2015. The segment results for the years ended December 31, 2014 and 2013 have been recast to reflect the current management of the segments.

The following table sets forth certain financial information attributable to the Company’s business segments (excluding the Human Services segment which has been classified to discontinued operations) for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$1,083,015	$395,059	$217,436	$(64)	$1,695,446
Service expense	991,659	393,803	163,211	(4,308)	1,544,365
General and administrative expense	10,704	29,846	2,630	30,436	73,616
Depreciation and amortization	9,429	13,776	29,472	792	53,469
Operating income (loss)	$71,223	$(42,366)	$22,123	$(26,984)	$23,996

Loss on equity investment	$-	$10,970	$-	$-	$10,970
Total assets	$296,591	$213,042	$477,206	$67,137	$1,053,976
Long-lived asset expenditures	$12,232	$11,869	$8,079	$668	$32,848

	Year Ended December 31, 2014
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$884,287	$208,763	$43,331	$(170)	$1,136,211
Service expense	800,454	184,919	35,185	3,227	1,023,785
General and administrative expense	8,406	(2,072)	421	37,746	44,501
Depreciation and amortization	7,699	8,406	5,619	1,109	22,833
Operating income (loss)	$67,728	$17,510	$2,106	$(42,252)	$45,092

Total assets	$279,604	$190,167	$506,069	$65,353	$1,041,193
Long-lived asset expenditures	$12,477	$104,594	$459,991	$473	$577,535

	Year Ended December 31, 2013
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$770,246	$28,671	$-	$(151)	$798,766
Service expense	710,755	24,650	-	1,264	736,669
General and administrative expense	7,397	1,888	-	16,305	25,590
Depreciation and amortization	7,725	573	-	1,033	9,331
Operating income (loss)	$44,369	$1,560	$-	$(18,753)	$27,176

Long-lived asset expenditures	$5,308	$86	$-	$3,326	$8,720

Geographic Information

The following table details the Company’s revenue from continuing operations and long-lived assets by geographic location.

	For the year ended December 31, 2015
	United	United	Other	Consolidated
	States	Kingdom	Foreign	Total
Service revenue, net	$1,317,354	$298,386	$79,706	$1,695,446
Long-lived assets (b)	42,576	11,173	4,038	57,787

	For the year ended December 31, 2014
	United	United	Other	Consolidated
	States	Kingdom	Foreign	Total
Service revenue, net	$945,749	$139,065	$51,397	$1,136,211
Long-lived assets (b)	33,114	7,292	2,242	42,648

	For the year ended December 31, 2013
	United	United	Other	Consolidated
	States	Kingdom	Foreign (a)	Total
Service revenue, net	$788,204	$-	$10,562	$798,766

(a)	Consists of Canadian operations.

(b)	Represents property and equipment, net.

Domestic service revenue, net, totaled 77.7%, 83.2% and 98.7% of service revenue, net for the years ended December 31, 2015, 2014 and 2013, respectively. Foreign service revenue, net, totaled 22.3%, 16.8% and 1.3% of service revenue, net for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, approximately $108,587, or 29.5%, of the Company’s net assets from continuing operations were located in countries outside of the US. At December 31, 2014, approximately $109,423, or 49.4%, of the Company’s net assets from continuing operations were located in countries outside of the US.

Customer Information

Contracts with domestic governmental agencies and other domestic entities that contract with governmental agencies accounted for approximately 54.5%, 69.2% and 78.3% of the Company’s domestic revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Contracts with foreign governmental agencies and other foreign entities that contract with governmental agencies accounted for approximately 95.3%, 94.5% and 97.8% of the Company’s foreign revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, approximately 40.0% and 57.2% of our WD Services revenue for the years ended December 31, 2015 and 2014, respectively, was generated from one foreign payer.

Approximately 13.2% and 14.7% of the Company’s consolidated revenue was derived from one US state for the years ended December 31, 2014 and 2013, respectively. Approximately 10.7% of the Company’s consolidated revenue was derived from the one UK governmental agency for the year ended December 31, 2014.

24.    Quarterly Results (Unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2015 (1)	2015 (1)	2015 (1)	2015 (1)(2)(3)(8)

Service revenue, net	$419,829	$418,238	$432,450	$424,929
Operating Income (loss)	20,773	15,137	7,037	(18,951)
Income (loss) from continuing operations, net of tax	5,856	4,843	(3,622)	(25,683)
Discontinued operations, net of tax	394	1,732	(1,791)	101,465
Net income attributable to Providence	6,236	6,634	(5,571)	76,397
Earnings (loss) per common share (9):
Basic	$0.32	$0.26	$(0.41)	$4.07
Diluted	$0.32	$0.26	$(0.41)	$4.07

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2014 (4)	2014 (4) (5)	2014 (4) (6)	2014 (4) (7) (8)

Service revenue, net	$205,558	$252,869	$309,474	$368,310
Operating Income	11,902	10,556	2,448	20,186
Income (loss) from continuing net of tax	6,201	5,111	1,252	11,353
Discontinued operations, net of tax	86	1,561	(986)	(4,303)
Net income	6,287	6,672	266	7,050
Earnings per common share (9):
Basic	$0.45	$0.47	$0.02	$0.46
Diluted	$0.44	$0.46	$0.02	$0.45

(1)

Includes equity in net loss of investee of approximately $2,483, $1,059, $4,465 and $2,962, for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively, related to our investment in Mission Providence which incurred significant start-up costs during 2015.

(2)

The Company incurred approximately $20,944 of expense related to restricted shares and cash placed into escrow at the time of the Ingeus acquisition. The shares and cash were placed into escrow concurrent with the payment of the acquisition consideration paid for Ingeus; however, because two sellers of Ingeus remained employees post acquisition, the value of the shares and cash was recognized as compensation expense over the escrow term. Acceleration of this expense was triggered when the two sellers separated from the Company.

(3)	Includes gain on disposition, net of tax, of $100,332, in relation to the sale of the Company’s Human Services segment.
(4)

Includes acquisition costs of approximately $1,829, $2,496, $3,686 and $3,827, for the quarters ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively, in relation to the acquisitions of Ingeus and Matrix.

(5)	The Company purchased Ingeus on May 30, 2014. Results of operations include Ingeus from the acquisition date.
(6)	Includes approximately $3,294 of compensation expense related to the immediate vesting of certain equity based compensation awards granted in the third quarter of 2014.
(7)	The Company purchased Matrix on October 23, 2014. Results of operations include Matrix from the acquisition date.
(8)	Includes a gain due to a reduction in the estimated fair value of contingent consideration of $2,469 in 2015 and $16,314 in 2014 primarily related to the Ingeus acquisition.
(9)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2015) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2015 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, it was identified that in connection with the Company’s integration of the businesses of Ingeus and Matrix, acquired in 2014, with the Company’s legacy operations, the Company has established or enhanced internal controls over the period-end close, consolidation, financial reporting processes, and certain significant accounts of these businesses. Additionally, with the Providence Human Services divestiture, the Company deployed new information technology servers upon which its financial accounting and reporting applications operate, and separated its historically combined databases from those of the divested subsidiary. The Company also implemented or changed information technology controls primarily related to system access and change management controls resulting from these changes in the Company’s internal control environment.

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

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2016 stockholder meeting; provided that if such proxy statement is not filed on or before April 29, 2016, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controller and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Ann Mullen, Ethics Program Manager, at The Providence Service Corporation, 44 East Broadway Blvd. Suite 350, Tucson, AZ, 85701.

Item 11.	Executive Compensation.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2016 stockholder meeting; provided that if such proxy statement is not filed on or before April 29, 2016, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2016 stockholder meeting; provided that if such proxy statement is not filed on or before April 29, 2016, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2016 stockholder meeting; provided that if such proxy statement is not filed on or before April 29, 2016, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

Item 14.	Principal Accounting Fees and Services.

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A for our 2016 stockholder meeting; provided that if such proxy statement is not filed on or before April 29, 2016, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2015 and 2014;

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2015, 2014 and 2013; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning of	costs and	other				end of
	period	expenses	accounts		Deductions		period

Year Ended December 31, 2015:
Allowance for doubtful accounts	$4,515	$1,818	$1,152	(1)	$1,898	(2)	$5,587

Year Ended December 31, 2014:
Allowance for doubtful accounts	$2,465	$1,099	$3,915	(1)	$2,964	(2)	$4,515

Year Ended December 31, 2013:
Allowance for doubtful accounts	$1,724	$1,184	$3,418	(1)	$3,861	(2)	$2,465

Notes:

Schedule above has been recast from prior year to exclude activity related to discontinued operations.

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

2.4 (31)	Membership Interest Purchase Agreement, dated September 3, 2015 by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp. and Molina Healthcare, Inc.

2.5(32)

Amendment to Membership Interest Purchase Agreement, dated October 30, 2015, by and among by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp. and Molina Pathways, LLC, as assignee of Molina Healthcare, Inc.

3.1(1)

Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 9, 2011.

3.2(2)	Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010.

3.3(17)	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Providence Service Corporation, dated as of March 27, 2014.

3.4(27)	Certificate of Designations of Series A Convertible Preferred Stock of The Providence Service Corporation, dated as of February 6, 2015

3.5(28)	Certificate of Amendment of the Certificate of Incorporation of The Providence Service Corporation, dated as of May 6, 2015.

4.1(3)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(4)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(5)	Amended and Restated Rights Agreement, dated as of December 9, 2011, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

4.4(17)	Amendment and Termination of Rights Agreement, dated as of March 27, 2014, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(6)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(7)	2003 Stock Option Plan, as amended.

+10.3(33)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(9)	Amended and Restated Providence Service Corporation Deferred Compensation Plan.

10.5(3)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

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

10.13 (31)

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

+10.14(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.15(15)	Separation and General Release Agreement dated December 31, 2013 between The Providence Service Corporation and Fred D. Furman.

+10.16(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.17(12)	Employment Agreement dated May 7, 2013 between The Providence Service Corporation and Warren S. Rustand.

+10.18(14)	Employment Agreement dated September 13, 2013 between The Providence Service Corporation and Robert E. Wilson.

+10.19(16)	Letter Agreement dated March 14, 2014, amending the Amended and Restated Employment Agreement, dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.20(18)	Employment Agreement dated March 24, 2014 between The Providence Service Corporation and Herman Schwarz.

+10.21(20)	Executive Service Agreement, dated as of April 10, 2014, by and between Ingeus Europe Limited and Thérèse Rein.

+10.22(23)	Employment Agreement, dated January 14, 2015, by and between The Providence Service Corporation and James Lindstrom.

+10.23(24)	Employment and Separation Agreement, dated February 2, 2015, by and between The Providence Service Corporation and Robert E. Wilson.

+10.24(28)	Separation and General Release Agreement, by and between The Providence Service Corporation and Warren S. Rustand, dated May 29, 2015.

+10.25(29)	Employment Agreement, dated August 6, 2015, by and between The Providence Service Corporation and James Lindstrom.

+10.26(33)	Employment Agreement, dated as of September 28, 2015, by and between The Providence Service Corporation and David Shackelton.

+10.27(26)	Letter Agreement regarding Offer of Employment, effective as of January 6, 2014, by and between The Providence Service Corporation and Michael-Bryant Hicks.

+10.28(26)	Letter Agreement regarding Offer of Employment, dated as of January 5, 2015, by and between The Providence Service Corporation and Michael Fidgeon.

+10.29(11)	Form of Restricted Stock Agreements, as amended.

+10.30(11)	Form of Stock Option Agreements.

+10.31(11)	Form of 2011 Performance Restricted Stock Unit Agreements.

+10.32(1)	Form of 2012 Performance Restricted Stock Unit Agreements.

+10.33(12)	Form of 2013 Performance Restricted Stock Unit Agreements.

+10.34(27)	Form of 2014 Performance Restricted Stock Unit Agreements.

+10.35(26)	Form of 2015 Performance Restricted Stock Unit Agreements.

+10.36(30)	2015 HoldCo LTI Program of Providence Service Corporation.

+10.37(30)	Form of Special Incentive Stock Option Award Agreement.

+10.38(30)	Form of Matching Incentive Stock Option Award Agreement.

* 12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

*31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

*31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

+	Management contract or compensatory plan or arrangement.

*	[Filed herewith]

(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

(2)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.

(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.

(7)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(8)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.

(9)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.

(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.

(11)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.

(12)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 10, 2013.

(13)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.

(14)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.

(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2014.

(16)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014.

(17)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

(18)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(19)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(20)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2014.

(21)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014.

(22)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2014.

(23)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015.

(24)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.

(25)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 11, 2015.

(26)

Incorporated by reference from an exhibit to the Amendment No. 1 registrant’s annual report on Form 10-K/A for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 30, 2015.

(27)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exhibit Commission on May 7, 2015.

(28)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2015.

(29)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2015.

(30)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2015.

(31)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015.

(32)

Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the Securities and Exchange Commission on November 9, 2015.

(33)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ James Lindstrom
James Lindstrom Chief Executive Officer

Dated: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES LINDSTROM	Chief Executive Officer and Director	March 11, 2016
James Lindstrom	(Principal Executive Officer)

/S/ DAVID SHACKELTON	Chief Financial Officer	March 11, 2016
David Shackelton	(Principal Financial and Accounting Officer)

/S/ CHRISTOPHER SHACKELTON	Chairman of the Board	March 11, 2016
Christopher Shackelton

/S/ RICHARD A. KERLEY	Director	March 11, 2016
Richard A. Kerley

/S/ KRISTI L. MEINTS	Director	March 11, 2016
Kristi L. Meints

/S/ LESLIE V. NORWALK	Director	March 11, 2016
Leslie V. Norwalk