Form 10-K/A
period 2015-12-31
PROVIDENCE SERVICE CORP
filed 2016-04-29
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-34221

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Canal Street, Third Floor Stamford, CT	06902
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (520) 747-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

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

As of April 26, 2016, there were outstanding 14,858,366 shares (excluding treasury shares of 2,352,279) of the registrant’s Common Stock, $0.001 par value per share, and 803,508 shares of the registrant’s Preferred Stock, $0.001 par value per share, which are the only classes of outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the Securities and Exchange Commission, or SEC, on March 11, 2016 (the “Original Filing”). We are filing this Amendment for the purpose of including information required by Part III of Form 10-K. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the last day of our fiscal year ended December 31, 2015. We are also amending Part II, Item 7A and the footnotes to Item 15 in order to correct certain errors in the original filing.

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

Except as set forth in Part II and Part III below, no other changes are made to the Original Filing other than to update the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “Providence,” “we,” “our,” and “us” refer to The Providence Service Corporation.

TABLE OF CONTENTS

		Page No.
	PART II

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	5

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	6

Item 11.	Executive Compensation	11

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47

Item 13.	Certain Relationships and Related Transactions, and Director Independence	49

Item 14.	Principal Accounting Fees and Services	51

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	52

SIGNATURES

PART II

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

A 10% adverse change in the foreign currency exchange rate from Great British Pounds to US Dollars would have a $29.8 million negative impact on consolidated revenue, and a $2.0 million negative impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on the Company.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to the current directors as of April 26, 2016.

Name	Age	Class	Term Expires	Audit	Compensation	Nominating and Corporate Governance
Richard A. Kerley†	66	1	2016	X	X	X
James M. Lindstrom	43	2	2017
Kristi L. Meints	61	3	2018	X	X	X
Leslie V. Norwalk	50	2	2017	X	X	X
Christopher S. Shackelton *†	36	1	2016

X = Current Committee Member; * = Chairman of the Board; † = Director Nominee

The following is a brief summary of the background of each director:

Richard A. Kerley has served as our director since May 2010 and chairperson of the Compensation Committee since March 2011. Mr. Kerley also serves on our Audit and Nominating and Governance Committees. Mr. Kerley served as the Senior Vice President, Chief Financial Officer and member of the board of directors of Peter Piper, Inc., a privately-held pizza and entertainment restaurant chain, from November 2008 to December 2014, when he retired. From July 2005 to October 2008, Mr. Kerley served as the Chief Financial Officer of Fender Musical Instruments Corporation. From June 1981 to July 2005, Mr. Kerley was an audit partner with Deloitte & Touche LLP. Prior to becoming a partner at Deloitte & Touche, Mr. Kerley served as an audit manager and staff accountant from August 1971 to June 1981. Mr. Kerley also serves on the board and is the lead director of The Joint Corporation, a publicly traded operator, manager and franchisor of chiropractic clinics. He received a bachelor of business administration degree in accounting from Marshall University in 1971.

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

James Lindstrom, was appointed to serve as our director, Chief Executive Officer and President, effective August 6, 2015. From January 2015 until his appointment as director, Chief Executive Officer and President, Mr. Lindstrom served as our Executive Vice President and Chief Financial Officer. Before joining the Company, he served as Chairman of the Board, President and Chief Executive Officer of Integrated Electrical Services, Inc., or IES, a provider of industrial products and infrastructure services from October 2011 through January 2015. He also served as President and Chief Executive Officer of IES since October 2011 and previously served as Interim President and Chief Executive Officer of IES since June 2011, and as a member of the Board of Directors of IES since May 2010 and Chairman of the Board since February 2011. Over a 20 year-career, Mr. Lindstrom has led or invested in major turnarounds and companies experiencing strategic transformations in a variety of industries, including the financial services, energy, business services and manufacturing industries. Prior to joining IES, Mr. Lindstrom was employed by Tontine Associates, LLC, a private investment fund and an affiliate of IES's majority stockholder, from January 2006 until October 2011. From 2003 to 2006, Mr. Lindstrom was Chief Financial Officer of Centrue Financial Corporation, a regional financial services company and had prior experience in private equity, investment banking and operations and has served on multiple private and public boards of directors. He received his BA from Colby College and his MBA from the Tuck School of Business at Dartmouth.

Mr. Lindstrom is qualified to serve on the Board due to his extensive experience in public and private investing, prior executive roles and the knowledge and experience he brings as the Company’s Chief Executive Officer.

Kristi L. Meints has served as our director and chairperson of the Audit Committee since August 2003. Ms. Meints also serves on our Compensation and Nominating and Governance Committees. From January 2005 to December 2009, when she retired, and from August 1999 until September 2003, Ms. Meints served as Vice President and Chief Financial Officer of Chicago Systems Group, Inc. (now known as CSG Government Solutions, Inc.), a technology consulting firm based in Chicago, Illinois. Prior to joining Chicago Systems Group, Inc., Ms. Meints served as Chief Financial Officer of Peter Rabbit Farms, a vegetable farming business in Southern California. From January 1998 until August 1999, she was an independent financial consultant serving as Chief Financial Officer for Cordon Corporation, a start-up services company. Ms. Meints was group finance director for Avery Dennison Corporation, a New York Stock Exchange listed company that is a multi-national manufacturer of consumer and industrial products, from March 1996 until December 1997. From February 1977 until June 1995, she held a variety of financial positions at SmithKline Beecham Corporation, including as director of finance, worldwide manufacturing animal health products; and as manager of accounting and budgets for Norden Laboratories, Inc., one of its wholly owned subsidiaries. She received a bachelor’s degree in accounting from Wayne State College in 1975 and a master’s degree in business administration from the University of Nebraska in 1984.

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

Leslie V. Norwalk was appointed to serve as our director and a member of the Audit, Compensation and Nominating and Governance Committees on November 5, 2015 and has served as chairperson of the Nominating and Governance Committee since December 2015. Since September 2007, Ms. Norwalk has served as Strategic Counsel to Epstein Becker & Green, P.C. From 2001 to 2007, Ms. Norwalk served the Bush Administration in the Centers for Medicare & Medicaid Services (CMS). From 2006 to 2007 she was the Acting Administrator, where she managed the operations of federal health care programs, including Medicare and Medicaid. For the four years prior to that position, she was the agency's Deputy Administrator. Prior to serving the Bush Administration, Ms. Norwalk practiced law with Epstein Becker & Green, P.C. where she advised clients on a variety of healthcare policy matters. She also served the first Bush administration in the White House Office of Presidential Personnel and the Office of the U.S. Trade Representative. Ms. Norwalk is currently a director on the public company boards of NuVasive Inc., Press Ganey Holdings, Inc. and Endologix, Inc. She also serves as an Advisor to Warburg Pincus, Enhanced Equity and Peloton Equity. She earned a J.D. from George Mason University School of Law and a bachelor's degree from Wellesley College.

Ms. Norwalk’s significant healthcare regulatory and policy expertise, including her experiences with the Bush Administration on Medicare and Medicaid matters, provides needed industry expertise to the Board. Ms. Norwalk will be able to help guide the Company’s strategy as the healthcare regulatory environment continues to evolve. She also provides additional independent leadership to the Board in compliance with The Nasdaq Stock Market LLC’s (“NASDAQ”) listing requirements.

Christopher S. Shackelton was appointed Chairman in November 2012, and has served as a director since July 2012. Until June 1, 2015, he served as a member of the Audit, Compensation and Nominating and Governance Committees. Mr. Shackelton is a Managing Partner at Coliseum Capital Management, LLC, an investment firm that he co-founded in January 2006. Previously, Mr. Shackelton worked at Watershed Asset Management and Morgan Stanley & Co. Mr. Shackelton also serves on the boards of LHC Group Inc., a nursing care company, BioScrip Inc., an infusion services company and Advanced Emissions Solutions Inc., a clean energy technology company. Mr. Shackelton was previously Chairman of Rural/Metro Corp, an emergency ambulance company, from December 2010 to June 2011 and served on the board of Interstate Hotels Inc., a global hotel management company from February 2009 through March 2010. Mr. Shackelton is actively involved in multiple charitable organizations, including as Chairman of The Connecticut Open. Mr. Shackelton received a bachelor’s degree in Economics from Yale College in 2001.

Mr. Shackelton’s experience creating stockholder value for a wide range of companies provides the Board with valuable business leadership and strategic focus. Mr. Shackelton brings financial, investing and accounting experience from other public company boards on which he led mergers and acquisitions, financings, restructurings and other initiatives. Furthermore, Mr. Shackelton’s in-depth knowledge of the healthcare industry is particularly beneficial to the Board.

The following is a brief summary of the background of each executive officer who is not a director as of April 26, 2016:

David Shackelton, 30, was appointed to serve as Chief Financial Officer on October 1, 2015. Prior to his appointment, Mr. Shackelton served as our Interim Chief Financial Officer from August through October 2015 and Head of Corporate Development, joining the Company in February 2014. Prior to joining Providence, Mr. Shackelton was a private equity investment professional at Mill Road Capital from June 2013 to February 2014 and The Blackstone Group from July 2008 to July 2011. From July 2011 to June 2013, Mr. Shackelton attended Stanford Graduate School of Business. Mr. Shackelton has a BA from Yale University and a MBA from Stanford Graduate School of Business.

Justina Uzzell, 37, was appointed to serve as Senior Vice President and Chief People Officer, effective March 9, 2014. Ms. Uzzell’s prior experience was at Banner Health where she spent almost 15 years from May 1999 through February 2014 providing various levels of human resources leadership, including her most recent position as Chief Human Resource Officer serving from March 2009 to March 2014. Prior to that, Ms. Uzzell was accountable for all of the human resources functions and business operations at two of Banner Health’s hospitals. Ms. Uzzell holds a B.B.A. in business management from the University of Phoenix and her MBA from Grand Canyon University. She is a member of the American College of Healthcare Executives, Society of Human Resource Management and American Society for Healthcare Human Resources Association. She holds the credential of Senior Human Resources Professional (SPHR) from The Society of Human Resources.

Matthew Umscheid, 45, joined Providence as Senior Vice President of Strategic Services in November 2015 and became an executive officer in April 2016. Prior to joining Providence, Mr. Umscheid was with Parthenon Capital Partners from April 2007 to November 2015, where most recently he served as Director, Strategy and Implementation. Mr. Umscheid led multiple value creation projects within healthcare services, including portfolio company strategy and operational improvement, carve outs, merger integration and business intelligence. Mr. Umscheid has served on the boards of Parthenon healthcare services companies as well as worked as an advisor and board observer for multiple financial and business services companies. Prior to joining Parthenon Capital Partners in 2007, Mr. Umscheid was Manager and Consultant with L.E.K. Consulting. Mr. Umscheid has an MBA from Tuck School of Business, Dartmouth College and a BS in Civil Engineering from University of Notre Dame.

William Severance, 49, was appointed to serve as Chief Accounting Officer, effective February 1, 2016, and became an executive officer in April 2016. Prior to joining the Company, Mr. Severance served as the Chief Accounting Officer of the Gilt Groupe, a pioneer in e-commerce in the U.S., from 2010 to January 2016. Prior to that, he served in various roles for Travelport Limited, a global travel commerce platform providing distribution and technology solutions to the travel industry, from 2005 to 2009; and IAC/InterActiveCorp, a leading media and Internet company, from 1999 to 2005. Mr. Severance also worked for 11 years for Ernst and Young LLP in the Atlanta, New York and Hamburg, Germany offices. He holds a B.S. in Accounting from Louisiana State University and is a member of the Georgia Society of CPA’s and American Institute of CPA’s.

Sophia Tawil, 38, joined the Company as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary on April 25, 2016. Prior to joining the Company, Ms. Tawil worked at Cravath, Swaine & Moore LLP as a Senior Attorney since December 2014, and as a Corporate Associate from September 2006 to December 2014. Ms. Tawil received a BA from Barnard College, Columbia University and a J.D. from University of Pennsylvania Law School.

David Shackelton, the Company’s Chief Financial Officer, and Christopher Shackelton, the Company’s Chairman, are brothers.

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately designated standing Audit Committee. The Audit Committee is currently composed of Ms. Meints (Chairperson), Ms. Norwalk, and Mr. Kerley. Christopher Shackelton was a member of the Audit Committee until he stepped down effective June 1, 2015, when he assumed the role of Interim Chief Executive Officer. Ms. Norwalk joined the Audit Committee on November 4, 2015. The primary function of our Audit Committee is to assist our Board of Directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including review of our financial reports and other financial information, our system of internal accounting controls, our compliance with legal and regulatory requirements, the qualifications and independence of our independent auditors and the performance of our internal audit staff and independent auditors. Our Audit Committee has sole authority to appoint, retain, compensate, evaluate and terminate our independent auditors and to approve all engagement fees and terms for our independent auditors.

The Board has determined that each member of the Audit Committee is independent as defined by the applicable NASDAQ listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Board has determined that Ms. Meints and Mr. Kerley are each an “audit committee financial expert” as defined under Item 407 of SEC Regulation S-K.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and greater than ten percent (10%) beneficial stockholders of Providence complied with applicable Section 16(a) requirements during the year ended December 31, 2015 other than Mr. Kerley and Ms. Meints who each inadvertently had one late filing of a Form 4. Mr. Kerley inadvertently filed a Form 4 on May 27, 2015 which should have been filed no later than May 22, 2015, and Ms. Meints inadvertently filed a Form 4 on February 24, 2015 that should have been filed no later than February 9, 2015.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controllers and persons performing similar functions. A copy of our code of ethics is available on our website at www.prscholdings.com and without charge upon written request directed to Ann Mullen, Ethics Program Manager, at The Providence Service Corporation, 700 Canal Street, Third Floor, Stamford, CT 06902.

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

Introduction

This Compensation Discussion and Analysis (“CD&A”) explains the executive compensation program for the following individuals, who are referred to as the Named Executive Officers or NEOs:

●	James M. Lindstrom - Chief Executive Officer and Former Chief Financial Officer

●	Christopher S. Shackelton - Former Interim Chief Executive Officer

●	Warren S. Rustand - Former Chief Executive Officer

●	David Shackelton - Chief Financial Officer

●	Robert E. Wilson - Former Chief Financial Officer

●	Michael-Bryant Hicks – Former Senior Vice President and General Counsel

●	Herman M. Schwarz – Chief Executive Officer, LogistiCare Solutions, LLC

●	Justina Uzzell – Chief People Officer

Executive Summary

Overview

Providence is a holding company, whose subsidiaries provide critical healthcare and workforce development services. The Company operates within two key industry sectors-US healthcare and global workforce development-through its three operating segments: Non-Emergency Transportation Services (LogistiCare), Workforce Development Services (Ingeus) and Health Assessment Services (Matrix). Beginning with the acquisitions of Matrix and Ingeus in 2014, we established and implemented a new business strategy where Providence became a holding company whose subsidiaries provide access to critical healthcare and workforce development services. Senior leadership, including our NEOs, continued to lead our transition towards fully implementing the holding company structure in 2015.

Our holding company strategy is designed to increase intrinsic value on a per share basis, which in turn is predicated upon the continued development and efficient delivery of critical and high quality services. Our current service offerings are based upon a common purpose of delivering exceptional value in the healthcare and workforce development service industries, primarily in a community or home setting.

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

Organizational/People Changes

In light of our business model, our most critical asset is our people, including our holding company team that drives our capital allocation decisions and our segment leadership teams which drive operational excellence. Our strategic initiatives have necessitated several organizational changes at the holding company level.

Mr. Warren Rustand, who served as our CEO from May 7, 2013, stepped down from his position as CEO on June 1, 2015. While the Company conducted a comprehensive search for a CEO replacement, Providence’s Chairman, Mr. Christopher S. Shackelton assumed the CEO role on an interim basis. During Mr. Shackelton’s term as interim CEO, he did not receive any pay other than his compensation as Chairman. On August 6, 2015, the Company appointed Mr. James M. Lindstrom, then CFO of the Company, as CEO.

Mr. Robert Wilson served as our CFO from November 19, 2012. Having completed his contractual employment commitment at the end of 2014, Mr. Wilson stepped down from his role with the Company. Mr. Lindstrom was thereafter hired as Executive Vice President and CFO effective January 16, 2015. Upon Mr. Lindstrom’s appointment to CEO on August 6, 2015, Mr. David Shackelton, then Vice President, Head of Corporate Development, was appointed as interim CFO. On October 1, 2015, the Company appointed Mr. David Shackelton as CFO.

Ms. Justina Uzzell was hired as Chief People Officer on March 9, 2014.

Mr. Matthew Umscheid was hired as Senior Vice President of Strategic Services on November 2, 2015.

Mr. William Severance was hired as Chief Accounting Officer on February 1, 2016.

Mr. Michael-Bryant Hicks resigned as Senior Vice President and General Counsel effective February 25, 2016.

Ms. Sophia Tawil was hired as Senior Vice President and General Counsel effective April 25, 2016.

New LTI Program

We believe in recognizing the performance of our executive officers through compensation made up of a base salary and performance based incentives. The primary focus of the incentive compensation plan structure was revised in 2015 by the Compensation Committee to better align with the new business strategy and our shareholders’ objectives. The Compensation Committee implemented a new LTI program for our holding company executives, called the HoldCo LTI Plan, designed to drive extraordinary stockholder value and reward our executives for substantial stockholder value creation.

Our executives begin to receive compensation under this plan once our multi-year compound annual stockholder return exceeds 8%. If our stockholder return exceeds 8% per annum during the specified period, our executives will earn Providence common shares in conjunction with increases in Providence’s share price. While these awards are earned through 2017, the common shares vest between December 31, 2017 and December 31, 2019. We believe this structure encourages an ownership mentality that incentivizes our management to create stockholder value over a multi-year period.

The Committee also established a new LTI program for the senior leadership at each of our segments based on value creation (as measured by EBITDA growth) and free cash flow generation, as described below under “—2015 Executive Compensation Program Decisions – Long-Term Incentives”.

New Stock Matching Program

Finally, in pursuit of encouraging an ownership mindset in our executives, we offered a Stock Matching Program in 2015, under which executives were invited to purchase equity from the Company through the grant of an immediately exercisable option to further encourage an ownership mindset and align executives with the Company’s long-term success. For every share an executive purchased, he or she was entitled to retain matching options subject to time-based vesting that had been granted together with the immediately exercisable option. These matching options are forfeited if the executive sells any shares (not just the shares purchased under this program), subject to limited exceptions, prior to December 31, 2017. Given the match was made in options, executives will receive no benefit from this program unless the stock price increases, they do not sell any shares and they remain employed with the Company. Mr. Lindstrom and Mr. David Shackelton each purchased $500,000 in Company shares under this program in 2015, and therefore retained matching options, in addition to their previous open market purchases since joining the Company.

Stockholder Say-on-Pay and Company Response

In establishing and recommending 2015 compensation for the NEOs, the Compensation Committee considered the results of the Say-on-Pay vote at the 2015 Annual Meeting of Stockholders. At that meeting, our stockholders approved our executive compensation for the 2014 fiscal year with approximately 86.1% of the votes cast in favor. Our Board of Directors recognizes that executive compensation is important to stockholders and takes this into account when reviewing the compensation program throughout the year. In reviewing the compensation program in light of the new business strategy of operating as a holding company, the Committee established a compensation plan that directly aligns the compensation paid to NEOs with value delivered to stockholders.

Detailed Discussion and Analysis

Compensation Committee Philosophy

We believe that compensation programs offered to NEOs should support the creation of stockholder value over the long term and achievement of our strategic and financial goals. Accordingly, our guiding compensation principles focus on:

●	attracting and retaining high-performance leaders;
●	aligning the interests of our executives with those of our stockholders;
●	linking a meaningful portion of executive compensation to performance; and
●	awarding a significant portion of compensation based on at-risk opportunities tied to stockholder returns.

2015 Compensation Components

The specific components of the 2015 executive compensation program are as follows:

Component	Description	Purpose
Base Salary	Fixed cash component.	Reward for sustained individual performance, overall skills, experience and tenure.
2015 Cash Bonus Awards

2015 cash bonus awards consisted of the Annual Incentive Program (“AIP”) and special bonuses. Special bonuses rewarded NEOs for numerous accomplishments made in 2015 in support of the business strategy.

Provide direct financial incentive to the executives to achieve specific financial and individual goals.
Long-Term Incentives (“LTI”)

LTI consisted of the new HoldCo LTI Plan and Senior Executive LTIP.

Performance-based Restricted Stock Units (“PBRSUs”) and Time-Based Restricted Stock (“TBRS”) were also granted in the beginning of the year to certain NEOs at that time under our old equity plan design, prior to establishing the HoldCo LTI Plan.

One-time new hire grants were provided to certain executives in connection with their employment agreements.

New HoldCo LTI Plan aligns with holding company business strategy and drives stockholder value creation. Senior Executive LTIP drives growth for each of the segments.
Stock Matching Program	Participants purchased shares out-of-pocket and received a one-for-one match in options subject to time-based vesting.	Encourages ownership and alignment with the Company’s success over a multi-year period.
Benefits and Perquisites

We provide certain benefits generally available to all salaried employees and we provide additional benefits for NEOs. Perquisites for NEOs relate primarily to commuting reimbursement. See Benefits and Perquisites for further detail.

Provide an appropriate level of employee benefits.
Post-Termination Compensation	NEOs are eligible for certain payments post-termination, as specified in Potential Payments Upon Termination or Change in Control.	Provide an appropriate level of payment in the event of a change in control or termination.
Other Policies	Stock Ownership Guidelines Clawback Anti-Hedging / Anti-Pledging	Enhance alignment with stockholder interests.

2015 Executive Compensation Program Decisions

The following decisions were made in 2015 regarding each of these compensation components.

Base Salary

The Compensation Committee reviewed the base salaries of each continuing NEO, and set salaries for newly-hired NEOs, at levels intended to be competitive, as further discussed under “—Approach for Developing the Executive Compensation Program”, and provide the appropriate level of fixed compensation for each individual’s role at the Company. In determining the base salaries in 2015 for each NEO, the Compensation Committee considered the internal pay comparisons within the executive group at Providence, individual performance, overall financial performance of the Company, and market data. Salaries for our NEOs as of year-end or as of the date of their resignation were as follows:

Name	2014 Base Salary(1)	2015 Base Salary
Mr. Lindstrom	N/A	$650,000(2)
Mr. David Shackelton	N/A	$450,000(3)
Mr. Rustand	$590,000	$740,000
Mr. Wilson	$400,000	$400,000
Mr. Hicks	$350,000	$350,000
Mr. Schwarz	$432,000	$500,000
Ms. Uzzell	N/A	$250,000

(1) Reflects 2014 base salaries for those serving as NEOs during that year.

(2) The base salary for Mr. Lindstrom was set at $550,000 when he was appointed SVP and CFO in January 2015 and increased to $650,000 when he was appointed CEO on August 6, 2015.

(3) The base salary for Mr. David Shackelton in his capacity as Vice President, Head of Corporate Development was $180,000. When appointed Interim CFO in August 2015, Mr. David Shackelton’s base salary was set at $300,000 and increased to $450,000 when he was appointed CFO on October 1, 2015.

Actual salaries were pro-rated for time served in 2015 as shown in the Summary Compensation Table.

2015 Cash Bonus Awards

Annual Incentive Plan (“AIP”)

All NEOs participated in the 2015 AIP, except for Christopher Shackelton. For 2015, the AIP was based on corporate financial performance, measured by earnings before interest, taxes, depreciation and amortization, or EBITDA. AIP payouts were subject to achieving the EBITDA target, set equal to the budget for 2015, after expensing the actual AIP payout amounts. EBITDA performance achieved below the EBITDA target results in no payouts under the 2015 AIP. Although Ms. Uzzell was not subject to the 2015 AIP, her bonus award was based on the same design as the 2015 AIP.

Messrs. Lindstrom, David Shackelton, Rustand, Hicks, and Schwarz were also eligible to earn an additional payout through sharing between them 20% of the amount, if any, by which actual EBITDA performance exceeded the EBITDA target, after expensing the actual AIP bonus payouts. Each individual’s additional payout is subject to a cap of 25% of each individual’s base salary received in 2015.

Each participant’s AIP opportunity was determined as a percentage of base salary, as follows:

Name	Target AIP Opportunity as % of Salary
Mr. Lindstrom	75%(1)
Mr. David Shackelton	75%(2)
Mr. Rustand	100%
Mr. Wilson	50%
Mr. Hicks	75%
Mr. Schwarz	75%
Ms. Uzzell	50%(3)

(1) Mr. Lindstrom target AIP opportunity was 75% during his time served as CFO and was maintained at 75% when he was appointed CEO.

(2) David Shackelton’s target AIP opportunity was 25% from January 1, 2015 to August 5, 2015. Upon being appointed to the CFO role, his target AIP opportunity increased to 75% of base salary for August 6, 2015 to December 31, 2015.

(3) Although Ms. Uzzell was not subject to the 2015 AIP, her bonus payout as indicated above was based on achieving the same EBITDA target under the 2015 AIP.

Actual performance was below the EBITDA target, and therefore no AIP awards were paid in 2015. See below for details.

Target/Budgeted EBITDA	$137.7M
Actual EBITDA	$67.4M
Payout as a % of Target	0%

Special Bonuses

The Compensation Committee awarded special discretionary bonuses for certain NEOs serving at the holding company in recognition of their numerous accomplishments in 2015, including, but not limited to, the sale of the Human Services segment and the transition to the holding company structure. Messrs. Lindstrom and David Shackelton and Ms. Uzzell received $400,000, $240,000, and $135,000, respectively.

Mr. Schwarz also received a special discretionary bonus of $855,779 in recognition of his contribution to the outstanding performance of LogistiCare in 2015 and the impact his leadership has had on value creation over a multi-year period.

Long-Term Incentives

HoldCo LTI Plan

The HoldCo LTI Plan is a multi-year plan with a contingent share based payout based on stock price performance, thus providing direct alignment with stockholders. The Compensation Committee selected participants of the HoldCo LTI Plan based on individuals who could have a significant impact on Company results in support of the business strategy. Performance will be measured from August 6, 2015 (the “award date”) to December 31, 2017 (the “determination date”). No further LTI plans are expected to be put into place for participants of the HoldCo LTI Plan through December 31, 2017.

Under the HoldCo LTI Plan, executives will earn Providence common shares based on the degree to which Providence’s compound annual stockholder returns exceed 8% (“Extraordinary Shareholder Value”) over the specified performance period. No award will be payable if compound annual stockholder returns are below 8%. If returns are above 8%, all participating executives will share in a total pool equal to 8% of the Extraordinary Shareholder Value. The pool will be capped based on 8% of 40% compound annual stockholder returns. The beginning and ending value will be measured based on the 90-day volume-weighted average stock price (“VWAP”) ending on the award date and determination date, respectively.

The LTI opportunity was set such that, at a compound annual growth rate of 15%, our executives’ compensation would be below the median of our peers. In order to earn compensation at or above median, performance above 15% compound annual would be required, such that at the plan maximum of 40%, our executives’ compensation would be positioned towards the high end of the peer group, aligned with the outstanding results to the shareholders.

The table set forth below illustrates the payouts that would be achieved under the HoldCo LTI Plan based on each of the assumed Compound Annual Growth Rates set forth in the table, which are provided solely for purposes of illustration of the operation of the HoldCo LTI Pool.

HoldCo LTI Pool Value at Varying Levels of Stock Price Performance
($ in millions, except per share amounts)
		(Threshold)
Compound Annual Growth Rate (1)	0.0%	8.0%	15.0%
Determination Share Price (2)	$47.20	$56.79	$66.04

Stockholder Value (3)	$914.8	$1,100.6	$1,279.8
Less: Hurdle Shareholder Value	$(1,100.6)	$(1,100.6)	$(1,100.6)
Extraordinary Shareholder Value	$-	$-	$179.3
HoldCo LTI Pool Value(4)	$-	$-	$14.3
Implied # of RSUs (5)	-	-	217,157

(1) Compound annual growth rate of Providence 90 Day VWAP from August 6, 2015 to December 31, 2017

(2) Assumed PRSC 90 Day VWAP as of December 31, 2017 based on the assumed compound annual growth rates listed in the table.

(3) Based upon 19.38 million shares of Providence common stock being outstanding plus the number of any unissued shares of stock from any Company outstanding securities, including any shares of convertible preferred stock which remain subject to conversion and any outstanding options or restricted stock units as of August 6, 2015

(4) Calculated as 8% of Extraordinary Shareholder Value

(5) Calculated as the projected HoldCo LTI Pool Value divided by the projected Determination Share Price, in each case based on the assumptions set forth in the table

Participants in the HoldCo LTI Plan receive a percentage allocation of this pool and will receive their awards in Providence shares of common stock, subject to the below vesting schedule. The number of shares will be determined based on each participant’s percentage allocation of the pool in dollars divided by the 90-day VWAP ending on the determination date.

Each NEO who is participating in the HoldCo LTI Plan was allocated the following percentage of the pool as of December 31, 2015:

Named Executive Officer	Percent Allocation of Pool
Mr. Lindstrom	40%
Mr. David Shackelton	20%
Mr. Hicks	7.5%
Ms. Uzzell	7.5%
All Other Participants	10%
Reserve for Future Awards	15%

60% of each HoldCo LTI Plan participant’s shares will be issued on or shortly following the determination date, 25% will vest on the one-year anniversary of the determination date (December 31, 2018), and the remaining 15% will vest on the second anniversary of the determination date (December 31, 2019). Participants must be employed as of the vesting dates in order for each tranche to vest. Accordingly, because Mr. Hicks resigned in 2016 prior to any vesting date, he forfeited his award upon his resignation.

Senior Executive Long Term Incentive Plan (“Senior Executive LTIP”).

The Senior Executive LTIP, a program under the 2006 Plan, is designed to align the interests of the executive teams at each subsidiary with the value creation goals of the Company. The plan is intended to motivate the subsidiary executives to make decisions that create long-term value for shareholders by achieving growth for their business. Mr. Schwarz is the only NEO who participates in a Senior Executive LTIP, and he participates in the LogistiCare Vertical LTIP in particular. Ingeus and Matrix also have similar Senior Executive LTIP programs for their senior management.

The Senior Executive LTIP is a cash incentive awarded for each subsidiary based on growing such subsidiary’s intrinsic value (as measured by EBITDA growth over a three-year period times a 6X multiple) and free cash flow metrics. Additionally, in order to qualify the award for performance-based compensation under Section 162(m) of the Internal Revenue Code (the “IRC”), the Senior Executive LTIP is subject to a performance condition of 2% EBITDA margin for the twelve-month period beginning on either October 1, 2015, January 1, 2016, or January 1, 2017 (“162(m) Performance Period”).

The performance period for each subsidiary program is from December 31, 2014 to December 31, 2017. For LogistiCare in particular, the baseline intrinsic value is based on 2014 EBITDA and the ending intrinsic value is based 70% on 2017 EBITDA and 30% on 2016 EBITDA.

Value Created is defined for each subsidiary program as the result of subtracting the subsidiary’s baseline intrinsic value from the subsidiary’s ending intrinsic value. A Value Creation Pool is generated for each subsidiary plan based on the sum of the amounts derived from the percentages of Value Created determined in accordance with the following table based on the subsidiary’s Compound Annual Growth Rate (“CAGR”) over the performance period:

Value Creation Pool (% of Value Created (“VC”))

5% of VC from 0-10% CAGR

6% of VC from 10%-20% CAGR

7% of VC for ≥ 20% CAGR

The Value Creation Pool may be funded up to an implied three-year CAGR of 40%.

Separately, a Free Cash Flow Pool (“FCF Pool”) is generated equal to the three year cumulative Free Cash Flow for the performance period multiplied by the quotient of the amount of the Value Creation Pool divided by Value Created.

The Value Creation Pool and the FCF Pool are added to generate the total award pool. To the extent an award pool is created for LogistiCare and subject to his continued employment during the performance period, Mr. Schwarz will receive a cash payment subject to extended multi-year vesting. In 2015, Mr. Schwarz was allocated a participation percentage of 40% of the LogistiCare total award pool.

60% of the product of the pool created and Mr. Schwarz’s participation percentage allocation will pay out at the end of the performance period. On the first and second anniversaries of the determination date, Mr. Schwarz will receive additional payments equal to 25% and 15%, respectively, of the payout, subject to continued employment as of the date of payment.

Participants may elect to receive up to 50% of the award in Common Stock of the Company. Any portion of the award elected to be received in shares will payout in the first tranche.

Definitions of Performance Measures for Senior Executive LTIP

Specific definitions of EBITDA margin, EBITDA and free cash flow for purposes of the Senior Executive LTIP are as follows.

“EBITDA Margin” means, for each 162(m) Performance Period, the quotient obtained when LogistiCare’s EBITDA for the 162(m) Performance Period (after making adjustments that add back any one-time costs associated with acquisitions or divestitures, stock-based compensation, gain or loss on equity investments, and other non-cash related items) is divided by its revenues for such 162(m) Performance Period, as determined by the Administrator.

“EBITDA” means LogistiCare’s earnings before income taxes, depreciation, and amortization. EBITDA will be the reported EBITDA for LogistiCare in the Providence Service Corporation 10-K, adjusted for certain items related to acquisitions/divestitures, share-settled equity costs, contingent consideration, gain/loss on equity investment, asset impairment, foreign currency translation gains/losses, amortization of start-up costs for contracts and Senior Vertical LTIP accrual.

“Free Cash Flow” means LogistiCare’s free cash flow. Free Cash Flow will be the operating cash flow for LogistiCare, including corporate allocations, adjusted for certain items related to pro-forma adjustments, cash transfers, acquisition costs, dividends from equity investment, capital expenditures, estimated interest payments, and tax payments.

Stock Matching Program

In August 2015, the Compensation Committee offered the Stock Matching Program for certain NEOs. Under this program, certain NEOs were invited to purchase equity from the Company, essentially investing in the stock alongside stockholders, in order to further align with stockholder interests and establish an ownership mindset in the Company. The program functions such that for every share of Providence stock that an executive purchased, the executive received an option that vests at the end of three years and expires after five years, so long as the executive does not sell any shares for three years and remains employed by the Company during the three-year period. Because the match is in options, executives will receive no benefit from this plan unless the stock price increases.

Mr. Lindstrom and Mr. David Shackelton each purchased $500,000 of common shares under this program. To implement this program, each of our NEOs as of August 2015 was issued 11,319 options with a 10-day exercise period (“Special Options”) and 11,319 Matching Options (subject to three-year cliff vesting) based on an exercise price of $44.17. Messrs. Lindstrom and David Shackelton exercised their Special Options by paying the exercise price and kept their Matching Options. Other NEOs did not exercise their Special Options and therefore forfeited their Special and Matching Options.

The Matching Options are otherwise subject to terms substantially identical to those applicable to Providence’s previously granted time-vested stock options, including continued employment, and will vest fully in connection with a Change in Control. All options were granted pursuant to the 2006 Plan.

New Hire Grants

Upon Mr. Lindstrom’s appointment as CFO, he was awarded a restricted stock unit (“RSU”) award valued at $500,000 on June 1, 2015 in connection with his employment agreement. This award was subject to Mr. Lindstrom purchasing at least $100,000 of our common stock, which was purchased between May 28, 2015 and June 1, 2015. One-third of the RSUs were deemed vested on the date of grant, one-third vested on July 26, 2015, and one-third vested on January 26, 2016. Although these awards have vested, the stock will not be issued to Mr. Lindstrom until the earlier of (a) the third anniversary of the date of grant and (b) six months following the termination of his employment.

Annual Equity Grants

At the beginning of 2015, the Compensation Committee granted Performance-based Restricted Stock Units (“PBRSUs”) and Time-based Restricted Stock (“TBRS”) to Messrs. Rustand, Hicks and Schwarz, consistent with the annual equity program that was approved by the Board of Directors in March 2015. Specifically, equity grants were made based on a mix of 80% PBRSUs and 20% TBRS.

As Messrs. Rustand and Hicks are no longer with the Company, specific treatment of their outstanding equity grants is provided for in their respective Separation Agreements. See the Employment Agreements with the Named Executive Officers section for further detail.

PBRSUs vest based on return on equity, or ROE, performance over a 3-year period commencing on January 1, 2015 and ending December 31, 2017. ROE will be measured based on consolidated net income for the performance period divided by the average of stockholder’s equity over the same period. PBRSUs are subject to the following payout scale:

PBRSU Pay/Performance Scale

3-Year ROE	Payout as a % of Target

≥ 15%	100%

≥ 12 but less than 15%	33%

< 12%	0%

Each vested PBRSU will be settled through the issuance of a share of Providence common stock. Vesting criteria for PBRSU awards require employment with Providence throughout the performance period ending December 31, 2017, as well as achievement of the performance goal.

TBRS will vest in three equal annual installments on the first, second and third anniversaries of the date of grant, provided that the recipient is employed by us on each vesting date.

To determine the amount of PBRSUs and TBRS to award each NEO, the Compensation Committee made a subjective determination, after considering the internal pay comparisons within the executive group at Providence, individual performance, overall financial performance of the company, and market data. Specific 2015 equity grants made to Messrs. Rustand, Hicks and Schwarz were as follows. Messrs. David Shackelton and Ms. Uzzell did not receive grants under this program given their roles at the time of grant, and Mr. Lindstrom did not receive grants under this program given the new hire grants awarded in connection with his employment agreement, as specified above.

Executive	Total Target $ Value	# of PBRSUs at Maximum	# of TBRS
Rustand	$851,000	13,085	3,271
Hicks	$315,000	4,843	1,211
Schwarz	$575,000	8,841	2,210
Total		26,769	6,692

The PBRSUs grants made in 2013 covered the performance period from January 1, 2013 to December 31, 2015. ROE for this time period performed below the threshold level of performance, and therefore, none of the PBRSUs vested in connection with this award.

Policy Regarding the Timing of Equity Award Grants

The Compensation Committee makes its decisions regarding the number of stock options, shares of restricted stock and PBRSUs to be awarded to the NEOs without regard to the effects that the release of our financial results might have on our stock price. The exercise price per share for option grants and the per share value used to determine the number of shares of stock subject to PBRSU and TBRS awards are equal to the closing market price of our Common Stock on the date of grant. Thus, the exercise price of the options granted and the value of the restricted stock and/or PBRSUs awarded are not known until after the close of regular trading on NASDAQ on the day the Compensation Committee meets.

Equity awards may be granted during the year to new hires and employees receiving a promotion and in other special circumstances. Our policy is that only the Compensation Committee may make such grants to officers subject to the reporting requirements of Section 16 under the Exchange Act.

Approach for Developing the Executive Compensation Program

The compensation of our CEO is determined and approved by the Compensation Committee. Our CEO annually reviews the performance of each NEO, other than himself, relative to the annual performance goals established for the year. Our CEO then makes recommendations to the Compensation Committee with respect to all aspects of the compensation of the other NEOs, but does not participate in the final deliberations of the Compensation Committee with respect thereto. The Compensation Committee exercises discretion in modifying compensation recommendations relating to the other NEOs that were made by our CEO and approves all compensation decisions for the NEOs.

In 2015, the Compensation Committee engaged ClearBridge Compensation Group, LLC (“ClearBridge”), a nationally recognized consulting firm, to assess the competitiveness of pay for the executive officers and provide independent advice and recommendations to the Compensation Committee regarding executive compensation. In order to avoid conflicts of interest, ClearBridge only does work for or authorized by the Compensation Committee. Prior to retaining ClearBridge, the Compensation Committee reviewed ClearBridge’s independence as contemplated by the committee’s charter and applicable NASDAQ rules, and determined that there were no conflicts of interest.

We believe it is appropriate for NEO pay to be competitive with the market for comparable executives. To achieve this objective, we will assess market data for a peer group of companies established by the Compensation Committee from time to time. We periodically review our peer group for competitive compensation benchmarking analysis. In determining pay levels for 2015, the following peer group was used:

Amedisys	LHC Group

Chemed	Magellan Health Services

Ensign Group	MAXIMUS

Envision Healthcare Holdings	Restaurant Brands International

Healthways	TransDigm Group

IPC Healthcare

IPC Healthcare was acquired in November 2015.

In addition to market data, the Compensation Committee takes into consideration other factors, including an individual’s role, tenure, experience, skills and performance when making compensation decisions.

Benefits and Perquisites

401(k) Plans

All NEOs are eligible to participate in our 401(k) Plan and to receive a company match, subject to plan requirements and contribution limits established by the IRS. NEOs receive matching contributions under our 401(k) Plan equal to 10% of participant elective contributions up to a maximum amount of $400. At the end of each plan year, we also may make a contribution on a discretionary basis on behalf of participants who have made elective contributions for the plan year.

Deferred Compensation

Previously we maintained a deferred compensation plan to compensate for the inability of certain of our highly compensated employees to take full advantage of our 401(k) plan. None of our NEOs participated in this plan and it was terminated in December 2015. We maintain a Rabbi Trust Plan for highly compensated employees of LogistiCare. However, none of our NEOs participated in this plan during 2015.

Other Benefits and Perquisites

During 2015, our NEOs received, to varying degrees, a limited amount of other benefits, including certain group life, health, medical and other non-cash benefits generally available to all salaried employees. In addition, we also pay for the premiums of certain health and dental benefits for their families and additional disability and life insurance premiums on their behalf, which are not available to all salaried employees. We also provide certain perquisites to our NEOs, primarily relating to commuting. More detail on these benefits and perquisites may be found in the “Summary Compensation Table.”

Other compensation policies

Stock Ownership Guidelines for NEOs

We believe that promoting stock ownership aligns the interests of our NEOs with those of our stockholders and provides strong motivation to build stockholder value. Under the guidelines, NEOs are expected to own shares of our Common Stock with a value equal to the following multiple of their respective salaries:

Executive	Stock Ownership Guideline as a Multiple of Salary
CEO	3x annual salary
Other NEOs	2x annual salary

The following shares held by our NEOs will count towards meeting the required holding level:

●	Shares held directly or indirectly;

●	Any restricted stock or restricted stock units (whether vested or unvested); and

●	Shares owned jointly with or in trust for, their immediate family members residing in the same household.

Compliance with the established holding level requirement as determined under the amended guidelines was required by December 31, 2014 or within five years of a person becoming a NEO, whichever is later, and will be calculated and determined as of December 31 of each year. Further, NEOs are allowed to sell shares of Common Stock to satisfy tax obligations upon vesting of PBRSUs and TBRS and the exercise price and taxes owed upon the exercise of stock options. Once the ownership requirement has been achieved, the executive officers are free to sell shares of our Common Stock above the required holding level. In determining whether the executive meets the required holding level, the stock ownership guidelines were amended to require use of the greater of (a) the closing market share price as of the date an executive is granted or purchases such shares and (ii) the closing market share price on December 31 of the year the calculation is performed (or the last trading day of that year, if the markets are closed on December 31). In the event a NEO does not achieve his or her holding level set forth above or thereafter sells shares of our Common Stock in violation of the stock ownership guidelines, the Board will consider all relevant facts and take such actions as it deems appropriate under the circumstances.

As of December 31, 2015, other than Mr. Schwarz, none of our NEOs have been NEOs for more than five years and is yet required to meet their respective ownership guideline. Based on the number of shares Mr. Schwarz held as of December 31, 2015, the Compensation committee determined that he is in compliance with these guidelines.

Clawback

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

Anti-hedging / anti-pledging

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

Change in Control and Severance Arrangements and Severance Payments in 2015

During 2015, we had employment agreements or offer letters with each of our NEOs, which provided for a severance payment upon the termination of employment under certain circumstances and for payment upon a change in control for all NEOs other than Ms. Uzzell as described below under “—Employment Agreements with the Named Executive Officers” and “—Potential Payments Upon Termination or Change in Control”.

When entering into these employment agreements with the NEOs, both during 2015 and in prior years, the Compensation Committee evaluated the Company’s past practice with respect to change in control ("CIC") provisions and severance arrangements and evaluated current market practices for such provisions. The Company has historically included similar provisions in its employment arrangements in order to attract the quality leadership it believes important to the execution of its strategy. The Committee believes that it is important to incentivize management to focus on the execution of the Company’s strategy and to minimize the distraction that may occur as a result of concerns over issues of termination or if the Company were to face a potential CIC transaction. In structuring the provisions included in the employment agreements, the Committee balanced the need to eliminate such distractions with the protection that it believed necessary to provide a competitive employment package to the Company’s NEOs, taking into account all of the terms of the employment agreements. The Compensation Committee considered certain legal and tax provisions, fairness to stockholders, tenure of each executive officer and general corporate practice to select the events that would have triggered payments under the employment agreements noted above. Potential payments to executives upon the occurrence of the events noted above did not impact the Compensation Committee’s decisions regarding other compensation elements.

Certain payment provisions of these employment agreements are also triggered by a CIC which is defined in the employment agreements, and an ensuing negative employment event. However, if the sum of any lump payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the executive officer on a CIC would constitute an “excess parachute payment” (as defined in Section 280G of the IRC), then such lump sum payment or other benefit will be reduced to the largest amount that will not result in receipt by the executive officer of a parachute payment. See “—Potential Payments Upon Termination or a Change in Control – Change in Control Payments.”

The HoldCo LTI Plan provides for pro rata participation by a participant who has had a Qualified Termination (as defined in the HoldCo LTI Plan) payable when awards are paid to other participants, and provides for forfeiture of all participation rights for a termination other than a Qualified Termination. The program provides that in the event of a Change in Control (as defined by the 2006 Plan) on or before December 31, 2017, all outstanding awards will be settled on the closing date of the Change in Control in an amount of cash and/or unrestricted stock that together have a fair market value equal to the total amount otherwise payable to the participant under the program determined as of such closing date without regard to the otherwise applicable vesting requirements. In the event of a Change in Control after December 31, 2017, each participant will receive on the closing date of the Change in Control cash and/or unrestricted stock having a fair market value equal to the total amount otherwise payable to the participant based on the determination as of December 31, 2017 without regard to the otherwise applicable vesting requirements.

In addition, in the event of a change in control (as defined in the 2006 Plan) of the Company during any performance period, the PBRSUs will be deemed earned by each executive and settled in shares at the maximum level established by the Committee and distributed to the executive within the number of days set forth in the Form of Performance Restricted Stock Unit Agreement.

Impact of tax treatment on compensation

Under Section 162(m) of the IRC, we may not take a tax deduction for compensation paid to any NEO (other than our CFO) that exceeds $1 million in any year unless the compensation is “performance-based.” While the Compensation Committee endeavors to structure compensation so that we may take a tax deduction, it does not have a policy requiring that all compensation must be deductible and it may, from time to time, authorize compensation that is not tax deductible. The Holdco LTI Plan and Senior Executive LTIP have been structured to take advantage of the performance-based exemption under Section 162(m).

Other provisions of the IRC can also affect compensation decisions. Section 409A of the IRC, which governs the form and timing of payment of deferred compensation, imposes sanctions, including a 20% penalty and an interest penalty, on a recipient of deferred compensation that does not comply with Section 409A. The Compensation Committee takes into account the potential implications of Section 409A in determining the form and timing of compensation awarded to our executives and strives to structure its compensation plans to meet these requirements.

Section 280G of the IRC disallows a company’s tax deduction for payments received by certain individuals in connection with a change in control to the extent that the payments exceed an amount approximately three times their average annual compensation, an “excess parachute payment”, and Section 4999 of the IRC imposes a 20% excise tax on those payments. The Compensation Committee also takes the provisions of Sections 280G and 4999 into account in structuring compensation, endeavoring to enable the Company to take a tax deduction and executives to avoid the excise tax. For example, our CIC provisions and severance arrangements with our NEOs contain provisions reducing such payments to an amount that will not constitute an excess parachute payment.

Compensation Committee Report

The Compensation Committee operates under a written charter and is comprised entirely of directors meeting the independence requirements of NASDAQ listing requirements. The Board established this committee to discharge the Board’s responsibilities relating to compensation of our Chief Executive Officer and each of our other executive officers. The Compensation Committee has overall responsibility for decisions relating to all compensation plans, policies, and benefit programs as they affect the Chief Executive Officer and other executive officers.

The Compensation Committee has reviewed and discussed with Providence’s management the preceding section entitled “Compensation Discussion and Analysis.” Based on this review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s annual report through filing of this proxy statement.

Compensation Committee

Richard Kerley (Chairperson)	Kristi L. Meints	Leslie V. Norwalk

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us for services rendered in all capacities to us and our subsidiaries during the fiscal years ended December 31, 2015, 2014 and 2013 to our Named Executive Officers, which group is comprised of (1) each person who served as our Chief Executive Officer during 2015, (2) each person who served as our Chief Financial Officer during 2015, and (3) each of our three other most highly compensated executive officers employed on December 31, 2015:

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock Awards (2)(3) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation (6)(7) ($)	Total ($)

James M. Lindstrom	2015	559,744	400,000	5,536,022	198,190	-	25,661	6,719,617
Chief Executive Officer, Former Chief Financial Officer

David Shackelton	2015	268,385	240,000	2,518,000	198,190	-	24,762	3,249,337
Chief Financial Officer

Christopher Shackelton (8)	2015	-	-	-	-	-	347,711	347,711
Former Interim Chief Executive Officer

Warren S. Rustand	2015	745,692	-	394,858	-	-	54,272	1,194,822
Former Chief Executive Officer	2014	590,000	-	378,082	4,134,397	590,000	53,589	5,746,068
	2013	633,619	123,238	205,281	-	386,329	44,357	1,392,824

Robert E. Wilson	2015	91,026	-	-	-	-	6,015	97,041
Former Chief Financial Officer	2014	400,000	200,000	-	-	-	22,446	622,446
	2013	400,000	200,000	-	-	-	30,383	630,383

Michael-Bryant Hicks	2015	352,693	-	1,090,412	198,190	-	15,655	1,656,950
Former Senior Vice President and General Counsel	2014	345,962	-	143,732	-	344,896	24,126	858,716

Justina Uzzell	2015	251,923	135,000	944,250	198,190	-	14,086	1,543,449
Chief People Officer

Herman M. Schwarz (9)	2015	489,539	855,779	266,785	198,190	-	5,918	1,816,211
Chief Executive Officer of LogistiCare Solutions, LLC, our wholly-owned subsidiary	2014 2013	432,000 428,069	- -	230,513 230,521	- -	432,000 432,000	11,939 14,699	1,106,452 1,105,289

___________________

(1)	Includes amounts contributed to our 401(k) Plan by each executive officer.

(2)

This column shows the aggregate grant date fair value of the restricted stock, Holdco LTI Plan awards and PBRSUs and TBRS awarded in 2015, 2014 and 2013 in accordance with FASB ASC 718. Additional information regarding such awards is set forth in the notes to the “Grants of Plan Based Awards Table” and “Outstanding Equity Awards” table. The grant date fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2015, 2014 and 2013 (Note 13, Stock-Based Compensation and Similar Arrangements). Each of Mr. Rustand, Mr. Hicks and Mr. Schwarz were granted a number of PBRSUs in 2015, 2014 and 2013 subject to certain performance conditions. The amounts included in this column for the PBRSUs granted in 2015, 2014 and 2013 are consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC 718. The grant date fair value of the PBRSU award granted in 2015 to each of Messrs. Rustand, Hicks and Schwarz assuming the maximum level of performance will be achieved totaled approximately $680,813, $251,981 and $459,997, however, amounts included in the table above reflect the threshold level of performance. The grant date fair value of Holdco LTI Plan awards was determined based on the likely payout based on a Monte Carlo simulation model.

(3)

In the case of Mr. Rustand and Mr. Hicks, this column reflects certain PBRSUs, restricted stock and options which were forfeited upon termination of employment. Mr. Rustand forfeited 13,085 PBRSUs with a grant date fair value of $224,668 and 3,271 shares of restricted stock which were granted on March 18, 2015 and had a grant date fair value of $170,190. In connection with his termination in 2016, Mr. Hicks forfeited 4,843 PBRSUs with a grant date fair value of $83,154 and 807 shares of restricted stock which were granted on March 18, 2015 and had a grant date fair value of $41,988. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards Table” and “Outstanding Equity Awards” table.

(4)

This column reflects the aggregate grant date fair value of options awarded in 2015 and 2014 in accordance with FASB ASC 718. Additional information regarding the size of the awards is set forth in the notes to the “Grants of Plan Based Awards Table” and “Outstanding Equity Awards” table. The grant date fair values have been determined based on the assumptions set forth in our Annual Reports on Form 10-K for the years ended December 31, 2015 and 2014 under the notes indicated above in note (2). All of the options granted in 2015 were granted in connection with the Stock Purchase Program. Only Messrs. Lindstrom and David Shackelton purchased the stock available for them to purchase, and were able to retain the matching options associated therewith. The options granted to Messrs. Hicks and Schwarz and to Ms. Uzzell were forfeited.

(5)	The amounts in this column reflect cash incentive awards made to the Named Executive Officers under the annual incentive plan for 2015, 2014 and 2013.

(6)

We provide the Named Executive Officers (with the exception of Christopher Shackelton) with certain group life, health, medical and other non-cash benefits generally available to all salaried employees, which are included in this column. For 2015, the amounts in this column include the following:

Name	Health, Dental, Life and Disability Insurance Premiums	Matching Contributions under Retirement Savings Plans	Other Insurance Plan Premiums (a)
James Lindstrom	$3,547	$400	$—

David Shackelton	$4,435	$—	$—

Warren Rustand	$11,121	$—	$43,151

Robert Wilson	$4,638	$—	$—

Michael-Bryant Hicks	$14,041	$400	$1,214

Herman Schwarz	$4,063	$400	$1,455

Justina Uzzell	$13,717	$369	$—

(a)

For Mr. Rustand, these premiums were paid under two life insurance plans we provided for Mr. Rustand with aggregate death benefit coverage of up to $3.1 million. For Mr. Hicks and Mr. Schwarz, these premiums were paid under separate life insurance plans with death benefit coverage of up to $1,050,000 and $1,000,000, respectively.

(7)	In addition to amounts disclosed in note (6) above, this column also includes the incremental value of perquisites for the Named Executive Officers detailed in the following table.

	Year	Commuting ($)
James Lindstrom	2015	21,714
Chief Executive Officer

Robert E. Wilson	2015	1,377
Former Chief Financial Officer

David Shackelton	2015	20,327
Chief Financial Officer

(8)

For the period he served as Interim Chief Executive Officer, Christopher Shackelton did not receive any additional compensation, but continued to receive compensation in his capacity as a director and Chairman of our Board. The amount shown in the “All Other Compensation” column for Christopher Shackelton includes his director fees.

(9)	As a result of the Company’s organizational changes, effective April 2016, Mr. Schwarz is no longer considered an executive officer of the Company.

_________________

Grants of Plan Based Awards Table

The following Grants of Plan Based Awards Table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers during the year ended December 31, 2015. The compensation plans under which the grants in the following table were made are described under the subheadings entitled “Determinations Made Regarding Executive Compensation for 2015 - Annual Incentive Cash Compensation” and “Determinations Made Regarding Executive Compensation for 2015 - Equity-Based Compensation” in the “Compensation Discussion and Analysis” section.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (3)

Name (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	All Other Option Awards; Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Lindstrom
	(2)	-	444,124	592,165	-	-	-	-	-	-	-
	6/1/15	-	-	-	-	-	-	10,361	-	-	500,022
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	11,715
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	186,475
	8/6/15	-	-	-	-	86,862	287,734	-	-	-	5,036,000
David Shackelton
	(2)	-	147,267	187,438	-	-	-	-	-	-	-
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	11,715
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	186,475
	8/6/15	-	-	-	-	43,431	143,867	-	-	-	2,518,000

Rustand (6)
	(2)	-	740,000	925,000	-	-	-	-	-	-	-
	3/18/15	-	-	-	4,318	-	13,085	-	-	-	224,668
	3/18/15	-	-	-	-	-	-	3,271	-	-	170,190
Hicks (6)
	(2)	-	262,500	350,000	-	-	-	-	-	-	-
	3/18/15	-	-	-	1,598	-	4,843	-	-	-	83,154
	3/18/15	-	-	-	-	-	-	1,211	-	-	63,008
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	11,715
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	186,475
	8/6/15	-	-	-	-	16,286	53,950	-	-	-	944,250

Uzzell
	(2)	-	125,000	-	-	-	-	-	-	-	-
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	11,715
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	186,475
	8/6/15	-	-	-	-	16,286	53,950	-	-	-	944,250
Schwarz
	(2)	-	375,000	500,000	-	-	-	-	-	-	-
	3/18/15	-	-	-	2,918	-	8,841	-	-	-	151,799
	3/18/15	-	-	-	-	-	-	2,210	-	-	114,986
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	11,715
	8/6/15	-	-	-	-	-	-	-	11,319	44.17	186,475
	(7)	-	2,417,880	-	-	-	-	-	-	-	-

(1)

Mr. Wilson is not included in the table above as he did not participate in the 2015 annual incentive plan and held no outstanding equity grants at December 31, 2015. Mr. Wilson’s 2015 bonus eligibility was based on the terms of his employment agreement subject to the Company reaching its EBITDA target.

(2)

Amounts represent the target (payment made if the EBITDA criteria are met for the fiscal year) and maximum payouts (payment made if the EBITDA criteria are exceeded for the fiscal year) under the annual incentive plan for 2015 or similar provisions of their employment agreements or offer letters. The actual amounts earned by the Named Executive Officers in 2015 under the annual incentive plan are set forth under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)

Amounts represent the (a) estimated target and maximum number of shares eligible to be earned by Messrs. Lindstrom, David Shackelton and Hicks and Ms. Uzzell under the Holdco LTI Plan granted on August 6, 2015 based on the assumptions discussed under “Compensation Discussion and Analysis” and (b) number of units eligible to be earned related to the PBRSUs granted to Messrs. Rustand, Hicks and Schwarz in 2015, which will be settled in shares of common stock. The HoldCo LTI Plan does not have a predetermined target number of shares. Target number of shares displayed in the table is based on a 15% compound annual growth rate. The grant date fair value of the awards is consistent with estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC 718.

(4)

The number of shares shown in this column represents restricted stock awards made to (a) the Named Executive Officers for 2015 under the annual equity-based compensation program and (b) Mr. Lindstrom pursuant to his employment agreement. The grant date fair value of each of these awards was calculated in accordance with the provisions of FASB ASC 718.

(5)

The number of shares shown in this column represents the Special and Matching Options. Matching Options were forfeited on a share per share basis to the extent the Special Options were not exercised prior to termination such that if a Special Option expired without exercise, the full related Matching Option was forfeited. Messrs. Lindstrom and David Shackelton exercised their Special Options in full and now hold the number of Matching Options specified above. Messrs. Hicks and Schwarz and Ms. Uzzell did not exercise their Special Options and as a result forfeited all Matching Options.

(6)

Includes certain PBRSUs, restricted stock and options which were forfeited upon termination of employment. Mr. Rustand forfeited 13,085 PBRSUs with a grant date fair value of $224,668 and 3,271 shares of restricted stock which were granted on March 18, 2015 and had a grant date fair value of $170,190. Mr. Hicks forfeited 4,843 PBRSUs with a grant date fair value of $83,154 and 807 shares of restricted stock which were granted on March 18, 2015 and had a grant date fair value of $41,988. Additional information regarding the size of the awards is set forth in the notes to the “Summary Compensation Table” and “Outstanding Equity Awards” table.

(7)	Represents the currently estimated expected payment to Mr. Schwarz under the Senior Executive LTIP as of the end of the performance period of December 31, 2017.

Employment Agreements with the Named Executive Officers

The following discussion and the discussion under the subheading below entitled “—Potential Payments Upon Termination or a Change in Control.” describe certain terms of the employment agreements with the Named Executive Officers.

James Lindstrom

Mr. Lindstrom served as the Company’s Chief Financial Officer from January 14, 2015 to August 6, 2015 under the terms of an employment agreement (the “Prior Lindstrom Employment Agreement”) dated January 14, 2015. The Company and Mr. Lindstrom entered into an employment agreement (the “Lindstrom Employment Agreement”), dated August 6, 2015 (the “Effective Date”), in connection with the appointment of Mr. Lindstrom as President and Chief Executive Officer. The Lindstrom Employment Agreement replaces the Prior Lindstrom Employment Agreement. The Lindstrom Employment Agreement provides for a term commencing as of the Effective Date and ending December 31, 2017.

Under the terms of the Lindstrom Employment Agreement, as of the Effective Date Mr. Lindstrom’s annual base salary is $650,000. In addition to his annual base salary, during the term of the Lindstrom Employment Agreement Mr. Lindstrom is eligible to participate in bonus plans or incentive compensation programs, if any, as may be in effect from time to time, at a level consistent with his position and with the Company’s then current policies and practices. For the period commencing January 14, 2015 and for the remainder of 2015, Mr. Lindstrom was eligible to participate in a bonus program under which he will be paid an amount equal to seventy-five percent (75%) of his aggregate base salary payable during 2015 under the Prior Lindstrom Employment Agreement and the Lindstrom Employment Agreement (the “Lindstrom Base Salary”), upon the achievement of a financial performance target set by the Board for 2015, and up to an additional twenty-five percent (25%) for performance in excess of such target. Details with respect to the severance and Change in Control provisions under the Lindstrom Employment Agreement are set forth below under the subheading entitled “—Potential Payments Upon Termination or Change in Control.”

The Company will maintain term life insurance on the life of Mr. Lindstrom for a period of five years. Mr. Lindstrom will have the absolute right to designate the beneficiaries under his policy. The Company will pay the premium for the shorter of (i) the period of five years commencing on the later of (a) the Effective Date or (b) the date the insurance goes into effect or (ii) the period Mr. Lindstrom is employed by the Company. Premiums in respect thereof will thereafter be paid by Mr. Lindstrom.

David Shackelton

Effective October 1, 2015, David Shackelton became Senior Vice President and Chief Financial Officer. On November 18, 2015, the Company and David Shackelton entered into an employment agreement (the “D. Shackelton Employment Agreement”), effective as of September 28, 2015 (the “Effective Date”). The D. Shackelton Employment Agreement provides for a term commencing as of the Effective Date and ending December 31, 2017.

Under the terms of the D. Shackelton Employment Agreement, David Shackelton’s annual base salary is $450,000. In addition to his annual base salary, during the term of the D. Shackelton Employment Agreement, David Shackelton is eligible to participate in bonus plans or incentive compensation programs, if any, as may be in effect from time to time, at a level consistent with his position and with the Company’s then current policies and practices. For the calendar year 2015, David Shackelton was eligible to participate in a bonus program under which he will be paid: (i) an amount equal to twenty-five percent (25%) of the base salary to which he was entitled starting on January 1, 2015 and ending on August 5, 2015 upon the achievement of the financial performance targets set by the Board for 2015; and (ii) an amount equal to seventy-five percent (75%) of his aggregate base salary payable for the period commencing August 6, 2015 and ending December 31, 2015 (the “CFO Base Salary”) upon the achievement of the financial performance targets set by the Board for 2015, and up to an additional twenty-five percent (25%) of the CFO Base Salary for performance in excess of such target. Details with respect to the severance and Change in Control provisions under the D. Shackelton Employment Agreement are set forth below under the subheading entitled “—Potential Payments Upon Termination or Change in Control.”

The Company will maintain term life insurance on the life of David Shackelton for a period of five years. David Shackelton will have the absolute right to designate the beneficiaries under his policy. The Company will pay the premium for the shorter of (i) the period of five years commencing on the later of (a) the Effective Date or (b) the date the insurance goes into effect or (ii) the period David Shackelton is employed by the Company. Premiums in respect thereof will thereafter be paid by David Shackelton.

Warren S. Rustand

Effective May 7, 2013, Mr. Rustand was appointed Chief Executive Officer and the Company entered into an employment agreement (“Rustand Employment Agreement”) with Mr. Rustand with a term through December 31, 2015. The Rustand Employment Agreement replaced a letter agreement that governed his employment as interim Chief Executive Officer, except for certain bonus provisions described below. Under the Rustand Employment Agreement, Mr. Rustand was entitled to an annual base salary of $590,000, which was increased to $740,000 on December 14, 2014.

In addition, Mr. Rustand was eligible to participate in a bonus program whereby he was paid a pro-rata portion (based on the number of days during the fiscal year following May 7, 2013) of an amount equal to seventy-five percent (75%) of his annual base salary upon the achievement of a financial performance target set by the Board for 2013 and a pro-rata portion of an additional amount equal to a portion of a pool equal to twenty percent (20%) of the amount by which the Company exceeds such financial performance target for 2013 up to twenty-five (25%) of Mr. Rustand’s annual base salary. Additionally, Mr. Rustand was entitled to receive a bonus equal to fifty percent (50%) of his annualized based compensation specified under the prior letter agreement which was calculated, paid and pro-rated based on the number of days elapsed commencing January 1, 2013 and through May 7, 2013. Bonus opportunities for 2014 and 2015 were provided through the Company’s annual cash incentive program.

Mr. Rustand was also eligible to receive certain severance benefits in the event he is terminated by the Company without Cause (as defined by the Rustand Employment Agreement) including if such termination occurred in connection with or following a Change in Control.

The Rustand Employment Agreement contained restrictive covenants providing for Mr. Rustand’s non-competition, non-solicitation/non-piracy, non-disclosure and non-disparagement. The term of the non-competition and non-solicitation covenants was for a period that includes the term of the Rustand Employment Agreement, and for a period of two years after the Rustand Employment Agreement was terminated for any reason.

The Rustand Employment Agreement terminated upon Mr. Rustand’s separation with the Company, other than the provisions related to non-competition, non-solicitation, non-piracy and non-disclosure, intellectual property and non-disparagement, which by their terms survive termination.

In connection with Mr. Rustand’s resignation as Chief Executive Officer and as a board member, on May 29, 2015, Mr. Rustand and the Company entered into a separation and general release agreement (the “Rustand Separation Agreement”), which, to the extent applicable, supersedes the Rustand Employment Agreement.

Pursuant to, and subject to the terms of, the Rustand Separation Agreement, Mr. Rustand remained with the Company as a senior advisor through December 31, 2015, and continued to receive the same base salary applicable in 2015 during his tenure as Chief Executive Officer. Mr. Rustand was also eligible to receive annual performance cash awards based on previously granted performance awards related to his performance during 2015, which amount was calculated based on the same criteria and paid at the same time as payments are made in respect of similar awards to which other executives of the Company are entitled, as well as certain other benefits. As further consideration for entering into the Separation Agreement, Mr. Rustand was eligible to receive amounts payable in respect of certain outstanding performance restricted stock units and time restricted stock grants, and was eligible to exercise certain outstanding option awards.

Robert E. Wilson

Effective September 13, 2013, Mr. Wilson entered into an Employment Agreement (“Wilson Employment Agreement”). The term of the Wilson Employment Agreement extended to December 31, 2014.

Mr. Wilson was entitled to an annual base salary of $400,000. In addition to the annual base salary during the term of the Wilson Employment Agreement, Mr. Wilson was eligible to receive an annual bonus in the amount of fifty percent (50%) of his base salary upon the achievement of one hundred percent (100%) of budgeted EBITDA performance for each of the 2013 and 2014 calendar years, as determined by the Board of Directors or the Compensation Committee.

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

The Wilson Employment Agreement terminated upon Mr. Wilson’s separation with the Company, other than the provisions related to non-competition, non-solicitation, non-piracy and non-disclosure, intellectual property and non-disparagement, which by their terms survive termination.

In connection with Mr. Wilson’s resignation as Chief Financial Officer, the Company and Mr. Wilson entered into an Employment and Separation Agreement (the “Wilson Separation Agreement”), dated February 2, 2015, which provided for the termination of Mr. Wilson’s employment with Providence effective March 20, 2015. Details with respect to the benefits provided to Mr. Wilson under the Wilson Separation Agreement are set forth below under the subheading entitled “—Potential Payments Upon Termination or Change in Control”.

Michael-Bryant Hicks

Effective February 25, 2016, Mr. Hicks resigned his position as Senior Vice President and General Counsel of the Company. On January 6, 2014, Mr. Hicks was appointed Senior Vice President and General Counsel, and the Company entered into a letter agreement (the “Hicks Offer Letter”). Under the Hicks Offer Letter, Mr. Hicks was entitled to an annual base salary of $350,000. In addition to an annual base salary, Mr. Hicks was eligible to participate in bonus plans or incentive compensation programs, if any, as may be in effect from time to time, at a level consistent with his position and with the Company’s then current policies and practices.

In addition, Mr. Hicks was eligible to participate in a bonus program whereby he would be paid an amount equal to seventy-five percent (75%) of his annual base salary, measured on a similar basis to that of other senior executives. Mr. Hicks was also entitled to earn an additional bonus of up to twenty-five percent (25%) of his base salary through sharing with other eligible executive officers twenty percent (20%) of the amount, if any, by which EBITDA of the Company exceeded the EBITDA target, after expensing the actual bonus amounts (including the additional bonus opportunity).

Per the Hicks Offer Letter, Mr. Hicks was eligible to receive benefits on the same basis as others in the senior executive group, including life insurance and disability coverage.

Mr. Hicks was also eligible to receive certain severance benefits equal to two times his base salary in the event he is terminated by the Company without cause if such termination occurred in connection with or following a Change in Control. In connection with his resignation of his position with the Company in 2016, Mr. Hicks is no longer eligible for severance payments.

In connection with Mr. Hicks’ resignation, on February 15, 2016, Mr. Hicks and the Company entered into the Hicks Separation Agreement, effective February 8, 2016, which, to the extent applicable, superseded the Hicks Offer Letter. Details with respect to the benefits provided to Mr. Hicks under the Hicks Separation Agreement are set forth below under the subheading entitled “—Potential Payments Upon Termination or Change in Control”.

Herman Schwarz

On March 24, 2014, we entered into a new employment agreement with Mr. Schwarz (the “Schwarz Employment Agreement”). The employment agreement with Mr. Schwarz commenced upon the expiration of the then existing employment agreement with him on March 22, 2014 and expired on March 21, 2016.

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

Mr. Schwarz is entitled to an annual base salary of $500,000. The annual base salary paid to Mr. Schwarz is reviewed at least annually by the Board and the Compensation Committee or other applicable committee of the Board in accordance with our compensation polices and guidelines and may be modified as a result of such review at the sole discretion of the Board and/or the Compensation Committee. Mr. Schwarz's agreement provided that he was also eligible to participate in a bonus program whereby he would be paid an amount equal to seventy-five percent (75%) of his annual base salary, measured on a similar basis to that of other senior executives. Mr. Schwarz was entitled to earn an additional bonus of up to twenty-five percent (25%) of his base salary through sharing with other eligible executive officers twenty percent (20%) of the amount, if any, by which EBITDA of the Company exceeded the EBITDA target, after expensing the actual bonus amounts (including the additional bonus opportunity). This bonus eligibility was replaced by the Senior Executive LTIP.

The Schwarz Employment Agreement contains restrictive covenants providing for Mr. Schwarz’s non-competition, non-solicitation/non-piracy and non-disclosure. The term of the non-competition and non-solicitation covenants is for a period that includes the term of the Schwarz Employment Agreement and for a period of 18 months after the Schwarz Employment Agreement is terminated for any reason.

Justina Uzzell

Effective March 5, 2014, Ms. Uzzell was appointed Senior Vice President and Chief People Officer and the Company entered into a letter agreement (the “Uzzell Offer Letter”) with Ms. Uzzell. Under the Uzzell Offer Letter, Ms. Uzzell is entitled to an annual base salary of $250,000.

In addition, Ms. Uzzell was eligible to participate in a bonus program whereby she would be paid an amount equal to twenty-five percent (25%) of her annual base salary at the sole discretion of the Company.

Outstanding Equity Awards at December 31, 2015

The following table reflects the equity awards granted by us to the Named Executive Officers outstanding at December 31, 2015:

	Option Awards				Stock Awards

Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(5)
James M. Lindstrom
6/1/15 (6)	—	—	—	—	3,453	162,015	—	—
8/6/15	—	11,319	44.17	8/6/20	—	—	—	—
8/6/15	—	—	—	—	—	—	287,734	13,500,479

David Shackelton
9/11/14	33,333	16,667	43.81	9/11/24	—	—	—	—
8/6/15	—	11,319	44.17	8/6/20	—	—	—	—
8/6/15	—	—	—	—	—	—	143,867	6,750,339

Warren S. Rustand (7)
9/11/14	133,333	—	43.81	6/30/18	—	—	—	—

Justina Uzzell
12/15/14	—	10,000	36.27	3/31/18	—	—	—	—
8/6/15	—	—	—	—	—	—	53,950	2,531,334

Michael-Bryant Hicks (8)
3/7/14	—	—	—	—	1,431	67,143	2,835	133,018
3/18/15	—	—	—	—	1,211	56,820	1,598	74,987
8/6/15	—	—	—	—	—	—	53,950	2,531,334

Herman M. Schwarz(9)
6/9/08	8,898	—	26.14	6/9/18	—	—	—	—
5/15/09	3,000	—	11.72	5/15/19	—	—	—	—
5/20/10	30,000	—	17.35	5/20/20	—	—	—	—
3/14/11	12,000	—	14.72	3/14/21	—	—	—	—
3/28/13	—	—	—	—	1,791	84,034	—	—
3/7/14	—	—	—	—	2,296	107,728	4,546	213,298
3/18/15	—	—	—	—	2,210	103,693	2,918	136,891

(1)

The options expire ten years from the date of grant (except for the options granted to Messrs. Lindstrom and David Shackelton, which expire five years from the date of grant, and the options granted to Ms. Uzzell in 2014 which expire on the later of March 31, 2018 or the 30th trading day after December 31, 2017 that is not in a blackout period pursuant to the Company’s applicable insider trading policy). The options have an exercise price equal to the closing market price of our Common Stock on the date of grant. The unvested options granted to Messrs. Lindstrom and David Shackelton on August 6, 2015 cliff vest on August 6, 2018, the unvested options granted to David Shackelton on September 11, 2014 vest on June 30, 2016, and the unvested options granted to Ms. Uzzell on December 15, 2014 cliff vest on December 31, 2017.

(2)	Represents unvested restricted stock awards that vest as follows:

Award	Grant Date	Vesting
Restricted Stock	3/28/13	1/3 per year beginning on the anniversary of the grant
Restricted Stock	3/7/14	1/3 per year beginning on the anniversary of the grant
Restricted Stock	3/18/15	1/3 per year beginning on the anniversary of the grant
Restricted Stock	6/1/15	January 26, 2016

(3)	The market value of the unvested restricted stock awards was calculated using the closing market price of our Common Stock on December 31, 2015.

(4)

Represents (a) potential estimated maximum pay out under the Holdco LTI Plan, payable following the performance period ending December 31, 2017 granted in 2015, and (b) unvested performance restricted stock units granted during 2014 and 2015, at the threshold performance level, that vest on December 31, 2016 and December 31, 2017, respectively.

(5)

The market value of the unvested, unearned Holdco LTI Plan shares that would be issuable assuming performance at the maximum payout and performance restricted stock units was calculated, assuming performance at threshold, in each case using the closing market price of our Common Stock on December 31, 2015.

(6)

Mr. Lindstrom also holds 6,827 restricted stock awards that have vested, but will not be issued to him until the earlier of (a) the third anniversary of the date of grant and (b) six months following the termination of his employment.

(7)	Upon Mr. Rustand’s separation on December 31, 2015, he forfeited 66,667 unvested stock options with an exercise price of $43.81, 6,406 unvested restricted stock awards and 31,899 unvested PBRSUs.

(8)	Upon Mr. Hicks’ separation on February 25, 2016, he forfeited 1,522 unvested restricted stock awards and 13,434 unvested PBRSUs.

(9)

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

Option Exercises and Stock Vesting Table

The following table provides additional information about the value realized by the Named Executive Officers on option award exercises and stock and PBRSU award vesting during the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James M. Lindstrom (1)	11,319	-	81	3,909
David Shackelton	11,319	19,242	-	-
Warren S. Rustand (2)	32,314	1,174,892	7,312	312,185
Robert Wilson	45,000	1,723,230	-	-
Michael Bryant-Hicks	-	-	716	31,905
Herman M. Schwarz	20,825	790,547	15,583	717,656

(1)

In addition, Mr. Lindstrom had 6,827 shares of restricted stock that vested during 2015 that had a value of $320,180 on the date of vesting. These shares will not be issued to him until the earlier: of (a) the third anniversary of the date of grant and (b) six months following termination. Therefore, no value was realized upon vesting.

(2)	The number of shares acquired on vesting and value realized on vesting for Mr. Rustand include awards granted to him as both a director and executive officer.

Non-qualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in last FY($) (1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)(3)
James Lindstrom	—	320,180	143	—	320,323

(1)

Represents the value of shares of restricted stock that vested in 2015 but, pursuant to the terms of Mr. Lindstrom’s employment agreement, will not be issued to him until the earlier of (a) the third anniversary of the date of grant and (b) six months following the termination of his employment. The restricted stock awards are reported in the Summary Compensation Table for 2015 (the year of grant) as well.

(2)

Reflects the change in the Company’s stock price applicable to 3,454 shares of restricted stock from $45.57 on July 26, 2015 to $46.92 on December 31, 2015, net of the change in the Company stock price applicable to 3,373 shares of restricted stock from $48.26 on June 1, 2015 to $46.92 on December 31, 2015.

(3)	Based on the aggregate value of the vested restricted stock not yet delivered at December 31, 2015.

Previously we maintained a deferred compensation plan to compensate for the inability of certain of our highly compensated employees to take full advantage of our 401(k) plan. None of our Named Executive Officers participated in this plan and it was terminated in December 2015.

Potential Payments Upon Termination or Change in Control

General

Each Named Executive Officer’s employment agreement, other than Mr. Hicks’ and Ms. Uzzell’s Offer Letters, provides for severance payments in the event of termination of employment under certain circumstances and, each Named Executive Officer’s employment agreement, other than Ms. Uzzell’s Offer Letter, provides for a payment in the event of a Change in Control (none of which include excise tax gross-ups).

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

Severance Payments

James Lindstrom and David Shackelton

Under their respective employment agreements, Messrs. Lindstrom and David Shackelton would be eligible to receive a severance benefit, upon executing a general release in favor of us in the event of a termination of the executive officer by us without Cause (as defined below). The severance payment to which Mr. Lindstrom will be entitled is equal to (i) the lesser of (a) his base salary that would have been paid from the date of termination through December 31, 2017 and (b) his base salary in effect at termination, or, (ii) if greater, a payment of six months of base salary, and any bonus earned for the prior completed fiscal year, but not yet paid, and a pro-rata portion of any bonus earned for the then fiscal year through the date of termination. The severance payment to which David Shackelton will be entitled is equal to twelve months’ base salary and any bonus earned for the prior completed fiscal year, but not yet paid, and a pro-rata portion of any bonus earned for the then fiscal year through the date of termination.

Under the employment agreements with Messrs. Lindstrom and David Shackelton, “Cause” is defined as:

●

Fraud or theft committed by the employee against us or any of our subsidiaries, affiliates, joint ventures and related organizations, including any entity managed by us (collectively referred to as “Affiliates”), or commission of a felony or any crime involving fraud or moral turpitude; or

●	Gross negligence of the employee or willful misconduct by the employee that results, in either case, in material economic or reputational harm to us or our Affiliates; or

●	Breach of any provision by the employee of the employment agreement or breach of any fiduciary duty or duty of loyalty owed to us or our Affiliates; or

●

Conduct of the employee tending to bring us or our Affiliates into public disgrace or embarrassment, or which is reasonable likely to cause one or more of its customers or clients to cease doing business with, or reduce the amount of business with, the Company or its Affiliates; or

●

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

●	Commission of any acts or omissions by the employee resulting in or intended to result in direct material personal gain to the employee at our or our Affiliates’ expense; or

●	Employee materially compromises our or our Affiliates’ trade secrets or other confidential and proprietary information.

Action or inaction by the employee is not considered “willful” unless done or omitted by him intentionally and without his reasonable belief that his action or inaction was in our or our Affiliates’ best interests, and does not include failure to act by reason of total or partial incapacity due to physical or mental illness.

Justina Uzzell

Ms. Uzzell will not be entitled to severance payments pursuant to the Uzzell Offer Letter.

Michael-Bryant Hicks

Pursuant to the Hicks Offer Letter, Mr. Hicks was eligible for a lump sum payment, equal to two times Mr. Hicks’ then current base salary, on the same basis and terms as applicable to the Company’s senior executives, upon termination by the Company without cause following a change in control of the Company. Mr. Hicks stepped down from his position, effective February 25, 2016, and in accordance with the Hicks Separation Agreement, Mr. Hicks is no longer entitled to the change of control benefit.

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

●

Fraud or theft committed by the employee against us or any of our subsidiaries, affiliates, joint ventures and related organizations, including any entity managed by us (collectively referred to as “Affiliates”), or commission of a felony; or

●	Gross negligence of the employee or willful misconduct by the employee that results, in either case, in material economic harm to us or our Affiliates; or

●

Breach of any provision by the employee of the Schwarz Employment Agreement or breach of any fiduciary duty or duty of loyalty owed to us or our Affiliates, if such breach continues uncured for a period 10 days after written notice from us to the employee specifying the failure, refusal, or violation and our intention to terminate the Schwarz Employment Agreement for Cause; or

●	Conduct of the employee tending to bring us or our Affiliates into public disgrace; or

●

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

●	Commission of any acts or omissions by the employee resulting in or intended to result in direct material personal gain to the employee at our or our Affiliates’ expense; or

●	Employee materially compromises our or our Affiliates’ trade secrets or other confidential and proprietary information.

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

●

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

●

A reduction by us in the employee’s base salary as in effect on the effective date of the Schwarz Employment Agreement or as the same may be increased from time to time during the term of the employment agreement; or

●	The relocation of the employee to one of our offices located outside of the greater metropolitan area of Atlanta, GA; or

●

Any material breach by us of a material term or provision contained in the Schwarz Employment Agreement, which breach is not cured within thirty (30) days following the receipt by the Board of written notice of such breach.

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the Named Executive Officers employed by us as of December 31, 2015, under the employment agreements or offer letters, assuming that such agreement had been in effect and the termination circumstance occurred on December 31, 2015 and did not involve a Change in Control (as defined below):

	Reason for Termination of Employment
Named Officer and Nature of Payment	Voluntary by Executive $	Termination by Us without Cause or Termination by Executive for Good Reason (2) $	Cause $	Death $	Disability $
James M. Lindstrom
Total cash payment	-	650,000	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	650,000	-	-	-
David Shackelton
Total cash payment	-	450,000	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	450,000	-	-	-
Michael-Bryant Hicks:
Total cash payment	-	-	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	-	-	-	-
Herman M. Schwarz:
Total cash payment	-	750,000	-	-	-
Cost of continuation of benefits	-	-	-	-	-
Value of accelerated stock option and stock awards (1)	-	-	-	-	-
Total	-	750,000	-	-	-

_________________

(1)	Except for the equity-based awards granted to each Named Executive Officer in 2015, 2014 and 2013, all equity awards were vested at December 31, 2015.

(2)

Only the employment agreement with Mr. Schwarz provides for severance for termination by the executive for “Good Reason.” The employment agreements for Messrs. Lindstrom, David Shackelton and Hicks do not provide for severance for termination by the executive for “Good Reason.”

In connection with Mr. Rustand’s resignation as Chief Executive Officer and as a board member, on May 29, 2015, Mr. Rustand and the Company entered into the Rustand Separation Agreement, which, to the extent applicable, superseded the Rustand Employment Agreement, including applicable severance provisions. Pursuant to the Rustand Separation Agreement, Mr. Rustand remained with the Company as a senior advisor through December 31, 2015, and received the same base salary applicable in 2015 during his tenure as Chief Executive Officer. Mr. Rustand was also eligible to receive annual performance cash awards based on previously granted performance awards related to his performance during 2015, which amount was calculated based on the same criteria and paid at the same time as payments are made in respect of similar awards to which other executives of the Company are entitled, as well as certain other benefits. As further consideration for entering into the Rustand Separation Agreement, Mr. Rustand was eligible to receive amounts payable in respect of certain outstanding performance restricted stock units and time restricted stock grants, and was eligible to exercise certain outstanding option awards.

In connection with Mr. Wilson’s resignation as Chief Financial Officer, the Company and Mr. Wilson entered into the Wilson Separation Agreement, which provided for the termination of Mr. Wilson’s employment with Providence effective March 20, 2015. Under the Wilson Separation Agreement, Mr. Wilson was entitled to the following: (i) his base salary through the Resignation Effective Date, as provided in the Wilson Employment Agreement; (ii) subject to Mr. Wilson’s execution of a release agreement, an amount based on the annual performance cash bonus award relating to the performance of Providence during 2015, pro-rated for the number of days during the fiscal year prior to the effective date of his resignation, which amount was to be calculated based on the same criteria and paid at the same time as payments made in respect to similar awards to which other executives of the Company are entitled; (iii) reimbursement for any reasonable expenses incurred prior to the effective date of his resignation and (iv) the benefits to which Mr. Wilson was entitled during the term of the Employment Agreement, as well as certain other benefits as set forth in the Wilson Separation Agreement. These payments satisfied the requirements of Mr. Wilson’s Employment Agreement with Providence.

Change in Control Payments

Certain payment provisions of the employment agreements, except the Uzzell Offer Letter, are also triggered by a “Change in Control.” Under the employment agreements with Messrs. Lindstrom, David Shackelton, and Schwarz a “Change in Control” is defined as an event or events, in which:

●

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

●

we consummate (i) mergers or consolidations as more specifically described in the employment agreements, (ii) a liquidation or (iii) the sale or disposition of all or substantially all of our assets; or

●	in the case of Mr. Schwarz, a majority of our directors are replaced in certain circumstances during any period of two consecutive years.

Mr. Lindstrom’s employment agreement entitles him to receive (i) the product of two multiplied by his twelve-month base salary; and (ii) a pro-rata portion of any bonus earned for the then fiscal year through the date of termination if a Change in Control occurs during the agreement term and after such Change in Control but prior to the end of the term, he is terminated without Cause.

David Shackelton’s employment agreement entitles him to receive twelve months’ base salary and a pro-rata portion of any bonus earned for the then fiscal year through the date of termination if a Change in Control occurs during the agreement term and after such Change in Control but prior to the end of the term, he is terminated without Cause.

Prior to their resignations from the Company, each of Messrs. Rustand’s and Wilson’s employment agreements would have entitled them to receive (i) the greater of (a) annual base salary through the end of the term of the employment agreement or (b) fifty percent (50%) of annual base salary, and (ii) a pro-rata portion of any bonus earned prior to termination if a Change in Control occurs during the agreement term and after such Change in Control but prior to the end of the term, they are terminated without Cause. However, Mr. Wilson stepped down from his position, effective as of January 14, 2015, and in accordance with the Wilson Separation Agreement, Mr. Wilson is no longer entitled to this change of control benefit. Mr. Rustand stepped down from his position, effective June 1, 2015, and in accordance with the Rustand Separation Agreement, Mr. Rustand is no longer entitled to this change of control benefit.

In the event of a Change in Control of the Company during the term of the Schwarz Employment Agreement, and prior to the 24 month anniversary of the consummation date of the Change in Control (i) we terminate Mr. Schwarz’s employment without Cause, (ii) Mr. Schwarz terminates his employment for Good Reason, in lieu of any other amounts payable under the Schwarz Employment Agreement, or (iii) Mr. Schwarz’s agreement expires by its terms and we do not offer to renew the agreement for an additional term to expire no earlier than the 24 month anniversary of the consummation date of the Change in Control, Mr. Schwarz would receive a lump sum payment equal to two times the average of his annual W-2 compensation from us for the most recent five taxable years ending before the effective date of a Change in Control. The lump sum payment will be paid to Mr. Schwarz within ten days of his termination of employment following the Change in Control.

Upon a Change in Control each of Messrs. Lindstrom and Schwarz is and Messrs. Hicks, Rustand and Wilson were, entitled to an accelerated vesting and payment of stock options, restricted stock and target PBRSU awards granted to that executive officer. However, if the sum of any lump payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the executive officer, would constitute an “excess parachute payment” (as defined in Section 280G of the IRC), then such lump sum payment or other benefit will be reduced to the largest amount that will not result in receipt by the executive officer of a parachute payment. Mr. Wilson stepped down from his position, effective as of January 14, 2015, and in accordance with the Employment and Separation Agreement dated February 2, 2015, Mr. Wilson is no longer entitled to this change of control benefit. Mr. Rustand stepped down from his position, effective June 1, 2015, and in accordance with the Employment and Separation Agreement dated May 29, 2015, Mr. Rustand is no longer entitled to this change of control benefit.

The Hicks Offer Letter entitled Mr. Hicks to compensation equal to two times Mr. Hicks’ then applicable base salary, in a lump sum, on the same basis and terms as would be the case for senior executives of the Company. Mr. Hicks stepped down from his position, effective February 25, 2016, and in accordance with the Hicks Separation Agreement, Mr. Hicks is no longer entitled to the change of control benefit.

The following table quantifies the estimated maximum amount of payments and benefits under the employment agreements, offer letters, and agreements relating to awards granted under our 2006 Plan to which the Named Executive Officers employed by us as of December 31, 2015 would have been entitled upon a Change in Control of our Company that occurred on December 31, 2015 and termination of employment.

Name	Change in Control Payment ($)	Value of Accelerated Vesting of Equity Awards ($)	Total Termination Benefits (1) ($)
James M. Lindstrom	1,300,000	24,931	1,324,931
David Shackelton	450,000	24,852	474,852
Justina Uzzell	-	27,572	27,572
Michael-Bryant Hicks	700,000	644,407	1,344,407
Herman M. Schwarz	1,082,368	1,774,306	2,856,674

__________________

(1)	No value has been assigned to any provisions of the employment agreements that remain in force following the Change in Control.

Compensation of Non-Employee Directors

As compensation for their service as directors of the Company in 2015, each non-employee member of the Board received an $85,000 annual retainer. For service as committee Chairs, the Chairs of the Audit Committee, Compensation Committee and Nominating and Governance Committee each received an additional retainer of $35,000. For service as Chairman of the Board, the Chairman of the Board received an additional retainer of $40,000. Payment of the annual stipends was made on a monthly basis in advance of each month of service. On March 18, 2015, Mr. Kerley and Ms. Meints were each awarded 4,000 shares of restricted stock under the 2006 Plan, which vest in three equal installments on the first, second and third anniversaries of the date of grant. On March 18, 2015, Coliseum Capital Partners, L.P. was granted 4,000 stock equivalent units, which vest in three equal installments on the first, second and third anniversaries of the date of grant in lieu of an award to Christopher Shackelton as further discussed in note (4) to the table below. Upon her appointment to the Board, on November 4, 2015, Ms. Norwalk was awarded 627 shares of restricted stock under the 2006 Plan, which also vest in three equal installments on the first, second and third anniversaries of the date of grant. Except for certain expense reimbursement noted below, no additional payments were made to non-employee members for participating in Board and committee meetings.

Non-employee directors are also reimbursed for reasonable expenses incurred in connection with attending meetings of the Board and meetings of Board committees.

2015 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Stock Awards (1)(2) ($)	Option Awards ($)	Total ($)
Richard Kerley*	138,535		208,120	-	346,655
Kristi L. Meints*	120,717	(3)	208,120	-	328,837
Leslie V. Norwalk*	15,162		32,491	-	47,653
Christopher S. Shackelton (4)	139,591		208,120	-	347,711

*	Committee Chair at December 31, 2015

(1)

Represents the aggregate grant date fair value of the stock and stock equivalent units granted in 2015. The aggregate grant date fair value of the restricted stock was computed in accordance with the Financial Accounting Standards Board’s, or FASB Accounting Standards Codification (“ASC”) Topic 718-Compensation-Stock Compensation, or ASC 718. For a discussion of valuation assumptions, see Note 13, Stock-Based Compensation and Similar Arrangements, of our Annual Report on Form 10-K for the year ended December 31, 2015. Other than the 8,297 shares of restricted stock awarded to Mr. Kerley and Ms. Meints in 2013 and 2014, the 4,000 shares of restricted stock awarded to Mr. Kerley and Ms. Meints in 2015, and the 627 shares of restricted stock award to Ms. Norwalk in 2015, there were no other stock awards outstanding as of December 31, 2015 that were previously granted to the non-employee members of the Board. As of December 31, 2015, two-thirds of the 12,500 shares of restricted stock granted in 2013 were vested, one-third of the 6,195 shares of restricted stock granted in 2014 were vested and none of the 4,000 or 627 tranches of shares of restricted stock granted in 2015 were vested. In respect of Mr. Shackelton’s Board service, none of the stock equivalent units granted in 2015 were vested as of December 31, 2015. 10,399 stock equivalent units granted in 2013 and 2014 vested in 2015.

(2)

The following table sets forth the number of outstanding unexercised options to purchase shares of Common Stock and the associated exercise price and grant date fair value held by each non-employee director as of December 31, 2015. All outstanding options were fully vested as of December 31, 2015.

		Number of stock options

Grant Date	Exercise Price	Richard Kerley	Kristi L. Meints	Leslie V. Norwalk
1/3/07	$24.59	-	3,999	-
6/9/08	$26.14	-	10,000	-
6/14/10	$16.35	-	7,814	-
5/17/11	$14.16	667	2,000	-
	Total	667	23,813	-

(3)	Includes $717 paid to Ms. Meints in reimbursement of accompanying traveler’s expenses for travel to a Board meeting.

(4)

All of Christopher Shackelton’s compensation for service on the Board inures to the benefit of Coliseum Capital Partners, L.P. (of which Mr. Shackelton is a Managing Partner) pursuant to this entity’s policy regarding Christopher Shackelton’s service on the board of companies in which it has an equity interest. Coliseum also holds previously granted stock equivalent units in respect of Mr. Shackelton’s Board service, 133,332 of which were vested as of December 31, 2015, and 66,668 remained unvested, with an exercise price of $43.81.

Under the Company’s stock ownership guidelines, as amended, non-employee directors are expected to own shares of our Common Stock with a value equal to three times their annual stipend, subject to a grace period of three years following such director’s appointment to the Board.

Pursuant to the amended stock ownership guidelines, the following will count towards meeting the required holding level:

●	Shares held directly or indirectly;

●	Any restricted stock or stock units held under our annual equity-based compensation program (whether vested or unvested); and,

●	Shares owned jointly with or in trust for, their immediate family members residing in the same household.

Compliance with the established holding level requirement as determined under the guidelines was required by December 31, 2014, subject to a grace period of three years following a director’s appointment to the Board, and will be determined and calculated as of December 31 of each year. Once the ownership requirement has been achieved, the non-employee directors are free to sell shares of our Common Stock above the required holding level. In determining whether the director meets the required holding level, the stock ownership guidelines were amended to require use of the greater of (a) the closing market share price as of the date a director is granted or purchases such shares and (b) the closing market share price on December 31 of the year the calculation is performed (or the last trading day of that year, if the markets are closed on December 31). In the event a non-employee director does not achieve his or her holding level set forth above or thereafter sells shares of our Common Stock in violation of the stock ownership guidelines, the Board will consider all relevant facts and take such actions as it deems appropriate under the circumstances. Based on the number of shares held by each of our non-employee directors as of December 31, 2015, the Compensation Committee has determined that each of our non-employee directors is in compliance with these guidelines.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Kerley (Chairperson), Ms. Meints and Ms. Norwalk. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2015 was a current or former officer or employee of Providence, or engaged in certain transactions with us, which was required to be disclosed by regulations of the SEC, except as provided below. Christopher Shackelton served as a member of the Compensation Committee until his resignation from the committee and simultaneous appointment as Interim Chief Executive Officer on June 1, 2015. There were no compensation committee “interlocks” during the fiscal year ended December 31, 2015, which generally means that none of Providence’s executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of our Board or as a member of our Board’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of April 26, 2016, with respect to the beneficial ownership of Providence’s Common Stock and Preferred Stock by (a) each stockholder known by us to own beneficially more than five percent of our outstanding voting power of Common Stock and Preferred Stock; (b) all of Providence’s directors and nominees for director, (c) all of Providence’s executive officers named in the “Summary Compensation Table” which follows, who were named executive officers on April 26, 2016 and (d) all of Providence’s directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to the shares.

Name and Address	No. of Shares of Common Stock Beneficially Owned (1)	No. of Shares of Preferred Stock Beneficially Owned (1)	Percent of Total Voting Power (1)
Coliseum Capital Management, LLC Adam Gray Christopher S. Shackelton (2)	1,968,360	765,916	23.0%
FMR LLC (3)	2,159,057	—	12.8%
BlackRock, Inc. (4)	1,261,286	—	7.5%
Renaissance Technologies LLC (5)	921,900	—	5.5%
Richard A. Kerley (6)	26,130	—	*
James M. Lindstrom (7)	13,519	—	*
Kristi L. Meints (8)	65,179	1,000	*
Leslie V. Norwalk	—	—	*
Christopher S. Shackelton (9)	1,968,360	765,916	23.0%
David Shackelton (10)	44,652	190	*
Justina Uzzell	—	—	*
All directors and executive officers as a group (10 persons)(11)	2,119,202	767,106	24.0%

__________________

*	Less than 1%

(1)

The securities “beneficially owned” by each stockholder are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include securities to which the stockholder has or shares voting or investment power or has the right to acquire within 60 days of April 26, 2016. Beneficial ownership may be disclaimed as to certain of the securities. As of April 26, 2016 there were 14,858,366 shares of the Common Stock outstanding, and 803,508 shares of Preferred Stock outstanding, which, on an as-converted basis, represents 2,014,814 shares of Common Stock. The Common Stock and Preferred Stock are the only outstanding classes of capital stock of the Company with voting rights, and the Common Stock and the Preferred Stock vote together as a single class. Each share of Common Stock is entitled to one vote, and each share of Preferred Stock is entitled to that number of votes equal to the whole number of shares of Common Stock into which such holder’s aggregate number of shares of Preferred Stock are convertible as of the close of business on April 26, 2016. As of April 26, 2016, each share of outstanding Preferred Stock was convertible into approximately 2.51 shares of Common Stock.

(2)

This information is based on ownership information reported in the Schedule 13D/A filed on March 17, 2015 with the SEC by Coliseum Capital Management, LLC, Coliseum Capital, LLC, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Adam Gray and Christopher S. Shackelton (Metro Center, 1 Station Place, 7th Floor South, Stamford, CT 06902) and on the Form 4 filed by the same entities and individuals on March 22, 2016. Based on information available in the Schedule 13D/A and Form 4, the shares are held directly by (a) Coliseum Capital Partners, L.P. ("CCP"), an investment limited partnership of which Coliseum Capital, LLC, a Delaware limited liability company ("CC"), is general partner and for which Coliseum Capital Management, LLC, a Delaware limited liability company ("CCM"), serves as investment adviser, (b) Coliseum Capital Partners II, L.P., an investment limited partnership of which CC is general partner and for which CCM serves as investment adviser, and (c) a separate account investment advisory client of CCM. Christopher S. Shackelton and Adam Gray manage CCM and CC. Each of Christopher S. Shackelton, Adam Gray, the separate account, CCP, CC and CCM disclaim beneficial ownership of these securities except to the extent of each person's own pecuniary interest therein.

(3)	This information is based on the Schedule 13G/A filed by FMR LLC (245 Summer Street, Boston, Massachusetts 02210) with the SEC on February 12, 2016.

(4)	This information is based on the Schedule 13G/A filed by BlackRock, Inc. (55 East 52nd Street, New York, NY 10055) with the SEC on January 27, 2016.

(5)

This information is based on the Schedule 13G/A filed by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation (800 Third Avenue, New York, New York 10022) with the SEC on February 11, 2016.

(6)	Includes 25,463 shares of Common Stock held by Mr. Kerley and 667 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 26, 2016.

(7)	Includes 13,519 shares of Common Stock held by Mr. Lindstrom.

(8)	Includes 41,978 shares of Common Stock held by Ms. Meints and 23,813 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 26, 2016.

(9)

Includes shares of Common Stock and Preferred Stock held by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and a separate account managed by Coliseum Capital Management, LLC (for additional information see footnote 2 to the Principal Stockholders table above). Mr. Christopher Shackelton disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(10)	Includes 11,319 shares of Common Stock held by Mr. David Shackelton and 33,333 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 26, 2016.

(11)	Includes 2,061,389 shares of Common Stock and 57,813 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of April 26, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Policy Regarding Certain Relationships and Related Transactions

Pursuant to its written charter, the Audit Committee has adopted a Related Person Transaction Policy that, subject to certain exceptions, requires the Audit Committee (or the chair of the Audit Committee, in certain instances) to review and either ratify, approve or disapprove all “transactions” with “related persons,” which have the meanings given to such terms in Item 404(a) of Regulation S-K.

In determining whether to approve or ratify a transaction with a related person under the policy, the Audit Committee is to consider all relevant information and facts available to it regarding the transaction and take into account factors such as the related person’s relationship to the Company and interest in the transaction (direct or indirect), the terms of the transaction and the benefits to the Company of the transaction. No director is to participate in the approval of a related person transaction for which he or she is a related person or otherwise has a direct or indirect interest.

The Audit Committee is also to review and assess ongoing related person transactions, if any, on at least an annual basis to determine whether any such transactions remain appropriate or should be modified or terminated.

Each year our directors and officers complete Directors’ and Officers’ Questionnaires, which, among other things, are designed to elicit certain information relating to transactions with the Company in which the officer or director or any immediate family member of such officer or director has a direct or indirect interest. We also make inquiries quarterly of officers and directors to identify any additional related person transactions that have arisen since the last inquiry as a means to ensure all potential transactions subject to the policy are captured. These questionnaires are reviewed by our General Counsel and any such transactions or other related person transactions are brought to the attention of the Audit Committee as appropriate.

Transaction with CBIZ Benefits and Insurance Services, Inc.

We use CBIZ Benefits and Insurance Services, Inc., or CBIZ, a subsidiary of CBIZ, Inc., to administer and consult on our self-insured employee health benefits. For 2015, CBIZ and its subsidiaries received fees, paid by Providence of approximately $436,500, and commissions of approximately $169,000, paid by third parties related to business with Providence. Eric Rustand, the son of Warren Rustand, our former Chief Executive Officer, works for CBIZ. Eric Rustand, Senior Benefits Consultant for CBIZ, is the lead consultant on the employee health benefits plans for Providence. For 2015, Eric Rustand received approximately $106,000 in compensation from CBIZ related to CBIZ's business with Providence. Warren Rustand served as a member of the Board and as Chief Executive Officer of Providence until June 1, 2015. The business relationship between Providence and CBIZ existed prior to Warren Rustand becoming a member of the Board.

Unsecured Subordinated Bridge Note and Standby Purchase Agreement

On October 23, 2014, we issued to Coliseum Capital Management, LLC and certain of its affiliates (“Coliseum”), a related party, a 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500,000 (the “Note”). Interest from the issuance date to, but excluding, the 120th day after the issuance date, was paid in cash in the amount of $3,014,795 on the issuance of the Note. Christopher Shackelton, who serves as our Chairman of the Board of Directors, is also a Managing Partner at Coliseum Capital Management, LLC. The Note was repaid in full on February 11, 2015, with the proceeds from a registered Rights Offering (“Rights Offering”) and related standby purchase commitment, which allowed all of the Company’s existing common stockholders the non-transferrable right to purchase their pro rata share of $65,500,000 of convertible preferred stock at a price of $100.00 per share, as further described below.

In connection with the anticipated Rights Offering, on October 23, 2014, the Company entered into a standby purchase agreement (the “Standby Purchase Agreement”) with Coliseum, pursuant to which Coliseum agreed to purchase, substantially simultaneously with the completion of the Rights Offering, in the aggregate, all of the available preferred stock not otherwise sold in the Rights Offering following the exercise of the subscription privileges of holders of the Company’s common stock. As consideration for entering into the Standby Purchase Agreement, on October 23, 2014, the Company paid Coliseum a fee of $2,947,000. In addition, Coliseum’s right, exercisable within 30 days following the completion of the Rights Offering, to purchase additional preferred stock valued at $15,000,000 at a price per share equal to 105% of the Subscription Price, was exercised on March 12, 2015.

Employment of David Shackelton

David Shackelton, the brother of Christopher Shackelton, the Chairman of the Board of Providence, is currently employed by the Company as Chief Financial Officer, or CFO, and reports to our Chief Executive Officer. In 2015, David Shackelton’s total compensation, including the grant date fair value of equity awards, was $3,249,337. David Shackelton’s compensation for 2015 is more fully described above in the Summary Compensation Table and the accompanying explanatory tables.

Independence of the Board

The Board believes that independence depends not only on our director’s individual relationships, but also on the Board’s overall attitude. Providing objective, independent judgment is at the core of the Board’s oversight function. Under our corporate governance guidelines, the Board, with the assistance of legal counsel and the Nominating and Governance Committee, uses the current standards for “independence” established by NASDAQ to evaluate any material relationship a director may have with Providence to determine director independence. A director is not considered “independent” unless the Board affirmatively determines that the director has no material relationship with Providence or any subsidiary in the consolidated group other than as a director of another board of directors of one of our consolidated subsidiaries. Any relationship that falls below a threshold set forth by the standards for “independence” established by NASDAQ and our corporate governance guidelines, or is not required to be disclosed under Item 404(a) of SEC Regulation S-K, is automatically deemed to be an immaterial relationship. Our Board has affirmatively determined that Mr. Kerley, Ms. Meints and Ms. Norwalk are independent directors.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

Fees for professional services provided by KPMG, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2015 and 2014, in each of the following categories were:

	Fiscal Year Ended December 31,
	2015	2014
Audit fees	$3,107,040	$2,455,000
Audit related fees	–	5,000
Tax fees	1,593,983	729,000
All other fees	100,185	576,000
Total	$4,801,208	$3,765,000

Audit Fees. Audit fees consisted of amounts incurred for services performed in association with the annual financial statement audit (including required quarterly reviews), the audit of the Company’s internal control over financial reporting, and other procedures normally required by the independent auditor in order to be able to form an opinion on the Company’s consolidated financial statements. The increase in audit fees in 2015, compared to 2014 is primarily attributable to the Company’s growth due to 2014 acquisitions and the change in scope of audit work with respect to operations subject to internal control testing. Other procedures included consultations relating to the audit or quarterly reviews, and services performed by KPMG in connection with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

Audit Related Fees. Audit related fees consisted of amounts incurred for the stand alone audit of one of the Company’s subsidiaries.

Tax Fees. Tax fees consisted of amounts incurred for professional services rendered by KPMG for tax compliance and tax consulting in 2015 and 2014.

All Other Fees. Other fees primarily consisted of fees incurred for services rendered by KPMG in 2015 and 2014 for the audit of information technology security and internal control over protected client health information related to our non-emergency transportation management services operating segment.

The Audit Committee has considered and determined that the services provided by KPMG were compatible with KPMG maintaining their independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee pre-approved all of the foregoing services provided to the Company by KPMG in fiscal years 2015 and 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2015 and 2014;

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2015, 2014, and 2013; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

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

2.4 (30)	Membership Interest Purchase Agreement, dated September 3, 2015 by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp. and Molina Healthcare, Inc.

2.5(31)

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

3.2(2)	Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010.

3.3(17)	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Providence Service Corporation, dated as of March 27, 2014.

3.4(26)	Certificate of Designations of Series A Convertible Preferred Stock of The Providence Service Corporation, dated as of February 6, 2015

3.5(27)	Certificate of Amendment of the Certificate of Incorporation of The Providence Service Corporation, dated as of May 6, 2015.

4.1(3)	Convertible Senior Subordinated Note Indenture, dated November 13, 2007, between The Providence Service Corporation and The Bank of New York Trust Company, N.A., as Trustee.

4.2(4)	Form of Note (included as Exhibit A to the Indenture, listed as Exhibit 4.1 hereto).

4.3(5)	Amended and Restated Rights Agreement, dated as of December 9, 2011, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

4.4(17)	Amendment and Termination of Rights Agreement, dated as of March 27, 2014, by and between The Providence Service Corporation and Computershare Trust Company, N.A., as Rights Agent.

+10.1(6)	The Providence Service Corporation Stock Option and Incentive Plan, as amended.

+10.2(7)	2003 Stock Option Plan, as amended.

+10.3(32)	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended.

+10.4(9)	Amended and Restated Providence Service Corporation Deferred Compensation Plan.

10.5(3)	Registration Rights Agreement, dated November 13, 2007, by and among The Providence Service Corporation and the Purchasers named therein.

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

10.13 (30)

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

+10.14(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.15(15)	Separation and General Release Agreement dated December 31, 2013 between The Providence Service Corporation and Fred D. Furman.

+10.16(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.17(12)	Employment Agreement dated May 7, 2013 between The Providence Service Corporation and Warren S. Rustand.

+10.18(14)	Employment Agreement dated September 13, 2013 between The Providence Service Corporation and Robert E. Wilson.

+10.19(16)	Letter Agreement dated March 14, 2014, amending the Amended and Restated Employment Agreement, dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.20(18)	Employment Agreement dated March 24, 2014 between The Providence Service Corporation and Herman Schwarz.

+10.21(20)	Executive Service Agreement, dated as of April 10, 2014, by and between Ingeus Europe Limited and Thérèse Rein.

+10.22(23)	Employment Agreement, dated January 14, 2015, by and between The Providence Service Corporation and James Lindstrom.

+10.23(24)	Employment and Separation Agreement, dated February 2, 2015, by and between The Providence Service Corporation and Robert E. Wilson.

+10.24(28)	Separation and General Release Agreement, by and between The Providence Service Corporation and Warren S. Rustand, dated May 29, 2015

+10.25(29)	Employment Agreement, dated August 6, 2015, by and between The Providence Service Corporation and James Lindstrom

+10.26(33)	Employment Agreement, dated as of September 28, 2015, by and between The Providence Service Corporation and David Shackelton

+10.27(26)	Letter Agreement regarding Offer of Employment, effective as of January 6, 2014, by and between The Providence Service Corporation and Michael-Bryant Hicks.

+10.28(26)	Letter Agreement regarding Offer of Employment, dated as of January 5, 2015, by and between The Providence Service Corporation and Michael Fidgeon.

+10.29(11)	Form of Restricted Stock Agreements, as amended.

+10.30(11)	Form of Stock Option Agreements.

+10.31(11)	Form of 2011 Performance Restricted Stock Unit Agreements.

+10.32(1)	Form of 2012 Performance Restricted Stock Unit Agreements.

+10.33(12)	Form of 2013 Performance Restricted Stock Unit Agreements.

+10.34(26)	Form of 2014 Performance Restricted Stock Unit Agreements.

+10.35(25)	Form of 2015 Performance Restricted Stock Unit Agreements.

+10.36(29)	2015 HoldCo LTI Program of Providence Service Corporation

+10.37(29)	Form of Special Incentive Stock Option Award Agreement

+10.38(29)	Form of Matching Incentive Stock Option Award Agreement

* 12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

**31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

**31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*101. INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Previously filed with the Original Filing

**	Filed herewith

(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

(2)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.

(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.

(7)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(8)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.

(9)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.

(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.

(11)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.

(12)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 10, 2013.

(13)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.

(14)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.

(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2014.

(16)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014.

(17)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

(18)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(19)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(20)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2014.

(21)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014.

(22)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2014.

(23)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015.

(24)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.

(25)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 11, 2015.

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

THE PROVIDENCE SERVICE CORPORATION

Date: April 29, 2016	By:
/s/ James Lindstrom
James Lindstrom Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2016	By:
/s/ David Shackelton
David Shackelton Chief Financial Officer
(Principal Financial Officer)