Form 10-Q
period 2016-03-31
PROVIDENCE SERVICE CORP
filed 2016-05-06
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-34221

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Canal Street, Third Floor, Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

(520) 747-6600

(Registrant’s telephone number, including area code)

44 E. Broadway Blvd., Suite 350

Tucson, Arizona 85701

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 3, 2016, there were outstanding 14,860,533 shares (excluding treasury shares of 2,352,279) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,217	$84,770
Accounts receivable, net of allowance of $5,646 in 2016 and $5,587 in 2015	153,940	178,049
Other receivables	14,800	16,298
Prepaid expenses and other	31,111	30,718
Restricted cash	3,903	4,012
Deferred tax assets	6,516	5,877
Total current assets	305,487	319,724
Property and equipment, net	61,419	57,787
Goodwill, net	339,227	340,029
Intangible assets, net	275,728	285,951
Other assets	28,521	30,625
Restricted cash, less current portion	13,639	16,044
Deferred tax asset	1,830	42
Total assets	$1,025,851	$1,050,202
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$33,313	$31,375
Accounts payable	28,481	30,007
Accrued expenses	100,327	130,552
Accrued transportation costs	84,467	64,537
Deferred revenue	28,491	28,667
Reinsurance and related liability reserves	8,507	10,134
Total current liabilities	283,586	295,272
Long-term obligations, less current portion	274,540	268,696
Other long-term liabilities	27,451	25,052
Deferred tax liabilities	91,765	93,474
Total liabilities	677,342	682,494
Commitments and contingencies (Note 13)
Reedeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,518 and 803,518 issued and outstanding; 5.5%/8.5% dividend rate	77,576	77,576
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,210,031 and 17,186,780 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	293,841	293,012
Retained earnings	70,345	69,209
Accumulated other comprehensive loss, net of tax	(18,323)	(16,831)
Treasury shares, at cost, 2,333,784 and 1,895,998 shares	(74,402)	(54,823)
Total Providence stockholders' equity	271,478	290,584
Noncontrolling interest	(545)	(452)
Total stockholders' equity	270,933	290,132
Total liabilities and stockholders' equity	$1,025,851	$1,050,202

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended March 31,
	2016	2015

Service revenue, net	$432,650	$419,829

Operating expenses:
Service expense	386,488	366,537
General and administrative expense	19,172	19,466
Depreciation and amortization	14,336	13,053
Total operating expenses	419,996	399,056
Operating income	12,654	20,773

Other expenses:
Interest expense, net	3,635	5,195
Equity in net loss of investee	2,717	2,483
Loss (gain) on foreign currency transactions	(75)	319
Income from continuing operations before income taxes	6,377	12,776
Provision for income taxes	4,248	6,921
Income from continuing operations, net of tax	2,129	5,855
Discontinued operations, net of tax	-	394
Net income	2,129	6,249
Net loss (income) attributable to noncontrolling interests	106	(12)
Net income attributable to Providence	$2,235	$6,237

Net income available to common stockholders (Note 11)	$1,002	$5,092

Basic earnings per common share:
Continuing operations	$0.07	$0.30
Discontinued operations	-	0.02
Basic earnings per common share	$0.07	$0.32

Diluted earnings per common share:
Continuing operations	$0.07	$0.30
Discontinued operations	-	0.02
Diluted earnings per common share	$0.07	$0.32

Weighted-average number of common shares outstanding:
Basic	15,057,598	15,976,050
Diluted	15,185,548	16,145,176

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended March 31,
	2016	2015

Net income	$2,129	$6,249
Net loss (income) attributable to noncontrolling interest	106	(12)
Net income attributable to Providence	2,235	6,237
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,492)	(5,295)
Other comprehensive loss	(1,492)	(5,295)
Comprehensive income	637	954
Comprehensive loss (income) attributable to noncontrolling interest	93	(6)
Comprehensive income attributable to Providence	$730	$948

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2016	2015
Operating activities
Net income	$2,129	$6,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,521	5,089
Amortization	8,815	9,811
Provision for doubtful accounts	494	599
Stock-based compensation	612	2,864
Deferred income taxes	(3,954)	(1,512)
Amortization of deferred financing costs and debt discount	532	539
Excess tax benefit upon exercise of stock options	(41)	(1,989)
Equity in net loss of investee	2,717	2,483
Other non-cash charges (credits)	(43)	319
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	22,520	(49,699)
Other receivables	1,487	77
Restricted cash	-	(106)
Prepaid expenses and other	(3,222)	6,364
Reinsurance liability reserve	(1,728)	(1,121)
Accounts payable and accrued expenses	4,071	14,083
Income taxes payable on sale of business	(28,337)	-
Accrued transportation costs	19,930	17,830
Deferred revenue	516	2,879
Other long-term liabilities	2,615	631
Net cash provided by operating activities	34,634	15,390
Investing activities
Purchase of property and equipment	(9,814)	(6,394)
Net decrease in short-term investments	(5)	(5)
Acquisitions, net of cash acquired	-	(1,665)
Equity investments	(3,229)	-
Restricted cash for reinsured claims losses	2,514	694
Net cash used in investing activities	(10,534)	(7,370)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	80,667
Preferred stock dividends	(1,099)	(594)
Repurchase of common stock, for treasury	(19,579)	(721)
Proceeds from common stock issued pursuant to stock option exercise	176	2,199
Excess tax benefit upon exercise of stock options	41	1,989
Repayment of long-term debt	(7,750)	(71,312)
Proceeds from long-term debt	15,000	-
Payment of contingent consideration	-	(7,496)
Other financing costs	-	1
Net cash provided by (used in) financing activities	(13,211)	4,733
Effect of exchange rate changes on cash	(442)	(3,029)
Net change in cash and cash equivalents	10,447	9,724
Cash and cash equivalents at beginning of period	84,770	160,406
Cash and cash equivalents at end of period	$95,217	$170,130

Supplemental cash flow information:
Cash paid for interest	$3,165	$4,439
Cash paid for income taxes	$28,564	$1,713
Accrued unfunded future equity investment capital contributions	$1,531	$-

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(in thousands except years, share and per share data)

1.     Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is a holding company, whose subsidiaries provide critical healthcare and workforce development services. We operate in three segments: Non-Emergency Transportation Services (“NET Services”), Workforce Development Services (“WD Services”) and Health Assessment Services (“HA Services”). NET Services coordinates non-emergency transportation for individuals whose limited mobility and/or financial resources would otherwise hinder them from accessing necessary healthcare and social services. WD Services primarily provides employability and offender rehabilitation services to eligible participants of government sponsored programs. HA Services provides care optimization and delivery solutions, including comprehensive health assessments (“CHAs”) for health plans as well as in-home care management offerings.

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by non-governmental entities. All amounts are presented in US dollars in thousands, unless the context otherwise requires or otherwise noted.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. On November 1, 2015, the Company completed the sale of the Human Services segment and, as such, operating results for this segment are reported as discontinued operations, net of tax in the condensed consolidated statements of income for the three months ended March 31, 2015. See Note 15, Discontinued Operations for further information. Effective January 1, 2016, the Company adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and reclassified debt issuance costs to a contra-liability account in the condensed consolidated balance sheet as of December 31, 2015. Additionally, the Company recast its condensed consolidated statement of other comprehensive income for the three months ended March 31, 2015 to conform with the presentation of other comprehensive income included in the Company’s Form 10-K for the year ended December 31, 2015.

2.     Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the three months ended March 31, 2016:

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company capitalizes debt issuance costs incurred in connection with its credit facilities, line-of-credit, and other borrowings (“deferred financing costs”), and amortizes such costs over the life of the respective debt liability.

Upon adoption of ASU 2015-03 on January 1, 2016, the Company elected to present deferred financing costs for both its credit facilities and line-of credit arrangement as a direct deduction from the carrying amount of the respective debt liability. Accordingly, deferred financing costs, net of amortization, totaling $3,774 at December 31, 2015 have been reclassified from “Other assets” to “Long-term obligations, less current portion” in the condensed consolidated balance sheets. Deferred financing costs, net of accumulated amortization, totaling approximately $4,347 and $4,879 at March 31, 2016 and December 31, 2015, respectively, are included in “Long-term obligations, less current portion” in the condensed consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016 had no impact on the consolidation of the Company’s existing VIEs.

Updates to the recent accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2015 are as follows:

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied prospectively upon their effective date. The adoption of ASU 2016-07 will impact the Company’s accounting and disclosures related to future equity method investments.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). This ASU is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. Additionally, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). This clarifies two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. ASU 2016-08 and ASU 2016-10 will have the same effective dates and transition requirements as the new revenue standard issued in ASU 2014-09. The Company currently is evaluating the impact of the adoption of these ASUs on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This ASU is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company currently is evaluating the impact of the adoption of ASU 2016-09 on the Company's consolidated financial statements and whether it will early adopt ASU 2016-09.

There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for the year ended December 31, 2015.

 3.    Equity Investment

The Company entered into a joint venture agreement in November 2014 to form Mission Providence Pty Ltd (“Mission Providence”). Mission Providence delivers employment services in Australia. The Company has a 60% ownership in Mission Providence, and has rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company provided to Mission Providence $3,229 in capital contributions during the three months ended March 31, 2016, and may continue to provide further contributions in exchange for its equity interests.

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital. As a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s losses are recorded as “Equity in net loss of investee” in the accompanying condensed consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the condensed consolidated statements of cash flows as “Equity investments”. The investment is accounted for as part of the WD Services segment.

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Mission Providence as of March 31, 2016 and December 31, 2015:

	Other Assets	Accrued Expenses	Maximum Exposure to Loss
March 31, 2016	$6,960	$1,531	$6,960
December 31, 2015	$9,324	$4,654	$9,324

Accrued Expenses relate to future funding commitments required under the joint venture agreement pursuant to the Company’s 60% equity interest that have been approved by the Mission Providence joint venture Board. An additional AUD $4,286 (approximately $3,287 as of March 31, 2016) in future funding commitments required by the joint venture agreement have not been recognized as of March 31, 2016 because such commitments have not been approved for funding by the Mission Providence joint venture Board.

Summary financial information for Mission Providence on a standalone basis is as follows:

	March 31, 2016	December 31, 2015
Current assets	$7,004	$7,789
Long-term assets	9,561	8,869
Current liabilities	13,240	10,488
Long-term liabilities	-	-

	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenue	$7,399	$-
Operating loss	(4,428)	(4,800)
Net loss	(2,974)	(3,358)

 4.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	March 31, 2016	December 31, 2015
Prepaid income taxes	$722	$1,607
Prepaid insurance	1,752	3,714
Prepaid taxes and licenses	4,422	4,895
Prepaid rent	2,180	2,246
Deposits held for leased premises and bonds	3,848	3,622
Other	18,187	14,634

Total prepaid expenses and other	$31,111	$30,718

5.     Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued compensation	$28,402	$27,546
NET Services accrued contract payments	22,627	26,669
Taxes payable	3,769	24,302
Other	45,529	52,035
Total accrued expenses	$100,327	$130,552

6.     Restructuring and Related Reorganization Costs

In the fourth quarter of 2015, WD Services approved two redundancy plans.  The first plan relates to the termination of employees currently delivering services under a new offender rehabilitation program.  The second plan primarily relates to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the United Kingdom (the “UK”).   The Company recorded severance and related charges of approximately $1,171 during the three months ended March 31, 2016 relating to revisions of estimated termination benefits as well as an increase in the number of individuals impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income. The cost is estimated based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. The final identification of the employees is subject to customary consultation procedures.

Summary of Severance and Related Charges

	December 31, 2015	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	March 31, 2016

Charges related to new offender rehabilitation program	$6,538	$1,065	$(583)	$(190)	$6,830
Charges related to UK restructuring	2,059	106	(693)	(62)	1,410

Total	$8,597	$1,171	$(1,276)	$(252)	$8,240

The total of accrued severance and related costs of $8,240 and $8,597 are reflected in “Accrued expenses” in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively. The amount accrued as of March 31, 2016 is expected to be settled primarily in 2016.

7.     Long-Term Obligations

The Company’s long-term obligations were as follows:

	March 31, 2016	December 31, 2015

$240,000 revolving loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.18% at March 31, 2016) with interest payable at least once every three months through August 2018	$34,700	$19,700
$250,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.36% at March 31, 2016), with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months, through August 2018	225,000	231,250
$60,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.36% at March 31, 2016), with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	52,500	54,000
	312,200	304,950
Unamortized discount on debt	(4,347)	(4,879)
	307,853	300,071
Less current portion	33,313	31,375
Total long-term obligations, less current portion	$274,540	$268,696

The fair value of the long-term obligations approximated $315,845 and $308,892 at March 31, 2016 and December 31, 2015, respectively. The fair value of the Company’s long-term obligations has been determined based on an income approach to discount the future debt payments using current market yields and is categorized within Level 3 of the fair value hierarchy.

8.     Convertible Preferred Stock, Net

The Company completed a rights offering on February 5, 2015 (the “Rights Offering”) providing all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price equal to $100.00 per share. The convertible preferred stock is convertible into shares of Providence’s common stock at a conversion price equal to $39.88 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on October 22, 2014.

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's convertible preferred stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the "Standby Purchasers") and the Company, the remaining 524,116 shares of the Company's preferred stock were purchased by the Standby Purchasers at the $100 per share subscription price. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement. Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock, at a purchase price of $105.00 per share or a total purchase price of $15,750, of the same series and having the same conversion price as the convertible preferred stock sold in the Rights Offering.

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

In the event the Company does not declare and pay a cash dividend, the Company will declare a paid in kind (“PIK”) dividend by increasing the liquidation preference of the convertible preferred stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to the liquidation preference then in effect multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination. All holders of the Company’s convertible preferred stock are able to convert their convertible preferred stock into shares of common stock at a rate of approximately 2.51 shares of common stock for each share of convertible preferred stock. As of March 31, 2016, 1,482 shares of convertible preferred stock were converted to 3,715 shares of common stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, which commenced on April 1, 2015, and, if declared, will begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, will accrue cumulatively on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends totaling $1,099 and $594 were distributed to convertible preferred stockholders on April 1, 2016 and April 1, 2015, respectively.

The convertible preferred stock is accounted for outside of stockholders’ equity as it may be redeemed upon certain change in control events that are not solely in the control of the Company. Dividends are recorded in stockholders’ equity and consist of the 5.5%/8.5% dividend. At the time of issuance of the convertible preferred stock, the Company recorded a discount on convertible preferred stock related to beneficial conversion features that arose due to the closing price of the Company’s common stock being higher than the conversion price of the convertible preferred stock on the commitment date. The amortization of this discount was recorded in stockholders’ equity. The discount was fully amortized as of June 30, 2015.

As of March 31, 2016, the 803,518 outstanding shares of convertible preferred stock are convertible into 2,014,840 shares of common stock.

9.     Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the three months ended March 31, 2016:

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
Balance at December 31, 2015	17,186,780	$17	$293,012	$69,209	$(16,831)	1,895,998	$(54,823)	$(452)	$290,132
Stock-based compensation	-	-	612	-	-	-	-	-	612
Exercise of employee stock options, including net tax windfall of $41	11,513	-	217	-	-	-	-	-	217
Restricted stock issued	11,738	-	-	-	-	2,051	(100)	-	(100)
Stock repurchase plan	-	-	-	-	-	435,735	(19,479)		(19,479)
Foreign currency translation adjustments, net of tax	-	-	-	-	(1,492)	-	-	13	(1,479)
Convertible preferred stock dividends	-	-	-	(1,099)	-	-	-	-	(1,099)
Noncontrolling interests	-	-	-	-	-	-	-	(106)	(106)
Net income attributable to Providence	-	-	-	2,235	-	-	-	-	2,235

Balance at March 31, 2016	17,210,031	$17	$293,841	$70,345	$(18,323)	2,333,784	$(74,402)	$(545)	$270,933

10.   Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Typical awards issued under this plan include stock option awards, restricted stock awards (“RSAs”) and performance based restricted stock units (“PRSUs”). In addition, the Company has a long-term incentive plan designed to provide long-term performance based awards to certain executive officers of the Company which also falls under the 2006 Plan.

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Service expense	$135	$1,912
General and administrative expense	477	919
Discontinued operations, net of tax	-	33
Total stock-based compensation	$612	$2,864

Stock-based compensation, for share settled awards, includes benefits from forfeitures of stock-based compensation awards. At March 31, 2016, the Company had 474,773 stock options outstanding with a weighted-average exercise price of $35.15. The Company also had 50,632 shares of unvested RSAs outstanding at March 31, 2016 with a weighted-average grant date fair value of $43.63 and 49,760 unvested PRSUs outstanding.

The Company also awards stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash settled awards and are not included as part of the 2006 Plan. During the three months ended March 31, 2016 and 2015, respectively, the Company recorded $730 and $2,032 of stock-based compensation expense for cash settled awards which is included as “General and administrative expense” in the accompanying condensed consolidated statements of income. At March 31, 2016 the Company had 12,259 SEUs and 200,000 stock option equivalent units outstanding.

The Company also provides cash settled long-term incentive plans for executive management and key employees of its three operating segments which were put into place in the fourth quarter of 2015. For the three months ended March 31, 2016, approximately $1,548 of expense is included as “Service expense” in the condensed consolidated statements of income related to these plans.

11.   Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2016	2015
Numerator:
Net income attributable to Providence	$2,235	$6,237
Less dividends on convertible preferred stock	(1,099)	(594)
Less accretion of convertible preferred stock discount	-	(246)
Less income allocated to participating securities	(134)	(305)
Net income available to common stockholders	$1,002	$5,092

Continuing operations	$1,002	$4,720
Discontinued operations	-	372
	$1,002	$5,092

Denominator:
Denominator for basic earnings per share -- weighted-average shares	15,057,598	15,976,050
Effect of dilutive securities:
Common stock options	121,009	169,126
Performance-based restricted stock units	6,941	-
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	15,185,548	16,145,176

Basic earnings per share:
Continuing operations	$0.07	$0.30
Discontinued operations	-	0.02
	$0.07	$0.32
Diluted earnings per share:
Continuing operations	$0.07	$0.30
Discontinued operations	-	0.02
	$0.07	$0.32

The accretion of convertible preferred stock discount in the table above is related to a beneficial conversion feature of the Company’s convertible preferred stock that was fully amortized as of June 30, 2015. Income allocated to participating securities is calculated by allocating a portion of net income attributable to Providence less dividends on convertible stock and accretion of convertible preferred stock discount to the convertible preferred stock holders on a pro-rata as converted basis; however, the convertible preferred stockholders are not required to absorb losses.

For the three months ended March 31, 2016 and 2015, employee stock options to purchase 33,957 and 463,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share as the effect of these options would have been antidilutive. For the three months ended March 31, 2016 and 2015, 803,518 and 381,000 shares of convertible preferred stock, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

12.   Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2016 and 2015 was 66.6% and 54.2%, respectively. The effective tax rates for these periods exceeded the United States (the “US”) federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes and certain non-deductible expenses such as amortization of deferred consideration related to acquisitions.

13.   Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL.  The complaint names Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum Capital Management”) as defendants, and the Company as a nominal defendant.  The complaint purported to allege that the dividend rate increase term originally in the Company’s outstanding convertible preferred stock was an impermissibly coercive measure that impaired the voting rights of the Company’s stockholders in connection with the vote on the removal of certain voting and conversion caps previously applicable to the preferred stock (the “Caps”), that the Individual Defendants breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s preferred stock, and that the Company failed to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint also purported to assert derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and Standby Purchase Agreement with Coliseum Capital Management, and granting Coliseum Capital Management certain stock options.  The complaint further alleged that Coliseum Capital Management aided and abetted the Individual Defendants in breaching their fiduciary duties.  The complaint sought, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, corporate governance reforms, unspecified damages and other relief.

On August 31, 2015, after arm’s length negotiations, the parties reached an agreement in principle and executed a memorandum of understanding (“MOU”) providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The MOU stated that the defendants had entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (“Definitive Proxy Statement”), Coliseum Capital Management and certain of its affiliates and the Company entered into an amendment to that certain Series A Preferred Stock Exchange Agreement, by and among Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Blackwell Partners, LLC, and The Providence Service Corporation dated as of February 11, 2015 described in the Definitive Proxy Statement, and the Board of Directors of the Company agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the preferred stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a supplement to the proxy statement on Schedule 14A. On September 16, 2015, Providence stockholders approved the removal of the Caps. At a hearing on February 9, 2016, the Court denied approval of the settlement.

On January 12, 2016, the plaintiff filed a verified amended class action and derivative complaint. In addition to the defendants named in the earlier complaint, the amended complaint names David Shackelton, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC, Coliseum Capital Co-Invest, L.P. (collectively, and together with Coliseum Capital Management, LLC, “Coliseum”) and RBC Capital Markets, LLC, (“RBC Capital Markets”) as additional defendants. The amended complaint purports to assert direct and derivative claims for breach of fiduciary duty against some or all of the Individual Defendants and David Shackelton (collectively, the “Amended Individual Defendants”) regarding the approval of the subordinated note, the rights offering, the Standby Purchase Agreement with Coliseum Capital Management, and grant to Coliseum Capital Management of certain stock options. The amended complaint also purports to assert a derivative claim for unjust enrichment against Coliseum and further alleges that Coliseum and RBC Capital Markets aided and abetted the Amended Individual Defendants in breaching their fiduciary duties. The amended complaint seeks, among other things, revision or rescission of the terms of the subordinated note and preferred stock, corporate governance reforms, unspecified damages and other relief.

By stipulated orders dated March 24, 2016, the Court allowed the plaintiff to file a second amended complaint on or before May 7, 2016 and provided that the defendants need not respond to the amended complaint.

For further information regarding this legal proceeding, please see Note 19, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has indemnified the Standby Purchasers from and against any and all losses, claims, damages, expenses and liabilities relating to or arising out of (i) any breach of any representation, warranty, covenant or undertaking made by or on behalf of the Company in the Standby Purchase Agreement and (ii) the transactions contemplated by the Standby Purchase Agreement and the 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500, except to the extent that any such losses, claims, damages, expenses and liabilities are attributable to the gross negligence, willful misconduct or fraud of such Standby Purchaser. The Company recorded approximately $106 of indemnified legal expenses of the Standby Purchasers as required by the Standby Purchase Agreement related to this case during the three months ended March 31, 2016, which is included in “General and administrative expenses” in the condensed consolidated statement of income.

The Company recorded approximately $557 in fully insured legal expenses related to this case during the three months ended March 31, 2016, which is included in “General and administrative expenses” in the condensed consolidated statement of income and has been fully reduced by an insurance receivable. The Company has recognized an insurance receivable of approximately $1,819 and $2,210 in “Other receivables” in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively, which is related to reimbursement of legal costs through insurance proceeds related to this legal proceeding.

In addition to the matter described above, in the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence. We also evaluate other potential contingent matters, including ongoing matters of our acquired companies that arose prior to our date of purchase. Our indemnification agreements or other agreements may not protect us from liability, even where the relevant matter existed prior to our ownership of the acquired companies. As of March 31, 2016, HA Services has certain malpractice claims that arose prior to our date of purchase. We believe it is reasonably possible that a loss has occurred; however, we are not able to reliably estimate the amount of such loss. Although, we do not believe that the aggregate amount of liability reasonably possible with respect to these matters would have a material adverse effect on our financial results, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Other Indemnifications

           The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment. All representation and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment survive through the 15th month following the closing date. However, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. As of March 31, 2016, no claims have been filed against the representations and warranties contained in the Purchase Agreement.

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NET Services as of March 31, 2016. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated condensed balance sheets, was approximately $1,341 and $1,600 at March 31, 2016 and December 31, 2015, respectively.

14.   Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 13, Commitments and Contingencies. Convertible preferred stock dividends earned by the Standby Purchasers during the three months ended March 31, 2016 and 2015 totaled $1,047 and $566, respectively.

15.   Discontinued Operations

On November 1, 2015, the Company completed the sale of the Human Services segment. The operating results of this segment are reported as discontinued operations, net of tax, in the condensed consolidated statements of income for the three months ended March 31, 2015.

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the three months ended March 31, 2015:

Three months ended March 31, 2015

Service revenue, net	$85,966

Operating expenses:
Service expense	77,319
General and administrative expense	5,218
Depreciation and amortization	1,847
Total operating expenses	84,384
Operating income	1,582

Other expenses:
Interest expense, net	812
Income from discontinued operations	770
Provision for income taxes	376
Discontinued operations, net of tax	$394

Interest expense, net

The Company allocated interest expense to discontinued operations based on the portion of the revolving line of credit that was required to be paid with the proceeds from the sale of the Human Services segment. The total allocated interest expense was $839 for the three months ended March 31, 2015 and is included in “Interest expense, net” in the table above.

Cash Flow Information

The following table presents depreciation, amortization and capital expenditures of the discontinued operations for the three months ended March 31, 2015:

Three months ended March 31, 2015

Cash flows from discontinued operating activities:
Depreciation	$879
Amortization	968

Cash flows from discontinued investing activities:
Purchase of property and equipment	$86

16.   Segments

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

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$290,984	$91,043	$50,592	$31	$432,650
Service expense	266,969	81,672	37,790	57	386,488
General and administrative expense	2,837	7,871	656	7,808	19,172
Depreciation and amortization	2,877	3,579	7,796	84	14,336
Operating income (loss)	$18,301	$(2,079)	$4,350	$(7,918)	$12,654

Equity in net loss of investee	$-	$2,717	$-	$-	$2,717

	Three months ended March 31, 2015
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$254,760	$107,618	$57,432	$19	$419,829
Service expense	229,247	94,232	43,213	(155)	366,537
General and administrative expense	2,497	7,225	523	9,221	19,466
Depreciation and amortization	2,277	3,316	7,182	278	13,053
Operating income (loss)	$20,739	$2,845	$6,514	$(9,325)	$20,773

Equity in net loss of investee	$-	$2,483	$-	$-	$2,483

Geographic Information

Domestic service revenue, net, totaled 79.9% and 75.3% of service revenue, net for the three months ended March 31, 2016 and 2015, respectively. Foreign service revenue, net, totaled 20.1% and 24.7% of service revenue, net for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, approximately $118,042, or 33.9%, of the Company’s net assets were located in countries outside of the US. At December 31, 2015, approximately $108,587, or 29.5%, of the Company’s net assets were located in countries outside of the US.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2016 and 2015, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2015. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2016 and Q1 2015 mean the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively.

Overview of our business

The Providence Service Corporation is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of healthcare and workforce development services to a variety of end markets. Our operations currently are organized into three principal business segments: NET Services, WD Services, and HA Services.

Critical accounting estimates and policies

As of March 31, 2016, there has been no change in our critical accounting policies. For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2015.

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

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q1 2016 and Q1 2015 (in thousands):

	Three months ended March 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	432,650	100.0%	419,829	100.0%

Operating expenses:
Service expense	386,488	89.3%	366,537	87.3%
General and administrative expense	19,172	4.4%	19,466	4.6%
Depreciation and amortization	14,336	3.3%	13,053	3.1%
Total operating expenses	419,996	97.1%	399,056	95.1%

Operating income	12,654	2.9%	20,773	4.9%

Non-operating expense:
Interest expense, net	3,635	0.8%	5,195	1.2%
Equity in net loss of investee	2,717	0.6%	2,483	0.6%
Loss (gain) on foreign currency transactions	(75)	0.0%	319	0.1%
Income from continuing operations before income taxes	6,377	1.5%	12,776	3.0%
Provision for income taxes	4,248	1.0%	6,921	1.6%
Income from continuing operations, net of tax	2,129	0.5%	5,855	1.4%
Discontinued operations, net of tax	-	0.0%	394	0.1%
Net income	2,129	0.5%	6,249	1.5%
Net loss (income) attributable to noncontrolling interest	106	0.0%	(12)	0.0%
Net income attributable to Providence	2,235	0.5%	6,237	1.5%

Service revenue, net. Consolidated service revenue, net for Q1 2016 increased $12.8 million, or 3.1%, compared to Q1 2015. Revenue for Q1 2016 compared to Q1 2015 includes an increase in revenue attributable to NET Services of approximately $36.2 million. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of approximately $16.6 million and a decrease in revenue of HA Services of approximately $6.8 million.

Total operating expenses. Consolidated operating expenses for Q1 2016 increased $20.9 million, or 5.2%, compared to Q1 2015. Operating expenses for Q1 2016 compared to Q1 2015 included an increase in expenses attributable to NET Services of approximately $38.7 million. This increase in operating expenses was partially offset by a decrease in operating expenses of WD Services of approximately $11.7 million, a decrease in operating expenses of HA Services of approximately $4.7 million and a decrease in operating expenses of Corporate and Other of approximately $1.4 million.

Operating income. Consolidated operating income for Q1 2016 decreased approximately $8.1 million, or 39.1%, compared to Q1 2015. The decrease was primarily attributable to decreases in operating income in Q1 2016 as compared to Q1 2015 of WD Services of approximately $4.9 million, NET Services of $2.4 million and HA Services of $2.2 million. These decreases were partially offset by a decrease in Corporate and Other operating loss of approximately $1.4 million.

Interest expense, net. Consolidated interest expense, net for Q1 2016 decreased approximately $1.6 million, or 30.0%, compared to Q1 2015. The decrease was primarily related to a decrease in long-term obligations from $505.4 million at March 31, 2015 to $312.2 million at March 31, 2016, due to the repayment of debt in conjunction with the sale of the Human Services segment in November 2015.

Equity in net loss of investee. Equity in net loss of investee relates to our investment in Mission Providence. Mission Providence began providing services in July 2015. We record 75% of Mission Providence’s profit or loss.

Loss (gain) on foreign currency transactions. The foreign currency gain of $0.1 million and loss of $0.3 million for Q1 2016 and Q1 2015, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for Q1 2016 and Q1 2015 was 66.6% and 54.2%, respectively. The effective tax rate exceeded the United States federal statutory rate of 35% for these periods primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes, and certain non-deductible expenses such as amortization of deferred consideration related to acquisitions.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for Q1 2015 (in thousands):

	Three months ended March 31, 2015
	$	Percentage of Revenue
Service revenue, net	85,966	100.0%

Service expense	77,319	89.9%
General and administrative expense	5,218	6.1%
Depreciation and amortization	1,847	2.1%
Interest expense, net	812	0.9%
Income from discontinued operations before provision for income taxes	770	0.9%
Provision for income taxes	376	0.4%
Discontinued operations, net of tax	394	0.5%

The results above include an allocation of interest expense related to 50% of the net proceeds from the sale of the Human Services segment, which was required to be repaid by the lenders under the terms of the Company’s credit facility.

Net loss (income) attributable to noncontrolling interests. We have minority interests, some of which are in companies that are currently experiencing losses due to start-up costs. As such we have a net loss attributable to noncontrolling interests.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q1 2016 and Q1 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	290,984	100.0%	254,760	100.0%

Service expense	266,969	91.7%	229,247	90.0%
General and administrative expense	2,837	1.0%	2,497	1.0%
Depreciation and amortization	2,877	1.0%	2,277	0.9%
Operating income	18,301	6.3%	20,739	8.1%

Service revenue, net. Services revenue, net for Q1 2016 increased $36.2 million, or 14.2%, compared to Q1 2015. The increase was primarily related to the full quarter impact of new contracts that commenced in 2015 in Florida, California, and Texas; increased membership under existing contracts in Florida, California, Michigan and Pennsylvania; and higher rates in certain existing markets.

Service expense, net. Service expense for our NET Services segment included the following for Q1 2016 and Q1 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	217,329	74.7%	186,650	73.3%
Payroll and related costs	40,582	13.9%	33,713	13.2%
Other operating expenses	8,976	3.1%	8,554	3.4%
Stock-based compensation	82	0.0%	330	0.1%
Total service expense	266,969	91.7%	229,247	90.0%

Service expense for Q1 2016 increased $37.7 million, or 16.5%, compared to Q1 2015. The increase in service expense was primarily attributable to an increase in purchased transportation services due primarily to higher volume. Purchased transportation services as a percentage of revenue increased slightly, primarily as a result of an increase in utilization amongst Medicaid expansion and other members. Additionally, our payroll and related costs increased for Q1 2016 as compared to Q1 2015 primarily due to the hiring of additional executive management members to support growth and operational initiatives and the hiring of other employees to support new contracts and increased call volume associated with increased utilization, and a long-term incentive plan for management put into place in the fourth quarter of 2015. Our other operating expenses also increased in Q1 2016 as compared to Q1 2015 due to volume, although they decreased slightly as a percentage of revenue.

General and administrative expense. General and administrative expenses in Q1 2016 increased $0.3 million, or 13.6%, as compared to Q1 2015, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense remained constant at approximately 1.0%.

Depreciation and amortization expense. Depreciation and amortization expenses increased approximately $0.6 million primarily due to the addition of long-lived assets in our expanded call centers. As a percentage of revenue, depreciation and amortization increased slightly from 0.9% for Q1 2015 to 1.0% for Q1 2016.

WD Services

WD Services segment financial results are as follows for Q1 2016 and Q1 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	91,043	100.0%	107,618	100.0%

Service expense	81,672	89.7%	94,232	87.6%
General and administrative expense	7,871	8.6%	7,225	6.7%
Depreciation and amortization	3,579	3.9%	3,316	3.1%
Operating income (loss)	(2,079)	-2.3%	2,845	2.6%

Service revenue, net. Service revenue, net in Q1 2016 decreased $16.6 million, or 15.4%, compared to Q1 2015. The decrease in Q1 2016 compared to Q1 2015 was primarily related to revenue declines associated with declining referrals and an altered pricing structure under the segment’s primary employability program in the United Kingdom.

Service expense. Service expense for our WD Services segment included the following for Q1 2016 and Q1 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	56,879	62.5%	66,562	61.9%
Purchased services	14,494	15.9%	16,194	15.0%
Other operating expenses	10,267	11.3%	9,904	9.2%
Stock-based compensation	32	0.0%	1,572	1.5%
Total service expense	81,672	89.7%	94,232	87.6%

Service expense in Q1 2016 decreased $12.6 million, or 13.3%, compared to Q1 2015. Payroll and related costs decreased primarily as a result of decreased headcount associated with declining referrals under WD Services’ primary employability program. Partially offsetting these decreases was increased payroll and related costs associated with a significant new offender rehabilitation program that began in 2015 and approximately $1.2 million in termination benefits primarily related to two redundancy plans designed to better align headcount with service delivery volumes and new information technology systems. Stock-based compensation decreased approximately $1.5 million in Q1 2016 as compared to Q1 2015 due to the settlement of outstanding awards in the fourth quarter of 2015 in relation to the separation of two executives.

General and administrative expense. General and administrative expense in Q1 2016 increased $0.6 million compared to Q1 2015 due to facility costs related to the growth associated with our new programs.

Depreciation and amortization expense. Depreciation and amortization expense for Q1 2016 increased approximately $0.3 million compared to Q1 2015.

HA Services

HA Services segment financial results are as follows for Q1 2016 and Q1 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	50,592	100.0%	57,432	100.0%

Service expense	37,790	74.7%	43,213	75.2%
General and administrative expense	656	1.3%	523	0.9%
Depreciation and amortization	7,796	15.4%	7,182	12.5%
Operating income	4,350	8.6%	6,514	11.3%

Service revenue, net. HA Services revenue in Q1 2016 decreased $6.8 million, or 11.9%, as compared to Q1 2015. The decrease was primarily attributable to decreased volume specifically related to one large customer that reduced their volume commitment for 2016 versus 2015, as well as a slight decline in pricing. Partially offsetting this decrease was an increase in volume by other customers.

Service expense. Service expense for our HA Services segment included the following for Q1 2016 and Q1 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	31,903	63.1%	35,112	61.1%
Purchased services	308	0.6%	227	0.4%
Other operating expenses	5,557	11.0%	7,864	13.7%
Stock-based compensation	22	0.0%	10	0.0%
Total service expense	37,790	74.7%	43,213	75.2%

 Service expense in Q1 2016 decreased $5.4 million, or 12.5%, compared to Q1 2015 due primarily to decreased headcount and other costs directly associated with comprehensive health assessment (“CHA”) volume, partially offset by increased expense related to a long-term incentive plan for management put into place in the fourth quarter of 2015.

General and administrative expense. General and administrative expense in Q1 2016 increased $0.1 million, compared to Q1 2015 due to increased facility costs.

Depreciation and amortization expense. Depreciation and amortization expense in Q1 2016 increased $0.6 million, or 8.5%, compared to Q1 2015. Depreciation and amortization includes approximately $6.5 million of amortization of intangible assets for Q1 2016 and Q1 2015.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q1 2016 and Q1 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
	$	$
Service revenue, net	31	19

Service expense (a)	57	(155)
General and administrative expense	7,808	9,221
Depreciation and amortization	84	278
Operating loss	(7,918)	(9,325)

(a)	Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the finanical results of our operating segments.

Operating loss. Corporate and Other operating loss in Q1 2016 decreased by approximately $1.4 million, or 15.1%, as compared to Q1 2015, primarily due to decreases in cash settled stock-based compensation expense of approximately $1.3 million. Additional decreases in general and administrative expenses related to various items, including insurance costs and share settled stock-based compensation expense. Partially offsetting these decreases were costs resulting from the sale of our Human Services segment, including bonuses approved in 2016 of approximately $1.0 million and contract termination fees of $0.2 million, as well as increased legal fees.

 Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors and uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer, winter and holiday seasons. Due to higher demand in the summer months, lower demand during the winter and holiday seasons, and a primarily fixed revenue stream based on a per member, per month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter and holiday seasons. HA Services has historically, with the exception of the year ended December 31, 2015, experienced higher volumes in the second half of the calendar year. WD Services is impacted by both the timing of commencement and expiration of major contracts. Under many of WD Services’ contracts in new service lines, we invest significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally incur these costs prior to commencing services and receiving payments. This results in significant variability in financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts will be structured in a similar fashion.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs, including workforce restructuring costs, commitments to fund investments, and debt service requirements. We expect to meet these requirements through available cash on hand, cash generated from our operating segments, and borrowing capacity under our revolving credit facility.

Cash flow from operating activities was our primary source of cash in Q1 2016. Our balance of cash and cash equivalents was $95.2 million and $84.8 million at March 31, 2016 and December 31, 2015, respectively, including $38.1 million and $37.5 million held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may be used also to repay intercompany indebtedness existing between Providence and its foreign subsidiaries. In addition, we had restricted cash of $17.5 million and $20.1 million at March 31, 2016 and December 31, 2015, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. At March 31, 2016 and December 31, 2015, our total debt was $312.2 million and $305.0 million, respectively.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

       Operating activities. We generated net cash flows from operating activities of $34.6 million for Q1 2016. These cash flows included net income of $2.1 million. Non-cash items included $8.8 million of amortization expense, $5.5 million of depreciation expense, $0.6 million in stock-based compensation expense, and $2.7 million in equity in net loss of investee. In addition, we made income tax payments of approximately $28.3 million in relation to the sale of our Human Services segment. Changes in working capital items include the following significant items:

●	$19.9 million source of cash due to the increase in accrued transportation costs of NET Services. This increase was primarily related to increased volume and unit costs of transportation services.

●

$22.5 million source of cash due to the decrease in accounts receivable, the majority of which is due to a decrease in NET Services’ accounts receivable of $21.8 million due primarily to timing of collections for two significant customer balances.

Investing activities. Net cash used in investing activities totaled $10.5 million for Q1 2016. During the quarter, $9.8 million of cash was used to purchase property and equipment primarily related to information technology purchases to support the growth of our operating segments, and $3.2 million was used to fund our equity investment in Mission Providence. These cash outflows were partially offset by a decrease in the restricted cash of the Captive of approximately $2.5 million.

Financing activities. Net cash used in financing activities totaled $13.2 million for Q1 2016. During the quarter, we borrowed $15.0 million under our revolving credit facility during Q1 2016 and paid scheduled term loan payments of $7.8 million. During the quarter, cash paid for common stock repurchases pursuant to our $70.0 million stock repurchase program totaled $19.5 million and we paid convertible preferred stock dividends of $1.1 million.

Obligations and commitments

Credit facility. We are party to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The credit agreement provides us with senior secured credit facilities, which consisted of the following at March 31, 2016:

●

$60.0 million term loan subject to quarterly amortization payments, which commenced on December 31, 2014, so that the following percentages of the term loan outstanding on the closing date are repaid as follows: 7.5% between December 31, 2014 and September 30, 2015, 10.0% between December 31, 2015 and September 30, 2016, 12.5% between December 31, 2016 and September 30, 2017, 15.0% between December 31, 2017 and June 30, 2018 and the remaining balance on August 2, 2018. At March 31, 2016, $52.5 million was outstanding.

●

$250.0 million term loan subject to quarterly amortization payments, which commenced on March 31, 2015, so that the following percentages of the term loan outstanding on the closing date are repaid as follows: 7.5% between March 31, 2015 and December 31, 2015, 10.0% between March 31, 2016 and December 31, 2016, 12.5% between March 31, 2017 and December 31, 2017, 15.0% between March 31, 2018 and June 30, 2018 and the remaining balance on August 2, 2018. At March 31, 2016, $225.0 million was outstanding.

●

$240.0 million revolving credit facility, including a subfacility of $25 million for letters of credit. As of March 31, 2016, we had $34.7 million of borrowings and eight letters of credit in the amount of approximately $7.3 million outstanding under the revolving credit facility. At March 31, 2016, our available credit under the revolving credit facility was $198.0 million.

The credit facility matures on August 2, 2018.

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the credit agreement. The interest rate applied to our term loan at March 31, 2016 was 3.36%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio.

Our obligations under the credit facilities are guaranteed by substantially all of our present and future wholly owned domestic subsidiaries, excluding certain domestic subsidiaries, which includes our insurance captives. Our obligations under, and each guarantor’s obligations under its guaranty of, the credit facilities are secured by a first priority lien on substantially all of our respective assets, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries, excluding our insurance captives, and 65% of the issued and outstanding stock of our first tier foreign subsidiaries.

The credit agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of March 31, 2016.

Rights offering. We completed a Rights Offering, on February 5, 2015 (the “Rights Offering”) allowing all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65.5 million of convertible preferred stock at a price equal to $100.00 per share. The convertible preferred stock is convertible into shares of our common stock at a conversion price equal to $39.88, which was the closing price of our common stock on the NASDAQ Global Select Market on October 22, 2014.

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

Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock at a $105.00 per share subscription price.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year and commenced on the first calendar day of the first January, April, July or October following the date of original issuance of the convertible preferred stock, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the convertible preferred stock. Cash dividends were declared for the quarter ended March 31, 2016 and totaled approximately $1.1 million.

Contingent obligations. We maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At March 31, 2016, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was approximately $1.5 million, $2.6 million and $9.0 million, respectively. In addition, based on an independent actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2016 was approximately $7.2 million. Further, SPCIC had restricted cash of approximately $16.8 million and $19.5 million at March 31, 2016 and December 31, 2015, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

           We offer our NET Services’, HA Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of approximately $1.9 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, such as any statements about our confidence, strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” and “intends” and similar expressions which are intended to identify forward-looking statements.

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of March 31, 2016, we conducted business in 11 countries outside the US. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. During Q1 2016, we used 11 functional currencies and generated approximately $87.0 million of our net operating revenues from operations outside the US. As we expand further into international markets, we expect this risk to increase.

A 10% adverse change in the foreign currency exchange rate from Great British Pounds to US Dollars would have a $6.4 million negative impact on consolidated revenue and a negligible impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on the Company.

We do not currently hedge against the possible impact of currency fluctuations. However, we assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Interest rate and market risk

As of March 31, 2016, we had borrowings under our term loans of $277.5 million and borrowings under our revolving line of credit of $34.7 million. Borrowings under our Credit Agreement accrue interest at LIBOR plus 2.75% per annum as of March 31, 2016. An increase of 1% in the LIBOR rate would cause an increase in interest expense of approximately $6.7 million over the remaining term of the Credit Agreement, which matures in 2018.

We do not currently hedge against the possible impact of interest rate fluctuations. However, we assess the significance of interest rate and market risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company maintains systems of disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed under the Exchange Act is processed and reported within the time frames specified in the SEC’s rules and forms. Disclosure controls and procedures include, among other things, processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL.  The complaint names Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum Capital Management”) as defendants, and the Company as a nominal defendant.  The complaint purported to allege that the dividend rate increase term originally in the Company’s outstanding convertible preferred stock was an impermissibly coercive measure that impaired the voting rights of the Company’s stockholders in connection with the vote on the removal of certain voting and conversion caps previously applicable to the preferred stock (the “Caps”), that the Individual Defendants breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s preferred stock, and that the Company failed to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint also purported to assert derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and Standby Purchase Agreement with Coliseum Capital Management and granting Coliseum Capital Management certain stock options.  The complaint further alleged that Coliseum Capital Management aided and abetted the Individual Defendants in breaching their fiduciary duties.  The complaint sought, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, corporate governance reforms, unspecified damages and other relief.

On August 31, 2015, after arm’s-length negotiations, the parties reached an agreement in principle and executed a memorandum of understanding (“MOU”) providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The MOU stated that the defendants had entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (“Definitive Proxy Statement”), Coliseum Capital Management and certain of its affiliates and the Company entered into an amendment to that certain Series A Preferred Stock Exchange Agreement, by and among Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Blackwell Partners, LLC, and The Providence Service Corporation dated as of February 11, 2015 described in the Definitive Proxy Statement, and the Board of Directors of the Company agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the preferred stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a supplement to the proxy statement on Schedule 14A. On September 16, 2015, Providence stockholders approved the removal of the Caps. At a hearing on February 9, 2016, the Court denied approval of the settlement.

On January 12, 2016, the plaintiff filed a verified amended class action and derivative complaint. In addition to the defendants named in the earlier complaint, the amended complaint names David Shackelton, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC, Coliseum Capital Co-Invest, L.P. (collectively, and together with Coliseum Capital Management, “Coliseum”) and RBC Capital Markets, LLC (“RBC Capital Markets”) as additional defendants. The amended complaint purports to assert direct and derivative claims for breach of fiduciary duty against some or all of the Individual Defendants and David Shackelton (collectively, the “Amended Individual Defendants”) regarding the approval of the subordinated note, the rights offering, the Standby Purchase Agreement with Coliseum Capital Management, and grant to Coliseum Capital Management of certain stock options. The amended complaint also purports to assert a derivative claim for unjust enrichment against Coliseum and further alleges that Coliseum and RBC Capital Markets aided and abetted the Amended Individual Defendants in breaching their fiduciary duties.  The amended complaint seeks, among other things, revision or rescission of the terms of the subordinated note and preferred stock, corporate governance reforms, unspecified damages and other relief.

By stipulated orders dated March 24, 2016, the Court allowed the plaintiff to file a second amended complaint on or before May 7, 2016 and provided that the defendants need not respond to the amended complaint.

For further information on this legal proceeding, please see Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2016:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
January 1, 2016
to
January 31, 2016	258,289	$45.16	258,143	$53,223,596

Month 2:
February 1, 2016
to
February 29, 2016	177,988	$44.05	177,592	$45,398,532

Month 3:
March 1, 2016
to
March 31, 2016	1,509	$49.43	-	$45,398,532

Total	437,786		435,735	$45,398,532

______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

On November 4, 2015 our Board of Directors authorized the Company to engage in a common stock repurchase program to repurchase up to $70.0 million in aggregate value of the Company’s common stock during the twelve-month period following November 4, 2015. As of March 31, 2016, we have spent approximately $24.6 million to purchase 544,885 shares of our common stock under this plan.

Dividends

We have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends on common stock is limited by the terms of our credit agreement. The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend, among other things, on our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 6, 2016	By:	/s/ James Lindstrom
James Lindstrom Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ David Shackelton
David Shackelton Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)+	Separation Agreement, dated February 8, 2016, by and between The Providence Service Corporation and Michael-Bryant Hicks.

10.2*	Employment Agreement, dated April 4, 2016, between The Providence Service Corporation and Sophia Tawil.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K/A filed with the Securities and Exchange Commission on February 16, 2016.
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.