Form 10-K/A
period 2015-12-31
PROVIDENCE SERVICE CORP
filed 2016-06-29
CIK 1220754

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer

☒	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)

☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was $607.3 million.

As of June 24, 2016, there were outstanding 14,689,794 shares (excluding treasury shares of 2,542,383) of the registrant’s Common Stock, $0.001 par value per share, and 803,398 shares of the registrant’s Preferred Stock, $0.001 par value per share, which are the only classes of outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the Securities and Exchange Commission, or SEC, on March 11, 2016 (the “Original Filing”). We are filing this Amendment No. 2 for the purpose of attaching as Exhibit 99.1 the audited financial statements of Mission Providence Pty Limited as required by Rule 3-09 of Regulation S-X and to amend the Exhibit Index accordingly.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements of The Providence Service Corporation are contained in this Amendment No. 2, we are not including certifications pursuant to 18 U.S.C. 1350.

No other changes, other than described above, are made to the Original Filing other than to update the cover page of the Original Filing. Unless expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with our Original Filing, Amendment No. 1 filed on April 29, 2016, and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “Providence,” “we,” “our,” and “us” refer to The Providence Service Corporation.

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

+10.14(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Fred D. Furman.

+10.15(15)	Separation and General Release Agreement dated December 31, 2013 between The Providence Service Corporation and Fred D. Furman.

+10.16(10)	Amended and Restated Employment Agreement dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.17(12)	Employment Agreement dated May 7, 2013 between The Providence Service Corporation and Warren S. Rustand.

+10.18(14)	Employment Agreement dated September 13, 2013 between The Providence Service Corporation and Robert E. Wilson.

+10.19(16)	Letter Agreement dated March 14, 2014, amending the Amended and Restated Employment Agreement, dated May 17, 2011 between The Providence Service Corporation and Craig A. Norris.

+10.20(18)	Employment Agreement dated March 24, 2014 between The Providence Service Corporation and Herman Schwarz.

+10.21(20)	Executive Service Agreement, dated as of April 10, 2014, by and between Ingeus Europe Limited and Thérèse Rein.

+10.22(23)	Employment Agreement, dated January 14, 2015, by and between The Providence Service Corporation and James Lindstrom.

+10.23(24)	Employment and Separation Agreement, dated February 2, 2015, by and between The Providence Service Corporation and Robert E. Wilson.

+10.24(28)	Separation and General Release Agreement, by and between The Providence Service Corporation and Warren S. Rustand, dated May 29, 2015.

+10.25(29)	Employment Agreement, dated August 6, 2015, by and between The Providence Service Corporation and James Lindstrom.

+10.26(33)	Employment Agreement, dated as of September 28, 2015, by and between The Providence Service Corporation and David Shackelton.

+10.27(26)	Letter Agreement regarding Offer of Employment, effective as of January 6, 2014, by and between The Providence Service Corporation and Michael-Bryant Hicks.

+10.28(26)	Letter Agreement regarding Offer of Employment, dated as of January 5, 2015, by and between The Providence Service Corporation and Michael Fidgeon.

+10.29(11)	Form of Restricted Stock Agreements, as amended.

+10.30(11)	Form of Stock Option Agreements.

+10.31(11)	Form of 2011 Performance Restricted Stock Unit Agreements.

+10.32(1)	Form of 2012 Performance Restricted Stock Unit Agreements.

+10.33(12)	Form of 2013 Performance Restricted Stock Unit Agreements.

+10.34(26)	Form of 2014 Performance Restricted Stock Unit Agreements.

+10.35(25)	Form of 2015 Performance Restricted Stock Unit Agreements.

+10.36(29)	2015 HoldCo LTI Program of Providence Service Corporation.

+10.37(29)	Form of Special Incentive Stock Option Award Agreement.

+10.38(29)	Form of Matching Incentive Stock Option Award Agreement.

* 12.1	Statement re Computation of Ratios of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of KPMG LLP.

**23.2	Consent of KPMG Australia (Mission Providence Pty Limited financials).

**31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

**31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

**99.1	Financial Statements of Mission Providence Pty Limited.

*101. INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Previously filed with the Original Filing.

**	Filed herewith.

(1)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

(2)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.

(3)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

(4)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(5)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.

(6)	Incorporated by reference from an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-106286) filed with the Securities Exchange Commission on June 19, 2003.

(7)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(8)	Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2011.

(9)	Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2011.

(10)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2011.

(11)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 6, 2011.

(12)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 10, 2013.

(13)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.

(14)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.

(15)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2014.

(16)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014.

(17)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014.

(18)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(19)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

(20)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2014.

(21)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2014.

(22)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2014.

(23)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015.

(24)	Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.

(25)	Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 11, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: June 29, 2016	By:	/s/ James Lindstrom
James Lindstrom Chief Executive Officer (Principal Executive Officer)

Date: June 29, 2016	By:	/s/ David Shackelton
David Shackelton Chief Financial Officer
(Principal Financial Officer)