Form 10-Q
period 2016-06-30
PROVIDENCE SERVICE CORP
filed 2016-08-02
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(203) 307-2800

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

As of July 28, 2016, there were outstanding 14,499,025 shares (excluding treasury shares of 2,763,121) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

 Item 1.  Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,824	$84,770
Accounts receivable, net of allowance of $5,908 in 2016 and $5,587 in 2015	178,295	178,049
Other receivables	15,469	16,298
Prepaid expenses and other	50,071	30,718
Restricted cash	2,893	4,012
Deferred tax assets	9,827	5,877
Total current assets	325,379	319,724
Property and equipment, net	67,324	57,787
Goodwill, net	337,158	340,029
Intangible assets, net	263,918	285,951
Other assets	29,172	30,625
Restricted cash, less current portion	13,314	16,044
Deferred tax asset	-	42
Total assets	$1,036,265	$1,050,202
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$35,250	$31,375
Accounts payable	52,318	30,007
Accrued expenses	107,769	130,552
Accrued transportation costs	76,656	64,537
Deferred revenue	27,554	28,667
Reinsurance and related liability reserves	11,526	10,134
Total current liabilities	311,073	295,272
Long-term obligations, less current portion	272,828	268,696
Other long-term liabilities	29,729	25,052
Deferred tax liabilities	88,987	93,474
Total liabilities	702,617	682,494
Commitments and contingencies (Note 13)
Reedeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,398 and 803,518 issued and outstanding; 5.5%/8.5% dividend rate	77,565	77,576
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,236,344 and 17,186,780 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	295,813	293,012
Retained earnings	73,870	69,209
Accumulated other comprehensive loss, net of tax	(25,163)	(16,831)
Treasury shares, at cost, 2,607,322 and 1,895,998 shares	(87,357)	(54,823)
Total Providence stockholders' equity	257,180	290,584
Noncontrolling interest	(1,097)	(452)
Total stockholders' equity	256,083	290,132
Total liabilities and stockholders' equity	$1,036,265	$1,050,202

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Service revenue, net	$450,632	$418,238	$883,282	$838,067

Operating expenses:
Service expense	405,050	371,616	791,538	738,153
General and administrative expense	17,373	18,294	36,546	37,760
Depreciation and amortization	14,814	13,191	29,150	26,244
Total operating expenses	437,237	403,101	857,234	802,157
Operating income	13,395	15,137	26,048	35,910

Other expenses:
Interest expense, net	3,436	3,722	7,071	8,917
Equity in net loss of investee	1,459	1,059	4,176	3,542
Gain on foreign currency transactions	(775)	(714)	(849)	(395)
Income from continuing operations before income taxes	9,275	11,070	15,650	23,846
Provision for income taxes	5,280	6,227	9,527	13,148
Income from continuing operations, net of tax	3,995	4,843	6,123	10,698
Discontinued operations, net of tax	-	1,732	-	2,126
Net income	3,995	6,575	6,123	12,824
Net loss attributable to noncontrolling interests	628	59	735	47
Net income attributable to Providence	$4,623	$6,634	$6,858	$12,871

Net income available to common stockholders (Note 11)	$3,104	$4,181	$4,108	$9,243

Basic earnings per common share:
Continuing operations	$0.21	$0.16	$0.27	$0.46
Discontinued operations	-	0.10	-	0.12
Basic earnings per common share	$0.21	$0.26	$0.27	$0.58

Diluted earnings per common share:
Continuing operations	$0.21	$0.16	$0.27	$0.45
Discontinued operations	-	0.10	-	0.12
Diluted earnings per common share	$0.21	$0.26	$0.27	$0.57

Weighted-average number of common shares outstanding:
Basic	14,893,595	16,097,198	14,975,582	16,036,959
Diluted	15,019,312	16,240,898	15,098,945	16,193,372

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$3,995	$6,575	$6,123	$12,824
Net loss attributable to noncontrolling interests	628	59	735	47
Net income attributable to Providence	4,623	6,634	6,858	12,871
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(6,841)	6,007	(8,332)	711
Other comprehensive income (loss)	(6,841)	6,007	(8,332)	711
Comprehensive income (loss)	(2,846)	12,582	(2,209)	13,535
Comprehensive loss attributable to noncontrolling interests	551	71	645	65
Comprehensive income (loss) attributable to Providence	$(2,295)	$12,653	$(1,564)	$13,600

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net income	$6,123	$12,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,518	10,165
Amortization	17,632	19,692
Provision for doubtful accounts	1,938	1,369
Stock-based compensation	1,947	6,058
Deferred income taxes	(10,094)	(4,815)
Amortization of deferred financing costs and debt discount	1,053	1,071
Excess tax benefit upon exercise of stock options	(258)	(2,239)
Equity in net loss of investee	4,176	3,542
Other non-cash charges (credits)	(806)	(225)
Changes in operating assets and liabilities:
Accounts receivable	(6,531)	(60,908)
Other receivables	815	(2,617)
Restricted cash	-	69
Prepaid expenses and other	(26,724)	(8,734)
Reinsurance liability reserve	2,784	9,691
Accounts payable and accrued expenses	44,052	17,755
Income taxes payable on sale of business	(28,337)	-
Accrued transportation costs	12,119	6,022
Deferred revenue	1,448	14,555
Other long-term liabilities	4,642	281
Net cash provided by operating activities	37,497	23,556
Investing activities
Purchase of property and equipment	(23,636)	(13,122)
Net decrease in short-term investments	(9)	(9)
Acquisitions, net of cash acquired	-	(1,665)
Equity investments	(6,381)	(13,784)
Restricted cash for reinsured claims losses	3,849	(413)
Net cash used in investing activities	(26,177)	(28,993)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	80,667
Preferred stock dividends	(2,197)	(1,698)
Repurchase of common stock, for treasury	(32,534)	(734)
Proceeds from common stock issued pursuant to stock option exercise	787	2,377
Excess tax benefit upon exercise of stock options	258	2,239
Repayment of long-term debt	(15,500)	(87,125)
Proceeds from long-term debt	22,500	-
Payment of contingent consideration	-	(7,496)
Other financing costs	(47)	(29)
Net cash used in financing activities	(26,733)	(11,799)
Effect of exchange rate changes on cash	(533)	1,991
Net change in cash and cash equivalents	(15,946)	(15,245)
Cash and cash equivalents at beginning of period	84,770	160,406
Cash and cash equivalents at end of period	$68,824	$145,161

Supplemental cash flow information:
Cash paid for interest	$6,083	$8,994
Cash paid for income taxes	$45,265	$12,484
Accrued unfunded future equity investment capital contributions	$-	$9,328

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(in thousands except share and per share data)

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the results of the interim periods have been included.

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

          We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. On November 1, 2015, the Company completed the sale of the Human Services segment and, as such, operating results for this segment are reported as discontinued operations, net of tax in the condensed consolidated statements of income for the three and six months ended June 30, 2015. See Note 15, Discontinued Operations, for further information.

Effective January 1, 2016, the Company adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and reclassified debt issuance costs to a contra-liability account in the condensed consolidated balance sheet as of December 31, 2015. Additionally, the Company recast its condensed consolidated statement of other comprehensive income for the three and six months ended June 30, 2015 to conform with the presentation of other comprehensive income included in the Company’s Form 10-K for the year ended December 31, 2015.

2. Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the six months ended June 30, 2016:

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

Upon adoption of ASU 2015-03 on January 1, 2016, the Company elected to present deferred financing costs for both its credit facilities and line-of credit arrangement as a direct deduction from the carrying amount of the respective debt liability. Accordingly, deferred financing costs, net of amortization, totaling $3,774 at December 31, 2015 have been reclassified from “Other assets” to “Long-term obligations, less current portion” in the condensed consolidated balance sheets. Deferred financing costs and debt discounts, net of accumulated amortization, totaling $3,872 and $4,879 at June 30, 2016 and December 31, 2015, respectively, are included in “Long-term obligations, less current portion” in the condensed consolidated balance sheets.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). This ASU is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. Additionally, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). This clarifies two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. ASU 2016-08 and ASU 2016-10 will have the same effective dates and transition requirements as the new revenue standard issued in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company currently is evaluating the impact of the adoption of these ASUs on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This ASU is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company currently is evaluating the impact of the adoption of ASU 2016-09 on the Company's consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”), which rescinded certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. The Company does not expect the adoption of this section of the ASU to have an impact on its consolidated financial statements. Additionally, ASU 2016-11 removed from the Codification the SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share Under Topic 815,” which is codified in FASB ASC Topic 815, Derivatives and Hedging, and is effective on adoption of ASU No. 2014-16, Derivatives and Hedging (Topic 815) (“ASU 2014-16”). The Company adopted ASU 2014-16 effective January 1, 2015. The adoption of this section of ASU 2016-11 did not have an impact on the Company’s consolidated financial statements.

There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for the year ended December 31, 2015.

3. Equity Investment

The Company entered into a joint venture agreement in November 2014 to form Mission Providence Pty Ltd (“Mission Providence”). Mission Providence delivers employment services in Australia. The Company has a 60% ownership in Mission Providence, and has rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company provided to Mission Providence $6,381 in capital contributions during the six months ended June 30, 2016, and may continue to provide further contributions in exchange for its equity interests.

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

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Mission Providence as of June 30, 2016 and December 31, 2015:

	Other Assets	Accrued Expenses	Maximum Exposure to Loss
June 30, 2016	$6,943	$-	$6,943
December 31, 2015	$9,324	$4,654	$9,324

Accrued Expenses relate to future funding commitments required under the joint venture agreement pursuant to the Company’s 60% equity interest that have been approved by the Mission Providence joint venture Board. An additional AUD $2,000 (approximately $1,485 as of June 30, 2016) in future funding commitments required by the joint venture agreement have not been recognized as of June 30, 2016 because such commitments have not been approved for funding by the Mission Providence joint venture Board.

Summary financial information for Mission Providence on a standalone basis is as follows:

	June 30, 2016	December 31, 2015
Current assets	$9,356	$7,789
Long-term assets	18,180	8,869
Current liabilities	17,730	10,488
Long-term liabilities	-	-

	Three months ended June 30,
	2016	2015
Revenue	$9,693	$-
Operating loss	(2,095)	(1,726)
Net loss	(1,322)	(1,203)

	Six months ended June 30,
	2016	2015
Revenue	$17,092	$-
Operating loss	(6,523)	(6,527)
Net loss	(4,296)	(4,561)

4.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	June 30, 2016	December 31, 2015
Prepaid income taxes	$12,216	$1,607
Prepaid insurance	7,272	3,714
Prepaid taxes and licenses	3,829	4,895
Prepaid rent	2,253	2,246
Deposits held for leased premises and bonds	3,700	3,622
Other	20,801	14,634

Total prepaid expenses and other	$50,071	$30,718

5.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
Accrued compensation	$35,698	$27,546
NET Services accrued contract payments	23,505	26,669
Income taxes payable	551	24,302
Other	48,015	52,035
Total accrued expenses	$107,769	$130,552

6.  Restructuring and Related Reorganization Costs

In the fourth quarter of 2015, WD Services approved two redundancy plans.  The first plan relates to the termination of employees currently delivering services under an offender rehabilitation program.  The second plan primarily relates to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the United Kingdom (the “UK”).   The Company recorded severance and related charges of approximately $4,608 during the six months ended June 30, 2016 relating to the actualization of termination benefits for specifically identified employees impacted as well as an increase in the number of individuals impacted by these plans. The initial estimate of severance and related charges at December 31, 2015 was based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. The final identification of the employees impacted is subject to customary consultation procedures. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income.

Summary of Severance and Related Charges

	December 31, 2015	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	June 30, 2016

Charges related to new offender rehabilitation program	$6,538	$4,174	$(2,204)	$(753)	$7,755
Charges related to UK restructuring	2,059	434	(1,956)	(96)	441

Total	$8,597	$4,608	$(4,160)	$(849)	$8,196

The total of accrued severance and related costs of $8,196 and $8,597 are reflected in “Accrued expenses” in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively. The amount accrued as of June 30, 2016 is expected to be settled primarily in 2016.

7. Long-Term Obligations

          The Company’s long-term obligations were as follows:

	June 30, 2016	December 31, 2015

$240,000 revolving loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.40% at June 30, 2016) with interest payable at least once every three months through August 2018	$42,200	$19,700
$250,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.38% at June 30, 2016), with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months, through August 2018	218,750	231,250
$60,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.38% at June 30, 2016), with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	51,000	54,000
	311,950	304,950
Unamortized discount on debt	(3,872)	(4,879)
	308,078	300,071
Less current portion	35,250	31,375
Total long-term obligations, less current portion	$272,828	$268,696

The fair value of the long-term obligations approximated $318,224 and $308,892 at June 30, 2016 and December 31, 2015, respectively. The fair value of the Company’s long-term obligations has been determined based on an income approach to discount the future debt payments using current market yields and is categorized within Level 3 of the fair value hierarchy.

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

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's convertible preferred stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”) and the Company, the remaining 524,116 shares of the Company’s preferred stock were purchased by the Standby Purchasers at the $100 per share subscription price. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement. Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock, at a purchase price of $105.00 per share or a total purchase price of $15,750, of the same series and having the same conversion price as the convertible preferred stock sold in the Rights Offering.

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

In the event the Company does not declare and pay a cash dividend, the Company will declare a paid in kind (“PIK”) dividend by increasing the liquidation preference of the convertible preferred stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to the liquidation preference then in effect multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination. All holders of the Company’s convertible preferred stock are able to convert their convertible preferred stock into shares of common stock at a rate of approximately 2.51 shares of common stock for each share of convertible preferred stock. As of June 30, 2016, 1,602 shares of convertible preferred stock have been converted to 4,015 shares of common stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, which commenced on April 1, 2015, and, if declared, begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, accrue cumulatively on the same schedule as set forth above for cash dividends and are also compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends totaling $2,197 and $1,698 were distributed to convertible preferred stockholders for the six months ended June 30, 2016 and 2015, respectively.

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

The following table summarizes the convertible preferred stock activity for 2016:

	Dollar Value	Share Count
Balance at December 31, 2015	$77,576	803,518
Conversion to common stock	(12)	(120)
Allocation of issuance costs	1	-
Balance at June 30, 2016	$77,565	803,398

As of June 30, 2016, the 803,398 outstanding shares of convertible preferred stock are convertible into 2,014,538 shares of common stock.

9.    Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the six months ended June 30, 2016:

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
Balance at December 31, 2015	17,186,780	$17	$293,012	$69,209	$(16,831)	1,895,998	$(54,823)	$(452)	$290,132
Stock-based compensation	-	-	1,947	-	-	-	-	-	1,947
Exercise of employee stock options, including net tax windfall of $55	28,119	-	842	-	-	-	-	-	842
Restricted stock issued	21,145	-	-	-	-	2,420	(118)	-	(118)
Stock repurchase plan	-	-	-	-	-	708,904	(32,416)	-	(32,416)
Conversion of convertible preferred stock to common stock	300	-	12	-	-	-	-	-	12
Foreign currency translation adjustments, net of tax	-	-	-	-	(8,332)	-	-	90	(8,242)
Convertible preferred stock dividends	-	-	-	(2,197)	-	-	-	-	(2,197)
Noncontrolling interests	-	-	-	-	-	-	-	(735)	(735)
Net income attributable to Providence	-	-	-	6,858	-	-	-	-	6,858

Balance at June 30, 2016	17,236,344	$17	$295,813	$73,870	$(25,163)	2,607,322	$(87,357)	$(1,097)	$256,083

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Awards issued under this plan include stock option awards, restricted stock awards (“RSAs”) and performance based restricted stock units (“PRSUs”). In addition, the Company has a long-term incentive plan designed to provide long-term performance based awards to certain executive officers of the Company which also falls under the 2006 Plan. On July 27, 2016, the Company’s stockholders approved the adoption of an amended 2006 Plan, which, among other things, increased the number of shares available under the 2006 Plan. See Note 17, Subsequent Events.

The following table reflects the amount of stock-based compensation for share settled awards recorded in each financial statement line item for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service expense	$88	$1,485	$223	$3,396
General and administrative expense	1,247	1,672	1,724	2,591
Discontinued operations, net of tax	-	38	-	71
Total stock-based compensation	$1,335	$3,195	$1,947	$6,058

Stock-based compensation, for share settled awards, includes benefits from forfeitures of stock-based compensation awards. At June 30, 2016, the Company had 449,767 stock options outstanding with a weighted-average exercise price of $35.11. The Company also had 41,632 shares of unvested RSAs outstanding at June 30, 2016 with a weighted-average grant date fair value of $47.03 and 49,208 unvested PRSUs outstanding.

The Company also awards stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash settled awards and are not included as part of the 2006 Plan. During the three and six months ended June 30, 2016, respectively, the Company recorded benefits of $847 and $117 for stock-based compensation related to these cash settled awards. During the three and six months ended June 30, 2015, respectively, the Company recorded a benefit of $271 and expense of $1,761 for stock-based compensation related to these cash settled awards. This benefit and expense is included in “General and administrative expense” in the accompanying condensed consolidated statements of income. At June 30, 2016 the Company had 8,092 SEUs and 200,000 stock option equivalent units outstanding.

The Company also provides cash settled long-term incentive plans for key employees of its three operating segments which were put into place in the fourth quarter of 2015. For the three and six months ended June 30, 2016, $1,600 and $3,148, respectively, of expense is included as “Service expense” in the condensed consolidated statements of income related to these plans.

11.     Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Providence	$4,623	$6,634	$6,858	$12,871
Less dividends on convertible preferred stock	(1,099)	(1,104)	(2,197)	(1,698)
Less accretion of convertible preferred stock discount	-	(825)	-	(1,071)
Less income allocated to participating securities	(420)	(524)	(553)	(859)
Net income available to common stockholders	$3,104	$4,181	$4,108	$9,243

Continuing operations	$3,104	$2,642	$4,108	$7,298
Discontinued operations	-	1,539	-	1,945
	$3,104	$4,181	$4,108	$9,243

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,893,595	16,097,198	14,975,582	16,036,959
Effect of dilutive securities:
Common stock options	125,717	143,700	123,363	156,413
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	15,019,312	16,240,898	15,098,945	16,193,372

Basic earnings per share:
Continuing operations	$0.21	$0.16	$0.27	$0.46
Discontinued operations	-	0.10	-	0.12
	$0.21	$0.26	$0.27	$0.58
Diluted earnings per share:
Continuing operations	$0.21	$0.16	$0.27	$0.45
Discontinued operations	-	0.10	-	0.12
	$0.21	$0.26	$0.27	$0.57

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

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options to purchase common stock	33,957	-	33,957	441,500
Convertible preferred stock	803,455	805,000	803,486	594,171

12.    Income Taxes

The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2016 was 56.9% and 60.9%, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2015 was 56.3% and 55.1%, respectively. The effective tax rates for these periods exceeded the United States (the “US”) federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes and certain non-deductible expenses.

13.    Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL.

On May 6, 2016, the plaintiff filed a verified second amended class action and derivative complaint. In addition to the defendants named in the earlier complaint, the second amended complaint names Paul Hastings LLP (“Paul Hastings”) and Bank of America, N.A. (“BofA”) as additional defendants. In addition to previously asserted claims, the second amended complaint purports to assert direct and derivative claims for breach of fiduciary duties against Coliseum Capital Management, LLC (“Coliseum Capital Management”), in its capacity as the controlling stockholder of the Company, in connection with the subordinated note, the Company’s rights offering of preferred stock and the Standby Purchase Agreement with Coliseum Capital Management (the “Financing Transactions”). The second amended complaint also alleges that Paul Hastings breached their fiduciary duties as counsel to the Company in connection with the Financing Transactions and that BofA and Paul Hastings aided and abetted certain of the defendants in breaching their fiduciary duties in connection with the Financing Transactions.  The second amended complaint seeks, among other things, revision or rescission of the terms of the subordinated note and preferred stock, corporate governance reforms, disgorgement of fees paid to RBC Capital Markets, LLC, Paul Hastings and BofA for work relating to the Financing Transactions, unspecified damages and other relief.

On May 20, 2016, the Court granted a six-month stay of the proceeding from the date of such order to allow a special litigation committee, created by the Company’s board of directors, sufficient time to investigate, review and evaluate the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. The special litigation committee’s review of the facts is ongoing.

For further information regarding this legal proceeding please see Note 19, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and Note 13, Commitments and Contingencies, in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.

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

The Company has also indemnified other third parties from and against any and all losses, claims, damages, expenses and liabilities arising out of or in connection with the Company’s acquisition of CCHN Group Holdings, Inc. (operating under the tradename Matrix, and now included in HA Services) in October 2014 and related financing commitments, except to the extent that any such losses, claims, damages, expenses and liabilities are found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence, bad faith or willful misconduct of such third parties, or a material breach of such third parties' obligations under the related agreements.

The Company recorded $38 and $144 of such indemnified legal expenses related to this case during the three and six months ended June 30, 2016, respectively, which is included in “General and administrative expenses” in the condensed consolidated statements of income. The Company recorded $1,249 and $1,806 in insured legal expenses related to this case during the three and six months ended June 30, 2016, respectively, which is included in “General and administrative expenses” in the condensed consolidated statements of income and has been reduced partially by an insurance receivable. The Company has recognized an insurance receivable of $3,022 and $2,210 in “Other receivables” in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively, which is related to reimbursement of legal costs through insurance proceeds related to this legal proceeding.

In addition to the matter described above, in the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence. We also evaluate other potential contingent matters, including ongoing matters of our acquired companies that arose prior to our date of purchase. Our indemnification agreements or other agreements may not protect us from liability, even where the relevant matter existed prior to our ownership of the acquired companies. As of June 30, 2016, HA Services has certain malpractice claims that arose prior to our date of purchase. We believe it is reasonably possible that a loss has occurred; however, we are not able to reliably estimate the amount of such loss. Although, we do not believe that the aggregate amount of liability reasonably possible with respect to these matters would have a material adverse effect on our financial results, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Other Indemnifications

           The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment effective November 1, 2015. All representations and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment survive through the 15th month following the closing date. However, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. The Company has received indications from the purchaser of the Human Services segment regarding potential indemnification claims.

Deferred Compensation Plan

The Company has one deferred compensation plan for highly compensated employees of NET Services as of June 30, 2016. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated condensed balance sheets, was $1,379 and $1,247 at June 30, 2016 and December 31, 2015, respectively.

14.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 13, Commitments and Contingencies. Convertible preferred stock dividends earned by the Standby Purchasers during the three and six months ended June 30, 2016 totaled $1,047 and $2,095, respectively. Convertible preferred stock dividends earned by the Standby Purchasers during the three and six months ended June 30, 2015 totaled $1,050 and $1,616, respectively.

15.    Discontinued Operations

On November 1, 2015, the Company completed the sale of the Human Services segment. The operating results of this segment are reported as discontinued operations, net of tax, in the condensed consolidated statements of income for the three and six months ended June 30, 2015.

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015	Six months ended June 30, 2015

Service revenue, net	$90,013	$175,979

Operating expenses:
Service expense	78,501	155,820
General and administrative expense	5,022	10,240
Depreciation and amortization	1,766	3,613
Total operating expenses	85,289	169,673
Operating income	4,724	6,306

Other expenses:
Interest expense, net	823	1,635
Income from discontinued operations	3,901	4,671
Provision for income taxes	2,169	2,545
Discontinued operations, net of tax	$1,732	$2,126

Interest expense, net

The Company allocated interest expense to discontinued operations based on the portion of the revolving line of credit that was required to be paid with the proceeds from the sale of the Human Services segment. The total allocated interest expense was $832 and $1,671 for the three and six months ended June 30, 2015 and is included in “Interest expense, net” in the table above.

Cash Flow Information

The following table presents depreciation, amortization and capital expenditures of the discontinued operations for the six months ended June 30, 2015:

Six months ended June 30, 2015

Cash flows from discontinued operating activities:
Depreciation	$1,678
Amortization	1,936

Cash flows from discontinued investing activities:
Purchase of property and equipment	$873

16.    Segments

The Company has three reportable and operating segments: NET Services, WD Services and HA Services. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of the segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by Corporate on behalf of the segment. Indirect expenses, including unallocated corporate functions and expenses, such as executive, accounting, finance, human resources, information technology and legal, as well as the results of our captive insurance company (the “Captive”) and elimination entries recorded in consolidation are reflected in Corporate and Other.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30, 2016
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$309,156	$89,289	$52,272	$(85)	$450,632
Service expense	285,687	82,073	36,963	327	405,050
General and administrative expense	2,785	8,585	662	5,341	17,373
Depreciation and amortization	2,931	3,836	7,965	82	14,814
Operating income (loss)	$17,753	$(5,205)	$6,682	$(5,835)	$13,395

Equity in net loss of investee	$-	$1,459	$-	$-	$1,459

	Three months ended June 30, 2015
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$270,690	$92,175	$55,404	$(31)	$418,238
Service expense	246,931	83,308	41,193	184	371,616
General and administrative expense	2,554	7,984	760	6,996	18,294
Depreciation and amortization	2,329	3,332	7,185	345	13,191
Operating income (loss)	$18,876	$(2,449)	$6,266	$(7,556)	$15,137

Equity in net loss of investee	$-	$1,059	$-	$-	$1,059

	Six months ended June 30, 2016
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$600,140	$180,332	$102,864	$(54)	$883,282
Service expense	552,656	163,745	74,753	384	791,538
General and administrative expense	5,622	16,456	1,318	13,150	36,546
Depreciation and amortization	5,807	7,415	15,762	166	29,150
Operating income (loss)	$36,055	$(7,284)	$11,031	$(13,754)	$26,048

Equity in net loss of investee	$-	$4,176	$-	$-	$4,176

	Six months ended June 30, 2015
	NET Services	WD Services	HA Services	Corporate and Other	Total
Service revenue, net	$525,450	$199,792	$112,836	$(11)	$838,067
Service expense	476,178	177,540	84,406	29	738,153
General and administrative expense	5,051	15,209	1,282	16,218	37,760
Depreciation and amortization	4,606	6,648	14,367	623	26,244
Operating income (loss)	$39,615	$395	$12,781	$(16,881)	$35,910

Equity in net loss of investee	$-	$3,542	$-	$-	$3,542

Geographic Information

Domestic service revenue, net, totaled 80.5% and 77.1% of service revenue, net for the six months ended June 30, 2016 and 2015, respectively. Foreign service revenue, net, totaled 19.5% and 22.9% of service revenue, net for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, $105,203, or 31.5%, of the Company’s net assets were located in countries outside of the US. At December 31, 2015, $108,587, or 29.5%, of the Company’s net assets were located in countries outside of the US.

17.    Subsequent Events

On July 27, 2016, the Company’s stockholders approved the adoption of an amended and restated 2006 Long-Term Incentive Plan which is filed as an exhibit to this report. The amendments to the 2006 Plan included an increase in the number of shares authorized for issuance under the plan by 1,000,000 shares to an aggregate of 5,400,000 shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2016 and 2015, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2015. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2016 and Q2 2015 mean the three months ended June 30, 2016 and the three months ended June 30, 2015, respectively, and references to YTD 2016 and YTD 2015 mean the six months ended June 30, 2016 and the six months ended June 30, 2015, respectively. All amounts are presented in US dollars in thousands, with the exception of percentages, shares and per share amounts, unless the context otherwise requires or otherwise noted.

Overview of our business

The Providence Service Corporation is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of critical healthcare and workforce development services to a variety of end markets. Our operations currently are organized into three principal business segments: NET Services, WD Services, and HA Services.

Critical accounting estimates and policies

As of June 30, 2016, there has been no change in our critical accounting policies. For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2015.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines, which are: NET Services, WD Services, and HA Services. Effective November 1, 2015, we completed the sale of our Human Services segment. The Human Services segment results of operations are separately discussed in the “Discontinued operations, net of tax” section set forth below.

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

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q2 2016 and Q2 2015:

	Three months ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	450,632	100.0%	418,238	100.0%

Operating expenses:
Service expense	405,050	89.9%	371,616	88.9%
General and administrative expense	17,373	3.9%	18,294	4.4%
Depreciation and amortization	14,814	3.3%	13,191	3.2%
Total operating expenses	437,237	97.0%	403,101	96.4%

Operating income	13,395	3.0%	15,137	3.6%

Non-operating expense:
Interest expense, net	3,436	0.8%	3,722	0.9%
Equity in net loss of investee	1,459	0.3%	1,059	0.3%
Gain on foreign currency transactions	(775)	-0.2%	(714)	-0.2%
Income from continuing operations before income taxes	9,275	2.1%	11,070	2.6%
Provision for income taxes	5,280	1.2%	6,227	1.5%
Income from continuing operations, net of tax	3,995	0.9%	4,843	1.2%
Discontinued operations, net of tax	-	0.0%	1,732	0.4%
Net income	3,995	0.9%	6,575	1.6%
Net loss attributable to noncontrolling interest	628	0.1%	59	0.0%
Net income attributable to Providence	4,623	1.0%	6,634	1.6%

Service revenue, net. Consolidated service revenue, net for Q2 2016 increased $32,394, or 7.7%, compared to Q2 2015. Revenue for Q2 2016 compared to Q2 2015 included an increase in revenue attributable to NET Services of $38,466. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $2,886 and a decrease in revenue of HA Services of $3,132. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 8.8% in Q2 2016 compared to Q2 2015.

Total operating expenses. Consolidated operating expenses for Q2 2016 increased $34,136, or 8.5%, compared to Q2 2015. Operating expenses for Q2 2016 compared to Q2 2015 included an increase in expenses attributable to NET Services of $39,589. This increase in operating expenses was partially offset by a decrease in operating expenses of HA Services of $3,548 and a decrease in operating expenses of Corporate and Other of $1,775.

Operating income. Consolidated operating income for Q2 2016 decreased $1,742, or 11.5%, compared to Q2 2015. The decrease was primarily attributable to decreases in operating income in Q2 2016 as compared to Q2 2015 of WD Services of $2,756 and NET Services of $1,123. These decreases were partially offset by a decrease in Corporate and Other operating loss of $1,721 and an increase in HA Services operating income of $416.

Interest expense, net. Consolidated interest expense, net for Q2 2016 decreased $286, or 7.7%, compared to Q2 2015. The decrease was primarily related to a decrease in long-term obligations from $489,550 at June 30, 2015 to $311,950 at June 30, 2016, due to the repayment of debt in conjunction with the sale of the Human Services segment in November 2015.

Equity in net loss of investee. Equity in net loss of investee relates to our investment in Mission Providence. Mission Providence began providing services in July 2015. We record 75% of Mission Providence’s profit or loss.

Gain on foreign currency transactions. The foreign currency gain of $775 and $714 for Q2 2016 and Q2 2015, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for Q2 2016 and Q2 2015 was 56.9% and 56.3%, respectively. The effective tax rate exceeded the US federal statutory rate of 35% for these periods primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes, and certain non-deductible expenses.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for Q2 2015:

	Three months ended June 30, 2015
	$	Percentage of Revenue
Service revenue, net	90,013	100.0%

Service expense	78,501	87.2%
General and administrative expense	5,022	5.6%
Depreciation and amortization	1,766	2.0%
Interest expense, net	823	0.9%
Income from discontinued operations before provision for income taxes	3,901	4.3%
Provision for income taxes	2,169	2.4%
Discontinued operations, net of tax	1,732	1.9%

The results above include an allocation of interest expense related to 50% of the net proceeds from the sale of the Human Services segment, which was required to be repaid by the lenders under the terms of the Company’s credit facility.

Net loss attributable to noncontrolling interests. We have minority interests, some of which are in companies that are currently experiencing losses due to start-up costs. As such we have a net loss attributable to noncontrolling interests.

YTD 2016 compared to YTD 2015

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for YTD 2016 and YTD 2015:

	Six months ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	883,282	100.0%	838,067	100.0%

Operating expenses:
Service expense	791,538	89.6%	738,153	88.1%
General and administrative expense	36,546	4.1%	37,760	4.5%
Depreciation and amortization	29,150	3.3%	26,244	3.1%
Total operating expenses	857,234	97.1%	802,157	95.7%

Operating income	26,048	2.9%	35,910	4.3%

Non-operating expense:
Interest expense, net	7,071	0.8%	8,917	1.1%
Equity in net loss of investee	4,176	0.5%	3,542	0.4%
Gain on foreign currency transactions	(849)	-0.1%	(395)	0.0%
Income from continuing operations before income taxes	15,650	1.8%	23,846	2.8%
Provision for income taxes	9,527	1.1%	13,148	1.6%
Income from continuing operations, net of tax	6,123	0.7%	10,698	1.3%
Discontinued operations, net of tax	-	0.0%	2,126	0.3%
Net income	6,123	0.7%	12,824	1.5%
Net loss attributable to noncontrolling interest	735	0.1%	47	0.0%
Net income attributable to Providence	6,858	0.8%	12,871	1.5%

Service revenue, net. Consolidated service revenue, net for YTD 2016 increased $45,215, or 5.4%, compared to YTD 2015. Revenue for YTD 2016 compared to YTD 2015 included an increase in revenue attributable to NET Services of $74,690. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $19,460 and a decrease in revenue of HA Services of $9,972. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 6.5% in YTD 2016 compared to YTD 2015.

Total operating expenses. Consolidated operating expenses for YTD 2016 increased $55,077, or 6.9%, compared to YTD 2015. Operating expenses for YTD 2016 compared to YTD 2015 included an increase in expenses attributable to NET Services of $78,250. This increase in operating expenses was partially offset by a decrease in operating expenses of WD Services of $11,781, a decrease in operating expenses of HA Services of $8,222 and a decrease in operating expenses of Corporate and Other of $3,170.

Operating income. Consolidated operating income for YTD 2016 decreased $9,862, or 27.5%, compared to YTD 2015. The decrease was primarily attributable to decreases in operating income in YTD 2016 as compared to YTD 2015 of WD Services of $7,679, NET Services of $3,560 and HA Services of $1,750. These decreases were partially offset by a decrease in Corporate and Other operating loss of $3,127.

Interest expense, net. Consolidated interest expense, net for YTD 2016 decreased $1,846, or 20.7%, compared to YTD 2015. The decrease was primarily related to a decrease in long-term obligations from $489,550 at June 30, 2015 to $311,950 at June 30, 2016, due to the repayment of debt in conjunction with the sale of the Human Services segment in November 2015.

Equity in net loss of investee. Equity in net loss of investee relates to our investment in Mission Providence. Mission Providence began providing services in July 2015. We record 75% of Mission Providence’s profit or loss.

Gain on foreign currency transactions. The foreign currency gain of $849 and $395 for YTD 2016 and YTD 2015, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for YTD 2016 and YTD 2015 was 60.9% and 55.1%, respectively. The effective tax rate exceeded the US federal statutory rate of 35% for these periods primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes, and certain non-deductible expenses.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for YTD 2015:

	Six months ended June 30, 2015
	$	Percentage of Revenue
Service revenue, net	175,979	100.0%

Service expense	155,820	88.5%
General and administrative expense	10,240	5.8%
Depreciation and amortization	3,613	2.1%
Interest expense, net	1,635	0.9%
Income from discontinued operations before provision for income taxes	4,671	2.7%
Provision for income taxes	2,545	1.4%
Discontinued operations, net of tax	2,126	1.2%

The results above include an allocation of interest expense related to 50% of the net proceeds from the sale of the Human Services segment, which was required to be repaid by the lenders under the terms of the Company’s credit facility.

Net loss attributable to noncontrolling interests. We have minority interests, some of which are in companies that are currently experiencing losses due to start-up costs. As such we have a net loss attributable to noncontrolling interests.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q2 2016 and Q2 2015:

	Three Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	309,156	100.0%	270,690	100.0%

Service expense	285,687	92.4%	246,931	91.2%
General and administrative expense	2,785	0.9%	2,554	0.9%
Depreciation and amortization	2,931	0.9%	2,329	0.9%
Operating income	17,753	5.7%	18,876	7.0%

Service revenue, net. Service revenue, net for our NET Services segment in Q2 2016 increased $38,466, or 14.2%, compared to Q2 2015. The increase was primarily related to the full quarter impact of new managed care organization (“MCO”) contracts that commenced in 2015 and 2016 in California, Iowa, Michigan and Oklahoma as well as increased membership under existing contracts in Florida, California, Michigan, Louisiana and Pennsylvania.

Service expense. Service expense for our NET Services segment included the following for Q2 2016 and Q2 2015:

	Three Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	235,986	76.3%	204,574	75.6%
Payroll and related costs	39,702	12.8%	33,653	12.4%
Other operating expenses	9,926	3.2%	8,779	3.2%
Stock-based compensation	73	0.0%	(75)	0.0%
Total service expense	285,687	92.4%	246,931	91.2%

Service expense for Q2 2016 increased $38,756, or 15.7%, compared to Q2 2015. The increase in service expense was primarily attributable to an increase in purchased transportation services due primarily to higher volume. Purchased transportation services as a percentage of revenue increased slightly, primarily as a result of increased utilization. Additionally, our payroll and related costs increased in Q2 2016 as compared to Q2 2015 primarily due to the hiring of additional executive management members to support growth and operational initiatives and the hiring of other employees to support new contracts and increased call volume associated with increased utilization, and a long-term incentive plan for management put into place in the fourth quarter of 2015. Our other operating expenses also increased in Q2 2016 as compared to Q2 2015 due to volume, although they remained constant as a percentage of revenue.

General and administrative expense. General and administrative expenses in Q2 2016 increased $231, or 9.0%, as compared to Q2 2015, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense remained constant at approximately 0.9%.

Depreciation and amortization expense. Depreciation and amortization expenses increased $602 primarily due to the addition of long-lived assets in our expanded call centers. As a percentage of revenue, depreciation and amortization remained constant at approximately 0.9% for Q2 2016 and Q2 2015.

NET Services segment financial results are as follows for YTD 2016 and YTD 2015:

	Six Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	600,140	100.0%	525,450	100.0%

Service expense	552,656	92.1%	476,178	90.6%
General and administrative expense	5,622	0.9%	5,051	1.0%
Depreciation and amortization	5,807	1.0%	4,606	0.9%
Operating income	36,055	6.0%	39,615	7.5%

Service revenue, net. Service revenue, net for our NET Services segment in YTD 2016 increased $74,690, or 14.2%, compared to YTD 2015. The increase was primarily related to the impact of new contracts that commenced in 2015 and 2016 in Florida, California, Michigan, Iowa, Oklahoma and Texas as well as increased membership under existing contracts in Florida, California, Michigan, Louisiana and Pennsylvania.

Service expense. Service expense for our NET Services segment included the following for YTD 2016 and YTD 2015:

	Six Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	453,314	75.5%	391,224	74.5%
Payroll and related costs	80,285	13.4%	67,366	12.8%
Other operating expenses	18,902	3.1%	17,334	3.3%
Stock-based compensation	155	0.0%	254	0.0%
Total service expense	552,656	92.1%	476,178	90.6%

Service expense for YTD 2016 increased $76,478, or 16.1%, compared to YTD 2015. The increase in service expense was primarily attributable to an increase in purchased transportation services due primarily to higher volume. Purchased transportation services as a percentage of revenue increased slightly, primarily as a result of increased utilization. Additionally, our payroll and related costs increased for YTD 2016 as compared to YTD 2015 primarily due to the hiring of additional executive management members to support growth and operational initiatives and the hiring of other employees to support new contracts and increased call volume associated with increased utilization, and a long-term incentive plan for management put into place in the fourth quarter of 2015. Our other operating expenses also increased in YTD 2016 as compared to YTD 2015 due to volume, although they decreased slightly as a percentage of revenue.

General and administrative expense. General and administrative expenses in YTD 2016 increased $571, or 11.3%, as compared to YTD 2015, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense decreased slightly from 1.0% for YTD 2015 to 0.9% for YTD 2016.

Depreciation and amortization expense. Depreciation and amortization expenses increased $1,201 primarily due to the addition of long-lived assets in our expanded call centers. As a percentage of revenue, depreciation and amortization increased slightly from 0.9% for YTD 2015 to 1.0% for YTD 2016.

HA Services

HA Services segment financial results are as follows for Q2 2016 and Q2 2015:

	Three Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	52,272	100.0%	55,404	100.0%

Service expense	36,963	70.7%	41,193	74.4%
General and administrative expense	662	1.3%	760	1.4%
Depreciation and amortization	7,965	15.2%	7,185	13.0%
Operating income	6,682	12.8%	6,266	11.3%

Service revenue, net. Service revenue, net for our HA Services segment in Q2 2016 decreased $3,132, or 5.7%, as compared to Q2 2015. The decrease was attributable to a decline in the average price of comprehensive health assessments (“CHAs”) partially as a result of a different customer mix in Q2 2016 versus Q2 2015. In 2015, pricing was highest in the second quarter; however, this trend is not expected in 2016. Partially offsetting this decrease in pricing was a slight increase in volume of CHAs as volume declines from our largest client were offset by increases from other clients.

Service expense. Service expense for our HA Services segment included the following for Q2 2016 and Q2 2015:

	Three Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	30,749	58.8%	33,437	60.4%
Purchased services	387	0.7%	255	0.5%
Other operating expenses	5,805	11.1%	7,488	13.5%
Stock-based compensation	22	0.0%	13	0.0%
Total service expense	36,963	70.7%	41,193	74.4%

Service expense in Q2 2016 decreased $4,230, or 10.3%, compared to Q2 2015 due primarily to decreased headcount and other costs directly associated with CHAs, operational efficiencies in our indirect costs and a reduction in expense due to forfeited long-term awards, which have been reallocated to current employees. These decreased costs were partially offset by increased expense related to a long-term incentive plan for management put into place in the fourth quarter of 2015.

General and administrative expense. General and administrative expense in Q2 2016 decreased $98, compared to Q2 2015 due to decreased facility costs.

Depreciation and amortization expense. Depreciation and amortization expense in Q2 2016 increased $780, or 10.9%, compared to Q2 2015. Depreciation and amortization includes $6,548 and $6,543 of amortization of intangible assets for Q2 2016 and Q2 2015, respectively. The increase in depreciation and amortization expense was primarily due to depreciation on capital expenditures incurred since June 30, 2015 to support service delivery efficiencies.

HA Services segment financial results are as follows for YTD 2016 and YTD 2015:

	Six Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	102,864	100.0%	112,836	100.0%

Service expense	74,753	72.7%	84,406	74.8%
General and administrative expense	1,318	1.3%	1,282	1.1%
Depreciation and amortization	15,762	15.3%	14,367	12.7%
Operating income	11,031	10.7%	12,781	11.3%

Service revenue, net. Service revenue, net for our HA Services segment in YTD 2016 decreased $9,972, or 8.8%, as compared to YTD 2015. The decrease was primarily attributable to decreased volume specifically related to one large client that reduced their volume commitment for 2016 versus 2015, as well as a slight decline in pricing. Partially offsetting this decrease was an increase in volume by other clients.

Service expense. Service expense for our HA Services segment included the following for YTD 2016 and YTD 2015:

	Six Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	62,652	60.9%	68,547	60.7%
Purchased services	695	0.7%	482	0.4%
Other operating expenses	11,362	11.0%	15,353	13.6%
Stock-based compensation	44	0.0%	24	0.0%
Total service expense	74,753	72.7%	84,406	74.8%

Service expense in YTD 2016 decreased $9,653, or 11.4%, compared to YTD 2015 due primarily to decreased headcount and other costs directly associated with CHA volume and a reduction in expense due to forfeited long-term awards, which have been reallocated to current employees. This decrease in expenses was partially offset by increased expense related to a long-term incentive plan for management put into place in the fourth quarter of 2015.

General and administrative expense. General and administrative expense in YTD 2016 increased $36, compared to YTD 2015 due to increased facility costs.

Depreciation and amortization expense. Depreciation and amortization expense in YTD 2016 increased $1,395, or 9.7%, compared to YTD 2015. Depreciation and amortization includes $13,095 and $12,998 of amortization of intangible assets for YTD 2016 and YTD 2015, respectively. The increase in depreciation and amortization expense was primarily due to depreciation on capital expenditures incurred since June 30, 2015 to support service delivery efficiencies.

WD Services

WD Services segment financial results are as follows for Q2 2016 and Q2 2015:

	Three Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	89,289	100.0%	92,175	100.0%

Service expense	82,073	91.9%	83,308	90.4%
General and administrative expense	8,585	9.6%	7,984	8.7%
Depreciation and amortization	3,836	4.3%	3,332	3.6%
Operating income (loss)	(5,205)	-5.8%	(2,449)	-2.7%

Service revenue, net. Service revenue, net for our WD Services segment in Q2 2016 decreased $2,886, or 3.1%, compared to Q2 2015. The decrease in Q2 2016 compared to Q2 2015 was primarily related to the impact of the decrease in the value of the British pound to the US dollar in June 2016. Excluding the effects of changes in currency exchange rates, service revenue increased 1.6% in Q2 2016 compared to Q2 2015.

Service expense. Service expense for our WD Services segment included the following for Q2 2016 and Q2 2015:

	Three Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	57,808	64.7%	50,231	54.5%
Purchased services	12,713	14.2%	20,676	22.4%
Other operating expenses	11,559	12.9%	10,854	11.8%
Stock-based compensation	(7)	0.0%	1,547	1.7%
Total service expense	82,073	91.9%	83,308	90.4%

Service expense in Q2 2016 decreased $1,235, or 1.5%, compared to Q2 2015. Purchased services decreased in Q2 2016 compared to Q2 2015 primarily as a result of a decline in client referrals in our primary employability program which required less use of outsourced services. Stock-based compensation decreased $1,554 in Q2 2016 as compared to Q2 2015 due to the settlement of outstanding awards in the fourth quarter of 2015 in relation to the separation of two executives. Partially offsetting these decreased costs were increased payroll and related costs in Q2 2016 compared to Q2 2015 due to costs associated with a significant new offender rehabilitation program that began in 2015, $3,437 in termination benefits related to two redundancy plans designed to better align headcount with service delivery volumes and new information technology systems and higher payroll expense in France.

General and administrative expense. General and administrative expense in Q2 2016 increased $601, or 7.5%, compared to Q2 2015. This increase was primarily due to facility costs related to the growth associated with our new programs.

Depreciation and amortization expense. Depreciation and amortization expense for Q2 2016 increased $504, or 15.1% compared to Q2 2015. The increase was primarily attributable to the depreciation of capital expenditures incurred related to new contracts in France as well as the offender rehabilitation program.

WD Services segment financial results are as follows for YTD 2016 and YTD 2015:

	Six Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	180,332	100.0%	199,792	100.0%

Service expense	163,745	90.8%	177,540	88.9%
General and administrative expense	16,456	9.1%	15,209	7.6%
Depreciation and amortization	7,415	4.1%	6,648	3.3%
Operating income (loss)	(7,284)	-4.0%	395	0.2%

Service revenue, net. Service revenue, net for our WD Services segment in YTD 2016 decreased $19,460 or 9.7%, compared to YTD 2015. Excluding the effects of changes in currency exchange rates service revenue decreased 5.2% in YTD 2016 compared to YTD 2015. The decrease in YTD 2016 compared to YTD 2015 was primarily related to revenue declines associated with declining referrals and an altered pricing structure under the segment’s primary employability program in the United Kingdom. This decrease was partially offset by the impact of two new contracts in France which began in July 2015, growth of certain spring and summer youth programs in 2016 and the full period impact of a significant new offender rehabilitation program that began in 2015.

Service expense. Service expense for our WD Services segment included the following for YTD 2016 and YTD 2015:

	Six Months Ended June 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	114,687	63.6%	116,793	58.5%
Purchased services	27,206	15.1%	36,871	18.5%
Other operating expenses	21,827	12.1%	20,758	10.4%
Stock-based compensation	25	0.0%	3,118	1.6%
Total service expense	163,745	90.8%	177,540	88.9%

Service expense in YTD 2016 decreased $13,795, or 7.8%, compared to YTD 2015. Payroll and related costs decreased primarily as a result of decreased headcount associated with declining referrals under WD Services’ primary employability program. Partially offsetting these decreases was increased payroll and related costs associated with a significant new offender rehabilitation program that began in 2015, $4,608 in termination benefits related to two redundancy plans designed to better align headcount with service delivery volumes and new information technology systems and higher payroll expense in France. Purchased services decreased $9,665 in YTD 2016 compared to YTD 2015 primarily as a result of a decline in client referrals in our primary employability program which required less use of outsourced services. Stock-based compensation decreased $3,093 in YTD 2016 as compared to YTD 2015 due to the settlement of outstanding awards in the fourth quarter of 2015 in relation to the separation of two executives.

General and administrative expense. General and administrative expense in YTD 2016 increased $1,247, or 8.2%, compared to YTD 2015. This increase was primarily due to facility costs related to the growth associated with our new programs.

Depreciation and amortization expense. Depreciation and amortization expense for YTD 2016 increased $767, or 11.5%, compared to YTD 2015. The increase was primarily attributable to the depreciation of capital expenditures incurred related to new contracts in France as well as the offender rehabilitation program.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q2 2016 and Q2 2015:

	Three Months Ended June 30,
	2016	2015
	$	$
Service revenue, net (a)	(85)	(31)

Service expense	327	184
General and administrative expense	5,341	6,996
Depreciation and amortization	82	345
Operating loss	(5,835)	(7,556)

(a)

Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the finanical results of our operating segments.

Operating loss. Corporate and Other operating loss in Q2 2016 decreased by $1,721, or 22.8%, as compared to Q2 2015, primarily due to decreases in cash settled stock-based compensation expense of $576. Additional decreases in general and administrative expenses related to various items, including accounting costs, professional fees, insurance costs and share settled stock-based compensation expense. Partially offsetting these decreases were increased legal costs.

Corporate and Other financial results are as follows for YTD 2016 and YTD 2015:

	Six Months Ended June 30,
	2016	2015
	$	$
Service revenue, net (a)	(54)	(11)

Service expense	384	29
General and administrative expense	13,150	16,218
Depreciation and amortization	166	623
Operating loss	(13,754)	(16,881)

(a)

Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the finanical results of our operating segments.

Operating loss. Corporate and Other operating loss in YTD 2016 decreased by $3,127, or 18.5%, as compared to YTD 2015, primarily due to decreases in cash settled stock-based compensation expense of $1,878. Additional decreases in general and administrative expenses related to various items, including accounting costs, professional fees, insurance costs and share settled stock-based compensation expense. Partially offsetting these decreases were costs resulting from the sale of our Human Services segment, including bonuses approved in 2016 of $983 and contract termination fees of $210, as well as increased legal fees.

 Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors, uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer, winter and holiday seasons. Due to higher demand in the summer months, lower demand during the winter and holiday seasons, and a primarily fixed revenue stream based on a per member, per month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter and holiday seasons. HA Services has historically, with the exception of the year ended December 31, 2015, experienced higher volumes in the second half of the calendar year. WD Services is impacted by both the timing of commencement and expiration of major contracts. Under many of WD Services’ contracts in new service lines, we invest significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally incur these costs prior to commencing services and receiving payments. This results in significant variability in financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts will be structured in a similar fashion.

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

Cash flow from operating activities was our primary source of cash in YTD 2016. Our balance of cash and cash equivalents was $68,824 and $84,770 at June 30, 2016 and December 31, 2015, respectively, including $20,906 and $37,467 held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries.

We had restricted cash of $16,207 and $20,056 at June 30, 2016 and December 31, 2015, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. At June 30, 2016 and December 31, 2015, our total debt was $311,950 and $304,950, respectively.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

       Operating activities. We generated net cash flows from operating activities of $37,497 for YTD 2016. These cash flows included net income of $6,123. Non-cash items included $17,632 of amortization expense, $11,518 of depreciation expense, $1,947 in stock-based compensation expense, and $4,176 in equity in net loss of investee. In addition, we made estimated income tax payments of $28,337 in relation to the sale of our Human Services segment. Changes in working capital items include the following significant items:

●

$44,052 source of cash due to the increase in accounts payable and accrued expenses. This increase was primarily related to a timing difference related to the payment of NET Services’ purchased service provider charges at June 30, 2016 compared to December 31, 2015 as approximately $29,700 of provider payments were pending transfer as of June 30, 2016.

●

$26,724 use of cash due to the increase in prepaid expenses and other assets, the majority of which is due to cash payments made for income taxes and insurance policy renewals, as well as prepayments made by WD Services for expenses that will be recognized in conjunction with services provided during the remainder of the year in certain youth summer programs.

Investing activities. Net cash used in investing activities totaled $26,177 for YTD 2016. During YTD 2016, $23,636 of cash was used to purchase property and equipment primarily related to information technology purchases to support service delivery efficiencies and the growth of our operating segments, and $6,381 was used to fund our equity investment in Mission Providence. These cash outflows were partially offset by a decrease in the restricted cash of the Captive of $3,849.

Financing activities. Net cash used in financing activities totaled $26,733 for YTD 2016. During YTD 2016, we borrowed $22,500 under our revolving credit facility and paid scheduled term loan payments of $15,500. During YTD 2016, cash paid for common stock repurchases pursuant to our $70,000 stock repurchase program totaled $32,416 and we paid convertible preferred stock dividends of $2,197.

Effect of exchange rate changes on cash. There was a negative effect on cash of $533 for YTD 2016 which resulted primarily from the decline in the value of the British pound, as compared to the US dollar. The June 23, 2016 announcement of the passage of the referendum advising for the exit of the United Kingdom (“UK”) from the European Union (“EU”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the US dollar. Volatility in exchange rates is expected to continue as the UK negotiates its exit from the EU. A weaker British pound compared to the US dollar during a reporting period causes local currency results of our UK operations to be translated into fewer US dollars. In addition, certain balances which are denominated in non-functional currencies were impacted, as they are translated to British pounds.

Obligations and commitments

Credit facility. We are party to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The credit agreement provides us with senior secured credit facilities, which consisted of the following at June 30, 2016:

●

$60,000 term loan subject to quarterly amortization payments, which commenced on December 31, 2014, so that the following percentages of the term loan outstanding on the closing date are repaid as follows: 7.5% between December 31, 2014 and September 30, 2015, 10.0% between December 31, 2015 and September 30, 2016, 12.5% between December 31, 2016 and September 30, 2017, 15.0% between December 31, 2017 and June 30, 2018 and the remaining balance on August 2, 2018. At June 30, 2016, $51,000 was outstanding.

●

$250,000 term loan subject to quarterly amortization payments, which commenced on March 31, 2015, so that the following percentages of the term loan outstanding on the closing date are repaid as follows: 7.5% between March 31, 2015 and December 31, 2015, 10.0% between March 31, 2016 and December 31, 2016, 12.5% between March 31, 2017 and December 31, 2017, 15.0% between March 31, 2018 and June 30, 2018 and the remaining balance on August 2, 2018. At June 30, 2016, $218,750 was outstanding.

●

$240,000 revolving credit facility, including a subfacility of $25,000 for letters of credit. As of June 30, 2016, we had $42,200 of borrowings and seven letters of credit in the amount of $5,756 outstanding under the revolving credit facility. At June 30, 2016, our available credit under the revolving credit facility was $192,044.

The credit facility matures on August 2, 2018.

Interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the credit agreement. The interest rate applied to our term loan at June 30, 2016 was 3.38%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio.

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

The credit agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of June 30, 2016.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year and commenced on the first calendar day of the first January, April, July or October following the date of original issuance of the convertible preferred stock, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the convertible preferred stock. Cash dividends were declared for the six months ended June 30, 2016 and totaled $2,197.

Contingent obligations. We maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At June 30, 2016, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was $1,770, $2,300 and $9,492, respectively. In addition, based on a third-party actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at June 30, 2016 was $7,454. Further, SPCIC had restricted cash of $15,765 and $19,491 at June 30, 2016 and December 31, 2015, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

           We offer our NET Services’, HA Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $1,720 and $2,351 as of June 30, 2016 and December 31, 2015, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015 and under Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

During the six months ended June 30, 2016, we conducted business in 11 countries outside the US. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. During YTD 2016, we used 11 functional currencies and generated approximately $171,871 of our service revenue, net from operations outside the US. If we expand further into international markets, we expect this risk to increase.

A 10% adverse change in the foreign currency exchange rate from British pounds to US dollars would have a $12,588 negative impact on consolidated revenue and a $631 positive impact on net income attributable to Providence. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on the Company.

We do not currently hedge against the possible impact of currency fluctuations. However, we assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Interest rate and market risk

As of June 30, 2016, we had borrowings under our term loans of $269,750 and borrowings under our revolving line of credit of $42,200. Borrowings under our Credit Agreement accrue interest at LIBOR plus 2.75% per annum as of June 30, 2016. An increase of 1% in the LIBOR rate would cause an increase in interest expense of approximately $6,065 over the remaining term of the Credit Agreement, which matures in 2018.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL. For further information on this proceeding, please see Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and Part II, Item 1, Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.

On May 6, 2016, the plaintiff filed a verified second amended class action and derivative complaint. In addition to the defendants named in the earlier complaint, the second amended complaint names Paul Hastings LLP (“Paul Hastings”) and Bank of America, N.A. (“BofA”) as additional defendants. In addition to previously asserted claims, the second amended complaint purports to assert direct and derivative claims for breach of fiduciary duties against Coliseum Capital Management, LLC (“Coliseum Capital Management”), in its capacity as the controlling stockholder of the Company, in connection with the subordinated note, the Company’s rights offering of preferred stock and the Standby Purchase Agreement with Coliseum Capital Management (the “Financing Transactions”). The second amended complaint also alleges that Paul Hastings breached their fiduciary duties as counsel to the Company in connection with the Financing Transactions and that BofA and Paul Hastings aided and abetted certain of the defendants in breaching their fiduciary duties in connection with the Financing Transactions.  The second amended complaint seeks, among other things, revision or rescission of the terms of the subordinated note and preferred stock, corporate governance reforms, disgorgement of fees paid to RBC Capital Markets, LLC, Paul Hastings and BofA for work relating to the Financing Transactions, unspecified damages and other relief.

On May 20, 2016, the Court granted a six-month stay of the proceeding from the date of such order to allow a special litigation committee, created by the Company’s board of directors, sufficient time to investigate, review and evaluate the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. The special litigation committee’s review of the facts is ongoing.

Item 1A. Risk Factors.

Our business could be adversely affected by the referendum of the UK’s membership in the European Union

The announcement of the passage of the referendum advising for the exit of the UK from the EU (referred to as Brexit) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future payers and employees, which could have an adverse effect on our business, financial results and operations. The referendum is non-binding; however, if passed into law, negotiations would commence to determine the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the US dollar against foreign currencies in which we conduct business. The strengthening of the US dollar relative to the British pound and other currencies may adversely affect our results of operations as we translate sales and other results denominated in foreign currency into US dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer US dollars.

The announcement and unknown effects of Brexit may also create global economic uncertainty, which may cause our payers to closely monitor their costs and reduce their spending budget on our services. Additionally, changes in governmental personnel may impact our current relationships with our payers. Any of these effects of Brexit, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

There have been no other material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2016:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (in 000's) (2)
Month 1:
April 1, 2016 to April 30, 2016	18,495	$47.43	18,287	$44,532

Month 2:
May 1, 2016 to May 31, 2016	100	$47.46	100	$44,527

Month 3:
June 1, 2016 to June 30, 2016	254,943	$47.36	254,782	$32,456

Total	273,538		273,169

______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

On November 4, 2015 our Board of Directors authorized the Company to engage in a common stock repurchase program to repurchase up to $70,000 in aggregate value of the Company’s common stock during the twelve-month period following November 4, 2015. As of June 30, 2016, we have spent $37,544 to purchase 818,054 shares of our common stock under this plan.

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

THE PROVIDENCE SERVICE CORPORATION

Date: August 2, 2016	By:	/s/ James Lindstrom
James Lindstrom Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2016	By:	/s/ David Shackelton
David Shackelton Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)+	Employment Agreement, dated April 4, 2016, between The Providence Service Corporation and Sophia Tawil.

10.2+*	Extension of Employment Agreement dated March 24, 2014 between The Providence Service Corporation and Herman Schwarz.

10.3(2)+	The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 filed with the Securities and Exchange Commission on May 6, 2016.

(2)	Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 14, 2016.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.