Form 10-Q
period 2016-09-30
PROVIDENCE SERVICE CORP
filed 2016-11-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were outstanding 14,165,012 shares (excluding treasury shares of 3,149,517) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

 Item 1.   Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,362	$79,756
Accounts receivable, net of allowance of $4,249 in 2016 and $4,380 in 2015	170,723	156,932
Other receivables	9,329	16,298
Prepaid expenses and other	41,245	27,624
Restricted cash	2,475	4,012
Deferred tax assets	7,383	2,891
Current assets of discontinued operations held for sale	39,518	32,211
Total current assets	323,035	319,724
Property and equipment, net	57,451	46,158
Goodwill, net	126,167	129,958
Intangible assets, net	57,204	69,564
Other assets	15,460	27,312
Restricted cash, less current portion	12,664	16,044
Deferred tax asset	3,581	42
Non-current assets of discontinued operations held for sale	428,495	441,400
Total assets	$1,024,057	$1,050,202
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$322,898	$31,375
Accounts payable	22,493	28,019
Accrued expenses	103,468	117,436
Accrued transportation costs	96,472	64,537
Deferred revenue	17,958	28,667
Reinsurance and related liability reserves	9,910	9,389
Current liabilities of discontinued operations held for sale	20,603	15,849
Total current liabilities	593,802	295,272
Long-term obligations, less current portion	-	268,696
Other long-term liabilities	27,683	22,855
Deferred tax liabilities	6,586	8,403
Non-current liabilities of discontinued operations held for sale	81,884	87,268
Total liabilities	709,955	682,494
Commitments and contingencies (Note 13)
Reedeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,398 and 803,518 issued and outstanding; 5.5%/8.5% dividend rate	77,565	77,576
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,313,862 and 17,186,780 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	299,950	293,012
Retained earnings	73,408	69,209
Accumulated other comprehensive loss, net of tax	(27,971)	(16,831)
Treasury shares, at cost, 3,048,293 and 1,895,998 shares	(108,037)	(54,823)
Total Providence stockholders' equity	237,367	290,584
Noncontrolling interest	(830)	(452)
Total stockholders' equity	236,537	290,132
Total liabilities and stockholders' equity	$1,024,057	$1,050,202

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Service revenue, net	$412,512	$379,568	$1,192,930	$1,104,799

Operating expenses:
Service expense	378,729	350,583	1,095,515	1,004,329
General and administrative expense	17,320	20,521	52,548	56,998
Depreciation and amortization	6,670	5,882	20,058	17,759
Total operating expenses	402,719	376,986	1,168,121	1,079,086
Operating income	9,793	2,582	24,809	25,713

Other expenses:
Interest expense, net	702	515	2,339	2,763
Equity in net loss of investees	1,517	4,465	5,693	8,008
Gain on foreign currency transactions	(482)	(736)	(1,332)	(1,131)
Income (loss) from continuing operations before income taxes	8,056	(1,662)	18,109	16,073
Provision for income taxes	4,543	2,495	12,051	12,918
Income (loss) from continuing operations, net of tax	3,513	(4,157)	6,058	3,155
Discontinued operations, net of tax	(2,562)	(1,253)	1,017	4,258
Net income (loss)	951	(5,410)	7,075	7,413
Net (income) loss attributable to noncontrolling interests	(301)	(161)	433	(114)
Net income (loss) attributable to Providence	$650	$(5,571)	$7,508	$7,299

Net income (loss) available to common stockholders (Note 11)	$(717)	$(6,687)	$3,697	$3,014

Basic earnings (loss) per common share:
Continuing operations	$0.13	$(0.33)	$0.19	$(0.05)
Discontinued operations	(0.18)	(0.08)	0.06	0.24
Basic earnings (loss) per common share	$(0.05)	$(0.41)	$0.25	$0.19

Diluted earnings (loss) per common share:
Continuing operations	$0.13	$(0.33)	$0.19	$(0.05)
Discontinued operations	(0.18)	(0.08)	0.06	0.24
Diluted earnings (loss) per common share	$(0.05)	$(0.41)	$0.25	$0.19

Weighted-average number of common shares outstanding:
Basic	14,523,408	16,130,421	14,823,757	16,068,455
Diluted	14,634,483	16,130,421	14,943,024	16,068,455

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income (loss)	$951	$(5,410)	$7,075	$7,413
Net (income) loss attributable to noncontrolling interests	(301)	(161)	433	(114)
Net income (loss) attributable to Providence	650	(5,571)	7,508	7,299
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(2,808)	(6,290)	(11,140)	(5,579)
Other comprehensive loss	(2,808)	(6,290)	(11,140)	(5,579)
Comprehensive income (loss)	(1,857)	(11,700)	(4,065)	1,834
Comprehensive income (loss) attributable to noncontrolling interests	(266)	(160)	378	(95)
Comprehensive income (loss) attributable to Providence	$(2,123)	$(11,860)	$(3,687)	$1,739

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2016	2015
Operating activities
Net income	$7,075	$7,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,039	15,287
Amortization	24,140	29,157
Provision for doubtful accounts	2,196	2,018
Stock-based compensation	3,204	8,822
Deferred income taxes	(15,446)	(7,811)
Amortization of deferred financing costs and debt discount	1,573	1,611
Excess tax benefit upon exercise of stock options	(276)	(2,364)
Asset impairment charge	-	1,593
Equity in net loss of investee	5,693	8,008
Other non-cash credits	(1,279)	(433)
Changes in operating assets and liabilities:
Accounts receivable	(22,116)	(87,823)
Other receivables	5,677	1,177
Restricted cash	-	43
Prepaid expenses and other	(15,577)	12,719
Reinsurance liability reserve	984	5,174
Accounts payable and accrued expenses	32,530	(10,556)
Income taxes payable on sale of business	(30,153)	-
Accrued transportation costs	31,935	23,626
Deferred revenue	(7,460)	17,896
Other long-term liabilities	5,242	248
Net cash provided by operating activities	44,981	25,805
Investing activities
Purchase of property and equipment	(33,928)	(23,834)
Net (increase) decrease in short-term investments	242	(14)
Acquisitions, net of cash acquired	-	(3,433)
Equity investments	(6,381)	(13,785)
Restricted cash for reinsured claims losses	4,917	(1,452)
Net cash used in investing activities	(35,150)	(42,518)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	80,667
Preferred stock dividends	(3,309)	(2,814)
Repurchase of common stock, for treasury	(53,214)	(738)
Proceeds from common stock issued pursuant to stock option exercise	4,099	4,490
Excess tax benefit upon exercise of stock options	276	2,364
Repayment of long-term debt	(23,250)	(92,938)
Proceeds from long-term debt	43,500	-
Payment of contingent consideration	-	(7,496)
Other financing costs	(47)	(288)
Net cash used in financing activities	(31,945)	(16,753)
Effect of exchange rate changes on cash	(39)	(463)
Net change in cash and cash equivalents	(22,153)	(33,929)
Cash and cash equivalents at beginning of period	84,770	160,406
Cash and cash equivalents at end of period	$62,617	$126,477

Supplemental cash flow information:
Cash included in current assets of discontinued operations held for sale	$10,255	$31,515
Cash paid for interest	8,873	12,922
Cash paid for income taxes	50,037	16,600
Prepaid financing and subsidiary stock issuance costs	1,049	-
Accrued unfunded future equity investment capital contributions	1,590	8,501
Purchase of equipment through capital lease obligation	809	-

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(in thousands except share and per share data)

1. Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is a holding company, which owns controlling and noncontrolling interests in companies which provide critical healthcare and workforce development services. In 2016, Providence, through its ownership of interests in subsidiaries and other companies, operated in three segments: Non-Emergency Transportation Services (“NET Services”), Workforce Development Services (“WD Services”) and Health Assessment Services (“HA Services”). As further discussed below, on October 19, 2016, the Company completed its CCHN Group Holdings Inc. (together with its subsidiaries, “Matrix” or “HA Services”) stock subscription transaction pursuant to which a third-party subscribed for a 53.2% equity interest in Matrix with Providence retaining a 46.8% equity interest in Matrix. Thus, the Company now owns a noncontrolling interest in Matrix, and the results of Matrix are presented within discontinued operations.

NET Services coordinates non-emergency transportation for individuals whose limited mobility and/or financial resources would otherwise hinder them from accessing necessary healthcare and social services. WD Services primarily provides employability and offender rehabilitation services to eligible participants of government sponsored programs. HA Services, which has been presented as a discontinued operation beginning with these financial statements, provides care optimization and delivery solutions, including comprehensive health assessments (“CHAs”) for health plans as well as in-home care management offerings. In addition, the Company completed the sale of the Human Services segment effective November 1, 2015, which also is presented as a discontinued operation.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

During the quarter ended September 30, 2016, the HA Services segment met the criteria for held for sale classification due to the execution on August 28, 2016 of a stock subscription agreement by the Company pursuant to which a third-party subscribed for an equity interest in Matrix. Therefore, the HA Services segment is presented as a discontinued operation in accordance with GAAP. The assets and liabilities of the HA Services segment are classified as held for sale in the condensed consolidated balance sheets for all periods presented. Additionally, the operating results of this segment, along with certain expenses associated with the Human Services segment sold on November 1, 2015, are reported as discontinued operations, net of tax, in the condensed consolidated statements of income for all periods presented. See Note 15, Discontinued Operations.

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

The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

          We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and reclassified debt issuance costs to a contra-liability account in the condensed consolidated balance sheet as of December 31, 2015. Additionally, the Company recast its condensed consolidated statement of other comprehensive income for the three and nine months ended September 30, 2015 to conform with the presentation of other comprehensive income included in the Company’s Form 10-K for the year ended December 31, 2015.

2. Accounting Changes and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the periods presented in these condensed consolidated financial statements:

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

Upon adoption of ASU 2015-03 on January 1, 2016, the Company elected to present deferred financing costs for both its credit facilities and line-of credit arrangement as a direct deduction from the carrying amount of the respective debt liability. Accordingly, deferred financing costs, net of amortization, totaling $3,774 at December 31, 2015 have been reclassified from “Other assets” to “Long-term obligations, less current portion” in the condensed consolidated balance sheets. Deferred financing costs and debt discounts, net of accumulated amortization, totaling $2,302 and $1,050 at September 30, 2016 are included in “Current portion of long-term obligations” and “Other long-term liabilities”, respectively, in the condensed consolidated balance sheets. See Note 7, Long-Term Obligations, for additional information regarding current classification of this amount. Deferred financing costs and debt discounts, net of accumulated amortization, totaling $4,879 at December 31, 2015 are included in “Long-term obligations, less current portion” in the condensed consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016 had no impact on the consolidation of the Company’s existing VIEs.

Updates to the recent accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2015 are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 introduced FASB Accounting Standards Codification Topic 606 (“ASC 606”). ASC 606 will supersede ASC 605, Revenue Recognition (“ASC 605”) and most of the industry-specific guidance on recognizing revenue. The FASB has since issued the following updates that clarify or supplement the guidance in ASU 2014-09:

●

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 clarifies how an entity should assess collectability, present sales taxes, measure noncash consideration and apply some aspects of the transition guidance in ASU 2014-09.

●

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the guidance in ASU 2014-09 for identifying performance obligations and recognizing revenue for licenses of intellectual property.

●

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations and whether an entity should report revenue on a gross or net basis.

Each of these ASUs are effective for public companies for annual reporting periods (and interim reporting periods within those annual reporting periods) beginning after December 15, 2017 and permit entities to transition using either a full retrospective or modified retrospective methodology. The Company has developed an implementation plan, assembled a cross-functional project team and begun to assess the impacts of applying ASC 606 by completing an analysis of the Company’s contracts with its customers. The assessment of applying ASC 606 is ongoing and, therefore, the Company has not yet determined whether those impacts will be material to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 introduced FASB Accounting Standards Codification Topic 842 (“ASC 842”), which will replace ASC 840, Leases. Under ASC 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

ASU 2016-02 is effective for publicly held entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. The Company is in the preliminary stages of assessing the impact of applying ASC 842 to its lease agreements. The assessment of applying ASU 2016-02 is ongoing and, therefore, the Company has not yet determined whether the impacts will be material to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 instead specifies that the investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and apply the equity method of accounting as of the date the investment became qualified for equity method accounting. ASU 2016-07 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied prospectively. The adoption of ASU 2016-07 will impact the Company’s accounting and disclosures for investments for which it begins applying the equity method after the effective date.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company currently is evaluating the impact of the adoption of ASU 2016-09 on the Company's consolidated financial statements and has determined it will not early adopt ASU 2016-09.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”), which rescinded certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. The Company does not expect the adoption of this section of ASU 2016-11 to have an impact on its consolidated financial statements. Additionally, ASU 2016-11 removed from the Codification the SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share Under Topic 815,” which is codified in FASB ASC Topic 815, Derivatives and Hedging, and is effective on adoption of ASU No. 2014-16, Derivatives and Hedging (Topic 815) (“ASU 2014-16”). The Company adopted ASU 2014-16 effective January 1, 2015. The adoption of this section of ASU 2016-11 did not have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU 2016-13 will supersede or clarify much of the existing guidance for reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The amendments in ASU 2016-13 affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company has not evaluated the impact of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company currently is evaluating the impact the adoption of this ASU will have on the presentation of the Company's statements of cash flows.

There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for the year ended December 31, 2015.

 3. Equity Investment

The Company entered into a joint venture agreement in November 2014 to form Mission Providence Pty Ltd (“Mission Providence”). Mission Providence delivers employment services in Australia. The Company has a 60% ownership in Mission Providence, and has rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company provided to Mission Providence $6,381 in capital contributions during the nine months ended September 30, 2016, and may continue to provide further contributions in exchange for its equity interests.

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital. As a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s losses are recorded as “Equity in net loss of investees” in the accompanying condensed consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the condensed consolidated statements of cash flows as “Equity investments”.

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Mission Providence as of September 30, 2016 and December 31, 2015:

	Other Assets	Accrued Expenses	Maximum Exposure to Loss
September 30, 2016	$7,157	$1,590	$7,157
December 31, 2015	$9,324	$4,654	$9,324

Accrued expenses relate to future funding commitments required under the joint venture agreement pursuant to the Company’s 60% equity interest that have been approved by the Mission Providence joint venture board of directors.

Summary financial information for Mission Providence on a standalone basis is as follows:

	September 30, 2016	December 31, 2015
Current assets	$8,905	$7,789
Long-term assets	19,664	8,869
Current liabilities	19,857	10,488
Long-term liabilities	-	-

	Three months ended September 30,
	2016	2015
Revenue	$9,339	$4,162
Operating loss	(2,272)	(4,812)
Net loss	(1,422)	(3,250)

	Nine months ended September 30,
	2016	2015
Revenue	$26,432	$4,162
Operating loss	(8,795)	(11,339)
Net loss	(5,718)	(7,812)

4.     Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	September 30,	December 31,
	2016	2015
Prepaid income taxes	$5,136	$1,607
Escrow funds	10,000	-
Prepaid insurance	6,251	2,971
Prepaid taxes and licenses	4,736	4,895
Prepaid rent	2,004	2,235
Deposits held for leased premises and bonds	2,763	2,574
Other	10,355	13,342

Total prepaid expenses and other	$41,245	$27,624

Escrow funds relate to the sale of the Human Services segment, which was completed on November 1, 2015. The escrow funds are scheduled to be released fifteen months following the closing, although the amount to be released is subject to reduction to the extent indemnified representation and warranty claims are identified and agreed with the buyer.

5.     Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015
Accrued compensation	$22,303	$20,523
NET Services accrued contract payments	30,438	26,669
Income taxes payable	3,798	24,200
Other	46,929	46,044
Total accrued expenses	$103,468	$117,436

6.    Restructuring and Related Reorganization Costs

In the fourth quarter of 2015, WD Services approved two redundancy plans.  The first plan relates to the termination of employees currently delivering services under an offender rehabilitation program.  The second plan primarily relates to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the United Kingdom (the “UK”).   The Company recorded severance and related charges of approximately $4,741 during the nine months ended September 30, 2016 relating to the actualization of termination benefits for specifically identified employees impacted as well as an increase in the number of individuals impacted by these plans. The initial estimate of severance and related charges at December 31, 2015 was based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. The final identification of the employees impacted is subject to customary consultation procedures. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income.

Summary of Severance and Related Charges

	December 31, 2015	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	September 30, 2016

Charges related to new offender rehabilitation program	$6,538	$4,204	$(6,075)	$(906)	$3,761
Charges related to UK restructuring	2,059	537	(2,379)	(103)	114

Total	$8,597	$4,741	$(8,454)	$(1,009)	$3,875

The total of accrued severance and related costs of $3,875 and $8,597 are reflected in “Accrued expenses” in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively. The amount accrued as of September 30, 2016 is expected to be settled by the end of the first quarter of 2017.

7. Long-Term Obligations

          The Company’s long-term obligations were as follows:

	September 30,	December 31,
	2016	2015

$240,000 revolving loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.27% at September 30, 2016) with interest payable at least once every three months through August 2018	$63,200	$19,700
$250,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.38% at September 30, 2016), with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months, through August 2018	212,500	231,250
$60,000 term loan, LIBOR plus 2.25% - 3.25% (effective rate of 3.38% at September 30, 2016), with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, through August 2018	49,500	54,000
	325,200	304,950
Unamortized discount on debt	(2,302)	(4,879)
	322,898	300,071
Less current portion	322,898	31,375
Total long-term obligations, less current portion	$-	$268,696

On August 28, 2016, the Company entered into the Fourth Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement (the “Amendment”), amending that certain Amended and Restated Credit and Guaranty Agreement dated as of August 2, 2013 (as amended to date, the “Credit Agreement”). The Amendment provided for the lenders’ consent to the Matrix stock subscription transaction and additionally required the net cash proceeds received by the Company be applied first, to the prepayment of outstanding term loans, second, to the prepayment of outstanding revolving loans and third, for any purpose not prohibited by the Credit Agreement. Additionally, effective following the repayment of the outstanding term loans in full, the Amendment further reduced the aggregate revolving commitments under the Credit Agreement to $200,000. The term loans and revolving credit facility were fully paid on October 20, 2016, and are classified, along with the unamortized discount on debt, as current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2016.

The fair value of the long-term obligations approximated its carrying value at September 30, 2016 because the fair value period was reduced to one month as a result of the repayment of the long-term obligations on October 20, 2016. The fair value of the long-term obligations approximated $308,892 at December 31, 2015. The December 31, 2015 fair value of the Company’s long-term obligations was determined based on an income approach to discount the future debt payments using current market yields and was categorized within Level 3 of the fair value hierarchy.

Capital Leases

The Company has a three-year capital lease for information technology equipment with a termination date of May 2019. Minimum monthly lease payments of $24 are due under the terms of the lease. The total capital lease obligation at September 30, 2016 is $809, of which $359 is reflected in “Accrued liabilities” and $450 is reflected in “Other long-term liabilities” in the condensed consolidated balance sheet.

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

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's convertible preferred stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”) and the Company, the remaining 524,116 shares of the Company’s preferred stock were purchased by the Standby Purchasers at the $100.00 per share subscription price. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement. Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock, at a purchase price of $105.00 per share or a total purchase price of $15,750, of the same series and having the same conversion price as the convertible preferred stock sold in the Rights Offering.

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

In the event the Company does not declare and pay a cash dividend, the Company will declare a paid in kind (“PIK”) dividend by increasing the liquidation preference of the convertible preferred stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to the liquidation preference then in effect multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination. All holders of the Company’s convertible preferred stock are able to convert their convertible preferred stock into shares of common stock at a rate of approximately 2.51 shares of common stock for each share of convertible preferred stock. As of September 30, 2016, 1,602 shares of convertible preferred stock have been converted to 4,015 shares of common stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, which commenced on April 1, 2015, and, if declared, begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, accrue cumulatively on the same schedule as set forth above for cash dividends and are also compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends totaling $3,309 and $2,814 were distributed to convertible preferred stockholders for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes the convertible preferred stock activity for the nine months ended September 30, 2016:

	Dollar Value	Share Count
Balance at December 31, 2015	$77,576	803,518
Conversion to common stock	(12)	(120)
Allocation of issuance costs	1	-
Balance at September 30, 2016	$77,565	803,398

As of September 30, 2016, the 803,398 outstanding shares of convertible preferred stock are convertible into 2,014,538 shares of common stock.

9.    Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the nine months ended September 30, 2016:

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
Balance at December 31, 2015	17,186,780	$17	$293,012	$69,209	$(16,831)	1,895,998	$(54,823)	$(452)	$290,132
Stock-based compensation	-	-	3,204	-	-	-	-	-	3,204
Exercise of employee stock options, including net tax shortfall of $377	105,121	-	3,722	-	-	-	-	-	3,722
Restricted stock issued	21,661	-	-	-	-	2,420	(118)	-	(118)
Stock repurchase plan	-	-	-	-	-	1,149,875	(53,096)	-	(53,096)
Conversion of convertible preferred stock to common stock	300	-	12	-	-	-	-	-	12
Foreign currency translation adjustments, net of tax	-	-	-	-	(11,140)	-	-	55	(11,085)
Convertible preferred stock dividends	-	-	-	(3,309)	-	-	-	-	(3,309)
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	-	(433)	(433)
Net income attributable to Providence	-	-	-	7,508	-	-	-	-	7,508

Balance at September 30, 2016	17,313,862	$17	$299,950	$73,408	$(27,971)	3,048,293	$(108,037)	$(830)	$236,537

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Awards issued under this plan include stock option awards, restricted stock awards (“RSAs”), restricted stock units and performance based restricted stock units (“PRSUs”). In addition, the Company has a long-term incentive plan designed to provide long-term performance based awards to certain executive officers of the Company which also falls under the 2006 Plan. On July 27, 2016, the Company’s stockholders approved the adoption of an amended 2006 Plan, which, among other things, increased the number of shares available under the 2006 Plan to 5,400,000 shares.

The following table reflects the amount of stock-based compensation for share settled awards recorded in each financial statement line item for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service expense	$100	$1,665	$280	$5,038
General and administrative expense	1,135	952	2,858	3,543
Discontinued operations, net of tax	22	146	66	241
Total stock-based compensation	$1,257	$2,763	$3,204	$8,822

Stock-based compensation, for share-settled awards, includes benefits from forfeitures of stock-based compensation awards. At September 30, 2016, the Company had 368,765 stock options outstanding with a weighted-average exercise price of $33.55. The Company also had 47,309 shares of unvested RSAs outstanding at September 30, 2016 with a weighted-average grant date fair value of $46.90 and 49,208 unvested PRSUs outstanding.

The Company also awards stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash-settled awards and are not included as part of the 2006 Plan. These awards are accounted for as liability awards and are remeasured to fair value as of each reporting date. Changes in fair value are classified as operating expenses. During the three and nine months ended September 30, 2016, respectively, the Company recorded expense of $422 and $305 for stock-based compensation related to these cash settled awards. During the three and nine months ended September 30, 2015, respectively, the Company recorded expense of $37 and $1,798 for stock-based compensation related to these cash settled awards. This benefit and expense is included in “General and administrative expense” in the accompanying condensed consolidated statements of income. At September 30, 2016 the Company had 8,092 SEUs and 200,000 stock option equivalent units outstanding.

The Company also provides cash settled long-term incentive plans for key employees of its operating segments which were put into place in the fourth quarter of 2015. For the three and nine months ended September 30, 2016, $1,157 and $3,151, respectively, of expense is included as “Service expense” in the condensed consolidated statements of income related to these plans.

11.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Providence	$650	$(5,571)	$7,508	$7,299
Less dividends on convertible preferred stock	(1,111)	(1,116)	(3,309)	(2,814)
Less accretion of convertible preferred stock discount	-	-	-	(1,071)
Less income allocated to participating securities	(256)	-	(502)	(400)
Net income available to common stockholders	$(717)	$(6,687)	$3,697	$3,014

Continuing operations	$1,845	$(5,434)	$2,802	$(844)
Discontinued operations	(2,562)	(1,253)	895	3,858
	$(717)	$(6,687)	$3,697	$3,014

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,523,408	16,130,421	14,823,757	16,068,455
Effect of dilutive securities:
Common stock options	111,075	-	119,267	-
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,634,483	16,130,421	14,943,024	16,068,455

Basic earnings (loss) per share:
Continuing operations	$0.13	$(0.33)	$0.19	$(0.05)
Discontinued operations	(0.18)	(0.08)	0.06	0.24
	$(0.05)	$(0.41)	$0.25	$0.19
Diluted earnings (loss) per share:
Continuing operations	$0.13	$(0.33)	$0.19	$(0.05)
Discontinued operations	(0.18)	(0.08)	0.06	0.24
	$(0.05)	$(0.41)	$0.25	$0.19

Basic and diluted earnings per share are calculated for both continuing and discontinued operations. The accretion of convertible preferred stock discount in the table above is related to a beneficial conversion feature of the Company’s convertible preferred stock that was fully amortized as of June 30, 2015. Income allocated to participating securities from continuing operations is calculated by allocating a portion of net income attributable to Providence from continuing operations, less dividends on convertible preferred stock and accretion of convertible preferred stock discount, to the convertible preferred stockholders on a pro-rata as converted basis; however, the convertible preferred stockholders are not required to absorb losses. Income allocated to participating securities from discontinued operations is calculated by allocating a portion of net income attributable to Providence from discontinued operations to the convertible preferred stockholders on a pro-rata as converted basis, with no absorption of losses by the convertible preferred stockholders.

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options to purchase common stock	33,957	178,008	33,957	601,749
Convertible preferred stock	803,398	805,000	803,457	665,220

12.    Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2016 was 56.4% and 66.5%, respectively. The effective tax rates for these periods exceeded the United States (“US”) federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes and certain non-deductible expenses.

The Company recognized an income tax provision from continuing operations for the three months ended September 30, 2015 despite having a pretax loss from continuing operations because of significant nondeductible expenses recognized during the three-month period ended September 30, 2015 and the reduction of pretax income from continuing operations resulting from the HA Services and Human Services segments being presented as discontinued operations as of September 30, 2015. The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2015 was 80.4%. The effective tax rate for this period exceeded the US federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, state income taxes, and certain non-deductible expenses including stock compensation expense.

13.    Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL.

On October 10, 2016, the Court granted an extension of the stay of the proceeding from November 20, 2016 until January 20, 2017, to allow a special litigation committee, created by the Company’s board of directors, additional time to investigate, review and evaluate the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. The special litigation committee’s review of the facts is ongoing.

For further information regarding this legal proceeding see Note 19, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, Note 13, Commitments and Contingencies, in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 and Note 13, Commitments and Contingencies, in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.

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

The Company has also indemnified other third parties from and against any and all losses, claims, damages, expenses and liabilities arising out of or in connection with the Company’s acquisition of CCHN Group Holdings, Inc. (operating under the tradename Matrix, and formerly included in HA Services) in October 2014 and related financing commitments, except to the extent that any such losses, claims, damages, expenses and liabilities are found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence, bad faith or willful misconduct of such third parties, or a material breach of such third parties’ obligations under the related agreements.

The Company recorded $791 and $935 of such indemnified legal expenses related to this case during the three and nine months ended September 30, 2016, respectively, which is included in “General and administrative expenses” in the condensed consolidated statements of income. Of these amounts, $360 and $504 for the three and nine months ended September 30, 2016, respectively, were indemnified legal expenses of related parties. The Company recorded $1,283 and $3,090 of insured legal expenses related to this case during the three and nine months ended September 30, 2016, respectively, which is included in “General and administrative expenses” in the condensed consolidated statements of income and has been reduced partially by an insurance receivable. The Company has recognized an insurance receivable of $2,195 and $2,210 in “Other receivables” in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively, which is related to reimbursement of legal costs through insurance proceeds related to this legal proceeding.

In addition to the matter described above, in the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence. We also evaluate other potential contingent matters, including ongoing matters of our acquired companies that arose prior to our date of purchase. Our indemnification agreements or other agreements may not protect us from liability, even where the relevant matter existed prior to our ownership of the acquired companies. As of September 30, 2016, HA Services has certain malpractice claims that arose prior to our date of purchase. We believe it is reasonably possible that a loss has occurred; however, we are not able to reliably estimate the amount of such loss. Although we do not believe that the aggregate amount of liability reasonably possible with respect to these matters would have a material adverse effect on our financial results, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Other Indemnifications

The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment effective November 1, 2015. All representations and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment survive through the 15th month following the closing date. However, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. The Company has received indications from the purchaser of the Human Services segment regarding potential indemnification claims. One potential indemnification claim relates to Rodriguez v. Providence Community Corrections, a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division (the “Rodriquez Litigation”), against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. The purchaser of the Human Services segment has announced that in September 2016, the parties to the Rodriguez Litigation accepted a mediation proposal for settlement pursuant to which PCC would pay the plaintiffs $14,000, and the parties are in the process of finalizing the settlement agreement. The outcome of any indemnification claim is uncertain but we believe that a significant portion of the settlement amount will be paid by PCC and/or PCC’s insurance carriers.

The Company has established an accrual of $6,000 with respect to an estimate of loss for potential indemnification claims related to our former Human Services segment, which is included in “Discontinued operations, net of tax” in the condensed consolidated statements of income for the three and nine months ended September 30, 2016. It is reasonably possible losses may be incurred in excess of the $6,000 accrued, given the mediation proposal for settlement described above.

Litigation is inherently uncertain and the actual losses incurred in the event that the related legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016.  The representations and warranties made by the Company in the Subscription Agreement survive through the 15th month following the closing date; however, certain fundamental representations survive through the 36th month following the closing date.  The covenants and agreements of the parties to be performed prior to the closing survive through the 15th month following the closing date, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein.  The Company is not aware of any indemnification liabilities that require accrual at September 30, 2016.

Deferred Compensation Plan

The Company has one deferred compensation plan for highly compensated employees of NET Services as of September 30, 2016. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the condensed consolidated balance sheets, was $1,440 and $1,247 at September 30, 2016 and December 31, 2015, respectively.

14.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 13, Commitments and Contingencies. Convertible preferred stock dividends earned by the Standby Purchasers during the three and nine months ended September 30, 2016 totaled $1,059 and $3,154, respectively. Convertible preferred stock dividends earned by the Standby Purchasers during the three and nine months ended September 30, 2015 totaled $1,062 and $2,678, respectively.

15.    Discontinued Operations

Effective October 19, 2016, the Company completed its Matrix stock subscription transaction whereby Subscriber, Providence and Matrix entered into the Subscription Agreement, dated August 28, 2016. On October 19, 2016, the Company, Matrix and Subscriber entered into Amendment No. 1 (the “Amendment”) to the Subscription Agreement. The Amendment, among other things, implemented certain changes to the Subscription Agreement (1) with respect to a new term loan facility entered into by Matrix at the closing, on October 19, 2016, and the subscription for shares contemplated by the Subscription Agreement (the “Closing” and the date on which the Closing occurred, the “Closing Date”), (2) with respect to a representations and warranties insurance policy obtained in connection with the Closing, and (3) to reflect that Subscriber subscribed for a 53.2% equity interest in Matrix and Providence retained a 46.8% equity interest in Matrix.

At the Closing, (i) cash consideration of approximately $180,614 was paid by the Subscriber to Matrix based upon an enterprise value of $537,500 and (ii) Matrix borrowed approximately $198,000 pursuant to a credit and guaranty agreement providing for term loans in an aggregate principal amount of $198,000 and revolving loan commitments in an aggregate principal amount not to exceed $10,000, which was not drawn at the Closing. At the Closing, Matrix distributed $381,163 to Providence, in full satisfaction of a promissory note and accumulated interest between Matrix and Providence. Prior to the Closing, Providence made a $5,663 capital contribution to Matrix, as described in the Subscription Agreement, as amended, to fund the near-term cash needs of Matrix. On the day that is fifteen days following the Closing Date, Providence may, to the extent payable pursuant to the terms of the Subscription Agreement, as amended, be entitled to receive from Matrix, or required to pay to Matrix, subsequent working capital adjustment payments. We estimate that Providence is entitled to receive a working capital adjustment payment of $5,172 from Matrix.

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the Matrix stock subscription transaction resulting in the Company no longer owning a controlling interest in Matrix, and determined that those held for sale conditions for discontinued operations presentation have been met during the third quarter of 2016. As such, the historical financial results of Matrix, the Company’s HA Services segment, and the related income tax effects have been presented as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

The Company will have continuing involvement with Matrix through its retention of 46.8% of the equity interests in Matrix. Prior to the Matrix stock subscription transaction, the Company owned 100% of the equity interest in Matrix. Subsequent to the Matrix stock subscription transaction, the Company will account for its investment in Matrix under the equity method of accounting. The Company’s 46.8% share of Matrix’s gains or losses will be recorded as “Equity in net loss (gain) of investees” in its consolidated statements of income.

Additionally, on November 1, 2015, the Company completed the sale of the Human Services segment. For further information regarding the sale of the Human Services segment, see Note 22, Discontinued Operations, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. During the nine-months ended September 30, 2016, the Company recorded additional expenses related to the Human Services segment, principally related to legal proceedings as described in Note 13, Commitment and Contingences, related to an indemnified legal matter. The operating results of these segments are reported as discontinued operations, net of tax, in the condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, respectively.

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Human Services Segment	HA Services Segment	Total Discontinued Operations	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$-	$52,557	$52,557	$84,722	$52,882	$137,604

Operating expenses:
Service expense	-	38,703	38,703	77,890	40,134	118,024
General and administrative expense	7,463	1,505	8,968	6,807	804	7,611
Asset impairment charge	-	-	-	1,593	-	1,593
Depreciation and amortization	-	5,359	5,359	1,217	7,488	8,705
Total operating expenses	7,463	45,567	53,030	87,507	48,426	135,933
Operating income (loss)	(7,463)	6,990	(473)	(2,785)	4,456	1,671

Other expenses:
Interest expense, net	-	2,770	2,770	795	3,293	4,088
Income (loss) from discontinued operations	(7,463)	4,220	(3,243)	(3,580)	1,163	(2,417)
Provision (benefit) for income taxes	(2,428)	1,747	(681)	(1,789)	625	(1,164)
Discontinued operations, net of tax	$(5,035)	$2,473	$(2,562)	$(1,791)	$538	$(1,253)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Human Services Segment	HA Services Segment	Total Discontinued Operations	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$-	$155,421	$155,421	$260,701	$165,718	$426,419

Operating expenses:
Service expense	-	113,455	113,455	233,710	124,541	358,251
General and administrative expense	7,463	2,823	10,286	17,047	2,086	19,133
Asset impairment charge	-	-	-	1,593	-	1,593
Depreciation and amortization	-	21,121	21,121	4,831	21,855	26,686
Total operating expenses	7,463	137,399	144,862	257,181	148,482	405,663
Operating income (loss)	(7,463)	18,022	10,559	3,520	17,236	20,756

Other expenses:
Interest expense, net	-	8,204	8,204	2,429	9,964	12,393
Income (loss) from discontinued operations	(7,463)	9,818	2,355	1,091	7,272	8,363
Provision (benefit) for income taxes	(2,428)	3,766	1,338	756	3,349	4,105
Discontinued operations, net of tax	$(5,035)	$6,052	$1,017	$335	$3,923	$4,258

The Company allocated interest expense to discontinued operations based on the portion of the debt that was required to be paid with the proceeds from the sale of the Human Services segment and the relinquishment of its controlling interest in Matrix, which constituted the HA Services segment. The total allocated interest expense is included in “Interest expense, net” in the table above. The total allocated interest expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Human Services Segment	$-	$805	$-	$2,461
HA Services Segment	2,772	3,298	8,210	9,977
Total	$2,772	$4,103	$8,210	$12,438

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Cash and cash equivalents	$10,255	$5,014
Accounts receivable, net of allowance of $1,116 in 2016 and $1,208 in 2015	21,425	21,117
Prepaid expenses and other	3,860	3,094
Deferred tax assets	3,978	2,986
Current assets of discontinued operations held for sale	$39,518	$32,211

Property and equipment, net	$15,651	$11,629
Goodwill	210,071	210,071
Intangible assets, net	198,927	216,387
Other assets	3,846	3,313
Non-current assets of discontinued operations held for sale	$428,495	$441,400

Current portion of long-term obligations
Accounts payable	$330	$1,988
Accrued expenses	19,576	13,116
Reinsurance liability reserve	697	745
Current liabilities of discontinued operations held for sale	$20,603	$15,849

Other long-term liabilities	$2,436	$2,197
Deferred tax liabilities	79,448	85,071
Non-current liabilities of discontinued operations held for sale	$81,884	$87,268

The reserve for the estimated loss under the indemnifications in connection with the sale of the Human Services segment, as described in Note 13, Commitments and Contingencies, is included within “Accrued expenses” on the condensed consolidated balance sheet at September 30, 2016.

Cash Flow Information

The following table presents depreciation, amortization and capital expenditures of the discontinued operations for the nine months ended September 30, 2016 and 2015:

	For the nine months ended September 30,
	2016			2015
	Human Services Segment	HA Services Segment	Total Discontinued Operations	Human Services Segment	HA Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$-	$3,661	$3,661	$2,376	$2,301	$4,677
Amortization	-	17,460	17,460	2,455	19,554	22,009

Cash flows from discontinued investing activities:
Purchase of property and equipment	$-	$8,020	$8,020	$2,224	$6,102	$8,326

16.    Segments

In 2016, the Company had three reportable and operating segments: NET Services, HA Services and WD Services. Effective October 19, 2016, pursuant to the Subscription Agreement, as amended, the Company no longer owns a controlling interest in Matrix, which constituted the HA Services segment as further discussed in Note 15, Discontinued Operations. As the HA Services segment is presented as a discontinued operation for the three and nine months ended September 30, 2016, it is not reflected in the Company’s segment disclosures.  As of December 31, 2016, the Company will account for its noncontrolling interest in Matrix from October 20, 2016 through December 31, 2016 as an equity method investment.

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

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30, 2016
	NET Services	WD Services	Corporate and Other	Total
Service revenue, net	$317,521	$94,960	$31	$412,512
Service expense	294,160	84,051	518	378,729
General and administrative expense	2,860	6,780	7,680	17,320
Depreciation and amortization	3,051	3,497	122	6,670
Operating income (loss)	$17,450	$632	$(8,289)	$9,793

Equity in net loss of investees	$-	$1,517	$-	$1,517

	Three months ended September 30, 2015
	NET Services	WD Services	Corporate and Other	Total
Service revenue, net	$277,130	$102,547	$(109)	$379,568
Service expense	257,518	95,773	(2,708)	350,583
General and administrative expense	2,908	8,260	9,353	20,521
Depreciation and amortization	2,389	3,441	52	5,882
Operating income (loss)	$14,315	$(4,927)	$(6,806)	$2,582

Equity in net loss of investees	$-	$4,465	$-	$4,465

	Nine months ended September 30, 2016
	NET Services	WD Services	Corporate and Other	Total
Service revenue, net	$917,661	$275,293	$(24)	$1,192,930
Service expense	846,815	247,797	903	1,095,515
General and administrative expense	8,483	23,236	20,829	52,548
Depreciation and amortization	8,858	10,912	288	20,058
Operating income (loss)	$53,505	$(6,652)	$(22,044)	$24,809

Equity in net loss of investees	$-	$5,693	$-	$5,693

	Nine months ended September 30, 2015
	NET Services	WD Services	Corporate and Other	Total
Service revenue, net	$802,580	$302,340	$(121)	$1,104,799
Service expense	733,696	273,312	(2,679)	1,004,329
General and administrative expense	7,959	23,469	25,570	56,998
Depreciation and amortization	6,995	10,089	675	17,759
Operating income (loss)	$53,930	$(4,530)	$(23,687)	$25,713

Equity in net loss of investees	$-	$8,008	$-	$8,008

Equity in net loss of investees relates to investments in Mission Providence and Ingeus S.L. The amounts do not include Matrix, as the results are presented as discontinued operations. However, commencing October 20, 2016, Matrix also will be included in “Equity in net loss of investees”.

Geographic Information

Domestic service revenue, net, totaled 78.0% and 73.8% of service revenue, net for the nine months ended September 30, 2016 and 2015, respectively. Foreign service revenue, net, totaled 22.0% and 26.2% of service revenue, net for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, $117,017 of the Company’s net assets from continuing operations were located in countries outside of the US. At December 31, 2015, $108,587 of the Company’s net assets from continuing operations were located in countries outside of the US.

17.    Subsequent Events

Matrix stock subscription transaction

Effective October 19, 2016, the Company completed the Matrix stock subscription transaction. See Note 15, Discontinued Operations, for additional information. On October 20, 2016, the Company used a portion of the proceeds from the Matrix stock subscription transaction to repay in full the outstanding balances and accrued interest on its term loan and revolving credit facilities. See Note 7, Long-term Obligations, for additional information.

Stock repurchase program

On October 26, 2016, the Company’s Board of Directors authorized the Company to engage in a common stock repurchase program to repurchase up to $100,000 in aggregate value of the Company’s common stock during the twelve-month period following October 26, 2016. Purchases under the common stock repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of the Company’s officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2016 and 2015, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2015. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q3 2016 and Q3 2015 mean the three months ended September 30, 2016 and the three months ended September 30, 2015, respectively, and references to YTD 2016 and YTD 2015 mean the nine months ended September 30, 2016 and the nine months ended September 30, 2015, respectively. All amounts are presented in US dollars in thousands, with the exception of percentages, share and per share amounts, unless the context otherwise requires or otherwise noted.

Overview of our business and recent developments

The Providence Service Corporation (“we”, the “Company” or “Providence”) is a holding company, which owns controlling and noncontrolling interests in companies which provide critical healthcare and workforce development services. In 2016, Providence, through its ownership of interests in subsidiaries and other companies, operated in three segments: Non-Emergency Transportation Services (“NET Services”), Workforce Development Services (“WD Services”) and Health Assessment Services (“HA Services”). As further discussed below, on October 19, 2016, the Company completed its CCHN Group Holdings Inc. (together with its subsidiaries, “Matrix” or “HA Services”) stock subscription transaction pursuant to which a third-party subscribed for a 53.2% equity interest in Matrix with Providence retaining a 46.8% equity interest in Matrix. Thus, the Company now owns a noncontrolling interest in Matrix, and the results of Matrix are presented within discontinued operations. The transaction valued Matrix at $537,500. We received approximately $381,163 and used a portion of the cash proceeds to repay in full our existing term loan and revolving credit facilities.

NET Services Contracts

As of November 2016, certain clients notified us that their existing contracts will not be renewed. As our recently renewed and awarded contracts have lower margins than these expiring contracts, we expect downward pressure on our operating income as a percentage of revenue starting in 2017. Earlier this year, NET Services launched numerous strategic and operational initiatives that we expect will partially offset the impact to profitability of these lost contracts. However, until these initiatives take effect, we expect NET Services to experience a decline in operating income as a percentage of revenue of approximately 100 to 125 basis points, beginning in the first quarter of 2017. In addition, a number of other contracts are scheduled to expire in the near term, and there can be no assurance that these contracts will be renewed on similar terms as the existing contracts, if at all. To the extent these initiatives take longer than expected or are unsuccessful, or we are unable to renew or replace expiring contracts, the expected decline in operating income as a percentage of revenue may be more significant and permanent in nature.

Critical accounting estimates and policies

As of September 30, 2016, there has been no change in our critical accounting policies. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2015.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines, which historically were: NET Services, WD Services, HA Services and Human Services. Effective October 19, 2016, we relinquished our controlling interest in Matrix, which constituted our HA Services segment. Additionally, effective November 1, 2015, we completed the sale of our Human Services segment. Accordingly, the results of operations discussion set forth below includes the continuing operations of NET Services and WD Services segments. The HA Services segment and Human Services segment results of operations are discussed in the “Discontinued operations, net of tax” section set forth below.

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

Consolidated Results.

Q3 2016 compared to Q3 2015

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q3 2016 and Q3 2015:

	Three months ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	412,512	100.0%	379,568	100.0%

Operating expenses:
Service expense	378,729	91.8%	350,583	92.4%
General and administrative expense	17,320	4.2%	20,521	5.4%
Depreciation and amortization	6,670	1.6%	5,882	1.5%
Total operating expenses	402,719	97.6%	376,986	99.3%

Operating income	9,793	2.4%	2,582	0.7%

Non-operating expense:
Interest expense, net	702	0.2%	515	0.1%
Equity in net loss of investees	1,517	0.4%	4,465	1.2%
Gain on foreign currency transactions	(482)	-0.1%	(736)	-0.2%
Income from continuing operations before income taxes	8,056	2.0%	(1,662)	-0.4%
Provision for income taxes	4,543	1.1%	2,495	0.7%
Income (loss) from continuing operations, net of tax	3,513	0.9%	(4,157)	-1.1%
Discontinued operations, net of tax	(2,562)	-0.6%	(1,253)	-0.3%
Net income (loss)	951	0.2%	(5,410)	-1.4%
Net loss attributable to noncontrolling interest	(301)	-0.1%	(161)	0.0%
Net income (loss) attributable to Providence	650	0.2%	(5,571)	-1.5%

Service revenue, net. Consolidated service revenue, net for Q3 2016 increased $32,944, or 8.7%, compared to Q3 2015. Revenue for Q3 2016 compared to Q3 2015 included an increase in revenue attributable to NET Services of $40,391. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $7,587. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 12.0% in Q3 2016 compared to Q3 2015.

Total operating expenses. Consolidated operating expenses for Q3 2016 increased $25,733, or 6.8%, compared to Q3 2015. Operating expenses for Q3 2016 compared to Q3 2015 included an increase in expenses attributable to NET Services of $37,256 and an increase in operating expenses of Corporate and Other of $1,623. These increases in operating expenses were partially offset by a decrease in operating expenses of WD Services of $13,146.

Operating income. Consolidated operating income for Q3 2016 increased $7,211 compared to Q3 2015. The increase was primarily attributable to a decreased operating loss in Q3 2016 as compared to Q3 2015 of WD Services of $5,559 and increased operating income of NET Services of $3,135. These changes were partially offset by an increase in Corporate and Other operating loss of $1,483.

Interest expense, net. Consolidated interest expense, net for Q3 2016 increased $187, or 36.3%, compared to Q3 2015. The increase was primarily related to higher commitment fees on our revolving credit facility for Q3 2016 as compared to Q3 2015.

Equity in net loss of investees. Equity in net loss of investees primarily relates to our investment in Mission Providence. Mission Providence began providing services in July 2015 and has incurred significant costs to date in order to commence operations. We record 75% of Mission Providence’s profit or loss.

Gain on foreign currency transactions. The foreign currency gains of $482 and $736 for Q3 2016 and Q3 2015, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for Q3 2016 was 56.4%. The effective tax rate exceeded the United States (“US”) federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes and certain non-deductible expenses. We recognized an income tax provision from continuing operations for Q3 2015 despite having a pretax loss from continuing operations because of significant nondeductible expenses recognized during Q3 2015 and the reduction of pretax income from continuing operations resulting from the HA Services and Human Services segments being presented as discontinued operations as of September 30, 2015.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for Q3 2016 and Q3 2015:

	Three months ended September 30,
	2016				2015
	Human Services Segment ($)	HA Services Segment ($)	Total Discontinued Operations ($)	Percentage of Revenue	Human Services Segment ($)	HA Services Segment ($)	Total Discontinued Operations ($)	Percentage of Revenue
Service revenue, net	-	52,557	52,557	100.0%	84,722	52,882	137,604	100.0%

Service expense	-	38,703	38,703	73.6%	77,890	40,134	118,024	85.8%
General and administrative expense	7,463	1,505	8,968	17.1%	6,807	804	7,611	5.5%
Asset impairment charge	-	-	-	0.0%	1,593	-	1,593	1.2%
Depreciation and amortization	-	5,359	5,359	10.2%	1,217	7,488	8,705	6.3%
Interest expense, net	-	2,770	2,770	5.3%	795	3,293	4,088	3.0%
Loss from discontinued operations before provision for income taxes	(7,463)	4,220	(3,243)	-6.2%	(3,580)	1,163	(2,417)	-1.8%
Provision (benefit) for income taxes	(2,428)	1,747	(681)	-1.3%	(1,789)	625	(1,164)	-0.8%
Discontinued operations, net of tax	(5,035)	2,473	(2,562)	-4.9%	(1,791)	538	(1,253)	-0.9%

The results above include the activity of our HA Services segment and our Human Services segment. Discontinued operations, net of tax for our HA Services segment totaled $2,473 and $538 for Q3 2016 and Q3 2015, respectively. This included transaction costs of $841 in Q3 2016 related to the relinquishment of our controlling interest in Matrix. Discontinued operations, net of tax for our Human Services segment totaled negative $5,035 and negative $1,791 for Q3 2016 and Q3 2015, respectively. This included an accrual of $6,000 with respect to potential indemnification claims, legal costs of $793 related to these potential claims and transaction related expenses of $670 in Q3 2016. Interest expense, net in the table above includes an allocation of interest expense related to the net proceeds from the sale of the Human Services segment and relinquishment of the controlling interest in Matrix, which constituted our HA Services segment, which were required to be used to repay debt under the terms of amendments to the Company’s credit facility.

Net loss attributable to noncontrolling interests. We have minority interests in certain foreign companies, some of which are currently experiencing losses. As such we have a net loss attributable to noncontrolling interests.

YTD 2016 compared to YTD 2015

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for YTD 2016 and YTD 2015:

	Nine months ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,192,930	100.0%	1,104,799	100.0%

Operating expenses:
Service expense	1,095,515	91.8%	1,004,329	90.9%
General and administrative expense	52,548	4.4%	56,998	5.2%
Depreciation and amortization	20,058	1.7%	17,759	1.6%
Total operating expenses	1,168,121	97.9%	1,079,086	97.7%

Operating income	24,809	2.1%	25,713	2.3%

Non-operating expense:
Interest expense, net	2,339	0.2%	2,763	0.3%
Equity in net loss of investees	5,693	0.5%	8,008	0.7%
Gain on foreign currency transactions	(1,332)	-0.1%	(1,131)	-0.1%
Income from continuing operations before income taxes	18,109	1.5%	16,073	1.5%
Provision for income taxes	12,051	1.0%	12,918	1.2%
Income from continuing operations, net of tax	6,058	0.5%	3,155	0.3%
Discontinued operations, net of tax	1,017	0.1%	4,258	0.4%
Net income	7,075	0.6%	7,413	0.7%
Net loss (income) attributable to noncontrolling interest	433	0.0%	(114)	0.0%
Net income attributable to Providence	7,508	0.6%	7,299	0.7%

Service revenue, net. Consolidated service revenue, net for YTD 2016 increased $88,131, or 8.0%, compared to YTD 2015. Revenue for YTD 2016 compared to YTD 2015 included an increase in revenue attributable to NET Services of $115,081. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $27,047. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 9.9% for YTD 2016 compared to YTD 2015.

Total operating expenses. Consolidated operating expenses for YTD 2016 increased $89,035, or 8.3%, compared to YTD 2015. Operating expenses for YTD 2016 compared to YTD 2015 included an increase in expenses attributable to NET Services of $115,506. This increase in operating expenses was partially offset by a decrease in operating expenses of WD Services of $24,925 and a decrease in operating expenses of Corporate and Other of $1,546.

Operating income. Consolidated operating income for YTD 2016 decreased $904, or 3.5%, compared to YTD 2015. The decrease was primarily attributable to decreases in operating income for YTD 2016 as compared to YTD 2015 of NET Services of $425 and WD Services of $2,122. These decreases were partially offset by a decrease in Corporate and Other operating loss of $1,643.

Interest expense, net. Consolidated interest expense, net for YTD 2016 decreased $424, or 15.3%, compared to YTD 2015. The decrease was primarily related to the repayment of the Company’s note payable to a related party in February 2015, partially offset by increased commitment fees on our revolving credit facility.

Equity in net loss of investees. Equity in net loss of investees primarily relates to our investment in Mission Providence. Mission Providence began providing services in July 2015 and has incurred significant costs to date in order to commence operations. We record 75% of Mission Providence’s profit or loss.

Gain on foreign currency transactions. The foreign currency gain of $1,332 and $1,131 for YTD 2016 and YTD 2015, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for YTD 2016 and YTD 2015 was 66.5% and 80.4%, respectively. The effective tax rate exceeded the US federal statutory rate of 35% for these periods primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the US rate of 35%, state income taxes, and certain non-deductible expenses.

Discontinued operations, net of tax. The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, and the percentage of service revenue from discontinued operations, for YTD 2016 and YTD 2015:

	Nine months ended September 30,
	2016				2015
	Human Services Segment ($)	HA Services Segment ($)	Total Discontinued Operations ($)	Percentage of Revenue	Human Services Segment ($)	HA Services Segment ($)	Total Discontinued Operations ($)	Percentage of Revenue
Service revenue, net	-	155,421	155,421	100.0%	260,701	165,718	426,419	100.0%

Service expense	-	113,455	113,455	73.0%	233,710	124,541	358,251	84.0%
General and administrative expense	7,463	2,823	10,286	6.6%	17,047	2,086	19,133	4.5%
Asset impairment charge	-	-	-	0.0%	1,593	-	1,593	0.4%
Depreciation and amortization	-	21,121	21,121	13.6%	4,831	21,855	26,686	6.3%
Interest expense, net	-	8,204	8,204	5.3%	2,429	9,964	12,393	2.9%
Loss from discontinued operations before provision for income taxes	(7,463)	9,818	2,355	1.5%	1,091	7,272	8,363	2.0%
Provision (benefit) for income taxes	(2,428)	3,766	1,338	0.9%	756	3,349	4,105	1.0%
Discontinued operations, net of tax	(5,035)	6,052	1,017	0.7%	335	3,923	4,258	1.0%

The results above include the activity of our HA Services segment and our Human Services segment. Discontinued operations, net of tax for our HA Services segment totaled $6,052 and $3,923 for YTD 2016 and YTD 2015, respectively. This included transaction costs of $841 for YTD 2016 related to the relinquishment of our controlling interest in Matrix. Discontinued operations, net of tax for our Human Services segment totaled negative $5,035 and $335 for YTD 2016 and YTD 2015, respectively. This included an accrual of $6,000 with respect to potential indemnification claims, legal costs of $793 related to these potential claims and transaction related expenses of $670 for YTD 2016. Interest expense, net, in the table above includes an allocation of interest expense related to the net proceeds from the sale of the Human Services segment and relinquishment of the controlling interest in Matrix, which constituted the HA Services segment, which were required to be used to repay debt under the terms of amendments to the Company’s credit facility.

Net loss attributable to noncontrolling interests. We have minority interests in certain foreign companies, some of which are currently experiencing losses. As such we have a net loss attributable to noncontrolling interests.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q3 2016 and Q3 2015:

	Three Months Ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	317,521	100.0%	277,130	100.0%

Service expense	294,160	92.6%	257,518	92.9%
General and administrative expense	2,860	0.9%	2,908	1.0%
Depreciation and amortization	3,051	1.0%	2,389	0.9%
Operating income	17,450	5.5%	14,315	5.2%

Service revenue, net. Service revenue, net for our NET Services segment in Q3 2016 increased $40,391, or 14.6%, compared to Q3 2015.  The increase was primarily related to the impact of new contracts which contributed $21,554 of revenue in 2016, including contracts in California and Florida, partially offset by the loss of certain contracts which resulted in a decrease in revenue of $16,849, and an increase in existing contracts of $35,686 due to the net impact of membership and rate changes.

Service expense. Service expense for our NET Services segment included the following for Q3 2016 and Q3 2015:

	Three Months Ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	242,124	76.3%	212,175	76.6%
Payroll and related costs	41,833	13.2%	36,553	13.2%
Other operating expenses	10,130	3.2%	8,681	3.1%
Stock-based compensation	73	0.0%	109	0.0%
Total service expense	294,160	92.6%	257,518	92.9%

Service expense for Q3 2016 increased $36,642, or 14.2%, compared to Q3 2015. The increase in service expense was primarily attributable to an increase in purchased transportation services due primarily to higher volume. Additionally, our payroll and related costs increased in Q3 2016 as compared to Q3 2015 primarily due to the hiring of employees to support new contracts and increased call volume associated with increased utilization, as well as a long-term incentive plan for management put into place in the fourth quarter of 2015. Our other operating expenses also increased in Q3 2016 as compared to Q3 2015 due to volume. The Company also incurred $666 of costs related to external resources used in the planning and design of NET Services member experience and value enhancement initiative.

General and administrative expense. General and administrative expenses in Q3 2016 decreased $48, or 1.7%, as compared to Q3 2015. As a percentage of revenue, general and administrative expense decreased slightly from 1.0% for Q3 2015 to 0.9% for Q3 2016.

Depreciation and amortization expense. Depreciation and amortization expenses increased $662 primarily due to the addition of long-lived assets in our expanded call centers. As a percentage of revenue, depreciation and amortization increased slightly from 0.9% for Q3 2015 to 1.0% for Q3 2016.

NET Services segment financial results are as follows for YTD 2016 and YTD 2015:

	Nine Months Ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	917,661	100.0%	802,580	100.0%

Service expense	846,815	92.3%	733,696	91.4%
General and administrative expense	8,483	0.9%	7,959	1.0%
Depreciation and amortization	8,858	1.0%	6,995	0.9%
Operating income	53,505	5.8%	53,930	6.7%

Service revenue, net. Service revenue, net for our NET Services segment for YTD 2016 increased $115,081, or 14.3%, compared to YTD 2015.  The increase was primarily related to an increase in revenue from existing contracts of $98,020 which was due to the net impact of membership and rate changes.  Additionally, revenue increased due to the impact of new contracts totaling $50,576 that commenced in 2015 and 2016, including contracts in California, Florida, Iowa and Michigan; partially offset by the loss of certain contracts which resulted in a decrease in revenue of $33,515.

Service expense. Service expense for our NET Services segment included the following for YTD 2016 and YTD 2015:

	Nine Months Ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	695,438	75.8%	603,399	75.2%
Payroll and related costs	122,117	13.3%	103,920	12.9%
Other operating expenses	29,032	3.2%	26,014	3.2%
Stock-based compensation	228	0.0%	363	0.0%
Total service expense	846,815	92.3%	733,696	91.4%

Service expense for YTD 2016 increased $113,119, or 15.4%, compared to YTD 2015. The increase in service expense was primarily attributable to an increase in purchased transportation services due primarily to higher volume. Purchased transportation services as a percentage of revenue increased slightly, primarily as a result of increased member utilization. Additionally, our payroll and related costs increased for YTD 2016 as compared to YTD 2015 primarily due to the hiring of employees to support new contracts and increased call volume associated with increased utilization, as well as a long-term incentive plan for management put into place in the fourth quarter of 2015. Our other operating expenses also increased for YTD 2016 as compared to YTD 2015 due to volume. The Company also incurred $1,231 of costs related to external resources used in the planning and design of NET Services member experience and value enhancement initiative.

General and administrative expense. General and administrative expenses for YTD 2016 increased $524, or 6.6%, as compared to YTD 2015, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense decreased slightly from 1.0% for YTD 2015 to 0.9% for YTD 2016.

Depreciation and amortization expense. Depreciation and amortization expenses increased $1,863 primarily due to the addition of long-lived assets in our expanded call centers. As a percentage of revenue, depreciation and amortization increased slightly from 0.9% for YTD 2015 to 1.0% for YTD 2016.

WD Services

WD Services segment financial results are as follows for Q3 2016 and Q3 2015:

	Three Months Ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	94,960	100.0%	102,547	100.0%

Service expense	84,051	88.5%	95,773	93.4%
General and administrative expense	6,780	7.1%	8,260	8.1%
Depreciation and amortization	3,497	3.7%	3,441	3.4%
Operating income (loss)	632	0.7%	(4,927)	-4.8%

Service revenue, net. Service revenue, net for our WD Services segment in Q3 2016 decreased $7,587, or 7.4%, compared to Q3 2015. The decrease in Q3 2016 compared to Q3 2015 was primarily related to the impact of the decrease in the value of the British pound to the US dollar in Q3 2016 as compared to Q3 2015. Excluding the effects of changes in currency exchange rates, service revenue, net increased 4.8% in Q3 2016 compared to Q3 2015. The increase, after removing the impact of changes in the exchange rates, was primarily due to the growth of certain summer youth programs in Q3 2016 as compared to Q3 2015, partially offset by declining referrals and an altered pricing structure under the segment’s primary employability program in the United Kingdom, as well as lower revenue under the segment’s offender rehabilitation program. WD Services recognized revenue of $5,367 in Q3 2016 under its offender rehabilitation program related to the finalization of a contractual adjustment for the prior contract years ending March 31, 2015 and 2016, which partially offset the decline in revenue for the quarter.

Service expense. Service expense for our WD Services segment included the following for Q3 2016 and Q3 2015:

	Three Months Ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	47,854	50.4%	61,138	59.6%
Purchased services	26,004	27.4%	20,516	20.0%
Other operating expenses	10,166	10.7%	12,562	12.2%
Stock-based compensation	27	0.0%	1,557	1.5%
Total service expense	84,051	88.5%	95,773	93.4%

Service expense in Q3 2016 decreased $11,722, or 12.2%, compared to Q3 2015. Payroll and related costs decreased in Q3 2016 compared to Q3 2015 primarily due to the redundancy plans implemented in the fourth quarter of 2015 that were designed to better align headcount with service delivery volumes, partially offset by higher payroll expense in France. Purchased services increased in Q3 2016 compared to Q3 2015 primarily as a result of subcontractors used to deliver services under our summer youth programs which experienced growth in 2016. Other operating costs decreased for Q3 2016 as compared to Q3 2015 primarily due to decreased information technology and communication costs driven by the overall decrease in headcount. Stock-based compensation decreased $1,530 in Q3 2016 as compared to Q3 2015 due to the settlement of outstanding awards in the fourth quarter of 2015 in relation to the separation of two executives.

General and administrative expense. General and administrative expense in Q3 2016 decreased $1,480, or 17.9%, compared to Q3 2015. This decrease was primarily due to decreased facility costs associated with office closures to further align facility costs with service delivery volumes.

Depreciation and amortization expense. Depreciation and amortization expense for Q3 2016 increased $56, or 1.6% compared to Q3 2015. The increase was primarily attributable to the depreciation of capital expenditures incurred related to new contracts in France as well as the offender rehabilitation program.

WD Services segment financial results are as follows for YTD 2016 and YTD 2015:

	Nine Months Ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	275,293	100.0%	302,340	100.0%

Service expense	247,797	90.0%	273,312	90.4%
General and administrative expense	23,236	8.4%	23,469	7.8%
Depreciation and amortization	10,912	4.0%	10,089	3.3%
Operating loss	(6,652)	-2.4%	(4,530)	-1.5%

Service revenue, net. Service revenue, net for our WD Services segment for YTD 2016 decreased $27,047 or 8.9%, compared to YTD 2015. Excluding the effects of changes in currency exchange rates service revenue decreased 1.8% for YTD 2016 compared to YTD 2015. After removing the impact of changes in the exchange rates, the decrease for YTD 2016 compared to YTD 2015 was primarily related to revenue declines associated with declining referrals and an altered pricing structure under the segment’s primary employability program in the United Kingdom. This decrease was partially offset by two new contracts in France which began in 2015 and growth of certain spring and summer youth programs in 2016. WD Services additionally recognized revenue of $5,367 for YTD 2016 under its offender rehabilitation program related to the finalization of a contractual adjustment for the prior contract years ending March 31, 2015 and 2016, which partially offset the decline in revenue under this contract for YTD 2016.

Service expense. Service expense for our WD Services segment included the following for YTD 2016 and YTD 2015:

	Nine Months Ended September 30,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	162,542	59.0%	177,931	58.9%
Purchased services	53,210	19.3%	57,387	19.0%
Other operating expenses	31,993	11.6%	33,320	11.0%
Stock-based compensation	52	0.0%	4,674	1.5%
Total service expense	247,797	90.0%	273,312	90.4%

Service expense for YTD 2016 decreased $25,515, or 9.3%, compared to YTD 2015. Payroll and related costs decreased primarily as a result of the redundancy plans implemented in the fourth quarter of 2015 that were designed to better align headcount with service delivery volumes. Partially offsetting these decreases was increased payroll and related costs associated with a significant new offender rehabilitation program that began in 2015, $4,741 in termination benefits related to two redundancy plans and higher payroll expense in France. Purchased services decreased $4,177 for YTD 2016 compared to YTD 2015 primarily as a result of a decline in client referrals under our primary employability program in the United Kingdom which required less use of outsourced services. Stock-based compensation decreased $4,622 for YTD 2016 as compared to YTD 2015 due to the settlement of outstanding awards in the fourth quarter of 2015 in relation to the separation of two executives.

General and administrative expense. General and administrative expense for YTD 2016 decreased $233, or 1.0%, compared to YTD 2015. This decrease was primarily due to decreased facility costs associated with office closures to further align facility costs with service delivery volumes. This decrease was partially offset by additional facility costs related to the growth associated with our new programs.

Depreciation and amortization expense. Depreciation and amortization expense for YTD 2016 increased $823, or 8.2%, compared to YTD 2015. The increase was primarily attributable to the depreciation of capital expenditures incurred related to new contracts in France as well as the offender rehabilitation program.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q3 2016 and Q3 2015:

	Three Months Ended September 30,
	2016	2015
	$	$
Service revenue, net (a)	31	(109)

Service expense	518	(2,708)
General and administrative expense	7,680	9,353
Depreciation and amortization	122	52
Operating loss	(8,289)	(6,806)

(a)

Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the finanical results of our operating segments.

Operating loss. Corporate and Other operating loss in Q3 2016 increased by $1,483, or 21.8%, as compared to Q3 2015. Service expense for Q3 2016 increased as compared to Q3 2015 due primarily to Q3 2015 including a benefit due to favorable claims experience of our self-insured programs. General and administrative expense decreased in Q3 2016 as compared to Q3 2015 primarily as a result of decreased accounting and professional fees, primarily related to costs incurred in 2015 to integrate acquired companies into the Company’s assessment of internal control effectiveness program, which was partially offset by an increase in cash-settled stock-based compensation expense of $385. General and administrative expense additionally includes $899 and $1,019 of expense related to a shareholder lawsuit in Q3 2016 and Q3 2015, respectively.

Corporate and Other financial results are as follows for YTD 2016 and YTD 2015:

	Nine Months Ended September 30,
	2016	2015
	$	$
Service revenue, net (a)	(24)	(121)

Service expense	903	(2,679)
General and administrative expense	20,829	25,570
Depreciation and amortization	288	675
Operating loss	(22,044)	(23,687)

(a)

Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the finanical results of our operating segments.

Operating loss. Corporate and Other operating loss for YTD 2016 decreased by $1,643, or 6.9%, as compared to YTD 2015. Service expense for YTD 2016 increased as compared to YTD 2015 due primarily to YTD 2015 including a benefit for favorable claims experience of our self-insured programs. General and administrative expense decreased for YTD 2016 as compared to YTD 2015 primarily due to decreases in cash-settled and share-settled stock-based compensation expense, as well as accounting costs and professional fees incurred in 2015 primarily related to the integration of acquired companies into the Company’s assessment of internal control effectiveness program. General and administrative expense includes $1,043 and $1,019 of expense related to a shareholder lawsuit in YTD 2016 and YTD 2015, respectively.

 Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors, uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer, winter and holiday seasons. Due to higher demand in the summer months, lower demand during the winter and holiday seasons, and a primarily fixed revenue stream based on a per member, per month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter and holiday seasons. WD Services is impacted by both the timing of commencement and expiration of major contracts. Under many of WD Services’ contracts in new service lines, we invest significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally incur these costs prior to commencing services and receiving payments. This results in significant variability in financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts will be structured in a similar fashion. In addition, under the majority of WD Services’ contracts, the Company is reliant on its customers, which include government agencies, to provide referrals, for whom the Company can provide services and earn revenue. The timing of referrals can fluctuate significantly, leading to volatility in revenue.

HA Services, reported in discontinued operations, has historically, with the exception of the year ended December 31, 2015, experienced higher volumes in the second half of the calendar year.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs, including workforce restructuring costs, commitments to fund investments, and debt service requirements. In order to ensure operational optimization, we periodically perform reviews of our operations and service delivery infrastructure. These reviews may result in the identification of actions or measures which are expected to have long-term benefits, but which could result in short-term capital requirements for restructuring, capital expenditures or implementation costs. Currently, we have ongoing reviews at WD Services and NET Services. We expect to meet any requirements through available cash on hand, cash generated from our operating segments, and borrowing capacity under our revolving credit facility.

Cash flow from operating activities was our primary source of cash during YTD 2016. Our balance of cash and cash equivalents was $52,362 and $79,756 at September 30, 2016 and December 31, 2015, respectively, including $26,331 and $37,467 held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries. Cash included in current assets of discontinued operations held for sale totaled $10,255 and $5,014 at September 30, 2016 and December 31, 2015, respectively.

We had restricted cash of $15,139 and $20,056 at September 30, 2016 and December 31, 2015, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. At September 30, 2016 and December 31, 2015, our total debt was $325,200 and $304,950, respectively.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash flows

       Operating activities. We generated net cash flows from operating activities of $44,981 for YTD 2016. These cash flows included net income of $7,075. Non-cash items included $24,140 of amortization expense, $17,039 of depreciation expense, $3,204 in stock-based compensation expense, and $5,693 in equity in net loss of investees. In addition, we made estimated income tax payments of $30,153 in relation to the sale of our Human Services segment. Changes in working capital items include the following significant items:

●	$31,935 source of cash due to the increase in accrued transportation costs of our NET Services segment primarily related to increased volume experienced for YTD 2016 as compared to YTD 2015.

●

$32,530 source of cash due to the change in accounts payable and accrued expenses that was primarily related to increased NET Services accrued contract payments, increased compensation accruals and additional incentive compensation accruals.

●

$22,116 use of cash due to the increase in accounts receivable. Approximately $10,240 of the increase in accounts receivable related to our NET Services segment and was primarily attributable to accounts receivable growth from increased volume. Additionally, WD Services experienced an increase in accounts receivable of $10,515 due primarily to increased incentive fee receivables under the segment’s primary employability program in the United Kingdom.

●	$15,577 use of cash due to the increase in prepaid expenses and other assets, the majority of which is due to cash payments made for income taxes and insurance policy renewals.

Investing activities. Net cash used in investing activities totaled $35,150 for YTD 2016. During YTD 2016, $33,928 of cash was used to purchase property and equipment primarily related to information technology purchases to support service delivery efficiencies and the growth of our operating segments, and $6,381 was used to fund our equity investment in Mission Providence. These cash outflows were partially offset by a decrease in the restricted cash of our captive insurance company of $4,917.

Financing activities. Net cash used in financing activities totaled $31,945 for YTD 2016. During YTD 2016, we borrowed $43,500 under our revolving credit facility and paid scheduled term loan payments of $23,250. During YTD 2016, cash paid for common stock repurchases pursuant to our $70,000 stock repurchase program totaled $53,096 and we paid convertible preferred stock dividends of $3,309. Additionally, on October 26, 2016, our board of directors authorized a new stock repurchase program, under which we may repurchase up to $100,000 in aggregate value of our common stock during the twelve-month period following October 26, 2016.

Effect of exchange rate changes on cash. There was a negative effect on cash of $39 for YTD 2016 which resulted primarily from the decline in the value of the British pound, as compared to the US dollar. The June 23, 2016 announcement of the passage of the referendum advising for the exit of the United Kingdom (“UK”) from the European Union (“EU”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the US dollar. Volatility in exchange rates is expected to continue as the UK negotiates its exit from the EU. A weaker British pound compared to the US dollar during a reporting period causes local currency results of our UK operations to be translated into fewer US dollars. In addition, certain balances which are denominated in non-functional currencies were impacted, as they are translated to British pounds.

Obligations and commitments

The following description is as of September 30, 2016. See below for a discussion of the impact of the Fourth Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement, which became effective on October 19, 2016, in conjunction with the Matrix stock subscription transaction.

Credit facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with senior secured credit facilities, which consisted of the following at September 30, 2016:

●

$60,000 term loan subject to quarterly amortization payments, which commenced on December 31, 2014, so that the following percentages of the term loan outstanding on the closing date are repaid as follows: 7.5% between December 31, 2014 and September 30, 2015, 10.0% between December 31, 2015 and September 30, 2016, 12.5% between December 31, 2016 and September 30, 2017, 15.0% between December 31, 2017 and June 30, 2018 and the remaining balance on August 2, 2018. At September 30, 2016, $49,500 was outstanding.

●

$250,000 term loan subject to quarterly amortization payments, which commenced on March 31, 2015, so that the following percentages of the term loan outstanding on the closing date are repaid as follows: 7.5% between March 31, 2015 and December 31, 2015, 10.0% between March 31, 2016 and December 31, 2016, 12.5% between March 31, 2017 and December 31, 2017, 15.0% between March 31, 2018 and June 30, 2018 and the remaining balance on August 2, 2018. At September 30, 2016, $212,500 was outstanding.

●

$240,000 revolving credit facility, including a subfacility of $25,000 for letters of credit. As of September 30, 2016, we had $63,200 of borrowings and seven letters of credit in the amount of $5,758 outstanding under the revolving credit facility. At September 30, 2016, our available credit under the revolving credit facility was $171,042.

The credit facilities mature on August 2, 2018.The outstanding amounts due under the term loans were fully repaid and the outstanding balance of the revolving credit facility was reduced to zero on October 20, 2016. See discussion below on the amendment to the Credit Agreement.

As of September 30, 2016, interest on the outstanding principal amount of the loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The interest rate applied to our term loan at September 30, 2016 was 3.38%. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated fixed charge covenants. We were in compliance with all covenants as of September 30, 2016.

Fourth Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement. On August 28, 2016, we entered into the Fourth Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement (the “Amendment”), amending the Credit Agreement. Pursuant to the Amendment, which provided for the lenders' consent of the Matrix stock subscription transaction, the net cash proceeds received by Providence were to be applied first, to the prepayment of outstanding term loans, second, to the prepayment of outstanding revolving loans and third, for any purpose not prohibited by the Credit Agreement. In October 2016, we used $335,061 of the net proceeds received at the Closing of the Matrix stock subscription transaction to repay in full all outstanding amounts due under our term loans, reduce the outstanding balance under our revolving credit facility to zero, and pay all related accrued interest.

Additionally, effective following the repayment of the outstanding term loans in full, which was completed on October 20, 2016, the Amendment further (i) reduced the aggregate revolving commitments under the Credit Agreement to $200,000, (ii) amended the consolidated net leverage ratio covenant such that our consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter, and (iii) replaced the existing consolidated fixed charge coverage ratio covenant with a covenant that our consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. As of October 20, 2016, the remaining equity interest in Matrix is no longer pledged as collateral under the Credit Agreement.

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

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's convertible preferred stock. Pursuant to the terms and conditions of the Standby Purchase Agreement between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the "Standby Purchasers") and the Company, the remaining 524,116 shares of the Company's preferred stock were purchased by Standby Purchasers at the $100.00 per share subscription price. The Standby Purchasers beneficially owned approximately 94% of our outstanding convertible preferred stock after giving effect to the Rights Offering and the Standby Purchase Agreement. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement, which it used to repay the related party unsecured subordinated bridge note that was outstanding as of December 31, 2014.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year and commenced on the first calendar day of the first January, April, July or October following the date of original issuance of the convertible preferred stock, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the convertible preferred stock. Cash dividends were declared for the nine months ended September 30, 2016 and totaled $3,309.

Contingent obligations. We maintain a 409(A) Deferred Compensation Rabbi Trust Plan for highly compensated employees of our NET Services operating segment. Benefits are paid from our general assets under this plan.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

           We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”). At September 30, 2016, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was $2,005, $1,438 and $9,876, respectively. In addition, based on a third-party actuarial report, our expected losses related to workers’ compensation and general and professional liability in excess of our liability under our associated reinsurance programs at September 30, 2016 was $6,237. Further, SPCIC had restricted cash of $14,758 and $19,491 at September 30, 2016 and December 31, 2015, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

           We offer our NET Services’, HA Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $1,975 and $1,606 as of September 30, 2016 and December 31, 2015, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

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

The forward-looking statements contained herein are not guarantees of our future performance and are subject to a number of known and unknown risks, uncertainties and other factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015, under Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and under Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q. Some of these risks, uncertainties and other factors are beyond our control and difficult to predict and could cause our actual results or achievements to differ materially from those expressed, implied or forecasted in the forward-looking statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

During the nine months ended September 30, 2016, we conducted business in 11 countries outside the US. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. During YTD 2016, we used 11 functional currencies and generated approximately $262,169 of our service revenue, net from operations outside the US. If we expand further into international markets, we expect this risk to increase.

A 10% adverse change in the foreign currency exchange rate from British pounds to US dollars would have a $19,437 negative impact on consolidated revenue and a $812 positive impact on net income attributable to Providence. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on the Company.

We do not currently hedge against the possible impact of currency fluctuations. However, we assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Interest rate and market risk

As of October 20, 2016, we repaid all outstanding amounts due under our term loans and reduced the outstanding balance of our revolving credit facility to zero.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL. For further information on this proceeding, please see Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and Part II, Item 1, Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016.

On October 10, 2016, the Court granted an extension of the stay of the proceeding from November 20, 2016 until January 20, 2017, order to allow a special litigation committee, created by the Company’s board of directors, additional time to investigate, review and evaluate the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. The special litigation committee’s review of the facts is ongoing.

Item 1A. Risk Factors.

Our investments in joint ventures and unconsolidated entities could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners, and our exposure to potential losses from the actions of our joint venture partners.

In October 2016, we completed the Matrix stock subscription transaction, pursuant to which we retained a 46.8% equity interest in Matrix, but lost our controlling interest in Matrix, which constituted our HA Services segment. In addition, in November 2014, we entered into a joint venture agreement to form Mission Providence, whereby we have a 60% ownership in Mission Providence and rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year, but do not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance. These unconsolidated entities involve risks not present with respect to our wholly owned subsidiaries, including the following:

●

We may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to cede or share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the business or the making of additional capital contributions for the benefit of the business;

●	Our joint venture partners may take actions that we oppose;
●	Our ability to sell or transfer our interest in a joint venture to a third party may be restricted if we fail to obtain the prior consent of our joint venture partners;
●

Our joint venture partners may become bankrupt or fail to fund their share of required capital contributions, which could adversely impact the joint venture or increase our financial commitment to the joint venture;

●

Our joint venture partners may have business interests or goals with respect to a business that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the business;

●

Disagreements with our joint venture partners could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the business, including by delaying important decisions until the dispute is resolved; and

●	We may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.

Our NET Services contracts are subject to frequent renewal and there is no guarantee that such contracts will be retained or renewed at satisfactory rates, if at all.

Many of the state contracts in the NET Services segment (which represented approximately 62% of NET Services revenue for the nine months ended September 30, 2016) have terms ranging from two to five years and are typically subject to a bidding process near the end of the term. On average, approximately 20% of the amount of revenue generated under state and local contracts is subject to renewal within the next 12 months. The NET Services contracts with Managed Care Organizations (“MCOs”) (which represented approximately 37% of NET Services revenue for the nine months ended September 30, 2016) renew automatically each year unless cancelled. MCO contracts that are cancelled by the payer may be replaced on terms less favorable to NET Services or not replaced with a new contract with the same MCO. We cannot anticipate if, when or to what extent we will be successful in renewing our state and local contracts or retaining our evergreen MCO contracts. In addition, we cannot anticipate what the final terms will be on contracts we are able to renew or new contracts we are able to enter into. The failure to renew or retain our NET Services contracts, or replace lost NET Services contracts, on satisfactory terms could have a material adverse impact on our results of operations. As of November 2016, certain state and local clients notified NET Services that their existing contracts will not be renewed, which we expect to result in a decline in operating income as a percentage of revenue of approximately 100 to 125 basis points, beginning in the first quarter of 2017.

While we pursue new contract awards and also undertake efficiency measures, there can be no assurance that such measures will fully offset the impact of contracts that are not renewed or are cancelled on our operating income and results of operations.

There have been no other material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended September 30, 2016:

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (in 000's) (1)
Month 1:
July 1, 2016
to
July 31, 2016	155,799	$46.29	155,799	$25,242

Month 2:
August 1, 2016
to
August 31, 2016	35,448	$46.79	35,448	$23,582

Month 3:
September 1, 2016
to
September 30, 2016	249,724	$47.29	249,724	$11,768

Total	440,971		440,971

______________

(1)

On November 4, 2015 our board of directors authorized the Company to engage in a common stock repurchase program to repurchase up to $70,000 in aggregate value of the Company’s common stock during the twelve-month period following November 4, 2015. As of September 30, 2016, we have spent $58,232 to purchase 1,259,025 shares of our common stock under this plan. This plan terminated on November 3, 2016. A total of 1,360,249 shares were purchased through this plan for $63,009, including commission payments.

On October 26, 2016, our board of directors authorized a new stock repurchase program, under which the Company may repurchase up to $100,000 in aggregate value of the Company’s common stock during the twelve-month period following October 26, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resource” for additional information.

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

THE PROVIDENCE SERVICE CORPORATION

Date: November 9, 2016	By:	/s/ James Lindstrom
James Lindstrom Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ David Shackelton
David Shackelton Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1 (1)	Stock Subscription Agreement, dated as of August 28, 2016, among The Providence Service Corporation, CCHN Group Holdings, Inc. and Mercury Fortuna Buyer, LLC.

2.2 (2)

Amendment No. 1 dated as of October 19, 2016, to the Stock Subscription Agreement, by and among The Providence Service Corporation, CCHN Group Holdings, Inc., and Mercury Fortuna Buyer, LLC dated August 28, 2016.

10.1 (3)

Fourth Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement, dated as of August 28, 2016, among The Providence Service Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.2 (4)	Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC dated as of October 19, 2016.

10.3+*	Extension of Employment Agreement dated March 24, 2014 between The Providence Service Corporation and Herman Schwarz.

10.4+*	2015 Holding Company LTI Program (as amended effective on November 4, 2016).

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2016.

(2)	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2016.

(3)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2016.

(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2016.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.