Form 10-K
period 2016-12-31
PROVIDENCE SERVICE CORP
filed 2017-03-10
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-34221

The Providence Service Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 700 Canal Street, Third Floor, Stamford, CT (Address of principal executive offices)	86-0845127 (I.R.S. Employer Identification No.) 06902 (Zip code)

Registrant’s telephone number, including area code: (203) 307-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common Stock, $0.001 par value per share	Name of each exchange on which registered The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was $563.9 million.

As of March 6, 2017, there were outstanding 13,500,436 shares (excluding treasury shares of 3,833,420) of the registrant’s Common Stock, $.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to our definitive proxy statement on Schedule 14A for our 2017 stockholder meeting; provided that if such proxy statement is not filed on or before May 1, 2017, such information will be included in an amendment to this Report on Form 10-K filed on or before such date.

Part I

In this Annual Report on Form 10-K, the words the “Company”, the “registrant”, “we”, “our”, “us”, “Providence” and similar terms refer to The Providence Service Corporation and, except as otherwise specified herein, to our subsidiaries. When such terms are used in reference to the Company’s common stock, $0.001 par value per share (the “Common Stock), and the Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”), they refer specifically to The Providence Service Corporation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In certain cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described under Item 1A in Part I of this Annual Report on Form 10-K.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in any forward-looking statement if such forward-looking statement later turns out to be inaccurate, whether as a result of new information, future events or otherwise.

Item 1. Business.

Background

The Providence Service Corporation is a holding company which owns interests in subsidiaries and other companies that are primarily engaged in the provision of healthcare and workforce development services for public and private sector entities seeking to control costs and promote positive outcomes. The subsidiaries and other companies in which we hold interests comprise the following segments:

●	Non-Emergency Transportation Services (“NET Services”) – Nationwide provider of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations.

●

Workforce Development Services (“WD Services”) – Global provider of employment preparation and placement and legal offender rehabilitation services to eligible participants of government sponsored programs.

●

Matrix Investment – Minority interest in nationwide provider of in-home care optimization and management solutions, including comprehensive health assessments (“CHAs”), to members of managed care organizations, accounted for as an equity method investment.

Ingeus UK Holdings Limited and its wholly and partly-owned subsidiaries and associates (collectively, “Ingeus”), which make up the majority of WD Services, were acquired on May 30, 2014. On November 1, 2015, we completed the sale of our Human Services segment (the “Human Services Sale”), which is accounted for as a discontinued operation.

Matrix Investment is comprised of our interest in Mercury Parent, LLC, a newly formed parent of CCHN Group Holdings, Inc. CCHN Group Holdings, Inc. and its subsidiaries are referred to as “Matrix”. Matrix was acquired by the Company on October 23, 2014. On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in Matrix, with Providence retaining a 46.8% equity interest (the “Matrix Transaction”). Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in our Health Assessment Services (“HA Services”) segment. The Company now owns a noncontrolling interest in Matrix. The Company’s proportionate share of Matrix’s net assets and financial results for the period following the closing of the Matrix Transaction are presented under the equity method. The assets, liabilities and financial results of Matrix for the period prior to the closing of the Matrix Transaction are presented within discontinued operations. For additional information regarding the Matrix Transaction, see Note 21, Discontinued Operations, to our consolidated financial statements.

As of December 31, 2016, NET Services and WD Services operated in 40 states and the District of Columbia in the United States (“U.S.”), and in 9 countries outside of the U.S.

The Company is a Delaware corporation formed in 1996 and headquartered in Stamford, Connecticut.

Business Strategies

While our segments report into our holding company management team, each is managed in a decentralized manner and pursues strategies reflective of their respective industries and operating models.

Our holding company strategy is designed to increase shareholder value through a focus on building intrinsic value on a per share basis, which in turn is predicated upon the growth, continuous improvement and efficient delivery of high quality, technology-enabled services within our segments. In order to successfully pursue our strategies, our priorities at the holding company level include: 1) pursuing the highest standards of governance, values and compliance, 2) ensuring operating excellence by attracting, developing, and retaining empowered and accountable segment level leadership with significant industry experience, and 3) allocating capital opportunistically in markets that may be inefficient or where we have an ability to invest at a discount to intrinsic value, particularly where our experience, analysis, and long-term perspective can provide an advantage over competitors. As demonstrated in 2016 with the Matrix Transaction and in 2015 with the Human Services Sale, we also may enter into strategic partnerships or dispose of current or future segments, based on a variety of factors, including availability of alternative opportunities to deploy capital or otherwise maximize shareholder value as well as other strategic considerations. While infrequent, we may also pursue acquisitions and investments in industries not served by our existing segments.

Our strategic priorities and service offerings are based upon a common purpose of delivering exceptional value in the healthcare and workforce development industries, primarily through technology-enabled service platforms. Our segments seek to deliver disciplined and industry leading sales growth (excluding the impact of acquisitions) and generate industry-leading margins, cash flow and returns on capital. To accomplish these goals, we continuously improve our offerings in the areas of quality, cost and innovation through multiple operational levers. We pursue both organic and inorganic growth through entry into adjacent markets and complementary service lines, particularly with offerings that may leverage the advantages inherent in our large-scale networks. Our segments’ core competencies include developing and managing large provider networks, tailoring healthcare and workforce development service offerings to the unique needs of diverse communities and populations, and implementing technology-enabled delivery models to achieve superior outcomes in low cost settings.

Holding Company Competition

In identifying, evaluating and selecting strategic opportunities, we may encounter intense competition from other entities having similar business objectives, such as strategic investors, private equity groups and special purpose acquisition corporations. Many of these entities are well established and have extensive experience identifying and executing transactions directly or through affiliates. These competitors may possess greater human and other resources than us, and our financial resources may be relatively limited in comparison. Any of these factors may place us at a competitive disadvantage in contrast to our competitors.

Financial Information About our Segments

The Company operates in two principal business segments, NET Services and WD Services. In addition, Providence holds a noncontrolling interest in Matrix, which is a reportable segment for financial reporting purposes, Matrix Investment. Financial information about segments and geographic areas, including revenues, operating income (loss), and long-lived assets of each segment, is included in Note 22, Segments, to our consolidated financial statements and is incorporated herein by reference. See Item 1A, Risk Factors, for a discussion of risks related to our operations and investments.

Our Segments

NET Services

Services offered. NET Services provides non-emergency transportation solutions to clients in 39 states and the District of Columbia. As of December 31, 2016, approximately 26.1 million individuals were eligible to receive our transportation services, and during 2016, NET Services managed 69.0 million trips. For 2016, 2015 and 2014, NET Services accounted for 78.2%, 73.3% and 80.9%, respectively, of Providence’s consolidated revenue.

NET Services primarily contracts with state Medicaid programs and managed care organizations (“MCOs” and collectively “NET customers”) for the coordination of their members’ (“NET end-users”) non-emergency transportation needs. NET end-users are typically Medicaid or Medicare eligible members, whose limited mobility or financial resources would otherwise hinder their ability to access necessary healthcare and social services. We believe our transportation services enable access to care that not only improves the quality of life and health of the populations we serve, but also enables many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings.

Our programs are dependent upon our highly-integrated technology platform and the management of a multifaceted network of transportation providers. Our technology platform is integrated with our network constituents and purpose-built for the unique needs of our industry. Our platform is highly scalable and can support substantial growth in our current membership base. Our platform provides for broad interconnectivity between NET end users, transportation providers and our clients, and, we believe, uniquely positions us as a future focal point in the evolving healthcare industry to introduce additional population insights. In 2016, we introduced new technological features for NET end users to improve service levels, lower costs and build the foundation for additional data analytics capabilities.

To fulfill the transportation needs of NET end-users, we apply our proprietary technology platform to an extensive system of approximately 5,500 transportation resources. This includes our in-network roster of fully contracted transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes partnerships with mass transit entities, mileage reimbursement programs and taxis. To promote safety, quality, and compliance, our in-network transportation providers undergo an in-depth credentialing and education process. In 2016, we introduced additional sources of transportation capacity, including on-demand transportation systems in certain markets, to increase our service levels and lower costs. Through these additional sources of transportation, we may use integrated solutions using our proprietary technology platform and our external partners’ application program interfaces to improve on-time and on-demand performance, provide real time information and analytics, minimize cancellations and better allow for the scale required to provide an effective, nationwide service.

Revenue and customers. In 2016, contracts with state Medicaid agencies and MCOs represented 58.9% and 41.1%, respectively, of NET Services’ revenue. NET Services derived 13.1%, 15.0% and 17.0% of its revenue from a single Medicaid agency for the years ended December 31, 2016, 2015 and 2014, respectively. The next four largest NET Services customers in the aggregate comprised 22.6%, 24.2% and 26.2% of NET Services’ revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options. Contracts with MCOs are typically of indefinite duration until terminated by either party upon reasonable notice (as determined in accordance with the contract), and allow for regular price adjustments based upon utilization and transportation cost. On average, approximately 20% of the total revenue generated by NET Services under state Medicaid contracts is subject to renewal within the next 12 months, although this percentage can be much higher, as certain contracts represent a significant portion of revenue. As of December 31, 2016, 33.8% of NET Services revenue was generated under state Medicaid contracts that were subject to renewal within the next 12 months, which includes our contract with the state of New Jersey, which represented 13.1% of NET Services’ revenue in 2016.

78.3% of NET Services’ revenue in 2016 was generated under capitated contracts where we assume the responsibility of meeting the covered healthcare related transportation requirements of a specific population. Capitated contracts are generally structured with fixed per-member, per-month payment rates. The remainder of the revenue was generated under other types of fee arrangements, including administrative services only, fee for service (“FFS”), cost plus and flat fee contracts, under which fees are generated based upon billing rates for specific services or defined membership populations.

Seasonality. While revenue is generally fixed, primarily as a result of the capitated nature of the majority of our contracts, service expense varies based on the utilization of our services. The quarterly operating income and cash flows of NET Services normally fluctuate as a result of seasonal variations in the business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

Competition. We compete with a variety of regional organizations that provide similar healthcare and social services related transportation, such as American Medical Response, Inc., Medical Transportation Management Inc., SoutheasTrans, Inc. and Veyo LLC, as well as local and regional providers. Most local competitors seek to win contracts for specific counties or small geographic territories whereas we and other larger competitors seek to win contracts for an entire state or large regional area. We compete based upon a number of factors, including our nationwide network, technical expertise, experience, service capability, and price.

Business development. Our sales and marketing strategy relies on a concentrated business development effort, with centralized marketing programs. Due to the critical nature of our services, our customers rely upon our past delivery performance record, network development and management expertise, technical expertise and specialized knowledge. A significant portion of our revenue is generated from long-term, repeat customers. Our long-term strategy is to improve our position as the preferred provider of transportation, complementary network-based services and data analytics offerings to both state Medicaid agencies and MCOs. Key elements of our long-term strategy include continued investment in our technologies, enabling us to both lower costs and improve service delivery. We also consider opportunistic acquisitions of businesses that serve our market or leverage our nationwide infrastructure, consistent with our stated holding company strategy.

In 2016, we launched a strategic initiative to enhance member satisfaction and drive greater operational efficiencies. This initiative focuses on developing and deploying new processes and technologies needed to progress towards an industry-leading call center and reservation scheduling platform; improve member communication, accessibility, and satisfaction; optimize the utilization of our extensive network of transportation providers; and build the foundation for additional analytical capabilities. The implementation of the initiative is expected to be substantially completed by the end of 2017.

WD Services

Services offered. WD Services provides workforce development and legal reoffender rehabilitation services, which include employment preparation and placement, apprenticeship and training, youth community service programs and certain health related services. For 2016, 2015 and 2014, WD Services accounted for 21.8%, 26.7% and 19.1%, respectively, of Providence’s consolidated revenue.

WD Services’ end user client base (“WD end-users”) is broad and includes both the recently and long-term unemployed, disabled, and individuals seeking new skills, as well as individuals that are coping with medical illnesses, are newly graduated from educational institutions, or have been recently released from incarceration.

As of December 31, 2016, WD Services operated in 10 countries, including the United Kingdom (“UK”), Australia, France, Saudi Arabia, South Korea, Canada, the U.S., Germany, Spain and Switzerland. We expect to launch operations in Singapore in 2017. Operations in Sweden and Poland ceased during 2016.

Revenue, customers and clients. The majority of WD Services’ revenue is generated through the provision of employability and training programs to national government entities seeking to reduce unemployment or recidivism rates. For the years ended December 31, 2016, 2015 and 2014, 68.3%, 75.5% and 66.6%, respectively, of WD Services’ revenue was derived from operations in the UK. Additionally, 28.9%, 40.0% and 57.2% of WD Services’ revenue was derived from a contract with the UK government’s Department of Work and Pensions during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016 and 2015, 25.9% and 28.2% of WD Services’ revenue was derived from a contract with the UK government’s Ministry of Justice.

The revenue earned by WD Services under its contracts is often derived through a combination of different revenue channels including, but not limited to, fees contingent upon: (1) the volume of WD end-users referred to and/or admitted into a specific program, (2) the achievement of defined outcomes for specific individuals, such as a job placement or continued employment and (3) the achievement of defined outcomes for a population of individuals over a specific time period, such as aggregate employment or recidivism rates. The relative contributions of different revenue channels under a specific contract can fluctuate meaningfully over the life of a contract and thus contribute to significant earnings volatility. In particular, revenue recognition related to our National Citizen Services (“NCS”) youth programs can be particularly volatile due to the nature of the payment cycle and services provided. WD Services also earns revenue under fixed FFS arrangements, based upon contractual rates established at the outset of the contract or the applicable contract year, although the rate may be prospectively adjusted during the contract year based upon actual volumes. Volume levels are typically not guaranteed under contracts.

The nature of the services offered by WD Services often relies on our ability to improve a certain set of outcomes at a reduced cost versus previously utilized in-sourced delivery models. As a result, as we commence new contracts using transformational delivery models, we are required to invest significant upfront capital for information technology, human resources, facilities and other onboarding costs, such as consultants and redundancy payments. The level of upfront funding required is dependent upon the size and nature of the contract. Although significant upfront funding may be required, revenues are often payable only as services are delivered and, in some cases, only after incentive measures have been achieved over a multi-year period. As a result of these two factors, there can be significant variability in our earnings from quarter-to-quarter and year-to-year. In addition, under the majority of WD Services’ contracts, the Company relies on its customers, which include government agencies, to provide referrals, for whom the Company can provide services and earn revenue. The timing and magnitude of referrals can fluctuate significantly, leading to volatility in revenue. As a result, we often measure a contracts success over the entire term of the contract and believe the financial results of WD Services are best viewed over a multi-year perspective.

Seasonality. While there has been period-to-period variability in WD Services’ earnings due to the factors discussed above and also set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenues and Expenses – WD Services”, there has not been a material seasonal effect on WD Services’ results of operations.

Competition. In the UK, Australia and Saudi Arabia, the workforce development market is served by large multi-national corporations and regional for-profit and non-profit entities. In Canada, France, Germany, South Korea, Spain, Switzerland, and the U.S., our competition primarily consists of small, privately owned companies. In the UK, the offender rehabilitation market is served by large corporations, often working with charitable sector providers. Our larger competitors include Maximus, Capita, G4S, Sodexo, Interserve, Seetec, The Reed Group, Staffline and Serco.

The market for services to governments is competitive and subject to change and pricing pressure, particularly during the bidding for new contracts and contract renewals. However, due to the critical nature of our offerings and the WD end-users we serve, market entry can be difficult for new entrants or those without prior established track-records. Other barriers to entry include operational service complexity and significant upfront investments. This can include establishment of complex IT systems, significant monitoring and reporting obligations, delivery from sites across wide geographies, and management and development of supply chains.

Business development. Our business development activities are performed both locally and centrally in WD Services’ London headquarters. Through local and global networks and relationships, we become aware of new opportunities for which we develop bids through competitive processes. The nature of the competitive processes varies from highly competitive to being one of a few providers, or the sole provider, to bid on a contract. In late 2015, our bidding process was overhauled with an improved focus on pursuing only those contracts that meet certain investment criteria, including risk-weighted return on capital thresholds, and involve the provision of services where we believe our experience will allow us to deliver differentiated and improved outcomes for our clients.

In 2016, in order to build upon its leadership position in the UK employment services industry, enhance client satisfaction and drive greater operational efficiencies, WD Services launched the Ingeus Futures program. This program includes organizational restructuring, the development and deployment of new processes and technologies, and increased business development resources. Each aspect is aimed at improving operational efficiencies and client services as well as developing the internal capabilities necessary to ensure long-term profitable growth in the employment, training and healthcare industries. The implementation of the initiative is expected to be substantially completed during 2017.

Matrix Investment

On October 19, 2016, the Company completed a stock subscription transaction, pursuant to which affiliates of Frazier Healthcare Partners (the “Frazier Subscriber”) purchased a 53.2% equity interest in Matrix with Providence retaining a 46.8% equity interest. On that same date, a subsidiary of the Company and the Frazier Subscriber entered into an Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) of Mercury Parent, LLC, a newly formed company through which the parties hold their equity interests in Matrix. The Operating Agreement sets forth certain terms and conditions regarding the ownership by the Company and Frazier Subscriber of interests in Mercury Parent and their indirect ownership of common stock of Matrix, and provides for, among other things, certain liquidity and governance rights and other obligations and rights, in each case, on the terms and conditions contained therein.

Services offered. Matrix provides in-home care optimization and care management solutions, which include CHAs. Matrix utilizes a national network of over 1,100 nurse practitioners (“NPs”), located across 36 states, to provide its services primarily to members of Medicare Advantage (“MA”) health plans.

Matrix primarily generates revenue from CHAs, which obtain a health plan members’ information related to health status, social, environmental and medical risks and help the MA plans improve the accuracy of such information. Matrix’s services typically commence with a member analysis that utilizes client data, such as medical claims data, to maximize its ability to improve client and member outcomes as a result of the assessment process. Through Matrix’s contact centers, which include almost 175 colleagues, Matrix pursues additional data collection and schedules assessments. Matrix’s NPs then spend approximately 60 minutes in the member’s home conducting a CHA, which is comprised of a physical examination and other diagnostic services.

Matrix’s services are dependent upon its technology platform which integrates the NP network, operations infrastructure, call centers and clients. Matrix’s purpose-built platform is designed for the unique needs of its industry, is highly scalable and can support substantial growth. We believe Matrix’s network and platform positions Matrix as a future focal point in the evolving healthcare industry in the introduction of both additional population insights and care management services. As a further step towards the provision of these additional data analytics and care management services, Matrix launched a chronic care management offering in 2015. With data provided by its health plan clients, Matrix utilizes analytics to determine for which members it can most effectively lower costs and improve outcomes through face-to-face engagements with clinicians. Each program is customized and is served by a comprehensive team of case managers, nurse practitioners, registered nurses, and trained call center colleagues.

Revenue, customers and clients. As of December 31, 2016, Matrix’s customers included almost 40 health plans, including for-profit multi-state health plans and non-profit health plans that operate in only one state or several counties within one state. Matrix serves many of the largest and most prestigious health plans and health systems in the U.S. For the year ended December 31, 2016, Matrix’s top five customers accounted for 71.8% of its revenue, and its largest customer accounted for 27.8% of its revenue. Matrix enters into annual or multi-annual contracts with its customers under which it is paid on a per assessment basis.

Seasonality. Matrix has historically experienced higher CHA volume in the second half of the calendar year as a result of an accelerating demand towards calendar year-end. However, in 2016, CHAs were performed more evenly throughout the year as Matrix worked to balance volume to more efficiently utilize NP capacity.

Competition. We believe that Matrix and CenseoHealth are the largest independent providers of CHAs to the health plan market. There are many smaller competitors, including Advance Health, EMSI Healthcare Services, MedXM, and Inovalon, Inc. Some health plans in-source CHA services. Matrix’s chronic care management competitors include Landmark Healthcare, PopHealthcare and Optum.

Employees

In the execution of our holding company strategy, our holding company staff utilizes their experience in both public and private markets, previous operational leadership in a variety of industries, as well as other typical public holding company capabilities, including competencies in the areas of accounting, tax, human resources, information technology and legal. Our colleagues may also supplement our segment leadership teams in the areas of strategic development, operational and financial improvement, and cross segment sales or operational synergies on a selective basis.

As of December 31, 2016, there were approximately 30 employees at our holding company. In addition, as of December 31, 2016, we employed approximately 7,590 clinical, client service and administrative personnel. Of these employees, approximately 3,760 work in NET Services and approximately 3,830 work in WD Services.

None of our U.S. employees are members of a union. We have nearly 2,380 and 370 full-time employees in the UK and France, respectively. Certain of our UK employees are members of the NAPO and Unison unions and certain of our employees in France are members of the Confederation Generale du Travail. Unionized employees in both countries have collective bargaining rights. Participation in unions is confidential under European employment laws. We believe we have good relationships with our employees, both unionized and non-unionized, in the U.S. and internationally.

Regulatory Environment

Overview

Our segments are subject to numerous federal, state and local laws, regulations and agency guidance (collectively, “Laws”). These Laws significantly affect the way in which our segments operate various aspects of their businesses. Our segments must also comply with state and local licensing requirements, state and federal requirements for participation in Medicare and Medicaid, requirements for contracting with MA plans, and contractual requirements imposed upon them by the federal, state and local agencies and third-party commercial customers to which they provide services. Failure to follow the rules and requirements of these programs can significantly affect our segments’ ability to be paid for the services they provide and be authorized to provide services on an ongoing basis.

In addition, our segments’ revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies, including Medicare and Medicaid. A significant decline in government expenditures for such programs, or shift of program parameters or funding, could cause customers to reduce their payments under those contracts or to not renew such contracts, either of which could have a negative impact on our segments’ future operating results. As funding for our contracts is dependent in part upon federal funding, such funding changes could have a significant effect on our business.

The Medicare and Medicaid programs are governed by significant and complex federal Laws.  Because each of the Medicare and Medicaid is financed, at least in part, with federal funds, direct or indirect recipients of those funds are subject to federal fraud, waste and abuse Laws.  In addition, there are federal privacy and security Laws that govern the healthcare industry. State Laws primarily pertain to the licensure of certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment, but may also include state Laws pertaining to fraud, waste and abuse, privacy and security Laws, and the state’s regulation of its Medicaid program. Federal or state regulatory laws that may affect our segments’ businesses, include, but are not limited to the following:

●	false and other improper claims or false statements pertaining to reimbursement;
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
●

CMS regulations pertaining to Medicare as well as CMS releases applicable to the operation of MA plans, such as reimbursement rates, risk adjustment and data collection methodologies, adjustments to quality management measurements and other relevant factors; and

●	state licensure laws.

A violation of certain of these Laws could result in civil and criminal penalties, the refund of monies paid by government or private payers, our segments’ exclusion from participation in federal healthcare payer programs, or the loss of our segments’ license to conduct business within a particular state’s boundaries. Although our segments believe that they are able to maintain material compliance with all applicable Laws, these Laws are complex and a review of our segments’ practices by a court, or applicable law enforcement or regulatory authority, could result in an adverse determination that could harm our segments’ businesses. Furthermore, the Laws applicable to our segments’ businesses are subject to change, interpretation and amendment, which could adversely affect our segments’ ability to conduct our business.

Federal Law

Federal healthcare laws apply in any case in which our segments are providing an item or service that is reimbursable or provide information to our segments’ customers that results in reimbursement by a federal healthcare payer program to our segments or them. The principal federal Laws that affect our segments’ businesses include those that prohibit the filing of false or improper claims or other data with federal healthcare payer programs and those that prohibit unlawful inducements for the referral of business reimbursable under federal healthcare payer programs.

False and Other Improper Claims

Under the federal False Claims Act (31 U.S.C. §§ 3729-3733) and similar state Laws, the government may impose civil liability on our segments if they knowingly submit, or participate in submitting, any claims for payment to the federal or state government that are false or fraudulent, or that contain false or misleading information. The False Claims Act defines a claim as a demand for money or property made directly to the government or to a contractor, grantee, or other recipient if the money is to be spent on the government’s behalf or if the government will reimburse the contractor or grantee. Liability can be incurred for submitting (or causing another to submit) false claims with actual knowledge or for submitting false claims with reckless disregard or deliberate ignorance. Liability can also be incurred for knowingly making or using a false record or statement to receive payment from the federal government or for knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the government. Consequently, a provider need not take an affirmative action to conceal or avoid an obligation to the government, but the mere retention of an overpayment from the government could lead to potential liability under the False Claims Act.

If our segments are ever found to have violated the False Claims Act, they could be required to make significant payments to the government (including damages and penalties in addition to the return of reimbursements previously collected) and could be excluded from participating in federal healthcare programs or providing services to entities which contract with those programs. Many states also have similar false claims statutes. In addition, healthcare fraud is a priority of the U.S. Department of Justice, the Department of Health and Human Services (“DHHS”), its program integrity contractors and its Office of Inspector General, the Federal Bureau of Investigation and state Attorneys General. These agencies have devoted a significant amount of resources to investigating healthcare fraud.

While the criminal statutes generally are reserved for instances evidencing fraudulent intent, the civil and administrative penalty statutes are being applied by the federal government in an increasingly broad range of circumstances. Examples of the types of activities giving rise to liability for filing false claims include billing for services not rendered, misrepresenting services rendered (i.e., miscoding), applications for duplicate reimbursement and providing false information that results in reimbursement or impacts reimbursement amounts. Additionally, the federal government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The federal government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. Criminal penalties also are available even in the case of claims filed with private insurers if the federal government shows that the claims constitute mail fraud or wire fraud or violate any of the federal criminal healthcare fraud statutes.

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

Governmental investigations and whistleblower “qui tam” suits against healthcare companies have increased significantly in recent years, and have resulted in substantial penalties and fines and exclusions of persons and entities from participating in government healthcare programs. Although our segments monitor their billing practices for compliance with applicable laws, such laws are very complex, and they might not be able to detect all errors or interpret such laws in a manner consistent with a court or an agency’s interpretation.

Health information practices

Under HIPAA, DHHS issued rules to define and implement standards for the electronic transactions and code sets for the submission of transactions such as claims, and privacy and security of individually identifiable health information in whatever manner it is maintained.

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), enacted as part of the American Recovery and Reinvestment Act of 2009, extends certain of HIPAA’s obligations to parties providing services to healthcare entities covered by HIPAA known as “business associates,” imposes new notice of privacy breach reporting obligations, extends enforcement powers to state attorney generals and amends the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA. HITECH establishes four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office of Civil Rights of the Department of Health and Human Services and states are increasing their investigations and enforcement of HIPAA compliance. Our segments have taken steps to ensure compliance with HIPAA and we are monitoring compliance on an ongoing basis.

Additionally, the HITECH Final Rule imposes various requirements on covered entities and business associates, and expands the definition of “business associates” to cover contractors of business associates. Even when our segments are not operating as covered entities, they may be deemed to be “business associates” for HIPAA rule purposes of such covered entities. Our segments monitor their compliance obligations under HIPAA as modified by HITECH, and implement operational and systems changes, associate training and education, conduct risk assessments and allocate resources as needed. Any noncompliance with HIPPA requirements could expose our segments to the criminal and increased civil penalties provided under HITECH and require them to incur significant costs in order to seek to comply with its requirements or to remediate potential issues that may arise.

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

Interpretations of the Anti-Kickback Statute have been very broad and under current Law, courts and federal regulatory authorities have stated that the Anti-Kickback Statute is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-Kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals.

This act is subject to numerous statutory and regulatory “safe harbors.” Compliance with the requirements of a safe harbor offers defenses against Anti-Kickback Statute allegations. Failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful. However, it may mean that such an arrangement will be subject to scrutiny by the regulatory authorities.

While our segments believe that their operations are in compliance with applicable Medicare and Medicaid fraud and abuse laws, there can be no guarantee. Our segments seek to structure all applicable arrangements to comply with applicable safe harbors where possible. There is a risk however, that the federal government might investigate such arrangements and conclude they violate the Anti-Kickback Statute. If our segments’ arrangements are found to violate the Anti-Kickback Statute, our segments, along with their clients would be subject to civil and criminal penalties, which may include exclusion from participation in government reimbursement programs, and our segments’ arrangements would not be legally enforceable, which could materially and adversely affect their business.

Many states, including some where our segments do business, have adopted anti-kickback laws that are similar to the federal Anti-Kickback Statute. Some of these state laws are very closely patterned on the federal Anti-Kickback Statute; others, however, are broader and reach reimbursement by private payers. If our segments’ activities were deemed to be inconsistent with state anti-kickback or illegal remuneration laws, they could face civil and criminal penalties or be barred from such activities, any of which could harm our segments’ businesses.

Federal and State Self-Referral Prohibitions

Our segments may be subject to federal and state statutes banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Section 1877 of the Social Security Act, also known as the “Stark Law”, prohibits physicians from making a “referral” for “designated health services” for Medicare (and in many cases Medicaid) patients from entities or facilities in which such physicians directly or indirectly hold a “financial relationship”.

A financial relationship can take the form of a direct or indirect ownership, investment or compensation arrangement. A referral includes the request by a physician for, or ordering of, or the certifying or recertifying the need for, any designated health services.

Certain services that our segments provide may be identified as “designated health services” for purposes of the Stark Law. Our segments cannot provide assurance that future regulatory changes will not result in other services our segments provide becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.

Many states, including some states where our segments do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where our segments operate have laws similar to the Stark Law prohibiting physician self-referrals. While our segments believe that they are operating in compliance with the Stark Law, there can be no guarantee that violations will not occur.

Healthcare Reform

On March 23, 2010, the President of the United States signed into law comprehensive health reform through the Patient Protection and Affordable Care Act (Pub. L. 11-148) (“PPACA”). On March 30, 2010, the President signed a reconciliation budget bill that included amendments to the PPACA (Pub. L. 11-152). These laws in combination form the “ACA” referred to herein. The changes to various aspects of the healthcare system in the ACA are far-reaching and include, among many others, substantial adjustments to Medicare reimbursement, establishment of individual mandates for healthcare coverage, extension of coverage to certain populations, expansion of Medicaid, restrictions on physician-owned hospitals, and increased efficiency and oversight provisions.

Some of the provisions of the ACA took effect immediately, while others will take effect later or will be phased in over time, ranging from a few months following approval to ten years. Due to the complexity of the ACA, it is likely that additional legislation will be considered and enacted. The ACA requires the promulgation of regulations that will likely have significant effects on the healthcare industry and third party payers. Thus, the healthcare industry and our operations may be subjected to significant new statutory and regulatory requirements and contractual terms and conditions, and consequently to structural and operational changes and challenges.

The ACA also implements significant changes to healthcare fraud and abuse laws that will intensify the risks and consequences of enforcement actions. These include expansion of the False Claims Act by: (a) narrowing the public disclosure bar; and (b) explicitly stating that violations of the Anti-Kickback Statute trigger false claims liability. In addition, the ACA lessens the intent requirements under the Anti-Kickback Statute to provide that a person may violate the statute without knowledge or specific intent. The ACA also provides new funding and expanded powers to investigate fraud, including through expansion of the Medicare Recovery Audit Contractor (“RAC”) program to Medicare Parts C and D and Medicaid and authorizing the suspension of Medicare and Medicaid payments to a provider of services pending an investigation of a credible allegation of fraud. Finally, the legislation creates enhanced penalties for noncompliance, including increased criminal penalties and expansion of administrative penalties under Medicare and Medicaid. Collectively, such changes could have a material adverse impact on our segments’ operations.

On January 20, 2017, U.S. President Donald J. Trump issued an executive order that directs federal agencies to take steps to ensure the government’s implementation of the ACA minimizes the burden on impacted parties (individuals, states, etc.). The underlying intent of the executive order is to take the first steps to repeal and replace the ACA. The executive order specifically instructs agencies to “waive, defer, grant exemptions from, or delay implementation of provisions” that place a “fiscal burden on any State” or that impose a “cost, fee, tax, penalty, or regulatory burden” on stakeholders including patients, providers, and insurers. The order states that any changes should be made only to the extent "permitted by law" and should comply with the law governing administrative rule-making. The executive order does not, however, provide specifics on next steps or provisions that will be reexamined nor is it clear how the executive branch will be reconciled with Republican congressional efforts to repeal and replace the ACA or what portions of the ACA may continue in any replacement legislation. There are multiple pending legislative proposals to amend the ACA which, among other effects, could repeal all or parts of the ACA without replacing its extension of coverage to expansion populations and materially restructure the Medicaid and other government health care programs.

Surveys and audits

Our segments’ programs are subject to periodic surveys by government authorities or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, our segments will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

●	the imposition of fines or penalties or the recoupment of amounts paid;
●	temporary suspension of admission of new clients to our program’s service;
●	in extreme circumstances, exclusion from participation in Medicaid, Medicare or other programs;
●	revocation of our license; or

●	contract termination.

While our segments believe that our programs are in compliance with Medicare, Medicaid and other program certification requirements and state licensure requirements, failure to comply with these requirements could have a material adverse impact on our segments’ businesses and their ability to enter into contracts with other agencies to provide services.

Billing/claims reviews and audits

Agencies and other third-party commercial payers periodically conduct pre-payment or post-payment medical reviews or other audits of our segments’ claims or other audits in conjunction with their obligations to comply with the requirements of Medicare or Medicaid. In order to conduct these reviews, payers request documentation from our segments and then review that documentation to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care. Any determination that our segments have not complied with applicable rules and regulations could result in adjustment of payments or the incurrence of fines and penalties, or in situations of significant compliance failures review or non-renewal of related contracts.

Corporate practice of medicine and fee splitting

Some states in which our segments operate prohibit general business entities, such as our segments are, from “practicing medicine,” which definition varies from state to state and can include employing physicians, as well as engaging in fee-splitting arrangements with these healthcare providers. Among other things, our segments currently contract with and employ NPs to perform CHAs. We believe that our segments have structured their operations appropriately; however, they could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of our segments’ businesses violate these laws, it may seek to have our segments discontinue or restructure those portions of their operations or subject them to increased costs, penalties, fines, certain license requirements or other measures. Any determination that our segments have acted improperly in this regard may result in liability to them. In addition, agreements between the corporation and the professional may be considered void and unenforceable.

Professional licensure and other requirements

Many of our segments’ employees are subject to federal and state laws and regulations governing the ethics and practice of their professions. For example, our mid-level practitioners (e.g., NPs) are subject to state laws requiring physician supervision and state laws governing mid-level scope of practice. As the use of mid-levels by physicians increases, state governing boards are implementing more robust regulations governing mid-levels and their scope of practice under physician supervision. Our segments’ ability to provide mid-level practitioner services may be restricted by the enactment of new state laws governing mid-level scope of practice and by state agency interpretations and enforcement of such existing laws. In addition, professionals who are eligible to participate in Medicare and Medicaid as individual providers must not have been excluded from participation in government programs at any time. Our segments’ ability to provide services depends upon the ability of their personnel to meet individual licensure and other requirements and maintain such licensure in good standing.

International Regulation of WD Services

As a provider of workforce development services in multiple international jurisdictions, we are subject to numerous national and local laws and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. We must also comply with contract-specific technical and infrastructure requirements. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide. In addition, our revenue is primarily derived from contracts that are funded by national governments that are seeking to reduce the overall unemployment rate, or improve job placement success for targeted cohorts, and the recidivism rate. Further, the revenue we receive from these contracts is typically tied to milestones that are largely uncontrolled by us. Such milestones include the job placement success of clients, duration and tenure of clients in jobs once they are placed, and various other market and industry factors including the overall unemployment rate. A significant decline in national and local government initiatives to provide funding for employment programs, or shift of expenditures or funding, could cause government sponsors to reduce their expenditures under those contracts or not renew such contracts, either of which could have a negative impact on our future operating results.

WD Services is also subject to the European Union’s and other countries’ data security and protection laws and regulations. These laws and regulations impose broad obligations on the organizations which collects such data, as well as confer broad rights on individuals about whom such data is collected. These laws and regulations may also restrict the flow of information, including information about employees or service users, from this segment to the Company in the U.S. In certain instances, informed consent to the data transfer must be given by the affected employee or service user. Compliance with such laws and regulations may make it more difficult for the Company to gather data necessary to ensure the appropriate operation of its internal controls or to detect corruption resulting in the need for additional controls or increasing the Company’s costs to maintain appropriate controls.

Failure to comply with such laws and regulations could result in fines, penalties or prison sentences as well as significant adverse publicity.

Further, our international operations are subject to various U.S. and foreign statutes that prohibit bribery and corruption, including the U.S. Foreign Corrupt Practices Act and the UK’s Bribery Act. These statutes generally require organizations to prohibit bribery by or for the organization and demand the implementation of systems to counter bribery, including risk management, training and guidance and the maintenance of adequate record-keeping and internal accounting practices. The statutes also, among other things, prevent the provision of anything of value to government officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. In addition, many countries in which we operate have antitrust or competition regulations which, among other things, prohibit collusive tendering or bid-rigging behavior. Failure to comply with any of these statutes and regulations could result in fines or penalties, or in some cases prison sentences, and could result in significant adverse publicity.

Additional Information

The Company’s website at www.prscholdings.com provides access to its periodic reports, certain corporate governance documents, press releases, interim shareholder reports and links to its subsidiaries’ websites. The Company makes available to the public on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. Copies are also available, without charge, upon request to The Providence Service Corporation, 700 Canal Street, Third Floor, Stamford, CT 06902, (203) 307-2800, Attention: Corporate Secretary. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors.

You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

Certain of our segments’ contracts can be terminated prior to expiration, without cause and without penalty to the payers. In addition, our NET Services contracts are subject to frequent renewal. There can be no assurance that our contracts will survive until the end of their stated terms, or that upon their expiration will be renewed or extended on satisfactory terms, if at all. Disruptions to, the early expiration of or the failure to renew our contracts could have a material adverse impact on our financial condition and results of operations.

With respect to many of our contracts, the payer may terminate the contract without cause, at will and without penalty to the payer, either immediately or upon the expiration of a short notice period in the event that, among other reasons, government appropriations supporting the programs serviced by the contract are reduced or eliminated or the payer deems our performance under the contract to be unsatisfactory. The failure of payers to renew or extend significant contracts or their early termination of significant contracts could adversely affect our financial performance. For example, many of the state Medicaid contracts held by NET Services, which represented 58.9% in the aggregate of NET Services revenue for the year ended December 31, 2016, have terms ranging from two to five years and are typically subject to a competitive bidding process near the end of the term. Typically, approximately 20% of revenue generated by NET Services under state government contracts in a twelve-month period is subject to renewal within the following twelve-month period, although this percentage can be much higher, as certain contracts represent a significant portion of revenue. NET Services also contracts with MCOs. For the year ended December 31, 2016, contracts with MCOs represented 41.1% in the aggregate of NET Services revenue. MCO contracts are typically of indefinite duration until terminated by either party upon reasonable notice (as determined in accordance with the contract). We cannot anticipate if, when or to what extent we will be successful in renewing our state government contracts or retaining our MCO contracts. During 2016, certain state government clients notified NET Services that their existing contracts will not be renewed, which we expect to result in a decline in operating income as a percentage of revenue of at least approximately 100 to 125 basis points, beginning in the first quarter of 2017. While we pursue new contract awards and also undertake efficiency measures, there can be no assurance that such measures will fully offset the impact of contracts that are not renewed or are cancelled on our operating income and results of operations.

We cannot anticipate if, when or to what extent a payer might terminate its contract with us prior to its expiration or fail to renew or extend a contract with us. If we are unable to retain or renew our contracts, or replace lost contracts, on satisfactory terms our financial conditions and results of operations could be materially adversely affected.

We obtain a significant portion of our business through responses to government requests for proposals and we may not be awarded contracts through this process in the future, or contracts we are awarded may not be profitable.

We obtain, and will continue to seek to obtain, a significant portion of our business from national, state, and local government entities. To obtain business from government entities, we are often required to respond to requests for proposals (“RFPs”). To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and the terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to RFPs will greatly impact our business.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to the government entities and agencies prior to the development of an RFP or program for privatization of healthcare and workforce development services and we believe they enhance our chances of procuring contracts with these payers. We may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees due to, among other things, changes in the personnel holding various government offices or changes in our personnel who have these relationships. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.

Our ability to win contracts to administer and manage programs traditionally administered by government employees is also dependent on the impact of government unions. Many government employees belong to labor unions with considerable financial resources and lobbying networks. These unions could apply opposing political pressure on legislators and other officials seeking to privatize government programs. Union opposition could result in our losing government contracts, being precluded from providing services under government contracts, or maintaining or renewing existing contracts. If we could not renew certain contracts or obtain new contracts due to opposition political actions, it could have a material adverse impact on our operating results.

Any acquisition that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or have a material adverse impact on our operating results.

We have made, and anticipate that we will continue to make, acquisitions. We have made a number of acquisitions since our inception. The success of these and future acquisitions depends in part on our ability to integrate acquired companies into our business operations. Integration of any acquired companies will place significant demands on our management, systems, internal controls and financial and physical resources. This could require us to incur significant expense for, among other things, hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our financial results.

There can be no assurance that the companies acquired will generate income at the historical or projected levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

We continually review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer prospects for growth. In connection with our acquisition strategy, we could issue stock that would dilute existing stockholders’ percentage ownership, or we could incur or assume substantial debt or contingent liabilities. Acquisitions involve numerous risks, including, but not limited to, the following:

●	challenges and unanticipated costs assimilating the acquired operations;
●	known and unknown legal or financial liabilities associated with an acquisition;
●	diversion of management’s attention from our core businesses;
●	adverse effects on existing business relationships with customers;
●	entering markets in which we have limited or no experience;
●	potential loss of key employees of purchased organizations;
●	incurrence of excessive leverage in financing an acquisition;
●	failure to maintain and renew contracts and other revenue streams of the acquired business;
●	costs associated with litigation or other claims arising in connection with the acquired company;
●	unanticipated operating, accounting or management difficulties in connection with an acquisition; and
●	dilution to our earnings per share.

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

Our investments in joint ventures and unconsolidated entities could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

In October 2016, we completed the Matrix Transaction, pursuant to which we retained a 46.8% equity interest in Matrix, but sold our controlling interest in Matrix, which constituted our former HA Services segment. As a result of the Matrix Transaction we no longer have unilateral power to direct the activities that most significantly impact Matrix’s economic performance. In November 2014, we entered into a joint venture agreement to form Mission Providence, whereby we have a 60% ownership in Mission Providence and rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year, but do not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance. Our future growth may depend, in part, on future similar arrangements, any of which could be material to our financial condition and results of operations. These arrangements involve risks not present with respect to our wholly-owned subsidiaries, which may negatively impact our financial condition and results of operations or make the arrangements less successful than anticipated, including the following:

●

we may be unable to take actions that we believe are appropriate but that are opposed by our joint venture partners under arrangements that require us to cede or share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the business or the making of additional capital contributions for the benefit of the business;

●	our joint venture partners may take actions that we oppose;
●	we may be unable to sell or transfer our interest in a joint venture to a third party if we fail to obtain the prior consent of our joint venture partners;

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

●

disagreements with our joint venture partners could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the business, including the delay of important decisions until the dispute is resolved; and

●	we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.

We derive a significant amount of our revenues from a few payers, which puts our financial condition and results of operations at risk. Any changes in the funding, financial viability or our relationships with these payers could have a material adverse impact on our financial condition and results of operations.

We generate a significant amount of the revenues in our segments from a few payers under a small number of contracts. For example, for the years ended December 31, 2016, 2015 and 2014, we generated 47.9%, 54.6% and 58.1%, respectively, of our consolidated revenue from ten payers. Additionally, five payers related to NET Services represented, in the aggregate, 35.6%, 39.2% and 43.2%, respectively, of NET Services revenue for the years ended December 31, 2016, 2015 and 2014. A single payer related to WD Services represented 28.9%, 40.0% and 57.2% of our WD Services revenue for the years ended December 31, 2016 and 2015, and the period from May 31, 2014 to December 31, 2014, respectively. Additionally, a single payer related to Matrix represented 27.8%, 31.1% and 43.2% of Matrix revenue for the years ended December 31, 2016 and 2015, and the period from October 24, 2014 to December 31, 2014, respectively. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payers could increase the impact that any such risks would have on our revenue and results of operations.

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, which may place existing pledged performance and payment bonds at risk as well as harm our ability to keep our existing contracts or obtain new contracts and future bonds.

Our failure to comply with our contractual obligations could, in addition to providing grounds for immediate termination of the contract for cause, negatively impact our financial performance and damage our reputation, which, in turn, could have a material adverse effect on our ability to maintain current contracts or obtain new ones. Our failure to meet contractual obligations could also result in substantial actual and consequential financial damages. The termination of a contract for cause could, for instance, subject us to liabilities for excess costs incurred by a payer in obtaining similar services from another source. In addition, our contracts require us to indemnify payers for our failure to meet standards of care, and some of them contain liquidated damages provisions and financial penalties that we must pay if we breach these contracts.

If we fail to estimate accurately the cost of performing certain contracts, we may experience reduced or negative margins.

During 2016, 2015 and 2014, 78.3%, 83.6% and 84.1% of our NET Services revenue, respectively, was generated under capitated contracts with the remainder generated through FFS and flat fee contracts. WD Services also provides services under FFS and flat fee contracts. Under most of NET Services’ capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which takes into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payer, actuarial work performed in-house as well as by third party actuarial firms and actuarial analyses provided by the payer. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all. Under our FFS contracts, we receive fees based on our interactions with government-sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. Our risk relating to these contracts is that our client population is not large enough to cover our fixed costs, such as rent and overhead. Our FFS contracts are not reimbursed on a cost basis and therefore, if we fail to estimate our costs accurately, we may experience reduced margins or losses on these contracts. Revenue under certain contracts may be adjusted prospectively if client volumes are below expectations. If the Company is unable to adjust its costs accordingly, our profitability may be negatively impacted. In addition, certain contracts with state Medicaid agencies are renewable at the state’s option without an adjustment to pricing terms. If such renewed contracts require us to incur higher costs, including inflation or regulatory changes, than originally anticipated, our results of operations and financial condition may be adversely affected.

In WD Services, we often provide services to a client based on a unit price for delivery of a service or achievement of a defined outcome.  If we fail to estimate costs accurately, we may have minimal ability to change the unit price to ensure profitability. While we may be able to alter our cost structure to reflect lower than anticipated volumes and other changes in service need, there are certain fixed costs which are difficult to alter while still ensuring we can meet our contractual obligations.  Further, many contracts require us to undertake significant onboarding projects, including making redundancies and changes to properties and IT.  If we fail to anticipate the cost of these change programs, we may be unable to recover startup costs throughout the life of the contract.

We may incur costs before receiving related revenues, which could impact our liquidity.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include leasing office space, purchasing office equipment, instituting information technology systems, development of supply chains, hiring personnel and releasing certain personnel. As a result, in certain contracts where the government does not fund program start-up costs, we may be required to make significant investments before receiving any related contract payments or payments sufficient to cover start-up costs. For example, WD Services incurred start-up costs in 2016 related to the offender rehabilitation program in the UK, start-up costs in France, and in certain employability contracts in Australia. In addition, payments due to us from payers may be delayed due to billing cycles or as a result of failures to approve government budgets in a timely manner. Moreover, any resulting mismatch in expenses and revenue, especially under FFS arrangements, could be exacerbated if we fail either to invoice the payer correctly or to collect our fee in a timely manner. Such amounts may exceed our available cash, and any resulting liquidity shortages may require additional financing, which may not be available on satisfactory terms, or at all. This could have a material adverse impact on our ongoing operations and our financial position.

Our business is subject to risks of litigation.

The services we provide are subject to lawsuits and claims. A substantial award payable by the Company could have a material adverse impact on our operations and cash flows, and could adversely impact our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee or a third party we engage to assist with the provision of services, including but not limited to claims arising out of accidents involving vehicle collisions, workforce development placements or CHAs and various claims that could result from employees or contracted third parties driving to or from interactions with clients or while providing direct client services. We can be subject to employee-related claims such as wrongful discharge, discrimination or a violation of equal employment laws and permitting issues. While we attempt to insure against for these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, certain wage and hour violations or punitive damages, could adversely affect our cash flow and financial condition.

We depend on our key personnel. We face substantial competition in attracting and retaining experienced professionals, and we may be unable to sustain or grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to identify, attract, develop, motivate and retain highly qualified and experienced professionals who possess the skills and experience necessary to deliver high-quality services to our clients, with the continued contributions of our senior management being especially critical to our success. Our objective of providing the highest quality of service to our clients is a significant consideration when we evaluate the education, experience and qualifications of potential candidates for employment as direct care and administrative staff. To that end, we attempt to hire professionals and others with requisite educational backgrounds and professional certifications. These employees are in great demand and are likely to remain a limited resource for the foreseeable future.

Our ability to attract and retain employees with the requisite experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Some of the companies with which we compete for experienced personnel have greater financial, technical, political and marketing resources, name recognition and a larger number of clients and payers than we do, which may prove more attractive to employment candidates. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

The performance of each of our business segments also depends on the talents and efforts of our highly skilled information technology professionals. For example, technological improvement is a key component of the strategic initiative at NET Services to enhance member satisfaction and drive greater operational efficiencies and as NET Services expands our transportation network capacity beyond its traditional transportation provider network, increases on-time and on-demand performance, provides real time analytics and minimizes cancellations. Competition for skilled intellectual technology professionals can be intense. Our success depends on our ability to recruit, retain and motivate these individuals.

Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, including NET Services, whose chief executive officer stepped down in January 2017, our ability to execute short and long-term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

We may have difficulty successfully completing divestitures.

As demonstrated in 2016 with the Matrix Transaction and in 2015 with the Human Services Sale, we may dispose of all or a portion of current or future investments, based on a variety of factors, including availability of alternative opportunities to deploy capital or otherwise maximize shareholder value as well as other strategic considerations. Divestitures could result in difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees and customers. A disposition may be subject to the satisfaction of pre-closing conditions as well as to obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the disposition, whether or not the disposition has been publicly announced. Divestitures may also involve continued financial involvement in the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Further, such divestitures may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. Any sale of our assets could result in a loss on divestiture. Any of the foregoing could adversely affect our financial condition and results of operations.

The indemnification provisions of acquisition and disposition agreements by which we have acquired or sold companies may result in liabilities.

We rely heavily on the representations and warranties and related indemnities provided to us by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. However, the liability of the former owners is limited under the relevant acquisition agreements, and certain sellers may be unable to meet their indemnification responsibilities. Similarly, the purchasers of our divested operations may from time to time agree to indemnify us for operations of such businesses after the closing. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our consolidated results of operations, financial condition and cash flows.

In addition, we have provided certain indemnifications in connection with the Human Services Sale in 2015 and the Matrix Transaction in 2016. To the extent we choose to divest other operations of our businesses in the future, we expect to provide certain indemnifications in connection with these divestitures. We may face liabilities in connection with these current or future indemnification obligations that may adversely affect our consolidated results of operation, financial condition and cash flows. The Company has received indications from the purchaser of its former Human Services segment regarding certain potential indemnification claims. As of December 31, 2016, the Company had established an accrual of $6 million with respect to an estimate of loss for such potential indemnification claims. Such purchaser has also threatened to assert other claims against the Company related to the acquisition, which the Company intends to vigorously defend itself against. Litigation is inherently uncertain, and the losses incurred in the event that the legal proceedings related to such claims were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance. For more information on these potential indemnification obligations, see Note 19, Commitments and Contingencies, to our consolidated financial statements.

Our success depends on our ability to compete effectively in the marketplace.

We compete for clients and for contracts with a variety of organizations that offer similar services. Many organizations of varying sizes compete with us, including local not-for-profit organizations and community-based organizations, larger companies, organizations that currently provide or may begin to provide similar NET management services, and large multi-national corporations that currently provide or may begin to provide workforce development services and CHA providers. Some of these companies have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients or payers than we do. In addition, some of these companies offer more services than we do. We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of or failure to gain clients or payers, any of which could have a material adverse effect on our operating results.

We may be adversely impacted by inadequacies in, or security breaches of, our information technology systems.

Our information technology systems are critically important to our operations. We provide services to individuals, including services that require us to maintain sensitive and personal client information, including information relating to their health, social security numbers and other identifying data. Therefore, our information technology systems store client information protected by numerous federal, state and foreign regulations. We also rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all other functions, including our marketing, sales, logistics, customer service, accounting and administrative functions. Further, our systems include interfaces to third-party stakeholders, often connected via the Internet. In addition, certain of our services or information related to our services are carried out or hosted within our customers’ IT systems, and any failure or weaknesses in their IT systems may negatively impact our ability to deliver the services, for which we may not receive relief from contractual performance obligations or compensation for services provided. As a result of the data we maintain and third-party access, we are subject to increasing cybersecurity risks. The nature of our business, where services are often performed outside a secured location, adds additional risk.

If we do not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, our business or financial results could be negatively impacted. Furthermore, computer hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks and our information technology systems may be vulnerable to material security breaches (including the access to or acquisition of customer, employee or other confidential data), cyber-based attacks or other material system failures. Any breach of our data security could result in an unauthorized release or transfer of customer or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach. If we are unable to prevent material failures, our operations may be impacted, and we may suffer other negative consequences such as reputational damage, litigation, remediation costs, a requirement not to operate our business until defects are remedied or penalties under various data privacy laws and regulations.

There are risks associated with our international operations that are different from the risks associated with our operations in the U.S., and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations.

We have operation centers in Australia, Canada, France, Germany, Saudi Arabia, South Korea, Spain, Switzerland, the UK and the U.S. We also expect to launch operations in Singapore in 2017. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

●	political or economic instability;
●	changes in governmental regulation or taxation;
●	currency exchange fluctuations;
●	difficulties and costs of staffing and managing operations in certain foreign countries;
●	work stoppages or other changes in labor conditions; and
●	taxes and other restrictions on repatriating foreign profits back to the U.S.

In addition, changes in policies or laws of the U.S. or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws could reduce the anticipated benefits of international operations and could have a material adverse effect on our results of operations and financial condition. We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S., and we currently do not conduct hedging activities. The value of the U.S. dollar against other foreign currencies has seen significant volatility recently. Our financial condition and results of operations are reported in multiple currencies, and are then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. Appreciation of the U.S. dollar against these other currencies will have a negative impact on our reported net revenue and operating income while depreciation of the U.S. dollar against such currencies will have a positive effect on reported net revenue and operating income. We cannot predict with precision the effect of future exchange-rate fluctuations on our business and operating results, and significant rate fluctuations could have a material adverse effect on our results of operations and financial condition.

We operate and are in a taxable income position in multiple tax jurisdictions, and face the risk of double taxation if one jurisdiction does not acquiesce to the tax claims of another jurisdiction.

          We currently operate in the U.S. and 9 foreign countries and are subject to income taxation in those countries and the specific states or provinces where we operate. In the event one taxing jurisdiction disagrees with another taxing jurisdiction with respect to the amount or applicability of a particular type of tax, or the amount or availability of a particular type of tax refund or credit, we could experience temporary or permanent double taxation and increased professional fees to resolve such taxation matters.

Our results of operations will continue to fluctuate due to seasonality.

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. NET Services experiences fluctuations in demand for its non-emergency transportation services during the summer and winter seasons. Due to higher demand in the summer months and lower demand in the winter months, coupled with a primarily fixed revenue stream based on a per-member, per-month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter season. WD Services is impacted by both the timing of commencement and expiration of major contracts. WD Services and Matrix Investment typically do not experience seasonal fluctuations in operating results. However, quarterly volatility in revenue and earnings is common in the case of WD Services due to the timing of commencement and expiration of certain major contracts as well as fluctuations in referrals provided by its customers. In addition, Matrix Investment experiences quarterly volatility in earnings due to uneven demand for services.

Our reported financial results could suffer if there is an impairment of goodwill or other intangible assets.

Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit. As a result of our growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors, government regulations or in the climate of our business, (3) unanticipated competition, (4) an adverse action or assessment by a regulator or (5) a significant decline in our stock price. In the fourth quarter of 2016, we recorded an asset impairment charge of $19.6 million related to WD Services as discussed below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. Any impairment charges could have a material adverse impact on our results of operations and financial position.

Our use of a reinsurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business.

We reinsure a substantial portion of our automobile, general liability, professional liability and workers’ compensation insurance. We also reinsured the general liability, professional liability, workers’ compensation insurance, automobile liability and automobile physical damage of various members of the network of subcontracted transportation providers and independent third parties over various policy years under reinsurance programs through our two wholly-owned captive insurance subsidiaries. However, effective February 15, 2011, we did not renew our reinsurance agreement and do not assume liabilities for policies that cover the general liability, automobile liability, and automobile physical damage coverage of our independent third-party transportation providers after that date. We will continue to administer existing policies for the foreseeable future and resolve remaining and future claims related to these policies. In the event that actual reinsured losses increase unexpectedly and substantially exceed actuarially determined estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, as the availability to us of certain traditional insurance coverage diminishes or increases in cost, we will continue to evaluate the levels and types of insurance we include in our reinsurance and self-insurance programs. Any increase to these programs increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

Inaccurate, misleading or negative media coverage could damage our reputation and harm our ability to maintain or procure contracts.

There is sometimes media coverage regarding services that we or our competitors provide or contracts that we or our competitors are a party to. Inaccurate, misleading or negative media coverage about us could harm our reputation and, accordingly, our ability to maintain our existing contracts or procure new contracts. In addition, negative media coverage could influence government officials to slow the pace of privatizing or retendering government services.

Regulatory Risks

Our segments conduct business in a heavily regulated healthcare industry. Compliance with existing Laws is costly, and changes in Laws or violations of Laws may result in increased costs or sanctions that could reduce our segments’ revenue and profitability.

The healthcare industry is subject to extensive federal and state Laws relating to, among other things:

●	professional licensure;

●	conduct of operations;

●	addition of facilities, equipment and services, including certificates of need;

●	coding and billing related to our services; and

●	payment for services.

Both federal and state government agencies have increased coordinated civil and criminal enforcement efforts related to the healthcare industry. Regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. The Patient Protection and Affordable Care Act, as well as the anticipated attempts to repeal all or portions of those laws by the President and Congress, has also introduced some degree of regulatory uncertainty as the industry does not know how the changes it introduced or changes to it will affect many aspects of the industry. Medicare and Medicaid anti-fraud and abuse laws prohibit certain business practices and relationships related to items and services reimbursable under Medicare, Medicaid and other governmental healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program. Federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare and Medicaid. Our segments have implemented compliance policies to help assure their compliance with these regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require our segments to make changes in their facilities, equipment, personnel, services or the manner in which they conduct our business.

Changes in budgetary priorities of the government entities that fund the services our segments provide could result in our segments’ loss of contracts or a decrease in amounts payable to them under their contracts.

Our segments’ revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies. All of these contracts are subject to legislative appropriations and state or national budget approval. The availability of funding under our segments’ contracts with state governments is dependent in part upon federal funding to states. Changes in Medicaid methodology may further reduce the availability of federal funds to states in which we provide services. Congress is considering converting the Medicaid program to a block grant format or capping the federal contribution to state Medicaid programs to a fixed amount per beneficiary. CMS has the ability to grant waivers to states relative to the parameters of their Medicaid programs. Such changes, individually or in the aggregate could have a material adverse effect on our segment operations.

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

Changes to provider assessment opportunities, the Medicaid programs in states in which our segments operate or in the structure of the federal government’s support for those programs can impact the amount of funds available in the programs our segments support. Our segments cannot make any assurances that these Medicaid changes will not negatively affect the funding under their contracts. As funding under our segments’ contracts is dependent in part upon federal funding, such funding changes could have a significant effect upon our segments’ businesses.

Currently, many of the U.S. states and overseas countries in which our segment operate are facing budgetary shortfalls or changes in budgetary priorities. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue.

Likewise, in many of the overseas countries addressed by WD Services, particularly England, a continued focus following the global financial crisis on austerity measures to reduce national and local budget deficits could lead to further spending cuts or changes to welfare arrangements. This may make availability of funding for outsourcing of such services more difficult to obtain from relevant government departments, which may lead to more challenging terms and conditions including pressure on prices or volumes of services provided.

In the UK, the low unemployment rate has led to a change in the government prioritizing employability services, and a consequent reduction in scale of the Work & Health Programme, the successor program to the Work Programme. While we have the ability to alter a portion of our cost structure to reflect the decreasing volume of these contracts during their term, there may be significant redundancy costs and management time additionally invested to reflect these changes, particularly if programs are discontinued.

Consequently, a significant decline in government expenditures, shift of expenditures or funding away from programs that call for the types of services that we provide, or change in government contracting or funding policies could cause payers to terminate their contracts with our segments or reduce their expenditures under those contracts, either of which could have a negative impact on our segments’ operating results.

In WD Services, we conduct business in several countries, each with its own system of regulation. Compliance with existing regulations is costly, and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenue and profitability.

As of December 31, 2016, our WD Services segment operated in 9 countries outside the U.S. Each of these countries has its own national and municipal laws and regulations, and some countries such as Australia, Germany and Switzerland, have both federal and state regulations. In the UK, certain law making powers are being devolved to Scotland, Wales and Northern Ireland. These laws can differ significantly from country to country. In addition, in Europe, countries (including the UK) are subject to European Union (“EU”) laws and rules. We have implemented compliance policies to help assure our compliance with these laws and regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services or the manner in which we conduct our business.

Our business could be adversely affected by the referendum on the UK’s exit from in the European Union.

On June 23, 2016, the UK held a referendum in which eligible persons voted in favor of a proposal that the UK leave the EU, also known as “Brexit”. The result of the referendum increases political and economic uncertainty in the UK for the foreseeable future, in particular during any period where the terms of any UK exit from the EU are negotiated. In turn, Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future payers and employees, which could have an adverse effect on our financial results, operations and prospects. The impact of Brexit on our business is not yet clear, and will depend on any agreements the UK makes to retain access to EU markets. Such agreements could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. The terms of any UK exit from the EU could generate restriction on the movement of capital and the mobility of personnel. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.

Following the referendum, there was significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to the British pound and other currencies may adversely affect our results of operations as we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

Changes to the regulatory landscape applicable to Matrix could have a material adverse effect on our results of operations and financial condition.

The CHA services industry is primarily regulated by federal and state healthcare Laws and the requirements of participation and reimbursement of the MA Program established by CMS. From time to time, CMS considers changes to regulatory guidelines with respect to prospective CHAs or the risk adjusted payment system applicable to Matrix’s Medicare Advantage plan customers. CMS could adopt new requirements or guidelines that may, for example, increase the costs associated with CHAs, limit the opportunities and settings available to administer CHAs, or otherwise change the risk adjusted payment system in a way that would adversely impact our business. Further, changes in or adoption of new state laws governing the scope of practice of mid-level practitioners, or more restrictive interpretations of such laws, may restrict Matrix’s ability to provide services using nurse practitioners. Any such implementation of additional regulations on the CHA industry by CMS or other regulatory bodies or further regulation of mid-level practitioners could have a material adverse impact on Matrix’s revenues and margins, which could have a material adverse impact on our consolidated results of operations.

Our segments could be subject to actions for false claims or recoupment of funds pursuant to certain audits if they do not comply with government coding and billing rules, which could have a material adverse impact on our segments’ operating results.

If our segments fail to comply with federal and state documentation, coding and billing rules, our segments could be subject to criminal or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could have a material adverse impact on our segments’ operating results. In billing for our segments’ services to third-party payers, our segments must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed or under various state statutes which prohibit the submission of false claims for services covered. Compliance failure could further result in criminal liability under various federal and state criminal or civil statutes. Our segments may be subject to audits conducted by our clients or their proxies that may result in recoupment of funds. In addition, our segments’ clients may be subject to certain audits that may result in recoupment of funds from our clients that may, in turn, implicate our segments’ services. For example, Matrix’s MA plan clients are subject to Risk Adjustment Data Validation audits, which are aimed at validating the accuracy of the materials supporting the HCC (Hierarchical Condition Category) codes submitted by MA plans for payment. Our segments’ businesses could be adversely affected in the event such an audit results in negative findings and recoupment from or penalties to their customers.

In WD Services, particularly in Europe, our contracts are subject to stringent claims and invoice processing regimes which vary depending on the customer and nature of the payment mechanism. Under European procurement legislation which has been implemented in each EU member state, any conviction for fraud can result in a ban from participating in public procurement tenders for up to five years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority. This could significantly affect our business given that most of our customers in Europe are governmental organizations. Any such breaches or deficiencies in paperwork associated with billing may also be subject to contractual clawback regimes and penalties, which can be enforced many years after the revenue has been paid by the relevant authority.

While our segments carefully and regularly review their documentation, coding and billing practices, the rules are frequently vague and confusing and they cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge their practices. Such a challenge could result in a material adverse effect on our segments’ financial position and results of operations.

If our segments fail to comply with the federal Anti-Kickback Statute, they could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicaid and Medicare programs, all of which could have a material adverse impact on our segments’ operating results.

The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by a federally funded healthcare program. Any of our segments’ financial relationships with healthcare providers will be potentially implicated by this statute to the extent Medicare or Medicaid referrals are implicated. Violations of the Anti-kickback Statute could result in substantial civil or criminal penalties, including criminal fines of up to $25,000 per violation, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law of up to $50,000 per violation, plus three times the remuneration involved, civil penalties under the False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicaid and Medicare programs. Any such penalties could have a significant negative effect on our segments’ operations. Furthermore, the exclusion, if applied to our segments, could result in significant reductions in our segments’ revenues, which could materially and adversely affect our segments’ businesses, financial condition and results of their operations. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute with similar penalties.

If our segments fail to comply with physician self-referral laws, to the extent applicable to our operations, they could experience a significant loss of reimbursement revenue.

Our segments may be subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship and billing for services provided pursuant to such referrals if any occur. Violation of these federal and state laws and regulations, to the extent applicable to our segments’ operations, may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from Medicaid and Medicare programs. To the extent our segments do maintain such financial relationships with physicians, they rely on certain exceptions to self-referral laws that they believe will be applicable to such arrangements. Any failure to comply with such exceptions could result in the penalties discussed above.

Our WD Services segment operates internationally, which exposes the group to risks of bribery, corruption and collusive tendering practices with respect to public officials and tenders.

As an international business whose customers are largely in the public sector, the WD Services segment generally wins work through public tender processes. Various statutes, such as the UK’s Bribery Act and the Foreign Corrupt Practices Act in the U.S., generally require organizations to prohibit bribery by or for the organization and demand the implementation of systems to counter bribery, including risk management, training and guidance and the maintenance of adequate record-keeping and internal accounting practices. These statutes also, among other things, prohibit us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. In addition, many countries in which we operate have antitrust or competition regulations which, among other things, prohibit collusive tendering or bid-rigging behavior. Policies and procedures we implement to prevent bribery, corruption and anti-competitive conduct may not effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations. Further, WD Services is subject to the European Union’s and other countries’ data security and protection laws and regulations, which may restrict the flow of information, including information about employees or service users, from this segment to the Company in the U.S. In certain instances, informed consent to the data transfer must be given by the affected employee or service user. Compliance with such laws and regulations may make it more difficult for the Company to maintain the records and internal accounting practices necessary to ensure the appropriate operation of our internal controls or to detect corruption or to detect corruption resulting in the need for additional controls or increasing the Company’s costs to maintain appropriate controls. Any breach of bribery, corruption and collusive tendering laws could also expose our operations in Europe to a ban from participating in public procurement tenders for up to 5 years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority.

Our segments are subject to regulations relating to privacy and security of patient and service user information. Failure to comply with privacy and security regulations could result in a material adverse impact on our segments’ operating results.

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

Compliance with state and federal laws and regulations is costly and requires our segment management to expend substantial time and resources which could negatively impact our segments’ results of operations. Further, the HIPAA regulations and state privacy laws expose our segments to increased regulatory risk, as the penalties associated with a failure to comply or with information security breaches, even if unintentional, could have a material adverse effect on our segments’ results of operations.

Our WD Services segment has operations in many countries in Europe, and internationally, and these operations have access to significant amounts of sensitive personal information about individuals. In Europe, these operations are subject to European and national data privacy legislation which imposes significant obligations on data processors and controllers with respect to such personal information. Similar regimes exist in other WD Service jurisdictions such as Australia, Canada and South Korea. Some countries, such as Spain, France and Germany, have particularly strong privacy laws which impose even greater obligations on people handling personal information. There are amendments which will come into effect with respect to European data privacy legislation which will significantly increase the fines for any breaches. In addition to fining powers, information privacy regulators in Europe have significant powers to require organizations that breach regulations to put in place measures to ensure that such breaches do not occur again, and require businesses to stop processing personal information until the required measures are in place. Such orders could significantly impact our business given that we are required to handle personal information as part of our service delivery model.

As government contractors, our segments are subject to an increased risk of litigation and other legal actions and liabilities.

As government contractors, our segments are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities that are not as frequently experienced by companies that do not provide government sponsored services. Companies providing government sponsored services can also become involved in public inquiries which can lead to negative media speculation or potential cancellation or termination of contracts. In WD Services in Europe, European procurement regulations in force in each European Union member state require public procurement authorities to impose a ban from participating in public procurement tenders for up to five years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority, where companies are found guilty of fraud or certain other criminal offenses. Authorities can also exercise their discretion to blacklist companies for up to two years where they believe they have been involved in acts of gross misconduct or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority. The occurrence of any of these actions, regardless of the outcome, could disrupt our operations and result in increased costs, and could limit our ability to obtain additional contracts in other jurisdictions. Further, government tenders in European Union jurisdictions and other countries can be subject to challenge where the procurer has not followed the correct processes, or where they seek to make material amendments to contracts after award. Consequently, it can be very difficult to convince government customers to amend their contracts, even where circumstances have changed significantly, because they are concerned that if challenged they may have to re-procure the entire service. This can pose significant risks in terms of cost management and profitability

Our segments’ businesses could be adversely affected by future legislative changes that hinder or reverse the privatization of non-emergency transportation services or workforce development services.

The market for certain of our segments’ services depends largely on government sponsored programs. These programs can be modified or amended at any time. Moreover, part of our growth strategy includes aggressively pursuing opportunities created by government initiatives to privatize the delivery of non-emergency transportation services and workforce development services. However, there are opponents to the privatization of these services and, as a result, future privatization is uncertain. If additional privatization initiatives are not proposed or enacted, or if previously enacted privatization initiatives are challenged, repealed or invalidated, there could be a material adverse impact on our segments’ operating results.

Our segments’ businesses are subject to licensing regulations and other regulatory provisions, including provisions governing surveys and audits. Changes to, or violations of, these regulations could negatively impact our segments’ revenues.

In many of the locations where our segments operate, they are required by local laws (both U.S. and foreign) to obtain and maintain licenses. The applicable state and local licensing requirements govern the services our segments provide, the credentials of staff, record keeping, treatment planning, client monitoring and supervision of staff. The failure to maintain these licenses or the loss of a license could have a material adverse impact on our segments’ businesses and could prevent them from providing services to clients in a given jurisdiction. Most of our segments’ contracts are subject to surveys or audit by their payers or their clients. Our segments are also subject to regulations that restrict their ability to contract directly with a government agency in certain situations. Such restrictions could affect our segments’ ability to contract with certain payers and clients, and could have a material adverse impact on our segments’ results of operations.

Our segments’ contracts are subject to audit and modification by the payers with whom our segments contract, at their sole discretion.

Our segments’ businesses depend on their ability to successfully perform under various government funded contracts. Under the terms of these contracts, payers, government agencies or their proxy contractors can review our segments’ compliance or performance, as well as our segments’ records and general business practices at any time, and may, in their discretion:

●	suspend or prevent our segments from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;
●	terminate or modify our segments’ existing contracts;
●	reduce the amount our segments are paid under our existing contracts; or
●	audit and object to our segments’ contract related fees.

Any increase in the number or scope of audits could increase our segments’ expenses, and the audit process may disrupt the day-to-day operations of our segments’ businesses and distract their management. If payers have significant audit findings, or if they make material modifications to our segments’ contracts, it could have a material adverse impact on our segments’ results of operations.

Contract profitability may decline due to actions by governmental agencies.

WD Services’ operating costs and profitability may be significantly impacted by actions required by a government agency, such as the availability of information systems maintained by the government to streamline enrollment into our service programs. In addition, certain contracts may require that we hire former government employees, in relation to offering our service programs. Lastly, revenue under certain contracts may be adjusted prospectively if client volumes are below expectations or client profiles change materially, which may also lead to cost or productivity changes. If the Company is unable to adjust its costs accordingly, profitability is negatively impacted.

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

We are subject to income taxation in both the U.S. and numerous jurisdictions abroad. Significant judgment and estimation is required in determining our provision for income taxes and related matters. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determinations are uncertain or otherwise subject to interpretation. Our determination of our income tax liability is always subject to review by applicable tax authorities, and we have been audited by various jurisdictions in prior years. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from the estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have an adverse effect on our financial condition and the results of our operations.

Risks Related to Our Indebtedness

Restrictive covenants in our Credit Agreement may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The terms contained in the agreements that govern certain of our indebtedness, including our Amended and Restated Credit and Guaranty Agreement (as amended, supplemented, or modified, the “Credit Agreement”), and the agreements that govern any future indebtedness of ours, may include a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our best interest. These agreements, among other things, limit our ability to:

●	incur additional debt;
●	provide guarantees in respect of obligations of other persons;
●	issue redeemable stock and preferred stock;
●	pay dividends or distributions or redeem or repurchase capital stock;
●	make loans, investments and capital expenditures;
●	enter into transactions with affiliates;
●	create or incur liens;
●	make distributions from our subsidiaries;
●	sell assets and capital stock of our subsidiaries;
●	make acquisitions; and
●	consolidate or merge with or into, or sell substantially all of our assets to, another person.

A breach of the covenants or restrictions could result in a default under the applicable agreements that govern our indebtedness. Such default may preclude us from drawing from our senior secured credit facility (the “Credit Facility”) or allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

We may incur substantial additional indebtedness in the future, which could impair our financial condition.

We may incur substantial additional indebtedness in the future to fund activities including but not limited to share repurchases, acquisitions, cash dividends and business expansion. Any existing and future indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of such indebtedness. Future substantial indebtedness could have other important consequences on our business. For example, it could:

●	make it more difficult for us to satisfy our obligations;

●	make it more difficult renew or enter into new contracts with existing and potential future clients;
●	limit our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes;
●	require us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;

●	restrict our ability to dispose of assets and use the proceeds from any such dispositions;
●	restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due;
●	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, as well as in government regulation and to our business;
●

expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates; and

●	make it more difficult to satisfy our financial obligations.

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

Risks Related to Our Common Stock

Our annual operating results and stock price may be volatile or may decline significantly regardless of our operating performance.

             Our annual operating results and the market price for our Common Stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

●	changes in rates or coverage for services by payers;
●

changes in Medicaid, Medicare or other U.S. federal or state rules, regulations, policies or applicable foreign regulations, policies and technical guidance, including UK health, employment and criminal justice legislation and guidance, Saudi Arabian licensing and Saudization rules, as well as other foreign laws applicable to our business;

●	price and volume fluctuations in the overall stock market;
●	market conditions or trends in our industry or the economy as a whole;
●	increased competition in any of our segments, including through insourcing of services by our clients and new entrants to the market;
●	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
●	changes in accounting principles.

             In addition, the stock markets, and in particular the NASDAQ Global Select Market, have experienced considerable price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we become involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

The Company is a holding company and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to fund all of our operations and expenses, to pay dividends or to meet any debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our Common Stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our Common Stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreement governing our Credit Agreement significantly restricts the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Common Stock.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more analysts downgrade our stock or publish misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of March 6, 2017, we had 13,500,436 outstanding shares of Common Stock which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our Common Stock held by or purchased by our affiliates are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

As of March 6, 2017, shares of our convertible preferred stock were convertible into 2,014,538 shares of Common Stock, all of which are subject to registration rights. In addition, as of March 6, 2017, 1,968,360 shares of Common Stock are beneficially owned by entities for which Coliseum Capital Management acts as investment adviser.

In August 2016, we filed a registration statement under the Securities Act to register the shares of Common Stock to be issued under our equity compensation plans and, as a result, all shares of Common Stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2016, there were stock options outstanding to purchase a total of 355,598 shares of our Common Stock and there were 131,540 shares of our Common Stock subject to restricted stock awards. In addition, 2,324,927 shares of our Common Stock are reserved for future issuances.

Future offerings of debt or equity securities that would rank senior to our Common Stock, may adversely affect the market price of our Common Stock.

If, in the future, we decide to issue debt or equity securities that rank senior to our Common Stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Common Stock and may result in dilution to owners of our Common Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Common Stock will bear the risk of our future offerings reducing the market price of our Common Stock and diluting the value of their stock holdings in us.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We are subject to the reporting and corporate governance requirements, under the listing standards of the NASDAQ Global Select Market (“NASDAQ”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight resulting in increased operating costs. These requirements also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our Board of Directors (“Board”) and its committees and institute more comprehensive compliance and investor relations functions.

Anti-takeover provisions in our second amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our Common Stock.

Our second amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Such provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our Common Stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Common Stock if the provisions are viewed as discouraging takeover attempts in the future. Our second amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not expect to pay dividends on our Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We currently do not expect to declare and pay dividends on our Common Stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your Common Stock for the foreseeable future and the success of an investment in shares of our Common Stock will depend upon any future appreciation in their value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our holding company principal executive offices are located in Stamford, Connecticut, and we lease additional office space in Tucson, Arizona. On December 30, 2016, we sold the building in which our Tucson office space is located to a third party. As of March 6, 2017, NET Services leases space in approximately 40 locations, WD Services leases space in approximately 250 locations, and Matrix leases space in three locations. The lease terms vary and we believe are generally at market rates. We believe that our properties are adequate for our current business needs, and believe that we can obtain adequate space, if needed, to meet our foreseeable business needs.

Item 3. Legal Proceedings.

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware, (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL. The complaint named Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum Capital Management”) as defendants, and the Company as a nominal defendant. The complaint purported to allege that the dividend rate increase term originally in the Company’s outstanding convertible preferred stock was an impermissibly coercive measure that impaired the voting rights of the Company’s stockholders in connection with the vote on the removal of certain voting and conversion caps previously applicable to the preferred stock (the “Caps”), and that the Individual Defendants breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s preferred stock, and by failing to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint also purported to allege derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and standby agreement with Coliseum Capital Management, and granting Coliseum Capital Management certain stock options. The complaint further alleged that Coliseum Capital Management aided and abetted the Individual Defendants in breaching their fiduciary duties. The complaint sought, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, corporate governance reforms, unspecified damages and other relief.

On August 31, 2015, after arms’ length negotiations, the parties reached an agreement in principle and executed a Memorandum of Understanding (“MOU”) providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The MOU stated that the Defendants had entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (the “2015 Proxy Statement”), Coliseum Capital Management and certain of its affiliates and the Company entered into an amendment to that certain Series A Preferred Stock Exchange Agreement, by and among Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Blackwell Partners, LLC, and The Providence Service Corporation dated as of February 11, 2015 described in the 2015 Proxy Statement, and the Board agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the preferred stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a supplement to the 2015 Proxy Statement. On September 16, 2015, Providence stockholders approved the removal of the Caps. The Company provided notice of the proposed partial settlement to Providence’s shareholders by December 11, 2015. At a hearing on February 9, 2016, the court denied approval of the settlement. The Court indicated that plaintiff’s counsel could petition the Court for a mootness fee, and that defendants would have the opportunity to oppose any such application.

On January 12, 2016, the plaintiff filed a verified amended class action and derivative complaint (the “first amended complaint”). In addition to the defendants named in the earlier complaint, the first amended complaint named David Shackelton, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC, Coliseum Capital Co-Invest, L.P. (collectively, and together with Coliseum Capital Management, LLC, “Coliseum”) and RBC Capital Markets, LLC (“RBC Capital Markets”) as additional defendants. The first amended complaint purported to allege direct and derivative claims for breach of fiduciary duty against some or all of the Individual Defendants and David Shackelton (collectively, the “Amended Individual Defendants”) regarding the approval of the subordinated note, the rights offering, the standby agreement with Coliseum Capital Management, and the grant to Coliseum Capital Management of certain stock options. The first amended complaint also purported to allege an additional derivative claim for unjust enrichment against Coliseum and further alleged that Coliseum and RBC Capital Markets aided and abetted the Amended Individual Defendants in breaching their fiduciary duties. The first amended complaint sought, among other things, revision or rescission of the terms of the subordinated note and preferred stock, corporate governance reforms, unspecified damages and other relief.

On May 6, 2016, the plaintiff filed a verified second amended class action and derivative complaint (the “second amended complaint”). In addition to the defendants named in the earlier complaint, the second amended complaint named Paul Hastings LLP (“Paul Hastings”) and Bank of America, N.A. (“BofA”) as additional defendants. In addition to previously asserted claims, the second amended complaint purported to assert direct and derivative claims for breach of fiduciary duties against Coliseum Capital Management, in its capacity as the controlling stockholder of the Company, in connection with the subordinated note, the Company’s rights offering of preferred stock and the standby purchase agreement with Coliseum Capital Management (the “Financing Transactions”). The second amended complaint also alleged that Paul Hastings breached their fiduciary duties as counsel to the Company in connection with the Financing Transactions and that BofA and Paul Hastings aided and abetted certain of the Amended Individual Defendants in breaching their fiduciary duties in connection with the Financing Transactions. The second amended complaint sought, among other things, revision or rescission of the terms of the subordinated note and preferred stock, corporate governance reforms, disgorgement of fees paid to RBC Capital Markets, Paul Hastings and BofA for work relating to the Financing Transactions, unspecified damages and other relief.

On May 20, 2016, the Court granted a six-month stay of the proceeding from the date of such order to allow a special litigation committee, created by the Board, sufficient time to investigate, review and evaluate the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. On October 10, 2016, the Court granted an extension of the stay of the proceeding from November 20, 2016 until January 20, 2017, to allow the special litigation committee additional time to complete its investigation and review, and to determine the Company’s response thereto. On January 20, 2017, the special litigation committee advised the court that the parties to the litigation and the special litigation committee had reached an agreement in principle to settle all of the claims in the litigation. The parties are working to finalize and document the settlement, which will then be presented to the Court for approval.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our common stock

Our Common Stock, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our Common Stock. As of March 6, 2017, there were 20 holders of record of our Common Stock. The following table sets forth the high and low sales prices per share of our Common Stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2016
Fourth Quarter	$49.97	$34.89
Third Quarter	$50.30	$43.01
Second Quarter	$53.38	$43.77
First Quarter	$55.28	$42.03

2015
Fourth Quarter	$56.92	$41.80
Third Quarter	$53.49	$39.08
Second Quarter	$55.99	$40.52
First Quarter	$53.60	$36.03

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, NASDAQ Health Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2011.

Dividends

We have not paid any cash dividends on our Common Stock and currently do not expect to pay dividends on our Common Stock.  In addition, our ability to pay dividends on our Common Stock is limited by the terms of our Credit Agreement and our Preferred Stock.  The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt or equity instruments, and changes in federal tax policies, if any.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under Program (2) (in thousands)

Fourth quarter:
October 1, 2016 to October 31, 2016	101,224	$47.17	101,224	$6,991
November 1, 2016 to November 30, 2016 (3)	1,500	$37.75	-	$100,000
December 1, 2016 to December 31, 2016 (4)	330,659	$37.63	328,843	$87,616
Total	433,383	$39.86	430,067

(1)

Includes (i) shares that were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock awards; (ii) shares that were acquired through open market trades by the Company’s Chief Executive Officer (“CEO”); (iii) the repurchase of shares under the repurchase program authorized by the Board on November 4, 2015; and (iv) the repurchase of shares under the repurchase program authorized by the Board on October 26, 2016. For more information on these repurchases, see Note 12, Stockholders’ Equity, to our consolidated financial statements.

(2)

On November 4, 2015, our Board authorized the Company to engage in a repurchase program to repurchase up to $70.0 million in aggregate value of the Company’s Common Stock during the twelve-month period following November 4, 2015. This plan terminated on November 3, 2016. A total of 1,360,249 shares were purchased through this plan for $63.0 million, including commission payments.

On October 26, 2016, our Board authorized a new repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s Common Stock during the twelve-month period following October 26, 2016. As of December 31, 2016, a total of 328,843 shares were purchased through this plan for $12.4 million, including commission payments. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources”.

(3)	Includes open market purchase by the CEO of 1,500 shares at an average price paid per share of $37.75 as disclosed in Mr. Lindstrom’s Form 4 filed with the SEC on November 23, 2016.

(4)	Includes open market purchase by the CEO of 1,500 shares at an average price paid per share of $36.47 as disclosed in Mr. Lindstrom’s Form 4 filed with the SEC on December 2, 2016.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	355,598	$33.48	2,324,927
Equity compensation plans not approved by security holders	—	—	—
Total	355,598	$33.48	2,324,927

(1)

The number of shares shown in column (b) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the 2006 Long-Term Incentive Plan, as amended.

Item 6.	Selected Financial Data.

We have derived the following selected financial data from the consolidated financial statements and related notes. The information set forth below is not necessarily indicative of future results. This information should be read in conjunction with our consolidated financial statements and the related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all of which are included elsewhere in this report.

	Year Ended December 31,
	2016 (1)(2)(3)(4)(5)(8)	2015 (1)(3)(4)(5)(8)	2014 (1)(3)(4)(6)(7)	2013 (1)(3)(8)	2012 (1)(3)(8)
	(dollars and shares in thousands, except per share data)
Statement of operations data:
Service revenue, net	$1,578,889	$1,478,010	$1,092,880	$798,766	$777,010
Total operating expenses	1,570,272	1,476,138	1,049,893	771,590	771,365
Operating income	8,617	1,872	42,987	27,176	5,645
Other expenses	10,495	11,966	10,187	7,446	7,513
Income (loss) from continuing operations, before income taxes	(1,878)	(10,094)	32,800	19,730	(1,868)
Provision for income taxes	17,036	14,583	8,289	6,625	494
Income (loss) from continuing operations, net of tax	(18,914)	(24,677)	24,511	13,105	(2,362)
Discontinued operations, net of tax	108,760	107,871	(4,236)	6,333	10,844
Net income	89,846	83,194	20,275	19,438	8,482
Net loss attributable to noncontrolling interests	2,082	502	-	-	-
Net income attributable to Providence	$91,928	$83,696	$20,275	$19,438	$8,482

Diluted earnings per common share:
Continuing operations	$(1.45)	$(1.83)	$1.63	$0.95	$(0.18)
Discontinued operations	6.52	6.09	(0.28)	0.46	0.82
Total	$5.07	$4.26	$1.35	$1.41	$0.64

Weighted-average number of common shares outstanding:
Diluted	14,667	15,961	15,019	13,810	13,225

	As of December 31,
	2016 (1)(2)	2015 (3)	2014 (6)(7)	2013	2012
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$72,262	$79,756	$121,538	$75,156	$26,250
Total assets	694,394	1,050,202	1,168,934	425,954	391,737
Long-term obligations, including current
portion	3,611	300,071	574,613	123,500	130,000
Other liabilities	315,543	382,423	372,907	151,817	143,050
Convertible preferred stock	77,565	77,576	-	-	-
Total stockholders' equity	297,675	290,132	221,414	150,637	118,687

(1)

On October 19, 2016, we completed the Matrix Transaction. Accordingly, the results of operations and financial condition of our HA Services segment have been presented in discontinued operations for all periods presented. Included in 2016 is a gain on the transaction, net of tax, totaling $109.4 million. Additionally, we recorded $1.8 million in equity in net loss of investee related to our equity method investment in Matrix from the period of October 19, 2016 through December 31, 2016. The investment in Matrix at December 31, 2016 of $157.2 million is included in “Equity investments” in our consolidated balance sheet. In conjunction with the completion of this transaction, we fully repaid the amounts outstanding on our term loans and Credit Facility.

(2)

During the fourth quarter of 2016, WD Services recorded asset impairment charges of $10.0 million, $4.4 million and $5.2 million to its property and equipment, intangible assets and goodwill, respectively, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the UK impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; and the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK.

(3)

On November 1, 2015, we completed the sale of our Human Services segment. Accordingly, the results of operations and financial condition of our Human Services segment have been presented in discontinued operations for all periods presented. Included in 2015 is a gain on the sale of the Human Services segment, net of tax, totaling $100.3 million.

(4)

The Company incurred $20.9 million of accelerated expense in 2015 related to restricted shares and cash placed into escrow at the time of the Ingeus acquisition. The shares and cash were placed into escrow concurrent with the payments of the acquisition consideration paid in 2014 for Ingeus; however, because two sellers of Ingeus remained employees post acquisition, the value of the shares and cash was recognized as compensation expense over the escrow term. Acceleration was triggered in 2015 when the two sellers separated from the Company. In addition, in 2015 and 2014, respectively, the Company incurred $5.9 million and $4.5 million of expense related to the separation of these two employees. Benefits of $2.5 million and $16.1 million associated with the reduction in the fair value of Ingeus contingent consideration are included in general and administrative expenses for 2015 and 2014, respectively. 2016 and 2015 expenses also include $8.5 million and $12.2 million, respectively, of WD Services’ redundancy costs and $2.4 million in Ingeus transaction-related expenses in 2015, whereas 2014 includes $11.8 million in acquisition costs primarily related to the acquisitions of Ingeus and Matrix.

(5)

Equity in net loss of investees, included in “Other expenses” in the table above, primarily relates to our investment in Mission Providence during 2015 and 2016 and Matrix for the period of October 19, 2016 through December 31, 2016. Matrix became an equity investment upon the completion of the Matrix Transaction.

(6)	Two significant acquisitions were completed during 2014. We acquired Ingeus effective May 30, 2014 and we acquired Matrix effective October 23, 2014.

(7)

2014 includes $4.5 million of financing fees that were deferred and fully expensed within interest expense in the fourth quarter of 2014 in relation to bridge financing commitments and $3.0 million of third-party financing fees that are included in general and administrative expense.

(8)

We incurred expense (net of benefit of forfeiture of stock-based compensation) of $0.9 million, $0.7 million, $1.3 million and $1.3 million in 2016, 2015, 2013 and 2012, respectively for severance and retirement payments related to former executive officers and key employees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and other factors that may cause actual results to differ materially from those projected in any forward-looking statements, as discussed in “Disclosure Regarding Forward-Looking Statements”. These risks and uncertainties include but are not limited to those set forth in Item 1A. “Risk Factors”.

Overview of Our Business

       Please refer to Item 1. “Business” of this Form 10-K for a discussion of our services and corporate strategy. The Providence Service Corporation is a holding company which owns interests in subsidiaries and other companies that are primarily engaged in the provision of healthcare and workforce development services. The subsidiaries and other companies in which we hold interests comprise the following segments:

●	NET Services – Nationwide provider of non-emergency medical transportation programs for state governments and managed care organizations.
●	WD Services – Global provider of employment preparation and placement and legal offender rehabilitation services to eligible participants of government sponsored programs.
●

Matrix Investment – Minority interest in nationwide provider of in-home care optimization and management solutions, including CHAs, to members of managed care organizations, accounted for as an equity method investment.

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends such as healthcare industry and demographic dynamics in the U.S. and international government outsourcing and employment dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

●	an aging population, which will increase demand for healthcare services;
●

a movement towards value-based care models, versus FFS models, and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;

●	increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement;
●	technological advancements, which may be utilized by us to improve service and lower costs and by others, which may increase industry competitiveness;
●

changes in UK government policy, such as decreased volumes in future welfare-to-work programs, specifically through the UK’s Work and Health Programme, which will have a reduced scope and reduced funding compared with the prior programs;

●	the results of the referendum on the UK’s exit from the EU and related political and economic uncertainty in the UK; and
●

the U.S. federal government's expressed intent to repeal the ACA and replace such law with an alternative proposal. The details of both the extent of the provisions that may be repealed as well as the details of any potential replacement legislation are uncertain at this time. Enactment of adverse legislation, regulation or agency guidance, may eliminate or reduce the demand for our business, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments.

Historically, our segments have grown through organic expansion into new markets and service lines, organic expansion within existing markets and service lines, increases in the number of members served under contracts we have been awarded, the securing of new contracts and acquisitions. We continue to selectively identify and pursue the acquisition of attractive businesses that are complementary to our business strategies. In addition, as demonstrated in 2016 with the Matrix Transaction and in 2015 with the Human Services Sale, we also may enter into strategic partnerships or dispose of current or future investments, based on a variety of factors, including availability of alternative opportunities to deploy capital or otherwise maximize shareholder value as well as other strategic considerations.

Revenues and Expenses

NET Services

NET Services primarily contracts with state Medicaid agencies and managed care organizations for the coordination of their members’ non-emergency transportation needs. Most contracts are capitated, which means we are paid on a per-member, per-month basis for each eligible member. For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we remit payment to the transportation providers. However, for certain contracts, we only provide management services, and do not contract with transportation providers for the actual transportation.

WD Services

WD Services primarily provides workforce development and offender rehabilitation services on a global basis that include employment preparation and placement, apprenticeship and training, youth community service programs and certain health-related services to clients on behalf of governmental and private entities. Populations served by WD Services are broad and include both recently and long-term unemployed, disabled, and individuals seeking new skills, as well as individuals that are coping with medical illnesses, are newly graduated from educational institutions, and those that have been released from incarceration. We contract primarily with national and regional government entities that seek to reduce the unemployment and recidivism rates.

The revenue earned by WD Services under its contracts is often derived through a combination of different revenue channels including, but not limited to, fees contingent upon: (1) the volume of WD end-users referred to or admitted into a specific program, (2) the achievement of defined outcomes for specific individuals, such as a job placement or continued employment, and (3) the achievement of defined outcomes for a population of individuals over a specific time period, such as aggregate employment or recidivism rates. The relative contributions of different revenue channels under a specific contract can fluctuate meaningfully over the life of a contract and thus contribute to significant earnings volatility. In particular, revenue recognition related to our NCS youth programs can be particularly volatile due to the nature of the payment cycle and services provided. WD Services also earns revenue under fixed FFS arrangements, based upon contractual rates established at the outset of the applicable contract year, although the rate may be prospectively adjusted during the contract year based upon actual volumes. Volume levels are typically not guaranteed under contracts.   We bill according to contractual terms, typically after proof of services have been demonstrated, although certain contracts allow for ratable billings based upon expected levels of services, and require reconciliation at the conclusion of the contract year.

As described above, when WD Services enters into new markets and service lines, it often experiences significant costs, which are expensed as incurred, whereas revenue may not be realized until a later date. As a result, WD Services experiences significant variability in its financial results and we therefore believe the results of WD Services are best viewed over a multi-year period.

Classification of Operating Expenses

Our “Service expense” line item includes the majority of the operating expenses of NET Services and WD Services as well as of our captive insurance company, with the exception of certain costs which are classified as “General and administrative expense”. Service expense also excludes asset impairment charges and depreciation and amortization expenses. In the discussion below, we present the breakdown of service expense by the following major categories: purchased services, payroll and related costs, other operating expenses and stock-based compensation. Purchased services includes the amounts we pay to third-party service providers and are typically dependent upon service volume. Payroll and related costs include all personnel costs of our segments. Other operating expenses include general overhead costs, excluding facilities and related charges, of our segments. Stock-based compensation represents the stock-based compensation expense associated with stock grants to employees of our segments as well as the expense related to restricted stock placed into escrow at the time of the Ingeus acquisition.

Our “General and administrative expense” primarily includes the operating expenses of our corporate office, excluding depreciation and amortization, as well as facilities and related charges of our segments and contingent consideration adjustments, as applicable.

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

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

●	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time the estimate is made; and
●	Changes in the estimate or different estimates that could have been selected may have had a material impact on our financial condition or results of operations.

For more information on each of these policies, see Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements. We discuss information about the nature and rationale for our critical accounting estimates below.

Transportation Accrual

We accrue the cost of transportation expense within NET Services based on request for services and the amount we expect to be billed by transportation providers, as we generally only pay transportation providers for completed trips based upon documentation submitted after services have been provided. The transportation accrual requires significant judgment, as the accrual is based upon contractual rates and mileage estimates, as well as an estimated rate for unknown cancellations, as members may have requested transportation but not notified us of cancellation. Based upon historical experience and contract terms, we estimate the amount of expense incurred for invoices which have not yet been submitted as of period end. Actual expense could be greater or less than the amounts estimated due to changes in member or transportation provider behavior.

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price paid over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and trade names, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ significantly from estimates.

Recoverability of Goodwill and Definite-Lived Intangible Assets

Goodwill. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment annually, or more frequently, if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in the Company’s stock price. Historically, we have performed the annual goodwill impairment test for all reporting units as of December 31 of each year; however, we elected to change this date to October 1 of each year beginning in 2016 in order to better align the timing of the annual impairment testing with the Company’s annual budgeting and forecasting process. We believe that this change in the goodwill impairment testing date is not a material change to the Company’s method of applying an accounting principle. Our evaluation of goodwill for impairment involves a two-step process to identify goodwill impairment and measure the amount of goodwill impairment loss. First, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is considered to be potentially impaired and we proceed to step two of the impairment analysis, in which we determine the amount of any impairment loss by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Periodically, we may choose to forgo the initial qualitative assessment and perform only the quantitative analysis in our annual evaluation.

We estimate the fair value of the Company’s reporting units using either an income approach, a market valuation approach, a transaction valuation approach or a blended approach. The income approach produces an estimated fair value of a reporting unit based on the present value of the cash flows we expect the reporting unit to generate in the future. Estimates included in the discounted cash flow model include the discount rate, which we determine based on adjusting an industry-wide weighted-average cost of capital for size, geography, and company specific risk factors, long-term rates of growth and profitability of our business, working capital effects, planned capital expenditures and a terminal value. The market approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to comparable publicly traded entities in similar lines of business. The transaction valuation approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to publicly available transactional data involving both publicly traded and private entities in similar lines of business. Our significant estimates in both the market and transaction approach include the selected similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and the multiples we apply to revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to estimate the fair value of the reporting unit.

Long-Lived Assets Including Intangibles. In accordance with ASC 360, Property, Plant, and Equipment, we review the carrying value of long-lived assets or groups of assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset or group of assets is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or group of assets or significant declines in the observable market value of an asset or group of assets. The presence or occurrence of those events indicates that an asset or group of assets may be impaired. In those cases, we assess the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, we estimate the fair value of the asset or group of assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets or groups of assets is less than carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value.

The use of different estimates or assumptions in determining the fair value of our goodwill and intangible assets may result in different values for those assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge.

During the fourth quarter of 2016, the Company reviewed WD Services for impairment, as there were several negative factors impacting the segment, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the UK impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK; and a change in senior management at WD Services during the fourth quarter. As a result, the Company performed a quantitative test comparing the fair value of the asset groupings comprising WD Services with their carrying amounts and recorded an asset impairment charge of $10.0 million to property and equipment and $4.4 million to definite-lived customer relationship intangible assets, which is recorded in “Asset impairment charge” on the Company’s consolidated statement of operations. In addition, the Company reviewed the carrying value of goodwill of WD Services, noting the carrying value exceeded the fair value. Therefore, the Company performed the second step of the impairment test, in which the fair value of the reporting unit is allocated to all of the assets and liabilities, on a fair value basis, with any excess representing the implied value of goodwill of the reporting unit. The fair value was determined using an income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth rates and operating margins, working capital requirements and capital expenditures. Based on this analysis, the carrying value of goodwill of the WD Services reporting unit exceeded the implied fair value and the Company recorded an impairment charge of $5.2 million, which is included in “Asset impairment charge” on the Company’s consolidated statement of operations.

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

Reinsurance and Self-Insurance Liabilities

We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona. In addition, we maintain a self-funded health insurance program for U.S. based employees with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims and for a maximum potential claim liability based on member enrollment. We utilize independent actuarial reports to determine the expected losses and in order to record the appropriate entries associated with our reinsurance programs and self-funded health insurance program. We regularly analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our reinsurance and self-funded insurance programs. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Revenue Recognition

NET Services

Capitated contracts. The majority of NET Services revenue is generated under capitated contracts with customers where we assume the responsibility of meeting the covered transportation requirements of a specific geographic population based on per-member per-month fees for the number of members in the customer’s program. Revenue is recognized based on the population served during the period. In some capitated contracts, partial payment is received as a prepayment during the month service is provided. These partial payments may be due back to the customer, or additional payments may be due to the Company, after the contract month, based on a reconciliation of actual utilization and cost compared to the prepayment made.

FFS contracts.  Revenues earned under FFS contracts are based upon contractually established billing rates. Revenues are recognized when the service is provided based upon contractual amounts.

Flat fee contracts. Revenues earned under flat fee contracts are recognized ratably over the covered service period based upon contractually established fees which do not fluctuate with any changes in the membership population who are eligible to receive the transportation services.

For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we remit payment to the transportation providers. However, for certain contracts, we only provide management services, and do not contract with transportation providers for the actual transportation. Under these contracts, the amount of revenue recognized is based upon the management fee earned.

WD Services

WD Services revenues are primarily generated from providing workforce development and offender rehabilitation services which include employment preparation and placement, apprenticeship and training, and certain health related services to clients on behalf of governmental and private entities. While the specific terms vary by contract and country, we primarily receive four types of revenue streams under contracts with government entities: referral/attachment fees, job placement and job outcome fees, sustainment fees and incentive fees. Referral/attachment fees are typically upfront payments that are payable when a client is referred by the contracting government entity or that client enters the program. Job placement fees are typically payable when a client is employed. Job outcome fees are typically payable when a client is employed, and remains employed for a specified period of time. Sustainment fees are typically payable upon certain employment tenure milestones. Incentive fees are generally based upon a calculation that includes a variety of factors and inputs, such as average sustainment rates and client referral rates. Incentive fees vary greatly by contract.

Referral/attachment fee revenue is recognized ratably over the period of service, based upon an estimated period of time general services will be provided (i.e. the person is placed in a job or reaches the maximum time period for the program). The estimated period of time for which services will be rendered is based upon historical data. Job placement, job outcome and sustainment fee revenue is recognized when certain milestones are achieved, and amounts become billable. Incentive fee revenue is generally recognized when fixed and determinable, frequently at the end of the cumulative calculation period, unless contractual terms allow for earned payments on a fixed or ratable basis.

Revenue is also earned under fixed FFS arrangements, based upon contractual rates established at the outset of the contract or the applicable contract year, although the rate may be prospectively adjusted during the contract year based upon actual volumes.  If the Company is unable to adjust its costs accordingly, our profitability may be negatively impacted. Volume levels are typically not guaranteed under contracts.

Deferred Revenue

At times we may receive funding for certain services in advance of services being rendered. These amounts are reflected in the consolidated balance sheets as “Deferred revenue” until the services are rendered.

Stock Based Compensation

Our primary form of employee stock-based compensation is stock option awards and restricted stock awards, including certain awards which vest based upon performance conditions. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. We recognize the fair value, net of estimated forfeitures, as stock-based compensation expense over the remaining term on a straight-line basis. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

     Restructuring, Redundancy and Related Reorganization Costs

We have engaged in employee headcount optimization actions within WD Services which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction. We accrue for severance and other employee separation costs under these actions when it is probable that a liability has been incurred and the amount is reasonably estimable. The amounts used in determining severance accruals are based on an estimate of the salaries and related benefit costs payable under existing plans for the number of employees impacted, but the final determination of the actual employees to be terminated is subject to a customary consultation process. The estimate of costs that will ultimately be paid requires significant judgment and to the extent that actual results or updated results differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such amounts are determined.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines. We operate in two principal business segments: NET Services and WD Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”.

Effective October 19, 2016, we completed the Matrix Transaction resulting in our ownership of a noncontrolling interest in our historical HA Services segment. The HA Services segment results of operations for the periods through October 19, 2016 are separately discussed in the “Discontinued operations, net of tax” section set forth below and are separately discussed in the “Equity in net loss of investees” section set forth below for the subsequent period through December 31, 2016. Additionally, effective November 1, 2015, we completed the sale of our Human Services segment. The Human Services segment results of operations are separately discussed in the “Discontinued operations, net of tax” section set forth below.

Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of the two principal business segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by our corporate division on behalf of the segment. Indirect expenses, including unallocated corporate functions and expenses, such as executive, finance, accounting, human resources, information technology and legal, as well as the results of our captive insurance company (the “Captive”) and elimination entries recorded in consolidation are reflected in “Corporate and Other”.

Year ended December 31, 2016 compared to year ended December 31, 2015

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of income for 2016 and 2015 (in thousands):

	Year ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,578,889	100.0%	1,478,010	100.0%

Operating expenses:
Service expense	1,452,754	92.0%	1,381,154	93.4%
General and administrative expense	69,911	4.4%	70,986	4.8%
Asset impairment charge	21,003	1.3%	-	0.0%
Depreciation and amortization	26,604	1.7%	23,998	1.6%
Total operating expenses	1,570,272	99.5%	1,476,138	99.9%

Operating income	8,617	0.5%	1,872	0.1%

Non-operating expense:
Interest expense, net	1,583	0.1%	1,853	0.1%
Equity in net loss of investees	10,287	0.7%	10,970	0.7%
Gain on foreign currency transactions	(1,375)	-0.1%	(857)	-0.1%
Income (loss) from continuing operations before income taxes	(1,878)	-0.1%	(10,094)	-0.7%
Provision for income taxes	17,036	1.1%	14,583	1.0%
Income (loss) from continuing operations	(18,914)	-1.2%	(24,677)	-1.7%
Discontinued operations, net of tax	108,760	6.9%	107,871	7.3%
Net income	89,846	5.7%	83,194	5.6%
Net loss attributable to noncontrolling interest	2,082	0.1%	502	0.0%
Net income attributable to Providence	91,928	5.8%	83,696	5.7%

Service revenue, net. Consolidated service revenue, net for 2016 increased $100.9 million, or 6.8%, compared to 2015. Revenue for 2016 compared to 2015 includes an increase in revenue of NET Services of $151.3 million, which was partially offset by a decrease in revenue of WD Services of $50.7 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 8.9% in 2016 compared to 2015.

Total operating expenses. Consolidated operating expenses for 2016 increased $94.1 million, or 6.4%, compared to 2015. Operating expenses for 2016 compared to 2015 included an increase in expenses attributable to NET Services of $145.5 million and Corporate and Other of $2.2 million. Partially offsetting these expense increases was a decrease in WD Services’ operating expenses of $53.6 million. Operating expenses include asset impairment charges of $19.6 million at WD Services and $1.4 million at Corporate and Other during 2016.

Operating income. Consolidated operating income for 2016 increased $6.7 million compared to 2015 due to an increase in operating income of NET Services in 2016 as compared to 2015 of $5.9 million and a decrease in the operating loss of WD Services in 2016 as compared to 2015 of $2.9 million, although WD Services’ new offender rehabilitation program incurred an operating loss in 2016 as compared to operating income in 2015. In addition, France continued to experience a significant operating loss in 2016, consistent with 2015. These changes were partially offset by an increase in the operating loss for Corporate and Other of $2.0 million, driven primarily by the asset impairment charge of $1.4 million in 2016.

Interest expense, net. Consolidated interest expense, net for 2016 decreased $0.3 million, or 14.6%, compared to 2015. The decrease is primarily related to the repayment of the related party note during 2015, which was partially offset by higher commitment fees on our Credit Facility for 2016 as compared to 2015.

Equity in net loss of investees. Equity in net loss of investees primarily relates to our investments in Mission Providence and Matrix. Mission Providence, which is part of WD Services, began providing services in July 2015. We record 75% of Mission Providence’s profit or loss in equity in net loss of investees. We began reporting Matrix as an equity investment effective October 19, 2016, upon the completion of the Matrix Transaction, and record 46.8% of Matrix’s profit or loss in net loss of investees. Our equity in net loss of investees related to WD Services and Matrix totaled $8.5 million and $1.8 million, respectively, for 2016. Included in Matrix’s results is interest expense of $2.9 million and transaction related expenses of $6.0 million, which includes $4.0 million of transaction incentive compensation payable to the Matrix management team.

Gain on foreign currency transactions. The foreign currency gains of $1.4 million and $0.9 million for 2016 and 2015, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. We recognized an income tax provision for 2016 and 2015 despite having losses from continuing operations before income taxes. Because of foreign net operating losses (including equity investee losses) for which the future income tax benefit currently cannot be recognized, and non-deductible expenses such as amortization of deferred consideration related to the Ingeus acquisition, the Company recognized estimated taxable income for these years upon which the income tax provision for financial reporting is calculated.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our former Human Services segment and our former HA Services segment, composed entirely of our 100% equity interest in Matrix until the completion of the Matrix Transaction on October 19, 2016. Discontinued operations, net of tax for our Human Services segment was a loss of $5.6 million in 2016 and income of $101.8 million in 2015, respectively. 2016 Human Services results include an accrual of $6.0 million with respect to potential indemnification claims, legal costs of $1.1 million related to these potential claims and transaction related expenses of $0.8 million. Discontinued operations, net of tax for our HA Services segment was income of $114.3 million and $6.1 million for 2016 and 2015, respectively. 2016 HA Services segment results include a gain on disposition, net of tax, of $109.4 million. See Note 21, Discontinued Operations, to our consolidated financial statements for additional information.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interests primarily relates to the minority interest associated with our company servicing the offender rehabilitation contract in our WD Services segment. As this contract is currently experiencing losses, as further discussed below, we have a net loss attributable to noncontrolling interests.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services financial results are as follows for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,234,364	100.0%	1,083,015	100.0%
Service expense	1,133,501	91.8%	991,659	91.6%
General and administrative expense	11,406	0.9%	10,704	1.0%
Depreciation and amortization	12,375	1.0%	9,429	0.9%
Operating income	77,082	6.2%	71,223	6.6%

Service revenue, net. Service revenue, net for NET Services in 2016 increased $151.3 million, or 14.0%, compared to 2015.  The increase related to the impact of new contracts which contributed $76.4 million of revenue in 2016, including contracts in California and Florida, and an increase in revenue associated with existing contracts of $120.4 million due to the net impact of membership and rate changes, partially offset by the loss of certain contracts that resulted in a decrease in revenue of $45.5 million.

Service expense. Service expense is comprised of the following for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	927,965	75.2%	814,632	75.2%
Payroll and related costs	162,000	13.1%	141,669	13.1%
Other operating expenses	42,478	3.4%	34,634	3.2%
Stock-based compensation	1,058	0.1%	724	0.1%
Total service expense	1,133,501	91.8%	991,659	91.6%

Service expense for 2016 increased $141.8 million, or 14.3%, compared to 2015. The increase in service expense was primarily attributable to an increase in purchased transportation services due primarily to higher transportation volume. Purchased services as a percentage of revenue remained constant at 75.2%. Additionally, our payroll and related costs increased for 2016 as compared to 2015 primarily due to the hiring of employees to support new contracts and increased call volume associated with increased utilization, as well as an increase of $1.2 million in expense for the long-term incentive plan for management put into place in the fourth quarter of 2015 and separation related charges for NET Services’ former chief executive officer during 2016 of $0.8 million. Our other operating expenses also increased for 2016 as compared to 2015. The increase was primarily attributable to increased bad debt expense, including $2.1 million of expense related to one specific customer, and costs incurred for external resources used in the design and implementation of NET Services member experience and value enhancement initiatives of $2.0 million. Stock-based compensation increased $0.3 million in 2016 as compared to 2015 primarily due to the expense associated with new stock-based compensation awards granted in 2016 that vested in January 2017.

General and administrative expense. General and administrative expenses in 2016 increased $0.7 million, or 6.6%, as compared to 2015, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense decreased slightly from 1.0% for 2015 to 0.9% for 2016.

Depreciation and amortization expense. Depreciation and amortization expenses increased $2.9 million primarily due to the addition of long-lived assets in our call centers. As a percentage of revenue, depreciation and amortization increased slightly from 0.9% for 2015 to 1.0% for 2016.

WD Services

WD Services financial results are as follows for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	344,403	100.0%	395,059	100.0%

Service expense	320,147	93.0%	393,803	99.7%
General and administrative expense	30,300	8.8%	29,846	7.6%
Asset impairment charge	19,588	5.7%	-	0.0%
Depreciation and amortization	13,824	4.0%	13,776	3.5%
Operating income (loss)	(39,456)	-11.5%	(42,366)	-10.7%

Service revenue, net. Service revenue, net in 2016 decreased $50.7 million, or 12.8%, compared to 2015. Excluding the effects of changes in currency exchange rates, service revenue decreased 5.1% in 2016 compared to 2015, which was primarily related to revenue declines associated with declining referrals and an altered pricing structure under the segment’s primary employability program in the UK and a revised bidding strategy in certain markets. Implemented in late 2015, the overhauled bidding process emphasized the pursuit of only those contracts that meet certain investment criteria, including risk-weighted return on capital thresholds, and involve the provision of services where we believe our experience will allow us to deliver differentiated and improved outcomes for our clients. As a result of this enhanced criteria and a challenging UK outsourcing industry, new contracts have been more infrequent and smaller in nature. The decrease was partially offset by two new contracts in France that began in 2015 and growth of NCS youth programs in 2016. WD Services additionally recognized revenue of $5.4 million for 2016 under its offender rehabilitation program related to the finalization of a contractual adjustment for contract years ended March 31, 2015 and 2016, which partially offset the decline in revenue under this contract for 2016.

Service expense. Service expense is comprised of the following for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	210,293	61.1%	249,130	63.1%
Purchased services	65,363	19.0%	78,498	19.9%
Other operating expenses	44,502	12.9%	45,418	11.5%
Stock-based compensation	(11)	0.0%	20,757	5.3%
Total service expense	320,147	93.0%	393,803	99.7%

Service expense in 2016 decreased $73.7 million, or 18.7%, compared to 2015. Payroll and related costs decreased primarily as a result of the redundancy plans implemented in the fourth quarter of 2015 that were designed to better align headcount with service delivery volumes as well as declining referrals under the segment’s primary employability program in the UK. Partially offsetting these decreases was increased payroll and related costs associated with a significant new offender rehabilitation program that began in 2015 and higher payroll expenses in France associated with new programs implemented in 2015 and 2016. As referenced above, both the segment’s new offender rehabilitation program and operations in France had significant operating losses in 2016. In addition, $8.5 million in termination benefits related to three redundancy plans contributed to losses in 2016. Purchased services decreased in 2016 compared to 2015 primarily as a result of a decline in client referrals under our primary employability program in the UK which required less use of outsourced services. Stock-based compensation decreased $20.8 million in 2016 as compared to 2015 primarily due to expenses totaling $16.1 million related to the settlement of outstanding awards in the fourth quarter of 2015 in relation to the separation of two executives, who were also sellers of Ingeus to Providence, as further described in Note 13, Stock-Based Compensation and Similar Arrangements¸ to our consolidated financial statements.

General and administrative expense. General and administrative expense in 2016 increased $0.5 million compared to 2015. $2.5 million of the increase relates to the impact of the reduction in the fair value of contingent consideration that was recorded in 2015. Offsetting this increase were decreased facility costs of $2.0 million primarily due to the closure of numerous sites in the UK, partially offset by the opening of new sites in France during 2016.

Asset impairment charge. During the fourth quarter of 2016, WD Services recorded asset impairment charges of $10.0 million, $4.4 million and $5.2 million to its property and equipment, intangible assets and goodwill, respectively, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the UK impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; and the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK.

Depreciation and amortization expense. Depreciation and amortization expense for 2016 was flat compared to 2015.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, our captive insurance company, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
	$	$
Service revenue, net (a)	122	(64)

Service expense (a)	(894)	(4,308)
General and administrative expense	28,205	30,436
Asset impairment charge	1,415	-
Depreciation and amortization	405	793
Operating loss	(29,009)	(26,985)

(a)

Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the financial results of our operating segments.

Operating loss. Corporate and Other operating loss in 2016 increased by $2.0 million, or 7.5%, as compared to 2015 primarily due to a $4.5 million decrease in benefits associated with favorable claims experiences on our reinsurance and self-insured programs, an asset impairment charge of $1.4 million in 2016 and a $0.4 million net increase in compensation related expenses. The $0.4 million net increase in compensation expenses in 2016 was primarily due to an increase in short-term incentives and $1.0 million of compensation related to the sale of the Company’s Human Services segment in 2015. Also included in 2016 were $1.6 million of expenses related to a shareholder lawsuit, an increase of $0.8 million from 2015. These increases in expense were partially offset by a decrease in various professional fees of $4.0 million. The Company anticipates continued reductions in multiple Corporate and Other expense categories in 2017.

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of income for 2015 and 2014 (in thousands):

	Year ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,478,010	100.0%	1,092,880	100.0%

Operating expenses:
Service expense	1,381,154	93.4%	988,600	90.5%
General and administrative expense	70,986	4.8%	44,080	4.0%
Depreciation and amortization	23,998	1.6%	17,213	1.6%
Total operating expenses	1,476,138	99.9%	1,049,893	96.1%

Operating income	1,872	0.1%	42,987	3.9%

Non-operating expense:
Interest expense, net	1,853	0.1%	10,224	0.9%
Equity in net loss of investees	10,970	0.7%	-	0.0%
Gain on foreign currency transactions	(857)	-0.1%	(37)	0.0%
Income (loss) from continuing operations before income taxes	(10,094)	-0.7%	32,800	3.0%
Provision for income taxes	14,583	1.0%	8,289	0.8%
Income (loss) from continuing operations	(24,677)	-1.7%	24,511	2.2%
Discontinued operations, net of tax	107,871	7.3%	(4,236)	-0.4%
Net income	83,194	5.6%	20,275	1.9%
Net loss attributable to noncontrolling interest	502	0.0%	-	0.0%
Net income attributable to Providence	83,696	5.7%	20,275	1.9%

Service revenue, net. Consolidated service revenue, net for 2015 increased $385.1 million, or 35.2%, compared to 2014. Revenue for 2015 compared to 2014 includes an increase in revenue attributable to an increase in revenue of WD Services of $186.3 million, as a result of the acquisition of Ingeus on May 30, 2014, and of NET Services of $198.7 million.

Total operating expenses. Consolidated operating expenses for 2015 increased $426.2 million, or 40.6%, compared to 2014. Operating expenses for 2015 compared to 2014 included an increase in expenses attributable to WD Services of $246.2 million, due primarily to the acquisition discussed above, and an increase in expense attributable to NET Services of $195.2 million. Partially offsetting these expense increases was a decrease in Corporate and Other expenses of $15.2 million.

Operating income. Consolidated operating income for 2015 decreased $41.1 million compared to 2014. The decrease was primarily attributable to the decrease in the operating income of WD Services in 2015 as compared to 2014 of $59.9 million. This decrease was partially offset by increased operating income of NET Services of $3.5 million and a decreased operating loss for Corporate and Other of $15.3 million.

Interest expense, net. Consolidated interest expense, net for 2015 decreased $8.4 million compared to 2014. The decrease is primarily related to interest allocated to discontinued operations for the Matrix Transaction, commencing in October 2014, when Matrix was acquired by Providence. The interest allocation is based upon the amount of debt required to be paid off with the proceeds of the Matrix stock subscription transaction.

Equity in net loss of investees. Equity in net loss of investees in 2015 relates to our investment in Mission Providence. Mission Providence began providing services in July 2015 and incurred significant start-up and administrative costs. We record 75% of Mission Providence’s profit or loss.

Gain on foreign currency transactions. The foreign currency gain of $0.9 million and $0.04 million for 2015 and 2014, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate for 2015 exceeded 100%. The effective tax rate exceeded the U.S. federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes, and certain non-deductible expenses, including significant amounts of compensation expense related to two former shareholders of Ingeus who reside in Australia, for which no tax deduction may be claimed. Our effective tax rate for 2014 was 25.3%, due primarily to the reduction in fair value in contingent consideration for the Ingeus acquisition, which is not treated as taxable income.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our Human Services segment and our HA Services segment. Discontinued operations, net of tax for our Human Services segment was income of $101.8 million and a loss of $3.6 million for 2015 and 2014, respectively. 2015 Human Services results include a gain on disposition, net of tax, of $100.3 million. Discontinued operations, net of tax for our HA Services segment was income of $6.1 million and a loss of $0.6 million for 2015 and 2014, respectively. See Note 21, Discontinued Operations, to our consolidated financial statements for additional information.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interests primarily relates to the minority interest associated with our offender rehabilitation contract in WD Services. As this program has experienced losses, as further discussed below, we have a net loss attributable to noncontrolling interests.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services financial results are as follows for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,083,015	100.0%	884,287	100.0%

Service expense	991,659	91.6%	800,454	90.5%
General and administrative expense	10,704	1.0%	8,406	1.0%
Depreciation and amortization	9,429	0.9%	7,698	0.9%
Operating income	71,223	6.6%	67,729	7.7%

Service revenue, net. Services revenue, net for 2015 increased $198.7 million, or 22.5%, compared to 2014. The increase related to the impact of new contracts which contributed $51.3 million of revenue in 2015, including contracts in Maine, Rhode Island, Florida and Ohio, and an increase in revenue associated with existing contracts of $175.7 million due to the net impact of membership and rate changes, partially offset by the loss of certain contracts which resulted in a decrease in revenue of $28.3 million.

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

Service expense for 2015 increased $191.2 million, or 23.9%, compared to 2014. The increase in service expense is primarily attributable to an increase in purchased transportation services due primarily to higher transportation volume. Purchased transportation services as a percentage of revenue increased slightly, primarily as a result of an increase in utilization, including an increase in utilization by Medicaid expansion members as they became more familiar with the availability of transportation services. Additionally, our payroll and related costs increased for 2015 as compared to 2014 due to additional contracts and increased call volume due to the increased utilization. Our other operating expenses also increased in 2015 as compared to 2014 due to volume, although it decreased slightly as a percentage of revenue.

General and administrative expense. General and administrative expenses in 2015 increased $2.3 million, or 27.3%, as compared to 2014, due to increased facility costs resulting from the overall growth of our operations, including the opening of a new call center in Arizona.

Depreciation and amortization expense. Depreciation and amortization expenses increased $1.7 million primarily due to the addition of long-lived assets in our call centers. As a percentage of revenue, depreciation and amortization remained constant at 0.9%.

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

Service revenue, net. Service revenue, net in 2015 increased $186.3 million, or 89.2%, compared to 2014. The increase in 2015 compared to 2014 is primarily related to the inclusion of Ingeus since May 30, 2014, as Ingeus contributed $367.4 million in 2015 compared to $179.3 million in 2014. Additionally, WD Services experienced revenue growth due to a significant new offender rehabilitation program which began in 2015, offset by revenue declines associated with declining referrals and reduced unit pricing under its primary employability program in the UK. Assuming Ingeus was acquired on January 1, 2014, WD Services revenue in 2014 would have been $361.2 million on a pro forma basis.

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

Service expense in 2015 increased $208.9 million, or 113.0%, compared to 2014. The increase in 2015 compared to 2014 is primarily related to the Ingeus acquisition. Payroll and related costs increased primarily as a result of new headcount for a new offender rehabilitation program. Generally, under new contracts, headcount costs increase as new employees are hired and trained prior to significant revenue being earned, resulting in an increase in payroll and related costs as a percentage of revenue. Payroll and related costs for the year ended December 31, 2015 include $12.2 million in termination benefits primarily related to two redundancy plans designed to better align headcount with service delivery volumes. Additionally, on October 15, 2015, we entered into Settlement Deeds whereby two Ingeus executives’ (who were also selling shareholders of Ingeus) employment agreements were terminated by mutual agreement. The termination of the employees’ employment agreements resulted in $4.8 million of accelerated compensation expense and $16.1 million in accelerated stock-based compensation from restricted shares and cash placed into escrow in 2014, in conjunction with the payment of acquisition consideration of Ingeus. These amounts would otherwise have been recognized over the four year vesting period, which was scheduled to end in May 2018. In addition, in 2015 and 2014, respectively, we incurred $5.9 million and $4.5 million of related compensation and stock-based compensation expense prior to termination. WD Services also incurred $2.4 million in other costs associated with the separation with these two employees which is included in other operating expenses in the table above.

General and administrative expense. General and administrative expense in 2015 increased $31.9 million compared to 2014. $13.6 million of the increase relates to the impact of the reduction in the fair value of contingent consideration, as the reduction recorded in 2015 was $2.5 million as compared to the reduction in 2014 of $16.1 million. The fair value of the contingent consideration was zero at December 31, 2015. Additionally, facility costs increased $18.3 million, to $32.3 million in 2015 from $14.0 million in 2014 primarily due to the Ingeus acquisition, as well as growth associated with our new programs.

Depreciation and amortization expense. Depreciation and amortization expense for 2015 increased $5.4 million compared to 2014, principally attributable to the full year of activity in 2015 for Ingeus.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, our captive insurance company, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
	$	$
Service revenue, net (a)	(64)	(170)

Service expense (a)	(4,308)	3,227
General and administrative expense	30,436	37,746
Depreciation and amortization	793	1,109
Operating loss	(26,985)	(42,252)

(a)

Negative amounts are present for this line item due to elimination entries that are included in Corporate and Other. Offsetting amounts are reflected in the financial results of our operating segments.

Operating loss. Corporate and Other operating loss in 2015 decreased by $15.3 million as compared to 2014, due primarily to decreased expenses. Service expense for 2015 decreased $7.5 million as compared to 2014 due to favorable claims history in 2015 for our self-insurance and reinsurance programs, as well as a decrease in certain payroll and related costs of $3.8 million primarily due to positions eliminated in 2014.

General and administrative expenses in 2015 decreased $7.3 million, or 19.4%, compared to 2014. The decrease was primarily related to a decrease in acquisition costs of $11.2 million, which were incurred in relation to the acquisitions of Ingeus and Matrix. Additionally, the year ended December 31, 2014 included $3.0 million in financing fees associated with the debt refinancing completed in October 2014. Offsetting these decreases in expenses were increased legal fees in 2015 as compared to 2014, of which $0.8 million related to legal fees associated with a putative stockholder class action derivative complaint. Additional increases in general and administrative expenses related to additional accounting and compliance related fees, recruiting, professional fees and payroll related costs of $5.2 million due primarily to increased costs to integrate Ingeus and Matrix into our internal controls program as well as increased audit costs related to the new companies acquired. We also incurred expense attributable to stock award modifications in the amount of $0.7 million related to a separation agreement with a former chief executive officer and incurred an increase in cash settled stock-based compensation expense of $0.9 million. In addition, in 2015 we incurred $1.4 million in general and administrative expense related to a new stock-based long-term incentive plan designed to provide long-term performance based awards to certain executive officers of Providence.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors, uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer and winter seasons. Due to higher demand in the summer months, lower demand during the winter, and a primarily fixed revenue stream based on a per-member, per-month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter. WD Services is impacted by both the timing of commencement and expiration of major contracts. Under many of WD Services’ contracts, we invest significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally incur these costs prior to commencing services and receiving payments. This results in significant variability in financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts will be structured in a similar fashion. In addition, under the majority of WD Services’ contracts, the Company relies on its customers, which include government agencies, to provide referrals, for whom the Company can provide services and earn revenue. The timing and magnitude of referrals can fluctuate significantly, leading to volatility in revenue. The Matrix Investment experiences quarterly volatility in earnings due to uneven demand for services, and historically, with the exception of the year ended December 31, 2015, has experienced higher volumes in the second half of the calendar year.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs, including workforce restructuring costs. In addition, in order to ensure operational optimization, we periodically perform reviews of our operations and service delivery infrastructure. These reviews may result in the identification of actions or measures which are expected to have long-term benefits, but which could result in short-term capital requirements for restructuring, capital expenditures or implementation costs. In 2016, we launched a strategic initiative to enhance member satisfaction and drive greater operational efficiencies in NET Services. The implementation of the initiative is expected to be substantially completed by the end of 2017. Additionally, in 2016, in order to build upon WD Services’ leadership position in the UK employment services industry, enhance client satisfaction and drive greater operational efficiencies, WD Services launched the Ingeus Futures program which includes organizational restructuring, the development and deployment of new processes and technologies, and increased business development resources. The implementation of the initiative is expected to be substantially completed during 2017. We expect to meet any cash requirements through available cash on hand, cash generated from our operating segments, and borrowing capacity under our Credit Facility.

Cash flow from investing activities was our primary source of cash during 2016 due to the completion of the Matrix Transaction in October 2016. Our balance of cash and cash equivalents was $72.3 million and $79.8 million at December 31, 2016 and 2015, respectively, including $21.4 million and $37.5 million held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries. Cash included in current assets of discontinued operations held for sale totaled $5.0 at December 31, 2015.

We had restricted cash of $14.1 million and $20.1 million at December 31, 2016 and 2015, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. At December 31, 2016 and 2015, our total debt under our Credit Facility was $0 and $305.0 million, respectively.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions. We may also raise debt financing to fund future repurchases of our common stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

The cash flow statement for all periods presented includes both continuing and discontinued operations.

Year ended December 31, 2016

Cash flows

Operating activities. We generated net cash flows from operating activities of $41.5 million for 2016. These cash flows included net income of $89.8 million, which includes a non-cash net of tax gain on the Matrix Transaction of $109.4 million. In addition, non-cash items include $26.0 million of amortization expense, $21.7 million of depreciation expense, $21.0 million in asset impairment charges, $5.1 million in stock-based compensation expense and $10.3 million of equity in net loss of investees. In addition, we made income tax payments of $30.2 million in relation to the sale of our Human Services segment, which was partially offset by $8.2 million received from the purchaser of the Human Services segment to reimburse us for a portion of these taxes. Significant non-cash activity from our discontinued operations included $17.5 million of amortization and $3.7 million of depreciation. Changes in working capital items include the following significant items:

●

$19.3 million use of cash due to the increase in accounts receivable, the majority of which is due to an increase in NET Services’ accounts receivable of $15.2 million. This increase was primarily related to increases in amounts owed under capitated reconciliation contracts, whereby funds are received after a final reconciliation of the number of members served, as well as increases in receivables for FFS and administrative services only contracts. These increases were partially offset by decreased receivables for two customers with significant amounts due to us as of the end of the prior year. Additionally, the accounts receivable of our former HA Services segment, reported as a discontinued operation, increased $3.1 million from December 31, 2015 to the time of the Matrix Transaction, which is reported as a use of cash from operations in the statement of cash flows.

●

$33.4 million source of cash due to the increase in accounts payable and accrued expenses primarily related to accrued NET Services contract payments, increased compensation accruals and accruals for legal fees and estimated settlements. These increases were partially offset by $8.6 million paid during 2016 for WD Services’ redundancy costs. Additionally, the accounts payable and accrued expenses of our former HA Services segment, increased $10.6 million from December 31, 2015 to the time of the Matrix Transaction, which is reported as a use of cash from operations in the statement of cash flows.

●	$8.7 million source of cash due to the increase in accrued transportation costs of NET Services resulting from an increase in trip volume in 2016 over 2015.

Investing activities. Net cash generated by investing activities totaled $323.9 million for 2016. The Matrix Transaction resulted in cash proceeds from investing activities of $371.6 million. $32.0 million of cash was used by our continuing operations to purchase property and equipment primarily related to information technology purchases to support service delivery efficiencies and the growth of our operating segments. Purchases of property and equipment by our discontinued operations totaled $9.2 million. We also used $8.0 million to fund our equity investment in Mission Providence and $5.7 million to fund our equity investment in Matrix.

Financing activities. Net cash used in financing activities totaled $376.5 million for 2016. During 2016, we repaid a net amount of $19.7 million under our Credit Facility and repaid our term loans in the amount of $285.3 million primarily with the use of a portion of our proceeds from the Matrix Transaction. Additionally, cash paid for common stock repurchases pursuant to our $70.0 million stock repurchase program, which terminated on November 3, 2016, totaled $57.9 million, and cash paid for common stock repurchases pursuant to our $100.0 million stock repurchase program, which commenced on October 26, 2016, totaled $12.4 million. We paid convertible preferred stock dividends of $4.4 million and received cash proceeds from the exercise of employee stock option totaling $4.1 million.

Effect of exchange rate changes on cash.  There was a negative effect on cash of $1.4 million for 2016 which resulted primarily from the decline in the value of the British pound, as compared to the U.S. dollar. The June 23, 2016 announcement of the passage of the referendum advising for the exit of the UK from the EU adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar.

Year ended December 31, 2015

Cash flows

      Operating activities. We generated net cash flows from operating activities of $13.2 million for 2015. These cash flows included net income of $83.2 million, which includes a non-cash net of tax gain on sale of our Human Services segment of $100.3 million. In addition, non-cash items include, $38.1 million of amortization expense, $26.6 million in stock-based compensation expense, $20.2 million of depreciation expense, and $11.0 million of equity in net loss of investees. Significant non-cash activity from our discontinued operations included $5.7 million of depreciation, $28.6 million of amortization, and $1.6 million of asset impairment charges. Changes in working capital items, include the following significant items:

●

$86.6 million use of cash due to the increase in accounts receivable, the majority of which is due to an increase in NET Services’ accounts receivable of $48.0 million due primarily to timing, as two significant customer balances increased at year-end, but were subsequently collected as of February 2016. In addition, $16.2 million of the increase in NET Services’ accounts receivable is due to amounts owed under capitated reconciliation contracts, whereby funds are received after a final reconciliation of the number of members served. Additionally, WD Services accounts receivable increased $20.4 million due to additional revenue contracts in place during 2015 as compared to 2014. The accounts receivable of our former Human Services segment, a discontinued operation, increased $9.9 million from December 31, 2014 to the time of sale, which is reported as a use of cash from operations in the statement of cash flows.

●

$19.0 million source of cash due to an increase in deferred revenue, of which $15.7 million related to WD Services in association with cash received in advance of services being rendered for two large contracts.

Investing activities. Net cash generated by investing activities totaled $143.3 million for 2015. The sale of our Human Services segment effective November 1, 2015, resulted in cash proceeds from investing activities of $199.9 million. $24.8 million of cash was used to purchase property and equipment to support the growth of our continuing operations, and $16.1 million was used to fund our equity investment in Mission Providence. Purchases of property and equipment by our discontinued operations totaled $10.3 million.

Financing activities. Net cash used in financing activities totaled $231.3 million for 2015. We repaid a net amount of $182.0 million under our Credit Facility during 2015, primarily with the use of a portion of our proceeds from the sale of our Human Services segment. Additionally, scheduled term loan payments totaled $23.6 million. We also repaid the $65.5 million unsecured subordinated related party bridge note from the net proceeds of $80.7 million received from the issuance of preferred stock. Additional use of funds included stock repurchases of $36.8 million, a contingent consideration payment related to the Ingeus acquisition of $7.5 million and preferred stock dividend payments of $3.9 million. Cash proceeds from the exercise of employee stock option exercises were $4.9 million.

Obligations and commitments

Current Credit Facility and Impact of the Matrix Transaction

On August 28, 2016, we entered into the Fourth Amendment and Consent (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the Fourth Amendment, which provided for the lenders’ consent to the Matrix Transaction, the net cash proceeds received by the Company in connection with the Matrix Transaction were to be applied first, to the prepayment of outstanding term loans, second, to the prepayment of outstanding revolving loans and third, for any purpose not prohibited by the Credit Agreement. Additionally, effective following the repayment of the outstanding term loans in full on October 20, 2016, the Fourth Amendment further (i) reduced the aggregate revolving commitments under the Credit Agreement to $200 million, (ii) amended the consolidated net leverage ratio covenant such that the Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and (iii) replaced the existing consolidated fixed charge coverage ratio covenant with a covenant that the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter.

No further amounts may be borrowed under the term loan facility. Upon the repayment, we wrote-off the deferred financing fees associated with the term loans, as well as a portion of deferred financing fees associated with the revolving Credit Facility due to the reduction of the aggregate revolving commitment. The total write-off was $2.3 million which is included in “Discontinued operations, net of tax” in our consolidated statement of income for the year ended December 31, 2016.

We had no borrowings outstanding under the Credit Facility as of December 31, 2016. $25.0 million of the Credit Facility is available to collateralize letters of credit. As of December 31, 2016, six letters of credit in the aggregate amount of $5.4 million were outstanding. At December 31, 2016, our available credit under the Credit Facility was $194.6 million.

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, which includes our insurance captives. Our obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of our respective assets, other than our equity investment in Matrix, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries, excluding our insurance captives, and 65% of the issued and outstanding stock of our first tier foreign subsidiaries.

Credit Facility Background

On August 2, 2013, we entered into the Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers and other lenders party thereto. The Credit Agreement provided us with a senior secured credit facility, in aggregate principal amount of $225.0 million, comprised of a $60.0 million term loan facility and a $165.0 million revolving credit facility. The Credit Facility includes sublimits for swingline loans and letters of credit in amounts of up to $10.0 million and $25.0 million, respectively. On August 2, 2013, we borrowed the entire amount available under the term loan facility and $16.0 million under our revolving credit facility and used the proceeds thereof to refinance certain of our existing indebtedness.

On May 28, 2014, we entered into the first amendment to the Credit Agreement (the "First Amendment"). The First Amendment provided for, among other things, an increase in the aggregate amount of the Credit Facility from $165.0 million to $240.0 million and other modifications in connection with the consummation of the acquisition of Ingeus.

On October 23, 2014, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to (i) add a new term loan tranche in aggregate principal amount of up to $250.0 million to partly finance the acquisition of Matrix, (ii) provide the consent of the required lenders to consummate the acquisition of Matrix, (iii) permit incurrence of additional debt to fund the acquisition of Matrix and (iv) add an excess cash flow mandatory prepayment provision.

On September 3, 2015, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the lenders under the Credit Agreement consented to Providence’s sale of the Human Services segment, provided that a minimum amount equal to 50% of the net cash proceeds, as defined in the Credit Agreement, of the sale was applied pro rata to the prepayment of revolving loans and swingline loans under the Credit Agreement. Further, the lenders consented to our use of 50% of the net cash proceeds of the sale to make restricted payments to repurchase common stock pursuant to a Providence stock repurchase program. The Third Amendment provided for amendments to the terms of the Credit Agreement to reflect such consents.

Under the Credit Agreement, as amended through the Fourth Amendment, we have an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

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

Interest on the outstanding principal amount of any loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. Interest on any loans is payable quarterly in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio.

The Credit Facility also requires us (subject to certain exceptions as set forth in the Amended and Restated Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. We were in compliance with all covenants as of December 31, 2016.

Rights offering. We completed a rights offering on February 5, 2015, allowing all of the Company’s existing common stockholders the non-transferrable right to purchase their pro rata share of $65.5 million of Preferred Stock at a price equal to $100.00 per share (the “Rights Offering”). The Preferred Stock was convertible into shares of our Common Stock at a conversion price equal to $39.88, which was the closing price of our Common Stock on the NASDAQ Global Select Market on October 22, 2014.

Stockholders exercised subscription rights to purchase 130,884 shares of the Company’s Preferred Stock. Pursuant to the terms and conditions of the Standby Purchase Agreement between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”) and the Company, the remaining 524,116 shares of the Company’s Preferred Stock was purchased by Standby Purchasers at the $100.00 per share subscription price. The Standby Purchasers beneficially owned approximately 94% of our outstanding Preferred Stock after giving effect to the Rights Offering and the Standby Purchase Agreement. The Company received $65.5 million in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement, which it used to repay the related party unsecured subordinated bridge note that was outstanding as of December 31, 2014.

Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock at a $105 per share subscription price.

We may pay a noncumulative cash dividend on each share of convertible preferred stock, when, as and if declared by a committee of our Board, at the rate of 5.5% per annum on the liquidation preference then in effect. Following the issue date of the convertible preferred stock, on or before the third business day immediately preceding each fiscal quarter, we will determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and will give notice of our intention to each holder of convertible preferred stock as soon as practicable thereafter.

In the event we do not declare and pay a cash dividend, the liquidation preference will be increased to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to such then applicable liquidation preference multiplied by 8.5% per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the convertible preferred stock. Cash dividends were declared each quarter for the years ended December 31, 2016 and 2015 and totaled $4.4 million and $3.9 million, respectively.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our NET Services’ and historical HA Services and Human Services’ automobile, general and professional liability and workers’ compensation costs under reinsurance programs through SPCIC, our wholly owned subsidiary.  The decision to reinsure these risks was made based on current conditions in the insurance marketplace, an increasing number of coverage limitations, and fluctuating insurance premium rates.

SPCIC, which is a licensed captive insurance company domiciled in the State of Arizona, reinsures third-party insurers for general and professional liability exposures for the first dollar of each and every loss up to $1.0 million per loss and $3.0 million in the aggregate. At December 31, 2016, the cumulative reserve for expected losses was $1.4 million. The excess premium over our expected losses may be used to fund SPCIC’s operating expenses, fund any deficit arising in automobile and workers’ compensation liability coverage, provide for surplus reserves, and fund any other risk management activities.

SPCIC reinsures a third-party insurer for workers’ compensation insurance for the first dollar of each and every loss up to $0.5 million per claim. The cumulative reserve for expected losses at December 31, 2016 was $7.8 million.

SPCIC also reinsures a third-party insurer for automobile liability exposures up to $250,000 per claim. The cumulative reserve for expected losses at December 31, 2016 was $2.0 million.

Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated reinsurance programs at December 31, 2016 was $5.3 million. We recorded a corresponding receivable from third-party insurers and liability at December 31, 2016 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

SPCIC had restricted cash of $13.8 million and $19.5 million at December 31, 2016 and 2015, respectively, to cover expected claims losses of SPCIC. The full extent of claims may not be fully determined for years. Therefore, the estimates of potential obligations are based on recommendations of an independent actuary using historical data, industry data, and our claims experience.

Health Insurance

We offer our NET Services, U.S. based WD Services, and corporate employees an option to participate in self-funded health insurance programs. Additionally, we historically offered this option to our HA Services and Human Services segments’ employees. During the year ended December 31, 2016, health claims were self-funded with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $275,000 per person, subject to an aggregating stop-loss limit of $400,000. In addition, the program has a total stop-loss limit for total claims, in order to limit our exposure to catastrophic claims.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator, and therefore, have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of $3.0 million and $2.4 million as of December 31, 2016 and 2015, respectively, was recorded in “Reinsurance liability and related reserve” in our consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2016:

	At December 31, 2016
		Less than	1-3	3-5	After 5
Contractual cash obligations (000's)	Total	1 Year	Years	Years	Years
Capital Leases	$3,611	$1,721	$1,890	$-	$-
Interest (1)	1,476	893	583	-	-
Purchased services commitments (2)	1,944	995	761	188	-
Guarantees (3)	50,276	49,757	519	-	-
Letters of credit (3)	5,414	5,414	-	-	-
Operating Leases (4)	72,076	19,788	24,938	13,275	14,075
Total	$134,797	$78,568	$28,691	$13,463	$14,075

(1)	Future interest payments have been calculated at the current rates as of December 31, 2016.
(2)

Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(3)

Guarantees and letters of credit (“LOCs”) are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Of the outstanding balance of our stand-by LOCs, $5.4 million directly reduces the amount available to us from our Credit Facility. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.

(4)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2016.

Stock repurchase programs

           Our Board approved a stock repurchase program on February 1, 2007. Under this stock repurchase program we spent $14.4 million to purchase 756,100 shares of our common stock on the open market. We did not purchase shares of our Common Stock during the period 2008 through 2011 or during the period of 2013 through 2015 under this plan. This plan was formally terminated in January 2016.

On November 4, 2015, our Board authorized us to engage in a repurchase program to repurchase up to $70.0 million in aggregate value of our Common Stock during the twelve-month period following November 4, 2015. This plan terminated on November 3, 2016. A total of 1,360,249 shares were purchased through this plan for $63.0 million, including commission payments.

On October 26, 2016, our Board authorized us to engage in a repurchase program to repurchase up to $100.0 million in aggregate value of our Common Stock during the twelve-month period following October 26, 2016. Purchases under the repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of our officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements. During 2016, we spent $12.4 million, including commission payments, to purchase 328,843 shares of our Common Stock under this plan.

Off-balance sheet arrangements

             As of December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

The new accounting pronouncements that impact our business are included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements and are incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of December 31, 2016, we conducted business in 9 countries outside the U.S. As such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. For 2016, we generated $328.2 million of our net operating revenues from operations outside the US. As we expand further into international markets, we expect the risk from foreign currency exchange rates to increase.

A 10% adverse change in the foreign currency exchange rate from British Pounds to U.S. dollars would have a $23.5 million impact on consolidated revenue, and a positive $3.2 million impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on our financial results.

We assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Rule 13a-15(f) of the Exchange Act. We designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting which is presented in Part II, Item 8 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Providence Service Corporation:

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Service Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Providence Service Corporation:

We have audited The Providence Service Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Providence Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Providence Service Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona
March 10, 2017

The Providence Service Corporation

Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$72,262	$79,756
Accounts receivable, net of allowance of $5,901 in 2016 and $4,380 in 2015	162,311	156,932
Other receivables	12,240	16,298
Prepaid expenses and other	38,081	27,624
Restricted cash	3,192	4,012
Deferred tax assets	6,825	2,891
Current assets of discontinued operations	-	32,211
Total current assets	294,911	319,724
Property and equipment, net	46,220	46,158
Goodwill	119,624	129,958
Intangible assets, net	49,124	69,564
Equity investments	161,363	9,324
Other assets	8,211	17,988
Restricted cash, less current portion	10,938	16,044
Deferred tax asset	4,003	42
Non-current assets of discontinued operations	-	441,400
Total assets	$694,394	$1,050,202
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$1,721	$31,375
Accounts payable	22,177	28,019
Accrued expenses	100,872	117,436
Accrued transportation costs	73,191	64,537
Deferred revenue	20,718	28,667
Reinsurance and related liability reserves	8,639	9,389
Current liabilities of discontinued operations	-	15,849
Total current liabilities	227,318	295,272
Long-term obligations, less current portion	1,890	268,696
Other long-term liabilities	22,655	22,855
Deferred tax liabilities	67,291	8,403
Non-current liabilities of discontinued operations	-	87,268
Total liabilities	319,154	682,494
Commitments and contingencies (Note 19)
Reedeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,398 and 803,518 issued and outstanding; 5.5%/8.5% dividend rate	77,565	77,576
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,315,661 and 17,186,780 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	302,010	293,012
Retained earnings	156,718	69,209
Accumulated other comprehensive loss, net of tax	(33,449)	(16,831)
Treasury shares, at cost, 3,478,676 and 1,895,998 shares	(125,201)	(54,823)
Total Providence stockholders' equity	300,095	290,584
Noncontrolling interest	(2,420)	(452)
Total stockholders' equity	297,675	290,132
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$694,394	$1,050,202

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Income

(in thousands except share and per share data)

	Year ended December 31,
	2016	2015	2014

Service revenue, net	$1,578,889	$1,478,010	$1,092,880

Operating expenses:
Service expense	1,452,754	1,381,154	988,600
General and administrative expense	69,911	70,986	44,080
Asset impairment charge	21,003	-	-
Depreciation and amortization	26,604	23,998	17,213
Total operating expenses	1,570,272	1,476,138	1,049,893
Operating income	8,617	1,872	42,987

Other expenses:
Interest expense, net	1,583	1,853	10,224
Equity in net loss of investees	10,287	10,970	-
Gain on foreign currency transactions	(1,375)	(857)	(37)
Income (loss) from continuing operations before income taxes	(1,878)	(10,094)	32,800
Provision for income taxes	17,036	14,583	8,289
Income (loss) from continuing operations, net of tax	(18,914)	(24,677)	24,511
Discontinued operations, net of tax	108,760	107,871	(4,236)
Net income	89,846	83,194	20,275
Net loss attributable to noncontrolling interests	2,082	502	-
Net income attributable to Providence	$91,928	$83,696	$20,275

Net income available to common stockholders (Note 15)	$74,374	$67,999	$20,275

Basic earnings (loss) per common share:
Continuing operations	$(1.45)	$(1.83)	$1.66
Discontinued operations	6.52	6.09	(0.29)
Basic earnings per common share	$5.07	$4.26	$1.37

Diluted earnings (loss) per common share:
Continuing operations	$(1.45)	$(1.83)	$1.63
Discontinued operations	6.52	6.09	(0.28)
Diluted earnings per common share	$5.07	$4.26	$1.35

Weighted-average number of common shares outstanding:
Basic	14,666,896	15,960,905	14,765,303
Diluted	14,666,896	15,960,905	15,018,561

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	Year ended December 31,
	2016	2015	2014

Net income	$89,846	$83,194	$20,275
Net loss attributable to noncontrolling interest	2,082	502	-
Net income attributable to Providence	91,928	83,696	20,275
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(16,618)	(8,075)	(7,337)
Other comprehensive loss	(16,618)	(8,075)	(7,337)
Comprehensive income	73,228	75,119	12,938
Comprehensive income attributable to noncontrolling interest	1,968	508	-
Comprehensive income attributable to Providence	$75,196	$75,627	$12,938

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Consolidated Statements of Stockholders' Equity

(in thousands except share data)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive			Non-
	Common Stock		Paid-In	(Accumulated	Loss, Net of	Treasury Stock		Controlling
	Shares	Amount	Capital	Deficit)	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2013	14,477,312	$14	$194,363	$(33,641)	$(1,419)	956,442	$(15,641)	$6,961	$150,637
Stock-based compensation	-	-	7,562	-	-	-	-	-	7,562
Exercise of employee stock options, including net tax benefit of $2,683	512,927	-	13,702	-	-	-	-	-	13,702
Restricted stock issued	74,714	-	-	-	-	18,504	(524)	-	(524)
PSC of Canada Exchange Corp. shares exchanged	261,694	1	6,960	-	-	39,162	(1,521)	(6,961)	(1,521)
Restricted shares issued related to Ingeus acquisition, unvested	596,915	1	(1)	-	-	-	-	-	-
Restricted shares issued related to Matrix acquisition, unvested	946,723	1	38,569	-	-	-	-	-	38,570
Other	-	-	-	-	-	-	-	50	50
Foreign currency translation adjustments, net of tax	-	-	-	-	(7,337)	-	-	-	(7,337)
Net income attributable to Providence	-	-	-	20,275	-	-	-	-	20,275
Balance at December 31, 2014	16,870,285	17	261,155	(13,366)	(8,756)	1,014,108	(17,686)	50	221,414
Stock-based compensation	-	-	26,622	-	-	-	-	-	26,622
Exercise of employee stock options, including net tax benefit of $2,706	247,333	-	7,899	-	-	5,718	(299)	-	7,600
Restricted stock issued	65,447	-	-	-	-	15,961	(759)	-	(759)
Stock repurchase	-	-	-	-	-	816,468	(34,111)	-	(34,111)
Shares surrendered by employees to pay employee taxes related to shares released from escrow	-	-	-	-	-	43,743	(1,968)	-	(1,968)
Conversion of convertible preferred stock to common stock	3,715	-	150	-	-	-	-	-	150
Beneficial conversion feature related to preferred stock	-	-	1,071	-	-	-	-	-	1,071
Convertible preferred stock dividends	-	-	(2,814)	(1,121)	-	-	-	-	(3,935)
Accretion of convertible preferred stock discount	-	-	(1,071)	-	-	-	-	-	(1,071)
Foreign currency translation adjustments, net of tax	-	-	-	-	(8,075)	-	-	-	(8,075)
Noncontrolling interests	-	-	-	-	-	-	-	(502)	(502)
Net income attributable to Providence	-	-	-	83,696	-	-	-	-	83,696
Balance at December 31, 2015	17,186,780	17	293,012	69,209	(16,831)	1,895,998	(54,823)	(452)	290,132
Stock-based compensation	-	-	5,154	-	-	-	-	-	5,154
Exercise of employee stock options, including net tax shortfall of $276	105,788	-	3,832	-	-	-	-	-	3,832
Restricted stock issued	22,793	-	-	-	-	2,736	(130)	-	(130)
Stock repurchase	-	-	-	-	-	1,579,942	(70,248)	-	(70,248)
Conversion of convertible preferred stock to common stock	300	-	12	-	-	-	-	-	12
Convertible preferred stock dividends	-	-	-	(4,419)	-	-	-	-	(4,419)
Foreign currency translation adjustments, net of tax	-	-	-	-	(16,618)	-	-	114	(16,504)
Noncontrolling interests	-	-	-	-	-	-	-	(2,082)	(2,082)
Net income attributable to Providence	-	-	-	91,928	-	-	-	-	91,928
Balance at December 31, 2016	17,315,661	$17	$302,010	$156,718	$(33,449)	3,478,676	$(125,201)	$(2,420)	$297,675

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

 Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities
Net income	$89,846	$83,194	$20,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,699	20,234	14,051
Amortization	26,026	38,067	15,437
Provision for doubtful accounts	3,759	2,539	2,589
Stock-based compensation	5,136	26,622	7,562
Deferred income taxes	(14,130)	(10)	(5,208)
Amortization of deferred financing costs and debt discount	1,754	2,041	5,561
Write-off of deferred financing charges	2,302	-	-
Excess tax benefit upon exercise of stock options	(282)	(2,857)	(2,722)
Gains on remeasurement of contingent consideration	-	(2,469)	(16,314)
Asset impairment charge	21,003	1,593	6,915
Equity in net loss of investee	10,287	10,970	-
Gain on sale of business	(167,895)	(123,129)	-
Deferred income taxes and income taxes payable on gain on sale of business	58,492	22,797	-
Other non-cash charges (credits)	(1,323)	(419)	3,088
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,332)	(86,627)	(17,208)
Prepaid expenses and other	(4,058)	14,654	(7,361)
Reinsurance liability reserve	(4,110)	(611)	3,761
Accounts payable and accrued expenses	33,365	(21,900)	28,483
Income taxes payable on gain of sale of business	(30,153)	-	-
Accrued transportation costs	8,654	9,045	530
Deferred revenue	(4,019)	19,043	(3,454)
Other long-term liabilities	4,462	463	(790)
Net cash provided by operating activities	41,483	13,240	55,195
Investing activities
Purchase of property and equipment	(41,216)	(35,072)	(23,242)
Proceeds from sale of property	1,039	-	-
Net increase (decrease) in short-term investments	239	(18)	(19)
Acquisitions, net of cash acquired	-	(3,433)	(416,986)
Sale of business, net of cash sold	371,580	199,943	-
Equity investment	(13,663)	(16,072)	-
Restricted cash for reinsured claims losses	5,926	(2,058)	(3,108)
Net cash provided by (used in) investing activities	323,905	143,290	(443,355)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	80,667	-
Preferred stock dividends	(4,419)	(3,928)	-
Repurchase of common stock, for treasury	(70,378)	(36,838)	(524)
Proceeds from common stock issued pursuant to stock option exercise	4,108	4,894	11,019
Excess tax benefit upon exercise of stock options	282	2,857	2,722
Proceeds from long-term debt	52,500	34,000	501,200
Repayment of long-term debt	(357,450)	(305,125)	(48,625)
Payment of contingent consideration	-	(7,496)	-
Debt financing costs	(247)	(286)	(12,769)
Capital lease payments and other	(935)	-	73
Net cash provided by (used in) financing activities	(376,539)	(231,255)	453,096
Effect of exchange rate changes on cash	(1,357)	(911)	(3,525)
Net change in cash	(12,508)	(75,636)	61,411
Cash at beginning of period	84,770	160,406	98,995
Cash at end of period	$72,262	$84,770	$160,406

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Supplemental Cash Flow Information

(in thousands)

	Year ended December 31,
Supplemental cash flow information	2016	2015	2014

Cash included in current assets of discontinued operations held for sale	$-	$5,014	$25,148
Cash paid for interest	$9,768	$16,699	$10,726
Cash paid for income taxes	$55,827	$21,555	$18,389
Accrued unfunded future equity investment capital contributions	$-	$4,654	$-
Note receivable issued for sale of property	$3,130	$-	$-
Purchase of equipment through capital lease obligation	$4,547	$-	$-
PSC of Canada Exchange Corp. shares exchanged	$-	$-	$6,961
PSC of Canada Exchange Corp. shares converted to treasury shares for fulfillment of obligation by sellersof WCG related to dispute with British Columbia	$-	$-	$1,521
Acquisitions:
Purchase price	$-	$-	$525,596
Less:
Cash acquired	-	-	37,159
Common stock issued for acquistions of business	-	-	38,570
Contingent consideration	-	-	30,095
Note payable to former shareholder	-	-	600
Amount due to former shareholder	-	-	2,186
Working capital adjustments to purchase price	-	(3,433)	-
Acquisitions, net of cash acquired	$-	$3,433	$416,986

See accompanying notes to the consolidated financial statements

The Providence Service Corporation

Notes to Consolidated Financial Statements

December 31, 2016

(in thousands except share and per share data)

1. Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is a holding company, which owns interests in subsidiaries and other companies that are primarily engaged in the provision of healthcare and workforce development services for public and private sector entities seeking to control costs and promote positive outcomes. The subsidiaries and other companies in which the Company holds interests comprise the following segments:

●	Non-Emergency Transportation Services (“NET Services”) – Nationwide provider of non-emergency medical transportation programs for state governments and managed care organizations.
●

Workforce Development Services (“WD Services”) – Global provider of employment preparation and placement and legal offender rehabilitation services to eligible participants of government sponsored programs.

●

Matrix Investment – Minority interest in nationwide provider of in-home care optimization and management solutions, including comprehensive health assessments (“CHAs”), to members of managed care organizations, accounted for as an equity method investment.

Ingeus UK Holdings Limited and its wholly and partly-owned subsidiaries and associates (collectively, “Ingeus”), which make up the majority of WD Services, were acquired on May 30, 2014. On November 1, 2015, the Company completed the sale of its Human Services segment, which is accounted for as a discontinued operation.

Matrix Investment is comprised of Mercury Parent, LLC, a newly formed parent of CCHN Group Holdings, Inc. CCHN Group Holdings, Inc. and its subsidiaries are referred to as “Matrix”. Matrix was acquired by the Company on October 23, 2014. On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in Matrix with Providence retaining a 46.8% equity interest (the “Matrix Transaction”). Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s Health Assessment Services (“HA Services”) segment. The Company now owns a noncontrolling interest in Matrix. The Company’s proportionate share of Matrix’s net assets and financial results for the period following the closing of the Matrix Transaction are presented under the equity method. Its assets, liabilities and financial results for the period prior to the closing of the Matrix Transaction are presented within discontinued operations.  For additional information regarding the Matrix Transaction, see Note 21, Discontinued Operations.

As of December 31, 2016, the Company’s consolidated subsidiaries operated in 40 states and the District of Columbia in the United States (“U.S.”), and in 9 countries outside of the U.S.

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by non-governmental entities. All amounts are presented in U.S. dollars, unless otherwise noted.

The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process nor business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from the affiliates’ independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company’s consolidated financial statements.

Reclassifications

The Company has reclassified certain amounts relating to its prior period results to conform to its current period presentation. Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and reclassified debt issuance costs to a contra-liability account in the consolidated balance sheet as of December 31, 2015.

During the quarter ended September 30, 2016, Matrix, which comprised the HA Services segment, met the criteria for held for sale classification due to the execution on August 28, 2016 of a stock subscription agreement by the Company pursuant to which a third-party subscribed for a controlling equity interest in Matrix. The transaction was effective October 19, 2016 and resulted in a gain, net of tax, of $109,403. The HA Services segment is presented as a discontinued operation in accordance with GAAP. The assets and liabilities of the HA Services segment are classified as held for sale in the consolidated balance sheet for the year ended December 31, 2015. Additionally, the operating results of this segment, along with the Human Services segment sold on November 1, 2015, are reported as discontinued operations, net of tax, in the consolidated statements of income for all periods presented. See Note 21, Discontinued Operations.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The accompanying consolidated financial statements include The Providence Service Corporation, its wholly-owned subsidiaries, and entities it controls, or in which it has a variable interest and is the primary beneficiary of expected cash profits or losses. The Company records its investments in entities that it does not control, but over which it has the ability to exercise significant influence, using the equity method. The Company has eliminated significant intercompany transactions and accounts.

Accounting Estimates

The Company uses estimates and assumptions in the preparation of the consolidated financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Company’s consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. The Company’s actual financial results could differ significantly from these estimates. The significant estimates underlying the Company’s consolidated financial statements include revenue recognition; allowance for doubtful accounts; accrued transportation costs; accrued restructuring; income taxes; recoverability of current and long-lived assets, including equity method investments; intangible assets and goodwill; loss contingencies; accounting for business combinations, including amounts assigned to definite and indefinite lived intangibles and contingent consideration; loss reserves for reinsurance and self-funded insurance programs; and stock-based compensation.

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

At December 31, 2016 and 2015, $21,411 and $37,467, respectively, of cash was held in foreign countries. Such cash is generally used to fund foreign operations, although it may be used also to repay intercompany indebtedness or similar arrangements.

Restricted Cash

At December 31, 2016 and 2015, the Company had $14,130 and $20,056, respectively, of restricted cash:

	December 31,
	2016	2015
Collateral for letters of credit - Reinsured claims losses	$2,265	$3,033
Escrow/Trust - Reinsured claims losses	11,865	17,023
Restricted cash for reinsured claims losses	14,130	20,056
Less current portion	3,192	4,012
Restricted cash, less current portion	$10,938	$16,044

Of the restricted cash amount at December 31, 2016 and 2015:

●	$2,265 and $3,033, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s reinsurance program;

●	of the remaining $11,865 and $17,023:

o	$310 and $565, respectively, was restricted under a historical auto liability program associated with NET Services that ceased providing reinsurance on new claims in 2011; and

o

$11,555 and $16,458, respectively, was restricted and held in trusts for reinsurance claims losses under the Company’s workers’ compensation, general and professional liability and auto liability reinsurance programs.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable amounts at the contractual amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on identified customer collection issues. In circumstances where the Company is aware of a customer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce its net recognized receivable to an amount the Company reasonably expects to collect. The Company also provides a general allowance, based upon historical experience. Under certain contracts of NET Services, final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. As of December 31, 2016 and 2015, accounts receivable under these reconciliation contracts totaled $45,287 and $30,242, respectively.

The Company’s provision for doubtful accounts expense for the years ended December 31, 2016, 2015 and 2014 was $2,892, $1,369 and $1,014, respectively.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation, or at fair value if the assets were initially recorded as the result of a business combination or if the asset was remeasured due to an impairment. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Maintenance and repairs are expensed as incurred. Gains and losses resulting from the disposition of an asset are reflected in operating expense.

Recoverability of Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment annually, or more frequently, if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in the Company’s stock price. Historically, the Company has performed the annual goodwill impairment test for all reporting units as of December 31 of each year; however, it elected to change this date to October 1 of each year beginning in 2016 in order to better align the timing of the annual impairment testing with the Company’s annual budgeting and forecasting process. The Company believes that this change in the goodwill impairment testing date is not a material change to the Company’s method of applying an accounting principle. The Company’s evaluation of goodwill for impairment involves a two-step process to identify goodwill impairment and measure the amount of goodwill impairment loss. First, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company then performs a quantitative assessment and compares the fair value of the reporting unit, as determined by that quantitative assessment, to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is considered to be potentially impaired and the Company proceeds to step two of the impairment analysis. In step two of the analysis, the Company determines the amount of any impairment loss by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Periodically, the Company may choose to forgo the initial qualitative assessment and perform only the quantitative analysis in its annual evaluation.

The Company estimates the fair value of the Company’s reporting units using either an income approach, a market valuation approach, a transaction valuation approach or a blended approach. The income approach produces an estimated fair value of a reporting unit based on the present value of the cash flows the Company expects the reporting unit to generate in the future. Estimates included in the discounted cash flow model include the discount rate, which the Company determines based on adjusting an industry-wide weighted-average cost of capital for size, geography, and company specific risk factors, long-term rates of growth and profitability of the Company’s business, working capital effects and planned capital expenditures. The market approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to comparable publicly traded entities in similar lines of business. The transaction valuation approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to publicly available transactional data involving both publicly traded and private entities in similar lines of business. The Company’s significant estimates in both the market and transaction approach include the selected similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and the multiples the Company applies to revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to estimate the fair value of the reporting unit.

As discussed in Note 6, Goodwill and Intangibles, the Company determined that goodwill was impaired for the WD Services segment during the year ended December 31, 2016, and the Company recorded an asset impairment charge related to its goodwill of $5,224. The Company did not record any impairment charges for continuing operations for the years ended December 31, 2015 and 2014.

 Recoverability of Intangible Assets Subject to Amortization and Other Long-Lived Assets

Intangible assets subject to amortization and other long-lived assets are carried at cost and are amortized or depreciated on a straight-line basis over their estimated useful lives of 5 to 15 years. In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews the carrying value of long-lived assets or groups of assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset or group of assets is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or group of assets or significant declines in the observable market value of an asset or group of assets. The presence or occurrence of those events indicates that an asset or group of assets may be impaired. In those cases, the Company assesses the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, the Company estimates the fair value of the asset or group of assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets or groups of assets is less than carrying value, the Company records an impairment loss equal to the excess of the carrying value over the estimated fair value. As discussed in Note 6, Goodwill and Intangibles, the Company determined that the WD Services segment’s intangible assets and property and equipment were impaired during the year ended December 31, 2016, and the Company recorded asset impairment charges of $9,983 and $4,381 to property and equipment and customer relationship intangible assets, respectively.

Accrued Transportation Costs

          NET Services contracts with third-party providers for transportation services. Eligible members of our customers schedule transportation through the Company’s central reservation system. The cost of transportation is recorded in the month the services are rendered, based upon contractual rates and mileage estimates. Transportation providers provide invoices once the trip is completed. Any trips that have not been invoiced require an accrual, based upon the expected cost as well as an estimate for cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $73,191 and $64,537 at December 31, 2016 and 2015, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes direct expenses incurred in connection with its credit facilities and other borrowings, and amortizes such expenses over the life of the respective credit facility or other borrowings. Fees charged by lenders on the revolving facility and all fees charged by third parties are recorded as deferred financing costs and fees charged by lenders on term loans are recorded as a debt discount. Deferred financing costs, net of amortization, totaling $1,070 as of December 31, 2016 is included in “Other assets”, in the consolidated balance sheet as there were no borrowings outstanding under the Company’s senior secured credit facility (“Credit Facility”). Deferred financing costs and debt discount, net of amortization totaling $4,879 at December 31, 2015, is included in “Long-term obligations, less current portion,” in the consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

NET Services

Capitated contracts. The majority of NET Services revenue is generated under capitated contracts with customers where the Company assumes the responsibility of meeting the covered transportation requirements of a specific geographic population based on per-member per-month fees for the number of members in the customer’s program. Revenue is recognized based on the population served during the period. In some capitated contracts, partial payment is received as a prepayment during the month service is provided. These partial payments may be due back to the customer, or additional payments may be due to the Company, after the contract month, based on a reconciliation of actual utilization and cost compared to the prepayment made.

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

For most contracts, the Company arranges for transportation of members through its network of independent transportation providers, whereby it remits payment to the transportation providers. However, for certain contracts, the Company only provides management services, and does not contract with transportation providers for the actual transportation. Under these contracts, the amount of revenue recognized is based upon the management fee earned.

WD Services

WD Services revenues are primarily generated from providing workforce development and offender rehabilitation services, both of which include employment preparation and placement, apprenticeship and training, youth community service programs and certain health related services to clients on behalf of governmental and private entities. While the specific terms vary by contract and country, the Company often receives four types of revenue streams under contracts with government entities: referral/attachment fees, job placement/job outcome fees, sustainment fees and incentive fees. Referral/attachment fees are typically upfront payments that are payable when a client is referred by the contracting government entity or that client enters the program. Job placement fees are typically payable when a client is employed. Job outcome fees are typically payable when a client is employed, and remains employed for a specified period of time. Sustainment fees are typically payable upon certain employment tenure milestones. Incentive fees are generally based upon a calculation that includes a variety of factors and inputs, such as average sustainment rates and client referral rates. Incentive fees vary greatly by contract.

Referral/attachment fee revenue is recognized ratably over the period of service, based upon an estimated period of time general services will be provided (i.e. the person is placed in a job or reaches the maximum time period for the program). The estimated period of time services will be rendered is based upon historical data. Job placement, job outcome and sustainment fee revenue is recognized when certain milestones are achieved, and amounts become billable. Incentive fee revenue is generally recognized when fixed and determinable, frequently at the end of the cumulative calculation period, unless contractual terms allow for earned payments on a fixed or ratable basis.

Revenue is also earned under fixed FFS arrangements, based upon contractual rates established at the outset of the contract or the applicable contract year, although the rate may be prospectively adjusted during the contract year based upon actual volumes.  If the rate is adjusted but the Company is unable to adjust its costs accordingly, our profitability may be negatively impacted. Volume levels are typically not guaranteed under contracts.

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

●

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

●

The Company records restricted stock units (“RSUs”) that may be settled by the holder in cash, rather than shares, as a liability and remeasures these liabilities at fair value at the end of each reporting period. Upon settlement of these awards, the total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on the Company’s stock price on the settlement date.

●

Performance-based RSUs vest upon achievement of certain company specific performance conditions. On the date of grant, the Company determines the fair value of the performance-based award using the fair value of the Company’s common stock at that time and it assesses whether it is probable that the performance targets will be achieved. If assessed as probable, the Company records compensation expense for these awards over the requisite service period. At each reporting period, the Company reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

●

The Company calculates the fair value of market-based stock awards, including the Company’s the 2015 Holding Company LTI Program (the “HoldCo LTIP”) awards, using the Monte-Carlo simulation valuation model. Forfeitures estimated at the time of grant are revised as necessary based upon actual vesting. Compensation expense for market-based awards is recognized over the requisite service period regardless of whether the market conditions are expected to be achieved.

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

Residual U.S. income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiaries. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes will be provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes payable to various foreign jurisdictions, less an adjustment for foreign tax credits. Funds utilized to repay intercompany amounts are not subject to withholding requirements. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the US. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at the average exchange rate for each applicable month. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity within the consolidated balance sheets.

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

The Company and its subsidiaries enter into insurance arrangements with third-party insurers. SPCIC reinsures third-party insurers for automobile liability exposures for $250 per claim. SPCIC also reinsures these third-party insurers for general and professional liability exposures for the first dollar of each loss up to $1,000 per loss and $3,000 in the aggregate. Additionally, SPCIC reinsures a third-party insurer for worker’s compensation insurance for the first dollar of each and every loss up to $500 per occurrence. The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to automobile, general and professional and workers’ compensation liability, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred. As of December 31, 2016 and 2015, the Company had reserves of $11,195 and $12,988, respectively, for the automobile, general and professional liability and workers’ compensation programs, net of expected receivables for losses in excess of SPCIC’s insurance limits. The gross reserve as of December 31, 2016 and 2015 of $16,460 and $19,733, respectively, is classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the consolidated balance sheets. The estimated amount to be reimbursed to SPCIC as of December 31, 2016 and 2015 was $5,265 and $6,745, respectively, and is classified as “Other receivables’ and “Other assets” in the consolidated balance sheets.

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $275 per person, subject to an aggregating stop-loss limit of $400. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2016 and 2015, the Company had $3,022 and $2,351, respectively, in reserve for its self-funded health insurance programs. The reserves are classified as “Reinsurance and related liability reserves” in the consolidated balance sheets.

The Company utilizes analyses prepared by third-party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, automobile physical damage, and health insurance coverage to determine the amount of required reserves.

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

Restructuring, Redundancy and Related Reorganization Costs

The Company has engaged in employee headcount optimization actions within the WD Services segment which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The amounts used in determining severance accruals are based on an estimate of the salaries and related benefit costs payable under existing plans, and are included in accrued expenses to the extent they have not been paid.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from a subsidiary in which the Company holds a majority, but less than 100%, ownership interest and the results of which are consolidated and included in the Company’s consolidated financial statements. The Company has a 90% ownership in The Reducing Reoffending Partnership Limited, which commenced operations in 2015.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See Note 21, Discontinued Operations, for a summary of discontinued operations.

Earnings Per Share

The Company computes basic earnings per share by taking net income attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings per share includes the potential dilution that may occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how the Company computes earnings per share, see Note 15, Earnings Per Share.

Fair Value of Financial Instruments

The Company discloses the fair value of its financial instruments based on the fair value hierarchy using the following three categories:

Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

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

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the year ended December 31, 2016:

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company capitalizes debt issuance costs incurred in connection with its credit facilities, line-of-credit, and other borrowings (“deferred financing costs”), and amortizes such costs over the life of the respective debt liability. Upon adoption of ASU 2015-03 on January 1, 2016, the Company elected to present deferred financing costs for both its credit facilities and line-of credit arrangement as a direct deduction from the carrying amount of the respective debt liability. Accordingly, deferred financing costs, net of amortization, totaling $3,774 at December 31, 2015 have been reclassified from “Other assets” to “Long-term obligations, less current portion” in the consolidated balance sheet.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company adopted ASU 2015-16 on January 1, 2016. The adoption of this ASU did not have an impact on the Company’s current accounting and disclosures; however, any future business acquisition transactions may be impacted.

Recent accounting pronouncements that were not yet adopted by the Company through December 31, 2016 are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 introduced FASB Accounting Standards Codification Topic 606 (“ASC 606”). ASC 606 will supersede ASC 605, Revenue Recognition and most of the industry-specific guidance on recognizing revenue. The FASB has since issued the following updates that clarify or supplement the guidance in ASU 2014-09:

●

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements (“ASU 2016-20”). ASU 2016-20 makes several narrow-scope improvements or clarifications to ASC 606. Most notably, ASU 2016-20 provides additional guidance on testing contract costs for impairment, applying the guidance on contract modifications, and determining the point at which a contract asset becomes a receivable. Additionally, ASU 2016-20 clarifies the information an entity should include in the disclosure of remaining performance obligations and provides an optional exemption from those disclosure requirements in situations in which an entity is not required to estimate variable consideration to recognize revenue.

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

Each of these ASUs are effective for public companies for annual reporting periods (and interim reporting periods within those annual reporting periods) beginning after December 15, 2017 and permit entities to transition using either a full retrospective or modified retrospective methodology. The Company has developed an implementation plan, assembled a cross-functional project team and begun to assess the impacts of applying ASC 606 by completing an analysis of the Company’s contracts with its customers. Based upon these preliminary procedures, management anticipates that the following key considerations will impact the Company's accounting and reporting under the new standard:

●	identification of what constitutes a contract in the Company’s environment,
●	timing of revenue recognition (for example, point-in-time versus over time and/or accelerated versus deferred),
●	single versus multiple performance obligations, and

●	other considerations.

The assessment of applying ASC 606 is ongoing and, therefore, the Company has not yet determined whether those impacts will be material to the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-17 on January 1, 2017. This ASU impacts the Company’s financial statements, as the Company had $6,825 of current deferred tax assets, at December 31, 2016. Application of this guidance as of December 31, 2016 would have resulted in a long-term deferred tax asset of $1,510 and a long-term deferred tax liability of $57,973 in the consolidated balance sheet as of December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 introduced FASB Accounting Standards Codification Topic 842 (“ASC 842”), which will replace ASC 840, Leases. Under ASC 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 instead specifies that the investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and apply the equity method of accounting as of the date the investment became qualified for equity method accounting. ASU 2016-07 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied prospectively. The Company adopted ASU 2016-07 on January 1, 2017. The adoption of ASU 2016-07 will impact the Company’s accounting and disclosures for investments for which it begins applying the equity method after January 1, 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017, and elected to recognize forfeitures as they occur. The Company also elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. The adoption resulted in the Company recording a cumulative effect adjustment to retained earnings on January 1, 2017 totaling $841 for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without an applied estimated forfeiture assumption, as well as the recognition of previously unrecognized excess tax benefits of $6,507 through a cumulative effect adjustment to retained earnings as of January 1, 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company currently is evaluating the impact the adoption of this ASU will have on the presentation of the Company's consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, however, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 must be adopted retrospectively. The Company currently is evaluating the impact the adoption of ASU 2016-18 will have on the presentation of the Company’s consolidated statements of cash flows.

3. Equity Investment

Mission Providence

The Company entered into a joint venture agreement in November 2014 to form Mission Providence Pty Ltd (“Mission Providence”). Mission Providence delivers employment preparation and placement services in Australia. The Company has a 60% ownership interest in Mission Providence, and has rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company provided $8,000 and $16,072 in capital contributions in 2016 and 2015, respectively, to Mission Providence.

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital. As a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s losses are recorded as “Equity in net loss of investees” in the accompanying consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the consolidated statements of cash flows as “Equity investments.” The investment is accounted for as part of WD Services.

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Mission Providence as of December 31, 2016 and 2015:

	Equity Investments	Accrued Expenses	Maximum Exposure to Loss
December 31, 2016	$4,021	$-	$4,021
December 31, 2015	$9,324	$4,654	$9,324

Summary financial information for Mission Providence on a standalone basis is as follows:

	December 31, 2016	December 31, 2015
Current assets	$4,640	$7,789
Long-term assets	10,473	8,869
Current liabilities	12,844	10,488
Long-term liabilities	1,655	-

	Year ended December 31,
	2016	2015
Revenue	$36,546	$11,206
Operating loss	(9,664)	(19,397)
Net loss	(8,843)	(13,106)

Matrix

As a result of the Matrix Transaction, the Company’s remaining ownership in Matrix is a noncontrolling interest effective October 19, 2016. In addition, pursuant to a Shareholder’s Agreement, the third-party subscriber holds rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment under the equity method of accounting and the Company’s share of Matrix’s losses are recorded as “Equity in net loss of investee” in the accompanying consolidated statements of income. The Company’s retained interest of 46.8% in Matrix upon the closing of the stock subscription transaction was recorded at fair value based upon the fair value of the subscriber’s 53.2% interest in Matrix. See additional information on the transaction in Note 21, Discontinued Operations.

The carrying amount of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2016 totaled $157,202.

Summary financial information for Matrix on a standalone basis is as follows:

December 31, 2016
Current assets	$28,589
Long-term assets	614,841
Current liabilities	25,791
Long-term liabilities	281,348

October 19, 2016 through December 31, 2016
Revenue	$41,635
Operating loss	(4,079)
Net loss	(4,200)

Included in Matrix’s operating loss is depreciation and amortization of $6,356 and transaction related expenses of $6,367, which includes $4,033 of transaction incentive compensation.

4.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31,
	2016	2015
Prepaid income taxes	$1,467	$1,607
Escrow funds	10,000	-
Prepaid insurance	3,153	2,971
Prepaid taxes and licenses	3,570	4,895
Note receivable	3,130	-
Prepaid rent	2,013	2,235
Deposits held for leased premises and bonds	2,609	2,574
Other	12,139	13,342

Total prepaid expenses and other	$38,081	$27,624

Escrow funds relate to the sale of the Human Services segment, which was completed on November 1, 2015. The escrow funds are scheduled to be released fifteen months following the closing, although the amount to be released is subject to reduction to the extent indemnified representation and warranty claims are identified and agreed with the buyer. During 2016, the Company recorded $6,000 in Accrued Liabilities, as an estimate of potential claims against the escrow funds, and as such, the escrow funds have not yet been released. See Note 19, Commitments and Contingencies, for further information.

5.    Property and Equipment

Property and equipment consisted of the following:

	Estimated
	Useful			December 31,
	Life (years)			2016	2015
Land		--		$-	$1,182
Building		39		-	5,214
Computer and telecom equipment	3	-	5	31,854	27,046
Software	3	-	5	26,883	19,497
Leasehold improvements	Shorter of 7 years or lease term			16,720	16,122
Furniture and fixtures	5	-	10	8,070	5,815
Automobiles		5		3,597	3,471
Construction and development in progress		--		5,831	1,956
				92,955	80,303
Less accumulated depreciation				46,735	34,145
Total property and equipment, net				$46,220	$46,158

Depreciation expense from continuing operations was $18,038, $14,488 and $10,241 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company sold the building and land that included holding company office space in Arizona effective December 30, 2016 resulting in an asset impairment charge of $1,415 for the year ended December 31, 2016. The Company recorded an asset impairment charge of $9,983 related to its WD Services segment based on its review of the carrying value of long-lived assets. The impairment charges are reflected in “Asset impairment charge” in the consolidated statement of income for the year ended December 31, 2016. See Note 6, Goodwill and Intangibles¸ for further discussion of the impairment charges incurred related to the WD Services segment during 2016.

6. Goodwill and Intangibles

Impairment

During the fourth quarter of 2016, the Company reviewed WD Services for impairment, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the United Kingdom (“UK”) impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK; and a change in senior management at WD Services during the fourth quarter. As a result, the Company performed a quantitative test comparing the fair value of the asset groupings comprising WD Services with the carrying amounts and recorded an asset impairment charge of $4,381 to definite-lived customer relationship intangible assets, which is recorded in “Asset impairment charge” on the Company’s consolidated statement of operations. In addition, the Company reviewed the carrying value of goodwill of WD Services, noting the carrying value exceeded the fair value. Therefore, the Company performed the second step of the impairment test, in which the fair value of the reporting unit is allocated to all of the assets and liabilities, on a fair value basis, with any excess representing the implied value of goodwill of the reporting unit. The fair value was determined using an income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth rates and operating margins, working capital requirements and capital expenditures. Based on this analysis, the carrying value of goodwill of the WD Services reporting unit exceeded the implied fair value and the Company recorded an asset impairment charge of $5,224, which is included in “Asset impairment charge” on the Company’s consolidated statement of operations.

The Company reviewed the carrying value of other long-lived assets and goodwill, and noted no indicators of impairment for NET Services or the Matrix Investment.

Goodwill

Changes in goodwill were as follows:

	NET	WD	Consolidated
	Services	Services	Total
Balances at December 31, 2014
Goodwill	$191,215	$42,662	$233,877
Accumulated impairment losses	(96,000)	(6,041)	(102,041)
	95,215	36,621	131,836

Foreign currency translation adjustment	-	(1,878)	(1,878)
Balances at December 31, 2015
Goodwill	191,215	40,784	231,999
Accumulated impairment losses	(96,000)	(6,041)	(102,041)
	95,215	34,743	129,958

Asset impairment charge	-	(5,224)	(5,224)
Foreign currency translation adjustment	-	(5,110)	(5,110)
Balances at December 31, 2016
Goodwill	191,215	35,674	226,889
Accumulated impairment losses	(96,000)	(11,265)	(107,265)
	$95,215	$24,409	$119,624

The total amount of goodwill that was deductible for income tax purposes related to acquisitions as of December 31, 2016 and 2015 was $4,222.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, trademarks and trade names, and developed technology. Intangible assets consisted of the following:

		December 31,
		2016		2015
	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Amount	Amortization
Customer relationships	15	$48,020	$(29,941)	$47,973	$(26,804)
Customer relationships	10	27,915	(8,147)	38,688	(6,126)
Trademarks and Trade Names	10	13,282	(3,431)	15,936	(2,523)
Developed technology	5	2,951	(1,525)	3,541	(1,121)
Total		$92,168	$(43,044)	$106,138	$(36,574)

The gross carrying amount as of December 31, 2016 includes the asset impairment charge of $4,381 to definite-lived customer relationship intangible assets of WD Services. The weighted-average amortization period at December 31, 2016 for intangibles with a definite life was 12.4 years. No significant residual value is estimated for these intangible assets. Amortization expense from continuing operations was $8,566, $9,510 and $6,973 for the years ended December 31, 2016, 2015 and 2014, respectively. The total amortization expense is estimated to be as follows for the next five years and thereafter as of December 31, 2016 based upon the applicable foreign exchange rates as of December 31, 2016:

Year	Amount
2017	$7,682
2018	7,682
2019	7,338
2020	7,092
2021	7,017
Thereafter	12,313
Total	$49,124

7.    Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2016	2015
Accrued compensation	$23,050	$20,523
NET Services accrued contract payments	32,001	26,669
Income taxes payable	372	24,200
Other	45,449	46,044
Total accrued expenses	$100,872	$117,436

8. Restructuring, Redundancy and Related Reorganization Costs

In the fourth quarter of 2016, WD Services approved a redundancy plan related to the termination of employees as part of a value enhancement project (“Ingeus Futures’ Program”) to better align costs at Ingeus with revenue. In the fourth quarter of 2015, WD Services approved two redundancy plans.  The first plan relates to the termination of employees delivering services under an offender rehabilitation program (“Offender Rehabilitation Program”).  The second plan primarily relates to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the UK (“UK Restructuring Program”).   The Company recorded severance and related charges of $8,511 and $10,551 during the years ended December 31, 2016 and 2015, respectively, relating to the termination benefits for employee groups and specifically identified employees impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying consolidated statements of income.

The initial estimate of severance and related charges at December 31, 2015 for the Offender Rehabilitation Program and UK Restructuring Program and at December 31, 2016 for the Ingeus Futures’ Program was based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. The charges incurred for the Offender Rehabilitation Program and UK Restructuring Program during 2016 related to the actualization of termination benefits for specifically identified employees impacted, as well as an increase in the number of individuals impacted by these plans. The final identification of the employees impacted by each program is subject to customary consultation procedures. Additionally, the Company anticipates the potential for further redundancy expenses under the Ingeus Futures’ Program as further costs become estimable.

Summary of Severance and Related Charges

	January 1, 2016	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	December 31, 2016
Ingeus Futures' Program	$-	$2,456	$-	$(29)	$2,427
Offender Rehabilitation Program	6,538	4,865	(8,924)	(1,099)	1,380
UK Restructuring Program	2,059	1,190	(3,031)	(109)	109

Total	$8,597	$8,511	$(11,955)	$(1,237)	$3,916

	January 1, 2015	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	December 31, 2015
Offender Rehabilitation Program	$-	$8,465	$(1,839)	$(88)	$6,538
UK Restructuring Program	-	2,086	-	(27)	2,059

Total	$-	$10,551	$(1,839)	$(115)	$8,597

The total of accrued severance and related costs of $3,916 and $8,597 are reflected in “Accrued expenses” in the consolidated balance sheets at December 31, 2016 and 2015, respectively. The amount accrued as of December 31, 2016 for the Ingeus Futures’ Program, Offender Rehabilitation Program and UK Restructuring Program is expected to be settled by the end of 2017.

9. Fair Value Measurements

The fair value of liabilities measured at fair value on a recurring basis was zero at December 31, 2016 and 2015. There were no transfers between Level 1 and Level 2, or into or out of Level 3, during 2016 and 2015.

The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows for the years ended December 31, 2015 and 2014:

	Contingent Consideration Liabilities
	December 31, 2015	December 31, 2014
Balance at the beginning of year	$10,549	$-
Initial valuation upon acquistion	-	30,095
Payments	(7,496)	-
Gain in general and administrative expense	(2,469)	(16,314)
Foreign exchange revaluation	(584)	(3,232)
Balance at end of year	$-	$10,549

There were no events that occurred during the year ended December 31, 2016 that would indicate a fair value greater than zero for the contingent consideration liabilities. The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows at December 31, 2015:

			Significant
December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Value
Contingent consideration liabilities	$-	Discounted probability-weighted approach	Discount rate	14.12%

Financial liabilities that were not remeasured at fair value were as follows:

		December 31, 2016		December 31, 2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial liabilities
Credit facility	3	$-	$-	$304,950	$308,892

10. Long-Term Obligations

          The Company’s long-term obligations were as follows:

	December 31,	December 31,
	2016	2015

$200,000 revolving loan, LIBOR plus 2.25% - 3.25% with interest payable at least once every three months through August 2018	$-	$19,700
$250,000 term loan, LIBOR plus 2.25% - 3.25% with principal payable quarterly beginning March 31, 2015 and interest payable at least once every three months, repaid October 2016	-	231,250
$60,000 term loan, LIBOR plus 2.25% - 3.25% with principal payable quarterly beginning December 31, 2014 and interest payable at least once every three months, repaid October 2016	-	54,000
Capital lease obligations	3,611	-
	3,611	304,950
Unamortized discount on debt	-	(4,879)
	3,611	300,071
Less current portion	1,721	31,375
Total long-term obligations, less current portion	$1,890	$268,696

           Unamortized discount on debt as of December 31, 2015 includes $3,774 of deferred financing costs related to the Company’s term loans and revolving loan. As described below, in conjunction with the Matrix Transaction, the Company permanently repaid the outstanding term loans and reduced the capacity under the revolving loan. As of December 31, 2016, there were no borrowings outstanding under the revolving loan, and thus the deferred financing costs of $1,070 are included in Other Assets.

Annual maturities of capital lease obligations as of December 31, 2016 are as follows:

Year	Amount
2017	$1,721
2018	1,763
2019	127
Total	$3,611

Current Credit Facility and Impact of the Matrix Transaction

On August 28, 2016, the Company entered into the Fourth Amendment and Consent (the “Fourth Amendment”) to the Amended and Restated Credit and Guaranty Agreement (as amended, modified or supplemented, the “Credit Agreement”). The Fourth Amendment provided for the lenders’ consent to the Matrix Transaction and additionally required the net cash proceeds received by the Company be applied first, to the prepayment of outstanding term loans, second, to the prepayment of outstanding revolving loans and third, for any purpose not prohibited by the Credit Agreement. Additionally, effective following the repayment of the outstanding term loans in full on October 20, 2016, the Fourth Amendment further (i) reduced the aggregate revolving commitments under the Credit Agreement to $200,000, (ii) amended the consolidated net leverage ratio covenant such that the Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter, (iii) replaced the existing consolidated fixed charge coverage ratio covenant with a covenant that the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter and (iv) amended the Credit Agreement to make certain other changes to the terms thereof.

The outstanding loans under the Credit Facility were fully paid on October 20, 2016. No further amounts may be borrowed under the term loan facility. Upon the repayment, the Company wrote-off the deferred financing fees associated with the term loans, as well as a portion of deferred financing fees associated with the Credit Facility due to the reduction of the aggregate revolving commitment. The total write-off was $2,302 which is included in “Discontinued operations, net of tax” in the accompanying consolidated statement of income for the year ended December 31, 2016.

The Company had no borrowings outstanding under the Credit Facility as of December 31, 2016. $25,000 of the Credit Facility is available to collateralize certain letters of credit. As of December 31, 2016, six letters of credit in the amount of $5,414 were outstanding. At December 31, 2016, the Company’s available credit under the Credit Facility was $194,586.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future domestic subsidiaries, excluding certain domestic subsidiaries which include the Company’s insurance captives. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of the Company’s respective assets, including a pledge of 100% of the issued and outstanding stock of the Company’s domestic subsidiaries, excluding the Company’s insurance captives, and 65% of the issued and outstanding stock of the Company’s first tier foreign subsidiaries. However, in connection with the completion of the Matrix stock subscription, Matrix was released as a guarantor of the Company’s obligations under its Credit Agreement and Matrix’s property is no longer pledged to secure such obligations.

Credit Facility Background

On August 2, 2013, the Company entered the Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, SunTrust Bank, as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book managers, and other lenders party thereto. The Credit Agreement provided the Company with the Credit Facility in the aggregate principal amount of $225,000, comprised of a $60,000 term loan facility and a $165,000 revolving credit facility. The Credit Facility includes sublimits for swingline loans and letters of credit in amounts up to $10,000 and $25,000, respectively. On August 2, 2013, the Company borrowed the entire amount available under the term loan facility and $16,000 under the revolving credit facility and used the proceeds thereof to refinance certain of the Company’s existing indebtedness.

On May 28, 2014 the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment provided for, among other things, an increase in the aggregate amount of the revolving credit facility from $165,000 to $240,000 and other modifications in connection with the consummation of the acquisition of Ingeus.

On October 23, 2014, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to amend the Credit Facility to (i) add a new term loan tranche in the aggregate principal amount of up to $250,000 to partly finance the acquisition of Matrix, (ii) provide the consent of the required lenders to consummate the acquisition of Matrix, (iii) permit incurrence of additional debt to fund the acquisition of Matrix and, (iv) add an excess cash flow mandatory prepayment provision.

On September 3, 2015, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) to amend the Credit Agreement to (i) allow the lenders under the Credit Agreement to consent to the Company’s sale of the Human Services segment, provided that a minimum amount equal to 50% of the net cash proceeds, as defined in the Credit Agreement, of the sale is applied pro rata to the prepayment of revolving loans and swingline loans under the Credit Agreement and (ii) allow the lenders to consent to the Company’s use of 50% of the net cash proceeds of the sale to make restricted payments to repurchase common stock pursuant to a Providence stock repurchase program. The Third Amendment provided for amendments to the terms of the Credit Agreement to reflect such consents.

Under the Credit Agreement, as amended through the Fourth Amendment, the Company has an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75,000 with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this option as no lender is obligated to participate in any such increase under the Credit Facility.

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

Interest on the outstanding principal amount of the loans accrues, at the Company’s election, at a per annum rate equal to LIBOR, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on the Company’s consolidated leverage ratio.

The Credit Facility also requires the Company (subject to certain exceptions as set forth in the Amended and Restated Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants.

Capital Leases

NET Services has four capital leases for information technology equipment with termination dates ranging from January 2018 through September 2019. The terms of the leases are between 21 and 36 months, with interest recorded at an incremental borrowing rate of 3.28%. At December 31, 2016, $4,571 represents equipment under capital leases and $460 represents accumulated depreciation recognized on this leased equipment.

11. Convertible Preferred Stock, Net

The Company completed a rights offering on February 5, 2015 (the “Rights Offering”) providing all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price equal to $100.00 per share (“Preferred Stock”). The Preferred Stock is convertible into shares of Providence’s Company’s common stock, $0.001 par value per share (“Common Stock) at a conversion price equal to $39.88 per share, which was the closing price of the Company’s Common Stock on the NASDAQ Global Select Market on October 22, 2014.

Stockholders exercised subscription rights to purchase 130,884 shares of the Company's Preferred Stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”) and the Company, the remaining 524,116 shares of the Company’s Preferred Stock were purchased by the Standby Purchasers at the $100.00 per share subscription price. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement. Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s Preferred Stock, at a purchase price of $105.00 per share or a total purchase price of $15,750, of the same series and having the same conversion price as the Preferred Stock sold in the Rights Offering.

The Company may pay a noncumulative cash dividend on each share of Preferred Stock, if and when declared by a committee of its Board of Directors (“Board”), at the rate of five and one-half percent (5.5%) per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, the Company must determine its intention whether or not to pay a cash dividend with respect to that ensuing quarter and will give notice of its intention to each holder of Preferred Stock as soon as practicable thereafter.

In the event the Company does not declare and pay a cash dividend, the Company will declare a paid in kind (“PIK”) dividend by increasing the liquidation preference of the convertible Preferred Stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to the liquidation preference then in effect multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination. All holders of the Company’s Preferred Stock are able to convert their Preferred Stock into shares of Common Stock at a rate of approximately 2.51 shares of Common Stock for each share of Preferred Stock. As of December 31, 2016, 1,602 shares of Preferred Stock have been converted to 4,015 shares of Common Stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, which commenced on April 1, 2015, and, if declared, begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, accrue cumulatively on the same schedule as set forth above for cash dividends and are also compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends totaling $4,419 and $3,928 were distributed to convertible preferred stockholders for the years ended December 31, 2016 and 2015, respectively.

The Preferred Stock is accounted for outside of stockholders’ equity as it may be redeemed upon certain change in control events that are not solely in the control of the Company. Dividends are recorded in stockholders’ equity and consist of the 5.5%/8.5% dividend. At the time of issuance of the Preferred Stock, the Company recorded a discount on Preferred Stock related to beneficial conversion features that arose due to the closing price of the Company’s Common Stock being higher than the conversion price of the Preferred Stock on the commitment date. The amortization of this discount was recorded in stockholders’ equity. The discount was fully amortized as of June 30, 2015.

The following table summarizes the Preferred Stock activity for the years ended December 31, 2016 and 2015:

	Dollar Value	Share Count
Balance at December 31, 2014	$-	-
Shares issued	81,250	805,000
Issuance costs	(3,531)	-
Beneficial conversion feature	(1,071)	-
Amortization of beneficial conversion feature	1,071	-
Conversion to common stock	(149)	(1,482)
Allocation of issuance costs	6	-
Balance at December 31, 2015	$77,576	803,518
Conversion to common stock	(12)	(120)
Allocation of issuance costs	1	-
Balance at December 31, 2016	$77,565	803,398

As of December 31, 2016 and 2015, the outstanding shares of Preferred Stock were convertible into 2,014,538 and 2,014,840 shares of Common Stock, respectively.

12.    Stockholders’ Equity

At December 31, 2016 and 2015 there were 17,315,661 and 17,186,780 shares of the Company’s Common Stock issued, respectively, including 3,478,676 and 1,895,998 treasury shares at December 31, 2016 and 2015, respectively.

Subject to the rights specifically granted to holders of any then outstanding shares of the Company’s Preferred Stock, the Company’s common stockholders are entitled to vote together as a class on all matters submitted to a vote of the Company’s common stockholders, and are entitled to any dividends that may be declared by the Board. The Company’s common stockholders do not have cumulative voting rights. Upon the Company’s dissolution, liquidation or winding up, holders of the Company’s Common Stock are entitled to share ratably in the Company’s net assets after payment or provision for all liabilities and any preferential liquidation rights of the Company’s Preferred Stock then outstanding. The Company’s common stockholders do not have preemptive rights to purchase shares of the Company’s stock. The issued and outstanding shares of the Company’s Common Stock are not subject to any redemption provisions and are not convertible into any other shares of the Company’s capital stock. The rights, preferences and privileges of holders of the Company’s Common Stock will be subject to those of the holders of any shares of the Company’s Preferred Stock the Company may issue in the future.

During the year ended December 31, 2014, the sellers of WCG International Consultants Ltd. (“WCG”) surrendered 39,162 exchangeable shares of PSC of Canada Exchange Corp. (“PSC”) to fulfill their obligation to the Company for the settlement of a dispute and the reimbursement of legal fees. These shares were converted to shares of the Company and transferred to treasury. Additionally, 222,532 exchangeable shares of PSC were exchanged into shares of Common Stock of the Company and distributed to the sellers of WCG, thus eliminating the related noncontrolling interest balance as of December 31, 2014.

During the year ended December 31, 2014, the Company issued stock, with certain escrow restrictions, in conjunction with the acquisitions of Ingeus and Matrix.

The following table reflects the total number of shares of the Company’s Common Stock reserved for future issuance as of December 31, 2016:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	437,930
Conversion of preferred stock to common stock	2,014,538
Issuance of Performance Restricted Stock Units	49,208

Total shares of common stock reserved for future issuance	2,501,676

Share Repurchases

On February 1, 2007, the Board approved a stock repurchase program for up to one million shares of its Common Stock under which the Company spent $14,376 to purchase 756,100 shares of its Common Stock in the open market through December 31, 2012. No repurchases have been made since 2012. This program was formally terminated in January 2016.

On October 14, 2015, the Company entered into an agreement to repurchase 707,318 of its Common Stock held by former stockholders of Matrix for an aggregate purchase price of $29,000 (or $41.00 per share). The Company funded this purchase through a combination of borrowing on its Credit Facility and cash on hand. The purchase of these shares was completed on October 30, 2015.

On November 4, 2015, the Board authorized the Company to engage in a repurchase program to repurchase up to $70,000 in aggregate value of the Company’s Common Stock during the twelve-month period following November 4, 2015. This plan terminated on November 3, 2016. A total of 1,360,249 shares were purchased through this plan for $62,981, excluding commission payments.

On October 26, 2016, the Board authorized a new repurchase program, under which the Company may repurchase up to $100,000 in aggregate value of the Company’s Common Stock during the twelve-month period following October 26, 2016. As of December 31, 2016, 328,843 shares were purchased through this plan for $12,377, excluding commission payments.

During the years ended December 31, 2016, 2015 and 2014, the Company repurchased 2,736, 15,961 and 18,504 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards. In addition, in 2015, the Company withheld 5,718 shares for the payment of the exercise price upon the exercise of stock options and 43,743 shares to cover the settlement of income tax and related benefit withholding obligations arising from shares held by employees that were released from escrow related to the Matrix acquisition, which shares are treated as treasury stock.

13.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons. The following table summarizes the activity under the 2006 Plan as of December 31, 2016:

Number of shares
	Number of shares	of the Company's
	of the Company's	common stock
	common stock	remaining	Number of shares of the Company's
	authorized for	available for	common stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	2,324,927	355,598	131,540

The following table reflects the amount of stock-based compensation, for share settled awards issued to employees and non-employee directors, recorded in each financial statement line item for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Service expense	$830	$21,480	$4,019
General and administrative expense	4,324	5,027	3,537
Discontinued operations, net of tax	(18)	115	6
Total stock-based compensation	$5,136	$26,622	$7,562

Stock-based compensation included in service expense is related to the following segments:

	Year ended December 31,
	2016	2015	2014
NET Services	$841	$724	$587
WD Services (a)	(11)	20,756	3,432
Total stock-based compensation in service expense	$830	$21,480	$4,019

(a)	WD Services includes $16,078 for the year ended December 31, 2015 related to the acceleration of awards pursuant to the separation agreements for two executives.

The amounts above exclude the tax benefit of $2,072, $2,322 and $1,570 for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, the amount of excess tax benefits resulting from the exercise of stock options was $282, $2,857 and $2,722, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company had tax shortfalls resulting from the exercise of stock options of $558, $151 and $38, respectively. The excess tax benefits resulting from the exercise of stock options are reflected as cash flows from financing activities for the years ended December 31, 2016, 2015 and 2014 in the consolidated statements of cash flows.

Stock Options

  During the year ended December 31, 2016, the Company did not grant any stock options. The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions:

	Year ended December 31,
	2015			2014
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	33.84%	-	46.14%	45.6%	-	50.25%
Risk-free interest rate	0.35%	-	1.35%	1.1%	-	1.88%
Expected life of options (years)	10 days	-	4	3.25	-	5.47

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant which corresponds to the expected life of the award. The expected lives of options and the expected stock price volatility were based on the Company’s historical data, or the Company’s best estimate where appropriate.

During the year ended December 31, 2016, the Company issued 105,788 shares of its Common Stock in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2016:

	Year ended December 31, 2016
			Weighted-
	Number	Weighted-	average
	of Shares	average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Balance at beginning of period	505,452	$34.84
Exercised	(105,788)	38.83
Forfeited/Cancelled	(27,400)	31.48
Expired	(16,666)	43.81
Outstanding at end of period	355,598	$33.48	3.41	$2,514
Vested or expected to vest at end of period	344,574	$33.33	3.46	$2,500
Exercisable at end of period	232,141	$30.86	4.22	$2,355

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year ended December 31,
	2016	2015	2014
Weighted-average grant date fair value	$-	$8.77	$17.09
Options exercised:
Total intrinsic value	$979	$6,659	$9,107
Cash received	$4,108	$4,895	$11,019

Stock Option Modifications

During the second quarter of 2015, Warren Rustand terminated his role as Chief Executive Officer (“CEO”) and board member of the Company, but remained employed as a Senior Advisor through the end of 2015. As a result of Mr. Rustand’s termination as CEO, a Separation Agreement was entered into between the Company and Mr. Rustand. As a result of this Separation Agreement, Mr. Rustand’s outstanding stock options from his grant of 200,000 stock options on September 11, 2014 were modified to accelerate the vesting date for the second tranche of options from June 30, 2015 to June 5, 2015, and the exercise period for all vested options of 133,332 was lengthened. In addition, the third tranche of options, consisting of 66,668 options, was cancelled. As a result of the modifications to the terms of the original stock options granted to Mr. Rustand, the Company recognized additional stock-based compensation expense of $737 for the year ended December 31, 2015.

Restricted Stock Awards

During the year ended December 31, 2016, the Company granted 57,964 shares of restricted stock (“RSAs”) to non-employee directors of its Board, executive officers and certain key employees. The awards primarily vest in three equal installments on the first, second and third anniversaries of the date of grant.

During the year ended December 31, 2016, the Company issued 22,793 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs granted in 2015, 2014 and 2013 under the Company’s 2006 Plan. An additional 3,307 RSAs vested during the year but were not released to the participant due to an additional holding period required by the grant agreement. As of December 31, 2016 and 2015, 10,134 shares and 6,827 shares, respectively, were vested but not released. In connection with the vesting of these RSAs, 2,736 shares of the Company’s Common Stock were surrendered to the Company by the recipients to pay their associated taxes due to the federal and state taxing authorities during 2016. These shares were placed into our treasury account.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted Common Stock during the year ended December 31, 2016:

		Weighted-average
		grant date
	Shares	fair value

Non-vested at beginning of period	44,182	$38.67
Granted	57,964	$44.90
Vested	(26,100)	$35.53
Forfeited or cancelled	(3,848)	$44.63
Non-vested at end of period	72,198	$44.44

As of December 31, 2016, there was $2,220 of unrecognized compensation cost related to unvested share settled stock options and RSAs granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.37 years. The total fair value of stock options and RSAs vested was $1,383, $3,709 and $4,155 for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Restricted Stock Award Grants

During the year ended December 31, 2014, the Board approved the grant of 596,915 RSAs to two individuals in connection with the Ingeus acquisition. The grants were made outside of the 2006 Plan, as they were related to the acquisition. However, since the term of the awards provided for vesting based on continued employment, the awards were accounted for as stock-based compensation. The shares necessary to settle these awards were placed in an escrow account in 2014, and were releasable from escrow in accordance with the vesting of the awards. Per the original terms of the agreements, the awards vested upon continued employment of the grantees, in four equal installments on the anniversary date of the grant. However, on October 15, 2015, the Company entered into agreements whereby the executives’ employment was terminated by mutual agreement and vesting was no longer based upon continued employment. The Company recognized $16,078 in stock-based compensation expense at the time of the modification, which otherwise would have been recognized over the remainder of the vesting period. Additionally, the Company recognized accelerated deferred compensation expense of $4,714 related to these agreements during the year ended December 31, 2015. As of December 31, 2016, 298,457 underlying shares to settle the awards are held in the escrow account, although all expense was recognized as of December 31, 2015.

Restricted Stock Units

During the year ended December 31, 2016, the Company granted 5,930 restricted stock units to a key employee, related to the terms of a separation agreement, that vested on January 3, 2017. The units will be settled through shares or cash no later than December 31, 2017. The award is liability classified, and the expense recorded is based upon the Company’s closing stock price at the end of each reporting period and the completed requisite service period.

Performance Restricted Stock Units

The Company had 49,208 performance restricted stock units (“PRSUs”) outstanding at December 31, 2016 to key employees. These awards vest upon the Company or its segments meeting certain performance criteria over a set performance period as determined, and subject to adjustment, by the Company’s Compensation Committee of the Board. 35,879 of the outstanding PRSUs at December 31, 2016 have a performance criteria tied to the Company’s return on equity (“ROE”), with performance periods ending on December 31, 2016 and 2017. The grantees will earn 33% of PRSUs granted if the ROE is 12% but less than 15%, and 100% of the PRSUs granted if the ROE is 15% or more. If ROE is less than 12%, no PRSUs will be earned. The Company does not expect any of these PRSUs, with a performance period ended December 31, 2016, to vest. 13,329 of the outstanding PRSUs at December 31, 2016 have a performance criteria tied to NET Services’ EBITDA and the Company’s EBITDA performance with performance periods ending on December 31, 2016 and 2017. The Company expects 6,665 of these PRSUs, with a performance period ended December 31, 2016, to vest. Compensation expense related to these awards totaled ($270), $613 and ($162) for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash Settled Awards

During the years ended December 31, 2016, 2015 and 2014, respectively, the Company issued 3,360, 4,000 and 6,195 stock equivalent units (“SEUs”), which settle in cash upon vesting, to Coliseum Capital Partners, L.P., in lieu of a grant to Christopher Shackelton, Chairman of the Board, for his service on the Board, which vest one-third upon each anniversary of the vesting date. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. The Company recorded $287, $588 and $375 of expense for SEUs during the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company issued 200,000 stock option equivalent units (“SOEUs”), with an exercise price of $43.81 per share, which settle in cash, to Coliseum Capital Partners, L.P in lieu of a grant to Christopher Shackelton, for other services rendered. All 200,000 SOEUs were outstanding and exercisable at December 31, 2016. This award vested one-third upon grant, one-third on June 30, 2015 and one-third on June 30, 2016. No additional SOEUs were granted during the years ended December 31, 2016 and 2015. The Company recorded ($1,517), $1,888 and $1,249 of expense for SOEUs during the years ended December 31, 2016, 2015 and 2014, respectively. The expense is included in “General and administrative expense” in the consolidated statements of income. The fair value of the SOEUs was estimated as of December 31, 2016, 2015 and 2014 using the Black-Scholes option-pricing formula and amortized over the option’s graded vesting periods with the following assumptions:

	Year ended December 31,
	2016			2015			2014
Expected dividend yield		0.0%			0.0%			0.0%
Expected stock price volatility	35.71%	-	41.82%	43.75%	-	45.30%	46.75%	-	50.1%
Risk-free interest rate	1.11%	-	1.64%	1.24%	-	1.70%	1.3%	-	1.76%
Expected life of options (in years)	1.0	-	3.0%	2.75	-	4.75	3.75	-	5.75

As of December 31, 2016 and 2015, the Company had a short-term liability of $1,764 and $3,555, respectively, in “Accrued expenses” in the consolidated balance sheet related to unexercised vested and unvested cash settled share-based payment awards. The cash settled share-based compensation expense in total excluded tax expense of $492 for the year ended December 31, 2016. The cash settled share-based compensation expense in total excluded a tax benefit of $990 and $650 for the years ended December 31, 2015 and 2014, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.78 years; however, the total expense will continue to be adjusted for the unexercised vested SOEUs until they are exercised.

Holdco Long-Term Incentive Plan

On August 6, 2015 (the “Award Date”), the Compensation Committee of the Board adopted the HoldCo LTIP under the 2006 Plan. The Holdco LTIP is designed to provide long-term performance based awards to certain executive officers of Providence. Under the program, executives will receive shares of Providence Common Stock based on the shareholder value created in excess of an 8.0% compounded annual return between the Award Date and December 31, 2017 (the “Extraordinary Shareholder Value”). The Award Date value is calculated on the basis of the Providence stock price equal to the volume weighted average of the common share price over a 90-day period ending on the Award Date. The value as of December 31, 2017 will be calculated on the basis of a similar 90-day volume weighted average common share price. A pool for use in the allocation of awards was created equal to 8.0% of the Extraordinary Shareholder Value.

Participants in the HoldCo LTIP will receive a percentage allocation of any such pool and, following determination of the size of the pool, will be entitled to a number of shares equal to their pro rata portion of the pool divided by the volume weighted average of the Company’s per share price over the 90-day period ending on December 31, 2017. Of the shares allocated, 60% will be issued to the participant on or shortly following determination of the pool, 25% will vest and be issued on the one-year anniversary of such determination date, subject to continued employment, and the remaining 15% will be issued on the second anniversary of the determination date, subject to continued employment. As of December 31, 2016, 88.5% of the award pool had been granted to executives and $3,319 and $1,353 of expense is included in “General and administrative expense” in the consolidated statements of income for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $5,361 of unrecognized compensation cost related to non-vested Holdco LTIP shares granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.55 years. These awards are equity classified and the fair value of the awards was calculated using a Monte-Carlo simulation valuation model. The fair value of the awards granted in 2015 and 2016 were estimated using the following assumptions:

	Year ended December 31,
	2016			2015
Forward interest rate	0.24%	-	2.71%	0.04%	-	2.90%
Expected Volatility		40.0%			45.0%
Dividend Yield		0.0%			0.0%
Fair Value of Total Pool		$12,870			$12,590

14. Vertical Long-Term Incentive Plan

The Company established Long-Term Incentive Plans (“Vertical LTIPs”) for the Company’s operating segments, or verticals, during the fourth quarter of 2015. The Vertical LTIPs are consistent in their basic terms, but each have been customized for specific aspects of the associated vertical. The awards pay in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option when the Vertical LTIP offer letter is received. In addition, at the discretion of the Company, the recipients may be able to elect unrestricted stock in lieu of cash compensation at a later date. The Vertical LTIPs reward participants based on certain measures of free cash flow and EBITDA results adjusted as specified in the plan document. The awards vest in three installments: 60% of the award will pay out immediately following December 31, 2017, 25% one year following the performance period (i.e. December 31, 2018) and 15% two years following the performance period (i.e. December 31, 2019). Payout is subject to the employee remaining employed by the Company. For the years ended December 31, 2016 and 2015, $1,513 and $328 of expense, respectively, is included in “Service expense” in the consolidated statements of income related to this plan.

15.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to Providence	$91,928	$83,696	$20,275
Less dividends on convertible preferred stock	(4,419)	(3,935)	-
Less accretion of convertible preferred stock discount	-	(1,071)	-
Less income allocated to participating securities	(13,135)	(10,691)	-
Net income available to common stockholders	$74,374	$67,999	$20,275

Continuing operations	$(21,251)	$(29,181)	$24,511
Discontinued operations	95,625	97,180	(4,236)
	$74,374	$67,999	$20,275

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,666,896	15,960,905	14,765,303
Effect of dilutive securities:
Common stock options	-	-	236,538
Performance-based restricted stock units	-	-	16,720
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,666,896	15,960,905	15,018,561

Basic earnings (loss) per share:
Continuing operations	$(1.45)	$(1.83)	$1.66
Discontinued operations	6.52	6.09	(0.29)
	$5.07	$4.26	$1.37
Diluted earnings (loss) per share:
Continuing operations	$(1.45)	$(1.83)	$1.63
Discontinued operations	6.52	6.09	(0.28)
	$5.07	$4.26	$1.35

The accretion of Preferred Stock discount in the table above related to a beneficial conversion feature of the Company’s Preferred Stock that was fully amortized as of June 30, 2015. Income allocated to participating securities is calculated by allocating a portion of net income less dividends on convertible stock and amortization of Preferred Stock discount to the Preferred Stock holders on a pro rata, as converted, basis; however, the convertible preferred stockholders are not required to absorb losses.

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2016	2015	2014
Stock options to purchase common stock	22,638	173,925	92,054
Convertible preferred stock	803,442	700,241	-

16.    Operating Leases

The Company has non-cancelable contractual obligations in the form of operating leases for office space, related office equipment and other facilities. The leases expire in various years and generally provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Certain operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The difference between rent expense recorded and the amount paid, for continuing operations, as of December 31, 2016 and 2015 was $3,253 and $2,217, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs.

Future minimum payments under non-cancelable operating leases for equipment and property with initial terms of one year or more consisted of the following at December 31, 2016:

Operating
Leases
2017	$19,788
2018	14,422
2019	10,516
2020	7,276
2021	5,999
Thereafter	14,075
Total future minimum lease payments	$72,076

Rent expense for continuing operations related to operating leases was $29,316, $31,191 and $16,117, for the years ended December 31, 2016, 2015 and 2014, respectively.

17.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all employees of its NET Services operating segment and corporate personnel. The Company, at its discretion, may make a matching contribution to the plan. Any matching contributions vest over five years. Unvested matching contributions are forfeitable upon employee termination. Employee contributions are fully vested and non-forfeitable. The Company’s contributions to the plan for continuing operations were $248, $221 and $180, for the years ended December 31, 2016, 2015 and 2014, respectively.

WD Services’ employees are entitled to benefits under certain retirement plans. The WD Services’ segment has separate plans in each country it operates. The plans receive fixed contributions from WD Services’ companies and the legal or constructive obligation is limited to these contributions, although the benefits the employees ultimately receive are determined by the plan administrators, which includes government entities and third-party administrators. The Company’s contributions to these plans were $9,139, $10,331 and $2,424 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company also maintains a Deferred Compensation Rabbi Trust Plan for highly compensated employees of NET Services. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. Additional information is included in Note 19, Commitments and Contingencies.

18.    Income Taxes

The following table summarizes our U.S. and foreign income (loss) from continuing operations before income taxes:

	Year ended December 31,
	2016	2015	2014
US	$65,559	$43,598	$16,944
Foreign	(67,437)	(53,692)	15,856
Total	$(1,878)	$(10,094)	$32,800

The federal, state and foreign income tax provision is summarized as follows:

	Year ended December 31,
	2016	2015	2014
Federal:
Current	$21,202	$15,161	$9,534
Deferred	(6,477)	(1,606)	(2,792)
	14,725	13,555	6,742
State:
Current	$4,580	$2,644	$2,188
Deferred	(938)	(38)	(621)
	3,642	2,606	1,567
Foreign:
Current	$266	$523	$(616)
Deferred	(1,597)	(2,101)	596
	(1,331)	(1,578)	(20)

Total provision for income taxes	$17,036	$14,583	$8,289

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rates	35%	35%	35%
Federal income tax at statutory rates	$(657)	$(3,533)	$11,480
Change in valuation allowance	9,480	3,574	1,758
Change in uncertain tax positions	73	(76)	(1,741)
State income taxes, net of federal benefit	2,396	1,785	1,369
Difference between federal statutory and foreign tax rate	9,427	4,642	(353)
Stock compensation	-	(184)	(524)
Meals and entertainment	96	81	85
Amortization of deferred consideration	-	9,444	1,574
Transaction costs	-	(447)	1,769
Contingent consideration liability reversal	-	(854)	(5,748)
Nontaxable interest income	-	(965)	(660)
Tax credits	(947)	(456)	-
Legal expense	522	284	-
Depreciation	-	649	-
Equity in net loss of investee	624	366	-
Asset Impairment	2,353	-	-
Foreign Exchange	(7,001)	-	-
Other	670	273	(720)
Provision for income taxes	$17,036	$14,583	$8,289
Effective income tax rate	(907)%	(144)%	25%

The Company recognized an income tax provision for the years ended December 31, 2016 and December 31, 2015 despite having losses from continuing operations before income taxes. Because of foreign net operating losses (including equity investee losses) for which the future income tax benefit currently cannot be recognized, and non-deductible expenses such as amortization of deferred consideration related to the Ingeus acquisition, the Company recognized estimated taxable income for these years upon which the income tax provision for financial reporting is calculated.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwds	$17,742	$16,889
Tax credit carryforwards	399	48
Accounts receivable allowance	1,341	355
Accrued items and reserves	18,669	12,955
Stock compensation	4,224	3,226
Deferred rent	915	614
Deferred financing costs	-	127
Other	180	228
	43,470	34,442
Deferred tax liabilities:
Deferred financing costs	154	-
Prepaids	2,103	1,181
Property and equipment depreciation	1,238	3,697
Goodwill and intangibles amortization	9,568	13,248
Equity Investment	59,244	-
Other	203	273
	72,510	18,399
Net deferred tax assets	(29,040)	16,043
Less valuation allowance	(27,423)	(21,513)
Net deferred tax assets	$(56,463)	$(5,470)
Current deferred tax assets, net of valuation allowance of $163 and $0 for 2016 and 2015, respectively	$6,825	$2,891
Net noncurrent deferred tax assets, net of valuation allowance of $27,260 and $21,513 for 2016 and 2015, respectively	4,003	42
Net noncurrent deferred tax liabilities, net of valuation allowance of $0 and $0 for 2016 and 2015, repectively	(67,291)	(8,403)
	$(56,463)	$(5,470)

          At December 31, 2016, the Company had no federal net operating loss carryforwards, and $336 of state net operating loss carryforwards which expire as follows:

2017	$-
2018	13
2019	-
2020	-
2021	207
Thereafter	116
$336

The Company had net operating loss carryforwards in the following countries which can be carried forward indefinitely:

Australia	$32,736
Canada	782
France	3,382
Poland	264
Sweden	201
UK	39,666

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

The net change in the total valuation allowance for the year ended December 31, 2016 was $5,910, of which $9,480 related to current operations and negative $3,570 related to the adjustment of the beginning balance. The valuation allowance includes $27,127 primarily for Australia, France and UK net operating loss carryforwards, and $296 for state net operating loss and tax credit carryforwards for which the Company has concluded that it is more likely than not that these net operating loss and tax credit carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

The Company recognized certain excess tax benefits related to stock option plans for the years ended December 31, 2016, 2015 and 2014 in the amount of $282, $2,857 and $2,722, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in-capital and are included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

The Company recognized a tax shortfall related to stock option plans for the years ended December 31, 2016, 2015 and 2014 in the amount of $558, $151 and $38, respectively. This was recorded as a reduction of deferred tax assets and a decrease to additional paid-in-capital and is included in “Exercise of employee stock options” in the accompanying statements of stockholders’ equity and comprehensive income.

           The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $19, $27 and $14, respectively, in interest and penalties. The Company had approximately $52 and $48 for the payment of penalties and interest accrued as of December 31, 2016 and 2015, respectively. A reconciliation of the liability for unrecognized income tax benefits is as follows:

	December 31,
	2016	2015	2014
Unrecognized tax benefits, beginning of year	$271	$347	$414
Balance upon acquisition/disposition	764	-	1,674
Increase (decrease) related to prior year positions	37	(47)	14
Increase related to current year tax positions	139	48	100
Statute of limitations expiration	(103)	(77)	(1,855)
Unrecognized tax benefits, end of year	$1,108	$271	$347

           The Company is subject to taxation in the U.S. and various foreign and state jurisdictions. The statute of limitations is generally three years for the U.S., two to five years in foreign countries and between three and four years for the various states in which the Company operates. The Company is subject to the following material taxing jurisdictions: the U.S., UK, Australia, France, Saudi Arabia and Korea. The tax years that remain open for examination by the U.S. and various foreign countries and states principally include the years 2012 to 2016.

19.    Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware, (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL. The complaint named Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum Capital Management”) as defendants, and the Company as a nominal defendant. The complaint purported to allege that the dividend rate increase term originally in the Company’s outstanding Preferred Stock was an impermissibly coercive measure that impaired the voting rights of the Company’s stockholders in connection with the vote on the removal of certain voting and conversion caps previously applicable to the Preferred Stock (the “Caps”), and that the Individual Defendants breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s Preferred Stock, and by failing to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint also purported to allege derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and standby agreement with Coliseum Capital Management, and granting Coliseum Capital Management certain stock options. The complaint further alleged that Coliseum Capital Management aided and abetted the Individual Defendants in breaching their fiduciary duties. The complaint sought, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, corporate governance reforms, unspecified damages and other relief.

On August 31, 2015, after arms’ length negotiations, the parties reached an agreement in principle and executed a Memorandum of Understanding (“MOU”) providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The MOU stated that the Defendants had entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (the “2015 Proxy Statement”), Coliseum Capital Management and certain of its affiliates and the Company entered into an amendment to that certain Series A Preferred Stock Exchange Agreement, by and among Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Blackwell Partners, LLC, and The Providence Service Corporation dated as of February 11, 2015 described in the 2015 Proxy Statement, and the Board of the Company agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the Preferred Stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a supplement to the 2015 Proxy Statement. On September 16, 2015, Providence stockholders approved the removal of the Caps. The Company provided notice of the proposed partial settlement to Providence’s shareholders by December 11, 2015. At a hearing on February 9, 2016, the court denied approval of the settlement. The Court indicated that plaintiff’s counsel could petition the Court for a mootness fee, and that defendants would have the opportunity to oppose any such application.

On January 12, 2016, the plaintiff filed a verified amended class action and derivative complaint (the “first amended complaint”). In addition to the defendants named in the earlier complaint, the first amended complaint named David Shackelton, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC, Coliseum Capital Co-Invest, L.P. (collectively, and together with Coliseum Capital Management, LLC, “Coliseum”) and RBC Capital Markets, LLC (“RBC Capital Markets”) as additional defendants. The first amended complaint purported to allege direct and derivative claims for breach of fiduciary duty against some or all of the Individual Defendants and David Shackelton (collectively, the “Amended Individual Defendants”) regarding the approval of the subordinated note, the rights offering, the standby agreement with Coliseum Capital Management, and the grant to Coliseum Capital Management of certain stock options. The first amended complaint also purported to allege an additional derivative claim for unjust enrichment against Coliseum and further alleged that Coliseum and RBC Capital Markets aided and abetted the Amended Individual Defendants in breaching their fiduciary duties. The first amended complaint sought, among other things, revision or rescission of the terms of the subordinated note and Preferred Stock, corporate governance reforms, unspecified damages and other relief.

On May 6, 2016, the plaintiff filed a verified second amended class action and derivative complaint (the “second amended complaint”). In addition to the defendants named in the earlier complaint, the second amended complaint named Paul Hastings LLP (“Paul Hastings”) and Bank of America, N.A. (“BofA”) as additional defendants. In addition to previously asserted claims, the second amended complaint purported to assert direct and derivative claims for breach of fiduciary duties against Coliseum Capital Management, in its capacity as the controlling stockholder of the Company, in connection with the subordinated note, the Company’s rights offering of Preferred Stock and the standby purchase agreement with Coliseum Capital Management (the “Financing Transactions”). The second amended complaint also alleged that Paul Hastings breached their fiduciary duties as counsel to the Company in connection with the Financing Transactions and that BofA and Paul Hastings aided and abetted certain of the Amended Individual Defendants in breaching their fiduciary duties in connection with the Financing Transactions. The second amended complaint sought, among other things, revision or rescission of the terms of the subordinated note and Preferred Stock, corporate governance reforms, disgorgement of fees paid to RBC Capital Markets, LLC, Paul Hastings and BofA for work relating to the Financing Transactions, unspecified damages and other relief.

On May 20, 2016, the Court granted a six-month stay of the proceeding from the date of such order to allow a special litigation committee, created by the Board, sufficient time to investigate, review and evaluate the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. On October 10, 2016, the Court granted an extension of the stay of the proceeding from November 20, 2016 until January 20, 2017, to allow the special litigation committee additional time to complete its investigation and review, and to determine the Company’s response thereto. On January 20, 2017, the special litigation committee advised the court that the parties to the litigation and the special litigation committee had reached an agreement in principle to settle all of the claims in the litigation. The parties are working to finalize and document the settlement, which will then be presented to the Court for approval.

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

The Company has also indemnified other third parties from and against any and all losses, claims, damages, expenses and liabilities arising out of or in connection with the Company’s acquisition of CCHN Group Holdings, Inc. (operating under the tradename Matrix, and formerly included in our HA Services segment) in October 2014 and related financing commitments, except to the extent that any such losses, claims, damages, expenses and liabilities are found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence, bad faith or willful misconduct of such third parties, or a material breach of such third parties’ obligations under the related agreements.

The Company recorded $1,282 and $310 of such indemnified legal expenses related to this case during the years ended December 31, 2016 and 2015, respectively, which is included in “General and administrative expenses” in the consolidated statements of income. Of these amounts, $757 and $310 for the years ended December 31, 2016 and 2015, respectively, were indemnified legal expenses of related parties. Other legal expenses of the Company related to this matter are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized expense of $210 and $500 for the years ended December 31, 2016 and 2015, respectively. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company has recognized an insurance receivable of $1,645 and $2,210 in “Other receivables” in the consolidated balance sheets at December 31, 2016 and 2015, respectively, with a corresponding liability amount recorded to “Accrued expenses”.

In addition to the matter described above, in the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence.

Other Indemnifications

The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. All representations and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment survive through the 15th month following the closing date, and ended on February 1, 2017. However, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. The Company has received indications from the purchaser of the Human Services segment regarding potential indemnification claims. One potential indemnification claim relates to Rodriguez v. Providence Community Corrections, a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division (the “Rodriquez Litigation”), against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. The purchaser of the Human Services segment announced in September 2016 that the parties to the Rodriguez Litigation accepted a mediation proposal for settlement pursuant to which PCC would pay the plaintiffs $14,000, and the parties are in the process of finalizing the settlement agreement. The outcome of any indemnification claim is uncertain but the Company believes that a significant portion of the settlement amount will be paid by PCC or PCC’s insurance carriers.

The Company has established an accrual of $6,000 with respect to an estimate of loss for potential indemnification claims related to the Company’s former Human Services segment, which is included in “Discontinued operations, net of tax” in the consolidated statements of income for the year ended December 31, 2016. It is reasonably possible losses may be incurred in excess of the $6,000 accrued, given the mediation proposal for settlement described above.

Molina has also threatened to assert other claims against the Company related to Molina’s acquisition of PCC. The Company intends to vigorously defend itself against any such claims.

Litigation is inherently uncertain and the actual losses incurred in the event that the related legal proceedings were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance.

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

As of December 31, 2016, Matrix has certain malpractice claims that arose prior to the Company’s date of purchase. The Company believes it is reasonably possible that a loss has occurred; however, it is not able to reliably estimate the amount of such loss. Although the Company does not believe that the aggregate amount of liability reasonably possible with respect to these matters would have a material adverse effect on its financial results, litigation is inherently uncertain and the actual losses incurred in the event that the Company’s legal proceedings were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at December 31, 2016.

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NET Services as of December 31, 2016. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $1,430 and $1,247 at December 31, 2016 and 2015, respectively.

20.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 19, Commitments and Contingencies. Preferred Stock dividends earned by the Standby Purchasers during the years ended December 31, 2016 and 2015 totaled $4,213 and $3,739, respectively.

The Company operates a call center in Phoenix, Arizona. The building in which the call center is located was leased to the Company from VWP McDowell, LLC (“McDowell”) until July 2014, at which time McDowell sold its interest in the property. Certain immediate family members of the then Chief Executive Officer of NET Services had a partial ownership interest in McDowell. In the aggregate these family members owned an approximate 13% interest in McDowell directly and indirectly through a trust. For 2014, the Company expensed $234 in lease payments to McDowell.

21. Discontinued Operations

Effective October 19, 2016, the Company completed the Matrix Transaction. At the Closing, (i) cash consideration of $180,614 was paid by the Subscriber to Matrix based upon an enterprise value of $537,500 and (ii) Matrix borrowed approximately $198,000 pursuant to a credit and guaranty agreement providing for term loans in an aggregate principal amount of $198,000 and revolving loan commitments in an aggregate principal amount not to exceed $10,000, which was not drawn at the Closing. At the Closing, Matrix distributed $381,163 to Providence, in full satisfaction of a promissory note and accumulated interest between Matrix and Providence. At the Closing, Providence made a $5,663 capital contribution to Matrix, as described in the Subscription Agreement, as amended, based upon its pro-rata ownership of Matrix, to fund the near-term cash needs of Matrix. On the day that was fifteen days following the Closing Date, Providence was, to the extent payable pursuant to the terms of the Subscription Agreement, as amended, entitled to receive from Matrix, or required to pay to Matrix, subsequent working capital adjustment payments. Providence received an initial payment of $5,172 from Matrix in November 2016 which is net of the capital contribution of $5,663 described above, based upon the initial working capital calculation as described in the Subscription Agreement. Additionally, in February 2017, the Company received a $75 payment from Matrix representing the final working capital adjustment payment.

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the Matrix stock subscription transaction resulting in the Company no longer owning a controlling interest in Matrix, and determined that those held for sale conditions for discontinued operations presentation were met during the third quarter of 2016. As such, the historical financial results of Matrix, the Company’s historical HA Services segment, and the related income tax effects have been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements through October 19, 2016.

The Company has continuing involvement with Matrix through its retention of 46.8% of the equity interests in Matrix, as well as through a management consulting agreement, not to exceed ten years. Prior to the Matrix Transaction, the Company owned 100% of the equity interest in Matrix. Subsequent to the Matrix Transaction, the Company accounts for its investment in Matrix under the equity method of accounting. The Company’s 46.8% share of Matrix’s losses subsequent to the Matrix Transaction, which totaled $1,789, is recorded as “Equity in net loss of investees” in its consolidated statement of income for the year ended December 31, 2016. Matrix’s pretax loss for the period of October 19, 2016 through December 31, 2016 totaled $7,027 and includes $6,367 of transaction related expenses. There have been no cash inflows or outflows from or to Matrix subsequent to the closing of the Matrix Transaction, other than the working capital adjustments discussed above, however the Company will receive management fees associated with its ongoing relationship with Matrix, of which $185 is included in “Other receivables” in the consolidated balance sheet at December 31, 2016.

On September 3, 2015, the Company entered into a Purchase Agreement, pursuant to which the Company agreed to sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising the Company’s Human Services segment, in exchange for cash proceeds of approximately $200,000 prior to adjustments for estimated working capital, certain seller transaction costs, debt assumed by the buyer, and a $20,099 cash payment received for the Providence Human Services cash and cash equivalents on hand at closing. The net proceeds were $230,703, although $10,000 is held in an indemnity escrow and recorded within “Prepaid expenses and other” in the consolidated balance sheet at December 31, 2016. Proceeds include a customary working capital adjustment of $13,246. During the year ended December 31, 2016, the Company recorded additional expenses related to the Human Services segment, principally related to legal proceedings as described in Note 19, Commitment and Contingences, related to an indemnified legal matter.

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the years ended December 31, 2016, 2015 and 2014. The HA Services segment column in the table below for the year ended December 31, 2016 reflects the financial results for HA Services from January 1, 2016 through October 19, 2016. The HA Services segment column in the table below for the year ended December 31, 2014 reflects the financial results for HA Services from October 24, 2014 through December 31, 2014.

	Year ended December 31, 2016
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$-	$166,090	$166,090

Operating expenses:
Service expense	-	120,906	120,906
General and administrative expense	7,966	2,148	10,114
Depreciation and amortization	-	21,121	21,121
Total operating expenses	7,966	144,175	152,141
Operating income (loss)	(7,966)	21,915	13,949

Other expenses:
Write-off of deferred financing fees	-	2,302	2,302
Interest expense, net	-	9,929	9,929
Income (loss) from discontinued operations before gain on disposition and income taxes	(7,966)	9,684	1,718
Gain on disposition	-	167,895	167,895
(Provision) benefit for income taxes	2,401	(63,254)	(60,853)
Discontinued operations, net of tax	$(5,565)	$114,325	$108,760

	Year ended December 31, 2015
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$291,510	$217,436	$508,946

Operating expenses:
Service expense	264,293	163,211	427,504
General and administrative expense	14,975	2,630	17,605
Asset impairment charge	1,593	-	1,593
Depreciation and amortization	4,831	29,472	34,303
Total operating expenses	285,692	195,313	481,005
Operating income	5,818	22,123	27,941

Other expenses:
Interest expense, net	2,829	14,359	17,188
Income from discontinued operations beforegain on disposition and income taxes	2,989	7,764	10,753
Gain on disposition	123,129	-	123,129
Provision for income taxes	(24,318)	(1,693)	(26,011)
Discontinued operations, net of tax	$101,800	$6,071	$107,871

	Year ended December 31, 2014
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$344,960	$43,331	$388,291

Operating expenses:
Service expense	315,008	35,185	350,193
General and administrative expense	19,134	421	19,555
Asset impairment charge	6,915	-	6,915
Depreciation and amortization	6,655	5,619	12,274
Total operating expenses	347,712	41,225	388,937
Operating income (loss)	(2,752)	2,106	(646)

Other expenses:
Interest expense, net	1,478	2,899	4,377
Loss from discontinued operations	(4,230)	(793)	(5,023)
Benefit for income taxes	588	199	787
Discontinued operations, net of tax	$(3,642)	$(594)	$(4,236)

Interest expense, net

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the portion of the debt that was required to be paid with the proceeds from the sale of the Human Services segment and the Matrix Transaction. The total allocated interest expense is included in “Interest expense, net” in the tables above. The total allocated interest expense for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year ended December 31,
	2016	2015	2014
Human Services Segment	$-	$2,871	$1,519
HA Services Segment	9,939	14,376	2,904
Total	$9,939	$17,247	$4,423

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2015:

December 31,
2015

Cash and cash equivalents	$5,014
Accounts receivable, net of allowance of $1,208	21,117
Prepaid expenses and other	3,094
Deferred tax assets	2,986
Current assets of discontinued operations held for sale	$32,211

Property and equipment, net	$11,629
Goodwill	210,071
Intangible assets, net	216,387
Other assets	3,313
Non-current assets of discontinued operations held for sale	$441,400

Current portion of long-term obligations
Accounts payable	$1,988
Accrued expenses	13,116
Reinsurance liability reserve	745
Current liabilities of discontinued operations held for sale	$15,849

Other long-term liabilities	$2,197
Deferred tax liabilities	85,071
Non-current liabilities of discontinued operations held for sale	$87,268

The reserve for the estimated loss under the indemnifications in connection with the sale of the Human Services segment, as described in Note 19, Commitments and Contingencies, is included within “Accrued expenses” on the consolidated balance sheet at December 31, 2016.

Cash Flow Information

The following table presents depreciation, amortization, capital expenditures and significant operating noncash items of the discontinued operations for the years ended December 31, 2016, 2015 and 2014:

	For the year ended December 31, 2016
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$-	$3,661	$3,661
Amortization	-	17,460	17,460
Stock based compensation	-	(18)	(18)
Deferred income taxes	-	52,338	52,338

Cash flows from discontinued investing activities:
Purchase of property and equipment	$-	$9,174	$9,174

	For the year ended December 31, 2015
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$2,376	$3,370	$5,746
Amortization	2,455	26,102	28,557
Asset impairment charge	1,593	-	1,593
Stock based compensation	7	108	115
Deferred income taxes	(5,680)	730	(4,950)

Cash flows from discontinued investing activities:
Purchase of property and equipment	$2,224	$8,079	$10,303

	For the year ended December 31, 2014
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$3,202	$608	$3,810
Amortization	3,453	5,011	8,464
Asset impairment charge	6,915	-	6,915
Stock based compensation	6	-	6
Deferred income taxes	(155)	683	528

Cash flows from discontinued investing activities:
Purchase of property and equipment	$4,766	$2,115	$6,881

22.    Segments

The Company is a holding company, which owns interests in subsidiaries and other companies that are primarily engaged in the provision of healthcare and workforce development services. The subsidiaries and other companies in which the Company holds interests comprise the following segments:

●	NET Services – Nationwide provider of non-emergency medical transportation programs for state governments and managed care organizations.

●	WD Services – Global provider of employment preparation and placement and legal offender rehabilitation services to eligible participants of government sponsored programs.

●

Matrix Investment – Minority interest in nationwide provider of in-home care optimization and management solutions, including comprehensive health assessments, to members of managed care organizations, accounted for as an equity method investment.

Effective October 19, 2016, pursuant to the Matrix Transaction, the Company no longer owns a controlling interest in Matrix, which historically constituted the HA Services segment as further discussed in Note 21, Discontinued Operations. As the HA Services segment, through October 19, 2016, is presented as a discontinued operation, it is not reflected in the Company’s segment disclosures.  However, the Company accounts for its noncontrolling interest in Matrix from October 19, 2016 through December 31, 2016 as an equity method investment, which solely comprises Matrix Investment in the table below.

Segment results are based on how the Company’s chief operating decision maker (“CODM”) manages the Company’s business, makes operating decisions and evaluates operating performance. The operating results of the segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by Corporate on behalf of the segment. Indirect expenses, including unallocated corporate functions and expenses, such as executive, accounting, finance, human resources, information technology and legal, as well as the results of SPCIC and elimination entries recorded in consolidation are reflected in Corporate and Other.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the years ended December 30, 2016, 2015 and 2014.

	Year Ended December 31, 2016
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$1,234,364	$344,403	$-	$122	$1,578,889
Service expense	1,133,501	320,147	-	(894)	1,452,754
General and administrative expense	11,406	30,300	-	28,205	69,911
Asset impairment charge	-	19,588	-	1,415	21,003
Depreciation and amortization	12,375	13,824	-	405	26,604
Operating income (loss)	$77,082	$(39,456)	$-	$(29,009)	$8,617

Loss on equity investment	$-	$8,498	$1,789	$-	$10,287
Investment in equity method investee	$-	$4,161	$157,202	$-	$161,363
Total assets	$313,169	$162,644	$157,202	$61,379	$694,394
Long-lived asset expenditures	$10,845	$19,810	$-	$1,387	$32,042

	Year Ended December 31, 2015
	NET Services	WD Services	Corporate and Other	Total
Service revenue, net	$1,083,015	$395,059	$(64)	$1,478,010
Service expense	991,659	393,803	(4,308)	1,381,154
General and administrative expense	10,704	29,846	30,436	70,986
Depreciation and amortization	9,429	13,776	793	23,998
Operating income (loss)	$71,223	$(42,366)	$(26,985)	$1,872

Loss on equity investment	$-	$10,970	$-	$10,970
Investment in equity method investee	$-	$9,324	$-	$9,324
Total assets	$296,591	$213,042	$66,958	$576,591
Long-lived asset expenditures	$12,232	$11,869	$668	$24,769

	Year Ended December 31, 2014
	NET Services	WD Services	Corporate and Other	Total
Service revenue, net	$884,287	$208,763	$(170)	$1,092,880
Service expense	800,454	184,919	3,227	988,600
General and administrative expense	8,406	(2,072)	37,746	44,080
Depreciation and amortization	7,698	8,406	1,109	17,213
Operating income (loss)	$67,729	$17,510	$(42,252)	$42,987

Long-lived asset expenditures	$12,477	$104,594	$473	$117,544

During the year ended December 31, 2014, the Company reported its segment activities under a full absorption method, where all corporate direct and indirect costs were allocated to the reporting segments. Additionally, the oversight of two legacy businesses was transferred to the management of WD Services in 2015. In fiscal 2015, a decision was made by the CODM to retain indirect costs at Corporate because the operating segments have no ability to control or manage these costs and the costs have no direct relationship to revenue earned or operating costs incurred by the segment. In addition, the amount of direct expense incurred by Corporate on behalf of the segments was limited, as each of the Company’s segments operated and continue to operate with their own infrastructure, workforce and processes, which further supported retaining indirect costs at Corporate rather than allocating all Corporate costs to the segments. Separate reporting of indirect costs within Corporate and Other also allows the CODM to better track and manage these costs and allows the Company’s shareholders greater transparency into costs associated with revenue generation and administration of the Company. The segment results for the year ended December 31, 2014 have been recast to reflect the current management of the segments. The operating income (loss) for NET Services and WD Services as originally reported for the year ended December 31, 2014 included an allocation of indirect corporate overhead expense of $11,224 and $8,819, respectively.

Geographic Information

The following table details the Company’s revenue from continuing operations and long-lived assets by geographic location.

	For the year ended December 31, 2016
	United	United	Other	Consolidated
	States	Kingdom	Foreign	Total
Service revenue, net	$1,250,687	$235,061	$93,141	$1,578,889
Long-lived assets (a)	32,007	9,823	4,390	46,220

	For the year ended December 31, 2015
	United	United	Other	Consolidated
	States	Kingdom	Foreign	Total
Service revenue, net	$1,099,918	$298,386	$79,706	$1,478,010
Long-lived assets (a)	30,947	11,173	4,038	46,158

	For the year ended December 31, 2014
	United	United	Other	Consolidated
	States	Kingdom	Foreign	Total
Service revenue, net	$902,418	$139,065	$51,397	$1,092,880

(a)	Represents property and equipment, net.

Domestic service revenue, net, totaled 79.2%, 74.4% and 82.6% of service revenue, net for the years ended December 31, 2016, 2015 and 2014, respectively. Foreign service revenue, net, totaled 20.8%, 25.6% and 17.4% of service revenue, net for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, $76,579 of the Company’s net assets from continuing operations were located in countries outside of the U.S. At December 31, 2015, $108,587 of the Company’s net assets from continuing operations were located in countries outside of the U.S.

Customer Information

10.2%, 11.0% and 13.7% of the Company’s consolidated revenue was derived from one U.S. state Medicaid program for the years ended December 31, 2016, 2015 and 2014, respectively. 10.7% and 11.2% of the Company’s consolidated revenue was derived from the one UK governmental agency for the years ended December 31, 2015 and 2014, respectively. In addition, substantially all of the Company’s revenues are generated from domestic and foreign governmental agencies or entities that contract with governmental agencies.

23.    Quarterly Results (Unaudited)

The quarterly consolidated financial statements presented below reflect HA Services and Human Services as discontinued operations for all periods presented.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2016 (1)(2)	2016 (1)(2)	2016 (1)(2)(3)	2016 (2)(4)(5)(6)

Service revenue, net	$382,058	$398,359	$412,512	$385,960
Operating Income	8,304	6,712	9,793	(16,192)
Income (loss) from continuing operations, net of tax	1,376	1,624	3,743	(25,657)
Discontinued operations, net of tax	753	2,370	(2,791)	108,428
Net income attributable to Providence	2,235	4,623	650	84,420
Earnings (loss) per common share (11):
Basic	$0.07	$0.21	$(0.05)	$4.92
Diluted	$0.07	$0.21	$(0.05)	$4.92

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2015 (1)(7)	2015 (1)(7)	2015 (1)(7)	2015 (7)(8)(9)(10)

Service revenue, net	$362,398	$362,834	$379,568	$373,210
Operating Income (loss)	14,259	8,870	2,582	(23,839)
Income (loss) from continuing operations, net of tax	4,359	3,450	(3,905)	(28,581)
Discontinued operations, net of tax	1,889	3,125	(1,505)	104,362
Net income (loss) attributable to Providence	6,236	6,634	(5,571)	76,396
Earnings (loss) per common share (11):
Basic	$0.32	$0.26	$(0.41)	$4.05
Diluted	$0.32	$0.26	$(0.41)	$4.05

(1)

The Company classified interest expense, net of tax, of $221, $236 and $229 for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively, and $251, $246 and $252 for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively, to Discontinued Operations. Such amounts were previously classified as continuing operations in the Company’s Form 10-Q for the period ended September 30, 2016. These amounts relate to the finalization of interest expense allocated to discontinued operations associated with the debt that was required to be repaid upon the completion of the Matrix stock subscription transaction.

(2)

Includes equity in net loss of investee of $2,717, $1,459, $1,544 and $2,801, for the quarters ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively, related to the Company’s investment in Mission Providence. Includes equity in net loss of investee of $1,789, for the quarter ending December 31, 2016, related to the Company’s investment in Matrix.

(3)

The Company recorded expenses, net of tax, of $5,035 in Discontinued operations, net of tax, in the quarter ending September 30, 2016 related to the Company’s former Human Services segment, which are principally related to an ongoing legal matter.

(4)

Service revenue, net for the quarter ending December 31, 2016 decreased from the quarter ended September 30, 2016 primarily due to decreased revenue associated with the WD Services’ National Citizen Service summer youth programs, which are seasonal in nature. Additionally, the quarter ended September 30, 2016 included revenue of $5,367 under the WD Services’ offender rehabilitation program related to the finalization of a contractual adjustment for the contract years ending March 31, 2015 and 2016.

(5)

The Company recorded an asset impairment charge of $1,415 related to the building and land utilized by the holding company, which was sold effective December 30, 2016. Also, the Company recorded asset impairment charges in its WD Services segment of $9,983, $4,381 and $5,224 to its property and equipment, intangible assets and goodwill, respectively.

(6)	Includes gain on loss of controlling interest in Matrix, net of tax, of $109,403.

(7)

Includes equity in net loss of investee of $2,483, $1,059, $4,465 and $2,962, for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively, related to the Company’s investment in Mission Providence which incurred significant start-up costs during 2015.

(8)

The Company incurred $20,944 of expense related to restricted shares and cash placed into escrow at the time of the Ingeus acquisition. The shares and cash were placed into escrow concurrent with the payment of the acquisition consideration paid for Ingeus; however, because two sellers of Ingeus remained employees post acquisition, the value of the shares and cash was recognized as compensation expense over the escrow term. Acceleration of this expense was triggered when the two sellers separated from the Company.

(9)	Includes gain on disposition, net of tax, of $100,332, in relation to the sale of the Company’s Human Services segment.

(10)	Includes a gain due to a reduction in the estimated fair value of contingent consideration of $2,469 in 2015 related to the Ingeus acquisition.

(11)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2016). Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented in Part II, Item 8, of this Annual Report and is hereby incorporated by reference.

Report of Independent Registered Public Accounting Firm

The attestation report of the registered public accounting firm on the Company’s internal control over financial reporting is presented in Part II, Item 8, of this Annual Report and is hereby incorporated by reference.

Changes in Internal Control Over Financial Reporting

The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2017 annual meeting of stockholders; provided that if such proxy statement is not filed on or before May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controller and persons performing similar functions, as well as our directors, officers and employees. This code of ethics is part of our broader Compliance and Ethics Plan and Code of Conduct, which is available free of charge in the Investor Relations section of our website at www.prscholdings.com. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer on our website. The information contained on our website is not part of, and is not incorporated in, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 11.	Executive Compensation.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2017 annual meeting of stockholders; provided that if such proxy statement is not filed on or before May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2017 annual meeting of stockholders; provided that if such proxy statement is not filed on or before May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2017 annual meeting of stockholders; provided that if such proxy statement is not filed on or before May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 14.	Principal Accounting Fees and Services.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2017 annual meeting of stockholders; provided that if such proxy statement is not filed on or before May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2016 and 2015;

•	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Stockholders’ Equity at December 31, 2016, 2015 and 2014; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning of	costs and	other				end of
	period	expenses	accounts		Deductions		period

Year Ended December 31, 2016:
Allowance for doubtful accounts	$4,380	$3,298	$1,058	(1)	$2,835	(2)	$5,901

Year Ended December 31, 2015:
Allowance for doubtful accounts	$3,198	$1,928	$1,152	(1)	$1,898	(2)	$4,380

Year Ended December 31, 2014:
Allowance for doubtful accounts	$2,465	$881	$2,717	(1)	$2,865	(2)	$3,198

Notes:

Schedule above has been recast from prior year to exclude activity related to discontinued operations.

(1)	Amounts primarily include the allowance for contractual adjustments related to our non-emergency transportation services operating segment that are recorded as adjustments to non-emergency transportation services revenue. Amount additionally includes impact from change in foreign currency rates.
(2)	Write-offs, net of recoveries

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

 (3) Exhibits

Exhibit Number	Description
2.1

Share Sale Agreement, dated as of March 31, 2014, by and among The Providence Service Corporation, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead and GK Ashmead Holdings Pty Limited (as trustee of the GK Ashmead Nominees Trust) (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 1, 2014).

2.2

Australian Share Sale Agreement Side Deed, dated as of March 31, 2014, by and among The Providence Service Corporation, Pinnacle Australia Holdco Pty Ltd, Thérèse Virginia Rein, Gregory Kenneth Ashmead, GK Ashmead Holdings Pty Limited (as trustee of the GK Ashmead Nominees Trust) and Deloitte LLP (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 1, 2014).

2.3

Agreement and Plan of Merger, dated as of September 17, 2014, by and among The Providence Service Corporation, Matrix Acquisition Co., CCHN Group Holdings, Inc. and the Holders' Representative named therein (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on September 18, 2014).

2.4

Membership Interest Purchase Agreement, dated September 3, 2015, by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp. and Molina Healthcare, Inc. (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on September 8, 2015).

2.5

Amendment to Membership Interest Purchase Agreement, dated October 30, 2015, by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp. and Molina Pathways, LLC, as assignee of Molina Healthcare, Inc. (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 5, 2015).

2.6

Stock Subscription Agreement, dated as of August 28, 2016, by and among The Providence Service Corporation, CCHN Group Holdings, Inc. and Mercury Fortuna Buyer, LLC (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 31, 2016).

2.7

Amendment No. 1, dated as of October 19, 2016, to the Stock Subscription Agreement, dated August 28, 2016, by and among The Providence Service Corporation, CCHN Group Holdings, Inc. and Mercury Fortuna Buyer, LLC (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 25, 2016).

3.1

Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 9, 2011 (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (SEC file Number 001-34221)).

3.2

Certificate of Amendment of the Certificate of Incorporation of The Providence Service Corporation, dated as of May 6, 2015 (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 7, 2015).

3.3

Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010 (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010 (SEC file Number 001-34221)).

4.1	Certificate of Designations of Series A Convertible Preferred Stock of The Providence Service Corporation, dated as of February 6, 2015 (Incorporated by reference from an exhibit to Amendment No. 1 to the registrant’s annual report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on April 30, 2015).

10.1

Amended and Restated Credit and Guaranty Agreement, dated as of August 2, 2013 (the “Credit Agreement”), by and among The Providence Service Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. and the lenders party thereto (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 5, 2013).

10.2

Amended and Restated Pledge Agreement, dated as of August 2, 2013, by and among The Providence Service Corporation, certain of its subsidiaries party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 5, 2013).

10.3

Amended and Restated Security Agreement, dated as of August 2, 2013, by and among The Providence Service Corporation, certain of its subsidiaries party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 5, 2013).

10.4

First Amendment to Amended and Restated Credit and Guaranty Agreement and Consent, dated as of May 28, 2014, by and among The Providence Service Corporation, the Guarantors named therein, the New Subsidiaries named therein, the Lenders and New Lender named therein and Bank of America, N.A., as administrative agent (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 3, 2014).

10.5

Second Amendment to the Amended and Restated Credit and Guaranty Agreement and Consent, dated as of October 23, 2014, by and among The Providence Service Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., SunTrust Bank, Royal Bank of Canada, BMO Harris Bank, N.A., HSBC Bank USA, National Association, the other Lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc., and RBC Capital Markets (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 24, 2014).

10.6

Third Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement, dated as of September 3, 2015, by and among The Providence Service Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., Sun Trust Bank, Royal Bank of Canada, BMO Harris Bank, N.A., HSBC Bank USA, National Association, the other lenders party thereto, Merrill Lynch Pierce, Fenner & Smith Incorporated, Sun Trust Robinson Humphrey, Inc. and RBC Capital Markets (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on September 8, 2015).

10.7	Fourth Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement, dated as of August 28, 2016, by and among The Providence Service Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 31, 2016).

10.8	Standby Purchase Agreement, dated October 23, 2014, by and among The Providence Service Corporation, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., and Blackwell Partners, LLC (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 24, 2014).

10.9+

Employment Agreement, dated January 14, 2015, by and between The Providence Service Corporation and James Lindstrom (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 21, 2015).

10.10+

Employment Agreement, dated August 6, 2015, by and between The Providence Service Corporation and James Lindstrom (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.11+

Employment Agreement, dated as of September 28, 2015, by and between The Providence Service Corporation and David Shackelton (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 20, 2015).

10.12+

Employment Agreement, dated April 4, 2016, between The Providence Service Corporation and Sophia Tawil (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016).

10.13+

Employment Agreement, dated March 24, 2014, between The Providence Service Corporation and Herman Schwarz (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on March 28, 2014).

10.14+

Extension of Employment Agreement, dated March 24, 2014, between The Providence Service Corporation and Herman Schwarz (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 2, 2016).

10.15+

Extension of Employment Agreement, dated March 24, 2014, between The Providence Service Corporation and Herman Schwarz (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 9, 2016).

10.16*+	Extension of Employment Agreement, dated March 24, 2014, between The Providence Service Corporation and Herman Schwarz.

10.17*+	Letter Agreement between Herman Schwarz and The Providence Service Corporation, dated January 4, 2017.

10.18+

The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended and restated, effective June 30, 2015 (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.19+

The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on June 14, 2016).

10.20+

Form of Restricted Stock Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 (SEC file Number 001-34221)).

10.21+

Form of Stock Option Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 (SEC file Number 001-34221)).

10.22+

Form of 2011 Performance Restricted Stock Unit Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 (SEC file Number 001-34221)).

10.23+

Form of 2012 Performance Restricted Stock Unit Agreements (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (SEC file Number 001-34221)).

10.24+

Form of 2013 Performance Restricted Stock Unit Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 10, 2013).

10.25+

Form of 2014 Performance Restricted Stock Unit Agreements (Incorporated by reference from an exhibit to Amendment No. 1 to the registrant’s annual report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on April 30, 2015).

10.26+

Form of 2015 Performance Restricted Stock Unit Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

10.27+	Form of Special Incentive Stock Option Award Agreement (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.28+	Form of Matching Incentive Stock Option Award Agreement (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.29+	2015 Holding Company LTI Program (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.30+

2015 Holding Company LTI Program, as amended and effective on November 4, 2016 (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 9, 2016).

10.31

Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated as of October 19, 2016 (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 25, 2016).

12.1*	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of KPMG LLP (Mercury Parent, LLC financial statements).

23.3*	Consent of KPMG Australia (Mission Providence Pty Limited financial statements).

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

99.1*	Financial Statements of Mercury Parent, LLC.

99.2*	Financial Statements of Mission Providence Pty Limited.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ James M. Lindstrom
James M. Lindstrom Chief Executive Officer

Dated: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. LINDSTROM	Chief Executive Officer and Director	March 10, 2017
James M. Lindstrom	(Principal Executive Officer)

/S/ DAVID C. SHACKELTON	Chief Financial Officer	March 10, 2017
David C. Shackelton	(Principal Financial Officer)

/S/ WILLIAM SEVERANCE	Chief Accounting Officer	March 10, 2017
William Severance	(Principal Accounting Officer)

/S/ CHRISTOPHER S. SHACKELTON	Chairman of the Board	March 10, 2017
Christopher S. Shackelton

/S/ TODD J. CARTER	Director	March 10, 2017
Todd J. Carter

/S/ DAVID A. COULTER	Director	March 10, 2017
David A. Coulter

/S/ RICHARD A. KERLEY	Director	March 10, 2017
Richard A. Kerley

/S/ KRISTI L. MEINTS	Director	March 10, 2017
Kristi L. Meints

/S/ LESLIE V. NORWALK	Director	March 10, 2017
Leslie V. Norwalk

/S/ FRANK J. WRIGHT	Director	March 10, 2017
Frank J. Wright