Form 10-Q
period 2017-03-31
PROVIDENCE SERVICE CORP
filed 2017-05-10
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-34221

The Providence Service Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Canal Street, Third Floor Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

(203) 307-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 5, 2017, there were outstanding 13,467,098 shares (excluding treasury shares of 3,943,985) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,882	$72,262
Accounts receivable, net of allowance of $5,431 in 2017 and $5,901 in 2016	161,342	162,115
Other receivables	11,696	12,639
Prepaid expenses and other	41,328	37,895
Restricted cash	2,624	3,192
Total current assets	299,872	288,103
Property and equipment, net	47,112	46,220
Goodwill, net	119,893	119,624
Intangible assets, net	47,526	49,124
Equity investments	159,360	161,363
Other assets	9,460	8,397
Restricted cash, less current portion	10,911	10,938
Deferred tax asset	3,622	1,510
Total assets	$697,756	$685,279
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$1,742	$1,721
Accounts payable	24,142	22,177
Accrued expenses	111,829	102,381
Accrued transportation costs	90,955	72,356
Deferred revenue	22,756	20,522
Reinsurance and related liability reserves	7,099	8,639
Total current liabilities	258,523	227,796
Long-term obligations, less current portion	1,199	1,890
Other long-term liabilities	25,048	22,380
Deferred tax liabilities	57,939	57,973
Total liabilities	342,709	310,039
Commitments and contingencies (Note 11)
Reedeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,398 and 803,398 issued and outstanding; 5.5%/8.5% dividend rate	77,565	77,565
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,406,110 and 17,315,661 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	305,521	302,010
Retained earnings	150,453	156,718
Accumulated other comprehensive loss, net of tax	(32,248)	(33,449)
Treasury shares, at cost, 3,943,985 and 3,478,676 shares	(144,192)	(125,201)
Total Providence stockholders' equity	279,551	300,095
Noncontrolling interest	(2,069)	(2,420)
Total stockholders' equity	277,482	297,675
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$697,756	$685,279

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended March 31,
	2017	2016

Service revenue, net	$399,494	$382,036

Operating expenses:
Service expense	369,410	348,676
General and administrative expense	17,027	18,516
Depreciation and amortization	6,269	6,540
Total operating expenses	392,706	373,732
Operating income	6,788	8,304

Other expenses:
Interest expense, net	352	494
Equity in net loss of investees	2,060	2,717
Gain on foreign currency transactions	(62)	(75)
Income from continuing operations before income taxes	4,438	5,168
Provision for income taxes	2,523	3,792
Income from continuing operations, net of tax	1,915	1,376
Discontinued operations, net of tax	(5,866)	753
Net (loss) income	(3,951)	2,129
Net (income) loss attributable to noncontrolling interests	(374)	106
Net (loss) income attributable to Providence	$(4,325)	$2,235

Net (loss) income available to common stockholders (Note 9)	$(5,473)	$1,002

Basic (loss) earnings per common share:
Continuing operations	$0.03	$0.02
Discontinued operations	(0.43)	0.05
Basic (loss) earnings per common share	$(0.40)	$0.07

Diluted (loss) earnings per common share:
Continuing operations	$0.03	$0.02
Discontinued operations	(0.43)	0.05
Diluted (loss) earnings per common share	$(0.40)	$0.07

Weighted-average number of common shares outstanding:
Basic	13,704,272	15,057,598
Diluted	13,768,524	15,185,548

See accompanying notes to the unaudited condensed consolidated financial statements

 The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended March 31,
	2017	2016

Net (loss) income	$(3,951)	$2,129
Net (income) loss attributable to noncontrolling interest	(374)	106
Net (loss) income attributable to Providence	(4,325)	2,235
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,201	(1,492)
Other comprehensive income (loss):	1,201	(1,492)
Comprehensive (loss) income	(2,750)	637
Comprehensive (loss) income attributable to noncontrolling interest	(351)	93
Comprehensive (loss) income attributable to Providence	$(3,101)	$730

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2017	2016
Operating activities
Net (loss) income	$(3,951)	$2,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,306	5,521
Amortization	1,963	8,815
Provision for doubtful accounts	198	494
Stock-based compensation	1,466	612
Deferred income taxes	(2,795)	(3,954)
Amortization of deferred financing costs and debt discount	175	532
Equity in net loss of investees	2,060	2,717
Other non-cash charges (credits)	(61)	(43)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,063	22,520
Prepaid expenses and other	(1,906)	(1,735)
Reinsurance liability reserve	(1,404)	(1,728)
Accounts payable and accrued expenses	12,339	4,071
Income taxes payable on sale of business	-	(28,337)
Accrued transportation costs	18,599	19,930
Deferred revenue	2,007	516
Other long-term liabilities	2,139	2,615
Net cash provided by operating activities	36,198	34,675
Investing activities
Purchase of property and equipment	(5,738)	(9,814)
Net increase in short-term investments	(3)	(5)
Equity investments	-	(3,229)
Loan to joint venture	(566)	-
Restricted cash for reinsured claims losses and other	595	2,514
Net cash used in investing activities	(5,712)	(10,534)
Financing activities
Preferred stock dividends	(1,090)	(1,099)
Repurchase of common stock, for treasury	(18,753)	(19,579)
Proceeds from common stock issued pursuant to stock option exercise	99	176
Repayment of long-term debt	-	(7,750)
Proceeds from long-term debt	-	15,000
Capital lease payments and other	(670)	-
Net cash used in financing activities	(20,414)	(13,252)
Effect of exchange rate changes on cash	548	(442)
Net change in cash and cash equivalents	10,620	10,447
Cash and cash equivalents at beginning of period	72,262	84,770
Cash and cash equivalents at end of period	$82,882	$95,217

Supplemental cash flow information:
Cash paid for interest	$254	$3,165
Cash paid for income taxes	$454	$28,564
Accrued unfunded future equity investment capital contributions	$-	$1,531

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as the single source of authoritative non-SEC accounting and reporting standards to be applied by non-governmental entities. All amounts are presented in United States (“U.S.”) dollars, unless otherwise noted.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the results of the interim periods have been included.

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on management of these affiliates to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from the affiliates’ independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”) with Providence retaining a 46.8% equity interest (the “Matrix Transaction”). Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s Health Assessment Services (“HA Services”) segment. Operating results for this segment are reported as discontinued operations, net of tax in the condensed consolidated statements of income for the three months ended March 31, 2016. See Note 13, Discontinued Operations, for further information. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for additional information on other reclassifications.

2. Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the three months ended March 31, 2017:

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-17 retrospectively on January 1, 2017, which resulted in the reclassification of the December 31, 2016 deferred tax assets-current balance of $6,825 and non-current deferred tax assets of $2,493 to long-term deferred tax liabilities in the amount of $9,318.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 instead specifies that the investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and apply the equity method of accounting as of the date the investment became qualified for equity method accounting. ASU 2016-07 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied prospectively. The Company adopted ASU 2016-07 on January 1, 2017. The adoption of ASU 2016-07 had no impact on the Company’s financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017, and elected to recognize forfeitures as they occur. As a result, the Company recorded a cumulative effect adjustment of $850 to retained earnings as of January 1, 2017. Upon adoption, all excess tax benefits and tax deficiencies related to employee share-based payments are recognized through income tax expense prospectively. For the three months ended March 31, 2017, the Company recorded excess tax benefits of $210 as a reduction to the provision for income taxes. The Company excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis resulting in a decrease in diluted weighted average shares outstanding of 1,378 shares for the three months ended March 31, 2017.

The Company elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. This resulted in an increase in cash flows provided by operating activities of $41 and an increase of $41 in cash flows used in financing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2016. Additionally, ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically classified these amounts.

Updates to the recent accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2016 are as follows:

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

Each of these ASUs are effective for public companies for annual reporting periods (and interim reporting periods within those annual reporting periods) beginning after December 15, 2017 and permit entities to transition using either a full retrospective or modified retrospective methodology. The Company has developed an adoption plan, assembled a cross-functional project team and begun to assess the impacts of applying ASC 606 to the Company’s financial statements, information systems and internal controls. The Company has performed an initial detailed review of a significant number of its existing contracts with customers. These reviews have focused on several key considerations which could impact the Company's accounting and reporting under the new standard:

●	the effect of specified clauses on the term of many of the Company’s contracts with customers;

●	the nature of the promises in many of the Company’s contracts with customers to perform integrated services over a period of time;

●	the manner in which the Company will measure its progress towards fully satisfying its performance obligations; and

●	whether and how much variable consideration to include when determining the transaction prices for its contracts with customers.

Management’s assessment is ongoing; therefore, the Company has not yet determined with certainty the impact of applying ASC 606. However, management does not believe the impact on its financial statements will be significant based on the procedures performed to date.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact that adopting ASU 2017-01 will have on its consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 232) (“ASU 2017-03”). ASU 2017-03 expands required qualitative disclosures when registrants cannot reasonably estimate the impact that adoption of an ASU will have on the financial statements. Such qualitative disclosures would include a comparison of the registrant’s new accounting policies, if determined, to current accounting policies, a description of the status of the registrant’s process to implement the new standard and a description of the significant implementation matters yet to be addressed by the registrant. Other than enhancements to the qualitative disclosures regarding future adoption of new ASUs, adoption of the provisions of this standard is not expected to have any impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently assessing the impact of adoption.

There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for the year ended December 31, 2016.

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

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital. As a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s losses are recorded as “Equity in net loss of investees” in the accompanying condensed consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the condensed consolidated statements of cash flows as “Equity investments.”

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Mission Providence as of March 31, 2017 and December 31, 2016:

	Equity Investments	Other Assets	Accrued Expenses	Maximum Exposure to Loss
March 31, 2017	$2,868	$573	$-	$3,441
December 31, 2016	$4,021	$-	$-	$4,021

Other assets represent a loan to Mission Providence, which was made during the three months ended March 31, 2017. Summary financial information for Mission Providence on a standalone basis is as follows:

	March 31, 2017	December 31, 2016
Current assets	$756	$4,640
Long-term assets	10,867	10,473
Current liabilities	12,186	12,844
Long-term liabilities	-	1,655

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenue	$9,388	$7,418
Operating loss	(1,150)	(4,428)
Net loss	(1,203)	(2,974)

During the three months ended March 31, 2017, Mission Providence recorded restructuring and redundancy costs of $1,063.

Matrix

Prior to the closing of the Matrix Transaction on October 19, 2016, the financial results of Matrix were included in the Company’s HA Services segment. Subsequent to the closing of the Matrix Transaction, the Company owns a noncontrolling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s losses are recorded as “Equity in net loss of investees” in the accompanying condensed consolidated statements of income.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2017 and December 31, 2016 totaled $156,355 and $157,202, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	March 31, 2017	December 31, 2016
Current assets	$35,899	$28,589
Long-term assets	609,429	614,841
Current liabilities	31,198	25,791
Long-term liabilities	227,953	281,348

Three months ended March 31, 2017
Revenue	$55,855
Operating income	1,008
Net loss	(1,857)

Included in Matrix’s net loss are transaction bonuses and other transaction related costs of $2,994, equity compensation of $643, depreciation and amortization of $8,033 and interest expense of $3,607.

 4.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	March 31,	December 31,
	2017	2016
Prepaid income taxes	$1,488	$1,467
Escrow funds	10,000	10,000
Prepaid insurance	1,583	3,153
Prepaid taxes and licenses	2,760	3,570
Note receivable	3,153	3,130
Prepaid rent	3,075	2,013
Deposits held for leased premises and bonds	2,805	2,609
Other	16,464	11,953

Total prepaid expenses and other	$41,328	$37,895

Escrow funds represent amounts related to potential indemnification claims for the sale of the Human Services segment, which was completed on November 1, 2015. The Company has accrued $15,000 as a contingent liability for the settlement of potential indemnification claims, which is included in “Accrued expenses” in the condensed consolidated balance sheet as of March 31, 2017. While the matter is not resolved, it is highly likely the escrow funds will be used to satisfy a portion of this settlement. See Note 11, Commitments and Contingencies, for further information.

5.    Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016
Accrued compensation	$17,765	$23,050
NET Services accrued contract payments	38,039	32,836
Accrued settlement	15,000	6,000
Income taxes payable	1,301	372
Other	39,724	40,123
Total accrued expenses	$111,829	$102,381

6. Restructuring and Related Reorganization Costs

As of December 31, 2016, WD Services had three ongoing redundancy programs: a redundancy plan approved in 2016 related to the termination of employees as part of a value enhancement project (“Ingeus Futures’ Program”) to better align costs at Ingeus with revenue and to improve overall operating performance; and two redundancy plans approved in 2015, including a plan related to the termination of employees delivering services under an offender rehabilitation program (“Offender Rehabilitation Program”) and a plan related to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the UK (“UK Restructuring Program”).  The Company recorded severance and related charges of $553 and $1,171 during the three months ended March 31, 2017 and 2016, respectively, relating to the termination benefits for employee groups and specifically identified employees impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income.

The initial estimate of severance and related charges for the plans is based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. The charges incurred for the redundancy plans during the three months ended March 31, 2017 and 2016 related to the actualization of termination benefits for specifically identified employees impacted, as well as an increase in the number of individuals impacted by these plans. The final identification of the employees impacted by each program is subject to customary consultation procedures.

Summary of Severance and Related Charges

	January 1, 2017	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	March 31, 2017

Ingeus Futures' Program	$2,486	$553	$(152)	$29	$2,916
Offender Rehabilitation Program	1,380	-	(1,120)	9	269
UK Restructuring Program	50	-	-	1	51

Total	$3,916	$553	$(1,272)	$39	$3,236

	January 1, 2016	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	March 31, 2016

Offender Rehabilitation Program	$6,538	$1,065	$(583)	$(190)	$6,830
UK Restructuring Program	2,059	106	(693)	(62)	1,410

Total	$8,597	$1,171	$(1,276)	$(252)	$8,240

The total of accrued severance and related costs of $3,236 is reflected in “Accrued expenses” in the condensed consolidated balance sheet at March 31, 2017. The amount accrued as of March 31, 2017 is expected to be settled principally by the end of 2017.

7.    Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the three months ended March 31, 2017:

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
Balance at December 31, 2016	17,315,661	$17	$302,010	$156,718	$(33,449)	3,478,676	$(125,201)	$(2,420)	$297,675
Stock-based compensation	-	-	1,493	-	-	-	-	-	1,493
Exercise of employee stock options	37,273	-	39	-	-	5,665	(238)	-	(199)
Restricted stock issued	28,858	-	-	-	-	17,679	(770)	-	(770)
Shares issued for bonus settlement and director stipend	24,318		1,107		-	-	-	-	1,107
Stock repurchase plan	-	-	-	-	-	441,965	(17,983)	-	(17,983)
Foreign currency translation adjustments, net of tax	-	-	-	-	1,201	-	-	(23)	1,178
Convertible preferred stock dividends	-	-	-	(1,090)	-	-	-	-	(1,090)
Noncontrolling interests	-	-	-	-	-	-	-	374	374
Other	-	-	22	-	-	-	-	-	22
Net income attributable to Providence	-	-	-	(4,325)	-	-	-	-	(4,325)
Cumulative effect adjustment from change in accounting principle	-	-	850	(850)	-	-	-	-	-

Balance at March 31, 2017	17,406,110	$17	$305,521	$150,453	$(32,248)	3,943,985	$(144,192)	$(2,069)	$277,482

8.    Stock-Based Compensation and Similar Arrangements

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

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Service expense	$124	$114
General and administrative expense	1,342	477
Equity in net loss of investees	27	-
Discontinued operations, net of tax	-	21
Total stock-based compensation	$1,493	$612

Stock-based compensation, for share settled awards, includes $1,042 and $621 for the three months ended March 31, 2017 and 2016, respectively, related to the Company’s 2015 Holding Company LTI Program (the “HoldCo LTIP”). No shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79.

At March 31, 2017, the Company had 313,741 stock options outstanding with a weighted-average exercise price of $37.78. The Company also had 71,373 shares of unvested RSAs outstanding at March 31, 2017 with a weighted-average grant date fair value of $44.35 and 19,200 unvested PRSUs outstanding.

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash settled awards and are not included as part of the 2006 Plan. During the three months ended March 31, 2017 and 2016, respectively, the Company recorded $667 and $730 of stock-based compensation expense for cash settled awards which is included as “General and administrative expense” in the accompanying condensed consolidated statements of income. As the awards are cash settled, a significant amount of the expense recorded for the three months ended March 31, 2017 and 2016 is attributable to the Company’s increase in stock price from the previous reporting period. The liability for unexercised cash settled share-based payment awards of $2,225 and $1,764 at March 31, 2017 and December 31, 2016, respectively, are reflected in “Accrued expenses” in the condensed consolidated balance sheets. At March 31, 2017, the Company had 6,671 SEUs and 200,000 stock option equivalent units outstanding.

The Company also provides cash settled long-term incentive plans for executive management and key employees of its operating segments. For the three months ended March 31, 2017 and 2016, $590 and $1,015, respectively, of expense is included as “Service expense” in the condensed consolidated statements of income related to these plans. The liabilities for long-term incentive plans of the Company’s operating segments of $2,386 and $1,841 at March 31, 2017 and December 31, 2016, respectively, are reflected in “Other long-term liabilities” in the condensed consolidated balance sheets.

9.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2017	2016
Numerator:
Net (loss) income attributable to Providence	$(4,325)	$2,235
Less dividends on convertible preferred stock	(1,090)	(1,099)
Less income allocated to participating securities	(58)	(134)
Net (loss) income available to common stockholders	$(5,473)	$1,002

Continuing operations	$394	$338
Discontinued operations	(5,867)	664
	$(5,473)	$1,002

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,704,272	15,057,598
Effect of dilutive securities:
Common stock options	58,313	121,009
Performance-based restricted stock units	5,939	6,941
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,768,524	15,185,548

Basic (loss) earnings per share:
Continuing operations	$0.03	$0.02
Discontinued operations	(0.43)	0.05
	$(0.40)	$0.07
Diluted (loss) earnings per share:
Continuing operations	$0.03	$0.02
Discontinued operations	(0.43)	0.05
	$(0.40)	$0.07

Income allocated to participating securities is calculated by allocating a portion of net income attributable to Providence, less dividends on convertible stock, to the convertible preferred stock holders on a pro-rata as converted basis; however, the convertible preferred stockholders are not required to absorb losses.

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2017	2016
Stock options to purchase common stock	165,371	33,957
Convertible preferred stock	803,398	803,518

10.    Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2017 and 2016 was 56.8% and 73.4%, respectively. The effective tax rates for these periods exceeded the U.S. federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes and certain non-deductible expenses. The Company recorded excess tax benefits of $210 as a reduction to the provision for income taxes for the three months ended March 31, 2017 as a result of applying the guidance in ASU 2016-09 as further discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

11.    Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL (“Haverhill Litigation”).

On October 10, 2016, the Court granted an extension of the stay of the proceeding from November 20, 2016 until January 20, 2017, in order to allow the special litigation committee, created by the Company’s Board of Directors, additional time to complete its investigation, review and evaluation of the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. On January 20, 2017, the special litigation committee advised the Court that the parties to the litigation and the special litigation committee had reached an agreement in principle to settle all of the claims in the litigation. The parties are working to finalize and document the settlement, which will then be presented to the Court for approval.

For further information regarding this legal proceeding please see Note 19, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In addition to the matter described above, in the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence.

Indemnifications related to Haverhill Litigation

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

The Company recorded $132 and $106 of such indemnified legal expenses related to the Haverhill Litigation during the three months ended March 31, 2017 and 2016, respectively, which is included in “General and administrative expenses” in the condensed consolidated statements of income. Of this amount, $115 and $106 for the three months ended March 31, 2017 and 2016, respectively, were indemnified legal expenses of related parties. Other legal expenses of the Company related to the Haverhill Litigation are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized related expense of $11 for the three months ended March 31, 2017. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company has recognized an insurance receivable of $945 and $1,645 in “Other receivables” in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively, with a corresponding liability amount recorded to “Accrued expenses”.

Other Indemnifications

The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. All representations and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment survive through the 15th month following the closing date, and ended on February 1, 2017. However, claims made prior to February 1, 2017 by the purchaser of Human Services against these representations and warranties may survive until the claims are settled. In addition, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. The Company received indications from the purchaser of the Human Services segment prior to the February 1, 2017 deadline regarding potential indemnification claims. One such potential indemnification claim relates to Rodriguez v. Providence Community Corrections, a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division (the “Rodriquez Litigation”), against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. Molina announced in September 2016 that the parties to the Rodriguez Litigation accepted a mediation proposal for settlement pursuant to which PCC would pay the plaintiffs $14,000, and the parties are in the process of finalizing the settlement agreement, which remains subject to court approval.

Molina and the Company are in discussions regarding a settlement of an indemnification claim by Molina with respect to the Rodriguez Litigation and other matters. Based on these discussions, the $6,000 accrual established in 2016 with respect to an estimate of loss for potential indemnification claims has been increased to $15,000, and thus the condensed consolidated statement of income for the three months ended March 31, 2017 reflects a pre-tax charge of $9,000 within “Discontinued operations, net of tax”. The Company expects to recover a substantial portion of the settlement through insurance coverage, although this cannot be assured.

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

As of March 31, 2017, Matrix has certain malpractice claims that arose prior to the Company’s purchase of Matrix. The Company believes it is reasonably possible that a loss has occurred; however, it is not able to reliably estimate the amount of such loss. Although the Company does not believe that the aggregate amount of liability reasonably possible with respect to these matters would have a material adverse effect on its financial results, litigation is inherently uncertain and the actual losses incurred in the event that the Company’s legal proceedings were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at March 31, 2017.

Deferred Compensation Plan

The Company has one deferred compensation plan for highly compensated employees of NET Services as of March 31, 2017. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the condensed consolidated balance sheets, was $1,694 and $1,430 at March 31, 2017 and December 31, 2016, respectively.

12.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 11, Commitments and Contingencies. Convertible preferred stock dividends earned by the Standby Purchasers during the three months ended March 31, 2017 and 2016 totaled $1,039 and $1,047, respectively. In addition, during the three months ended March 31, 2017, the Company made a loan to Mission Providence. The balance as of March 31, 2017 of $573 is included within “Other assets” in the Company’s condensed consolidated balance sheet.

13.  Discontinued Operations

On November 1, 2015, the Company completed the sale of the Human Services segment. During the three months ended March 31, 2017, the Company recorded additional expenses related to the Human Services segment, principally related to legal proceedings as described in Note 11, Commitment and Contingences, related to an indemnified legal matter.

Effective October 19, 2016, the Company completed the Matrix Transaction. Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s HA Services segment, which have been reflected as a discontinued operation for the three months ended March 31, 2016. Following the Matrix Transaction, the Company has a continuing involvement with Matrix through its 46.8% ownership interest in Matrix, which is accounted for as an equity method investment. Matrix’s pretax loss for the three months ended March 31, 2017 totaled $2,599. There have been no cash inflows or outflows from or to Matrix subsequent to the closing of the Matrix Transaction, other than the payment of working capital adjustments, and management fees associated with its ongoing relationship with Matrix, of which $185 was received during the three months ended March 31, 2017. $235 and $185 is included in “Other receivables” in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively, related to management fees receivable.

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the three months ended March 31, 2017 and 2016.

	Three months ended March 31, 2017
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Operating expenses:
General and administrative expense	$9,406	$-	$9,406
Total operating expenses	9,406	-	9,406
Loss from discontinued operations before income taxes	(9,406)	-	(9,406)
Income tax benefit	3,540	-	3,540
Discontinued operations, net of tax	$(5,866)	$-	$(5,866)

General and administrative expenses for the three months ended March 31, 2017 includes an accrual of $9,000 for an estimated settlement of indemnified claims related to the sale of the Human Services segment, as well as related legal expenses of $406. See Note 11, Commitments and Contingencies, for additional information.

	Three months ended March 31, 2016
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$-	$50,592	$50,592

Operating expenses:
Service expense	-	37,790	37,790
General and administrative expense	-	656	656
Depreciation and amortization	-	7,796	7,796
Total operating expenses	-	46,242	46,242
Operating income	-	4,350	4,350

Other expenses:
Interest expense, net	-	3,141	3,141
Income from discontinued operations before income taxes	-	1,209	1,209
Provision for income taxes	-	(456)	(456)
Discontinued operations, net of tax	$-	$753	$753

Interest expense, net

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the portion of debt that was required to be paid with the proceeds from the sale of the Matrix Transaction. The total allocated interest expense was $3,143 for the three months ended March 31, 2016 and is included in “Interest expense, net” in the table above.

Cash Flow Information

The following table presents depreciation, amortization and capital expenditures of the discontinued operations for the three months ended March 31, 2016:

Three months ended March 31, 2016

Cash flows from discontinued operating activities:
Depreciation	$1,248
Amortization	6,548

Cash flows from discontinued investing activities:
Purchase of property and equipment	$3,317

14.    Segments

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

Effective October 19, 2016, pursuant to the Matrix Transaction, the Company no longer owns a controlling interest in Matrix, which historically constituted the HA Services segment as further discussed in Note 13, Discontinued Operations. As the HA Services segment, through October 19, 2016, is presented as a discontinued operation, it is not reflected in the Company’s segment disclosures.  However, the Company accounts for its noncontrolling interest in Matrix from October 19, 2016 through present as an equity method investment, which solely comprises Matrix Investment in the table below.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$324,034	$75,460	$-	$-	$399,494
Service expense	306,192	63,203	-	15	369,410
General and administrative expense	2,891	7,044	-	7,092	17,027
Depreciation and amortization	3,151	3,040	-	78	6,269
Operating income (loss)	$11,800	$2,173	$-	$(7,185)	$6,788

Equity in net loss of investee	$-	$1,400	$660	$-	$2,060

	Three months ended March 31, 2016
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$290,962	$91,043	$-	$31	$382,036
Service expense	266,947	81,672	-	57	348,676
General and administrative expense	2,837	7,871	-	7,808	18,516
Depreciation and amortization	2,877	3,579	-	84	6,540
Operating income (loss)	$18,301	$(2,079)	$-	$(7,918)	$8,304

Equity in net loss of investee	$-	$2,717	$-	$-	$2,717

Geographic Information

Domestic service revenue, net, totaled 82.0% and 77.2% of service revenue, net for the three months ended March 31, 2017 and 2016, respectively. Foreign service revenue, net, totaled 18.0% and 22.8% of service revenue, net for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and December 31, 2016, $82,862 and $76,579, respectively, of the Company’s net assets were located in countries outside of the U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2017 and 2016, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2016. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2017 and Q1 2016 mean the three months ended March 31, 2017 and the three months ended March 31, 2016, respectively.

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

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends such as healthcare industry and demographic dynamics in the United States (“U.S.”) and international government outsourcing and employment dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

●	an aging population, which will increase demand for healthcare services;
●

a movement towards value-based, versus fee for service, care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;

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

●	the results of the referendum on the UK’s exit from the European Union and related political and economic uncertainty in the UK; and
●

the U.S. federal government's expressed intent to repeal the Patient Protection and Affordable Care Act and replace such law with an alternative proposal. The details of both the extent of the provisions that may be repealed as well as the details of any potential replacement legislation are uncertain at this time. Enactment of adverse legislation, regulation or agency guidance, may eliminate or reduce the demand for our business, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments.

Historically, our segments have grown through organic expansion into new markets and service lines, organic expansion within existing markets and service lines, increases in the number of members served under contracts we have been awarded, the securing of new contracts and acquisitions. We continue to selectively identify and pursue the acquisition of attractive businesses that are complementary to our business strategies. In addition, as demonstrated in 2016 with the Matrix Transaction (as defined below) and in 2015 with the sale of our Human Services segment, we also may enter into strategic partnerships or dispose of current or future investments, based on a variety of factors, including availability of alternative opportunities to deploy capital, maximize shareholder value or other strategic considerations.

Critical accounting estimates and policies

As of March 31, 2017, there has been no change in our critical accounting policies, other than for stock-based compensation, as discussed below. For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2016.

Stock-Based Compensation

Our primary forms of employee stock-based compensation are stock option awards and restricted stock awards, including certain awards which vest based upon performance conditions. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. We recognize the fair value as stock-based compensation expense over the remaining term on a straight-line basis. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

As a result of the adoption of Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), effective January 1, 2017, we no longer record stock-based compensation expense net of estimated forfeitures and the tax effects of awards are treated as discrete items in the period in which tax windfalls or shortfalls occur. The adoption also impacted the presentation of cash flows and the computation of earnings per share.

The adoption of ASU 2016-09 will subject our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon the fair value of the award at the grant date. For example, no shares will be distributed under the Company’s 2015 Holding Company LTI Program (the “HoldCo LTIP”) unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79. If this market condition is not satisfied, a significant tax shortfall will result, causing an adverse impact on our tax provision.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines. We operate in two principal business segments: NET Services and WD Services. Our investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”) is also a reportable segment referred to as the “Matrix Investment”.

On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in Matrix, with Providence retaining a 46.8% equity interest (the “Matrix Transaction”), resulting in our ownership of a noncontrolling interest in our historical Health Assessment Services (“HA Services”) segment. The HA Services segment results of operations for the periods through October 19, 2016 are separately discussed in the “Discontinued operations, net of tax” section set forth below and are separately discussed in the “Equity in net loss of investees” section set forth below for the subsequent period through March 31, 2017. Additionally, effective November 1, 2015, we completed the sale of our Human Services segment. The Human Services segment results of operations are separately discussed in the “Discontinued operations, net of tax” section set forth below.

Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of the two principal business segments include revenue and expenses incurred by the segment, as well as an allocation of certain direct expenses incurred by our corporate division on behalf of the segment. Indirect expenses, including unallocated corporate functions and expenses, such as executive, finance, accounting, human resources, insurance administration, internal audit, process improvement, information technology and legal, as well as the results of our captive insurance company (the “Captive”) and elimination entries recorded in consolidation are reflected in “Corporate and Other”.

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q1 2017 and Q1 2016 (in thousands):

	Three months ended March 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	399,494	100.0%	382,036	100.0%

Operating expenses:
Service expense	369,410	92.5%	348,676	91.3%
General and administrative expense	17,027	4.3%	18,516	4.8%
Depreciation and amortization	6,269	1.6%	6,540	1.7%
Total operating expenses	392,706	98.3%	373,732	97.8%

Operating income	6,788	1.7%	8,304	2.2%

Non-operating expense:
Interest expense, net	352	0.1%	494	0.1%
Equity in net loss of investees	2,060	0.5%	2,717	0.7%
Gain on foreign currency transactions	(62)	0.0%	(75)	0.0%
Income from continuing operations before income taxes	4,438	1.1%	5,168	1.4%
Provision for income taxes	2,523	0.6%	3,792	1.0%
Income from continuing operations, net of tax	1,915	0.5%	1,376	0.4%
Discontinued operations, net of tax	(5,866)	-1.5%	753	0.2%
Net (loss) income	(3,951)	-1.0%	2,129	0.6%
Net (income) loss attributable to noncontrolling interest	(374)	-0.1%	106	0.0%
Net (loss) income attributable to Providence	(4,325)	-1.1%	2,235	0.6%

Service revenue, net. Consolidated service revenue, net for Q1 2017 increased $17.5 million, or 4.6%, compared to Q1 2016. Revenue for Q1 2017 compared to Q1 2016 included an increase in revenue attributable to NET Services of $33.1 million. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $15.6 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 6.5% for Q1 2017 compared to Q1 2016.

Total operating expenses. Consolidated operating expenses for Q1 2017 increased $19.0 million, or 5.1%, compared to Q1 2016. Operating expenses for Q1 2017 compared to Q1 2016 included an increase in expenses attributable to NET Services of $39.6 million. This increase in operating expenses was partially offset by a decrease in operating expenses of WD Services of $19.8 million and a decrease in operating expenses of Corporate and Other of $0.8 million.

Operating income. Consolidated operating income for Q1 2017 decreased $1.5 million, or 18.3%, compared to Q1 2016. The decrease was primarily attributable to a decrease in operating income in Q1 2017 as compared to Q1 2016 attributable to NET Services of $6.5 million. This decrease was partially offset by an increase in WD Services operating income of $4.3 million and a decrease in Corporate and Other operating loss of $0.7 million.

Interest expense, net. Consolidated interest expense, net for Q1 2017 decreased $0.1 million, or 28.7%, compared to Q1 2016.

Equity in net loss of investees. Equity in net loss of investees primarily relates to our investments in Mission Providence and Matrix. Mission Providence, which is part of WD Services, began providing services in July 2015. We record 75% of Mission Providence’s profit or loss in equity in net loss of investees. We began reporting Matrix as an equity investment effective October 19, 2016, upon the completion of the Matrix Transaction, and record 46.8% of Matrix’s profit or loss in net loss of investees. Our equity in net loss of investees related to WD Services and Matrix totaled $1.4 million and $0.7 million, respectively, for Q1 2017. Included in Mission Providence’s results are restructuring and redundancy costs of $1.1 million. Included in Matrix’s results are transaction bonuses and other transaction related costs of $3.0 million, equity compensation of $0.6 million, depreciation and amortization of $8.0 million and interest expense of $3.6 million.

Gain on foreign currency transactions. The foreign currency gains of $0.1 for Q1 2017 and Q1 2016 were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for Q1 2017 and Q1 2016 was 56.8% and 73.4%, respectively. The effective tax rate exceeded the U.S. federal statutory rate of 35% for these periods primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, significant losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes, and certain non-deductible expenses. Q1 2017 also included excess tax benefits of $0.2 million as a reduction to the provision for income taxes as a result of applying the guidance in ASU 2016-09. The adoption of ASU 2016-09 will subject our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon fair value of the award at the grant date.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our former Human Services segment and our former HA Services segment, composed entirely of our 100% equity interest in Matrix until the completion of the Matrix Transaction on October 19, 2016. For Q1 2017, discontinued operations, net of tax for our Human Services segment was a loss of $5.9 million, which primarily related to the accrual of a contingent liability of $9.0 million related to the settlement of indemnification claims and associated legal costs of $0.4 million. For Q1 2016, discontinued operations, net of tax for our HA Services segment was net income of $0.8 million. See Note 13, Discontinued Operations, to our condensed consolidated financial statements for additional information.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests primarily relates to the minority interest associated with our company servicing the offender rehabilitation contract in our WD Services segment.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q1 2017 and Q1 2016 (in thousands):

	Three Months Ended March 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	324,034	100.0%	290,962	100.0%

Service expense	306,192	94.5%	266,947	91.7%
General and administrative expense	2,891	0.9%	2,837	1.0%
Depreciation and amortization	3,151	1.0%	2,877	1.0%
Operating income	11,800	3.6%	18,301	6.3%

Service revenue, net. Service revenue, net for NET Services in Q1 2017 increased $33.1 million, or 11.4%, compared to Q1 2016.  The increase was primarily related to the impact of new contracts which contributed $28.7 million of revenue in Q1 2017, including contracts in California, Florida, Iowa and New York, in addition to net increased revenue from existing contracts of $19.8 million due to the net impact of membership and rate changes. These increases were partially offset by the impact of contracts we no longer serve which resulted in a decrease in revenue of $15.5 million.

Service expense, net. Service expense for our NET Services segment included the following for Q1 2017 and Q1 2016 (in thousands):

	Three Months Ended March 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	252,457	77.9%	217,307	74.7%
Payroll and related costs	42,383	13.1%	40,582	13.9%
Other operating expenses	11,194	3.5%	8,976	3.1%
Stock-based compensation	158	0.0%	82	0.0%
Total service expense	306,192	94.5%	266,947	91.7%

Service expense for Q1 2017 increased $39.2 million, or 14.7%, compared to Q1 2016. The increase in service expense was primarily attributable to the impact of new contracts in California, Florida, Iowa and New York. Purchased services as a percentage of revenue increased from 74.7% in Q1 2016 to 77.9% in Q1 2017 primarily attributable to an increase in utilization across multiple contracts and contract start-up cost overruns in California. The higher utilization was in part driven by increased Medicaid reimbursement in New Jersey for certain medical services, which in turn increased demand for transportation services, as well as lower cancellation rates across multiple contracts, which we believe was primarily due to milder winter weather conditions.

Additionally, our payroll and related costs increased for Q1 2017 as compared to Q1 2016 primarily due to additional employees to support new contracts and increased call volume associated with increased revenue, partially offset by a decrease in incentive compensation. As a percentage of revenue, payroll and related costs decreased from 13.9% in Q1 2016 to 13.1% in Q1 2017 due to efficiencies gained from process improvement initiatives and a decrease in incentive compensation. Other operating expenses also increased for Q1 2017 as compared to Q1 2016 primarily attributable to $1.3 million of value enhancement and related costs incurred for external resources used in the design and implementation of NET Services member experience and value enhancement initiatives.

General and administrative expense. General and administrative expense in Q1 2017 increased $0.1 million, or 1.9%, as compared to Q1 2016, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense decreased slightly from 1.0% for Q1 2016 to 0.9% for Q1 2017.

Depreciation and amortization. Depreciation and amortization increased $0.3 million primarily due to the addition of long-lived assets in our call centers. As a percentage of revenue, depreciation and amortization remained constant at 1.0%.

WD Services

WD Services segment financial results are as follows for Q1 2017 and Q1 2016 (in thousands):

	Three Months Ended March 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	75,460	100.0%	91,043	100.0%

Service expense	63,203	83.8%	81,672	89.7%
General and administrative expense	7,044	9.3%	7,871	8.6%
Depreciation and amortization	3,040	4.0%	3,579	3.9%
Operating income (loss)	2,173	2.9%	(2,079)	-2.3%

Service revenue, net. Service revenue, net in Q1 2017 decreased $15.6 million, or 17.1%, compared to Q1 2016. Excluding the effects of changes in currency exchange rates, service revenue decreased 9.1% in Q1 2017 compared to Q1 2016. This decrease was primarily related to declining referrals under the segment’s primary employability program in the UK, partially offset by increases across various employability contracts outside the UK, including Saudi Arabia, France and Germany, and increases under the offender rehabilitation program in the UK. Q1 2017 includes the impact of $5.2 million of revenue recognized under the offender rehabilitation program related to the finalization of a contractual adjustment for the contract year ended March 31, 2017.

Service expense. Service expense for our WD Services segment included the following for Q1 2017 and Q1 2016 (in thousands):

	Three Months Ended March 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	44,971	59.6%	56,879	62.5%
Purchased services	8,789	11.6%	14,494	15.9%
Other operating expenses	9,429	12.5%	10,267	11.3%
Stock-based compensation	14	0.0%	32	0.0%
Total service expense	63,203	83.8%	81,672	89.7%

Service expense in Q1 2017 decreased $18.5 million, or 22.6%, compared to Q1 2016. Payroll and related costs decreased primarily as a result of declining referrals under the segment’s primary employability program in the UK as well as the redundancy plans implemented in the fourth quarter of 2015 that were designed to better align headcount with service delivery volumes, and has resulted in a decrease in payroll and related costs as a percentage of revenue. Payroll and related costs include $0.6 million and $1.2 million in Q1 2017 and Q1 2016, respectively, of termination benefits related to redundancy plans as well as $0.2 million in Q1 2017 for the termination of an executive of one of the operations. Purchased services decreased in Q1 2017 compared to Q1 2016 primarily as a result of a decline in client referrals under our primary employability program in the UK which required less use of outsourced services.

General and administrative expense. General and administrative expense in Q1 2017 decreased $0.8 million compared to Q1 2016 due to office closures associated with restructuring of the UK operations.

Depreciation and amortization. Depreciation and amortization for Q1 2017 decreased $0.5 million compared to Q1 2016, primarily due to the asset impairment charges incurred during the fourth quarter of 2016, which decreased the value of our intangible assets and certain property and equipment.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q1 2017 and Q1 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
	$	$
Service revenue, net	-	31

Service expense	15	57
General and administrative expense	7,092	7,808
Depreciation and amortization	78	84
Operating loss	(7,185)	(7,918)

Operating loss. Corporate and Other operating loss in Q1 2017 decreased by $0.7 million, or 9.3%, as compared to Q1 2016. This decrease was largely due to a $1.2 million decrease in professional fees, principally due to audit fees, which decreased from $1.5 million in Q1 2016 to $0.6 million in Q1 2017, and legal fees, which decreased from $0.6 million in Q1 2016 to $0.5 million in Q1 2017. Partially offsetting the decrease in professional fees were $0.2 million in transaction related costs recorded during Q1 2017 related to the Matrix Transaction and higher insurance related costs.

General and administrative expense includes stock-based compensation for the HoldCo LTIP of $1.0 million and $0.6 million for Q1 2017 and Q1 2016, respectively. No shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors, uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer and winter seasons. Due to historically higher demand in the summer months, lower demand during the winter, and a primarily fixed revenue stream based on a per-member, per-month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter. WD Services is impacted by both the timing of commencement and expiration of major contracts. Under many of WD Services’ contracts, we invest significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally incur these costs prior to commencing services and receiving payments. This results in significant variability in financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts will be structured in a similar fashion. In addition, under the majority of WD Services’ contracts, the Company relies on its customers, which include government agencies, to provide referrals, for whom the Company can provide services and earn revenue. The timing and magnitude of referrals can fluctuate significantly, leading to volatility in revenue.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs, including workforce restructuring costs. We expect to meet any cash requirements through available cash on hand, cash generated from our operating segments, and borrowing capacity under our Credit Facility (as defined below).

Cash flow from operating activities was our primary source of cash during Q1 2017. Our balance of cash and cash equivalents was $82.9 million and $72.3 million at March 31, 2017 and December 31, 2016, respectively, including $23.6 million and $21.4 million held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries.

We had restricted cash of $13.5 million and $14.1 million at March 31, 2017 and December 31, 2016, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. At March 31, 2017 and December 31, 2016, we had no amounts outstanding under our Credit Facility.

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

Cash flows

        Operating activities. We generated net cash flows from operating activities of $36.2 million for Q1 2017. These cash flows included a net loss of $4.0 million. Non-cash items included $4.3 million of depreciation expense, $2.0 million of amortization expense, $1.5 million in stock-based compensation expense, and $2.1 million in equity in net loss of investees. Changes in working capital include the following significant items:

●	$18.6 million source of cash due to the increase in accrued transportation costs of NET Services. This increase was primarily related to increased utilization of transportation services.

●

$12.3 million source of cash due to the increase in accounts payable and accrued expenses. Approximately $9.0 million of the increase relates to an increase in the estimate of a settlement associated with potential indemnification claims related to the sale of the Human Services segment. Additionally, $3.1 million of the increase relates to NET Services, primarily due to an increase in accrued contract payments of $5.2 million, which were partially offset by a decrease in accrued personnel expenses.

●

$1.1 million source of cash due to the decrease in accounts receivable attributable to a decrease in NET Services’ accounts receivable of $6.7 million, which was partially offset by an increase in WD Services’ accounts receivable of $5.6 million. These fluctuations primarily resulted from the timing of payments from a limited number of significant payers within each segment. Q1 2016 included a $22.5 million source of cash due to the decrease in accounts receivable which was primarily attributable to a decrease in NET Services’ accounts receivable of $21.8 million.  This decrease was largely due to the timing of collections for two significant customer balances outstanding at December 31, 2015.

Investing activities. Net cash used in investing activities totaled $5.7 million for Q1 2017. During the quarter, $5.7 million of cash was used to purchase property and equipment primarily related to information technology purchases to support the growth of our operating segments. The Company also loaned $0.6 million to Mission Providence, one of the Company’s equity method investees, in Q1 2017. These cash outflows were partially offset by a decrease in the restricted cash of the Captive of $0.6 million due to the payment of claims.

Financing activities. Net cash used in financing activities totaled $20.4 million for Q1 2017. During the quarter, cash paid for common stock repurchases pursuant to our $100.0 million stock repurchase program totaled $18.0 million and we paid convertible preferred stock dividends of $1.1 million.

Obligations and commitments

Credit facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a subfacility of $25.0 million for letters of credit. As of March 31, 2017, we had no borrowings and five letters of credit in the amount of $8.3 million outstanding under the revolving credit facility. At March 31, 2017, our available credit under the revolving credit facility was $191.7 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Facility matures on August 2, 2018.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company was in compliance with all covenants as of March 31, 2017.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by certain of Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”), pursuant to the Standby Purchase Agreement between the Standby Purchasers and the Company, the Company issued 805,000 shares of Preferred Stock, of which 803,398 shares are outstanding as of March 31, 2017. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the three months ended March 31, 2017 and totaled $1.1 million.

 Reinsurance and Self-Funded Insurance Programs

Reinsurance

We reinsure a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. At March 31, 2017, the cumulative reserve for expected losses since inception of these automobile, general and professional liability and workers’ compensation costs reinsurance programs was $2.1 million, $1.3 million and $7.7 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated reinsurance programs at March 31, 2017 was $5.6 million. We recorded a corresponding receivable from third-party insurers and liability at March 31, 2017 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, SPCIC had restricted cash of $13.2 million and $13.8 million at March 31, 2017 and December 31, 2016, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our NET Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $2.7 million and $3.0 million as of March 31, 2017 and December 31, 2016, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In certain cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of March 31, 2017, we conducted business in nine countries outside the U.S. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. During Q1 2017 we generated $72.0 million of our net operating revenues from operations outside the U.S. As we expand further into international markets, we expect the risk from foreign currency exchange rates to increase.

A 10% adverse change in the foreign currency exchange rate from British Pounds to U.S. dollars would have a $4.7 million negative impact on consolidated revenue and a negligible impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on our financial results.

We assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2017. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

(c) Limitations on the effectiveness of controls

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL. For further information on this legal proceeding, please see Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

On October 10, 2016, the Court granted an extension of the stay of the proceeding from November 20, 2016 until January 20, 2017, in order to allow the special litigation committee, created by the Company’s Board, additional time to complete its investigation, review and evaluation of the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. On January 20, 2017, the special litigation committee advised the Court that the parties to the litigation and the special litigation committee had reached an agreement in principle to settle all of the claims in the litigation. The parties are working to finalize and document the settlement, which will then be presented to the Court for approval.

Item 1A.   Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2017:

			Total Number of
	Total Number		Shares of Common Stock	Maximum Dollar Value of
	of Shares of	Average Price	Purchased as Part of	Shares of Common Stock
	Common Stock	Paid per	Publicly Announced	that May Yet Be Purchased
Period	Purchased (1)	Share	Plans or Program	Under the Plans or Program (2)
Month 1:
January 1, 2017 to January 31, 2017	137,970	$38.46	132,460	$82,516,729

Month 2:
February 1, 2017 to February 28, 2017	166,483	$40.21	165,857	$75,842,878

Month 3:
March 1, 2017 to March 31, 2017	160,856	$43.45	143,648	$69,624,167

Total	465,309		441,965

______________

(1)

Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants and stock options.

(2)

On October 26, 2016, our Board authorized a new repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s common stock during the twelve-month period following October 26, 2016. As of March 31, 2017, a total of 770,808 shares were purchased through this plan for $30.4 million, including commission payments.

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

THE PROVIDENCE SERVICE CORPORATION

Date: May 10, 2017	By:	/s/ James M. Lindstrom
James M. Lindstrom Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ David C. Shackelton
David C. Shackelton Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1+*	Form of Matching Stock Option Agreement.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.