Form 10-Q
period 2017-06-30
PROVIDENCE SERVICE CORP
filed 2017-08-09
CIK 1220754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were outstanding 13,501,637 shares (excluding treasury shares of 3,944,171) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

 Item 1.   Financial Statements.

The Providence Service Corporation

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,583	$72,262
Accounts receivable, net of allowance of $6,295 in 2017 and $5,901 in 2016	172,189	162,115
Other receivables	8,545	12,639
Prepaid expenses and other	47,445	37,895
Restricted cash	1,461	3,192
Total current assets	286,223	288,103
Property and equipment, net	47,761	46,220
Goodwill	120,818	119,624
Intangible assets, net	46,799	49,124
Equity investments	160,601	161,363
Other assets	9,788	8,397
Restricted cash, less current portion	6,455	10,938
Deferred tax asset	4,431	1,510
Total assets	$682,876	$685,279
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$1,918	$1,721
Accounts payable	18,101	22,177
Accrued expenses	105,464	102,381
Accrued transportation costs	83,812	72,356
Deferred revenue	24,469	20,522
Reinsurance and related liability reserves	4,857	8,639
Total current liabilities	238,621	227,796
Long-term obligations, less current portion	1,131	1,890
Other long-term liabilities	24,750	22,380
Deferred tax liabilities	55,141	57,973
Total liabilities	319,643	310,039
Commitments and contingencies (Note 11)
Reedeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,398 and 803,398 issued and outstanding; 5.5%/8.5% dividend rate	77,565	77,565
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,433,365 and 17,315,661 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	307,934	302,010
Retained earnings	153,266	156,718
Accumulated other comprehensive loss, net of tax	(29,023)	(33,449)
Treasury shares, at cost, 3,944,009 and 3,478,676 shares	(144,193)	(125,201)
Total Providence stockholders' equity	288,001	300,095
Noncontrolling interest	(2,333)	(2,420)
Total stockholders' equity	285,668	297,675
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$682,876	$685,279

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Income

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Service revenue, net	$407,983	$398,119	$807,477	$780,154

Operating expenses:
Service expense	377,036	367,846	746,446	716,521
General and administrative expense	18,048	16,711	35,076	35,228
Depreciation and amortization	6,900	6,849	13,169	13,388
Total operating expenses	401,984	391,406	794,691	765,137

Operating income	5,999	6,713	12,786	15,017

Other expenses:
Interest expense, net	329	407	681	902
Equity in net (gain) loss of investees	(1,530)	1,459	530	4,176
Loss (gain) on foreign currency transactions	463	(775)	400	(850)
Income from continuing operations before income taxes	6,737	5,622	11,175	10,789
Provision for income taxes	2,879	3,997	5,402	7,789
Income from continuing operations, net of tax	3,858	1,625	5,773	3,000
Discontinued operations, net of tax	(117)	2,370	(5,984)	3,123
Net income (loss)	3,741	3,995	(211)	6,123
Net loss (income) attributable to noncontrolling interests	174	628	(200)	735
Net income (loss) attributable to Providence	$3,915	$4,623	$(411)	$6,858

Net income (loss) available to common stockholders (Note 9)	$2,434	$3,104	$(3,037)	$4,108

Basic earnings (loss) per common share:
Continuing operations	$0.19	$0.07	$0.22	$0.09
Discontinued operations	(0.01)	0.14	(0.44)	0.18
Basic earnings (loss) per common share	$0.18	$0.21	$(0.22)	$0.27

Diluted earnings (loss) per common share:
Continuing operations	$0.19	$0.07	$0.22	$0.09
Discontinued operations	(0.01)	0.14	(0.44)	0.18
Diluted earnings (loss) per common share	$0.18	$0.21	$(0.22)	$0.27

Weighted-average number of common shares outstanding:
Basic	13,553,704	14,893,595	13,628,572	14,975,582
Diluted	13,607,576	15,019,312	13,687,183	15,098,945

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income (loss)	$3,741	$3,995	$(211)	$6,123
Net loss (income) attributable to to noncontrolling interest	174	628	(200)	735
Net income (loss) attributable to Providence	3,915	4,623	(411)	6,858
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,225	(6,841)	4,426	(8,332)
Other comprehensive income (loss):	3,225	(6,841)	4,426	(8,332)
Comprehensive income (loss)	6,966	(2,846)	4,215	(2,209)
Comprehensive income (loss) attributable to noncontrolling interest	264	551	(87)	645
Comprehensive income (loss) attributable to Providence	$7,230	$(2,295)	$4,128	$(1,564)

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2017	2016
Operating activities
Net (loss) income	$(211)	$6,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,245	11,518
Amortization	3,924	17,632
Provision for doubtful accounts	1,082	1,938
Stock-based compensation	3,021	1,947
Deferred income taxes	(6,733)	(10,094)
Amortization of deferred financing costs and debt discount	349	1,053
Equity in net loss of investees	530	4,176
Other non-cash charges (credits)	401	(806)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,949)	(6,531)
Prepaid expenses and other	(3,485)	(25,909)
Reinsurance and related liability reserve	(4,874)	2,784
Accounts payable and accrued expenses	(1,716)	44,052
Income taxes payable on sale of business	-	(28,337)
Accrued transportation costs	11,456	12,119
Deferred revenue	2,896	1,448
Other long-term liabilities	2,325	4,642
Net cash provided by operating activities	9,261	37,755
Investing activities
Purchase of property and equipment	(10,745)	(23,636)
Net increase (decrease) in short-term investments	300	(9)
Equity investments	-	(6,381)
Loan to joint venture	(566)	-
Restricted cash for reinsured claims losses and other	6,216	3,849
Net cash used in investing activities	(4,795)	(26,177)
Financing activities
Preferred stock dividends	(2,191)	(2,197)
Repurchase of common stock, for treasury	(18,754)	(32,534)
Proceeds from common stock issued pursuant to stock option exercise	1,028	787
Performance restricted stock surrendered for employee tax payment	(96)	-
Repayment of long-term debt	-	(15,500)
Proceeds from long-term debt	-	22,500
Capital lease payments and other	(738)	(47)
Net cash used in financing activities	(20,751)	(26,991)
Effect of exchange rate changes on cash	606	(533)
Net change in cash and cash equivalents	(15,679)	(15,946)
Cash and cash equivalents at beginning of period	72,262	84,770
Cash and cash equivalents at end of period	$56,583	$68,824

Supplemental cash flow information:
Cash paid for interest	$714	$6,083
Cash paid for income taxes	$7,736	$45,265

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

The Company holds investments that are accounted for using the equity method. The Company does not control the decision-making process or business management practices of these affiliates. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on management of these affiliates to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from the affiliates’ independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”) with Providence retaining a 46.8% equity interest (the “Matrix Transaction”). Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s Health Assessment Services (“HA Services”) segment. Operating results for this segment are reported as discontinued operations, net of tax in the condensed consolidated statements of income for the three and six months ended June 30, 2016. See Note 13, Discontinued Operations, for further information. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for additional information on other reclassifications.

2. Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the six months ended June 30, 2017:

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-17 retrospectively on January 1, 2017, which resulted in the reclassification of the December 31, 2016 deferred tax assets-current balance of $6,825 and non-current deferred tax assets of $2,493 to long-term deferred tax liabilities in the amount of $9,318.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017, and elected to recognize forfeitures as they occur. As a result, the Company recorded a cumulative effect adjustment of $850 to retained earnings as of January 1, 2017. Upon adoption, all excess tax benefits and tax deficiencies related to employee share-based payments are recognized through income tax expense prospectively. For the three months ended June 30, 2017, the Company recorded excess tax deficiencies of $97 as an increase to the provision for income taxes. For the six months ended June 30, 2017, the Company recorded excess tax benefits of $113 as a reduction to the provision for income taxes. The Company excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis resulting in a decrease in diluted weighted average shares outstanding of 16,196 and 8,787 shares, respectively, for the three and six months ended June 30, 2017.

The Company elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. This resulted in an increase in cash flows provided by operating activities of $258 and an increase of $258 in cash flows used in financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2016. Additionally, ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically classified these amounts.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on April 1, 2017. The adoption of ASU 2017-01 had no impact on the Company’s financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 on April 1, 2017. The adoption of ASU 2017-04 had no impact on the Company’s financial statements or disclosures.

Updates to the recent accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2016 are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 introduced FASB Accounting Standards Codification Topic 606 (“ASC 606”), which will replace most currently applicable existing revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning January 1, 2018.

The Company has developed an adoption plan, assembled a cross-functional project team and is in the process of assessing the impacts of applying ASC 606 to the Company’s financial statements, information systems and internal controls. The Company has performed detailed reviews of a significant number of its existing contracts with customers. These reviews have focused on several key considerations which could impact the Company's accounting and reporting under the new standard:

●	the effect of specified clauses on the term of many of the Company’s contracts with customers;

●	the nature of the promises in many of the Company’s contracts with customers to perform integrated services over a period of time;

●	whether and how much variable consideration to include when determining the transaction prices for its contracts with customers;

●	whether any of the Company’s customer contracts require performance over a series of distinct service periods and the impact on determining and allocating the transaction price; and

●

the manner in which the Company will measure its progress towards fully satisfying its performance obligations, including a determination of whether the Company may be able to use certain practical expedients.

Management’s assessment is ongoing; therefore, the Company has not yet determined with certainty the impact of applying ASC 606. However, management does not believe the impact on its financial statements will be significant based on the procedures performed to date.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). ASU 2017-03 expands required qualitative disclosures when registrants cannot reasonably estimate the impact that adoption of an ASU will have on the financial statements. Such qualitative disclosures would include a comparison of the registrant’s new accounting policies, if determined, to current accounting policies, a description of the status of the registrant’s process to implement the new standard and a description of the significant implementation matters yet to be addressed by the registrant. Other than enhancements to the qualitative disclosures regarding future adoption of new ASUs, adoption of the provisions of this standard is not expected to have any impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for the year ended December 31, 2016.

 3. Equity Investment

Matrix

Prior to the closing of the Matrix Transaction on October 19, 2016, the financial results of Matrix were included in the Company’s HA Services segment. Subsequent to the closing of the Matrix Transaction, the Company owns a 46.8% noncontrolling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (gain) loss of investees” in the accompanying condensed consolidated statements of income.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2017 and December 31, 2016 totaled $157,124 and $157,202, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	June 30, 2017	December 31, 2016
Current assets	$43,479	$28,589
Long-term assets	604,598	614,841
Current liabilities	35,236	25,791
Long-term liabilities	274,426	281,348

Three months ended June 30, 2017
Revenue	$60,852
Operating income	5,942
Net income	1,619

Six months ended June 30, 2017
Revenue	$116,707
Operating income	6,950
Net loss	(238)

See Note 13, Discontinued Operations, for Matrix’s 2016 results of operations.

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

The Company determined it has a variable interest in Mission Providence. However, it does not have unilateral power to direct the activities that most significantly impact Mission Providence’s economic performance, which include budget approval, business planning, the appointment of key officers and liquidation and distribution of share capital. As a result, the Company is not the primary beneficiary of Mission Providence. The Company accounts for this investment under the equity method of accounting and the Company’s share of Mission Providence’s income or losses is recorded as “Equity in net (gain) loss of investees” in the accompanying condensed consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the condensed consolidated statements of cash flows as “Equity investments.”

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Mission Providence as of June 30, 2017 and December 31, 2016:

	Equity Investments	Other Assets	Accrued Expenses	Maximum Exposure to Loss
June 30, 2017	$3,326	$576	$-	$3,902
December 31, 2016	$4,021	$-	$-	$4,021

Other Assets is comprised of a loan to Mission Providence, which was made during the three months ended March 31, 2017. Summary financial information for Mission Providence on a standalone basis is as follows:

	June 30, 2017	December 31, 2016
Current assets	$816	$4,640
Long-term assets	10,530	10,473
Current liabilities	10,658	12,844
Long-term liabilities	-	1,655

	Three months ended June 30,
	2017	2016
Revenue	$10,493	$9,708
Operating income (loss)	639	(2,709)
Net income (loss)	577	(1,945)

	Six months ended June 30,
	2017	2016
Revenue	$19,880	$17,126
Operating loss	(1,166)	(7,794)
Net loss	(1,283)	(5,568)

 4.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	June 30,	December 31,
	2017	2016
Prepaid income taxes	$1,701	$1,467
Escrow funds	10,000	10,000
Prepaid insurance	2,402	3,153
Prepaid taxes and licenses	2,479	3,570
Note receivable	3,177	3,130
Prepaid rent	3,447	2,013
Deposits held for leased premises and bonds	2,674	2,609
Other	21,565	11,953

Total prepaid expenses and other	$47,445	$37,895

Escrow funds represent amounts related to potential indemnification claims from the sale of the Human Services segment, which was completed on November 1, 2015. The Company has accrued $15,000 as a contingent liability for the settlement of potential indemnification claims, which is included in “Accrued expenses” in the condensed consolidated balance sheet as of June 30, 2017. While the matter is not resolved, it is highly likely the escrow funds will be used to satisfy a portion of this settlement. See Note 11, Commitments and Contingencies, for further information.

The increase in “Other” in the table above from December 31, 2016 to June 30, 2017 primarily relates to the timing of prepaid program costs for WD Services.

5.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016
Accrued compensation	$21,704	$23,050
NET Services accrued contract payments	32,146	32,836
Accrued settlement	15,000	6,000
Income taxes payable	1,545	372
Other	35,069	40,123
Total accrued expenses	$105,464	$102,381

6.    Restructuring and Related Reorganization Costs

WD Services has three ongoing redundancy programs: a redundancy plan approved in 2016 related to the termination of employees as part of a value enhancement project (“Ingeus Futures’ Program”) to better align costs at Ingeus with revenue and to improve overall operating performance; and two redundancy plans approved in 2015, including a plan related to the termination of employees delivering services under an offender rehabilitation program (“Offender Rehabilitation Program”) and a plan related to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the UK (“UK Restructuring Program”).  The Company recorded severance and related charges of $859 and $4,608 during the six months ended June 30, 2017 and 2016, respectively, relating to the termination benefits for employee groups and specifically identified employees impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income.

The initial estimate of severance and related charges for the plans was based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. Additional charges above the initial estimates were incurred for the redundancy plans during the six months ended June 30, 2017 and 2016 related to the actualization of termination benefits for specifically identified employees impacted under these plans, as well as an increase in the number of individuals impacted by these plans. The final identification of the employees impacted by each program is subject to customary consultation procedures.

Summary of Severance and Related Charges

	January 1, 2017	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	June 30, 2017

Ingeus Futures' Program	$2,486	$836	$(2,341)	$130	$1,111
Offender Rehabilitation Program	1,380	52	(1,295)	18	155
UK Restructuring Program	50	(29)	-	2	23

Total	$3,916	$859	$(3,636)	$150	$1,289

	January 1, 2016	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	June 30, 2016

Offender Rehabilitation Program	$6,538	$4,174	$(2,204)	$(753)	$7,755
UK Restructuring Program	2,059	434	(1,956)	(96)	441

Total	$8,597	$4,608	$(4,160)	$(849)	$8,196

The total of accrued severance and related costs of $1,289 is reflected in “Accrued expenses” in the condensed consolidated balance sheet at June 30, 2017. The amount accrued as of June 30, 2017 is expected to be settled principally by the end of 2017.

7.    Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the six months ended June 30, 2017:

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
Balance at December 31, 2016	17,315,661	$17	$302,010	$156,718	$(33,449)	3,478,676	$(125,201)	$(2,420)	$297,675
Stock-based compensation	-	-	3,061	-	-	-	-	-	3,061
Exercise of employee stock options	60,233	-	968	-	-	5,665	(238)	-	730
Restricted stock issued	28,923	-	-	-	-	17,703	(771)	-	(771)
Performance restricted stock issued	3,773	-	(96)	-	-	-	-	-	(96)
Shares issued for bonus settlement and director stipend	24,775		1,107		-	-	-	-	1,107
Stock repurchase plan	-	-	-	-	-	441,965	(17,983)	-	(17,983)
Foreign currency translation adjustments, net of tax	-	-	-	-	4,426	-	-	(113)	4,313
Convertible preferred stock dividends	-	-	-	(2,191)	-	-	-	-	(2,191)
Noncontrolling interests	-	-	-	-	-	-	-	200	200
Other	-	-	34	-	-	-	-	-	34
Net income attributable to Providence	-	-	-	(411)	-	-	-	-	(411)
Cumulative effect adjustment from change in accounting principle	-	-	850	(850)	-	-	-	-	-

Balance at June 30, 2017	17,433,365	$17	$307,934	$153,266	$(29,023)	3,944,009	$(144,193)	$(2,333)	$285,668

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

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service expense	$110	$66	$234	$180
General and administrative expense	1,445	1,247	2,787	1,724
Equity in net loss of investees	13	-	40	-
Discontinued operations, net of tax	-	22	-	43
Total stock-based compensation	$1,568	$1,335	$3,061	$1,947

Stock-based compensation, for share settled awards, includes $1,042 and $2,084 for the three and six months ended June 30, 2017, respectively, related to the Company’s 2015 Holding Company LTI Program (the “HoldCo LTIP”). Stock-based compensation, for share settled awards, includes $842 and $1,462 for the three and six months ended June 30, 2016, respectively, related to the HoldCo LTIP. No shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 is greater than $56.79.

At June 30, 2017, the Company had 290,781 stock options outstanding with a weighted-average exercise price of $37.56. The Company also had 73,950 shares of unvested RSAs outstanding at June 30, 2017 with a weighted-average grant date fair value of $44.40 and 18,298 unvested PRSUs outstanding.

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash settled awards and are not included as part of the 2006 Plan. During the three and six months ended June 30, 2017, respectively, the Company recorded $564 and $1,231 of stock-based compensation expense for cash settled awards. During the three and six months ended June 30, 2016, respectively, the Company recorded $847 and $117 of stock-based compensation benefit for cash settled awards. The expense and benefit for cash settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of income. As the awards are cash settled, a significant amount of the expense recorded for the three and six months ended June 30, 2017 and 2016 is attributable to the Company’s increase or decrease in stock price from the previous reporting period. The liability for unexercised cash settled share-based payment awards of $2,789 and $1,764 at June 30, 2017 and December 31, 2016, respectively, are reflected in “Accrued expenses” in the condensed consolidated balance sheets. At June 30, 2017, the Company had 6,671 SEUs and 200,000 stock option equivalent units outstanding.

The Company also provides cash settled long-term incentive plans for executive management and key employees of its operating segments. During the three months ended June 30, 2017, the Company revised the structure of the NET Services long-term incentive plan. As a result, the Company finalized the amount payable under the plan at $2,956. As of June 30, 2017, unamortized compensation expense is $971. The total value will be paid to the awarded participants per the terms of the original agreement and thus the expense relating to this plan will continue to be recognized over the service period. For the three and six months ended June 30, 2017, a credit of $401 and expense of $144, respectively, are included as “Service expense” in the condensed consolidated statements of income related to these plans. For the three and six months ended June 30, 2016, $979 and $1,994, respectively, of expense are included as “Service expense” in the condensed consolidated statements of income related to these plans. At June 30, 2017, the liability for long-term incentive plans of the Company’s operating segments of $1,985 is reflected in “Accrued expenses” and “Other long-term liabilities” in the condensed consolidated balance sheet.  At December 31, 2016, the liability for long-term incentive plans of the Company’s operating segments of $1,841 is reflected in “Other long-term liabilities” in the condensed consolidated balance sheet.

9.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Providence	$3,915	$4,623	$(411)	$6,858
Less dividends on convertible preferred stock	(1,102)	(1,099)	(2,191)	(2,198)
Less income allocated to participating securities	(379)	(420)	(435)	(552)
Net income (loss) available to common stockholders	$2,434	$3,104	$(3,037)	$4,108

Continuing operations	$2,551	$1,016	$2,947	$1,355
Discontinued operations	(117)	2,088	(5,984)	2,753
	$2,434	$3,104	$(3,037)	$4,108

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,553,704	14,893,595	13,628,572	14,975,582
Effect of dilutive securities:
Common stock options	48,836	125,717	53,575	123,363
Performance-based restricted stock units	5,036	-	5,036
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,607,576	15,019,312	13,687,183	15,098,945

Basic earnings (loss) per share:
Continuing operations	$0.19	$0.07	$0.22	$0.09
Discontinued operations	(0.01)	0.14	(0.44)	0.18
	$0.18	$0.21	$(0.22)	$0.27
Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.07	$0.22	$0.09
Discontinued operations	(0.01)	0.14	(0.44)	0.18
	$0.18	$0.21	$(0.22)	$0.27

Income allocated to participating securities is calculated by allocating a portion of net income attributable to Providence, less dividends on convertible stock, to the convertible preferred stockholders on a pro-rata as converted basis; however, the convertible preferred stockholders are not allocated losses.

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options to purchase common stock	46,478	33,957	144,811	33,957
Convertible preferred stock	803,398	803,455	803,398	803,486

10.    Income Taxes

The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2017 was 42.7% and 48.3%, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2016 was 71.1% and 72.2%, respectively. The effective tax rates for these periods exceeded the U.S. federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses in certain of the periods) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes and certain non-deductible expenses. Foreign net operating losses for which no tax benefit can be provided were higher in 2016 versus 2017 resulting in a decrease in the effective tax rate from 2016 to 2017.

The Company recorded excess tax deficiencies of $97 for the three months ended June 30, 2017, which increased the provision for income taxes, and excess tax benefits of $113 for the six months ended June 30, 2017, which reduced the provision for income taxes. These excess tax deficiencies and benefits were a result of applying the guidance in ASU 2016-09 as further discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

11.    Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL (“Haverhill Litigation”).

On January 20, 2017, the special litigation committee created by the Company’s Board of Directors advised the Court that the parties to the litigation and the special litigation committee had reached an agreement in principle to settle all of the claims in the litigation. The parties have entered into a proposed settlement agreement which has been submitted to the Court for approval. The proposed settlement agreement provides for a settlement amount of $10,000 less plaintiff’s legal fees and expenses (the “Settlement Amount”), with 75% of the Settlement Amount less plaintiff’s legal fees and expenses to be paid to the Company and 25% of the Settlement Amount to be paid to holders of the Company’s common stock. A court hearing to consider the proposed settlement has been scheduled for September 28, 2017.

For further information regarding this legal proceeding please see Note 19, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.

In addition to the matter described above, in the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence.

Indemnifications related to Haverhill Litigation

The Company completed a rights offering on February 5, 2015 (the “Rights Offering”) providing all of the Company’s existing common stockholders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price equal to $100.00 per share (“Preferred Stock”). Stockholders exercised subscription rights to purchase 130,884 shares of the Company's Preferred Stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”) and the Company, the remaining 524,116 shares of the Company’s Preferred Stock were purchased by the Standby Purchasers at the $100.00 per share subscription price. The Company has indemnified the Standby Purchasers from and against any and all losses, claims, damages, expenses and liabilities relating to or arising out of (i) any breach of any representation, warranty, covenant or undertaking made by or on behalf of the Company in the Standby Purchase Agreement and (ii) the transactions contemplated by the Standby Purchase Agreement and the 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500, except to the extent that any such losses, claims, damages, expenses and liabilities are attributable to the gross negligence, willful misconduct or fraud of such Standby Purchaser.

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

The Company recorded $143 and $275 of such indemnified legal expenses related to the Haverhill Litigation during the three and six months ended June 30, 2017, respectively and $38 and $144 of such indemnified legal expenses during the three and six months ended June 30, 2016, respectively, which is included in “General and administrative expenses” in the condensed consolidated statements of income. Of these amounts, $92 and $208 for the three and six months ended June 30, 2017, respectively and $38 and $144 for the three and six months ended June 30, 2016, respectively, were indemnified legal expenses of related parties. Other legal expenses of the Company related to the Haverhill Litigation are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized related expense of $0 and $11 for the three and six months ended June 30, 2017, respectively and no related expense for the three and six months ended June 30, 2016. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company has recognized an insurance receivable of $1,167 and $1,645 in “Other receivables” in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively, with a corresponding liability amount recorded to “Accrued expenses”.

Other Indemnifications

The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. All representations and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment survived through the 15th month following the closing date, and ended on February 1, 2017. However, claims made prior to February 1, 2017 by the purchaser of the Human Services segment against these representations and warranties may survive until the claims are settled. In addition, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. The Company received indications from the purchaser of the Human Services segment prior to the February 1, 2017 deadline regarding potential indemnification claims. One such potential indemnification claim relates to Rodriguez v. Providence Community Corrections, a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division (the “Rodriquez Litigation”), against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. Molina announced in September 2016 that the parties to the Rodriguez Litigation accepted a mediation proposal for settlement pursuant to which PCC would pay the plaintiffs $14,000, and the parties are in the process of finalizing the settlement agreement, which remains subject to court approval.

Molina and the Company are in discussions regarding a settlement of an indemnification claim by Molina with respect to the Rodriguez Litigation and other matters. As of June 30, 2017, the accrual is $15,000 with respect to an estimate of loss for potential indemnification claims. The Company expects to recover a substantial portion of the settlement through insurance coverage, although this cannot be assured.

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

As of June 30, 2017, Matrix has certain malpractice claims that arose prior to the Company’s purchase of Matrix. The Company believes it is reasonably possible that a loss has occurred; however, it is not able to reliably estimate the amount of such loss. Although the Company does not believe that the aggregate amount of liability reasonably possible with respect to these matters would have a material adverse effect on its financial results, litigation is inherently uncertain and the actual losses incurred in the event that the Company’s legal proceedings were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at June 30, 2017.

Loss Reserves for Certain Reinsurance Programs

The Company historically reinsured a substantial portion of its automobile, general and professional liability and workers’ compensation costs under reinsurance programs through the Company’s wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona. As of May 16, 2017, SPCIC did not renew the expiring reinsurance policies. SPCIC will continue to resolve claims under the historical policy years.

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of June 30, 2017 and December 31, 2016, the Company had reserves of $8,693 and $11,195, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of June 30, 2017 and December 31, 2016 of $14,776 and $16,460, respectively, is classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the condensed consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of June 30, 2017 and December 31, 2016 was $6,083 and $5,265, respectively, and is classified as “Other receivables’ and “Other assets” in the condensed consolidated balance sheets.

Deferred Compensation Plan

The Company has one deferred compensation plan for highly compensated employees of NET Services as of June 30, 2017. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the condensed consolidated balance sheets, was $1,755 and $1,430 at June 30, 2017 and December 31, 2016, respectively.

12.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 11, Commitments and Contingencies. Convertible preferred stock dividends earned by the Standby Purchasers during the three and six months ended June 30, 2017 totaled $1,050 and $2,089, respectively. Convertible preferred stock dividends earned by the Standby Purchasers during the three and six months ended June 30, 2016 totaled $1,047 and $2,095, respectively.

During the three months ended March 31, 2017, the Company made a loan to Mission Providence. The balance as of June 30, 2017 of $576 is included within “Prepaid expenses and other” in the Company’s condensed consolidated balance sheet.

13.  Discontinued Operations

On November 1, 2015, the Company completed the sale of the Human Services segment. During the three and six months ended June 30, 2017, the Company recorded additional expenses related to the Human Services segment, principally related to legal proceedings as described in Note 11, Commitment and Contingences, related to an indemnified legal matter.

Effective October 19, 2016, the Company completed the Matrix Transaction. Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s HA Services segment, which has been reflected as a discontinued operation for the three and six months ended June 30, 2016. Following the Matrix Transaction, the Company has a continuing involvement with Matrix through its 46.8% ownership interest in Matrix, which is accounted for as an equity method investment. Matrix’s pretax income for the three months ended June 30, 2017 totaled $2,284 and its pretax loss for the six months ended June 30, 2017 was $314. There have been no cash inflows or outflows from or to Matrix subsequent to the closing of the Matrix Transaction, other than the payment of working capital adjustments, and management fees associated with its ongoing relationship with Matrix, of which $529 was received during the six months ended June 30, 2017. $312 and $185 are included in “Other receivables” in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively, related to management fees receivable.

Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Human Services Segment	HA Services Segment	Total Discontinued Operations	Human Services Segment	HA Services Segment	Total Discontinued Operations

Operating expenses:
General and administrative expense	$190	$-	$190	$9,596	$-	$9,596
Total operating expenses	190	-	190	9,596	-	9,596
Loss from discontinued operations before income taxes	(190)	-	(190)	(9,596)	-	(9,596)
Income tax benefit	73	-	73	3,612	-	3,612
Discontinued operations, net of tax	$(117)	$-	$(117)	$(5,984)	$-	$(5,984)

General and administrative expenses for the three months ended June 30, 2017 includes legal expenses of $190. General and administrative expenses for the six months ended June 30, 2017 includes an accrual of $9,000 for an estimated settlement of indemnified claims related to the sale of the Human Services segment, as well as related legal expenses of $596. See Note 11, Commitments and Contingencies, for additional information.

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Human Services Segment	HA Services Segment	Total Discontinued Operations	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$-	$52,272	$52,272	$-	$102,864	$102,864

Operating expenses:
Service expense	-	36,963	36,963	-	74,753	74,753
General and administrative expense	-	662	662	-	1,318	1,318
Depreciation and amortization	-	7,965	7,965	-	15,762	15,762
Total operating expenses	-	45,590	45,590	-	91,833	91,833
Operating income	-	6,682	6,682	-	11,031	11,031

Other expenses:
Interest expense, net	-	3,029	3,029	-	6,170	6,170
Income from discontinued operations before income taxes	-	3,653	3,653	-	4,861	4,861
Provision for income taxes	-	1,283	1,283	-	1,738	1,738
Discontinued operations, net of tax	$-	$2,370	$2,370	$-	$3,123	$3,123

Interest expense, net

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the portion of debt that was required to be repaid with the proceeds from the sale of the Matrix Transaction. The total allocated interest expense was $3,031 and $6,174 for the three and six months ended June 30, 2016, respectively, and is included in “Interest expense, net” in the table above.

Cash Flow Information

The following table presents depreciation, amortization and capital expenditures of the discontinued operations for the six months ended June 30, 2016:

Six months ended June 30, 2016

Cash flows from discontinued operating activities:
Depreciation	$2,667
Amortization	13,095

Cash flows from discontinued investing activities:
Purchase of property and equipment	$5,415

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

Effective October 19, 2016, pursuant to the Matrix Transaction, the Company no longer owns a controlling interest in Matrix, which historically constituted the HA Services segment as further discussed in Note 13, Discontinued Operations. As the HA Services segment, through October 19, 2016, is presented as a discontinued operation, it is not reflected in the Company’s segment disclosures.  However, the Company accounts for its noncontrolling interest in Matrix from October 19, 2016 through present as an equity method investment, which solely comprises the Matrix Investment in the table below.

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$338,805	$69,178	$-	$-	$407,983
Service expense	316,435	62,882	-	(2,281)	377,036
General and administrative expense	3,089	6,919	-	8,040	18,048
Depreciation and amortization	3,326	3,489	-	85	6,900
Operating income (loss)	$15,955	$(4,112)	$-	$(5,844)	$5,999

Equity in net gain (loss) of investee	$-	$440	$1,090	$-	$1,530

	Three months ended June 30, 2016
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$308,915	$89,289	$-	$(85)	$398,119
Service expense	285,446	82,073	-	327	367,846
General and administrative expense	2,785	8,585	-	5,341	16,711
Depreciation and amortization	2,931	3,836	-	82	6,849
Operating income (loss)	$17,753	$(5,205)	$-	$(5,835)	$6,713

Equity in net gain (loss) of investee	$-	$(1,459)	$-	$-	$(1,459)

	Six months ended June 30, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$662,839	$144,638	$-	$-	$807,477
Service expense	622,627	126,084	-	(2,265)	746,446
General and administrative expense	5,980	13,964	-	15,132	35,076
Depreciation and amortization	6,477	6,529	-	163	13,169
Operating income (loss)	$27,755	$(1,939)	$-	$(13,030)	$12,786

Equity in net gain (loss) of investee	$-	$(960)	$430	$-	$(530)

	Six months ended June 30, 2016
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$599,876	$180,332	$-	$(54)	$780,154
Service expense	552,392	163,745	-	384	716,521
General and administrative expense	5,622	16,456	-	13,150	35,228
Depreciation and amortization	5,807	7,415	-	166	13,388
Operating income (loss)	$36,055	$(7,284)	$-	$(13,754)	$15,017

Equity in net gain (loss) of investee	$-	$(4,176)	$-	$-	$(4,176)

Geographic Information

 Domestic service revenue, net, totaled 83.1% and 78.0% of service revenue, net for the six months ended June 30, 2017 and 2016, respectively. Foreign service revenue, net, totaled 16.9% and 22.0% of service revenue, net for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017 and December 31, 2016, $84,702, or 23.3%, and $76,579, or 20.4%, respectively, of the Company’s net assets were located in countries outside of the U.S.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2017 and 2016, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2016. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2017 and Q2 2016 mean the three months ended June 30, 2017 and the three months ended March 31, 2016, respectively, and references to YTD 2017 and YTD 2016 mean the six months ended June 30, 2017 and the six months ended June 30, 2016, respectively.

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

Historically, our segments have grown through organic expansion into new markets and service lines, organic expansion within existing markets and service lines, increases in the number of members served under contracts we have been awarded, and the securing of new contracts and acquisitions. We continue to selectively identify and pursue the acquisition of attractive businesses that are complementary to our business strategies. In addition, as demonstrated in 2016 with the Matrix Transaction (as defined below) and in 2015 with the sale of our Human Services segment, we also may enter into strategic partnerships or dispose of current or future investments, based on a variety of factors, including availability of alternative opportunities to deploy capital, maximize shareholder value or other strategic considerations.

Critical accounting estimates and policies

As of June 30, 2017, there has been no change in our critical accounting policies, other than for stock-based compensation and recoverability of goodwill, as discussed below. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2016.

Stock-Based Compensation

Our primary forms of employee stock-based compensation are stock option awards and restricted stock awards, including certain awards which vest based upon performance conditions. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. We recognize the fair value as stock-based compensation expense on a straight-line basis over the requisite service period, which is typically the vesting period. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

As a result of the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), effective January 1, 2017, we no longer record stock-based compensation expense net of estimated forfeitures and the tax effects of awards are treated as discrete items in the period in which tax windfalls or shortfalls occur. The adoption also impacted the presentation of cash flows and the computation of earnings per share.

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

Recoverability of Goodwill

Goodwill. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment annually, or more frequently, if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in the Company’s stock price. We perform the annual goodwill impairment test for all reporting units as of October 1.

First, we perform qualitative assessments for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value amount, we then perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value.

We adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) effective April 1, 2017. ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. Instead, if we deem it necessary to perform the quantitative goodwill impairment test in an annual or interim period, we recognize an impairment charge equal to the excess, if any, of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines. We operate in two principal business segments: NET Services and WD Services. Our investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”) is also a reportable segment referred to as the “Matrix Investment”.

On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in Matrix, with Providence retaining a 46.8% equity interest (the “Matrix Transaction”), resulting in our ownership of a noncontrolling interest in our historical Health Assessment Services (“HA Services”) segment. The HA Services segment results of operations for the periods through October 19, 2016 are separately discussed in the “Discontinued operations, net of tax” section set forth below. The results of operations for periods subsequent to October 19, 2016 are separately discussed in the “Equity in net loss of investees” section set forth below. Additionally, effective November 1, 2015, we completed the sale of our Human Services segment. The Human Services segment results of operations are separately discussed in the “Discontinued operations, net of tax” section set forth below. Subsequent to the sale of our Human Services segment, we have incurred additional expenses in certain periods related to the settlement of indemnification claims and associated legal costs, which are recorded to “Discontinued operations, net of tax”.

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

Q2 2017 compared to Q2 2016

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q2 2017 and Q2 2016 (in thousands):

	Three months ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	407,983	100.0%	398,119	100.0%

Operating expenses:
Service expense	377,036	92.4%	367,846	92.4%
General and administrative expense	18,048	4.4%	16,711	4.2%
Depreciation and amortization	6,900	1.7%	6,849	1.7%
Total operating expenses	401,984	98.5%	391,406	98.3%

Operating income	5,999	1.5%	6,713	1.7%

Non-operating expense:
Interest expense, net	329	0.1%	407	0.1%
Equity in net (gain) loss of investees	(1,530)	-0.4%	1,459	0.4%
Loss (gain) on foreign currency transactions	463	0.1%	(775)	-0.2%
Income from continuing operations before income taxes	6,737	1.7%	5,622	1.4%
Provision for income taxes	2,879	0.7%	3,997	1.0%
Income from continuing operations, net of tax	3,858	0.9%	1,625	0.4%
Discontinued operations, net of tax	(117)	0.0%	2,370	0.6%
Net income	3,741	0.9%	3,995	1.0%
Net loss attributable to noncontrolling interest	174	0.0%	628	0.2%
Net income attributable to Providence	3,915	1.0%	4,623	1.2%

Service revenue, net. Consolidated service revenue, net for Q2 2017 increased $9.9 million, or 2.5%, compared to Q2 2016. Revenue for Q2 2017 compared to Q2 2016 included an increase in revenue attributable to NET Services of $29.9 million. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $20.1 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 3.8% for Q2 2017 compared to Q2 2016.

Total operating expenses. Consolidated operating expenses for Q2 2017 increased $10.6 million, or 2.7%, compared to Q2 2016. Operating expenses for Q2 2017 compared to Q2 2016 included an increase in expenses attributable to NET Services of $31.7 million and an increase in expenses attributable to Corporate and Other of $0.1 million. This increase in operating expenses was partially offset by a decrease in operating expenses attributable to WD Services of $21.2 million.

Operating income. Consolidated operating income for Q2 2017 decreased $0.7 million, or 10.6%, compared to Q2 2016. The decrease was primarily attributable to a decrease in operating income in Q2 2017 as compared to Q2 2016 at NET Services of $1.8 million. This decrease in operating income was partially offset by a decrease in WD Services operating loss of $1.1 million.

Interest expense, net. Consolidated interest expense, net for Q2 2017 decreased $0.1 million, or 19.2%, compared to Q2 2016.

Equity in net (gain) loss of investees. Equity in net (gain) loss of investees primarily relates to our investments in Mission Providence and Matrix. Mission Providence, which is part of WD Services, began providing services in July 2015. We record 75% of Mission Providence’s profit or loss in equity in net (gain) loss of investees. We began reporting Matrix as an equity investment effective October 19, 2016, upon the completion of the Matrix Transaction, and record 46.8% of Matrix’s profit or loss in net (gain) loss of investees. Our equity in net gain of investees for Q2 2017 of $1.5 million primarily related to Mission Providence and Matrix of $0.4 million and $1.1 million, respectively. Included in Mission Providence’s results are restructuring and redundancy costs of $0.3 million and depreciation and amortization of $1.0 million. Included in Matrix’s results are transaction bonuses and other transaction related costs of $0.5 million, equity compensation of $0.6 million, management fees paid to Matrix’s shareholders of $0.7 million, depreciation and amortization of $8.1 million, interest expense of $3.7 million and tax expense of $0.7 million.

Loss (gain) on foreign currency transactions. The foreign currency loss of $0.5 million and foreign currency gain of $0.8 million for Q2 2017 and Q2 2016, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for Q2 2017 and Q2 2016 was 42.7% and 71.1%, respectively. The effective tax rate exceeded the U.S. federal statutory rate of 35% for these periods primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes, and certain non-deductible expenses. Foreign net operating losses for which no tax benefit can be provided were higher in Q2 2016 versus Q2 2017 resulting in a decrease in the effective tax rate from Q2 2016 to Q2 2017. Q2 2017 also included tax deficiencies of $0.1 million related to stock-based compensation, as an increase to the provision for income taxes as a result of applying the guidance in ASU 2016-09. The adoption of ASU 2016-09 will subject our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon fair value of the award at the grant date.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our former Human Services segment and our former HA Services segment, composed entirely of our 100% equity interest in Matrix until the completion of the Matrix Transaction on October 19, 2016. For Q2 2017, discontinued operations, net of tax for our Human Services segment was a loss of $0.1 million. For Q2 2016, discontinued operations, net of tax for our HA Services segment was net income of $2.4 million. See Note 13, Discontinued Operations, to our condensed consolidated financial statements for additional information.

Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our WD Services segment.

YTD 2017 compared to YTD 2016

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for YTD 2017 and YTD 2016 (in thousands):

	Six months ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	807,477	100.0%	$780,154	100.0%

Operating expenses:
Service expense	746,446	92.4%	716,521	91.8%
General and administrative expense	35,076	4.3%	35,228	4.5%
Depreciation and amortization	13,169	1.6%	13,388	1.7%
Total operating expenses	794,691	98.4%	765,137	98.1%

Operating income	12,786	1.6%	15,017	1.9%

Non-operating expense:
Interest expense, net	681	0.1%	902	0.1%
Equity in net loss of investees	530	0.1%	4,176	0.5%
Loss (gain) on foreign currency transactions	400	0.0%	(850)	-0.1%
Income from continuing operations before income taxes	11,175	1.4%	10,789	1.4%
Provision for income taxes	5,402	0.7%	7,789	1.0%
Income from continuing operations, net of tax	5,773	0.7%	3,000	0.4%
Discontinued operations, net of tax	(5,984)	-0.7%	3,123	0.4%
Net (loss) income	(211)	0.0%	6,123	0.8%
Net (income) loss attributable to noncontrolling interest	(200)	0.0%	735	0.1%
Net (loss) income attributable to Providence	(411)	-0.1%	$6,858	0.9%

Service revenue, net. Consolidated service revenue, net for YTD 2017 increased $27.3 million, or 3.5%, compared to YTD 2016. Revenue for YTD 2017 compared to YTD 2016 included an increase in revenue attributable to NET Services of $63.0 million. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $35.7 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 5.1% for YTD 2017 compared to YTD 2016.

Total operating expenses. Consolidated operating expenses for YTD 2017 increased $29.6 million, or 3.9%, compared to YTD 2016. Operating expenses for YTD 2017 compared to YTD 2016 included an increase in expenses attributable to NET Services of $71.3 million. This increase in operating expenses was partially offset by a decrease in operating expenses attributable to WD Services of $41.0 million and a decrease in operating expenses attributable to Corporate and Other of $0.7 million.

Operating income. Consolidated operating income for YTD 2017 decreased $2.2 million, or 14.9%, compared to YTD 2016. The decrease was primarily attributable to a decrease in operating income in attributable to NET Services of $8.3 million as compared to YTD 2016. This decrease in operating income was partially offset by a decrease in WD Services operating loss of $5.3 million and a decrease in Corporate and Other operating loss of $0.8 million.

Interest expense, net. Consolidated interest expense, net for YTD 2017 decreased $0.2 million, or 24.5%, compared to YTD 2016.

Equity in net loss of investees. Our equity in net loss of investees for YTD 2017 of $0.5 million includes an equity in net loss for Mission Providence of $1.0 million, partially offset by equity in net gain of Matrix of $0.4 million. Included in Mission Providence’s results are restructuring and redundancy costs of $1.3 million and depreciation and amortization of $2.0 million. Included in Matrix’s results are transaction bonuses and other transaction related costs of $3.5 million, equity compensation of $1.3 million, management fees paid to Matrix’s shareholders of $1.2 million, depreciation and amortization of $16.2 million, interest expense of $7.3 million and income tax benefit of $0.1 million.

Loss (gain) on foreign currency transactions. The foreign currency loss of $0.4 million and foreign currency gain of $0.9 million for YTD 2017 and YTD 2016, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2017 and YTD 2016 was 48.3% and 72.2%, respectively. The effective tax rate exceeded the U.S. federal statutory rate of 35% for these periods primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes, and certain non-deductible expenses. Foreign net operating losses for which no tax benefit can be provided were higher in YTD 2016 versus YTD 2017 resulting in a decrease in the effective tax rate from YTD 2016 to YTD 2017. YTD 2017 also included excess tax benefits of $0.1 million which reduced the provision for income taxes as a result of applying the guidance in ASU 2016-09.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our former Human Services segment and our former HA Services segment, composed entirely of our 100% equity interest in Matrix until the completion of the Matrix Transaction on October 19, 2016. For YTD 2017, discontinued operations, net of tax for our Human Services segment was a loss of $6.0 million, which primarily related to the accrual of a contingent liability of $9.0 million related to the settlement of indemnification claims and associated legal costs of $0.6 million, partially offset by a related tax benefit. For YTD 2016, discontinued operations, net of tax for our HA Services segment was net income of $3.1 million. See Note 13, Discontinued Operations, to our condensed consolidated financial statements for additional information.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our WD Services segment.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q2 2017 and Q2 2016 (in thousands):

	Three Months Ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	338,805	100.0%	308,915	100.0%

Service expense	316,435	93.4%	285,446	92.4%
General and administrative expense	3,089	0.9%	2,785	0.9%
Depreciation and amortization	3,326	1.0%	2,931	0.9%
Operating income	15,955	4.7%	17,753	5.7%

Service revenue, net. Service revenue, net for NET Services for Q2 2017 increased $29.9 million, or 9.7%, compared to Q2 2016.  The increase was primarily related to net increased revenue from existing contracts of $27.6 million, due to the net impact of membership and rate changes, including a rate adjustment related to increased utilization activity under a significant contract, in addition to the impact of new contracts which contributed $23.8 million of revenue for Q2 2017, including new managed care organization contracts in California, Florida and New York. These increases were partially offset by the impact of contracts we no longer serve, including a contract with the state of New York, which resulted in a decrease in revenue of $21.5 million.

Service expense, net. Service expense for our NET Services segment included the following for Q2 2017 and Q2 2016 (in thousands):

	Three Months Ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	263,563	77.8%	235,745	76.3%
Payroll and related costs	39,648	11.7%	39,702	12.9%
Other operating expenses	13,092	3.9%	9,926	3.2%
Stock-based compensation	132	0.0%	73	0.0%
Total service expense	316,435	93.4%	285,446	92.4%

Service expense for Q2 2017 increased $31.0 million, or 10.9%, compared to Q2 2016. The increase in service expense was primarily attributable to the impact of the new managed care organization contracts in California, Florida and New York. Purchased services as a percentage of revenue increased from 76.3% in Q2 2016 to 77.8% in Q2 2017 primarily attributable to an increase in utilization across multiple contracts and contract start-up costs in California and Florida. The higher utilization was in part driven by increased Medicaid reimbursement in New Jersey for certain medical services, which in turn increased demand for transportation services.

As a percentage of revenue, payroll and related costs decreased from 12.9% in Q2 2016 to 11.7% in Q2 2017 due to efficiencies gained from process improvement initiatives and a decrease in incentive compensation, including the impact of establishing the final amounts for a historical NET Services’ long-term incentive plan as well as plan participation rates, which resulted in a decrease in expense of $1.4 million as compared to Q2 2016. Other operating expenses increased for Q2 2017 as compared to Q2 2016 primarily attributable to $1.4 million of value enhancement and related costs incurred for external resources used in the design and implementation of NET Services member experience and value enhancement initiatives.

General and administrative expense. General and administrative expense in Q2 2017 increased $0.3 million, or 10.9%, as compared to Q2 2016, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense remained constant at 0.9%.

Depreciation and amortization. Depreciation and amortization increased $0.4 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization increased slightly from 0.9% for Q2 2016 to 1.0% for Q2 2017.

NET Services segment financial results are as follows for YTD 2017 and YTD 2016 (in thousands):

	Six Months Ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	662,839	100.0%	599,876	100.0%

Service expense	622,627	93.9%	552,392	92.1%
General and administrative expense	5,980	0.9%	5,622	0.9%
Depreciation and amortization	6,477	1.0%	5,807	1.0%
Operating income	27,755	4.2%	36,055	6.0%

Service revenue, net. Service revenue, net for NET Services for YTD 2017 increased $63.0 million, or 10.5%, compared to YTD 2016.  The increase was primarily related to net increased revenue from the impact of new contracts which contributed $52.5 million of revenue for YTD 2017, including new managed care organization contracts in California, Florida and New York, in addition to an increase in revenue from existing contracts totaling $47.2 million due to the net impact of membership and rate changes, including a rate adjustment related to increased utilization activity under a significant contract. These increases were partially offset by the impact of contracts we no longer serve, including a contract with the state of New York, which resulted in a decrease in revenue of $36.7 million.

Service expense, net. Service expense for our NET Services segment included the following for YTD 2017 and YTD 2016 (in thousands):

	Six Months Ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	516,020	77.8%	453,050	75.5%
Payroll and related costs	82,031	12.4%	80,285	13.4%
Other operating expenses	24,286	3.7%	18,902	3.2%
Stock-based compensation	290	0.0%	155	0.0%
Total service expense	622,627	93.9%	552,392	92.1%

Service expense for YTD 2017 increased $70.2 million, or 12.7%, compared to YTD 2016. The increase in service expense was primarily attributable to the impact of new managed care organization contracts in California, Florida and New York. Purchased services as a percentage of revenue increased from 75.5% in YTD 2016 to 77.8% in YTD 2017 primarily attributable to an increase in utilization across multiple contracts and contract start-up costs in California and Florida. The higher utilization was in part driven by increased Medicaid reimbursement in New Jersey for certain medical services, which in turn increased demand for transportation services, as well as lower cancellation rates across multiple contracts, which we believe was primarily due to milder winter weather conditions during the first quarter of 2017.

As a percentage of revenue, payroll and related costs decreased from 13.4% in YTD 2016 to 12.4% in YTD 2017 due to efficiencies gained from process improvement initiatives and a decrease in incentive compensation including the impact of establishing the final amounts for a NET Services’ long-term incentive plan. Other operating expenses increased for YTD 2017 as compared to YTD 2016 primarily attributable to $2.7 million of value enhancement and related costs incurred for external resources used in the design and implementation of NET Services member experience and value enhancement initiatives.

General and administrative expense. General and administrative expense in YTD 2017 increased $0.4 million, or 6.4%, as compared to YTD 2016, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense remained constant at 0.9%.

Depreciation and amortization. Depreciation and amortization increased $0.7 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0%.

WD Services

WD Services segment financial results are as follows for Q2 2017 and Q2 2016 (in thousands):

	Three Months Ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	69,178	100.0%	89,289	100.0%

Service expense	62,882	90.9%	82,073	91.9%
General and administrative expense	6,919	10.0%	8,585	9.6%
Depreciation and amortization	3,489	5.0%	3,836	4.3%
Operating loss	(4,112)	-5.9%	(5,205)	-5.8%

Service revenue, net. Service revenue, net for Q2 2017 decreased $20.1 million, or 22.5%, compared to Q2 2016. Excluding the effects of changes in currency exchange rates, service revenue decreased 16.7% in Q2 2017 compared to Q2 2016. This decrease was primarily related to the anticipated ending of referrals under the segment’s primary employability program in the UK, partially offset by increases across various employability contracts outside the UK, including Saudi Arabia, France and Germany.

Service expense. Service expense for our WD Services segment included the following for Q2 2017 and Q2 2016 (in thousands):

	Three Months Ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	43,992	63.6%	57,808	64.7%
Purchased services	9,215	13.3%	12,713	14.2%
Other operating expenses	9,661	14.0%	11,559	12.9%
Stock-based compensation	14	0.0%	(7)	0.0%
Total service expense	62,882	90.9%	82,073	91.9%

Service expense in Q2 2017 decreased $19.2 million, or 23.4%, compared to Q2 2016. Payroll and related costs decreased primarily as a result of the ending of referrals under the segment’s primary employability program in the UK as well as multiple redundancy plans across the WD Services operations that have begun to better align headcount with service delivery volumes, resulting in a decrease of payroll and related costs as a percentage of revenue. Payroll and related costs include $0.3 million and $3.4 million in Q2 2017 and Q2 2016, respectively, of termination benefits related to multiple redundancy plans. Purchased services decreased in Q2 2017 compared to Q2 2016 primarily as a result of the ending of client referrals under our primary employability program in the UK, which resulted in a decline in the use of outsourced services.

General and administrative expense. General and administrative expense in Q2 2017 decreased $1.7 million compared to Q2 2016 due to office closures associated with restructuring of the UK operations, as well as lower rent for certain offices associated with the offender rehabilitation program.

Depreciation and amortization. Depreciation and amortization for Q2 2017 decreased $0.3 million compared to Q2 2016, primarily due to the asset impairment charges incurred during the fourth quarter of 2016, which decreased the value of our intangible assets and certain property and equipment.

WD Services segment financial results are as follows for YTD 2017 and YTD 2016 (in thousands):

	Six Months Ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	144,638	100.0%	180,332	100.0%

Service expense	126,084	87.2%	163,745	90.8%
General and administrative expense	13,964	9.7%	16,456	9.1%
Depreciation and amortization	6,529	4.5%	7,415	4.1%
Operating loss	(1,939)	-1.3%	(7,284)	-4.0%

Service revenue, net. Service revenue, net for YTD 2017 decreased $35.7 million, or 19.8%, compared to YTD 2016. Excluding the effects of changes in currency exchange rates, service revenue decreased 12.9% in YTD 2017 compared to YTD 2016. This decrease was primarily related to the anticipated decline of referrals under the segment’s primary employability program in the UK, partially offset by increases across various employability contracts outside the UK, including Saudi Arabia, France and Germany. YTD 2017 includes the impact of $5.2 million of revenue recognized under the offender rehabilitation program related to the finalization of a contractual adjustment for the contract year ended March 31, 2017.

Service expense. Service expense for our WD Services segment included the following for YTD 2017 and YTD 2016 (in thousands):

	Six Months Ended June 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	88,963	61.5%	114,687	63.6%
Purchased services	18,004	12.4%	27,206	15.1%
Other operating expenses	19,089	13.2%	21,827	12.1%
Stock-based compensation	28	0.0%	25	0.0%
Total service expense	126,084	87.2%	163,745	90.8%

Service expense in YTD 2017 decreased $37.7 million, or 23.0%, compared to YTD 2016. Payroll and related costs decreased primarily as a result of declining referrals under the segment’s primary employability program in the UK as well as multiple redundancy plans that have begun to better align headcount with service delivery volumes resulting in a decrease of payroll and related costs as a percentage of revenue. Payroll and related costs include $0.9 million and $4.6 million in YTD 2017 and YTD 2016, respectively, of termination benefits related to redundancy plans as well as $0.2 million in YTD 2017 for the termination of an executive of one of the operations. Purchased services decreased in YTD 2017 compared to YTD 2016 primarily as a result of a decline in client referrals under our primary employability program in the UK, which resulted in a decline in the use of outsourced services.

General and administrative expense. General and administrative expense in YTD 2017 decreased $2.5 million compared to YTD 2016 due to office closures associated with restructuring of the UK operations, as well as lower rent for certain offices associated with the offender rehabilitation program.

Depreciation and amortization. Depreciation and amortization for YTD 2017 decreased $0.9 million compared to YTD 2016, primarily due to the asset impairment charges incurred during the fourth quarter of 2016, which decreased the value of our intangible assets and certain property and equipment.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q2 2017 and Q2 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
	$	$
Service revenue, net	-	(85)

Service expense	(2,281)	327
General and administrative expense	8,040	5,341
Depreciation and amortization	85	82
Operating loss	(5,844)	(5,835)

Operating loss. Corporate and Other operating loss in Q2 2017 increased slightly as compared to Q2 2016. This increase was primarily related to a $1.4 million increase in cash settled stock-based compensation expense as a result of the increase in the Company’s stock price during Q2 2017 as compared to a decline in the Company’s stock price during Q2 2016 along with an increase of $1.1 million of legal and consulting costs. This increase was partially offset by a reduction in insurance loss reserves in Q2 2017 due to favorable claims history of our Captive reinsurance programs, which is included in “Service expense”.

General and administrative expense includes stock-based compensation for the HoldCo LTIP of $1.0 million and $0.8 million for Q2 2017 and Q2 2016, respectively. No shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79.

Corporate and Other financial results are as follows for YTD 2017 and YTD 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
	$	$
Service revenue, net	-	(54)

Service expense	(2,265)	384
General and administrative expense	15,132	13,150
Depreciation and amortization	163	166
Operating loss	(13,030)	(13,754)

Operating loss. Corporate and Other operating loss in YTD 2017 decreased by $0.7 million, or 5.3%, as compared to YTD 2016. This decrease was primarily related to a reduction in insurance loss reserves in 2017 due to favorable claims history of our Captive reinsurance programs, which is included in “Service expense” as well as decreased accounting and professional fees included in “General and administrative expense”. This decrease was partially offset by an increase in cash settled stock-based compensation expense of $1.3 million, primarily as a result of an increase in the Company’s stock price in YTD 2017 as compared to a decline in the Company’s stock price in YTD 2016, an increase in stock settled stock-based compensation expense of $1.1 million, primarily related to an increase in expense for the HoldCo LTIP and a benefit recorded in YTD 2016 for performance based units, with no corresponding benefit in YTD 2017, as well as an increase of $1.1 million of legal and consulting costs.

General and administrative expense includes stock-based compensation for the HoldCo LTIP of $2.1 million and $1.5 million for YTD 2017 and YTD 2016, respectively. No shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79.

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

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses and new contract start-up costs, including workforce restructuring costs. We expect to meet any cash requirements through available cash on hand, cash generated from our operating segments, and borrowing capacity under our Credit Facility (as defined below).

Cash flow from operating activities was our primary source of cash during YTD 2017. Our balance of cash and cash equivalents was $56.6 million and $72.3 million at June 30, 2017 and December 31, 2016, respectively, including $18.1 million and $21.4 million held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries.

We had restricted cash of $7.9 million and $14.1 million at June 30, 2017 and December 31, 2016, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. At June 30, 2017 and December 31, 2016, we had no amounts outstanding under our Credit Facility.

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

Cash flows

         Operating activities. We generated net cash flows from operating activities of $9.3 million for YTD 2017. These cash flows included a net loss of $0.2 million, including $5.8 million of net income related to continuing operations and $6.0 million of net loss related to discontinued operations. Non-cash items included $9.2 million of depreciation expense, $3.9 million of amortization expense, $3.0 million in stock-based compensation expense, and $0.5 million in equity in net loss of investees. Changes in working capital include the following significant items:

●	$11.5 million source of cash due to the increase in accrued transportation costs of NET Services. This increase was primarily related to increased utilization of transportation services.

●

$8.9 million use of cash due to the increase in accounts receivable attributable to an increase in NET Services’ accounts receivable of $4.2 million and an increase in WD Services’ accounts receivable of $4.8 million. These fluctuations primarily resulted from the timing of payments from a limited number of significant payers within each segment.

●	$9.0 million increase in the accrual of a contingent liability in the first quarter of 2017 related to the settlement of indemnification claims.

Investing activities. Net cash used in investing activities totaled $4.8 million for YTD 2017. During the period, $10.7 million of cash was used to purchase property and equipment primarily related to information technology purchases to support the growth of our operating segments. The Company also loaned $0.6 million to Mission Providence, one of the Company’s equity method investees, in YTD 2017. These cash outflows were partially offset by a decrease in the restricted cash of the Captive of $6.2 million due to the release of collateral for irrevocable standby letters of credit to secure reinsured claims losses, a decrease in the amount of cash required to be held in trust for reinsurance claim payments, and the payment of claims from the restricted cash account.

Financing activities. Net cash used in financing activities totaled $20.8 million for YTD 2017. During the period, cash paid for common stock repurchases pursuant to our $100.0 million stock repurchase program totaled $18.0 million and we paid convertible preferred stock dividends of $2.2 million.

Obligations and commitments

Credit facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a subfacility of $25.0 million for letters of credit. As of June 30, 2017, we had no borrowings and seven letters of credit in the amount of $11.0 million outstanding under the revolving credit facility. At June 30, 2017, our available credit under the revolving credit facility was $189.0 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Facility matures on August 2, 2018.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company was in compliance with all covenants as of June 30, 2017.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by certain of Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”), pursuant to the Standby Purchase Agreement between the Standby Purchasers and the Company, the Company issued 805,000 shares of Preferred Stock, of which 803,398 shares are outstanding as of June 30, 2017. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the six months ended June 30, 2017 and totaled $2.2 million.

 Reinsurance and Self-Funded Insurance Programs

Reinsurance

We historically reinsured a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. As of May 16, 2017, SPCIC did not renew the expiring reinsurance policies. SPCIC will continue to resolve claims under the historical policy years.

At June 30, 2017, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $2.0 million, $0.9 million and $5.9 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at June 30, 2017 was $6.1 million. We recorded a corresponding receivable from third-party insurers and liability at June 30, 2017 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, SPCIC had restricted cash of $7.6 million and $13.8 million at June 30, 2017 and December 31, 2016, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our NET Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $2.0 million and $3.0 million as of June 30, 2017 and December 31, 2016, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In certain cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of June 30, 2017, we conducted business in ten countries outside the U.S. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. During YTD 2017 we generated $136.8 million of our net operating revenues from operations outside the U.S. As we expand further into international markets, we expect the risk from foreign currency exchange rates to increase.

A 10% adverse change in the foreign currency exchange rate from British Pounds to U.S. dollars would have a $8.7 million negative impact on consolidated revenue and a $2.3 million negative impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on our financial results.

We assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2017. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL. For further information on this legal proceeding, please see Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and Part II, Item 1, Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.

On January 20, 2017, the special litigation committee created by the Company’s Board of Directors advised the Court that the parties to the litigation and the special litigation committee had reached an agreement in principle to settle all of the claims in the litigation. The parties have entered into a proposed settlement agreement which has been submitted to the Court for approval. The proposed settlement agreement provides for a settlement amount of $10,000 less plaintiff’s legal fees and expenses (the “Settlement Amount”), with 75% of the Settlement Amount less plaintiff’s legal fees and expenses to be paid to the Company and 25% of the Settlement Amount to be paid to holders of the Company’s common stock. A court hearing to consider the proposed settlement has been scheduled for September 28, 2017.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuer Purchases of Equity Securities

          The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2017:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
April 1, 2017
to
April 30, 2017	-	$-	-	$69,624,167

Month 2:
May 1, 2017
to
May 31, 2017	24	$46.97	-	$69,624,167

Month 3:
June 1, 2017
to
June 30, 2017	-	$-	-	$69,624,167

Total	24		-

______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)

On October 26, 2016, our Board authorized a new repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s common stock during the twelve-month period following October 26, 2016. As of June 30, 2017, a total of 770,808 shares were purchased through this plan for $30.4 million, including commission payments.

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

THE PROVIDENCE SERVICE CORPORATION

Date: August 9, 2017	By:	/s/ James M. Lindstrom
James M. Lindstrom Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ David C. Shackelton
David C. Shackelton Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.