Form 10-Q
period 2017-09-30
PROVIDENCE SERVICE CORP
filed 2017-11-08
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of November 3, 2017, there were outstanding 13,305,502 shares (excluding treasury shares of 3,944,171) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,178	$72,262
Accounts receivable, net of allowance of $5,765 in 2017 and $5,901 in 2016	175,162	162,115
Other receivables	5,555	12,639
Prepaid expenses and other	39,083	37,895
Restricted cash	1,198	3,192
Total current assets	313,176	288,103
Property and equipment, net	48,191	46,220
Goodwill	121,555	119,624
Intangible assets, net	45,750	49,124
Equity investments	157,067	161,363
Other assets	12,911	8,397
Restricted cash, less current portion	5,902	10,938
Deferred tax asset	4,436	1,510
Total assets	$708,988	$685,279
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$1,528	$1,721
Accounts payable	19,921	22,177
Accrued expenses	103,397	102,381
Accrued transportation costs	101,195	72,356
Deferred revenue	17,421	20,522
Reinsurance and related liability reserves	4,881	8,639
Total current liabilities	248,343	227,796
Long-term obligations, less current portion	566	1,890
Other long-term liabilities	23,968	22,380
Deferred tax liabilities	54,363	57,973
Total liabilities	327,240	310,039
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,232 and 803,398 issued and outstanding; 5.5%/8.5% dividend rate	77,549	77,565
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,446,673 and 17,315,661 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	310,017	302,010
Retained earnings	167,004	156,718
Accumulated other comprehensive loss, net of tax	(26,331)	(33,449)
Treasury shares, at cost, 3,944,171 and 3,478,676 shares	(144,201)	(125,201)
Total Providence stockholders' equity	306,506	300,095
Noncontrolling interest	(2,307)	(2,420)
Total stockholders' equity	304,199	297,675
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$708,988	$685,279

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service revenue, net	$409,517	$412,271	$1,216,994	$1,192,426

Operating expenses:
Service expense	378,032	378,488	1,124,478	1,095,011
General and administrative expense	18,629	17,320	53,705	52,548
Depreciation and amortization	6,547	6,670	19,716	20,058
Total operating expenses	403,208	402,478	1,197,899	1,167,617

Operating income	6,309	9,793	19,095	24,809

Other expenses:
Interest expense, net	302	338	983	1,239
Equity in net (gain) loss of investees	460	1,517	991	5,693
Gain on sale of equity investment	(12,606)	—	(12,606)	—
Loss (gain) on foreign currency transactions	200	(482)	600	(1,332)
Income from continuing operations before income taxes	17,953	8,420	29,127	19,209
Provision for income taxes	2,989	4,678	8,391	12,466
Income from continuing operations, net of tax	14,964	3,742	20,736	6,743
Discontinued operations, net of tax	(16)	(2,791)	(6,000)	332
Net income	14,948	951	14,736	7,075
Net loss (income) attributable to noncontrolling interests	(95)	(301)	(295)	433
Net income attributable to Providence	$14,853	$650	$14,441	$7,508

Net income (loss) available to common stockholders (Note 9)	$11,962	$(745)	$8,927	$3,697

Basic earnings (loss) per common share:
Continuing operations	$0.88	$0.14	$1.10	$0.23
Discontinued operations	—	(0.19)	(0.44)	0.02
Basic earnings (loss) per common share	$0.88	$(0.05)	$0.66	$0.25

Diluted earnings (loss) per common share:
Continuing operations	$0.88	$0.14	$1.09	$0.23
Discontinued operations	—	(0.19)	(0.44)	0.02
Diluted earnings (loss) per common share	$0.88	$(0.05)	$0.65	$0.25

Weighted-average number of common shares outstanding:
Basic	13,581,662	14,523,408	13,612,764	14,823,757
Diluted	13,655,554	14,634,483	13,676,468	14,943,024

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$14,948	$951	$14,736	$7,075
Net loss (income) attributable to noncontrolling interest	(95)	(301)	(295)	433
Net income attributable to Providence	14,853	650	14,441	7,508
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,165	(2,808)	6,591	(11,140)
Reclassification of translation loss realized upon sale of equity investment	527	—	527	—
Other comprehensive income (loss):	2,692	(2,808)	7,118	(11,140)
Comprehensive income (loss)	17,640	(1,857)	21,854	(4,065)
Comprehensive loss (income) attributable to noncontrolling interest	(26)	(266)	(113)	378
Comprehensive income (loss) attributable to Providence	$17,614	$(2,123)	$21,741	$(3,687)

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2017	2016
Operating activities
Net (loss) income	$14,736	$7,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,802	17,039
Amortization	5,914	24,140
Provision for doubtful accounts	1,258	2,196
Stock-based compensation	4,586	3,204
Deferred income taxes	(7,062)	(15,446)
Amortization of deferred financing costs and debt discount	516	1,573
Equity in net loss of investees	991	5,693
Gain on sale of equity investment	(12,606)	—
Other non-cash charges (credits)	555	(1,279)
Changes in operating assets and liabilities:
Accounts receivable	(10,647)	(22,116)
Prepaid expenses and other	7,517	(9,900)
Reinsurance and related liability reserve	(4,924)	984
Accounts payable and accrued expenses	(3,407)	32,530
Income taxes payable on sale of business	—	(30,153)
Accrued transportation costs	28,839	31,935
Deferred revenue	(4,537)	(7,460)
Other long-term liabilities	1,399	5,242
Net cash provided by operating activities	36,930	45,257
Investing activities
Purchase of property and equipment	(15,293)	(33,928)
Net increase from short-term investments	300	242
Equity investments	—	(6,381)
Cost method investments	(3,000)	—
Loan to joint venture	(566)	—
Repayment of loan from joint venture	576	—
Proceeds from sale of equity investment	15,823	—
Restricted cash for reinsured claims losses and other	7,029	4,917
Net cash provided by (used in) investing activities	4,869	(35,150)
Financing activities
Preferred stock dividends	(3,305)	(3,309)
Repurchase of common stock, for treasury	(18,763)	(53,214)
Proceeds from common stock issued pursuant to stock option exercise	1,528	4,099
Performance restricted stock surrendered for employee tax payment	(96)	—
Repayment of long-term debt	—	(23,250)
Proceeds from long-term debt	—	43,500
Capital lease payments and other	(1,711)	(47)
Net cash used in financing activities	(22,347)	(32,221)
Effect of exchange rate changes on cash	464	(39)
Net change in cash and cash equivalents	19,916	(22,153)
Cash and cash equivalents at beginning of period	72,262	84,770
Cash and cash equivalents at end of period	$92,178	$62,617

Supplemental cash flow information:
Cash paid for interest	$776	$8,873
Cash paid for income taxes	$14,804	$50,037
Prepaid financing and subsidiary stock issuance costs	$—	$1,049
Accrued unfunded future equity investment capital contributions	$—	$1,590
Purchase of equipment through capital lease obligation	$—	$809
 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2017
(in thousands except years, share and per share data)

1.    Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”), through its subsidiaries and other companies in which it owns interests, is primarily engaged in the provision of healthcare and workforce development services for public and private sector entities seeking to control costs and promote positive outcomes. The subsidiaries and other companies in which the Company holds interests comprise the following segments:

•	Non-Emergency Transportation Services (“NET Services”) – Nationwide provider of non-emergency medical transportation programs for state governments and managed care organizations.

•
Workforce Development Services (“WD Services”) – Global provider of employment preparation and placement and legal offender rehabilitation services to eligible participants of government sponsored programs.

•
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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

Reclassifications

We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”) with Providence retaining a 46.8% equity interest (the “Matrix Transaction”). Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s Health Assessment Services (“HA Services”) segment. Operating results for this segment are reported as discontinued operations, net of tax in the condensed consolidated statements of income for the three and nine months ended September 30, 2016. See Note 13, Discontinued Operations, for further information. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for additional information on other reclassifications.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the nine months ended September 30, 2017:

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017, and elected to recognize forfeitures as they occur. As a result, the Company recorded a cumulative effect adjustment of $850 to retained earnings as of January 1, 2017. Upon adoption, all excess tax benefits and tax deficiencies related to employee share-based payments are recognized through income tax expense prospectively. For the three and nine months ended September 30, 2017, the Company recorded excess tax deficiencies of $261 and $148, respectively, as an increase to the provision for income taxes. The Company excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis resulting in a decrease in diluted weighted average shares outstanding of 4,779 and 7,451 shares, respectively, for the three and nine months ended September 30, 2017.

The adoption of ASU 2016-09 subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon the fair value of the award at the grant date. For example, no shares will be distributed under the Company’s 2015 Holding Company LTI Program (the “HoldCo LTIP”) unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79. If this market condition is not satisfied, a significant tax shortfall will result, causing an adverse impact on our tax provision.

The Company elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. This resulted in an increase in cash flows provided by operating activities of $276 and an increase of $276 in cash flows used in financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2016. Additionally, ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically classified these amounts.

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

The Company has developed an adoption plan, assembled a cross-functional project team and is in the process of assessing the impacts of applying ASC 606 to the Company’s financial statements, information systems and internal controls. The Company has elected to adopt ASU 2014-09 using the modified retrospective method. Additionally, the Company has performed detailed reviews of a significant number of its existing contracts with customers. These reviews have focused on several key considerations which could impact the Company's accounting and reporting under the new standard:

•	the effect of specified clauses on the term of many of the Company’s contracts with customers;

•	the nature of the promises in many of the Company’s contracts with customers to perform integrated services over a period of time;

•	whether and how much variable consideration to include when determining the transaction prices for its contracts with customers;

•	whether any of the Company’s customer contracts require performance over a series of distinct service periods and the impact on determining and allocating the transaction price; and

•
the manner in which the Company will measure its progress towards fully satisfying its performance obligations, including a determination of whether the Company may be able to use certain practical expedients.

These reviews are substantially complete for NET Services and are ongoing for WD Services. The Company expects little to no impact within NET Services from the adoption of ASU 2014-09, and is implementing controls and process changes needed to apply ASC 606. Within WD Services, the Company expects certain amounts of variable consideration related to contingent revenue will be accelerated. Such amounts were previously deferred until the final resolution of the contingency. Management’s assessment is ongoing; however, management does not believe the impact of ASC 606 on its financial statements will be significant based on the procedures performed to date.

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

3.    Equity Investment

Matrix

Prior to the closing of the Matrix Transaction on October 19, 2016, the financial results of Matrix were included in the Company’s HA Services segment. Subsequent to the closing of the Matrix Transaction, the Company owned a 46.8% noncontrolling interest in Matrix. As of September 30, 2017, the Company owned a 46.6% noncontrolling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (gain) loss of investees” in the accompanying condensed consolidated statements of income.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2017 and December 31, 2016 totaled $156,883 and $157,202, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	September 30, 2017	December 31, 2016
Current assets	$50,015	$28,589
Long-term assets	598,842	614,841
Current liabilities	39,273	25,791
Long-term liabilities	270,816	281,348

Three months ended September 30, 2017
Revenue	$58,639
Operating income	3,159
Net loss	(537)

Nine months ended September 30, 2017
Revenue	$175,346
Operating income	10,109
Net loss	(775)

See Note 13, Discontinued Operations, for Matrix’s 2016 results of operations.

Mission Providence

The Company entered into a joint venture agreement in November 2014 with Mission Australia ACN ("Mission Australia") to form Mission Providence Pty Ltd (“Mission Providence”). Mission Providence delivers employment preparation and placement services in Australia. The Company had a 60% ownership interest in Mission Providence, and had rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company accounted for this investment under the equity method of accounting and the Company’s share of Mission Providence’s income or losses was recorded as “Equity in net (gain) loss of investees” in the accompanying condensed consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the condensed consolidated statements of cash flows as “Equity investments.”

On September 29, 2017, the Company and Mission Australia completed the sale of 100% of the stock of Mission Providence pursuant to a share sale agreement. Upon the sale of Mission Providence, the Company received AUD 20,184, or $15,823 of proceeds, for its equity interest, net of transaction fees. The related gain on sale of Mission Providence totaling $12,606 is recorded as “Gain on sale of equity investment” in the accompanying condensed consolidated statements of income. The carrying amount of the assets included in the Company’s condensed consolidated balance sheet related to the Company’s interest in Mission Providence was $4,021 at December 31, 2016.

Summary financial information for Mission Providence on a standalone basis is as follows:

December 31, 2016
Current assets	$4,640
Long-term assets	10,473
Current liabilities	12,844
Long-term liabilities	1,655

	Three months ended September 30,
	2017	2016
Revenue	$10,244	$9,349
Operating loss	(599)	(2,903)
Net loss	(651)	(2,059)

	Nine months ended September 30,
	2017	2016
Revenue	$30,125	$26,475
Operating loss	(1,765)	(10,697)
Net loss	(1,934)	(7,627)

 4.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	September 30, 2017	December 31, 2016
Prepaid income taxes	$3,819	$1,467
Escrow funds	10,000	10,000
Prepaid insurance	2,778	3,153
Prepaid taxes and licenses	2,526	3,570
Note receivable	3,201	3,130
Prepaid rent	2,727	2,013
Deposits held for leased premises and bonds	2,744	2,609
Other	11,288	11,953
Total prepaid expenses and other	$39,083	$37,895

Escrow funds represent amounts related to potential indemnification claims from the sale of the Human Services segment, which was completed on November 1, 2015. The Company has accrued $15,000 as a contingent liability for the settlement of potential indemnification claims, which is included in “Accrued expenses” in the condensed consolidated balance sheet as of September 30, 2017. While the matter is not resolved, it is highly likely the escrow funds will be used to satisfy a portion of this settlement. See Note 11, Commitments and Contingencies, for further information.

5.    Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Accrued compensation	$24,058	$23,050
NET Services accrued contract payments	26,504	32,836
Accrued settlement	15,000	6,000
Income taxes payable	—	372
Other	37,835	40,123
Total accrued expenses	$103,397	$102,381

6.    Restructuring and Related Reorganization Costs

WD Services has three redundancy programs. Two redundancy plans were approved in 2015 and have been substantially completed; a plan related to the termination of employees delivering services under an offender rehabilitation program (“Offender Rehabilitation Program”) and a plan related to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the United Kingdom (“UK Restructuring Program”). In addition, a redundancy plan related to the termination of employees as part of a value enhancement project ("Ingeus Futures Program") to better align costs at Ingeus with revenue and to improve overall operating performance was approved in 2016. The Company recorded severance and related charges of $1,117 and $4,741 during the nine months ended September 30, 2017 and 2016, respectively, relating to the termination benefits for employee groups and specifically identified employees impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income.

The initial estimate of severance and related charges for the plans was based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. Additional charges above the initial estimates were incurred for the redundancy plans during the nine months ended September 30, 2017 and 2016 related to the actualization of termination benefits for specifically identified employees impacted under these plans, as well as an increase in the number of individuals impacted by these plans. The final identification of the employees impacted by each program is subject to customary consultation procedures.

Summary of Severance and Related Charges

	January 1, 2017	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	September 30, 2017

Ingeus Futures' Program	$2,486	$1,186	$(3,086)	$158	$744
Offender Rehabilitation Program	1,380	(40)	(1,357)	17	—
UK Restructuring Program	50	(29)	—	3	24
Total	$3,916	$1,117	$(4,443)	$178	$768

	January 1, 2016	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	September 30, 2016

Offender Rehabilitation Program	$6,538	$4,204	$(6,075)	$(906)	$3,761
UK Restructuring Program	2,059	537	(2,379)	(103)	114
Total	$8,597	$4,741	$(8,454)	$(1,009)	$3,875

The total of accrued severance and related costs of $768 is reflected in “Accrued expenses” in the condensed consolidated balance sheet at September 30, 2017. The amount accrued as of September 30, 2017 is expected to be settled principally by the end of 2017.

7.    Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the nine months ended September 30, 2017:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	17,315,661	$17	$302,010	$156,718	$(33,449)	3,478,676	$(125,201)	$(2,420)	$297,675
Stock-based compensation	—	—	4,636	—	—	—	—	—	4,636
Exercise of employee stock options	70,283	—	1,468	—	—	5,665	(238)	—	1,230
Restricted stock issued	31,316	—	—	—	—	17,865	(779)	—	(779)
Performance restricted stock issued	3,773	—	(96)	—	—	—	—	—	(96)
Shares issued for bonus settlement and director stipend	25,225		1,107		—	—	—	—	1,107
Stock repurchase plan	—	—	—	—	—	441,965	(17,983)	—	(17,983)
Conversion of convertible preferred stock to common stock	415	—	17	—	—	—	—	—	17
Foreign currency translation adjustments, net of tax	—	—	—	—	6,591	—	—	(182)	6,409
Reclassification of translation loss realized upon sale of equity investment	—	—	—	—	527	—	—	—	527
Convertible preferred stock dividends	—	—	—	(3,305)	—	—	—	—	(3,305)
Noncontrolling interests	—	—	—	—	—	—	—	295	295
Other	—	—	25	—	—	—	—	—	25
Net income attributable to Providence	—	—	—	14,441	—	—	—	—	14,441
Cumulative effect adjustment from change in accounting principle	—	—	850	(850)	—	—	—	—	—
Balance at September 30, 2017	17,446,673	$17	$310,017	$167,004	$(26,331)	3,944,171	$(144,201)	$(2,307)	$304,199

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

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service expense	$131	$100	$365	$280
General and administrative expense	1,434	1,135	4,221	2,858
Equity in net loss of investees	10	—	50	—
Discontinued operations, net of tax	—	22	—	66
Total stock-based compensation	$1,575	$1,257	$4,636	$3,204

Stock-based compensation, for share settled awards, includes $1,014 and $3,098 for the three and nine months ended September 30, 2017, respectively, related to the HoldCo LTIP. Stock-based compensation, for share settled awards, includes $921 and $2,383 for the three and nine months ended September 30, 2016, respectively, related to the HoldCo LTIP. No shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 is greater than $56.79.

At September 30, 2017, the Company had 300,831 stock options outstanding with a weighted-average exercise price of $37.97. The Company also had 71,193 shares of unvested RSAs outstanding at September 30, 2017 with a weighted-average grant date fair value of $44.33 and 18,298 unvested PRSUs outstanding.

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash settled awards and are not included as part of the 2006 Plan. During the three and nine months ended September 30, 2017, respectively, the Company recorded $380 and $1,611 of stock-based compensation expense for cash settled awards. During the three and nine months ended September 30, 2016, respectively, the Company recorded $422 and $305 of stock-based compensation expense for cash settled awards. The expense and benefit for cash settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of income. As the awards are cash settled, a significant amount of the expense recorded for the three and nine months ended September 30, 2017 and 2016 is attributable to the Company’s increase or decrease in stock price from the previous reporting period. The liability for unexercised cash settled share-based payment awards of $3,168 and $1,764 at September 30, 2017 and December 31, 2016, respectively, are reflected in “Accrued expenses” in the condensed consolidated balance sheets. At September 30, 2017, the Company had 6,671 SEUs and 200,000 stock option equivalent units outstanding.

The Company also provides cash settled long-term incentive plans for executive management and key employees of its operating segments. During the three months ended June 30, 2017, the Company revised the structure of the NET Services long-term incentive plan. As a result, the Company finalized the amount payable under the plan at $2,956. The total value will be paid to the awarded participants per the terms of the original agreement and thus the remaining unamortized expense relating to this plan continues to be recognized over the remaining service period. As of September 30, 2017, unamortized compensation expense is $696. For the three and nine months ended September 30, 2017, expenses of $274 and $419, respectively, are included as “Service expense” in the condensed consolidated statements of income related to these plans. For the three and nine months ended September 30, 2016, $1,157 and $3,151, respectively, of expense are included as “Service expense” in the condensed consolidated statements of income related to these plans. At September 30, 2017, the liability for long-term incentive plans of the Company’s operating segments of $2,260 is reflected in “Accrued expenses” and “Other long-term liabilities” in the condensed consolidated balance sheet.  At December 31, 2016, the liability for long-term incentive plans of the Company’s operating segments of $1,841 is reflected in “Other long-term liabilities” in the condensed consolidated balance sheet.

9.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Providence	$14,853	$650	$14,441	$7,508
Less dividends on convertible preferred stock	(1,114)	(1,111)	(3,305)	(3,309)
Less income allocated to participating securities	(1,777)	(284)	(2,209)	(502)
Net income (loss) available to common stockholders	$11,962	$(745)	$8,927	$3,697

Continuing operations	$11,978	$2,046	$14,927	$3,405
Discontinued operations	(16)	(2,791)	(6,000)	292
	$11,962	$(745)	$8,927	$3,697

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,581,662	14,523,408	13,612,764	14,823,757
Effect of dilutive securities:
Common stock options	68,856	111,075	58,668	119,267
Performance-based restricted stock units	5,036	—	5,036
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,655,554	14,634,483	13,676,468	14,943,024

Basic earnings (loss) per share:
Continuing operations	$0.88	$0.14	$1.10	$0.23
Discontinued operations	—	(0.19)	(0.44)	0.02
	$0.88	$(0.05)	$0.66	$0.25
Diluted earnings (loss) per share:
Continuing operations	$0.88	$0.14	$1.09	$0.23
Discontinued operations	—	(0.19)	(0.44)	0.02
	$0.88	$(0.05)	$0.65	$0.25

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

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock options to purchase common stock	33,890	33,957	56,528	33,957
Convertible preferred stock	803,285	803,398	803,360	803,457

10.    Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2017 was 16.7% and 28.8%, respectively. The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2016 was 55.6% and 64.9%, respectively. The effective tax rates for the three and nine months ended September 30, 2016 exceeded the U.S. federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses in certain of the periods) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes and certain non-deductible expenses. Foreign net operating losses for which no tax benefit can be provided were higher in 2016 versus 2017 resulting in a decrease in the effective tax rate from 2016 to 2017. Additionally, for the three and nine months ended September 30, 2017, there was no provision for income taxes related to the gain on sale of equity investment of $12,606 due to the substantial difference in tax basis versus book basis in the investment.

The Company recorded excess tax deficiencies for the three and nine months ended September 30, 2017 of $261 and $148, respectively, which increased the provision for income taxes. These excess tax deficiencies were a result of applying the guidance in ASU 2016-09 as further discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

The adoption of ASU 2016-09 subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon the fair value of the award at the grant date. For example, no shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79. If this market condition is not satisfied, a significant tax shortfall will result, causing an adverse impact on our tax provision.

11.    Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL (“Haverhill Litigation”).

On September 28, 2017, the Court approved a proposed settlement agreement among the parties that provides for a settlement amount of $10,000 less plaintiff’s legal fees and expenses (the “Settlement Amount”), with 75% of the Settlement Amount to be paid to the Company and 25% of the Settlement Amount to be paid to holders of the Company’s common stock other than certain excluded parties. The Company expects to receive a payment of approximately $5,000. As this amount is considered a gain contingency, the Company has not recorded a receivable for this amount as of September 30, 2017.

For further information regarding this legal proceeding please see Note 19, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017.

In addition to the matter described above, in the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence.

Indemnifications related to Haverhill Litigation

The Company completed a rights offering on February 5, 2015 (the “Rights Offering”) providing all of the Company’s existing common stockholders the non-transferable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price equal to $100.00 per share (“Preferred Stock”). Stockholders exercised subscription rights to purchase 130,884 shares of the Company's Preferred Stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”) and the Company, the remaining 524,116 shares of the Company’s Preferred Stock were purchased by the Standby Purchasers at the $100.00 per share subscription price. The Company has indemnified the Standby Purchasers from and against any and all losses, claims, damages, expenses and liabilities relating to or arising out of (i) any breach of any representation, warranty, covenant or undertaking made by or on behalf of the Company in the Standby Purchase Agreement and (ii) the transactions contemplated by the Standby Purchase Agreement and the 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500, except to the extent that any such losses, claims, damages, expenses and liabilities are attributable to the gross negligence, willful misconduct or fraud of such Standby Purchaser.

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

The Company recorded $21 and $296 of such indemnified legal expenses related to the Haverhill Litigation during the three and nine months ended September 30, 2017, respectively, and $791 and $935 of such indemnified legal expenses during the three and nine months ended September 30, 2016, respectively, which is included in “General and administrative expenses” in the condensed consolidated statements of income. Of these amounts, $23 and $231 for the three and nine months ended September 30, 2017, respectively, and $360 and $504 for the three and nine months ended September 30, 2016, respectively, were indemnified legal expenses of related parties. Other legal expenses of the Company related to the Haverhill Litigation are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized related benefit of $3 and expense of $8 for the three and nine months ended September 30, 2017, respectively, and related expense of $107 for the three and nine months ended September 30, 2016. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company has recognized an insurance receivable of $903 and $1,645 in “Other receivables” in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, with a corresponding liability amount recorded to “Accrued expenses”.

Other Indemnifications

The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. All representations and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment ended on February 1, 2017. However, claims made prior to February 1, 2017 by the purchaser of the Human Services segment against these representations and warranties may survive until the claims are settled. In addition, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. The Company received indications from the purchaser of the Human Services segment prior to the February 1, 2017 deadline regarding potential indemnification claims. One such potential indemnification claim relates to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division (the “Rodriguez Court”), against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. In September 2017, the parties to the Rodriguez Litigation submitted a proposed settlement to the Rodriguez Court for approval pursuant to which PCC would pay the plaintiffs approximately $14,000. In October 2017, the Rodriguez Court denied preliminary approval of the settlement agreement and requested that the parties provide additional information. In October 2017, the parties submitted an amended motion for the Rodriguez Court to approve the proposed settlement.

Molina and the Company have entered into a memorandum of understanding regarding a settlement of an indemnification claim by Molina with respect to the Rodriguez Litigation and other matters. As of September 30, 2017, the accrual is $15,000 with respect to an estimate of loss for potential indemnification claims. The Company expects to recover a substantial portion of the settlement through insurance coverage, although this cannot be assured.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016.  The representations and warranties made by the Company in the Subscription Agreement survive through the 15th month following the closing date; however, certain fundamental representations survive through the 36th month following the closing date.  The covenants and agreements of the parties to be performed prior to the closing survive through the 15th month following the closing date, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at September 30, 2017.

Other Contingencies
On October 26, 2017, the UK Ministry of Justice (the “MOJ”) released a report on reoffending statistics for certain offenders who entered probation services during the period October 2015 to December 2015. The report provides statistics for all providers of probation services, including the Company’s subsidiary Reducing Reoffending Partnership (“RRP”). This information is the first data set that is utilized to determine performance payments under the various providers’ transforming rehabilitation contracts with the MOJ, as the actual rates of recidivism are compared to benchmark rates established by the MOJ. Across the industry, including for RRP, while certain rates of recidivism were less than the applicable benchmarks, other rates exceeded the benchmarks established by the MOJ. If such rates of recidivism were to continue to exceed the benchmark rates established by the MOJ, RRP could be required to make payments to the MOJ, which amounts could be material. The amount of potential payments to the MOJ, if any, under RRP’s contracts with the MOJ is not estimable at this time, as the MOJ is reviewing the data to understand the underlying reasons for the increase in certain rates of recidivism and other factors that could impact the contractual measure.
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

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of September 30, 2017 and December 31, 2016, the Company had reserves of $8,309 and $11,195, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of September 30, 2017 and December 31, 2016 of $14,407 and $16,460, respectively, is classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the condensed consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of September 30, 2017 and December 31, 2016 was $6,098 and $5,265, respectively, and is classified as “Other receivables" and “Other assets” in the condensed consolidated balance sheets.

Deferred Compensation Plan

The Company has one deferred compensation plan for highly compensated employees of NET Services as of September 30, 2017. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the condensed consolidated balance sheets, was $1,718 and $1,430 at September 30, 2017 and December 31, 2016, respectively.

12.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 11, Commitments and Contingencies. Convertible preferred stock dividends earned by the Standby Purchasers during the three and nine months ended September 30, 2017 totaled $1,062 and $3,151, respectively. Convertible preferred stock dividends earned by the Standby Purchasers during the three and nine months ended September 30, 2016 totaled $1,059 and $3,154, respectively.

During the three months ended March 31, 2017, the Company made a $566 loan to Mission Providence. The loan was repaid during the three months ended September 30, 2017.

13.  Discontinued Operations

On November 1, 2015, the Company completed the sale of the Human Services segment. During the three and nine months ended September 30, 2017, the Company recorded additional expenses related to the Human Services segment, principally related to legal proceedings as described in Note 11, Commitments and Contingencies, related to an indemnified legal matter.

Effective October 19, 2016, the Company completed the Matrix Transaction. Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s HA Services segment, which has been reflected as a discontinued operation for the three and nine months ended September 30, 2016. Following the Matrix Transaction, the Company has a continuing involvement with Matrix through its ownership interest in Matrix, which is accounted for as an equity method investment. As of September 30, 2017, the Company holds a 46.6% ownership interest in Matrix. Matrix’s pretax loss for the three and nine months ended September 30, 2017 totaled $582 and $896, respectively. There have been no cash inflows or outflows from or to Matrix subsequent to the closing of the Matrix Transaction, other than the payment of working capital adjustments and management fees associated with its ongoing relationship with Matrix, of which $841 was received during the nine months ended September 30, 2017. $259 and $185 are included in “Other receivables” in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, related to management fees receivable.

Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Human Services Segment	HA Services Segment	Total Discontinued Operations	Human Services Segment	HA Services Segment	Total Discontinued Operations

Operating expenses:
General and administrative expense	$26	$—	$26	$9,622	$—	$9,622
Total operating expenses	26	—	26	9,622	—	9,622
Loss from discontinued operations before income taxes	(26)	—	(26)	(9,622)	—	(9,622)
Income tax benefit	10	—	10	3,622	—	3,622
Discontinued operations, net of tax	$(16)	$—	$(16)	$(6,000)	$—	$(6,000)

General and administrative expenses for the three months ended September 30, 2017 includes legal expenses of $26. General and administrative expenses for the nine months ended September 30, 2017 includes an accrual of $9,000 for an estimated settlement of indemnified claims related to the sale of the Human Services segment, as well as related legal expenses of $622. See Note 11, Commitments and Contingencies, for additional information.

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Human Services Segment	HA Services Segment	Total Discontinued Operations	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$—	$52,557	$52,557	$—	$155,421	$155,421

Operating expenses:
Service expense	—	38,703	38,703	—	113,455	113,455
General and administrative expense	7,463	1,505	8,968	7,463	2,823	10,286
Depreciation and amortization	—	5,359	5,359	—	21,121	21,121
Total operating expenses	7,463	45,567	53,030	7,463	137,399	144,862
Operating income (loss)	(7,463)	6,990	(473)	(7,463)	18,022	10,559

Other expenses:
Interest expense, net	—	3,134	3,134	—	9,304	9,304
Income (loss) from discontinued operations before income taxes	(7,463)	3,856	(3,607)	(7,463)	8,718	1,255
Income tax benefit (provision)	2,428	(1,612)	816	2,428	(3,351)	(923)
Discontinued operations, net of tax	$(5,035)	$2,244	$(2,791)	$(5,035)	$5,367	$332

Interest expense, net

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the portion of debt that was required to be repaid with the proceeds from the Matrix Transaction. The total allocated interest expense was $3,136 and $9,310 for the three and nine months ended September 30, 2016 respectively, and is included in “Interest expense, net” in the table above.

Cash Flow Information

The following table presents depreciation, amortization and capital expenditures of the discontinued operations for the nine months ended September 30, 2016:

Nine months ended September 30, 2016

Cash flows from discontinued operating activities:
Depreciation	$3,661
Amortization	$17,460

Cash flows from discontinued investing activities:
Purchase of property and equipment	$8,020

14.    Segments

Providence, through its subsidiaries and other companies in which it holds interests, is primarily engaged in the provision of healthcare and workforce development services. The subsidiaries and other companies in which the Company holds interests comprise the following segments:

•	NET Services – Nationwide provider of non-emergency medical transportation programs for state governments and managed care organizations.

•	WD Services – Global provider of employment preparation and placement and legal offender rehabilitation services to eligible participants of government sponsored programs.

•
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

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$324,824	$84,693	$—	$—	$409,517
Service expense	304,454	73,581	—	(3)	378,032
General and administrative expense	2,899	6,980	—	8,750	18,629
Depreciation and amortization	3,286	3,166	—	95	6,547
Operating income (loss)	$14,185	$966	$—	$(8,842)	$6,309

Equity in net gain (loss) of investee	$—	$(459)	$(1)	$—	$(460)

	Three months ended September 30, 2016
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$317,280	$94,960	$—	$31	$412,271
Service expense	293,919	84,051	—	518	378,488
General and administrative expense	2,860	6,780	—	7,680	17,320
Depreciation and amortization	3,051	3,497	—	122	6,670
Operating income (loss)	$17,450	$632	$—	$(8,289)	$9,793

Equity in net gain (loss) of investee	$—	$(1,517)	$—	$—	$(1,517)

	Nine months ended September 30, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$987,662	$229,332	$—	$—	$1,216,994
Service expense	927,082	199,665	—	(2,269)	1,124,478
General and administrative expense	8,879	20,944	—	23,882	53,705
Depreciation and amortization	9,763	9,695	—	258	19,716
Operating income (loss)	$41,938	$(972)	$—	$(21,871)	$19,095

Equity in net gain (loss) of investee	$—	$(1,419)	$428	$—	$(991)

	Nine months ended September 30, 2016
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$917,157	$275,293	$—	$(24)	$1,192,426
Service expense	846,311	247,797	—	903	1,095,011
General and administrative expense	8,483	23,236	—	20,829	52,548
Depreciation and amortization	8,858	10,912	—	288	20,058
Operating income (loss)	$53,505	$(6,652)	$—	$(22,044)	$24,809

Equity in net gain (loss) of investee	$—	$(5,693)	$—	$—	$(5,693)

Geographic Information

Domestic service revenue, net, totaled 82.1% and 78.0% of service revenue, net for the nine months ended September 30, 2017 and 2016, respectively. Foreign service revenue, net, totaled 17.9% and 22.0% of service revenue, net for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and December 31, 2016, $99,352, or 26.0%, and $76,579, or 20.4%, respectively, of the Company’s net assets were located in countries outside of the U.S., including $15,823 of proceeds realized on the sale of the equity investment in Mission Providence.

15.    Subsequent Events

On November 2, 2017, the Company’s Board of Directors approved the extension of the Company’s existing stock repurchase program, authorizing the Company to engage in a common stock repurchase program to repurchase up to $69,624 (the amount remaining from the $100,000 repurchase amount authorized in 2016) in aggregate value of the Company’s common stock through December 31, 2018. Purchases under the common stock repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of the Company’s officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2017 and 2016, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2016. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q3 2017 and Q3 2016 mean the three months ended September 30, 2017 and the three months ended September 30, 2016, respectively, and references to YTD 2017 and YTD 2016 mean the nine months ended September 30, 2017 and the nine months ended September 30, 2016, respectively.

Overview of our business

Providence, through its subsidiaries and other companies in which it holds interests, is primarily engaged in the provision of healthcare and workforce development services. The subsidiaries and other companies in which we hold interests comprise the following segments:

•	Non-Emergency Transportation Services (“NET Services”) – Nationwide provider of non-emergency medical transportation programs for state governments and managed care organizations.

•
Workforce Development Services (“WD Services”) – Global provider of employment preparation and placement and legal offender rehabilitation services to eligible participants of government sponsored programs.

•
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

•	an aging population, which will increase demand for healthcare services;

•
a movement towards value-based, versus fee for service, care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;

•	increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement;

•	technological advancements, which may be utilized by us to improve service and lower costs and by others, which may increase industry competitiveness;

•
changes in UK government policy, such as decreased volumes in future welfare-to-work programs, specifically through the UK’s Work and Health Programme, which will have a reduced scope and reduced funding compared with the prior programs;

•	the results of the referendum on the UK’s exit from the European Union and related political and economic uncertainty in the UK; and

•
the U.S. federal government's expressed intent to repeal the Patient Protection and Affordable Care Act and replace such law with an alternative proposal. The details of both the extent of the provisions that may be repealed as well as the details of any potential replacement legislation are uncertain at this time. Enactment of adverse legislation, regulation or agency guidance, may reduce the demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments.

Historically, our segments have grown through organic expansion into new markets and service lines, organic expansion within existing markets and service lines, increases in the number of members served under contracts we have been awarded, the securing of new contracts, and acquisitions. As we continue to focus our attention and capital on our domestic, healthcare services operations ("U.S. Healthcare Services"), we may pursue the acquisition of attractive businesses that are complementary to our U.S. Healthcare Services. In addition, as evidenced by the 2016 Matrix Transaction (as defined below), we may also enter into strategic partnerships if we feel this provides the best opportunity to maximize shareholder value. The pursuit of our strategy may also result in the disposition of current or future investments, as demonstrated in 2017 with our sale of our equity investment in Mission Providence and in 2015 with the sale of our Human Services segment. In coming to these determinations, we base our decisions on a variety of factors, including the availability of alternative opportunities to deploy capital, maximize shareholder value or other strategic considerations. Furthermore, the Company typically incurs costs related to merger and acquisition activities, including third-party costs, whether the transaction is completed or not.

Critical accounting estimates and policies

As of September 30, 2017, there has been no change in our critical accounting policies, other than for stock-based compensation and recoverability of goodwill, as discussed below. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2016.

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

On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in Matrix, with Providence retaining a 46.8% equity interest (the “Matrix Transaction”), resulting in our ownership of a noncontrolling interest (46.6% as of September 30, 2017) in our historical Health Assessment Services (“HA Services”) segment. The HA Services segment results of operations for the periods through October 19, 2016 are separately discussed in the “Discontinued operations, net of tax” section set forth below. The results of operations for periods subsequent to October 19, 2016 are separately discussed in the “Equity in net loss of investees” section set forth below. Additionally, effective November 1, 2015, we completed the sale of our Human Services segment. The Human Services segment results of operations are separately discussed in the “Discontinued operations, net of tax” section set forth below. Subsequent to the sale of our Human Services segment, we have incurred additional expenses in certain periods related to the settlement of indemnification claims and associated legal costs, which are recorded to “Discontinued operations, net of tax”.

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

Q3 2017 compared to Q3 2016

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q3 2017 and Q3 2016 (in thousands):

	Three months ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	409,517	100.0%	412,271	100.0%

Operating expenses:
Service expense	378,032	92.3%	378,488	91.8%
General and administrative expense	18,629	4.5%	17,320	4.2%
Depreciation and amortization	6,547	1.6%	6,670	1.6%
Total operating expenses	403,208	98.5%	402,478	97.6%

Operating income	6,309	1.5%	9,793	2.4%

Non-operating expense:
Interest expense, net	302	0.1%	338	0.1%
Equity in net (gain) loss of investees	460	0.1%	1,517	0.4%
Gain on sale of equity investment	(12,606)	3.1%	—	—%
Loss (gain) on foreign currency transactions	200	—%	(482)	0.1%
Income from continuing operations before income taxes	17,953	4.4%	8,420	2.0%
Provision for income taxes	2,989	0.7%	4,678	1.1%
Income from continuing operations, net of tax	14,964	3.7%	3,742	0.9%
Discontinued operations, net of tax	(16)	—%	(2,791)	0.7%
Net income	14,948	3.7%	951	0.2%
Net loss attributable to noncontrolling interest	(95)	—%	(301)	0.1%
Net income attributable to Providence	14,853	3.6%	650	0.2%

Service revenue, net. Consolidated service revenue, net for Q3 2017 decreased $2.8 million, or 0.7%, compared to Q3 2016. Revenue for Q3 2017 compared to Q3 2016 included a decrease in revenue attributable to WD Services of $10.3 million. This decrease in revenue was partially offset by an increase in revenue attributable to NET Services of $7.5 million. Excluding the favorable effects of changes in currency exchange rates, consolidated service revenue decreased 0.8% for Q3 2017 compared to Q3 2016.

Total operating expenses. Consolidated operating expenses for Q3 2017 increased $0.7 million, or 0.2%, compared to Q3 2016. Operating expenses for Q3 2017 compared to Q3 2016 included an increase in expenses attributable to NET Services of $10.8 million and an increase in expenses attributable to Corporate and Other of $0.5 million. This increase in operating expenses was partially offset by a decrease in operating expenses attributable to WD Services of $10.6 million.

Operating income. Consolidated operating income for Q3 2017 decreased $3.5 million, or 35.6%, compared to Q3 2016. The decrease was primarily attributable to a decrease in operating income in Q3 2017 as compared to Q3 2016 at NET Services of $3.3 million and an increase in Corporate and Other operating loss of $0.6 million. This decrease in operating income was partially offset by an increase in WD Services operating income of $0.3 million.

Interest expense, net. Consolidated interest expense, net for Q3 2017 and Q3 2016 remained relatively consistent.

Equity in net (gain) loss of investees. Equity in net (gain) loss of investees primarily relates to our investments in Mission Providence and Matrix. Mission Providence, which was sold effective September 29, 2017, was part of WD Services, and began providing services in July 2015. We recorded 75% of Mission Providence’s profit or loss in equity in net (gain) loss of investees. We began reporting Matrix as an equity investment effective October 19, 2016, upon the completion of the Matrix Transaction, and record our share of Matrix’s profit or loss in net (gain) loss of investees. Our equity in net loss of investees for Q3 2017 of $0.5 million primarily related to our equity in net loss for Mission Providence of $0.5 million. Matrix was close to break-even on a net income basis in Q3 2017. Included in Matrix’s results are depreciation and amortization of $8.5 million, interest expense of $3.7 million, equity compensation of $0.6 million, management fees paid to certain of Matrix’s shareholders of $0.6 million and merger and acquisition related diligence costs of $0.3 million.

Gain on sale of equity investment. The gain on sale of equity investment of $12.6 million relates to the sale of the Company's equity interest in Mission Providence effective September 29, 2017. The investment in Mission Providence was part of the WD Services segment.

Loss (gain) on foreign currency transactions. The foreign currency loss of $0.2 million and foreign currency gain of $0.5 million for Q3 2017 and Q3 2016, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for Q3 2017 and Q3 2016 was 16.7% and 55.6%, respectively. The effective tax rate exceeded the U.S. federal statutory rate of 35% for Q3 2016 primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes, and certain non-deductible expenses. Foreign net operating losses for which no tax benefit can be provided were higher in Q3 2016 versus Q3 2017 resulting in a decrease in the effective tax rate from Q3 2016 to Q3 2017. Additionally, there is no provision for income taxes related to the gain on sale of equity investment of $12.6 million due to the substantial difference in tax basis versus book basis in the investment.

The Company recorded excess tax deficiencies related to stock-based compensation for the three months ended September 30, 2017 of $0.3 million which increased the provision for income taxes. The adoption of ASU 2016-09 subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon fair value of the award at the grant date.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our former Human Services segment and our former HA Services segment, composed entirely of our 100% equity interest in Matrix until the completion of the Matrix Transaction on October 19, 2016. For Q3 2017, discontinued operations, net of tax for our Human Services segment was break-even. For Q3 2016, discontinued operations, net of tax for our Human Services segment was a loss of $5.0 million, and discontinued operations, net of tax for our HA Services segment was net income of $2.2 million. See Note 13, Discontinued Operations, to our condensed consolidated financial statements for additional information.

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

YTD 2017 compared to YTD 2016

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for YTD 2017 and YTD 2016 (in thousands):

	Nine months ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,216,994	100.0%	1,192,426	100.0%

Operating expenses:
Service expense	1,124,478	92.4%	1,095,011	91.8%
General and administrative expense	53,705	4.4%	52,548	4.4%
Depreciation and amortization	19,716	1.6%	20,058	1.7%
Total operating expenses	1,197,899	98.4%	1,167,617	97.9%

Operating income	19,095	1.6%	24,809	2.1%

Non-operating expense:
Interest expense, net	983	0.1%	1,239	0.1%
Equity in net loss of investees	991	0.1%	5,693	0.5%
Gain on sale of equity investment	(12,606)	1.0%	—	—%
Loss (gain) on foreign currency transactions	600	—%	(1,332)	0.1%
Income from continuing operations before income taxes	29,127	2.4%	19,209	1.6%
Provision for income taxes	8,391	0.7%	12,466	1.0%
Income from continuing operations, net of tax	20,736	1.7%	6,743	0.6%
Discontinued operations, net of tax	(6,000)	0.5%	332	—%
Net income	14,736	1.2%	7,075	0.6%
Net (income) loss attributable to noncontrolling interest	(295)	—%	433	—%
Net income attributable to Providence	14,441	1.2%	7,508	0.6%

Service revenue, net. Consolidated service revenue, net for YTD 2017 increased $24.6 million, or 2.1%, compared to YTD 2016. Revenue for YTD 2017 compared to YTD 2016 included an increase in revenue attributable to NET Services of $70.5 million. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $46.0 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 3.1% for YTD 2017 compared to YTD 2016.

Total operating expenses. Consolidated operating expenses for YTD 2017 increased $30.3 million, or 2.6%, compared to YTD 2016. Operating expenses for YTD 2017 compared to YTD 2016 included an increase in expenses attributable to NET Services of $82.1 million. This increase in operating expenses was partially offset by a decrease in operating expenses attributable to WD Services of $51.6 million and a decrease in operating expenses attributable to Corporate and Other of $0.1 million.

Operating income. Consolidated operating income for YTD 2017 decreased $5.7 million, or 23.0%, compared to YTD 2016. The decrease was primarily attributable to a decrease in operating income attributable to NET Services of $11.6 million as compared to YTD 2016. This decrease in operating income was partially offset by a decrease in WD Services operating loss of $5.7 million and a decrease in Corporate and Other operating loss of $0.2 million.

Interest expense, net. Consolidated interest expense, net for YTD 2017 decreased $0.3 million, or 20.7%, compared to YTD 2016.

Equity in net loss of investees. Our equity in net loss of investees for YTD 2017 of $1.0 million includes an equity in net loss for Mission Providence of $1.4 million, partially offset by equity in net gain of Matrix of $0.4 million. Included in Matrix’s results are depreciation and amortization of $24.6 million, interest expense of $11.0 million, transaction bonuses and other transaction related costs of $3.5 million, equity compensation of $1.9 million, management fees paid to Matrix’s shareholders of $1.8 million, merger and acquisition diligence related costs of $0.3 million and income tax benefit of $0.1 million.

Gain on sale of equity investment. The gain on sale of equity investment of $12.6 million relates to the sale of the Company's equity interest in Mission Providence effective September 29, 2017. The investment in Mission Providence was part of the WD Services segment.

Loss (gain) on foreign currency transactions. The foreign currency loss of $0.6 million and foreign currency gain of $1.3 million for YTD 2017 and YTD 2016, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2017 and YTD 2016 was 28.8% and 64.9%, respectively. The effective tax rate exceeded the U.S. federal statutory rate of 35% for YTD 2016 primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. rate of 35%, state income taxes, and certain non-deductible expenses. Foreign net operating losses for which no tax benefit can be provided were higher in YTD 2016 versus YTD 2017 resulting in a decrease in the effective tax rate from YTD 2016 to YTD 2017. Additionally, there was no provision for income taxes related to the gain on sale of equity investment of $12.6 million due to the substantial difference in tax basis versus book basis in the investment.

The Company recorded excess tax deficiencies related to stock-based compensation for the nine months ended September 30, 2017 of $0.1 million which increased the provision for income taxes. The adoption of ASU 2016-09 subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon fair value of the award at the grant date.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our former Human Services segment and our former HA Services segment, composed entirely of our 100% equity interest in Matrix until the completion of the Matrix Transaction on October 19, 2016. For YTD 2017, discontinued operations, net of tax for our Human Services segment was a loss of $6.0 million, which primarily related to the accrual of a contingent liability of $9.0 million related to the settlement of indemnification claims and associated legal costs of $0.6 million, partially offset by a related tax benefit. For YTD 2016, discontinued operations, net of tax for our Human Services segment was a net loss of $5.0 million, and discontinued operations, net of tax for our HA Services segment was net income of $5.4 million. See Note 13, Discontinued Operations, to our condensed consolidated financial statements for additional information.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our WD Services segment.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q3 2017 and Q3 2016 (in thousands):

	Three Months Ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	324,824	100.0%	317,280	100.0%

Service expense	304,454	93.7%	293,919	92.6%
General and administrative expense	2,899	0.9%	2,860	0.9%
Depreciation and amortization	3,286	1.0%	3,051	1.0%
Operating income	14,185	4.4%	17,450	5.5%

Service revenue, net. Service revenue, net for NET Services for Q3 2017 increased $7.5 million, or 2.4%, compared to Q3 2016.  The increase was primarily related to net increased revenue from existing contracts of $19.2 million, due to the net impact of membership and rate changes, including final agreement on a rate adjustment related to increased utilization and the release of previously accrued revenue hold-backs based on certain contract performance requirements on a significant contract, in addition to the impact of new contracts which contributed $18.8 million of revenue for Q3 2017. These increases were partially offset by the impact of contracts we no longer serve, including a contract with the state of New York, which resulted in a decrease in revenue of $30.5 million.

Service expense, net. Service expense for our NET Services segment included the following for Q3 2017 and Q3 2016 (in thousands):

	Three Months Ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	250,282	77.1%	241,884	76.2%
Payroll and related costs	40,753	12.5%	41,832	13.2%
Other operating expenses	13,299	4.1%	10,130	3.2%
Stock-based compensation	120	0.0%	73	0.0%
Total service expense	304,454	93.7%	293,919	92.6%

Service expense for Q3 2017 increased $10.5 million, or 3.6%, compared to Q3 2016 due primarily to higher purchased services and other operating costs, partially offset by decreased payroll and related costs.

Purchased services as a percentage of revenue increased from 76.2% in Q3 2016 to 77.1% in Q3 2017 primarily attributable to an increase in utilization across certain contracts, including multiple managed care contracts in California, and the impact of new managed care organization contracts in certain markets being at a lower margin than previous contracts. These increases were partially offset by initiatives aimed at better aligning the rates we pay to our transportation provider partners with local market conditions and the fees paid to us by our customers. In addition, the impact of Hurricane Irma resulted in decreased utilization for certain contracts.

Payroll and related costs as a percentage of revenue decreased from 13.2% in Q3 2016 to 12.5% in Q3 2017 due to efficiencies gained from multiple process improvement initiatives, including those aimed at lowering payroll expense across our reservation and operation center networks, as well as a decrease in incentive compensation. Other operating expenses increased for Q3 2017 as compared to Q3 2016 primarily attributable to an incremental $1.5 million of value enhancement and related costs incurred for external resources used in the design and implementation of NET Services member experience and value enhancement initiatives, as well as increased software and hardware maintenance costs associated with new technology initiatives.

General and administrative expense. General and administrative expense in Q3 2017 remained constant as compared to Q3 2016. As a percentage of revenue, general and administrative expense remained constant at 0.9%.

Depreciation and amortization. Depreciation and amortization increased $0.2 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0% for Q3 2016 and Q3 2017.

NET Services segment financial results are as follows for YTD 2017 and YTD 2016 (in thousands):

	Nine Months Ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	987,662	100.0%	917,157	100.0%

Service expense	927,082	93.9%	846,311	92.3%
General and administrative expense	8,879	0.9%	8,483	0.9%
Depreciation and amortization	9,763	1.0%	8,858	1.0%
Operating income	41,938	4.2%	53,505	5.8%

Service revenue, net. Service revenue, net for NET Services for YTD 2017 increased $70.5 million, or 7.7%, compared to YTD 2016.  The increase was primarily related to net increased revenue from existing contracts of $68.3 million, due to the net impact of membership and rate changes, including final agreement on a rate adjustment related to increased utilization and the release of previously accrued revenue hold-backs based on certain contract performance requirements on a significant contract, in addition to the impact of new contracts, including new managed care organization contracts in Florida and New York, which contributed $70.5 million of revenue for YTD 2017. These increases were partially offset by the impact of contracts we no longer serve, including a contract with the state of New York, which resulted in a decrease in revenue of $68.3 million.

Service expense, net. Service expense for our NET Services segment included the following for YTD 2017 and YTD 2016 (in thousands):

	Nine Months Ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	766,303	77.6%	694,934	75.8%
Payroll and related costs	122,784	12.4%	122,117	13.3%
Other operating expenses	37,584	3.8%	29,032	3.2%
Stock-based compensation	411	0.0%	228	0.0%
Total service expense	927,082	93.9%	846,311	92.3%

Service expense for YTD 2017 increased $80.8 million, or 9.5%, compared to YTD 2016 due primarily to higher purchased services and other operating costs, with a slight increase in payroll and related costs.

The increase in service expense was primarily attributable to the impact of new managed care organization contracts in California, Florida and New York. Purchased services as a percentage of revenue increased from 75.8% in YTD 2016 to 77.6% in YTD 2017 primarily attributable to an increase in utilization across multiple contracts. The higher utilization was in part driven by increased Medicaid reimbursement in New Jersey for certain medical services, which in turn increased demand for transportation services; increased utilization across multiple managed care contracts in California; and lower cancellation rates across multiple contracts, which we believe was primarily due to milder winter weather conditions during the first quarter of 2017, although we did experience lower utilization for contracts in Q3 2017 due in part to the impact of the Hurricane Irma.

Payroll and related costs as a percentage of revenue decreased from 13.3% in YTD 2016 to 12.4% in YTD 2017 due to efficiencies gained from multiple process improvement initiatives, including those aimed at lowering payroll expense across our reservation and operation center networks, as well as a decrease in incentive compensation. Other operating expenses increased for YTD 2017 as compared to YTD 2016 primarily attributable to an incremental $3.5 million of value enhancement and related costs incurred for external resources used in the design and implementation of NET Services member experience and value enhancement initiatives in YTD 2017.

General and administrative expense. General and administrative expense in YTD 2017 increased $0.4 million, or 4.7%, as compared to YTD 2016, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense remained constant at 0.9%.

Depreciation and amortization. Depreciation and amortization increased $0.9 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0%.

WD Services

WD Services segment financial results are as follows for Q3 2017 and Q3 2016 (in thousands):

	Three Months Ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	84,693	100.0%	94,960	100.0%

Service expense	73,581	86.9%	84,051	88.5%
General and administrative expense	6,980	8.2%	6,780	7.1%
Depreciation and amortization	3,166	3.7%	3,497	3.7%
Operating income	966	1.1%	632	0.7%

Service revenue, net. Service revenue, net for Q3 2017 decreased $10.3 million, or 10.8%, compared to Q3 2016. Excluding the favorable effects of changes in currency exchange rates, service revenue decreased 11.2% in Q3 2017 compared to Q3 2016. This decrease was primarily related to the anticipated ending of referrals under the segment’s primary employability program in the UK, as well as decreased revenue under our offender rehabilitation program due to $5.4 million of revenue recognized in Q3 2016 related to the finalization of a contractual adjustment for the prior contract years ended March 31, 2015 and 2016.

These revenue decreases were partially offset by increases in health services in the UK and various employability contracts outside the UK, including France, Australia and Germany.

Service expense. Service expense for our WD Services segment included the following for Q3 2017 and Q3 2016 (in thousands):

	Three Months Ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	41,575	49.1%	47,854	50.4%
Purchased services	21,946	25.9%	26,004	27.4%
Other operating expenses	10,046	11.9%	10,166	10.7%
Stock-based compensation	14	0.0%	27	0.0%
Total service expense	73,581	86.9%	84,051	88.5%

Service expense in Q3 2017 decreased $10.5 million, or 12.5%, compared to Q3 2016. Payroll and related costs decreased primarily as a result of the ending of referrals under the segment’s primary employability program in the UK as well as redundancy plans across the WD Services operations that have better aligned headcount with service delivery volumes, resulting in a decrease of payroll and related costs as a percentage of revenue. Payroll and related costs include $0.3 million and $0.1 million in Q3 2017 and Q3 2016, respectively, of termination benefits related to redundancy plans. Purchased services decreased in Q3 2017 compared to Q3 2016 primarily as a result of the ending of client referrals under our primary employability program in the UK, which resulted in a decline in the use of outsourced services.

General and administrative expense. General and administrative expense in Q3 2017 increased $0.2 million compared to Q3 2016 due primarily due to increased rent related to facilities used in our offender rehabilitation program.

Depreciation and amortization. Depreciation and amortization for Q3 2017 decreased $0.3 million compared to Q3 2016, primarily due to the asset impairment charges incurred during the fourth quarter of 2016, which decreased the value of our intangible assets and certain property and equipment.

WD Services segment financial results are as follows for YTD 2017 and YTD 2016 (in thousands):

	Nine Months Ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	229,332	100.0%	275,293	100.0%

Service expense	199,665	87.1%	247,797	90.0%
General and administrative expense	20,944	9.1%	23,236	8.4%
Depreciation and amortization	9,695	4.2%	10,912	4.0%
Operating loss	(972)	-0.4%	(6,652)	-2.4%

Service revenue, net. Service revenue, net for YTD 2017 decreased $46.0 million, or 16.7%, compared to YTD 2016. Excluding the effects of changes in currency exchange rates, service revenue decreased 12.3% in YTD 2017 compared to YTD 2016. This decrease was primarily related to the anticipated decline of referrals under the segment’s primary employability program in the UK, as well as decreased revenue under our offender rehabilitation program. These decreases were partially offset by increases across various employability contracts outside the UK, including in Australia, Saudi Arabia, France and Germany, as well as increased revenue from our health services contract in the UK. YTD 2017 includes the impact of $5.2 million of revenue recognized under the offender rehabilitation program related to the finalization of a contractual adjustment for the contract year ended March 31, 2017, whereas YTD 2016 includes $5.4 million of revenue recognized under the offender rehabilitation program related to the finalization of a contractual adjustment for the prior contract years ended March 31, 2015 and 2016.

Service expense. Service expense for our WD Services segment included the following for YTD 2017 and YTD 2016 (in thousands):

	Nine Months Ended September 30,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	130,538	56.9%	162,542	59.0%
Purchased services	39,949	17.4%	53,210	19.3%
Other operating expenses	29,136	12.7%	31,993	11.6%
Stock-based compensation	42	0.0%	52	0.0%
Total service expense	199,665	87.1%	247,797	90.0%

Service expense in YTD 2017 decreased $48.1 million, or 19.4%, compared to YTD 2016. Payroll and related costs decreased primarily as a result of declining referrals under the segment’s primary employability program in the UK as well as redundancy plans that have better aligned headcount with service delivery volumes resulting in a decrease of payroll and related costs as a percentage of revenue. Payroll and related costs include $1.1 million and $5.2 million in YTD 2017 and YTD 2016, respectively, of termination benefits related to redundancy plans. Purchased services decreased in YTD 2017 compared to YTD 2016 primarily as a result of a decline in client referrals under our primary employability program in the UK, which resulted in a decline in the use of outsourced services.

General and administrative expense. General and administrative expense in YTD 2017 decreased $2.3 million compared to YTD 2016 due to office closures associated with restructuring of the UK operations, as well as lower rent for certain offices.

Depreciation and amortization. Depreciation and amortization for YTD 2017 decreased $1.2 million compared to YTD 2016, primarily due to the asset impairment charges incurred during the fourth quarter of 2016, which decreased the value of our intangible assets and certain property and equipment.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q3 2017 and Q3 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
	$	$
Service revenue, net	—	31

Service expense	(3)	518
General and administrative expense	8,750	7,680
Depreciation and amortization	95	122
Operating loss	(8,842)	(8,289)

Operating loss. Corporate and Other operating loss in Q3 2017 increased by $0.6 million or 6.7% as compared to Q3 2016. This increase was primarily related to a $2.0 million increase in professional costs due to activities associated with our increased focus on strategic initiatives, as well as a $0.6 million increase in compensation, including the timing impact of accruals for incentive compensation. These increases were partially offset by decreases in legal and accounting fees and lower costs in the Company's captive insurance program due to the Company ceasing to write new policies under the captive in Q2 2017, which drove the decrease in “Service expense”.

General and administrative expense includes stock-based compensation for the HoldCo LTIP of $1.0 million and $0.9 million for Q3 2017 and Q3 2016, respectively. No shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79.

Corporate and Other financial results are as follows for YTD 2017 and YTD 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
	$	$
Service revenue, net	—	(24)

Service expense	(2,269)	903
General and administrative expense	23,882	20,829
Depreciation and amortization	258	288
Operating loss	(21,871)	(22,044)

Operating loss. Corporate and Other operating loss in YTD 2017 decreased by $0.2 million, or 0.8%, as compared to YTD 2016. This decrease was primarily related to a reduction in insurance loss reserves in 2017 due to favorable claims history of our Captive reinsurance programs, which is included in “Service expense” as well as decreased accounting, legal and professional fees included in “General and administrative expense”. This decrease was partially offset by an increase in cash settled stock-based compensation expense of $1.3 million, primarily as a result of a more significant increase in the Company’s stock price in YTD 2017 as compared to YTD 2016, an increase in stock settled stock-based compensation expense of $1.4 million, primarily related to an increase in expense for the HoldCo LTIP and a benefit recorded in YTD 2016 for performance based units, with no corresponding benefit in YTD 2017, as well as an increase of $3.6 million of professional costs due to activities associated with our increased focus on strategic initiatives.

General and administrative expense includes stock-based compensation for the HoldCo LTIP of $3.1 million and $2.4 million for YTD 2017 and YTD 2016, respectively. No shares will be distributed under the HoldCo LTIP unless the volume weighted average of Providence’s stock price over a 90-day period ending on December 31, 2017 exceeds $56.79.

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

Cash flow from operating activities was our primary source of cash during YTD 2017. Additionally, YTD 2017 included $15.8 million in proceeds from the sale of our equity investment in Mission Providence which is included in cash provided by investing activities. Our balance of cash and cash equivalents was $92.2 million and $72.3 million at September 30, 2017 and December 31, 2016, respectively, including $33.8 million and $21.4 million held in foreign countries, respectively. The September 30, 2017 foreign cash balance includes the proceeds from the sale of Mission Providence. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries.

We had restricted cash of $7.1 million and $14.1 million at September 30, 2017 and December 31, 2016, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. These restricted cash amounts are not included in our balance of cash and cash equivalents. At September 30, 2017 and December 31, 2016, we had no amounts outstanding under our Credit Facility.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions. We may also raise debt financing to fund future repurchases of our common stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. On November 2, 2017, the Company’s Board of Directors approved the extension of the Company’s existing stock repurchase program, authorizing the Company to engage in a common stock repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of the Company’s common stock through December 31, 2018.

The cash flow statement for all periods presented includes both continuing and discontinued operations. Discontinued operations for YTD 2016 includes the activity of our Human Services and HA Services segments. Income from discontinued operations totaled $0.3 million for YTD 2016. Significant non-cash items of our discontinued operations in YTD 2016 included $3.7 million of depreciation expense and $17.5 million of amortization expense. Our discontinued operations also purchased property and equipment totaling $8.0 million during YTD 2016.

YTD 2017 cash flows compared to YTD 2016

Operating activities. Cash provided by operating activities was $36.9 million for YTD 2017, a decrease of $8.3 million compared with YTD 2016. YTD 2017 and YTD 2016 cash flow from operations was driven by net income of $14.7 million and $7.1 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of $8.0 million and $37.1 million, respectively, and changes in working capital of $14.2 million and $1.1 million, respectively. The change in adjustments to reconcile net income to net cash provided by operating activities was due primarily to the impact of the disposition of HA Services, resulting in decreased depreciation, amortization and deferred taxes in YTD 2017 as compared to YTD 2016, as well as the gain on sale of Mission Providence of $12.6 million in YTD 2017. The change in working capital is primarily driven by the following:

•
Accounts receivable generated a cash outflow for YTD 2017 of $10.6 million as compared to an outflow of $22.1 million for YTD 2016. The decrease in cash outflow of $11.5 million is primarily attributable to NET Services due to the timing of collections as well as an outflow of $1.4 million of HA Services in YTD 2016.

•
Prepaid expenses and other generated a cash inflow of $7.5 million in YTD 2017, as compared to a cash outflow of $9.9 million in YTD 2016. The increase in cash inflow of $17.4 million was primarily attributable to a decrease in prepayments in WD Services in relation to certain contracts and a decrease in the prepayment of insurance costs and income taxes.

•
Accounts payable and accrued expenses generated a cash outflow of $3.4 million in YTD 2017, as compared to a cash inflow of $32.5 million in YTD 2016. The decrease in cash inflow of $35.9 million is due primarily to the impact of NET Services accrued contract payments of $10.1 million, reduced accruals at WD Services of $3.9 million in YTD 2017 as compared to YTD 2016, including the impact of redundancy plans, timing differences on tax payments, as well as the disposition of HA Services, which generated cash inflow of $5.8 million in YTD 2016. Partially offsetting these impacts is the impact of the increase in the accrued settlement related to our former Human Services segment of $9.0 million during YTD 2017 as compared to an increase of $6.0 million in YTD 2016.

•
Accrued transportation costs of NET Services generated a cash inflow of $28.8 million in YTD 2017, as compared to a cash inflow of $31.9 million in YTD 2016. The decrease in cash inflow of $3.1 million is due primarily to the timing of payments.

•	Income taxes payable on sale of business for YTD 2016 includes a cash outflow of $30.2 million related to the sale of our Human Services segment.

Investing activities. Net cash provided by investing activities of $4.9 million in YTD 2017 increased by $40.0 million as compared to YTD 2016. The increase was primarily attributable to $15.8 million in proceeds from the sale of our equity investment in Mission Providence, a decrease in funding of our equity investment in Mission Providence of $6.4 million and a decrease in the purchase of property and equipment of $18.6 million. YTD 2016 included purchases of property and equipment of $8.0 million by our discontinued operations.

Financing activities. Net cash used in financing activities of $22.3 million in YTD 2017 decreased $9.9 million as compared to YTD 2016. During YTD 2017, we repurchased $34.5 million less of our common stock than in YTD 2016. Partially offsetting this decrease in cash outflows was a decrease in net proceeds from debt during YTD 2017 as compared to YTD 2016 of $20.3 million as well as a decrease in proceeds from common stock issued pursuant to stock option exercises of $2.6 million.

Obligations and commitments

Credit facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a subfacility of $25.0 million for letters of credit. As of September 30, 2017, we had no borrowings and seven letters of credit in the amount of $11.0 million outstanding under the revolving credit facility. At September 30, 2017, our available credit under the revolving credit facility was $189.0 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Facility matures on August 2, 2018.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company was in compliance with all covenants as of September 30, 2017.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by certain of Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”), pursuant to the Standby Purchase Agreement between the Standby Purchasers and the Company, the Company issued 805,000 shares of Preferred Stock, of which 803,232 shares are outstanding as of September 30, 2017. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the nine months ended September 30, 2017 and totaled $3.3 million.

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

At September 30, 2017, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $1.8 million, $0.8 million and $5.7 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at September 30, 2017 was $6.1 million. We recorded a corresponding receivable from third-party insurers and liability at September 30, 2017 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, SPCIC had restricted cash of $6.8 million and $13.8 million at September 30, 2017 and December 31, 2016, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our NET Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $2.4 million and $3.0 million as of September 30, 2017 and December 31, 2016, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of September 30, 2017, we conducted business in eleven countries outside the U.S. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. During YTD 2017 we generated $217.4 million of our net operating revenues from operations outside the U.S. As we expand further into international markets, we expect the risk from foreign currency exchange rates to increase.

A 10% adverse change in the foreign currency exchange rate from British Pounds to U.S. dollars would have a $14.4 million negative impact on consolidated revenue and a negligible impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on our financial results.

We assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2017. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal controls
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL. For further information on this legal proceeding, please see Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and Part II, Item 1, Legal Proceedings, in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017.

On September 28, 2017, the Court approved a proposed settlement agreement among the parties that provides for a settlement amount of $10.0 million less plaintiff’s legal fees and expenses (the “Settlement Amount”), with 75% of the Settlement Amount to be paid to the Company and 25% of the Settlement Amount to be paid to holders of the Company’s common stock other than certain excluded parties. The Company expects to receive a payment of approximately $5.0 million. As this amount is considered a gain contingency, the Company has not recorded a receivable for this amount as of September 30, 2017.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended September 30, 2017:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
July 1, 2017
to
July 31, 2017	47	$50	—	$69,624,167

Month 2:
August 1, 2017
to
August 31, 2017	115	$51.54	—	$69,624,167

Month 3:
September 1, 2017
to
September 30, 2017	—	$—	—	$69,624,167

Total	162		—
______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)
On October 26, 2016, our Board authorized a new repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s common stock during the twelve-month period following October 26, 2016. As of September 30, 2017, a total of 770,808 shares were purchased through this plan for $30.4 million, including commission payments.

On November 2, 2017, the Company’s Board of Directors approved the extension of the Company’s existing stock repurchase program, authorizing the Company to engage in a common stock repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of the Company’s common stock through December 31, 2018. Purchases under the common stock repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of the Company’s officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements.

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

THE PROVIDENCE SERVICE CORPORATION

Date: November 8, 2017	By:	/s/ James M. Lindstrom
James M. Lindstrom Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ David C. Shackelton
David C. Shackelton Chief Financial Officer
(Principal Financial Officer)