Form 10-K
period 2017-12-31
PROVIDENCE SERVICE CORP
filed 2018-03-09
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was $576.8 million.

As of March 5, 2018, there were outstanding 12,866,551 shares (excluding treasury shares of 4,656,738) of the registrant’s Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

All or a portion of Items 10 through 14 in Part III of this Annual Report on Form 10-K are incorporated by reference to our definitive proxy statement on Schedule 14A for our 2018 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In certain cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks described under Item 1A in Part I of this Annual Report on Form 10-K.

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

Background

The Providence Service Corporation owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States and workforce development services internationally. The subsidiaries and other investments in which we hold interests comprise the following segments:

•	Non-Emergency Transportation Services (“NET Services”) – Nationwide manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations.

•
Workforce Development Services (“WD Services”) – Global provider of employment preparation and placement services, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs.

•
Matrix Investment – Minority interest in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”), a nationwide provider of in-home care optimization and management solutions, including comprehensive health assessments (“CHAs”), to members of managed care organizations, accounted for as an equity method investment. On February 16, 2018, Matrix acquired HealthFair, expanding its service offerings to include mobile health assessments, advanced diagnostic testing, and additional care optimization services.

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company. We are actively monitoring these activities as they relate to our capital allocation and acquisition strategy to ensure alignment with Providence’s overall strategic objectives and its goal of enhancing shareholder value.

The Company is a Delaware corporation formed in 1996 and headquartered in Stamford, Connecticut.

Business Strategies

Our businesses are operated on a decentralized basis and do not share any integrated functions such as sales, marketing, purchasing, human resources, accounting, finance or legal. They pursue strategies reflective of their respective industries and operating models. Our segments’ core competencies include developing and managing large provider networks, tailoring healthcare and workforce development service offerings to the unique needs of diverse communities and populations, and implementing technology-enabled delivery models to achieve superior outcomes in low cost settings. We pursue both organic and inorganic growth through entry into adjacent markets and complementary service lines, particularly with offerings that may leverage the advantages inherent in our large-scale, technology-enabled, networks. In particular, as it relates to inorganic growth, we are actively evaluating the optimal industry sectors, such as the non-emergency medical transportation industry and others in which businesses complementary to our NET Services business operate, around which to focus our merger and acquisition activity. This ongoing evaluation takes into consideration and balances a number of factors, including the strategic goals, competitive landscape, and growth opportunities of our current segments, in an attempt to direct our capital towards those areas of our business most likely to drive long-term value creation and generate the highest levels of return for our shareholders. We also may enter into strategic partnerships or dispose of businesses, as demonstrated by the Matrix Transaction (defined below) and the Human Services Sale (defined below), based on a variety of factors, including availability of alternative opportunities to deploy capital or otherwise maximize shareholder value as well as other strategic considerations. The outcome of our active evaluation of the optimal industry sectors around which to focus our merger and acquisition activity as well as the potential future entry into strategic partnerships or potential disposition of businesses may impact the extent and manner in which we deploy resources across Providence, including strategic and administrative resources between Corporate and Other and our operating segments.

Discontinued Operations

On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a controlling equity interest in Matrix, with Providence retaining a noncontrolling equity interest (the “Matrix Transaction”). Matrix’s financial results prior to October 19, 2016 are presented as a discontinued operation. In addition, on November 1, 2015, the Company completed its sale of the Human Services Segment (the “Human Services Sale”), which is accounted for as a discontinued operation for all periods presented.

Description of Our Segments

The Company operates in two principal business segments, NET Services and WD Services. In addition, Providence holds a noncontrolling interest in Matrix, which is a reportable segment for financial reporting purposes (the “Matrix Investment”). Financial information about segments and geographic areas, including revenues, operating income (loss), and long-lived assets of each segment, is included in Note 21, Segments, to our consolidated financial statements and is incorporated herein by reference. See Item 1A, Risk Factors, for a discussion of risks related to our operations and investments.

NET Services

Services offered. NET Services provides non-emergency transportation solutions to clients in 38 states and the District of Columbia. As of December 31, 2017, approximately 23.6 million individuals were eligible to receive our transportation services, and during 2017, NET Services managed 66.8 million trips. For 2017, 2016 and 2015, NET Services accounted for 81.2%, 78.2% and 73.3%, respectively, of Providence’s consolidated service revenue, net.

NET Services primarily contracts with state Medicaid programs and managed care organizations (“MCOs” and collectively “NET customers”) for the coordination of their members’ (“NET end-users”) non-emergency transportation needs. NET end-users are typically Medicaid or Medicare eligible members, whose limited mobility or financial resources hinders their ability to access necessary healthcare and social services. We believe our transportation services enable access to care that not only improves the quality of life and health of the populations we serve, but also enables many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings.

NET Services program delivery is dependent upon a highly-integrated technology platform and business process as well as the management of a multifaceted network of subcontracted transportation providers. Our technology platform is purpose-built for the unique needs of our industry and is highly scalable, capable of supporting substantial growth in our clients’ current and future membership base. In addition, our technology platform efficiently provides a broad interconnectivity among NET end-users, NET customers, and our network of transportation providers. We believe this technological capability and our industry experience uniquely position us as a future focal point in the evolving healthcare industry to introduce valuable population insights. In 2016 and 2017, we introduced service offerings and new technological features for NET end-users to improve service levels, lower costs and build the foundation for additional data analytics capabilities.

To fulfill the transportation needs of NET end-users, we apply our proprietary technology platform to an extensive network of approximately 5,100 transportation resources. This includes our in-network roster of fully contracted transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes partnerships with on-demand transportation network companies, mass transit entities, mileage reimbursement programs, taxis and county-based emergency medical service providers. To promote safety, quality, and compliance, our in-network transportation providers undergo an in-depth credentialing and education process. Our proprietary technology platform is designed to connect with our external partners’ application program interfaces to improve on-time and on-demand performance, provide real time information and analytics (including live vehicle location data), minimize cancellations and better allow for the scale required to provide an effective, nationwide service.

Our transportation management services also include fraud, waste, and abuse and utilization review programs designed to monitor that our transportation services are provided in compliance with Medicaid program rules and remediate issues that are identified. Compliance controls include ongoing monitoring, auditing and remediation efforts, such as validating NET end-user eligibility for the requested date of service and employing a series of gatekeeping questions to check that the treatment type is covered and the appropriate mode of transportation is assigned. We also conduct post-trip confirmations of attendance directly with the healthcare providers for certain repetitive trips and we employ field monitors to inspect transportation provider vehicles and observe some transports in real time. Our claims validation process generally limits payment to trips that are properly documented, have been authorized in advance, and are billed at the pre-trip estimated amount.

In 2016, NET Services launched a strategic initiative to enhance client and member satisfaction and drive greater operational efficiencies. This initiative focuses on developing and deploying new processes and technologies needed to: progress towards an industry-leading call center and reservation scheduling platform; improve member communication, accessibility, and satisfaction; optimize the utilization of our extensive network of transportation providers; and build the foundation for additional analytical capabilities. Implementations under this strategic initiative that were completed in 2017 include new workforce management tools aimed at streamlining our call center operations and decreasing payroll costs, tools and models to better monitor transportation provider performance and capacity availability, and rate setting protocols aimed at lowering transportation costs and improving service quality. The full implementation of the initiative is expected to be substantially completed by the end of 2018.

Revenue and customers. In 2017, contracts with state Medicaid agencies and MCOs represented 55.9% and 44.1%, respectively, of NET Services’ revenue. NET Services derived 13.8%, 13.1% and 15.0% of its revenue from a single state Medicaid agency for the years ended December 31, 2017, 2016 and 2015, respectively. The next four largest NET Services customers in the aggregate comprised 22.3%, 22.6% and 24.2% of NET Services’ revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options. Contracts with MCOs continue until terminated by either party upon reasonable notice (as determined in accordance with the contract), and allow for regular price adjustments based upon utilization and transportation cost. As of December 31, 2017, 30.8% of NET Services revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. In 2017, NET Services renewed contracts representing 29.5% of its revenue in such year, including its contract with the New Jersey Department of Human Services, Division of Medical Assistance and Health Services, to provide non-emergency medical transportation management services to Medicaid-eligible New Jersey residents.

77.9% of NET Services’ revenue in 2017 was generated under capitated contracts where we assume the responsibility of meeting the covered healthcare related transportation requirements of a specific population based on per-member per-month fees for the number of members in the customer’s program. Revenue is recognized based on the population served during the period. Under certain capitated contracts, partial payment is received as a prepayment during the month service is provided. These partial payments may be due back to the customer, or additional payments may be due to the Company, after each reconciliation period, based on a reconciliation of actual utilization and cost compared to the prepayment made. 22.1% of NET Services’ revenue was generated under other types of fee arrangements, including administrative services only, fee for service (“FFS”), cost plus and flat fee contracts, under which fees are generated based upon billing rates for specific services or defined membership populations.

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

Competition. We compete with a variety of national organizations that provide similar healthcare and social services related transportation, such as Medical Transportation Management, Southeastrans, Veyo, and American Medical Response, as

well as local and regional providers. Most local competitors seek to win contracts for specific counties or small geographic territories whereas we and other larger competitors seek to win contracts for an entire state or large regional area. We compete based upon a number of factors, including our nationwide network, technical expertise, experience, service capability, service quality, and price.

Business development. Our sales and marketing strategy relies on a concentrated business development effort, with centralized marketing programs. Due to the critical nature of our services, our customers rely upon our past delivery performance record, network development and management expertise, technical expertise and capability, and specialized knowledge. A significant portion of our revenue is generated from long-term, repeat customers. Our long-term strategy is to improve our position as the preferred provider of transportation, complementary network-based services and data analytics offerings to a broad array of healthcare payers. Key elements of our long-term strategy include continued investment in our technologies, enabling us to both lower costs and improve service delivery. We also consider acquisitions of businesses that serve our market or leverage our nationwide infrastructure.

WD Services

Services offered. WD Services is a global provider of employment preparation and placement services, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs. For 2017, 2016 and 2015, WD Services accounted for 18.8%, 21.8% and 26.7%, respectively, of Providence’s consolidated revenue.

WD Services’ end user client base (“WD end-users”) is broad and includes the disabled, recently and long-term unemployed and individuals seeking new skills, as well as individuals that are coping with medical illnesses, are newly graduated from educational institutions, or are being released from incarceration.

As of December 31, 2017, WD Services operated in 10 countries outside of the U.S. These countries included the United Kingdom (“UK”), France, Saudi Arabia, South Korea, Canada, Germany, Australia, Switzerland and Singapore. WD Services also holds a noncontrolling interest in a joint venture in Spain.

In order to build upon its leadership position in the UK employment services industry, enhance client satisfaction and drive greater operational efficiencies, WD Services implemented the Ingeus Futures program, which was substantially completed in 2017. This program included organizational restructuring, the development and deployment of new processes and technologies, and increased business development resources. Each aspect of the program was aimed at improving operational efficiencies and client services as well as developing the internal capabilities necessary to ensure long-term profitable growth in the employment, training and healthcare industries.

Revenue, customers and clients. The majority of WD Services’ revenue is generated through the provision of employability, legal offender rehabilitation and training programs to national government entities seeking to reduce unemployment or recidivism rates. For the years ended December 31, 2017, 2016 and 2015, 61.4%, 68.3% and 75.5%, respectively, of WD Services’ revenue was derived from operations in the UK, with 38.6%, 31.7% and 24.5%, respectively, derived from operations outside the UK. Additionally, during the years ended December 31, 2017, 2016 and 2015, respectively, 19.6%, 28.9% and 40.0% of WD Services’ revenue was derived from a contract with the UK government’s Department of Work and Pensions for employability services and 27.1%, 25.9% and 28.2% of WD Services’ revenue was derived from a contract with the UK government’s Ministry of Justice (the “MOJ”), for legal offender rehabilitation services. Revenue under the UK employability services contract is decreasing as expected, as referrals ended under this program in March 31, 2017. In late 2017, WD Services was awarded three new employability contracts and one sub-contract under the new Work and Health Programme in the UK, allowing Ingeus to continue to maintain its position as a leader in the UK workforce development market, although overall this program has a smaller scale than the legacy employability services contract. During 2017, there was negligible revenue under the new Work and Health Programme.

The revenue earned by WD Services under its contracts is often derived through a combination of different revenue channels including, but not limited to, fees contingent upon: (1) the volume of WD end-users referred to and/or admitted into a specific program, (2) the achievement of defined outcomes for specific individuals, such as a job placement or continued employment and (3) the achievement of defined outcomes for a population of individuals over a specific time period, such as aggregate employment or recidivism rates. The relative contributions of different revenue channels under a specific contract can fluctuate meaningfully over the life of a contract and thus contribute to significant earnings volatility. Revenue recognition related to our National Citizen Services (“NCS”) youth programs can be particularly volatile due to the timing of services provided, which typically occur in the second and third quarters of each year. WD Services also earns revenue under fixed FFS arrangements, based upon contractual rates established at the outset of the contract or the applicable contract year, although the rate may be prospectively adjusted during the contract year based upon actual volumes. Volume levels are typically not guaranteed under contracts.

The nature of the services offered by WD Services often relies on our ability to improve a certain set of outcomes at a reduced cost versus previously utilized in-sourced delivery models. As a result, as we commence new contracts using transformational delivery models, we are often required to invest significant upfront capital for information technology, human resources, facilities and other onboarding costs, such as consultants and redundancy payments. The level of upfront funding required is dependent upon the size and nature of the contract. Although significant upfront funding may be required, revenues are often payable only as services are delivered and, in some cases, only after incentive measures have been achieved over a multi-year period. As a result of these two factors, there can be significant variability in our earnings from quarter-to-quarter and year-to-year. In addition, under the majority of WD Services’ contracts, the Company relies on its customers, which include government agencies, to provide referrals, for which the Company can provide services and earn revenue. The timing and magnitude of referrals can fluctuate significantly, leading to volatility in revenue. The Company also relies on certain customers to periodically provide information regarding the achievement of service delivery targets, which information could result in reductions in future payments if targets are not met. As a result, we often measure a contracts success over the entire term of the contract and believe the financial results of WD Services are best viewed from a multi-year perspective.

The MOJ is currently reviewing its program for outsourcing probationary services, which includes its contracts with our subsidiary Reducing Reoffending Partnership (“RRP”), which is in our WD Services segment. The review includes an investigation regarding sustainability of the economic terms of such contracts, as well as data relating to reoffending statistics and other factors that could impact contractual performance measures. The potential impact of this review on RRP’s agreement with the MOJ, including with respect to any potential payments to the MOJ that may be required, cannot be determined at this time because the review is ongoing. See also “Risk Factors—Risks Related to our Business—If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, which may place existing pledged performance and payment bonds at risk as well as harm our ability to keep our existing contracts or obtain new contracts and future bonds.”

Seasonality. While there has been period-to-period variability in WD Services’ earnings due to the factors discussed above and also set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenues and Expenses – WD Services”, there has not been a material seasonal effect on WD Services’ results of operations.

Competition. In the UK, U.S., Saudi Arabia and Singapore the workforce development market is served by large, often multi-national, corporations, along with national and regional for-profit and non-profit entities. In Canada, France, Germany, South Korea, Spain and Switzerland, our competition is primarily companies specific to the geography, nationally or regionally, and both privately owned for-profit and non-profit entities. In the UK, the offender rehabilitation market is served by large corporations, often working with charitable sector providers. In general our larger competitors internationally include Maximus, Interserve, Sodexo, The Reed Group and Working Links.

The market for services to governments is competitive and subject to change and pricing pressure, particularly during the bidding for new contracts and contract renewals. However, due to the critical nature of our offerings and the WD end-users we serve, market entry can be difficult for new entrants or those without prior established track-records. Other barriers to entry include operational service complexity and significant upfront investments. This can include establishment of complex IT systems which often must interface with government systems, significant monitoring and reporting obligations, delivery from sites across wide geographies, and management and development of supply chains.

Business development. Our business development activities are performed both locally and centrally from WD Services’ London headquarters. Through local and global networks and relationships, we become aware of new opportunities for which we develop bids through competitive processes. The nature of the competitive processes varies from highly competitive to being one of a few providers, or the sole provider, to bid on a contract. We pursue only those contracts that meet certain investment criteria, including risk-weighted return on capital thresholds, and involve the provision of services where we believe our experience will allow us to deliver differentiated and improved outcomes for our clients.

Matrix Investment

Providence’s Matrix Investment is comprised of our interest in Matrix. Since the completion of the Matrix Transaction, the Company has had a noncontrolling equity interest in Matrix. The Company and an affiliate of Frazier Health Partners (the “Frazier Subscriber”), which holds the controlling equity interest in Matrix, are party to the Second Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) of Mercury Parent, LLC, the company through which the parties hold their equity interests in Matrix. The Operating Agreement sets forth certain terms and conditions regarding the ownership by the Company and Frazier Subscriber of interests in Mercury Parent and their indirect ownership of common stock of Matrix, and provides for, among other things, certain liquidity and governance rights and other obligations and rights, in each case, on the terms and conditions contained therein.

At December 31, 2017, the Company owned a 46.6% noncontrolling interest in Matrix. Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in our Health Assessment Services (“HA Services”) segment. The Company’s proportionate share of Matrix’s net assets and financial results for the period following the closing of the Matrix Transaction are presented under the equity method. The assets, liabilities and financial results of Matrix for the period prior to the closing of the Matrix Transaction are presented within discontinued operations. For additional information regarding the Matrix Transaction, see Note 20, Discontinued Operations, to our consolidated financial statements.

Services offered. Matrix provides in-home care optimization and care management solutions, which include CHAs. As of December 31, 2017, Matrix utilized a national network of over 5,800 clinical providers, including 1,700 nurse practitioners (“NPs”), located across 50 states, to provide its services primarily to members of Medicare Advantage (“MA”) health plans.

Matrix recently expanded its provider network and service offerings through a series of acquisitions. In December 2017, Matrix grew its clinical provider network through its acquisition of LP Health Services, a provider of quality and wellness visits on behalf of Medicaid/Duals managed care plans across the U.S., for a purchase price of $3.8 million. LP Health Services’ revenue for the year ended December 31, 2017 was approximately $6 million.

In February 2018, Matrix completed its acquisition of HealthFair, a leading operator of mobile clinics which offer preventative health assessment and advanced diagnostic testing services, including laboratory, ultrasound, EKG and mammography testing, for a purchase price of $160 million plus an earnout payment contingent on HealthFair’s 2018 performance. With the addition of HealthFair, Matrix’s network increased to more than 6,000 community-based providers across all 50 states, including over 1,700 NPs. We believe the combination of the two organizations will provide health plan members with more convenient access to important care management and preventative health services. As a result of the rollover of certain equity interests of HealthFair, Providence’s equity ownership in Matrix was 43.6% as of February 16, 2018. HealthFair’s revenue for the year ended December 31, 2017 was approximately $45 million.

Matrix primarily generates revenue from CHAs, which obtain a health plan members’ information related to health status, social, environmental and medical risks and help the MA plans improve the accuracy of such information. Matrix’s services typically commence with a member analysis that utilizes client data, such as medical claims data, to maximize its ability to improve client and member outcomes as a result of the assessment process. Through Matrix’s contact centers, which include approximately 160 colleagues, Matrix pursues additional data collection and schedules assessments. Matrix’s NPs then conduct a CHA, which is comprised of a physical examination and other diagnostic services, in the member’s home. Matrix also operates a care management offering which provides additional data analytics and chronic care management services.

Matrix’s services are dependent upon its technology platform which integrates the clinical provider network, operations infrastructure, call centers and clients. Matrix’s platform is designed for the unique needs of its industry, is highly scalable and can support substantial growth. We believe Matrix’s network and platform positions Matrix as a future focal point in the evolving healthcare industry in the introduction of both additional population insights and care management services. With data provided by its health plan clients, Matrix utilizes analytics to determine which members it can most effectively lower costs and improve outcomes through face-to-face engagements with clinicians. Each program is customized and is served by a comprehensive team of case managers, nurse practitioners, registered nurses, and trained call center colleagues.

Revenue, customers and clients. As of December 31, 2017, Matrix’s customers included 48 health plans, including for-profit multi-state health plans and non-profit health plans that operate in only one state or several counties within one state. For the year ended December 31, 2017, Matrix’s top five customers accounted for 72.2% of its revenue, as its largest customer accounted for 30.9% of its revenue and its second largest customer account for 26.8% of its revenue. Matrix enters into annual or multi-annual contracts with its customers under which it is paid on a per assessment basis.

Seasonality. The Company attempts to perform CHAs evenly throughout the year to efficiently utilize NP capacity, although the timing of performance is driven by client demand.

Competition. We believe that Matrix and CenseoHealth, which announced in December 2017 a combination with Advance Health, a smaller competitor, are the largest independent providers of CHAs to the health plan market. There are many smaller competitors, such as EMSI Healthcare Services, MedXM, which was acquired by Quest Diagnostics on February 1, 2018, and Inovalon. In addition, some health plans in-source CHA services. Matrix’s chronic care management competitors include Landmark Healthcare, PopHealthcare and Optum.

Employees

As of December 31, 2017, there were approximately 7,100 employees across Providence and our subsidiaries. Of such employees, approximately 3,800 work in NET Services and approximately 3,300 work in WD Services. In addition, 30 employees primarily conduct corporate activities.

None of our U.S. employees are members of a union. We have nearly 1,950 and 330 full-time employees in the UK and France, respectively. Certain of our UK employees are members of the NAPO and Unison unions and certain of our employees in France are members of the Confederation Generale du Travail and have collective bargaining rights. In other countries employees may be members of a trade union but these trade unions are not formally recognized by us. Participation in unions is confidential under European employment laws. We believe we have good relationships with our employees, both unionized and non-unionized, in the U.S. and internationally.

Regulatory Environment

NET Services and Matrix Investment

Overview

Our NET Services and Matrix Investment segments (the “U.S. Healthcare Segments”) are subject to numerous U.S. federal, state and local laws, regulations and agency guidance (collectively, “Laws”). These Laws significantly affect the way in which these segments operate various aspects of their businesses. Our U.S. Healthcare Segments must also comply with state and local licensing requirements, state and federal requirements for participation in Medicare and Medicaid, requirements for contracting with MA plans, and contractual requirements imposed upon them by the federal, state and local agencies and third-party commercial customers to which they provide services. Failure to follow the rules and requirements of these programs can significantly affect our U.S. Healthcare Segments’ ability to be paid for the services they provide and be authorized to provide services on an ongoing basis.

The Medicare and Medicaid programs are governed by significant and complex Laws.  Both Medicare and Medicaid are financed, at least in part, with federal funds. Therefore, any direct or indirect recipients of those funds are subject to federal fraud, waste and abuse Laws.  In addition, there are federal privacy and security Laws that govern the healthcare industry. State Laws primarily pertain to the licensure of certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment, but may also include state Laws pertaining to fraud, waste and abuse, privacy and security Laws, and the state’s regulation of its Medicaid program. Federal and state regulatory laws that may affect our U.S. Healthcare Segments’ businesses, include, but are not limited to the following:

•	false and other improper claims or false statements Laws pertaining to reimbursement;

•
the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its privacy, security, breach notification and enforcement and code set regulations and guidance, along with evolving state Laws protecting patient privacy and requiring notifications of unauthorized access to, or use of, patient medical information;

•	civil monetary penalties Law;

•	anti-kickback Laws;

•	the Stark Law and other self-referral, financial inducement, fee splitting, and patient brokering Laws;

•
CMS regulations pertaining to Medicare as well as CMS releases applicable to the operation of MA plans, such as reimbursement rates, risk adjustment and data collection methodologies, adjustments to quality management measurements and other relevant factors; and

•	state licensure laws.

A violation of certain of these Laws could result in civil and criminal damages and penalties, the refund of monies paid by government or private payers, our U.S. Healthcare Segments’ exclusion from participation in federal healthcare payer programs, or the loss of our segments’ license to conduct business within a particular state’s boundaries.

Federal Law

Federal healthcare Laws apply in any case in which our U.S. Healthcare Segments are providing an item or service that is reimbursable or provide information to such segments’ customers that results in reimbursement by a federal healthcare payer program to such segments or to them. The principal federal Laws that affect our U.S. Healthcare Segments’ businesses include those that prohibit the filing of false or improper claims or other data with federal healthcare payer programs and those that prohibit unlawful inducements for the referral of business reimbursable under federal healthcare payer programs.

False and Other Improper Claims

Under the federal False Claims Act (31 U.S.C. §§ 3729-3733) and similar state Laws, the government may impose civil liability on our U.S. Healthcare Segments if they knowingly submit a false claim to the government or cause another to submit a false claim to the government, or knowingly make a false record or statement intended to get a false claim paid by the government. The False Claims Act defines a claim as a demand for money or property made directly to the government or to a contractor, grantee, or other recipient if the money is to be spent on the government’s behalf or if the government will reimburse the contractor or grantee. Liability can be incurred for submitting (or causing another to submit) false claims with actual knowledge or for submitting false claims with reckless disregard or deliberate ignorance. Liability can also be incurred for knowingly making or using a false record or statement to receive payment from the federal government or for knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the government. Consequently, a provider need not take an affirmative action to conceal or avoid an obligation to the government, but the mere retention of an overpayment from the government could lead to potential liability under the False Claims Act.

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

If our U.S. Healthcare Segments are ever found to have violated the False Claims Act, they could be required to make significant payments to the government (including damages and penalties in addition to the return of reimbursements previously collected) and could be excluded from participating in federal healthcare programs or providing services to entities which contract with those programs. Although our U.S. Healthcare Segments monitor their billing practices for compliance with applicable laws, such laws are very complex, and they might not be able to detect all errors or interpret such laws in a manner consistent with a court or an agency’s interpretation. While the criminal statutes generally are reserved for instances evidencing fraudulent intent, the civil and administrative penalty statutes are being applied by the federal government in an increasingly broad range of circumstances. Examples of the types of activities giving rise to liability for filing false claims include billing for services not rendered, misrepresenting services rendered (i.e., miscoding), applications for duplicate reimbursement and providing false information that results in reimbursement or impacts reimbursement amounts. Additionally, the federal government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The federal government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. Criminal penalties also are available even in the case of claims filed with private insurers if the federal government shows that the claims constitute mail fraud or wire fraud or violate any of the federal criminal healthcare fraud statutes.

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

Governmental investigations and whistleblower “qui tam” suits against healthcare companies have increased significantly in recent years, and have resulted in substantial penalties and fines and exclusions of persons and entities from participating in government healthcare programs. For more information on the risks related to a failure to comply with applicable government coding and billing rules, see “Risk Factors—Regulatory Risks—Our segments could be subject to actions for false claims or recoupment of funds pursuant to certain audits if they do not comply with government coding and billing rules, which could have a material adverse impact on our segments’ operating results.”

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), enacted as part of the American Recovery and Reinvestment Act of 2009, extends certain of HIPAA’s obligations to parties providing services to healthcare entities covered by HIPAA known as “business associates,” imposes new notice of privacy breach reporting obligations, extends enforcement powers to state attorney generals and amends the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA. HITECH establishes four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office of Civil Rights of the Department of Health and Human Services and states are increasing their investigations and enforcement of HIPAA compliance. Our U.S. Healthcare Segments have taken steps to ensure compliance with HIPAA and we are monitoring compliance on an ongoing basis.

Additionally, the HITECH Final Rule imposes various requirements on covered entities and business associates, and expands the definition of “business associates” to cover contractors of business associates. Even when our U.S. Healthcare Segments are not operating as covered entities, they may be deemed to be “business associates” for HIPAA rule purposes of such covered entities. Our U.S. Healthcare Segments monitor their compliance obligations under HIPAA as modified by HITECH, and implement operational and systems changes, associate training and education, conduct risk assessments and allocate resources as needed. Any noncompliance with HIPPA requirements could expose such segments to the criminal and increased civil penalties provided under HITECH and require them to incur significant costs in order to seek to comply with its requirements or to remediate potential issues that may arise.

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

Many states, including some where our U.S. Healthcare Segments do business, have adopted anti-kickback laws that are similar to the federal Anti-Kickback Statute. Some of these state laws are very closely patterned on the federal Anti-Kickback Statute; others, however, are broader and reach reimbursement by private payers. If our U.S. Healthcare Segments’ activities were deemed to be inconsistent with state anti-kickback or illegal remuneration laws, they could face civil and criminal penalties or be barred from such activities, any of which could harm such segments’ businesses.

If our U.S. Healthcare Segments’ arrangements are found to violate the Anti-Kickback Statute or applicable state laws, these segments, along with their clients would be subject to civil and criminal penalties, and these segments’ arrangements would not be legally enforceable, which could materially and adversely affect their business. For more information on the risks related to failure to comply with applicable anti-bribery and anti-corruption regulations, see “Risk Factors—Regulatory Risks—Our segments’ business could be subject to civil penalties and loss of business if we fail to comply with applicable bribery, corruption and other regulations governing business with governments.”

Federal and State Self-Referral Prohibitions

Our U.S. Healthcare Segments may be subject to federal and state statutes banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Section 1877 of the Social Security Act, also known as the “Stark Law”, prohibits physicians from making a “referral” for “designated health services” for

Medicare (and in many cases Medicaid) patients from entities or facilities in which such physicians directly or indirectly hold a “financial relationship”.

A financial relationship can take the form of a direct or indirect ownership, investment or compensation arrangement. A referral includes the request by a physician for, or ordering of, or the certifying or recertifying the need for, any designated health services.

Certain services that our U.S. Healthcare Segments provide may be identified as “designated health services” for purposes of the Stark Law. Such segments cannot provide assurance that future regulatory changes will not result in other services they provide becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.

Many states, including some states where our U.S. Healthcare Segments do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where such segments operate have laws similar to the Stark Law prohibiting physician self-referrals. While our U.S. Healthcare Segments believe that they are operating in compliance with the Stark Law, there can be no guarantee that violations will not occur.

Healthcare Reform

On March 23, 2010, the President of the United States signed into law comprehensive health reform through the Patient Protection and Affordable Care Act (Pub. L. 11-148) (“PPACA”). On March 30, 2010, the President signed a reconciliation budget bill that included amendments to the PPACA (Pub. L. 11-152). These laws in combination form the “ACA” referred to herein. The changes to various aspects of the healthcare system in the ACA were far-reaching and included, among many others, substantial adjustments to Medicare reimbursement, establishment of individual mandates for healthcare coverage, extension of coverage to certain populations, expansion of Medicaid, restrictions on physician-owned hospitals, and increased efficiency and oversight provisions.

Some of the provisions of the ACA took effect immediately, while others will take effect later or will be phased in over time, ranging from a few months following approval to ten years. Due to the complexity of the ACA, it is likely that additional legislation will be considered and enacted. The ACA requires the promulgation of regulations that will likely have significant effects on the healthcare industry and third-party payers. Thus, the healthcare industry and our operations may be subjected to significant new statutory and regulatory requirements and contractual terms and conditions, and consequently to structural and operational changes and challenges.

The ACA also implemented significant changes to healthcare fraud and abuse laws that intensify the risks and consequences of enforcement actions. These included expansion of the False Claims Act by: (a) narrowing the public disclosure bar; and (b) explicitly stating that violations of the Anti-Kickback Statute trigger false claims liability. In addition, the ACA lessened the intent requirements under the Anti-Kickback Statute to provide that a person may violate the statute without knowledge or specific intent. The ACA also provided new funding and expanded powers to investigate fraud, including through expansion of the Medicare Recovery Audit Contractor (“RAC”) program to Medicare Parts C and D and Medicaid and authorizing the suspension of Medicare and Medicaid payments to a provider of services pending an investigation of a credible allegation of fraud. Finally, the legislation created enhanced penalties for noncompliance, including increased criminal penalties and expansion of administrative penalties under Medicare and Medicaid. Collectively, such changes could have a material adverse impact on our U.S. Healthcare Segments’ operations.

On January 20, 2017, the President of the United States issued an executive order that directed federal agencies to take steps to ensure the government’s implementation of the ACA minimizes the burden on impacted parties (such as individuals and states). The underlying intent of the executive order was to take the first steps to repeal and replace the ACA. The executive order specifically instructed agencies to “waive, defer, grant exemptions from, or delay implementation of provisions” that place a “fiscal burden on any State” or that impose a “cost, fee, tax, penalty, or regulatory burden” on stakeholders including patients, providers, and insurers. The order stated that any changes should be made only to the extent “permitted by law” and should comply with the law governing administrative rule-making. The executive order did not, however, provide specifics on next steps or provisions that would be reexamined nor was it clear how the executive branch would be reconciled with Republican congressional efforts to repeal and replace the ACA or what portions of the ACA may continue in any replacement legislation. There are multiple pending legislative proposals to amend the ACA which, among other effects, could repeal all or parts of the ACA without replacing its extension of coverage to expansion populations. In addition, there are pending legislative proposals to materially restructure Medicaid and other government health care programs.

In 2017, legislation was proposed in the U.S. Congress, but did not advance out of committee and was not passed, which would reduce or eliminate certain non-emergency medical transportation services provided by NET Services as a required Medicaid benefit. A similar proposal was made in 2018 by the President of the United States in a federal budget proposal. If additional privatization initiatives are not proposed or enacted, or if previously enacted privatization initiatives are challenged, repealed or invalidated, there could be a material adverse impact on our segments' operating results.

Surveys and Audits

Our U.S. Healthcare Segments’ programs are subject to periodic surveys by government authorities or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, our segments will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

•the imposition of fines or penalties or the recoupment of amounts paid;
•temporary suspension of admission of new clients to our program’s service;
•in extreme circumstances, exclusion from participation in Medicaid, Medicare or other programs;
•revocation of our license; or
•contract termination.

While our U.S. Healthcare Segments believe that our programs are in compliance with Medicare, Medicaid and other program certification requirements and state licensure requirements, failure to comply with these requirements could have a material adverse impact on such segments’ businesses and their ability to enter into contracts with other agencies to provide services.

Billing/claims Reviews and Audits

Agencies and other third-party commercial payers periodically conduct pre-payment or post-payment medical reviews or other audits of our U.S. Healthcare Segments’ claims or other audits in conjunction with their obligations to comply with the requirements of Medicare or Medicaid. In order to conduct these reviews, payers request documentation from our U.S. Healthcare Segments and then review that documentation to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care. Any determination that such segments have not complied with applicable rules and regulations could result in adjustment of payments or the incurrence of fines and penalties, or in situations of significant compliance failures review or non-renewal of related contracts.

Corporate Practice of Medicine and Fee Splitting

Some states in which our U.S. Healthcare Segments operate prohibit general business entities, such as these segments, from “practicing medicine,” which definition varies from state to state and can include employing physicians, as well as engaging in fee-splitting arrangements with these healthcare providers. Among other things, our U.S. Healthcare Segments currently contract with and employ NPs to perform CHAs. We believe that such segments have structured their operations appropriately; however, they could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of our U.S. Healthcare Segments’ businesses violate these laws, it may seek to have such segments discontinue or restructure those portions of their operations or subject them to increased costs, penalties, fines, certain license requirements or other measures. Any determination that such segments have acted improperly in this regard may result in liability to them. In addition, agreements between the corporation and the professional may be considered void and unenforceable.

Professional Licensure and Other Requirements

Many of our U.S. Healthcare Segments’ employees are subject to federal and state laws and regulations governing the ethics and practice of their professions. For example, our mid-level practitioners (e.g., NPs) are subject to state laws requiring physician supervision and state laws governing mid-level scope of practice. As the use of mid-level practitioners by physicians increases, state governing boards are implementing more robust regulations governing mid-levels and their scope of practice under physician supervision. Our U.S. Healthcare Segments’ ability to provide mid-level practitioner services may be restricted by the enactment of new state laws governing mid-level scope of practice and by state agency interpretations and enforcement of such existing laws. In addition, services rendered by mid-level practitioners may not be reimbursed by payors at the same rates as payors may reimburse physicians for the same services. Lastly, professionals who are eligible to participate in Medicare and Medicaid as individual providers must not have been excluded from participation in government programs at any time. Our U.S. Healthcare Segments’ ability to provide services depends upon the ability of their personnel to meet individual licensure and other requirements and maintain such licensure in good standing.

WD Services

Overview

As a provider of workforce development services in the U.S. and 10 countries outside the U.S., WD Services is subject to numerous national and local laws and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. WD Services has implemented compliance policies to help assure our compliance with these laws and regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services or the manner in which we conduct our business.

WD Services’ revenue is primarily derived from contracts that are funded by national governments that are seeking to reduce the overall unemployment rate or improve job placement success for targeted cohorts, and to reduce the recidivism rate. Further, the revenue we receive from these contracts is typically tied to milestones that are largely uncontrolled by us. Such milestones include the job placement success of clients, duration and tenure of clients in jobs once they are placed, and various other market and industry factors including the overall unemployment rate. For more information on the risks related to failure to satisfy our contractual obligations, see “Risk Factors—Risks Related to Our Business—If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, which may place existing pledged performance and payment bonds at risk as well as harm our ability to keep our existing contracts or obtain new contracts and future bonds.”

Data Security and Protection

WD Services is also subject to the European Union’s and other countries’ data security and protection laws and regulations. These laws and regulations impose broad obligations on the organizations that collect such data, as well as confer broad rights on individuals about whom such data is collected. There are amendments which will come into effect in 2018 with respect to European data privacy legislation which will significantly increase the fines for any breaches. In addition to their power to impose fines, information privacy regulators in Europe have significant powers to require organizations that breach regulations to put in place measures to ensure that such breaches do not occur again, and require businesses to stop processing personal information until the required measures are in place. For more information on the risks related to a failure to comply with privacy and security regulations, see “Risk Factors—Regulatory Risks—Our segments are subject to regulations relating to privacy and security of patient and service user information. Failure to comply with privacy and security regulations could result in a material adverse impact on our segments’ operating results.”

The data security and protection laws and regulations may also restrict the flow of information, including information about employees or service users, from WD Services to Providence in the U.S. In certain instances, informed consent to the data transfer must be given by the affected employee or service user. Compliance with such laws and regulations is costly and requires our segment management to expend substantial time and resources which could negatively impact our segments’ results of operations. Compliance may also make it more difficult for the Company to gather data necessary to ensure the appropriate operation of its internal controls or to detect corruption, resulting in the need for additional controls or increasing the Company’s costs to maintain appropriate controls.

Anti-Bribery and Corruption

WD Services’ international operations are subject to various U.S. and foreign statutes that prohibit bribery and corruption, including the U.S. Foreign Corrupt Practices Act and the UK’s Bribery Act. These statutes generally require organizations to prohibit bribery by or for the organization and demand the implementation of systems to counter bribery, including risk management, training and guidance and the maintenance of adequate record-keeping and internal accounting practices. The statutes also, among other things, prevent the provision of anything of value to government officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. In addition, many countries in which we operate have antitrust or competition regulations which, among other things, prohibit collusive tendering or bid-rigging behavior. For more information on the risks related to a failure to comply with applicable anti-bribery and anti-corruption regulations, see “Risk Factors—Regulatory Risks—Our segments’ business could be subject to civil penalties and loss of business if we fail to comply with applicable bribery, corruption and other regulations governing business with governments.”

Licensing

In many of the locations where WD Services operates, it is required by local laws to obtain and maintain licenses. The applicable state and local licensing requirements govern the services our segments provide, the credentials of staff, record keeping, treatment planning, client monitoring and supervision of staff. The failure to maintain these licenses or the loss of a license could have a material adverse impact on WD Services businesses and could prevent them from providing services to clients in a given jurisdiction.

Surveys and audits

WD Services’ contracts permit clients to review its compliance or performance, as well as its records, at the client’s discretion. In most cases, if a deficiency is found by a reviewing agency, WD Services’ will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In the case of any deficiency, however, a client may take a number of adverse actions against WD Services, including: (i) termination or modification of existing contracts, (ii) prevention of receipt of new contracts or extension of existing contracts or (iii) reduction of fees paid under existing contract.

Billing Requirements

In WD Services, particularly in Europe, our contracts are subject to stringent claims and invoice processing regimes which vary depending on the customer and nature of the payment mechanism. Under European procurement legislation which has been implemented in each EU member state, any conviction for fraud can result in a ban from participating in public procurement tenders for up to five years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority. For more information on the risks related to a failure to comply with applicable government coding and billing rules, see “Risk Factors—Regulatory Risks—Our segments could be subject to actions for false claims or recoupment of funds pursuant to certain audits if they do not comply with government coding and billing rules, which could have a material adverse impact on our segments’ operating results.”

Brexit

On June 23, 2016, the UK held a referendum in which eligible persons voted in favor of a proposal that the UK leave the EU, also known as “Brexit”. The result of the referendum increased political and economic uncertainty in the UK for the foreseeable future, in particular during any period where the terms of any UK exit from the EU are negotiated. In turn, Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future payers and employees, which could have an adverse effect on our financial results, operations and prospects, including being adversely affected in ways that cannot be anticipated at present. For more information on the risks related to the UK’s exit from the European Union, see “Risk Factors—Regulatory Risks—Our business could be adversely affected by the referendum on the UK’s exit from the European Union.”

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

Our NET Services contracts, and certain WD Services contracts, are subject to frequent renewal. For example, many of the state Medicaid contracts held by NET Services, which represented 55.9% of NET Services revenue for the year ended December 31, 2017, have terms ranging from three to five years and are typically subject to a competitive bidding process near the end of the term. NET Services also contracts with MCOs, which represented 44.1% of NET Services revenue for the year ended December 31, 2017. MCO contracts typically continue until terminated by either party upon reasonable notice (as determined in accordance with the contract). We cannot anticipate if, when or to what extent we will be successful in renewing our state government contracts or retaining our MCO contracts. During 2017, we experienced a decline in operating income as a percentage of revenue due to the nonrenewal of certain state contracts. In addition, with respect to many of our contracts, the payer may terminate the contract without cause, at will and without penalty to the payer, either immediately or upon the expiration of a short notice period in the event that, among other reasons, government appropriations supporting the programs serviced by the contract are reduced or eliminated or the payer deems our performance under the contract to be unsatisfactory.

We cannot anticipate if, when or to what extent a payer might terminate its contract with us prior to its expiration, or fail to renew or extend a contract with us. If we are unable to retain or renew our contracts, or replace lost contracts, on satisfactory terms our financial conditions and results of operations could be materially adversely affected. While we pursue new contract awards and also undertake efficiency measures, there can be no assurance that such measures will fully offset the impact of contracts that are not renewed or are cancelled on our operating income and results of operations.

We obtain a significant portion of our business through responses to government requests for proposals and we may not be awarded contracts through this process in the future, or contracts we are awarded may not be profitable.

We obtain, and will continue to seek to obtain, a significant portion of our business from national, state, and local government entities. To obtain business from government entities, we are often required to respond to requests for proposals (“RFPs”). To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and the terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to RFPs will greatly impact our business. If we misinterpret bid requirements as to performance criteria or do not accurately estimate performance costs in a binding bid for an RFP, we will seek to correct such mistakes in the final contract. However, there can be no assurance that we will be able to modify the proposed contract and we may be required to perform under a contract that is not profitable.

WD Services’ ability to win contracts to administer and manage programs traditionally administered by government employees is also dependent on the impact of government unions. Many WD Services government employees belong to labor unions with considerable financial resources and lobbying networks. Union opposition could result in our losing government contracts, being precluded from providing services under government contracts, or maintaining or renewing existing contracts. If we could not renew certain contracts or obtain new contracts due to opposition political actions, it could have a material adverse impact on our operating results.

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, which may place existing pledged performance and payment bonds at risk as well as harm our ability to keep our existing contracts or obtain new contracts and future bonds.

Our failure to comply with our contractual obligations could, in addition to providing grounds for immediate termination of the contract for cause, negatively impact our financial performance and damage our reputation, which, in turn, could have a material adverse effect on our ability to maintain current contracts or obtain new contracts. The termination of a contract for cause could, for instance, subject us to liabilities for excess costs incurred by a payer in obtaining similar services from another source. In addition, our contracts require us to indemnify payers for our failure to meet standards of care, and some of them contain liquidated damages provisions and financial penalties that we must pay if we breach these contracts.

Our failure to meet contractual obligations could also result in substantial actual and consequential financial damages. For example, on January 25, 2018, the MOJ released a report on reoffending statistics for certain offenders who entered probation services during the period October 2015 to March 2016. The report provides statistics for all providers of probation services, including our subsidiary RRP, which is in our WD Services segment. This information is the second data set that is utilized to determine performance payments under the various providers’ transforming rehabilitation contracts with the MOJ, as the actual rates of recidivism are compared to benchmark rates established by the MOJ. Performance payments and penalties are linked to two separate measures of recidivism - the binary measure and the frequency measure. The binary measure defines the percentage of offenders within a cohort, formed quarterly, who reoffend in the following 12 months. The frequency measure defines the average number of offenses committed by reoffenders within the same 12-month measurement period. The performance for the frequency measure for most providers has been below the benchmarks established by the MOJ. As a result, RRP could be required to make payments to the MOJ and the amounts of such payments could be material. The amount of potential payments to the MOJ, if any, under RRP’s contracts with the MOJ cannot be estimated at this time, as the MOJ is reviewing the data to understand the underlying reasons for the increase in certain rates of recidivism and other factors that could impact the contractual measure.

Any acquisition or integration that we undertake could disrupt our business, not generate anticipated results, dilute stockholder value or have a material adverse impact on our operating results.

We endeavor to ensure our acquisition strategy and alignment of resources serves to enhance shareholder value, which could result in changes to our strategy or to the way in which we deploy resources across Providence. We have made, and anticipate that we will continue to make, acquisitions. The Company typically incurs costs related to acquisitions and integrations, including third-party costs, whether or not the acquisition or integration is completed, which can have a material adverse impact on our operating results. The success of an acquisition depends in part on our ability to integrate an acquired company into our business operations. Integration of any acquired companies will place significant demands on our management, systems, internal controls and financial and physical resources. This could require us to incur significant expense for, among other things, hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our financial results.

There can be no assurance that the companies acquired will generate income or incur expenses at the historical or projected levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

We continually review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer prospects for growth. In connection with our acquisition strategy, we could issue stock that would dilute existing stockholders’ percentage ownership, or we could incur or assume substantial debt or contingent liabilities. Acquisitions involve numerous risks, including, but not limited to, the following:

•	challenges and unanticipated costs assimilating the acquired operations;

•	known and unknown legal or financial liabilities associated with an acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with customers;

•	entering markets in which we have limited or no experience;

•	potential loss of key employees of purchased organizations;

•	incurrence of excessive leverage in financing an acquisition;

•	failure to maintain and renew contracts and other revenue streams of the acquired business;

•	costs associated with litigation or other claims arising in connection with the acquired company;

•	unanticipated operating, accounting or management difficulties in connection with an acquisition; and

•	dilution to our earnings per share.

We cannot assure you that we will be successful in overcoming problems encountered in connection with any acquisition or integration and our inability to do so could disrupt our operations and adversely affect our business. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

We may be unable to realize the benefits of any strategic initiatives that are adopted by the Company.

From time to time we may launch strategic initiatives in order to enhance shareholder value. For example, in 2017, NET Services pursued a strategic initiative to enhance member satisfaction and drive greater operational efficiencies. The implementation of the initiative is expected to be substantially completed by the end of 2018. Also in 2017, in order to build upon its leadership position in the UK employment services industry, enhance client satisfaction and drive greater operational efficiencies, WD Services substantially completed the Ingeus Futures program. In addition, we are actively evaluating the optimal industry sectors, such as the non-emergency medical transportation industry and others in which businesses complementary to our NET Services business operate, around which to focus our go-forward merger and acquisition activity, in an attempt to direct our capital towards those areas most likely to drive long-term value creation and generate the highest levels of return for our shareholders. The outcome of this active evaluation may impact the extent and manner in which we deploy resources across Providence, including strategic and administrative resources between Corporate and Other and our operating segments. There can be no assurance as to whether any strategic initiatives will be adopted as a result of this evaluation, and the outcome of any current or future strategic initiatives is uncertain.

Our investments in any joint ventures and unconsolidated entities could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We currently hold a noncontrolling interest in Matrix, which constitutes 24.0% of our consolidated assets. We do not have unilateral power to direct the activities that most significantly impact such business’ economic performance. Our future growth may depend, in part, on future similar arrangements, any of which could be material to our financial condition and results of operations. These arrangements involve risks not present with respect to our wholly-owned subsidiaries, which may negatively impact our financial condition and results of operations or make the arrangements less successful than anticipated, including the following:

•
we may be unable to take actions that we believe are appropriate but are opposed by our joint venture partners under arrangements that require us to cede or share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the business or the making of additional capital contributions for the benefit of the business;

•	our joint venture partners may take actions that we oppose;

•	we may be unable to sell or transfer our interest in a joint venture to a third party if we fail to obtain the prior consent of our joint venture partners;

•
our joint venture partners may become bankrupt or fail to fund their share of required capital contributions, which could adversely impact the joint venture or increase our financial commitment to the joint venture;

•
our joint venture partners may have business interests or goals with respect to a business that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the business;

•
disagreements with our joint venture partners could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the business, including the delay of important decisions until the dispute is resolved; and

•	we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.

We derive a significant amount of our revenues from a few payers, which puts our financial condition and results of operations at risk. Any changes in the funding, financial viability or our relationships with these payers could have a material adverse impact on our financial condition and results of operations.

We generate a significant amount of the revenues in our segments from a few payers under a small number of contracts. For example, for the years ended December 31, 2017, 2016 and 2015, we generated 46.7%, 47.9% and 54.6%, respectively, of our consolidated revenue from ten payers. Additionally, five payers related to NET Services represented, in the aggregate, 36.1%, 35.6% and 39.2%, respectively, of NET Services revenue for the years ended December 31, 2017, 2016 and 2015. A single payer related to WD Services represented 27.1%, 28.9% and 40.0% of our WD Services revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, a single payer related to Matrix represented 30.9%, 27.8% and 31.1% of Matrix revenue for the years ended December 31, 2017, 2016 and 2015, respectively. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payers could increase the impact that any such risks would have on our revenue and results of operations.

If we fail to estimate accurately the cost of performing certain contracts, we may experience reduced or negative margins.

During 2017, 2016 and 2015, 77.9%, 78.3% and 83.6% of our NET Services revenue, respectively, was generated under capitated contracts with the remainder generated through FFS and flat fee contracts. WD Services also provides services under FFS and flat fee contracts. Under most of NET Services’ capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which take into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payer, actuarial work performed in-house as well as by third party actuarial firms and actuarial analysis provided by the payer. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all. Under our FFS contracts, we receive fees based on our interactions with government-sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. Our risk relating to these contracts is that our client population is not large enough to cover our fixed costs, such as rent and overhead. Our FFS contracts are not reimbursed on a cost basis and therefore, if we fail to estimate our costs accurately, we may experience reduced margins or losses on these contracts. Revenue under certain contracts may be adjusted prospectively if client volumes are below expectations. If the Company is unable to adjust its costs accordingly, our profitability may be negatively impacted. In addition, certain contracts with state Medicaid agencies are renewable at the state’s option without an adjustment to pricing terms. If such renewed contracts require us to incur higher costs, including inflation or regulatory changes, than originally anticipated, our results of operations and financial condition may be adversely affected.

In WD Services, we often provide services to a client based on a unit price for delivery of a service or achievement of a defined outcome.  If we fail to estimate costs accurately, we may have minimal ability to change the unit price to ensure profitability. While we may be able to alter our cost structure to reflect lower than anticipated volumes and other changes in service needs, there are certain fixed costs which are difficult to alter while still ensuring we can meet our contractual obligations.  Further, many contracts require us to undertake significant onboarding projects, including making redundancies and changes to properties and IT.  If we fail to anticipate the cost of these change programs, we may be unable to recover startup costs throughout the life of the contract. During the fourth quarter of 2016, WD Services recorded asset impairment charges of $19.6 million, which related, in part, to lower revenue and unanticipated costs for a recent contract. If WD Services continues to experience lower than expected volumes and unfavorable service mix shifts, it could result in additional impairment charges. For more information on the risks related to impairment of goodwill, see “Risk Factors—Risks Related to Our Business—Our reported financial results could suffer if there is an impairment of long-lived assets.”

We may incur costs before receiving related revenues, which could impact our liquidity.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include leasing office space, purchasing office equipment, instituting information technology systems, development of supply chains, hiring personnel and releasing certain personnel. As a result, in certain contracts where the government does not fund program start-up costs, we may be required to make significant investments before receiving any related contract payments or payments sufficient to cover start-up costs. For example, WD Services incurred start-up costs in 2017 related to the UK’s Work and Health Programme, and in 2016 related to the offender rehabilitation program in the UK and start-up costs in France. In addition, payments due to us from payers may be delayed due to billing cycles or as a result of failures to approve government budgets in a timely manner, which may adversely affect our liquidity. Moreover, any resulting mismatch in expenses and revenue, especially under FFS arrangements, could be exacerbated if we fail either to invoice the payer correctly or to collect our fee in a timely manner. Such amounts may exceed our available cash, and any resulting liquidity shortages may require additional financing, which may not be available on satisfactory terms, or at all. This could have a material adverse impact on our ongoing operations and our financial position.

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

We face risks related to attracting and retaining qualified employees and labor relations.

Our success depends to a significant degree on our ability to identify, attract, develop, motivate and retain highly qualified and experienced professionals who possess the skills and experience necessary to deliver high-quality services to our clients, with the continued contributions of our senior management being especially critical to our success. Our objective of providing the highest quality of service to our clients is a significant consideration when we evaluate the education, experience and qualifications of potential candidates for employment as direct care and administrative staff. A portion of our staff are professionals with requisite educational backgrounds and professional certifications. These employees are in great demand and are likely to remain a limited resource for the foreseeable future.

Our ability to attract and retain employees with the requisite experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. In particular, we are currently seeking to fill several key management positions in our NET Services business, and we expect to continue to need to attract key employees to support the growth of our businesses. Some of the companies with which we compete for experienced personnel may have greater financial, technical, political and marketing resources, name recognition and a larger number of clients and payers than we do, which may prove more attractive to employment candidates. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management, including the appointment of a new chief executive officer for the Company (as our chief executive officer terminated his role during the fourth quarter of 2017) and the transition of several key management positions, including the chief technology officer, in our NET Service business, our ability to execute short and long-term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

In addition, our businesses rely on maintaining strong relationships with our employees and avoiding labor disputes. Certain of our UK employees are members of the NAPO and Unison unions and certain of our employees in France are members of the Confederation Generale du Travail. Unionized employees in both countries have collective bargaining rights. Participation in unions is confidential under European employment laws. While we believe we have good relationships with our employees, both unionized and non-unionized, in the U.S. and internationally, including the unions that represent some of our employees, a work stoppage due to our failure to renegotiate union contracts or for other reasons could have a significant negative effect on us. In addition, should additional portions of our workforce be subject to collective bargaining agreements, this could result in increased costs of doing business as we may be subject to mandatory, binding arbitration of labor scheduling, costs and standards and we may therefore have reduced operating flexibility.

We may have difficulty successfully completing divestitures or exiting businesses.

As demonstrated in 2017 with the sale of our interests in Mission Providence Pty Ltd to Konekt Limited, in 2016 with the Matrix Transaction and in 2015 with the Human Services Sale, we may dispose of all or a portion of our investments or exit businesses based on a variety of factors, including availability of alternative opportunities to deploy capital or otherwise maximize shareholder value as well as other strategic considerations. A divestiture or business termination could result in difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees and customers. A divestiture or business termination may be subject to the satisfaction of pre-closing conditions as well as to obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the disposition or business termination, whether or not the disposition or business termination has been publicly announced. A divestiture or business termination may also involve continued financial involvement in the divested assets and businesses, such as indemnities or other financial obligations, including continuing obligations to employees, in which the performance of the divested assets or businesses could impact our results of operations. From time to time the Company guarantees the contractual payment or performance obligations of its segments. An inability to obtain waiver or termination of such guarantees may prevent us from completing a disposition or business termination, or may result in continued financial involvement in divested assets and businesses. Further, such divestitures may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. Any sale of our assets could result in a loss on divestiture. Any of the foregoing could adversely affect our financial condition and results of operations.

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

In addition, we have provided certain indemnifications in connection with the Human Services Sale in 2015 and the Matrix Transaction in 2016. To the extent we choose to divest other operations of our businesses in the future, we expect to provide certain indemnifications in connection with these divestitures. We may face liabilities in connection with these current or future indemnification obligations that may adversely affect our consolidated results of operation, financial condition and cash flows. We have entered into a settlement with Molina Healthcare Inc. (“Molina”), the purchaser of our former Human Services segment, regarding the settlement of certain potential indemnification claims. As of December 31, 2017, the accrual is $15.0 million with respect to an estimate of loss for such potential indemnification claims.  Litigation is inherently uncertain, and the losses incurred in the event that the legal proceedings related to such claims were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance. For more information on these potential indemnification obligations, see Note 18, Commitments and Contingencies, to our consolidated financial statements.

Our success depends on our ability to compete effectively in the marketplace.

We compete for clients and for contracts with a variety of organizations that offer similar services. Many organizations of varying sizes compete with us, including local not-for-profit organizations and community-based organizations, larger companies, organizations that currently provide or may begin to provide similar NET management services (including transportation network companies like Uber and Lyft), and large multi-national corporations that currently provide or may begin to provide workforce development services and CHA providers. Some of these companies may have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients or payers than we do. In addition, some of these companies offer more services than we do. To remain competitive, we must provide superior services and performance on a cost-effective basis to our customers.

The market in which we operate is influenced by technological developments that affect cost-efficiency and quality of services, and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services that address these changing needs and to provide technology needed to deliver these services on a cost-effective basis. Our competitors may better utilize technology to change the way services in our industry are designed and delivered and they may be able to provide our customers with different or greater capabilities than we can provide, including better contract terms, technical qualifications, price and availability of qualified professional personnel. In addition, new or disruptive technologies and methodologies by our competitors may make our services uncompetitive.

In conjunction with our initiatives to improve cost-efficiency, we incur substantial costs to develop technology, which may not ultimately serve our business purposes or lower costs. For example, in 2016, WD Services incurred a write-off of in-process technology of $3.1 million related to our legal offender rehabilitation services, as it was determined the system would not meet our business needs. As of December 31, 2017, NET Services has incurred $11.9 million of development in progress costs related to its LCAD NextGen technology system, which is a critical component of its initiative to progress towards an industry-leading call center and reservation scheduling platform, improve member communication, accessibility, and satisfaction, optimize the utilization of our extensive network of transportation providers and build the foundation for additional analytical capabilities.

The system has not been placed into service, and a review of the project is ongoing. In addition, we made a cost-method investment of $3.0 million during 2017, in Circulation, a technology-based transportation services provider.

We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of or failure to gain clients or payers, any of which could have a material adverse effect on our operating results. Our business may also be adversely affected by the consolidation of competitors, which may result in increased pricing pressure or negotiating leverage with payers, or by the provision of our services by payers or clients directly, including through the acquisition of competitors.

We may be adversely impacted by inadequacies in, or security breaches of, our information technology systems.

Our information technology systems are critically important to our operations and we must implement and maintain appropriate and sufficient infrastructure and systems to support growth and business processes. We provide services to individuals, including services that require us to maintain sensitive and personal client information, including information relating to their health, social security numbers and other identifying data. Therefore, our information technology systems store client information protected by numerous federal, state and foreign regulations. We also rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all other functions, including our marketing, sales, logistics, customer service, accounting and administrative functions. Further, our systems include interfaces to third-party stakeholders, often connected via the Internet. In addition, certain of our services or information related to our services are carried out or hosted within our customers’ IT systems, and any failure or weaknesses in their IT systems may negatively impact our ability to deliver the services, for which we may not receive relief from contractual performance obligations or compensation for services provided. As a result of the data we maintain and third-party access, we are subject to increasing cybersecurity risks. The nature of our business, where services are often performed outside a secured location, adds additional risk.

If we do not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, our business or financial results could be negatively impacted. Furthermore, computer hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks and our information technology systems may be vulnerable to material security breaches (including the access to or acquisition of customer, employee or other confidential data), cyber-based attacks or other material system failures. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to implement adequate preventative measures sufficient to prevent a breach of our systems and protect sensitive data. Any breach of our data security could result in an unauthorized release or transfer of customer or employee information, or the loss of valuable business data or cause a disruption in our business. A failure to prevent, detect and respond in a timely manner to a major breach of our data security or to other cybersecurity threats could result in system disruption, business continuity issues or compromised data integrity. These events or any other failure to safeguard personal data could give rise to unwanted media attention, damage our reputation, damage our customer relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach. If we are unable to prevent material failures, our operations may be impacted, and we may suffer other negative consequences such as reputational damage, litigation, remediation costs, a requirement not to operate our business until defects are remedied or penalties under various data privacy laws and regulations, any of which could detrimentally affect our business, financial condition and results of operations.

Failure to protect our client’s privacy and confidential information could lead to legal liability, adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

We retain confidential information in our computer systems, including personal information about our customers, such as names, addresses, phone numbers, email addresses, identification numbers and payment account information. Malicious cyber attacks to gain access to personal information affect many companies across various industries, including ours. Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. An increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our systems that results in the disclosure of personally identifiable customer or employee information or inadvertent disclosure of any clients’ personal information could damage our reputation, deter people from using our services, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses. In addition, data breaches impacting other companies, such as our vendors, may allow cybercriminals to obtain personally identifiable information about our customers. Cybercriminals may then use this information to, among other things, attempt to gain unauthorized access to our customers’ accounts, which could have a material adverse effect on our reputation, business, results of operations or financial condition.

Failure to maintain or to develop further reliable, efficient and secure information technology systems would be disruptive to our operations and diminish our ability to compete and grow our business successfully.

We are highly dependent on efficient and uninterrupted performance of our information technology and business systems. These systems quote, process and service our business, and perform financial functions necessary for pricing and service delivery. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. Additionally, our ability to integrate our systems with those of our clients is critical to our success. Our information systems rely on the commitment of significant financial and managerial resources to maintain and enhance existing systems as well as develop and create new systems to keep pace with continuing changes in information processing technology or evolving industry and regulatory requirements. However, we still rely on manual processes and procedures, including accounting, reporting and consolidation processes that may result in errors and may not scale proportionately with our business growth.

A failure or delay to achieve improvements in our information technology platforms could interrupt certain processes or degrade business operations and could place us at a competitive disadvantage. If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our services and grow our business and account for transactions in an appropriate and timely manner, which could have an adverse effect on our business, financial condition and results of operations.

There are risks associated with our international operations that are different from the risks associated with our operations in the U.S., and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations.

We have operation centers in Australia, Canada, France, Germany, Saudi Arabia, Singapore, South Korea, Switzerland, the UK and the U.S. and a noncontrolling interest in a joint venture in Spain. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	political or economic instability;

•	changes in governmental regulation or taxation;

•	currency exchange fluctuations;

•	difficulties and costs of staffing and managing operations in certain foreign countries, including potential pension and social plan liabilities;

•	work stoppages or other changes in labor conditions; and

•	taxes and other restrictions on repatriating foreign profits back to the U.S.

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

Our results of operations will continue to fluctuate due to seasonality.

NET Services operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. Due to higher demand in the summer months and lower demand in the winter months, coupled with a primarily fixed revenue stream based on a per-member, per-month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter season. WD Services typically does not experience seasonal fluctuations in operating results. However, volatility in revenue and earnings is common in the case of WD Services due to the timing of commencement and expiration of certain major contracts as well as fluctuations in referrals provided by its customers.

Our reported financial results could suffer if there is an impairment of long-lived assets.

Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit. As a result of our growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors or in the climate of our business, (3) unanticipated competition, (4) an adverse action or assessment by a regulator or (5) a significant decline in our stock price. In the fourth quarter of 2016, we recorded asset impairment charges of $19.6 million related to WD Services and an asset impairment of $1.4 million for Corporate and Other related to the sale of a building, as discussed below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates”. As of December 31, 2017, the carrying value of goodwill, intangibles and property and equipment, net is $121.7 million, $43.9 million and $50.4 million, respectively. In addition, property and equipment as of December 31, 2017 includes $13.4 million of construction and development in progress, primarily related to NET Services’ LCAD NextGen technology system, as discussed above. We continue to monitor the carrying value of these long-lived assets. Any future impairment charges could have a material adverse impact on our results of operations and financial position.

Our use of a reinsurance program and insurance programs to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business.

We reinsured a substantial portion of our automobile, general liability, professional liability and workers’ compensation insurance policies through May 15, 2017. Upon renewal of the policies, we made the decision to no longer reinsure these risks, although we continue to resolve claims under the historical policy years. Through February 15, 2011, one of our subsidiaries also insured certain general liability, automobile liability, and automobile physical damage coverage for independent third-party transportation providers. In the event that actual reinsured losses increase unexpectedly and substantially exceed actuarially determined estimated reinsured losses under the program, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations.

In addition, under our current insurance policies, we are subject to deductibles, and thus retain exposure within these limits. In the event that actual losses within our deductible limits increase unexpectedly and substantially exceed our expected losses, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations.

As the availability to us of certain traditional insurance coverage diminishes or increases in cost, we will continue to evaluate the levels and types of insurance coverage we include in our reinsurance and self-insurance programs, as well as the deductible limits within our traditional insurance programs. Any increase to these reinsurance and self-insurance programs or increases in deductible limits increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations.

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

Regulatory Risks

Our U.S. Healthcare Segments conduct business in a heavily regulated healthcare industry. Compliance with existing Laws is costly, and changes in Laws or violations of Laws may result in increased costs or sanctions that could reduce our segments’ revenue and profitability.

The U.S. healthcare industry is subject to extensive federal and state Laws relating to, among other things:

•	professional licensure;

•	conduct of operations;

•	addition of facilities, equipment and services, including certificates of need;

•	coding and billing related to our services; and

•	payment for services.

Both federal and state government agencies have increased coordinated civil and criminal enforcement efforts related to the healthcare industry. Regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. The Patient Protection and Affordable Care Act, as well as the anticipated attempts to repeal all or portions of those laws by the President and Congress, has also introduced some degree of regulatory uncertainty as the industry does not know how the changes it introduced or changes to it will affect many aspects of the industry. Medicare and Medicaid anti-fraud and abuse laws prohibit certain business practices and relationships related to items and services reimbursable under Medicare, Medicaid and other governmental healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program. Federal and state Laws prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare and Medicaid. Our U.S. Healthcare Segments have implemented compliance policies to help assure their compliance with these regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require such segments to make changes in their facilities, equipment, personnel, services or the manner in which they conduct our business.

Changes in budgetary priorities of the government entities that fund the services our segments provide could result in our segments’ loss of contracts or a decrease in amounts payable to them under their contracts.

Our segments’ revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies. All of these contracts are subject to legislative appropriations and state or national budget approval. The availability of funding under NET Services’ contracts with state governments is dependent in part upon federal funding to states. Changes in Medicaid methodology may further reduce the availability of federal funds to states in which our U.S. Healthcare Segments provide services. The President of the United States and Congress have proposed various changes to the Medicaid program, including considering converting the Medicaid program to a block grant format or capping the federal contribution to state Medicaid programs to a fixed amount per beneficiary. The Centers for Medicare and Medicaid Services (“CMS”) has the ability to grant waivers to states relative to the parameters of their Medicaid programs. Such changes, individually or in the aggregate could have a material adverse effect on our U.S. Healthcare Segments operations.

Among the alternative Medicaid funding approaches that states have explored are provider assessments as tools for leveraging increased Medicaid federal matching funds. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which were historically required to be imposed uniformly across classes of providers within the state, except that such taxes only applied to Medicaid health plans.

Changes to provider assessment opportunities, the Medicaid programs in states in which our U.S. Healthcare Segments operate or in the structure of the federal government’s support for those programs can impact the amount of funds available in the programs our U.S. Healthcare Segments support. Such segments cannot make any assurances that these Medicaid changes will not negatively affect the funding under their contracts. As funding under U.S. Healthcare Segments’ contracts is dependent in part upon federal funding, such funding changes could have a significant effect upon such segments’ businesses.

Currently, many of the U.S. states and overseas countries in which our segments operate are facing budgetary shortfalls or changes in budgetary priorities. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue.

Likewise, in many of the overseas countries addressed by WD Services, particularly the UK, a continued focus following the global financial crisis on austerity measures to reduce national and local budget deficits could lead to further spending cuts or changes to welfare arrangements. This may make availability of funding for outsourcing of such services more difficult to obtain from relevant government departments, which may lead to more challenging terms and conditions, including pressure on prices or volumes of services provided.

In the UK, the low unemployment rate has led to a change in the government prioritizing employability services, and a consequent reduction in scale of the Work and Health Programme, the successor program to the Work Programme. While we have the ability to alter a portion of our cost structure to reflect the decreasing volume of these contracts during their term, there may be significant redundancy costs and management time additionally invested to reflect these changes, particularly if programs are discontinued.

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

Our WD Services segment has operations in many countries in Europe, and internationally, and these operations have access to significant amounts of sensitive personal information about individuals. In Europe, these operations are subject to European and national data privacy legislation which imposes significant obligations on data processors and controllers with respect to such personal information. Similar regimes exist in other WD Service jurisdictions such as Australia, Canada and South Korea. Some countries, such as Spain, France and Germany, have particularly strong privacy laws which impose even greater obligations on people handling personal information. Data protection and privacy law within the EU is changing effective May 25, 2018, from which date the EU General Data Protection Regulation (“GDPR”) must be complied with. Amongst other changes the GDPR brings about an increase in the potential fines for certain breaches of the GDPR, of up to the higher of 4% of an undertaking’s global turnover or €20,000,000. In addition to fining powers, data protection authorities in Europe have significant powers to require organizations that breach regulations to put in place measures to ensure that such breaches do not occur again, and require businesses to stop processing personal information until the required measures are in place. Such orders could significantly impact our business given that we are required to handle personal information as part of our service delivery model. The GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

Our segments could be subject to actions for false claims or recoupment of funds pursuant to certain audits if they do not comply with government coding and billing rules, which could have a material adverse impact on our segments’ operating results.

If our segments fail to comply with federal and state documentation, coding and billing rules, our segments could be subject to criminal or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could have a material adverse impact on our segments’ operating results. In billing for our segments’ services to third-party payers, our segments must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and industry practice. In the U.S., failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed or under various state statutes which prohibit the submission of false claims for services covered. Compliance failure could further result in criminal liability under various federal and state criminal or civil statutes. Our segments may be subject to audits conducted by our clients or their proxies that may result in recoupment of funds. In addition, our segments’ clients may be subject to certain audits that may result in recoupment of funds from our clients that may, in turn, implicate our segments’ services. Our segments’ businesses could be adversely affected in the event such an audit results in negative findings and recoupment from or penalties to their customers.

Our segment contracts are subject to stringent claims and invoice processing regimes which vary depending on the customer and nature of the payment mechanism. Government entities in the U.S. may take the position that if a transport cannot be matched to a healthcare event, or is conducted inconsistently with contractual, regulatory or even policy requirements, payment for such transport may be recouped by such customer. Under European procurement legislation which has been implemented in each EU member state, any conviction for fraud can result in a ban from participating in public procurement tenders for up to five years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority. This could significantly affect our business given that most of our customers in Europe are governmental organizations. Any such breaches or deficiencies in paperwork associated with billing may also be subject to contractual clawback regimes and penalties, which can be enforced many years after the revenue has been paid by the relevant authority.

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

Our segments’ business could be subject to civil penalties and loss of business if we fail to comply with applicable bribery, corruption and other regulations governing business with governments.

Our U.S. Healthcare Segments are subject to the federal Anti-Kickback Statute, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by a federally funded healthcare program. Any of our U.S. Healthcare Segments’ financial relationships with healthcare providers will be potentially implicated by this statute to the extent Medicare or Medicaid referrals are implicated. Violations of the Anti-Kickback Statute could result in substantial civil or criminal penalties, including criminal fines of up to $25,000 per violation, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law of up to $50,000 per violation, plus three times the remuneration involved, civil penalties under the False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicaid and Medicare programs. Any such penalties could have a significant negative effect on our U.S. Healthcare Segments’ operations. Furthermore, the exclusion, if applied to such segments, could result in significant reductions in our revenues, which could materially and adversely affect such segments’ businesses, financial condition and results of their operations. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute with similar penalties.

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

As of December 31, 2017, our WD Services segment operated in the U.S and 10 countries outside the U.S. Each of these countries has its own national and municipal laws and regulations, and some countries such as Australia, Germany and Switzerland, have both federal and state regulations. In the UK, certain law making powers are being devolved to Scotland, Wales and Northern Ireland. These laws can differ significantly from country to country. In addition, in Europe, countries (including the UK) are subject to European Union (“EU”) laws and rules. We have implemented compliance policies to help assure our compliance with these laws and regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services or the manner in which we conduct our business.

Our segments’ businesses could be adversely affected by future legislative changes that hinder or reverse the privatization of non-emergency transportation services or workforce development services.

The market for certain of our segments’ services depends largely on government sponsored programs. These programs can be modified or amended at any time. Moreover, part of our growth strategy includes aggressively pursuing opportunities created by government initiatives to privatize the delivery of non-emergency transportation services and workforce development services. However, there are opponents to the privatization of these services and, as a result, future privatization is uncertain. In the UK, opposition to the government’s outsourcing of the services provided by WD Services to private companies may increase in light of recent events in the UK, including the liquidation of the UK government contractor Carillion plc. In 2017, legislation was proposed in the U.S. Congress, but not passed, which would reduce or eliminate certain non-emergency medical transportation services provided by NET Services as a required Medicaid benefit. If additional privatization initiatives are not proposed or enacted, or if previously enacted privatization initiatives are challenged, repealed or invalidated, there could be a material adverse impact on our segments’ operating results.

Our business could be adversely affected by the referendum on the UK’s exit from the European Union.

On June 23, 2016, the UK held a referendum in which eligible persons voted in favor of a proposal that the UK leave the EU, also known as “Brexit”. The result of the referendum increases political and economic uncertainty in the UK for the foreseeable future, in particular during any period where the terms of any UK exit from the EU are negotiated. In turn, Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future payers and employees, which could have an adverse effect on our financial results, operations and prospects, including being adversely affected in ways that cannot be anticipated at present. The impact of Brexit on our business is not yet clear, and will depend on any agreements the UK makes to retain access to EU markets. Such agreements could potentially disrupt and/or destabilize the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. The terms of any UK exit from the EU could generate restriction on the movement of capital and the mobility of personnel. Depending on the outcome of negotiations between the UK and the European Union regarding the terms of Brexit (which will be negotiated over a period which may extend at least until March 2019), we may decide to alter the group’s European operations to respond to new business, legal, regulatory, tax and trade environments that may result. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace, modify or replicate.

Following the referendum, there was significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to the British pound and other currencies may adversely affect our results of operations as we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. For the year ended December 31, 2017, revenue denominated in British pound represented 11.6% of our revenue.

Brexit may also create global economic uncertainty, which may cause our payers to closely monitor their costs and reduce their spending budget on our services. Additionally, changes in governmental personnel may impact our current relationships with our payers. Any of these effects and the uncertainties of Brexit, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition, future growth and cash flows.

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

If our U.S. Healthcare Segments fail to comply with physician self-referral laws, to the extent applicable to our operations, they could experience a significant loss of reimbursement revenue.

Our U.S. Healthcare Segments may be subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship and billing for services provided pursuant to such referrals if any occur. Violation of these federal and state laws and regulations, to the extent applicable to our U.S. Healthcare Segments’ operations, may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from Medicaid and Medicare programs. To the extent such segments do maintain such financial relationships with physicians, they rely on certain exceptions to self-referral laws that they believe will be applicable to such arrangements. Any failure to comply with such exceptions could result in the penalties discussed above.

As government contractors, our segments are subject to an increased risk of litigation and other legal actions and liabilities.

As government contractors, our segments are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities that are not as frequently experienced by companies that do not provide government sponsored services. Companies providing government sponsored services can also become involved in public inquiries which can lead to negative media speculation or potential cancellation or termination of contracts. In WD Services in Europe, European procurement regulations in force in each European Union member state require public procurement authorities to impose a ban from participating in public procurement tenders for up to five years, or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority, where companies are found guilty of fraud or certain other criminal offenses. Authorities can also exercise their discretion to blacklist companies for up to two years where they believe they have been involved in acts of gross misconduct or until the organization in question has put in place “self clean” measures to the satisfaction of the procuring authority. The occurrence of any of these actions, regardless of the outcome, could disrupt our operations and result in increased costs, and could limit our ability to obtain additional contracts in other jurisdictions. Further, government tenders in the U.S., the European Union and other countries can be subject to challenge where the procurer has not followed the correct processes, or where they seek to make material amendments to contracts after award. Consequently, it can be very difficult to convince government customers to amend their contracts, even where circumstances have changed significantly, because they are concerned that if challenged they may have to re-procure the entire service. This can pose significant risks in terms of cost management and profitability.

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

Our segments’ businesses depend on their ability to successfully perform under various government funded contracts. Under the terms of these contracts, payers, government agencies or their proxy contractors can review our segments’ compliance or performance, as well as our segments’ records and general business practices at any time, and may, in their discretion:

•	suspend or prevent our segments from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•	terminate or modify our segments’ existing contracts;

•	reduce the amount our segments are paid under our existing contracts; or

•	audit and object to our segments’ contract related fees.

Any increase in the number or scope of audits could increase our segments’ expenses, and the audit process may disrupt the day-to-day operations of our segments’ businesses and distract their management. If payers have significant audit findings, or if they make material modifications to our segments’ contracts, it could have a material adverse impact on our segments’ results of operations.

Contract profitability may decline due to actions by governmental agencies or penalties that are based on government generated statistical information that may not be known to us in advance.

WD Services’ operating costs and profitability may be significantly impacted by actions required by a government agency, such as the availability of information systems maintained by the government to streamline enrollment into our service programs. Government generated performance statistics, such as the MOJ reoffending report, may not be known to us prior to its release by the government agencies. WD Services may be subject to penalties that are based on such government generated statistics, and we could be required to make material payments, the amounts of which we may not be able to estimate and which could have an adverse effect on our financial condition and results of operations.

In addition, certain contracts may require that we hire former government employees, in relation to offering our service programs, or develop new information technology systems which would serve to replace legacy systems operated by the government. Lastly, revenue under certain contracts may be adjusted prospectively if client volumes are below expectations or client profiles change materially, which may also lead to cost or productivity changes. If the Company is unable to adjust its costs accordingly, profitability is negatively impacted.

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

We are subject to income taxation in both the U.S. and 10 foreign countries, including specific states or provinces where we operate. Our overall effective income tax rate is a function of applicable local tax rates and the geographic mix of our income from continuing operations before taxes, which is itself impacted by currency movements. Consequently, the isolated or combined effects of unfavorable movements in tax rates, geographic mix, or foreign exchange rates could reduce our after-tax income.

Our annual tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment and estimation is required in determining our annual income tax expense and in evaluating our tax positions and related matters. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determinations are uncertain or otherwise subject to interpretation. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. In addition, we make judgments regarding the applicability of tax treaties and the appropriate application of transfer pricing regulations. In the event one taxing jurisdiction disagrees with another taxing jurisdiction with respect to the amount or applicability of a particular type of tax, or the amount or availability of a particular type of tax refund or credit, we could experience temporary or permanent double taxation and increased professional fees to resolve such taxation matters. Our determination of our income tax liability is always subject to review by applicable tax authorities, and we have been audited by various jurisdictions in prior years. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from the estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have an adverse effect on our financial condition and the results of our operations.

The Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017, significantly affected U.S. income tax law by changing how the U.S. imposes income tax on multinational corporations. We have recorded in our consolidated financial statements provisional amounts based on our current estimates of the effects of the Tax Reform Act in accordance with our current understanding of the Tax Reform Act and currently available guidance. For additional information regarding the Tax Reform Act and the provisional tax amounts recorded in our consolidated financial statements, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”. The final amounts may be significantly affected by regulations and interpretive guidance expected to be issued by the tax authorities, clarifications of the accounting treatment of various items, our additional analysis, and our refinement of our estimates of the effects of the Tax Reform Act and, therefore, such final amounts may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

A breach of the covenants or restrictions could result in a default under the applicable agreements that govern our indebtedness. Such default may preclude us from drawing from our senior secured credit facility (the “Credit Facility”) or allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that we may incur to which a cross acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

Loss of available financing or an inability to renew, repay or refinance our debt could have an adverse effect on our financial condition and results of operations.

At December 31, 2017, our available credit under the Credit Facility was $188.9 million. The Credit Facility matures on August 2, 2018. If our cash on hand is insufficient, or we are unable to generate sufficient cash flows in the future, to cover our cash flow and liquidity needs and service our debt, we may be required to seek additional sources of funds, including refinancing all or a portion of our existing or future debt, incurring additional debt to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and fund anticipated expenditures. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. If we are unable to obtain additional financing, we may (i) be unable to satisfy our obligations under our outstanding indebtedness, (ii) be unable to pursue future business opportunities or fund acquisitions, (iii) find it more difficult to fund future operating costs, tax payments or general corporate expenditures and (iv) become vulnerable to adverse general economic, capital markets and industry conditions. Any of these circumstances could have a material adverse effect on our financial position, liquidity and results of operations.

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

We may incur substantial additional indebtedness in the future to fund activities including but not limited to share repurchases, acquisitions, cash dividends and business expansion. Any existing and future indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of such indebtedness. Future substantial indebtedness could have other important consequences on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	make it more difficult to renew or enter into new contracts with existing and potential future clients;

•	limit our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;

•	restrict our ability to dispose of assets and use the proceeds from any such dispositions;

•	restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, as well as in government regulation and to our business;

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

Risks Related to Our Capital Stock

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

•	price and volume fluctuations in the overall stock market;

•	market conditions or trends in our industry or the economy as a whole;

•	increased competition in any of our segments, including through insourcing of services by our clients and new entrants to the market;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in tax law; and

•	changes in accounting principles.

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

The Company depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of March 5, 2018, we had 12,866,551 outstanding shares of Common Stock which are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our Common Stock held by or purchased by our affiliates are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

As of March 5, 2018, shares of our convertible preferred stock were convertible into 2,014,042 shares of Common Stock, all of which are subject to registration rights. In addition, as of March 5, 2018, 1,653,755 shares of Common Stock are beneficially owned by entities for which Coliseum Capital Management acts as investment adviser.

In August 2016, we filed a registration statement under the Securities Act to register additional shares of Common Stock to be issued under our equity compensation plans and, as a result, all shares of Common Stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2017, there were stock options outstanding to purchase a total of 606,695 shares of our Common Stock and there were 111,157 shares of our Common Stock subject to restricted stock awards. In addition, 1,938,666 shares of our Common Stock are reserved for future issuances under the plan.

The terms of our Preferred Stock contain restrictive covenants that may impair our ability to conduct business and we may not be able to maintain compliance with the obligations under our outstanding Preferred Stock which could have a material adverse effect on our future results of operations and our stock price.

On February 11, 2015 and March 12, 2015, we issued $65.5 million and $15.8 million, respectively, of Preferred Stock. The terms of the Preferred Stock require us to pay mandatory quarterly dividends, either in cash or through an increase in the stated principal value of such stock. Our ability to satisfy and manage our obligations under our outstanding Preferred Stock depends, in part, on our ability to generate cash flow and on overall financial market conditions. Additionally, the terms of our Preferred Stock contain operating and financial covenants that limit management’s discretion with respect to certain business matters. Among other things, these covenants, subject to certain limitations and exceptions, restrict our ability to incur additional debt, sell or otherwise dispose of our assets, make acquisitions, and merge or consolidate with other entities. As a result of these covenants and restrictions, we may be limited in how we conduct our business, which could have a material adverse effect on our future results of operations and our stock price.

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

We are subject to the reporting and corporate governance requirements, under the listing standards of the NASDAQ Global Select Market (“NASDAQ”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. Being a publicly listed company requires a significant commitment of additional resources and management oversight resulting in increased operating costs. These requirements also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our Board of Directors (“Board”) and its committees and institute more comprehensive compliance and investor relations functions.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected. Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. If a material misstatement occurs in the future, we may fail to meet our future reporting obligations. For example, we may fail to file periodic reports in a timely manner or may need to restate our financial results, either of which may cause the price of our common stock to decline. In addition, our WD Services business is subject to the European Union’s and other countries’ data security and protection laws and regulations, which may make it more difficult for the Company to maintain the records and internal accounting practices necessary to ensure the appropriate operation of our internal controls or to detect corruption or increasing the Company’s costs to maintain appropriate controls.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, contingent obligations, NET Services transportation expense, recoverability of long-lived assets and doubtful accounts. In addition, our foreign operations report their results pursuant to International Financial Reporting Standards, or IFRS, or local accounting standards, which requires judgment to convert into GAAP. Lastly, the implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for the Company beginning January 1, 2018, requires a significant level of judgment and estimation, especially in regards to contingent or success-based payments, such as those prevalent at WD Services. These estimates and judgments affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges or reduce the value of assets that could adversely affect our results of operations, leading to a loss in investor confidence in our ability to manage our business and our stock price could decline.

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

Our principal executive office is located in Stamford, Connecticut, and we lease additional office space in Tucson, Arizona. As of March 2, 2018, NET Services leases space in approximately 40 locations, WD Services leases space in approximately 220 locations, and Matrix leases space in five locations. The lease terms vary and we believe are generally at market rates. We believe that our properties are adequate for our current business needs, and believe that we can obtain adequate space, if needed, to meet our foreseeable business needs.

Item 3.	Legal Proceedings.

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL (the “Haverhill Litigation”). The complaint named Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum Capital Management”) as defendants, and the Company as a nominal defendant. The complaint purported to allege that the dividend rate increase term originally in the Company’s outstanding Preferred Stock was an impermissibly coercive measure that impaired the voting rights of the Company’s stockholders in connection with the vote on the removal of certain voting and conversion caps previously applicable to the Preferred Stock (the “Caps”), and that the Individual Defendants breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s Preferred Stock, and by failing to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint also purported to allege derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and standby agreement with Coliseum Capital Management, and granting Coliseum Capital Management certain stock options. The complaint further alleged that Coliseum Capital Management aided and abetted the Individual Defendants in breaching their fiduciary duties. The complaint sought, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, corporate governance reforms, unspecified damages and other relief.

On August 31, 2015, after arms’ length negotiations, the parties reached an agreement in principle and executed a Memorandum of Understanding (“MOU”) providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The MOU stated that the Defendants had entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule

14A (the “2015 Proxy Statement”), Coliseum Capital Management and certain of its affiliates and the Company entered into an amendment to that certain Series A Preferred Stock Exchange Agreement, by and among Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Blackwell Partners, LLC, and The Providence Service Corporation dated as of February 11, 2015 described in the 2015 Proxy Statement, and the Board agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the Preferred Stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a supplement to the 2015 Proxy Statement. On September 16, 2015, Providence stockholders approved the removal of the Caps. The Company provided notice of the proposed partial settlement to Providence’s stockholders by December 11, 2015. At a hearing on February 9, 2016, the court denied approval of the settlement. The Court indicated that plaintiff’s counsel could petition the Court for a mootness fee, and that defendants would have the opportunity to oppose any such application.

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

On May 20, 2016, the Court granted a six-month stay of the proceeding (which was subsequently extended) to allow a special litigation committee, created by the Board, sufficient time to investigate, review and evaluate the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. On January 20, 2017, the special litigation committee advised the Court that the parties to the litigation and the special litigation committee had reached an agreement in principle to settle all of the claims in the litigation. The parties then entered into a proposed settlement agreement which was submitted to the Court for approval. On September 28, 2017, the Court approved the proposed settlement agreement among the parties that provided for a settlement amount of $10 million less plaintiff’s legal fees and expenses (the “Settlement Amount”), with 75% of the Settlement Amount to be paid to the Company and 25% of the Settlement Amount to be paid to holders of the Company’s Common Stock other than certain excluded parties. On November 16, 2017, the Company, as a nominal defendant, received a payment of $5.4 million from the Settlement Amount.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Common Stock, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our Common Stock. As of March 5, 2018, there were 22 holders of record of our Common Stock. The following table sets forth the high and low sales prices per share of our Common Stock for the period indicated, as reported on NASDAQ Global Select Market:

	High	Low
2017
Fourth Quarter	$60.59	$53.84
Third Quarter	$54.99	$49.77
Second Quarter	$47.47	$43.73
First Quarter	$41.80	$37.65

2016
Fourth Quarter	$49.97	$34.89
Third Quarter	$50.30	$43.01
Second Quarter	$53.38	$43.77
First Quarter	$55.28	$42.03

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, NASDAQ Health Services Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2012.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under Program (2) (in thousands)
Fourth quarter:
October 1, 2017 to October 31, 2017	—	$—	—	$69,640
November 1, 2017 to November 30, 2017	247	$56.74	—	$69,640
December 1, 2017 to December 31, 2017	181,714	$58.27	180,270	$59,137
Total	181,961	$58.26	180,270

(1)
Includes (i) shares that were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock awards; and (ii) the repurchase of shares under the repurchase program authorized by the Board on November 2, 2017. For more information on these repurchases, see Note 11, Stockholders’ Equity, to our consolidated financial statements.

(2)
On October 26, 2016, our Board authorized a new repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s Common Stock during the twelve-month period following October 26, 2016. Through October 26, 2017, a total of 770,808 shares were purchased through this plan for $30.4 million, excluding commission payments.

On November 2, 2017, our Board approved the extension of the Company’s prior stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Purchases under the repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of the Company’s officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements. As of December 31, 2017, a total of 180,270 shares were purchased through the extended plan approved on November 2, 2017, for $10.5 million, excluding commission payments. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources”.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2017 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	606,695	$48.70	1,938,666
Equity compensation plans not approved by security holders	—	—	—
Total	606,695	48.70	1,938,666

(1)
The number of shares shown in column (b) represents the number of shares available for issuance pursuant to stock options and other stock-based awards that could be granted in the future under the Company’s 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”).

Item 6.	Selected Financial Data.

We have derived the following selected financial data from the consolidated financial statements and related notes. The information set forth below is not necessarily indicative of future results. This information should be read in conjunction with our consolidated financial statements and the related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all of which are included elsewhere in this Annual Report on Form 10-K.

Significant transactions which occurred during the periods presented include the acquisition of Ingeus effective May 30, 2014, which primarily comprises our WD Services segment, the investment in Mission Providence, a joint venture in Australia, which commenced operations in 2014 but was sold on September 29, 2017, and our equity interest in Matrix effective October 19, 2016. Matrix, which was originally acquired on October 23, 2014, comprised our HA Services segment through October 19, 2016. The operations of HA Services and Human Services, which was sold effective November 1, 2015, have been presented as discontinued operations for all periods presented.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(1)(2)(3)(4)(8)(9)	(3)(5)(6)(8)(9)	(7)(8)(9)(11)	(8)(10)(11)
	(dollars and shares in thousands, except per share data)
Statement of operations data:
Service revenue, net	$1,623,882	$1,578,245	$1,478,010	$1,092,880	$798,766

Operating expenses:
Service expense	1,489,044	1,452,110	1,381,154	988,600	736,669
General and administrative expense	72,336	69,911	70,986	44,080	25,590
Asset impairment charge	—	21,003	—	—	—
Depreciation and amortization	26,469	26,604	23,998	17,213	9,331
Total operating expenses	1,587,849	1,569,628	1,476,138	1,049,893	771,590
Operating income	36,033	8,617	1,872	42,987	27,176
Non-operating expense:
Interest expense, net	1,278	1,583	1,853	10,224	6,921
Other income	(5,363)	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	525
Equity in net (gain) loss of investees	(12,054)	10,287	10,970	—	—
Gain on sale of investment	(12,377)	—	—	—	—
Loss (gain) on foreign currency transactions	345	(1,375)	(857)	(37)	—
Income (loss) from continuing operations, before income taxes	64,204	(1,878)	(10,094)	32,800	19,730
Provision for income taxes	4,401	17,036	14,583	8,289	6,625
Income (loss) from continuing operations, net of tax	59,803	(18,914)	(24,677)	24,511	13,105
Discontinued operations, net of tax	(5,983)	108,760	107,871	(4,236)	6,333
Net income	53,820	89,846	83,194	20,275	19,438
Net (gain) loss attributable to noncontrolling interests	(451)	2,082	502	—	—
Net income attributable to Providence	$53,369	$91,928	$83,696	$20,275	$19,438
Diluted earnings (loss) per common share:
Continuing operations	$3.50	$(1.45)	$(1.83)	$1.63	$0.95
Discontinued operations	(0.44)	6.52	6.09	(0.28)	0.46
Total	$3.06	$5.07	$4.26	$1.35	$1.41
Weighted-average number of common shares outstanding:
Diluted	13,673	14,667	15,961	15,019	13,810

	As of December 31,
	2017	2016	2015	2014	2013
	(9)	(5)(6)
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$95,310	$72,262	$79,756	$121,538	$75,156
Total assets	704,090	685,279	1,050,202	1,168,934	425,954
Long-term obligations, including current portion	2,984	3,611	300,071	574,613	123,500
Other liabilities	287,543	306,428	382,423	372,907	151,817
Convertible preferred stock	77,546	77,565	77,576	—	—
Total stockholders' equity	336,017	297,675	290,132	221,414	150,637

(1)	Other income for the year ended December 31, 2017 includes the receipt of the Haverhill Litigation settlement of $5.4 million, see Item 3. Legal Proceedings for further information on the settlement.

(2)
Gain on sale of equity investment of $12.4 million relates to the sale of the Company’s equity interest in Mission Providence in 2017. The investment in Mission Providence was part of the WD Services segment.

(3)
Discontinued operations, net of tax, for the years ended December 31, 2017 and 2016 include losses of $6.0 million and $5.6 million, respectively, related to potential indemnification claims for our historical Human Services segment.

(4)
The year ended December 31, 2017 includes a net tax benefit of $16.0 million related to the enactment of the Tax Reform Act during the fourth quarter of 2017 due to the re-measurement of deferred tax liabilities by Providence as a result of the reduction in the U.S. corporate tax rate. Providence realized a benefit of $19.4 million, partially offset by $3.4 million of increased tax expense resulting from additional equity in net gain of Matrix, due to Matrix's re-measurement of its deferred tax liabilities. In addition, the tax provision was adversely impacted by tax expense of $3.6 million related to the Company’s 2015 Holding Company LTI Program (the “HoldCo LTIP”), for which expense was incurred for financial reporting purposes, but no shares were issued due to the market condition of the award not being satisfied and thus no tax deduction was realized.

(5)
On October 19, 2016, we completed the Matrix Transaction. Included in discontinued operations, net of tax, for 2016 is a gain on the transaction, net of tax, totaling $109.4 million. In conjunction with the completion of this transaction, we fully repaid the amounts outstanding on our term loans and Credit Facility in 2016.

(6)
During the fourth quarter of 2016, WD Services recorded long-lived asset impairment charges of $10.0 million, $4.4 million and $5.2 million to its property and equipment, intangible assets and goodwill, respectively, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the UK impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; and the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK.

(7)
On November 1, 2015, we completed the sale of our Human Services segment. Included in discontinued operations, net of tax, for 2015 is a gain on the sale of the Human Services segment, net of tax, totaling $100.3 million.

(8)
The Company incurred $20.9 million of accelerated expense in 2015 related to restricted shares and cash placed into escrow at the time of the Ingeus acquisition. The shares and cash were placed into escrow concurrent with the payments of the acquisition consideration paid in 2014 for Ingeus; however, because two sellers of Ingeus remained employees post acquisition, the value of the shares and cash was recognized as compensation expense over the escrow term. Acceleration was triggered in 2015 when the two sellers separated from the Company. In addition, in 2015 and 2014, respectively, the Company incurred $5.9 million and $4.5 million of expense related to the separation of these two employees. Benefits of $2.0 million, $2.5 million and $16.1 million associated with the favorable resolution of acquisition contingencies and reductions in the fair value of Ingeus contingent consideration are included in general and administrative expenses for 2017, 2015 and 2014, respectively. 2017, 2016 and 2015 expenses also include $2.6 million, $8.5 million and $12.2 million, respectively, of WD Services’ redundancy costs.

(9)
Equity in net (gain) loss of investees primarily relates to our investment in Mission Providence during 2015, 2016 and 2017 and Matrix for the period of October 19, 2016 through December 31, 2017. Matrix became an equity investment upon the completion of the Matrix Transaction. For Mission Providence, we recorded net loss in investee of $1.4 million, $8.5 million and $11.0 million in 2017, 2016 and 2015, respectively. For Matrix, we recorded $13.4 million in equity in net gain of investee and $1.8 million in equity in net loss of investee related to our equity method investment in Matrix in 2017 and for the period of October 19, 2016 through December 31, 2016, respectively. The equity in net gain from Matrix for the year ended December 31, 2017 includes a benefit of $13.6 million related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate as a result of the Tax Reform Act. As a result of the increased equity income, Providence incurred higher tax expense of $3.4 million, which is reflected as a component of “Provision for income taxes” in the table above. The investment in Matrix at December 31, 2017 of $169.7 million is included in “Equity investments” in our consolidated balance sheet.

(10)
2014 includes $4.5 million of financing fees that were deferred and fully expensed within interest expense in the fourth quarter of 2014 in relation to bridge financing commitments and $3.0 million of third-party financing fees that are included in general and administrative expense.

(11)	2015 includes $2.4 million in Ingeus transaction-related expenses and 2014 includes $11.8 million in acquisition costs primarily related to the acquisitions of Ingeus and Matrix.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of Our Business

Please refer to Item 1. “Business” of this Annual Report on Form 10-K for a discussion of our services and corporate strategy.

Providence owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States and workforce development services internationally. The subsidiaries and other investments in which we hold interests comprise the following segments:

•	NET Services – Nationwide manager of non-emergency medical transportation programs for state governments and managed care organizations.

•
WD Services – Global provider of employment preparation and placement services, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs.

•
Matrix Investment – Minority interest in Matrix, a nationwide provider of in-home care optimization and management solutions, including CHAs, to members of managed care organizations, accounted for as an equity method investment. On February 16, 2018, Matrix acquired HealthFair, expanding its service offerings to include mobile health assessments, advanced diagnostic testing, and additional care optimization services.

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company. We are actively monitoring these activities as they relate to our capital allocation and acquisition strategy to ensure alignment with Providence’s overall strategic objectives and its goal of enhancing shareholder value.

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends such as healthcare industry and demographic dynamics in the U.S. and international government outsourcing and employment dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•	an aging population, which will increase demand for healthcare services;

•	a movement towards value-based versus fee for service care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;

•	increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement;

•	technological advancements, which may be utilized by us to improve service and lower costs, but also by others which may increase industry competitiveness;

•
changes in UK government policy driven by opposition to the government’s outsourcing of the services provided by WD Services to private companies, which opposition may increase in light of recent events in the UK, including the liquidation of the UK government contractor Carillion plc;

•	the results of the referendum on the UK’s exit from the European Union and related political and economic uncertainty in the UK; and

•
proposals by the President of the United States and Congress to change the Medicaid program, including considering converting the Medicaid program to a block grant format or capping the federal contribution to state Medicaid programs to a fixed amount per beneficiary, and CMS’ grant of waivers to states relative to the parameters of their Medicaid programs. Enactment of adverse legislation, regulation or agency guidance, may reduce the demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments.

Historically, our segments have grown through organic expansion into new markets and service lines, organic expansion within existing markets and service lines, increases in the number of members served under contracts we have been awarded, the securing of new contracts, and acquisitions. With respect to acquisitions, we are actively evaluating the optimal industry sectors, such as the non-emergency medical transportation industry and others in which businesses complementary to our NET Services business operate, around which to focus our merger and acquisition activity. This ongoing evaluation takes into consideration and balances a number of factors, including the strategic goals, competitive landscape, and growth opportunities of our current segments, in an attempt to direct our capital towards those areas most likely to drive long-term value creation and generate the highest levels of return for our shareholders. In addition, as evidenced by the 2016 Matrix Transaction, we may also enter into strategic partnerships if we feel this provides the best opportunity to maximize shareholder value. The pursuit of our strategy may also result in the disposition of current businesses, as demonstrated in 2017 with our sale of our equity investment in Mission Providence and in 2015 with the sale of our Human Services segment. In making these determinations, we base our decisions on a variety of factors, including the availability of alternative opportunities to deploy capital, maximize shareholder value or other strategic considerations. The outcome of our active evaluation of the optimal industry sectors around which to focus our merger and acquisition activity as well as the potential future entry into strategic partnerships or potential disposition of businesses may impact the extent and manner in which we deploy resources across Providence, including strategic and administrative resources between Corporate and Other and our operating segments, and we may incur incremental costs in pursuing these efforts.

Revenues and Expenses

NET Services

NET Services primarily contracts with state Medicaid agencies and managed care organizations for the coordination of their members’ non-emergency transportation needs. Most contracts are capitated, which means we are paid on a per-member, per-month basis for each eligible member. For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers efforts to serve its clients.

WD Services

WD Services primarily provides workforce development and offender rehabilitation services on a global basis that include employment preparation and placement, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs. Populations served by WD Services are broad and include the disabled, recently and long-term unemployed and individuals seeking new skills, as well as individuals that are coping with medical illnesses, are newly graduated from educational institutions, or are being released from incarceration. We contract primarily with national and regional government entities that seek to reduce the unemployment and recidivism rates.

The revenue earned by WD Services under its contracts is often derived through a combination of different revenue channels including, but not limited to, fees contingent upon: (1) the volume of WD end-users referred to or admitted into a specific program, (2) the achievement of defined outcomes for specific individuals, such as a job placement or continued employment, and (3) the achievement of defined outcomes for a population of individuals over a specific time period, such as aggregate employment or recidivism rates. The relative contributions of different revenue channels under a specific contract can fluctuate meaningfully over the life of a contract and thus contribute to significant earnings volatility. Revenue recognition related to our NCS youth programs can be particularly volatile due to the timing of services provided, which typically occur in the second and third quarters of each year. WD Services also earns revenue under fixed FFS arrangements, based upon contractual rates established at the outset of the applicable contract year, although the rate may be prospectively adjusted during the contract year based upon actual volumes. Volume levels are typically not guaranteed under contracts.   We bill according to contractual terms, typically after proof of services have been demonstrated, although certain contracts allow for ratable billings based upon expected levels of services, and require reconciliation at the conclusion of the contract year.

As described above, when WD Services enters into new markets and service lines, it often experiences significant costs, which are expensed as incurred, whereas revenue may not be realized until a later date. As a result, WD Services experiences significant variability in its financial results and we therefore believe the results of WD Services are best viewed over a multi-year period.

Classification of Operating Expenses

Our “Service expense” line item includes the majority of the operating expenses of NET Services and WD Services as well as our captive insurance company, with the exception of certain costs which are classified as “General and administrative expense”. Service expense also excludes asset impairment charges and depreciation and amortization expenses. In the discussion below, we present the breakdown of service expense by the following major categories: purchased services, payroll and related costs, other operating expenses and stock-based compensation. Purchased services includes the amounts we pay to third-party service providers and are typically dependent upon service volume. Payroll and related costs include all personnel costs of our segments. Other operating expenses include general overhead costs, excluding facilities and related charges, of our segments. Stock-based compensation represents the stock-based compensation expense associated with stock grants to employees of our segments as well as the expense related to restricted stock placed into escrow at the time of the Ingeus acquisition.

Our “General and administrative expense” primarily includes the operating expenses of our corporate office, excluding depreciation and amortization, as well as facilities and related charges of our segments and contingent consideration and acquisition related adjustments, as applicable.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. We prepare our consolidated financial statements and accompanying notes in accordance with GAAP. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	it requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time the estimate is made; and

•	changes in the estimate or different estimates that could have been selected may have had a material impact on our financial condition or results of operations.

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

During the fourth quarter of 2016, the Company reviewed WD Services for impairment, as there were several negative factors impacting the segment, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the UK impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK; and a change in senior management at WD Services during the fourth quarter. As a result, the Company performed a quantitative test comparing the fair value of the asset groupings comprising WD Services with their carrying amounts and recorded an asset impairment charge of $10.0 million to property and equipment and $4.4 million to definite-lived customer relationship intangible assets, which is recorded in “Asset impairment charge” on the Company’s consolidated statement of operations for the year ended December 31, 2016. In addition, the Company reviewed the carrying value of goodwill of WD Services, noting the carrying value exceeded the fair value. Therefore, the Company performed the second step of the impairment test, in which the fair value of the reporting unit is allocated to all of the assets and liabilities, on a fair value basis, with any excess representing the implied value of goodwill of the reporting unit. The fair value was determined using an income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth rates and operating margins, working capital requirements and capital expenditures. Based on this analysis, the carrying value of goodwill of the WD Services reporting unit exceeded the implied fair value and the Company recorded an impairment charge of $5.2 million, which is included in “Asset impairment charge” on the Company’s consolidated statement of operations for the year ended December 31, 2016. No impairment charges were incurred during the year ended December 31, 2017.

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

On December 22, 2017, the Tax Reform Act was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provides for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities, and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act. In accordance with SAB 118, the financial reporting impact of the Tax Reform Act will be completed no later than the fourth quarter of 2018.

Reinsurance and Self-Insurance Liabilities

We historically reinsured a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona. In conjunction with the policy renewals on May 16, 2017, SPCIC did not renew the expiring policies. However, SPCIC continues to resolve claims under the historical policy years. In addition, under the current policies, the Company retains liability up to the policy deductibles. In addition, we maintain self-funded health insurance programs for U.S. based employees with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims and for a maximum potential claim liability based on member enrollment. We utilize independent actuarial reports to determine the expected losses and in order to record the appropriate entries associated with our historical reinsurance programs, our retained exposure for the deductibles under our current policies, and self-funded health insurance programs. We regularly analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our reinsurance and self-funded insurance programs. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves such as evaluating historical paid claims, average lag times between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are recorded once a probable amount is known.

Revenue Recognition

NET Services

Capitated contracts. The majority of NET Services revenue is generated under capitated contracts with customers where we assume the responsibility of meeting the covered transportation requirements of a specific geographic population based on per-member per-month fees for the number of members in the customer’s program. Revenue is recognized based on the population served during the period. In some capitated contracts, partial payment is received as a prepayment during the month service is provided. These partial payments may be due back to the customer, or additional payments may be due to the Company, after each reconciliation period, based on a reconciliation of actual utilization and cost compared to the prepayment made.

FFS contracts.  Revenues earned under FFS contracts are based upon contractually established billing rates. Revenues are recognized when the service is provided based upon contractual amounts.

Flat fee contracts. Revenues earned under flat fee contracts are recognized ratably over the covered service period based upon contractually established rates which do not fluctuate with any changes in the membership population who are eligible to receive the transportation services.

For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we remit payment to the transportation providers; however, for certain contracts, we only provide administrative management services to support the customers efforts to serve its clients. The amount of revenue recognized is based upon the management fee earned.

WD Services

WD Services revenues are primarily generated from providing workforce development and offender rehabilitation services which include employment preparation and placement, apprenticeship and training, and certain health related services to clients on behalf of governmental and private entities. While the specific terms vary by contract and country, we primarily receive four types of revenue streams under contracts with government entities: referral/attachment fees, job placement and job outcome fees, sustainment fees and incentive fees. Referral/attachment fees are typically upfront payments that are payable when a client is referred by the contracting government entity or that client enters the program. Job placement fees are typically payable when a client is employed. Job outcome fees are typically payable when a client attains and holds employment for a specified minimum period of time. Sustainment fees are typically payable when clients maintain a job outcome past specified employment tenure milestones. Incentive fees are generally based upon a calculation that includes a variety of factors and inputs, such as average sustainment rates and client referral rates. Incentive fees vary greatly by contract.

Referral/attachment fee revenue is recognized ratably over the period of service, based upon an estimated period of time general services will be provided (i.e., the person is placed in a job or reaches the maximum time period for the program). The estimated period of time for which services will be rendered is based upon historical data. Job placement, job outcome and sustainment fee revenue is recognized when certain milestones are achieved, and amounts become billable. Incentive fee revenue is generally recognized when fixed and determinable, frequently at the end of the cumulative calculation period, unless contractual terms allow for earned payments on a fixed or ratable basis.

Revenue is also earned under fixed FFS arrangements, based upon contractual rates established at the outset of the contract or the applicable contract year, although the rate may be prospectively adjusted during the contract year based upon actual volumes.

If the rate is adjusted but the Company is unable to adjust its costs accordingly, or if the volume or types of referrals are lower than estimated, our profitability may be negatively impacted. Volume levels are typically not guaranteed under contracts.

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

The adoption of ASU 2016-09 will subject our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon the fair value of the award at the grant date. See additional discussion included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements.

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

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines. We operate in two principal business segments: NET Services and WD Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of the two principal business segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by our corporate division on behalf of the segment, which primarily relate to insurance and stock-based compensation allocations. Indirect expenses, including unallocated corporate functions and expenses, such as executive, finance, accounting, human resources, information technology and legal, as well as the results of our captive insurance company (the “Captive”) and elimination entries recorded in consolidation are reflected in “Corporate and Other”.

Discontinued operations. Effective October 19, 2016, we completed the Matrix Transaction resulting in our ownership of a noncontrolling interest in our historical HA Services segment. The HA Services segment results of operations for the periods through October 19, 2016 are separately discussed in the “Discontinued operations, net of tax” section set forth below. For periods subsequent to the transaction, the results of the Matrix Investment are separately discussed in the “Equity in net loss of investees” section set forth below. Additionally, effective November 1, 2015, we completed the sale of our Human Services segment. The Human Services segment results of operations are separately discussed in the “Discontinued operations, net of tax” section set forth below.

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of income for 2017 and 2016 (in thousands):

	Year ended December 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,623,882	100.0%	1,578,245	100.0%

Operating expenses:
Service expense	1,489,044	91.7%	1,452,110	92.0%
General and administrative expense	72,336	4.5%	69,911	4.4%
Asset impairment charge	—	—%	21,003	1.3%
Depreciation and amortization	26,469	1.6%	26,604	1.7%
Total operating expenses	1,587,849	97.8%	1,569,628	99.5%

Operating income	36,033	2.2%	8,617	0.5%

Non-operating expense:
Interest expense, net	1,278	0.1%	1,583	0.1%
Other income	(5,363)	(0.3)%	—	—%
Equity in net (gain) loss of investees	(12,054)	(0.7)%	10,287	0.7%
Gain on sale of equity investment	(12,377)	(0.8)%	—	—%
Loss (gain) on foreign currency transactions	345	—%	(1,375)	(0.1)%
Income (loss) from continuing operations before income taxes	64,204	4.0%	(1,878)	(0.1)%
Provision for income taxes	4,401	0.3%	17,036	1.1%
Income (loss) from continuing operations	59,803	3.7%	(18,914)	(1.2)%
Discontinued operations, net of tax	(5,983)	(0.4)%	108,760	6.9%
Net income	53,820	3.3%	89,846	5.7%
Net (gain) loss attributable to noncontrolling interest	(451)	—%	2,082	0.1%
Net income attributable to Providence	53,369	3.3%	91,928	5.8%

Service revenue, net. Consolidated service revenue, net for 2017 increased $45.6 million, or 2.9%, compared to 2016. Revenue for 2017 compared to 2016 includes an increase in revenue of NET Services of $84.5 million, which was partially offset by a decrease in revenue of WD Services of $38.7 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 3.4% in 2017 compared to 2016.

Total operating expenses. Consolidated operating expenses for 2017 increased $18.2 million, or 1.2%, compared to 2016. Operating expenses for 2017 compared to 2016 included an increase in expenses attributable to NET Services of $95.8 million and Corporate and Other of $2.5 million. Partially offsetting these expense increases was a decrease in WD Services’ operating expenses of $80.2 million. 2016 operating expenses include asset impairment charges of $19.6 million at WD Services and $1.4 million at Corporate and Other.

Operating income. Consolidated operating income for 2017 increased $27.4 million compared to 2016 due to a decrease in the operating loss of WD Services in 2017 of $41.4 million, as compared to 2016. This change was partially offset by a decrease in operating income of NET Services in 2017 as compared to 2016 of $11.3 million and an increase in the operating loss for Corporate and Other of $2.7 million in 2017 as compared to 2016.

Interest expense, net. Consolidated interest expense, net for 2017 decreased $0.3 million, or 19.3%, compared to 2016, and remained consistent as a percentage of revenue.

Other income. Other income in 2017 of $5.4 million represents the settlement received from the Haverhill Litigation, see Item 3. Legal Proceedings for further information on the settlement.

Equity in net (gain) loss of investees. Our equity in net (gain) loss of investees for 2017 of $12.1 million includes an equity in net loss for Mission Providence of $1.4 million through the sale date on September 29, 2017, and an equity in net gain for Matrix of $13.4 million. Our equity in net loss of investees for 2016 of $10.3 million includes an equity in net loss for Mission Providence of $8.5 million and Matrix of $1.8 million. We began reporting Matrix as an equity investment effective October 19, 2016, upon the completion of the Matrix Transaction, and we record our ownership percentage of Matrix’s profit or loss in net loss or gain of investees. Included in Matrix’s 2017 full standalone net income of $26.7 million (which is not consolidated with Providence’s) are depreciation and amortization of $33.5 million, interest expense of $14.8 million, transaction bonuses and other transaction related costs of $3.5 million, equity compensation of $2.6 million, management fees paid to Matrix’s shareholders of $2.3 million, merger and acquisition diligence related costs of $0.7 million and income tax benefit of $29.6 million. Matrix’s significant income tax benefit in 2017 primarily related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate as a result of the Tax Reform Act. Included in Matrix’s 2016 full standalone net loss of $4.2 million (which is not consolidated with Providence’s) are depreciation and amortization of $6.4 million, interest expense of $2.9 million, transaction bonuses and other transaction related costs of $6.4 million, equity compensation of $0.4 million, management fees paid to Matrix’s shareholders of $0.4 million and income tax benefit of $2.8 million.

Gain on sale of equity investment. The gain on sale of equity investment of $12.4 million relates to the sale of the Company’s equity interest in Mission Providence in 2017. The investment in Mission Providence was part of the WD Services segment. The sale of Mission Providence is not included as a discontinued operation as the disposition did not represent a strategic shift that has a major effect on our operations and financial results.

Loss (gain) on foreign currency transactions. The foreign currency loss of $0.3 million and gain of $1.4 million for 2017 and 2016, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rate from continuing operations for 2017 was 6.9%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the impact of the Tax Reform Act. The tax provision includes a benefit of $16.0 million related to the enactment of the Tax Reform Act during the fourth quarter of 2017, consisting of a net tax benefit of $19.4 million from the re-measurement of deferred tax liabilities from the lower U.S. corporate tax rate, partially offset by additional tax expense of $3.4 million due to an increase in our equity in net gain of Matrix as a result of Matrix's re-measurement of deferred tax liabilities. In addition, the Company incurred tax expense of $3.6 million related to the HoldCo LTIP, for which expense was recorded for financial reporting purposes based upon fair value of the award at the grant date, but no shares will be issued due to the market condition of the award not being satisfied. This tax expense was the result of the adoption of ASU 2016-09, which subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes.

During 2016, we recognized an income tax provision despite having a loss from continuing operations before income taxes. Because of foreign net operating losses (including equity investee losses) for which the future income tax benefit could not be recognized, and non-deductible expenses, the Company recognized taxable income for this year upon which the income tax provision for financial reporting is calculated.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our former Human Services segment and our former HA Services segment, composed entirely of our 100% ownership in Matrix until the completion of the Matrix Transaction on October 19, 2016. For 2017, discontinued operations, net of tax for our Human Services segment was a loss of $6.0 million, which primarily related to the accrual of a contingent liability of $9.0 million related to the settlement of indemnification claims and associated legal costs of $0.7 million, partially offset by a related tax benefit. Discontinued operations, net of tax for our Human Services segment was a loss of $5.6 million in 2016, which included an accrual of $6.0 million with respect to potential indemnification claims, legal costs of $1.1 million related to these potential claims and transaction related expenses of $0.8 million, partially offset by a related tax benefit. Discontinued operations, net of tax for our HA Services segment was income of $114.3 million for 2016, which included a gain on disposition, net of tax, of $109.4 million. See Note 20, Discontinued Operations, to our consolidated financial statements for additional information.

Net (income) loss attributable to noncontrolling interests. Net (income) loss attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our WD Services segment.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services financial results are as follows for 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,318,220	100.0%	1,233,720	100.0%
Service expense	1,227,426	93.1%	1,132,857	91.8%
General and administrative expense	11,779	0.9%	11,406	0.9%
Depreciation and amortization	13,275	1.0%	12,375	1.0%
Operating income	65,740	5.0%	77,082	6.2%

Service revenue, net. Service revenue, net for NET Services in 2017 increased $84.5 million, or 6.8%, compared to 2016. The increase was related to net increased revenue from existing contracts, including successfully renewed contracts, of $82.5 million, due to the net impact of membership and rate changes. Included within net rate changes are the positive impacts of final agreements on rate adjustments related to existing contracts that experienced increased utilization in 2017 as well as the release of previously accrued revenue hold-backs based on certain contract performance requirements on a significant contract. Additionally, the impact of new contracts, including new managed care organization contracts in Florida and New York, contributed $93.8 million of revenue for 2017. These increases were partially offset by the $91.8 million impact on revenue of contracts we no longer serve, including a contract with the state of New York.

Service expense. Service expense is comprised of the following for 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	1,009,518	76.6%	927,321	75.2%
Payroll and related costs	165,666	12.6%	162,000	13.1%
Other operating expenses	51,720	3.9%	42,478	3.4%
Stock-based compensation	522	—%	1,058	0.1%
Total service expense	1,227,426	93.1%	1,132,857	91.8%

Service expense for 2017 increased $94.6 million, or 8.3%, compared to 2016. The increase in service expense was primarily attributable to the impact of new managed care organization contracts in California, Florida and New York. Purchased services as a percentage of revenue increased from 75.2% in 2016 to 76.6% in 2017 primarily attributable to an increase in utilization across multiple contracts. The higher utilization was in part driven by increased Medicaid reimbursement in New Jersey for certain medical services, increasing the demand for transportation services, and increased utilization across multiple managed care contracts in California. Additionally, due to milder winter weather conditions during the first quarter of 2017, we experienced above expected utilization; however, we experienced lower utilization for contracts in the third quarter of 2017 due in part to the impact of Hurricane Irma. The increase in purchased services as a percentage of revenue caused by increased utilization was partially offset by the successful implementation of initiatives aimed at lowering transportation costs on a per trip and per mile basis as well as the release of a reserve based upon the finalization of a contract amendment with a state customer.

Payroll and related costs as a percentage of revenue decreased from 13.1% in 2016 to 12.6% in 2017 due to efficiencies gained from multiple process improvement initiatives, including those aimed at lowering payroll expense across our reservation and operation center networks, as well as a decrease in chief executive officer compensation expense due to the transition of the chief executive officer position during 2017. Other operating expenses increased for 2017 as compared to 2016 primarily attributable to an incremental $4.1 million of value enhancement and related costs incurred for external resources used in the design and implementation of NET Services member experience and value enhancement initiatives in 2017, as well as increased software and hardware maintenance costs associated with increased use of information technology.

General and administrative expense. General and administrative expenses in 2017 increased $0.4 million, or 3.3%, as compared to 2016, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense remained constant at 0.9%.

Depreciation and amortization expense. Depreciation and amortization expenses increased $0.9 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0%. At December 31, 2017, NET Services has $11.9 million of construction and development in progress related to its LCAD NextGen technology system, which is expected to be placed into service in 2018.

WD Services

WD Services financial results are as follows for 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	305,662	100.0%	344,403	100.0%

Service expense	265,417	86.8%	320,147	93.0%
General and administrative expense	25,438	8.3%	30,300	8.8%
Asset impairment charge	—	—%	19,588	5.7%
Depreciation and amortization	12,851	4.2%	13,824	4.0%
Operating income (loss)	1,956	0.6%	(39,456)	(11.5)%

Service revenue, net. Service revenue, net in 2017 decreased $38.7 million, or 11.2%, compared to 2016. Excluding the effects of changes in currency exchange rates, service revenue decreased 8.9% in 2017 compared to 2016, which was primarily related to the anticipated decline of referrals under the segment’s Work Programme contracts in the UK, as well as decreased revenue under our offender rehabilitation program. While WD Services has successfully secured contracts under the UK's new Work and Health Programme, the successor program to the Work Programme, with a combined total value of approximately $195 million over 5 years, revenues under these new contracts were negligible in 2017 and did not offset declines in revenue experienced under the Work Programme contracts. These decreases were partially offset by increases across various employability contracts outside the UK, including in Australia, France, Germany and the U.S., as well as increased revenue from our health services contract in the UK. 2017 includes the impact of $5.2 million of revenue recognized under the offender rehabilitation program related to the finalization of a contractual adjustment for the contract year ended March 31, 2017, whereas 2016 includes $5.4 million of revenue recognized under the offender rehabilitation program related to the finalization of a contractual adjustment for the prior contract years ended March 31, 2015 and 2016.

Service expense. Service expense is comprised of the following for 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	177,195	58.0%	210,293	61.1%
Purchased services	49,491	16.2%	65,363	19.0%
Other operating expenses	38,675	12.7%	44,502	12.9%
Stock-based compensation	56	—%	(11)	—%
Total service expense	265,417	86.8%	320,147	93.0%

Service expense in 2017 decreased $54.7 million, or 17.1%, compared to 2016. Payroll and related costs decreased primarily as a result of declining referrals under the segment’s primary employability program in the UK as well as redundancy plans that better aligned headcount with service delivery volumes, resulting in a decrease of payroll and related costs as a percentage of revenue. Payroll and related costs include $2.6 million and $8.5 million in 2017 and 2016, respectively, of termination benefits related to redundancy plans. Purchased services decreased in 2017 compared to 2016 primarily as a result of a decline in client referrals under our primary employability program in the UK, which resulted in a decline in the use of outsourced services. Other operating expenses decreased in 2017 compared to 2016 primarily as a result of a decline in consulting related costs and information technology maintenance costs.

General and administrative expense. General and administrative expense in 2017 decreased $4.9 million compared to 2016. The decrease was due to office closures associated with the restructuring of the UK operations, as well as lower rent for certain offices. Additionally, $2.0 million of the decrease related to the impact of acquisition related contingencies that were favorably resolved in 2017, resulting in a benefit to general and administrative expense.

Asset impairment charge. During the fourth quarter of 2016, WD Services recorded asset impairment charges of $10.0 million, $4.4 million and $5.2 million to its property and equipment, intangible assets and goodwill, respectively, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the UK impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; and the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK. No impairment charges were incurred in 2017.

Depreciation and amortization expense. Depreciation and amortization expense for 2017 decreased $1.0 million compared to 2016, primarily due to the asset impairment charges incurred during the fourth quarter of 2016, which decreased the value of our intangible assets and certain property and equipment.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the Providence corporate level, our captive insurance company, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
	$	$
Service revenue, net	—	122

Service expense (a)	(3,799)	(894)
General and administrative expense	35,119	28,205
Asset impairment charge	—	1,415
Depreciation and amortization	343	405
Operating loss	(31,663)	(29,009)

(a)
Negative amounts are present for this line item due to changes in estimate for claims incurred but not reported, as well as elimination entries that are included in Corporate and Other. Certain offsetting amounts are reflected in the financial results of our operating segments.

Operating loss. Corporate and Other operating loss in 2017 increased by $2.7 million, or 9.1%, as compared to 2016 primarily due to an increase in cash settled stock-based compensation expense of $3.6 million, primarily as a result of an increase in the Company’s stock price in 2017 as compared to a decrease in 2016, an increase in share settled stock-based compensation expense of $2.7 million, primarily related to an increase in expense for the HoldCo LTIP despite this program expiring with no shares due to any employees, expense for stock options issued to a former chief executive officer upon separation from the Company, and a benefit recorded in 2016 for performance based units, with no corresponding benefit in 2017, as well as an increase of $3.8 million of professional costs due to activities associated with our increased focus on strategic initiatives. This increase was partially offset by a reduction in insurance loss reserves of $3.5 million in 2017, versus $2.5 million in 2016, due to favorable claims history of our Captive reinsurance programs, as well as decreased costs of the Captive operations due to no longer writing new policies as of May 2017, which is included in “Service expense”, decreased accounting, legal and professional fees included in “General and administrative expense”, and decreased asset impairment charges, as $1.4 million was recorded in 2016 in relation to the sale of a building.

General and administrative expense includes stock-based compensation for the HoldCo LTIP of $4.7 million and $3.3 million for 2017 and 2016, respectively. No shares will be distributed under the HoldCo LTIP as the volume weighted average of Providence’s stock price over the 90-day trading period ended on December 31, 2017 was less than $56.79. As such, as of December 31, 2017, we accelerated all remaining unrecognized compensation expense for the Holdco LTIP as there was no further requisite service period associated with the award resulting in an acceleration of expense of $1.1 million. General and administrative expense also includes $0.4 million and $1.6 million for 2017 and 2016, respectively, related to a shareholder lawsuit.

Costs associated with the resignation of Mr. Lindstrom during the year ended December 31, 2017 include cash compensation related items of $0.9 million, stock-based compensation of $0.7 million, and other costs of $0.2 million. These costs are recorded as part of “General and administrative expense”.

Year ended December 31, 2016 compared to year ended December 31, 2015

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of income for 2016 and 2015 (in thousands):

	Year ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,578,245	100.0%	1,478,010	100.0%

Operating expenses:
Service expense	1,452,110	92.0%	1,381,154	93.4%
General and administrative expense	69,911	4.4%	70,986	4.8%
Asset impairment charge	21,003	1.3%	—	—%
Depreciation and amortization	26,604	1.7%	23,998	1.6%
Total operating expenses	1,569,628	99.5%	1,476,138	99.9%

Operating income	8,617	0.5%	1,872	0.1%

Non-operating expense:
Interest expense, net	1,583	0.1%	1,853	0.1%
Equity in net loss of investees	10,287	0.7%	10,970	0.7%
Gain on foreign currency transactions	(1,375)	(0.1)%	(857)	(0.1)%
Income (loss) from continuing operations before income taxes	(1,878)	(0.1)%	(10,094)	(0.7)%
Provision for income taxes	17,036	1.1%	14,583	1.0%
Income (loss) from continuing operations	(18,914)	(1.2)%	(24,677)	(1.7)%
Discontinued operations, net of tax	108,760	6.9%	107,871	7.3%
Net income	89,846	5.7%	83,194	5.6%
Net loss attributable to noncontrolling interest	2,082	0.1%	502	—%
Net income attributable to Providence	91,928	5.8%	83,696	5.7%

Service revenue, net. Consolidated service revenue, net for 2016 increased $100.2 million, or 6.8%, compared to 2015. Revenue for 2016 compared to 2015 included an increase in revenue of NET Services of $150.7 million, which was partially offset by a decrease in revenue of WD Services of $50.7 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 8.8% in 2016 compared to 2015.

Total operating expenses. Consolidated operating expenses for 2016 increased $93.5 million, or 6.3%, compared to 2015. Operating expenses for 2016 compared to 2015 included an increase in expenses attributable to NET Services of $144.8 million and Corporate and Other of $2.2 million. Partially offsetting these expense increases was a decrease in WD Services’ operating expenses of $53.6 million. Operating expenses included asset impairment charges of $19.6 million at WD Services and $1.4 million at Corporate and Other during 2016, while no such charges were incurred in 2015.

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

Equity in net loss of investees. Equity in net loss of investees primarily relates to our investments in Mission Providence and Matrix. Mission Providence, which is part of WD Services, began providing services in July 2015. We record 75% of Mission Providence’s profit or loss in equity in net loss of investees. We began reporting Matrix as an equity investment effective October 19, 2016, upon the completion of the Matrix Transaction. Our equity in net loss of investees related to WD Services and Matrix totaled $8.5 million and $1.8 million, respectively, for 2016. Included in Matrix’s results (which are not consolidated with Providence's) is interest expense of $2.9 million and transaction related expenses of $6.0 million, which includes $4.0 million of transaction incentive compensation payable to the Matrix management team.

Gain on foreign currency transactions. The foreign currency gains of $1.4 million and $0.9 million for 2016 and 2015, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. We recognized an income tax provision for 2016 and 2015 despite having losses from continuing operations before income taxes. Because of foreign net operating losses (including equity investee losses) for which the future income tax benefit currently cannot be recognized, and non-deductible expenses such as amortization of deferred consideration related to the Ingeus acquisition, the Company recognized taxable income for these years upon which the income tax provision for financial reporting is calculated.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity of our former Human Services segment and our former HA Services segment, composed entirely of our 100% equity interest in Matrix until the completion of the Matrix Transaction on October 19, 2016. Discontinued operations, net of tax for our Human Services segment was a loss of $5.6 million in 2016 and income of $101.8 million in 2015, respectively. 2016 Human Services results include an accrual of $6.0 million with respect to potential indemnification claims, legal costs of $1.1 million related to these potential claims and transaction related expenses of $0.8 million. 2015 Human Services segment results include a gain on disposition, net of tax, of $100.3 million. Discontinued operations, net of tax for our HA Services segment was income of $114.3 million and $6.1 million for 2016 and 2015, respectively. 2016 HA Services segment results include a gain on disposition, net of tax, of $109.4 million. See Note 20, Discontinued Operations, to our consolidated financial statements for additional information.

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

NET Services

NET Services financial results are as follows for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,233,720	100.0%	1,083,015	100.0%
Service expense	1,132,857	91.8%	991,659	91.6%
General and administrative expense	11,406	0.9%	10,704	1.0%
Depreciation and amortization	12,375	1.0%	9,429	0.9%
Operating income	77,082	6.2%	71,223	6.6%

Service revenue, net. Service revenue, net for NET Services in 2016 increased $150.7 million, or 13.9%, compared to 2015.  The increase related to the impact of new contracts which contributed $76.4 million of revenue in 2016, including contracts in California and Florida, and an increase in revenue associated with existing contracts of $119.8 million due to the net impact of membership and rate changes, partially offset by the loss of certain contracts that resulted in a decrease in revenue of $45.5 million.

Service expense. Service expense is comprised of the following for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	927,321	75.2%	814,632	75.2%
Payroll and related costs	162,000	13.1%	141,669	13.1%
Other operating expenses	42,478	3.4%	34,634	3.2%
Stock-based compensation	1,058	0.1%	724	0.1%
Total service expense	1,132,857	91.8%	991,659	91.6%

Service expense for 2016 increased $141.2 million, or 14.2%, compared to 2015. The increase in service expense was primarily attributable to an increase in purchased transportation services due primarily to higher transportation volume. Purchased services as a percentage of revenue remained constant at 75.2%. Additionally, our payroll and related costs increased for 2016 as compared to 2015 primarily due to the hiring of employees to support new contracts and increased call volume associated with increased utilization, as well as an increase of $1.2 million in expense for the long-term incentive plan for management put into place in the fourth quarter of 2015 and separation related charges for NET Services’ former chief executive officer during 2016 of $0.8 million. Our other operating expenses also increased for 2016 as compared to 2015. The increase was primarily attributable to increased bad debt expense, including $2.1 million of expense related to one specific customer, and costs incurred for external resources used in the design and implementation of NET Services member experience and value enhancement initiatives of $2.0 million. Stock-based compensation increased $0.3 million in 2016 as compared to 2015 primarily due to the expense associated with new stock-based compensation awards granted in 2016 that vested in January 2017.

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

WD Services

WD Services financial results are as follows for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	344,403	100.0%	395,059	100.0%

Service expense	320,147	93.0%	393,803	99.7%
General and administrative expense	30,300	8.8%	29,846	7.6%
Asset impairment charge	19,588	5.7%	—	—%
Depreciation and amortization	13,824	4.0%	13,776	3.5%
Operating income (loss)	(39,456)	(11.5)%	(42,366)	(10.7)%

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

Service expense. Service expense is comprised of the following for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	210,293	61.1%	249,130	63.1%
Purchased services	65,363	19.0%	78,498	19.9%
Other operating expenses	44,502	12.9%	45,418	11.5%
Stock-based compensation	(11)	—%	20,757	5.3%
Total service expense	320,147	93.0%	393,803	99.7%

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

Asset impairment charge. During the fourth quarter of 2016, WD Services recorded asset impairment charges of $10.0 million, $4.4 million and $5.2 million to its property and equipment, intangible assets and goodwill, respectively, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the UK impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; and the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK. No impairment charges were incurred in 2015.

Depreciation and amortization expense. Depreciation and amortization expense for 2016 was flat compared to 2015.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the Providence corporate level, our captive insurance company, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
	$	$
Service revenue, net (a)	122	(64)

Service expense (a)	(894)	(4,308)
General and administrative expense	28,205	30,436
Asset impairment charge	1,415	—
Depreciation and amortization	405	793
Operating loss	(29,009)	(26,985)

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

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors, uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer and winter seasons. Due to higher demand in the summer months, lower demand during the winter months, and a primarily fixed revenue stream based on a per-member, per-month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter. WD Services is impacted by both the timing of commencement and expiration of major contracts. Under many of WD Services’ contracts, we invest significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally incur these costs prior to commencing services and receiving payments. This results in significant variability in financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts will be structured in a similar fashion. However, the Company does not expect a large variability in financial performance upon the commencement of WD Service’s newly secured Work and Health Programme contracts as the upfront implementation investments needed for these contracts are expected to be significantly less than those associated with other large contract commencements undertaken in the past, such as the offender rehabilitation program in 2016. In addition, under the majority of WD Services’ contracts, the Company relies on its customers, which include government agencies, to provide referrals, for which the Company can provide services and earn revenue. The timing and magnitude of referrals can fluctuate significantly, leading to volatility in revenue.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses and new contract start-up costs, including workforce restructuring costs. We expect to meet any cash requirements through available cash on hand, cash generated from our operating segments, and borrowing capacity under our Credit Facility (as defined below).

Cash flow from operating activities was our primary source of cash during 2017, and included $5.4 million received from the settlement of the Haverhill Litigation. Additionally, 2017 included $15.6 million in proceeds from the sale of our equity investment in Mission Providence which is included in cash provided by investing activities. Our balance of cash and cash equivalents was $95.3 million and $72.3 million at December 31, 2017 and 2016, respectively, including $40.1 million and $21.4 million held in foreign countries, respectively. The December 31, 2017 foreign cash balance includes the proceeds from the sale of Mission Providence of $15.6 million. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries. As of March 5, 2018, the Company transferred $13.9 million from its foreign operations to its domestic operations since December 31, 2017.

We had restricted cash of $6.3 million and $14.1 million at December 31, 2017 and 2016, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. Given expiring policies under our captive insurance subsidiary were not renewed upon expiration in May 2017, we expect our restricted cash balances to decline over time. These restricted cash amounts are not included in our balance of cash and cash equivalents. At both December 31, 2017 and 2016, we had no amounts outstanding under our credit facility.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions. We may also raise debt financing to fund future repurchases of our Common Stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. Our current credit facility expires on August 2, 2018. On November 2, 2017, the Company’s Board approved the extension of the Company’s existing stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Through December 31, 2017, the Company repurchased 180,270 shares, for $10.5 million, and $59.1 million was available under the plan to repurchase shares. During the period January 1, 2018 to March 5, 2018, the Company repurchased an additional 527,825 shares for $33.3 million, and $25.8 million was available under the plan to repurchase shares.

The cash flow statement for all periods presented includes both continuing and discontinued operations. Discontinued operations includes the activity of our Human Services and HA Services segments. The loss from discontinued operations totaled $6.0 million for the year ended December 31, 2017, while income from discontinued operations totaled $108.8 million and $107.9 million for the years ended December 31, 2016 and 2015, respectively. For 2017, the loss from discontinued operations primarily related to the accrual of a contingent liability of $9.0 million related to the future settlement of indemnification claims associated with our former Human Services segment, partially offset by a related tax benefit. The significant income from discontinued operations during the years ended December 31, 2016 and 2015 related to the gains on sale of our HA Services segment and Human Services segment, respectively. Significant non-cash items of our discontinued operations in 2016 and 2015 included $3.7 million and $5.7 million of depreciation expense, respectively, $17.5 million and $28.6 million of amortization expense, respectively, and $52.3 million and negative $5.0 million of deferred taxes, respectively. Our discontinued operations also purchased property and equipment totaling $9.2 million and $10.3 million during 2016 and 2015.

2017 cash flows compared to 2016

Operating activities. Cash provided by operating activities was $55.0 million for 2017, an increase of $13.3 million compared with 2016. 2017 and 2016 cash flow from operations was driven by net income of $53.8 million and $89.8 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of negative $11.1 million and negative $32.9 million, respectively, and changes in working capital of $12.3 million and negative $15.2 million, respectively.

The change in non-cash adjustments to reconcile net income to net cash provided by operating activities was due primarily to the impact of:

•	the disposition of HA Services, resulting in decreased gain on sale of business, depreciation, amortization and deferred taxes in 2017 as compared to 2016;

•	the asset impairment charge incurred in 2016 of $21.0 million;

•	the impact on deferred taxes as a result of the Tax Reform Act passed in 2017;

•	the gain on sale of Mission Providence of $12.4 million in 2017; and

•	the impact of the change in equity in net (gain) loss of investees, which was a gain of $12.1 million in 2017 as compared to a loss of $10.3 million in 2016.

The change in working capital was primarily driven by the following:

•
Accounts receivable generated a cash inflow in 2017 of $5.7 million as compared to an outflow of $19.3 million in 2016. The increase in cash inflow of $25.0 million was primarily attributable to NET Services due to the timing of collections as well as an outflow of $3.1 million of HA Services in 2016. These changes were partially offset by cash outflows in 2017 related to an increase in WD Services’ receivables in Germany, Saudi Arabia, South Korea and the UK.

•
Prepaid expenses and other generated a cash inflow of $15.5 million in 2017, as compared to a cash outflow of $4.1 million in 2016. The increase in cash inflow of $19.5 million was primarily attributable to a decrease in other receivables related to amounts receivable from insurance carriers in respect to certain claims paid by the Company, but reimbursable from the respective insurance carrier, decreased receivables related to our captive insurance company insurance policy rewrite, decreased prepaid value added taxes in the UK, decreased prepayments in WD Services in relation to certain contracts and changes in income tax payments.

•
Accounts payable and accrued expenses generated a cash outflow of $9.1 million in 2017, as compared to a cash inflow of $33.4 million in 2016. The decrease in cash inflow of $42.4 million is due primarily to the impact of NET Services accrued contract payments of $21.5 million, as well as the disposition of HA Services, which generated a cash inflow of $10.6 million in 2016. Partially offsetting these impacts is the impact of the increase in the accrued settlement related to our former Human Services segment of $9.0 million during 2017 as compared to an increase of $6.0 million in 2016.

•
Accrued transportation costs of NET Services generated a cash inflow of $11.2 million in 2017, as compared to a cash inflow of $8.7 million in 2016. The increase in cash inflow of $2.6 million is due primarily to the timing of payments to NET Services transportation providers and increased volume.

•	Income taxes payable on sale of business for 2016 includes a cash outflow of $30.2 million related to the sale of our Human Services segment.

Investing activities. Net cash provided by investing activities of $0.8 million in 2017 decreased by $323.1 million as compared to 2016. The decrease was primarily attributable to $371.6 million of proceeds on the Matrix Transaction recorded in 2016, which was partially offset by the impact of $15.6 million in proceeds from the sale of our equity investment in Mission Providence in 2017. Additionally in 2017, we made a cost method investment in Circulation, a technology-based service provider, for $3.0 million. There was also a decrease in funding of our equity investment in Mission Providence of $13.7 million and a decrease in the purchase of property and equipment of $21.3 million. 2016 included purchases of property and equipment of $9.2 million by our discontinued operations.

Financing activities. Net cash used in financing activities of $33.8 million in 2017 decreased $343.0 million as compared to 2016. During 2016, there was a net repayment of debt of $305.0 million, primarily related to the repayment of debt upon the completion of the Matrix Transaction. Additionally, during 2017, we repurchased $41.0 million less of our Common Stock than in 2016. In addition, there was a decrease in proceeds from Common Stock issued pursuant to stock option exercises of $2.2 million.

2016 cash flows compared to 2015

Operating activities. Cash provided by operating activities was $41.8 million for 2016, an increase of $25.7 million compared with 2015. 2016 and 2015 cash flow from operations was driven by net income of $89.8 million and $83.2 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of negative $32.9 million and negative $1.2 million, respectively, and changes in working capital of negative $15.2 million and negative $65.9 million, respectively. The change in adjustments to reconcile net income to net cash provided by operating activities was due primarily to the impact of the disposition of HA Services in 2016 and Human Services in 2015, as well as, significant stock-based compensation in 2015 and an asset impairment charge in 2016. The change in working capital is primarily driven by the following:

•
Accounts receivable generated a cash outflow for 2016 of $19.3 million as compared to an outflow of $86.6 million for 2015. The decrease in cash outflow of $67.3 million was primarily attributable to timing of significant receivable collections of NET Services, increases in WD Services accounts receivable in 2015 related to additional revenue contracts in place during 2015 as compared to 2014, and a cash outflow related to Human Services in 2015.

•
Accounts payable and accrued expenses generated a cash inflow of $33.4 million in 2016, as compared to a cash outflow of $21.9 million in 2015. The increase in cash flow of $55.3 million was primarily attributable to our Human Services segment activity included in 2015, but not in 2016, due to the sale effective November 1, 2015, as well as a decreased change in accrued compensation between periods.

•
Deferred revenue generated a cash outflow of $4.0 million in 2016, as compared to a cash inflow of $19.0 million in 2015. The significant cash inflow in 2015 primarily related to WD Services in association with cash received in advance of services being rendered for two large contracts.

•	Income taxes payable on sale of business for 2016 includes a cash outflow of $30.2 million related to the sale of our Human Services segment.

Investing activities. Net cash provided by investing activities of $323.9 million in 2016 increased by $180.6 million as compared to 2015. The increase was primarily attributable to $371.6 million of proceeds on the Matrix Transaction recorded in 2016, which was partially offset by the impact of $199.9 million in proceeds from the sale of our Human Services segment in 2015. There was also an increase in the purchase of property and equipment of $6.1 million from 2015 to 2016.

Financing activities. Net cash used in financing activities of $376.8 million in 2016 increased $142.7 million as compared to 2015. During 2016, there was a net repayment of debt of $305.0 million, primarily related to the repayment of debt upon the completion of the Matrix Transaction, compared to a net repayment of debt of $271.1 million in 2015 upon the sale of our Human Services segment. Additionally, during 2016, we repurchased $33.5 million more of our Common Stock than in 2015. 2015 includes $80.7 million received from the issuance of preferred stock as well as a contingent consideration payment of $7.5 million associated with our purchase of Ingeus UK Holdings Limited and its wholly and partly-owned subsidiaries and associates.

 Obligations and commitments

Current Credit Facility

The Credit Agreement provides for a revolving credit facility of $200.0 million, $25.0 million of which is available for letters of credit. As of December 31, 2017 we had no borrowings outstanding under the Credit Facility and seven letters of credit in the aggregate amount of $11.1 million outstanding. At December 31, 2017, our available credit under the Credit Facility was $188.9 million. The Credit Facility matures on August 2, 2018.

Under the Credit Agreement, we have an option to request an increase in the amount of the revolving credit facility and/or the term loan facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

We may prepay any outstanding principal under the Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of London Interbank Offered Rate, or LIBOR, loans. The unutilized portion of the commitments under the Credit Facility may be irrevocably reduced or terminated by us at any time without penalty.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. We were in compliance with all covenants as of December 31, 2017.

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, which includes our insurance captive. Our obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of our respective assets, other than our equity investment in Matrix, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries, excluding our insurance captive, and 65% of the issued and outstanding stock of our first tier foreign subsidiaries.

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

On May 28, 2014, we entered into the first amendment to the Credit Agreement (the “First Amendment”). The First Amendment provided for, among other things, an increase in the aggregate amount of the Credit Facility from $165.0 million to $240.0 million and other modifications in connection with the consummation of the acquisition of Ingeus.

On October 23, 2014, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to (i) add a new term loan tranche in aggregate principal amount of up to $250.0 million to partly finance the acquisition of Matrix and make certain other modifications in connection with the consummation of the acquisition of Matrix and (ii) add an excess cash flow mandatory prepayment provision.

On September 3, 2015, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the lenders under the Credit Agreement consented to Providence’s sale of the Human Services segment and certain other amendments to the terms of the Credit Agreement to reflect such consents.

On August 28, 2016, we entered into the Fourth Amendment and Consent (the “Fourth Amendment”) to the Credit Agreement. In accordance with the Fourth Amendment, which provided for the lenders’ consent to the Matrix Transaction, a portion of the net cash proceeds received by the Company in connection with the Matrix Transaction were applied to the prepayment of outstanding term loans and revolving loans. Additionally, effective following the repayment of the outstanding term loans in full on October 20, 2016, the Fourth Amendment further (i) reduced the aggregate revolving commitments under the Credit Agreement to $200.0 million, (ii) amended the consolidated net leverage ratio covenant such that the Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and (iii) replaced the existing consolidated fixed charge coverage ratio covenant with a covenant that the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter.

Rights Offering

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

Stockholders exercised subscription rights to purchase 130,884 shares of the Company’s Preferred Stock. Pursuant to the terms and conditions of the Standby Purchase Agreement between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”) and the Company, the remaining 524,116 shares of the Company’s Preferred Stock was purchased by the Standby Purchasers at the $100.00 per share subscription price. The Standby Purchasers beneficially owned approximately 94% of our outstanding Preferred Stock after giving effect to the Rights Offering and the Standby Purchase Agreement. The Company received $65.5 million in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement, which it used to repay the related party unsecured subordinated bridge note that was outstanding as of December 31, 2014.

Additionally, on March 12, 2015, the Standby Purchasers exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock at a $105 per share subscription price.

We may pay a noncumulative cash dividend on each share of convertible preferred stock, when, as and if declared by a committee of our Board, at the rate of 5.5% per annum on the liquidation preference then in effect. Following the issue date of the convertible preferred stock, on or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of convertible preferred stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Payment in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the convertible preferred stock. Cash dividends were declared each quarter for the years ended December 31, 2017 and 2016 and totaled $4.4 million each year.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We historically reinsured a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs primarily through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. As of May 16, 2017, SPCIC did not renew the expiring reinsurance policies. SPCIC will continue to resolve claims under the historical policy years.

At December 31, 2017, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $1.1 million, $0.7 million and $5.0 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at December 31, 2017 was $5.7 million. We recorded a corresponding receivable from third-party insurers and liability at December 31, 2017 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, we had restricted cash of $6.3 million and $14.1 million at December 31, 2017 and December 31, 2016, respectively, which was primarily restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our NET Services, U.S. based WD Services, and corporate employees an option to participate in self-funded health insurance programs. Additionally, we historically offered this option to our HA Services and Human Services segments’ employees. During the year ended December 31, 2017, health claims were self-funded with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $275,000 per person, subject to an aggregating stop-loss limit of $400,000. In addition, the program has a total stop-loss limit for total claims, in order to limit our exposure to catastrophic claims.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator, and therefore, have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of $2.2 million and $3.0 million as of December 31, 2017 and 2016, respectively, was recorded in “Reinsurance liability and related reserve” in our consolidated balance sheets.

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

Contractual cash obligations.

The following is a summary of our future contractual cash obligations as of December 31, 2017:

	At December 31, 2017
		Less than	1-3	3-5	After 5
Contractual cash obligations (000's)	Total	1 Year	Years	Years	Years
Capital Leases	$2,984	$2,400	$584	$—	$—
Interest (1)	467	467	—	—	—
Purchased services commitments (2)	8,448	2,966	5,482	—	—
Guarantees (3)	43,287	42,768	519	—	—
Letters of credit (3)	11,074	11,074	—	—	—
Operating Leases (4)	62,092	20,875	23,114	14,164	3,939
Total	$128,352	$80,550	$29,699	$14,164	$3,939

(1)	Future interest payments have been calculated at the current rates as of December 31, 2017.

(2)
Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(3)
Guarantees and letters of credit (“LOCs”) are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Of the outstanding balance of our stand-by LOCs, $11.1 million directly reduces the amount available to us from our Credit Facility. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.

(4)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2017.

Stock repurchase programs

On November 4, 2015, our Board authorized us to engage in a repurchase program to repurchase up to $70.0 million in aggregate value of our Common Stock during the twelve-month period following November 4, 2015. This plan terminated on November 3, 2016. A total of 1,360,249 shares were purchased through this plan for $63.0 million, excluding commission payments.

On October 26, 2016, our Board authorized us to engage in a repurchase program to repurchase up to $100.0 million in aggregate value of our Common Stock during the twelve-month period following October 26, 2016. As of October 26, 2017, we spent $30.4 million, excluding commission payments, to purchase 770,808 shares of our Common Stock under this plan.

On November 2, 2017, the Board approved the extension of the Company’s existing stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. As of December 31, 2017, 180,270 shares were purchased under this plan for $10.5 million, excluding commission payments, after it was extended on November 2, 2017. In addition, during the period January 1, 2018 to March 5, 2018, the Company repurchased an additional 527,825 shares for $33.3 million, and $25.8 million was available under the plan to repurchase shares.

Purchases under the repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of our officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements.

Off-balance sheet arrangements

As of December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

The new accounting pronouncements that impact our business are included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements and are incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of December 31, 2017, we conducted business in 10 countries outside the U.S. As such, our cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. For 2017, we generated $288.5 million of our net operating revenues from operations outside the U.S.

A 10% reduction in the foreign currency exchange rate from British Pounds to U.S. dollars would have a $18.8 million negative impact on consolidated revenue, and a negligible impact on net income. A 10% reduction in other foreign currency exchange rates would not have a significant impact on our financial results.

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

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting which is presented in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
The Providence Service Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Mercury Parent, LLC, (a 46.6 percent owned investee company) as of and for the year ended December 31, 2017. The Company’s investment in Mercury Parent, LLC at December 31, 2017 was $169.7 million, and its equity in net gain of Mercury Parent, LLC was $13.4 million for the year ended December 31, 2017. The financial statements of Mercury Parent, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mercury Parent, LLC, is based solely on the report of the other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.
Stamford, Connecticut
March 9, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
The Providence Service Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited The Providence Service Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated March 9, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Stamford, Connecticut
March 9, 2018

The Providence Service Corporation
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$95,310	$72,262
Accounts receivable, net of allowance of $5,762 in 2017 and $5,901 in 2016	158,926	162,115
Other receivables	5,759	12,639
Prepaid expenses and other	35,243	37,895
Restricted cash	1,091	3,192
Total current assets	296,329	288,103
Property and equipment, net	50,377	46,220
Goodwill	121,668	119,624
Intangible assets, net	43,939	49,124
Equity investments	169,912	161,363
Other assets	12,028	8,397
Restricted cash, less current portion	5,205	10,938
Deferred tax asset	4,632	1,510
Total assets	$704,090	$685,279
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$2,400	$1,721
Accounts payable	15,404	22,177
Accrued expenses	103,838	102,381
Accrued transportation costs	83,588	72,356
Deferred revenue	17,381	20,522
Reinsurance and related liability reserves	4,319	8,639
Total current liabilities	226,930	227,796
Long-term obligations, less current portion	584	1,890
Other long-term liabilities	21,386	22,380
Deferred tax liabilities	41,627	57,973
Total liabilities	290,527	310,039
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,200 and 803,398 issued and outstanding; 5.5%/8.5% dividend rate	77,546	77,565
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,473,598 and 17,315,661 issued and outstanding (including treasury shares)	17	17
Additional paid-in capital	313,955	302,010
Retained earnings	204,818	156,718
Accumulated other comprehensive loss, net of tax	(25,805)	(33,449)
Treasury shares, at cost, 4,126,132 and 3,478,676 shares	(154,803)	(125,201)
Total Providence stockholders' equity	338,182	300,095
Noncontrolling interest	(2,165)	(2,420)
Total stockholders' equity	336,017	297,675
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$704,090	$685,279

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Income
(in thousands except share and per share data)

	Year ended December 31,
	2017	2016	2015

Service revenue, net	$1,623,882	$1,578,245	$1,478,010

Operating expenses:
Service expense	1,489,044	1,452,110	1,381,154
General and administrative expense	72,336	69,911	70,986
Asset impairment charge	—	21,003	—
Depreciation and amortization	26,469	26,604	23,998
Total operating expenses	1,587,849	1,569,628	1,476,138
Operating income	36,033	8,617	1,872

Other expenses:
Interest expense, net	1,278	1,583	1,853
Other income	(5,363)	—	—
Equity in net (gain) loss of investees	(12,054)	10,287	10,970
Gain on sale of equity investment	(12,377)	—	—
Loss (gain) on foreign currency transactions	345	(1,375)	(857)
Income (loss) from continuing operations before income taxes	64,204	(1,878)	(10,094)
Provision for income taxes	4,401	17,036	14,583
Income (loss) from continuing operations, net of tax	59,803	(18,914)	(24,677)
Discontinued operations, net of tax	(5,983)	108,760	107,871
Net income	53,820	89,846	83,194
Net (gain) loss attributable to noncontrolling interests	(451)	2,082	502
Net income attributable to Providence	$53,369	$91,928	$83,696

Net income available to common stockholders (Note 14)	$41,865	$74,374	$67,999

Basic earnings (loss) per common share:
Continuing operations	$3.52	$(1.45)	$(1.83)
Discontinued operations	(0.44)	6.52	6.09
Basic earnings per common share	$3.08	$5.07	$4.26

Diluted earnings (loss) per common share:
Continuing operations	$3.50	$(1.45)	$(1.83)
Discontinued operations	(0.44)	6.52	6.09
Diluted earnings per common share	$3.06	$5.07	$4.26

Weighted-average number of common shares outstanding:
Basic	13,602,140	14,666,896	15,960,905
Diluted	13,673,314	14,666,896	15,960,905

 See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$53,820	$89,846	$83,194
Net loss (income) attributable to noncontrolling interest	(451)	2,082	502
Net income attributable to Providence	53,369	91,928	83,696
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	7,117	(16,618)	(8,075)
Reclassification of translation loss realized upon sale of equity investment	527	—	—
Other comprehensive income (loss)	7,644	(16,618)	(8,075)
Comprehensive income	61,464	73,228	75,119
Comprehensive loss (income) attributable to noncontrolling interest	(255)	1,968	508
Comprehensive income attributable to Providence	$61,209	$75,196	$75,627

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Stockholders' Equity
(in thousands except share data)

				Retained	Accumulated Other
	Common Stock		Additional Paid-In	Earnings (Accumulated	Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Deficit)	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2014	16,870,285	$17	$261,155	$(13,366)	$(8,756)	1,014,108	$(17,686)	$50	$221,414
Stock-based compensation	—	—	26,622	—	—	—	—	—	26,622
Exercise of employee stock options, including net tax benefit of $2,706	247,333	—	7,899	—	—	5,718	(299)	—	7,600
Restricted stock issued	65,447	—	—	—	—	15,961	(759)	—	(759)
Stock repurchase	—	—	—	—	—	816,468	(34,111)	—	(34,111)
Shares surrendered by employees to pay employee taxes related to shares released from escrow	—	—	—	—	—	43,743	(1,968)	—	(1,968)
Conversion of convertible preferred stock to common stock	3,715	—	150	—	—	—	—	—	150
Beneficial conversion feature related to preferred stock	—	—	1,071	—	—	—	—	—	1,071
Convertible preferred stock dividends	—	—	(2,814)	(1,121)	—	—	—	—	(3,935)
Accretion of convertible preferred stock discount	—	—	(1,071)	—	—	—	—	—	(1,071)
Foreign currency translation adjustments, net of tax	—	—	—	—	(8,075)	—	—	—	(8,075)
Noncontrolling interests	—	—	—	—	—	—	—	(502)	(502)
Net income attributable to Providence	—	—	—	83,696	—	—	—	—	83,696
Balance at December 31, 2015	17,186,780	17	293,012	69,209	(16,831)	1,895,998	(54,823)	(452)	290,132
Stock-based compensation	—	—	5,154	—	—	—	—	—	5,154
Exercise of employee stock options, including net tax benefit of $276	105,788	—	3,832	—	—	—	—	—	3,832
Restricted stock issued	22,793	—	—	—	—	2,736	(130)	—	(130)
Stock repurchase	—	—	—	—	—	1,579,942	(70,248)	—	(70,248)
Conversion of convertible preferred stock to common stock	300	—	12	—	—	—	—	—	12
Convertible preferred stock dividends	—	—	—	(4,419)	—	—	—	—	(4,419)
Foreign currency translation adjustments, net of tax	—	—	—	—	(16,618)	—	—	114	(16,504)
Noncontrolling interests	—	—	—	—	—	—	—	(2,082)	(2,082)
Net income attributable to Providence	—	—	—	91,928	—	—	—	—	91,928
Balance at December 31, 2016	17,315,661	17	302,010	156,718	(33,449)	3,478,676	(125,201)	(2,420)	297,675
Stock-based compensation	—	—	7,619	—	—	—	—	—	7,619
Exercise of employee stock options	91,400	—	2,423	—	—	5,665	(238)	—	2,185
Restricted stock issued	36,623	—	—	—	—	19,556	(878)	—	(878)
Performance restricted stock issued	3,773	—	(96)	—	—	—	—	—	(96)
Shares issued for bonus settlement and director stipends	25,646	—	1,107	—	—	—	—	—	1,107
Stock repurchase	—	—	—	—	—	622,235	(28,486)	—	(28,486)
Conversion of convertible preferred stock to common stock	495	—	20	(1)	—	—	—	—	19
Convertible preferred stock dividends	—	—	—	(4,418)	—	—	—	—	(4,418)
Foreign currency translation adjustments, net of tax	—	—	—	—	7,117	—	—	(196)	6,921
Reclassification of translation loss realized upon sale of equity investments	—	—	—	—	527	—	—	—	527
Noncontrolling interests	—	—	—	—	—	—	—	451	451
Other	—	—	22	—	—	—	—	—	22
Net income attributable to Providence	—	—	—	53,369	—	—	—	—	53,369
Cumulative effect adjustment from change in accounting principle	—	—	850	(850)	—	—	—	—	—
Balance at December 31, 2017	17,473,598	$17	$313,955	$204,818	$(25,805)	4,126,132	$(154,803)	$(2,165)	$336,017

 See accompanying notes to the consolidated financial statements

The Providence Service Corporation
 Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net income	$53,820	$89,846	$83,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,542	21,699	20,234
Amortization	7,927	26,026	38,067
Provision for doubtful accounts	1,372	3,759	2,539
Stock-based compensation	7,543	5,136	26,622
Deferred income taxes	(22,996)	(14,130)	(10)
Amortization of deferred financing costs and debt discount	682	1,754	2,041
Write-off of deferred financing charges	—	2,302	—
Gains on remeasurement of contingent consideration	—	—	(2,469)
Asset impairment charge	—	21,003	1,593
Equity in net (gain) loss of investee	(12,054)	10,287	10,970
Gain on sale of equity investment	(12,377)	—	—
Gain on sale of business	—	(167,895)	(123,129)
Deferred income taxes and income taxes payable on gain on sale of business	—	58,492	22,797
Other non-cash charges (credits)	296	(1,323)	(419)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,715	(19,332)	(86,627)
Prepaid expenses and other	15,457	(4,058)	14,654
Reinsurance liability reserve	(5,731)	(4,110)	(611)
Accounts payable and accrued expenses	(9,064)	33,365	(21,900)
Income taxes payable on gain from sale of business	—	(30,153)	—
Accrued transportation costs	11,232	8,654	9,045
Deferred revenue	(4,691)	(4,019)	19,043
Other long-term liabilities	(629)	4,462	463
Net cash provided by operating activities	55,044	41,765	16,097
Investing activities
Purchase of property and equipment	(19,923)	(41,216)	(35,072)
Proceeds from sale of property	—	1,039	—
Proceeds from sale of equity investment	15,593	—	—
Acquisitions, net of cash acquired	—	—	(3,433)
Sale of business, net of cash sold	—	371,580	199,943
Purchase of equity investment	—	(13,663)	(16,072)
Purchase of cost method investments	(3,000)	—	—
Restricted cash for reinsured claims losses	7,834	5,926	(2,058)
Other investing activities	310	239	(18)
Net cash provided by investing activities	814	323,905	143,290
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	—	80,667
Preferred stock dividends	(4,418)	(4,419)	(3,928)
Repurchase of common stock, for treasury	(29,364)	(70,378)	(36,838)
Proceeds from common stock issued pursuant to stock option exercise	1,921	4,108	4,894
Proceeds from long-term debt	—	52,500	34,000
Repayment of long-term debt	—	(357,450)	(305,125)
Payment of contingent consideration	—	—	(7,496)
Other financing activities	(1,927)	(1,182)	(286)
Net cash used in financing activities	(33,788)	(376,821)	(234,112)
Effect of exchange rate changes on cash	978	(1,357)	(911)
Net change in cash	23,048	(12,508)	(75,636)
Cash at beginning of period	72,262	84,770	160,406
Cash at end of period	$95,310	$72,262	$84,770
 See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
Supplemental cash flow information	2017	2016	2015

Cash included in current assets of discontinued operations held for sale	$—	$—	$5,014
Cash paid for interest	$987	$9,768	$16,699
Cash paid for income taxes	$18,128	$55,827	$21,555
Proceeds receivable from option exercise	$562	$—	$—
Purchases of equipment in accounts payable and accrued liabilities	$1,362	$983	$930
Accrued unfunded future equity investment capital contributions	$—	$—	$4,654
Note receivable issued for sale of property	$—	$3,130	$—
Purchase of equipment through capital lease obligation	$1,474	$4,547	$—
Acquisitions:
Purchase price	$—	$—	$—
Less:
Working capital adjustments to purchase price	—	—	(3,433)
Acquisitions, net of cash acquired	$—	$—	$3,433

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands except share and per share data)

1. Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States and workforce development services internationally. The subsidiaries and other investments in which the Company holds interests comprise the following segments:

•	Non-Emergency Transportation Services (“NET Services”) – Nationwide manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations.

•
Workforce Development Services (“WD Services”) – Global provider of employment preparation and placement services, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs.

•
Matrix Investment – Minority interest in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”), a nationwide provider of in-home care optimization and management solutions, including comprehensive health assessments (“CHAs”), to members of managed care organizations, accounted for as an equity method investment. On February 16, 2018, Matrix acquired HealthFair, expanding its service offerings to include mobile health assessments, advanced diagnostic testing, and additional care optimization services.

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company.

Discontinued Operations

During the periods presented, the Company completed the following transactions, which resulted in the presentation of the operations as Discontinued Operations. On November 1, 2015, the Company completed the sale of its Human Services segment. In addition to the results through the sale date, the Company has recorded additional expenses related to legal proceedings as described in Note 18, Commitment and Contingencies, related to an indemnified legal matter. On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in Matrix with Providence retaining a 46.8% equity interest (the “Matrix Transaction”). Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s Health Assessment Services (“HA Services”) segment.

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

The Company holds investments that are accounted for using the equity method. The Company does not control the decision-making process or business management practices of these affiliates. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on management of these affiliates to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from the significant affiliates’ independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company’s consolidated financial statements.

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

At December 31, 2017 and 2016, $40,127 and $21,411, respectively, of cash was held in foreign countries. Such cash is generally used to fund foreign operations, although it may be used also to repay intercompany indebtedness or similar arrangements. As of December 31, 2017, cash held in foreign countries included approximately $15,593 of proceeds from the sale of the Company's joint venture Mission Providence Pty Ltd ("Mission Providence").

Restricted Cash

At December 31, 2017 and 2016, the Company had $6,296 and $14,130, respectively, of restricted cash:

	December 31,
	2017	2016
Collateral for letters of credit - Reinsured claims losses	$—	$2,265
Escrow/Trust - Reinsured claims losses	6,296	11,865
Restricted cash for reinsured claims losses	6,296	14,130
Less current portion	1,091	3,192
Restricted cash, less current portion	$5,205	$10,938

Of the restricted cash amount at December 31, 2017 and 2016:

•	$0 and $2,265, respectively, served as collateral for irrevocable standby letters of credit to secure any reinsured claims losses under the Company’s reinsurance program;

•
the remaining $6,296 and $11,865, respectively, is primarily related to restricted cash held in trusts for reinsurance claims losses under the Company’s historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable amounts at the contractual amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on identified customer collection issues. In circumstances where the Company is aware of a customer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce its net recognized receivable to an amount the Company reasonably expects to collect. The Company also provides a general allowance, based upon historical experience. Under certain contracts of NET Services, final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. As of December 31, 2017 and 2016, accounts receivable under these reconciliation contracts totaled $42,054 and $45,287, respectively. In addition, certain government entities which WD Services serves remit payment substantially beyond the payment terms. The Company monitors these amounts due to the aging of receivables, but generally believes the balances are collectible. However, factors within those government entities could change and there can be no assurance that such changes would not result in an inability to collect the receivables.

The Company’s provision for doubtful accounts expense from continuing operations for the years ended December 31, 2017, 2016 and 2015 was $1,372, $2,892 and $1,369, respectively.

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

First, we perform qualitative assessments for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value amount, then we perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value.

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

As discussed in Note 6, Goodwill and Intangibles, the Company determined that goodwill was impaired for the WD Services segment during the year ended December 31, 2016, and the Company recorded an asset impairment charge related to its goodwill of $5,224. The Company did not record any impairment charges for the year ended December 31, 2017. The Company recorded $1,593 of impairment charges related to its Human Services segment during the year ended December 31, 2015, which is included in "Discontinued operations, net of tax" in the consolidated statements of income.

Recoverability of Intangible Assets Subject to Amortization and Other Long-Lived Assets

Intangible assets subject to amortization and other long-lived assets are carried at cost and are amortized or depreciated on a straight-line basis over their estimated useful lives of 5 to 15 years. In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews the carrying value of long-lived assets or groups of assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset or group of assets is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or group of assets or significant declines in the observable market value of an asset or group of assets. The presence or occurrence of those events indicates that an asset or group of assets may be impaired. In those cases, the Company assesses the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, the Company estimates the fair value of the asset or group of assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets or groups of assets is less than carrying value, the Company records an impairment loss equal to the excess of the carrying value over the estimated fair value. As discussed in Note 6, Goodwill and Intangibles, the Company determined that the WD Services segment’s intangible assets and property and equipment were impaired during the year ended December 31, 2016, and the Company recorded asset impairment charges of $9,983 and $4,381 to property and equipment and customer relationship intangible assets, respectively. The Company did not record any impairment charges for the years ended December 31, 2017 and 2015.

Accrued Transportation Costs

Eligible members of our customers schedule transportation through the Company’s central reservation system. NET Services generally contracts with third-party providers to provide the transportation. The cost of transportation is recorded in the month the services are rendered, based upon contractual rates and mileage estimates. Transportation providers provide invoices once the trip is completed. Any trips that have not been invoiced require an accrual, based upon the expected cost as well as an estimate for cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $83,588 and $72,356 at December 31, 2017 and 2016, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes direct expenses incurred in connection with its credit facilities and other borrowings, and amortizes such expenses over the life of the respective credit facility or other borrowings. Fees charged by lenders on the revolving facility and all fees charged by third parties are recorded as deferred financing costs and fees charged by lenders on term loans are recorded as a debt discount. Deferred financing costs, net of amortization, totaling $388 and $1,070 as of December 31, 2017 and 2016, respectively, are included in “Prepaid expenses and other” and “Other assets”, respectively, on the consolidated balance sheet as there were no borrowings outstanding under the Company’s credit facility.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

NET Services

Capitated contracts. The majority of NET Services revenue is generated under capitated contracts with customers where the Company assumes the responsibility of meeting the covered transportation requirements of a specific geographic population based on per-member per-month fees for the number of members in the customer’s program. Revenue is recognized based on the population served during the period. In some capitated contracts, partial payment is received as a prepayment during the month service is provided. These partial payments may be due back to the customer, or additional payments may be due to the Company, after each reconciliation period, based on a reconciliation of actual utilization and cost compared to the prepayment made.

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

For most contracts, the Company arranges for transportation of members through its network of independent transportation providers, whereby it remits payment to the transportation providers. However, for certain contracts, the Company only provides administrative management services to support the customers’ efforts to serve its clients, and the amount of revenue recognized is based upon the management fee earned.

WD Services

WD Services revenues are primarily generated from providing workforce development and offender rehabilitation services, both of which include employment preparation and placement, apprenticeship and training, youth community service programs and certain health related services to clients on behalf of governmental and private entities. While the specific terms vary by contract and country, the Company often receives four types of revenue streams under contracts with government entities: referral/attachment fees, job placement/job outcome fees, sustainment fees and incentive fees. Referral/attachment fees are typically upfront payments that are payable when a client is referred by the contracting government entity or that client enters the program. Job placement fees are typically payable when a client is employed. Job outcome fees are typically payable when a client attains and holds employment for a specified minimum period of time. Sustainment fees are typically payable when clients maintain a job outcome past specified employment tenure milestones. Incentive fees are generally based upon a calculation that includes a variety of factors and inputs, such as average sustainment rates and client referral rates. Incentive fees vary greatly by contract.

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

If the rate is adjusted but the Company is unable to adjust its costs accordingly, or if the volume or types of referrals are lower than estimated, our profitability may be negatively impacted. Volume levels are typically not guaranteed under contracts.

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

•
The Company calculates the fair value of stock options using the Black-Scholes option-pricing formula. The fair value of non-vested restricted stock grants is determined based on the closing market price of the Company’s Common Stock on the date of grant. Stock-based compensation expense charged against income for stock options and stock grants is based on the grant-date fair value. Forfeitures are recorded as they occur. The expense for stock-based compensation awards is amortized on a straight-line basis over the requisite service period, which is typically the vesting period.

•
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

•
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

•
The Company calculates the fair value of market-based stock awards, including the Company’s 2015 Holding Company LTI Program (the “HoldCo LTIP”) awards, using the Monte-Carlo simulation valuation model. Forfeitures are recorded as they occur. Compensation expense for market-based awards is recognized over the requisite service period regardless of whether the market conditions are expected to be achieved.

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

The Company has recorded a valuation allowance which includes amounts for net operating losses and tax credit carryforwards, as more fully described in Note 17, Income Taxes, for which the Company has concluded that it is more likely than not that these net operating loss and tax credit carryforwards will not be realized in the ordinary course of operations.

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

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted as more fully described in Note 17, Income Taxes.

Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the U.S. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at the average exchange rate for each applicable month. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity within the consolidated balance sheets.

Loss Reserves for Certain Reinsurance and Self-Funded Insurance Programs

The Company historically reinsured a substantial portion of its automobile, general and professional liability and workers’ compensation costs under reinsurance programs primarily through the Company’s wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona. As of May 16, 2017, SPCIC did not renew the expiring reinsurance policies. SPCIC will continue to resolve claims under the historical policy years.

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of December 31, 2017 and 2016, the Company had reserves of $6,699 and $11,240, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of December 31, 2017 and 2016 of $12,448 and $16,505, respectively, is classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of December 31, 2017 and 2016 was $5,749 and $5,265, respectively, and is classified as “Other receivables” and “Other assets” in the consolidated balance sheets.

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $275 per person, subject to an aggregating stop-loss limit of $400. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2017 and 2016, the Company had $2,229 and $3,022, respectively, in reserve for its self-funded health insurance programs. The reserves are classified as “Reinsurance and related liability reserves” in the consolidated balance sheets.

The Company utilizes analysis prepared by third-party administrators and independent actuaries based on historical claims information with respect to the general and professional liability coverage, workers’ compensation coverage, automobile liability, automobile physical damage, and health insurance coverage to determine the amount of required reserves.

The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves, such as assessing historical paid claims, average lag times between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

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

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See Note 20, Discontinued Operations, for a summary of discontinued operations.

Earnings Per Share

The Company computes basic earnings per share by taking net income attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period, including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings per share includes the potential dilution that may occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how the Company computes earnings per share, see Note 14, Earnings Per Share.

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

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the year ended December 31, 2017:

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

The Company excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis resulting in a decrease in diluted weighted average shares outstanding of 4,642 shares for the year ended December 31, 2017.

The adoption of ASU 2016-09 subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon the fair value of the award at the grant date. For the year ended December 31, 2017, the Company recorded excess tax deficiencies, net, of $3,604 as an increase to the provision for income taxes. This deficiency primarily related to the Company's Holdco LTIP. As further explained in Note 12, Stock-Based Compensation and Similar Arrangements, no shares were distributed under the Company’s HoldCo LTIP as the volume weighted average of Providence’s stock price over the 90-day trading period ended on December 31, 2017 did not exceed $56.79. As this market condition was not satisfied, a related tax deficiency was recognized during the year ended December 31, 2017 of $3,590.

The Company elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. This resulted in an increase in cash flows provided by operating activities of $282, offset by an increase of $282 in cash flows used in financing activities in the consolidated statement of cash flows for the year ended December 31, 2016, and an increase in cash flows provided by operating activities of $2,857, offset by an increase of $2,857 in cash flows used in financing activities in the consolidated statement of cash flows for the year ended December 31, 2015. Additionally, ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically classified these amounts.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). ASU 2017-03 expands required qualitative disclosures when registrants cannot reasonably estimate the impact that adoption of an ASU will have on the financial statements. Such qualitative disclosures would include a comparison of the registrant’s new accounting policies, if determined, to current accounting policies, a description of the status of the registrant’s process to implement the new standard and a description of the significant implementation matters yet to be addressed by the registrant. The Company implemented ASU 2016-15 in its consolidated financial statements for the year ended December 31, 2017 resulting in enhanced qualitative disclosures regarding future adoption of new ASUs.

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

Recent accounting pronouncements that were not yet adopted by the Company through December 31, 2017 are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 introduced FASB Accounting Standards Codification Topic 606 (“ASC 606”), which will replace most currently applicable existing revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which is effective for the Company on January 1, 2018.

The Company has substantially completed its adoption plan, under which it performed conceptual and detailed contract reviews to determine the impact of ASC 606 on its financial statements, internal controls and operational processes. The guidance in ASC 606 on the following topics was critical to the Company’s analysis:

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

The impact of adoption on revenue for each segment is as follows:

NET Services – For non-emergency transportation solutions, the Company will primarily use the right-to-invoice practical expedient to account for revenue when the Company has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date. This is consistent with the Company’s current revenue recognition policy. The only impact identified for NET Services is the presentation of one contract on a net basis which is currently accounted for on a gross basis, as the Company does not control the service, as defined under the new standard.

WD Services – WD Services has a number of contracts which include variable consideration, whereby it earns revenues if certain contractually defined outcomes occur in the future. When the related performance obligations are satisfied over time, the Company will recognize revenue in the proportion that the outcome has been earned based on services provided. The amount of revenue is based upon the Company’s estimate of the final amount of outcome fees to be earned. The Company will evaluate probability using either the expected value method or the most likely amount method, as appropriate. At each reporting period, the Company will update its estimate of outcome fees, based upon actual results as well as refined estimates of future results, and will record an adjustment to revenue, based upon services performed to date. Under the new standard, the Company may recognize revenues for outcome fees earlier under the new standard, as revenue is currently recognized upon the final resolution of the contingency, i.e. the outcome is able to be invoiced. However, under certain contracts the Company receives up-front fees, which may be recognized over a longer period under the new standard as compared to current guidance. As of adoption, such impacts are not material to the consolidated financial statements.

The new standard will require the Company to recognize contract assets and liabilities on its balance sheet as appropriate. Additionally, the Company will be required to make additional disclosures about the nature of its contracts and the related performance obligations.

The Company is in its final stages of quantifying the financial impacts of the new guidance based on the contracts that exist at the date of adoption, as well as evaluating presentation of our revenues and required enhancements to disclosures. We have implemented both process and information systems changes to identify and assess contracts that are impacted by the new revenue recognition criteria and accumulate data to satisfy new disclosure requirements. As discussed above, we expect the new standard will have an immaterial impact on our consolidated financial statements, other than increased disclosures, upon adoption. Changes to revenue recognition as a result of applying the new standard will largely arise from outcome fees as described above, as well as the timing of revenue recognition for up-front fees. The Company will use the modified retrospective adoption method, and plans to adopt the standard on January 1, 2018.

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

ASU 2016-02 is effective for publicly held entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. The Company is assessing the impact of applying ASC 842 to its lease agreements. It is in the process of developing an adoption plan, assembling a cross-functional project team and assessing the impacts of applying ASC 842 to the Company’s financial statements, information systems and internal controls. The assessment of applying ASU 2016-02 is ongoing and, therefore, the Company has not yet determined whether the impacts will be material to the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company will adopt ASU 2016-15 on January 1, 2018. The adoption is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 must be adopted retrospectively. The Company will adopt ASU 2016-15 on January 1, 2018. The adoption will impact the Company's consolidated statements of cash flow as the Company has restricted cash totaling $6,296 at December 31, 2017. Additionally, the Company will be required to make additional disclosures detailing the balance sheet line items that are included in the sum of cash, cash equivalents and restricted cash in the consolidated statements of cash flow.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company will adopt ASU 2016-15 on January 1, 2018. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Equity Investment

Matrix

Prior to the closing of the Matrix Transaction on October 19, 2016, the financial results of Matrix were included in the Company’s HA Services segment. Subsequent to the closing of the Matrix Transaction, the Company owned a 46.8% noncontrolling interest in Matrix. As of December 31, 2017, the Company owned a 46.6% noncontrolling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (gain) loss of investees” in the accompanying consolidated statements of income.

The carrying amount of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2017 and 2016 totaled $169,699 and $157,202, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	December 31,
	2017	2016
Current assets	$37,563	$28,589
Long-term assets	597,613	614,841
Current liabilities	27,718	25,791
Long-term liabilities	240,513	281,348

	Twelve months ended December 31, 2017	October 19, 2016 through December 31, 2016
Revenue	$227,872	$41,635
Operating income (loss)	11,870	(4,079)
Net income (loss)	26,665	(4,200)

Included in Matrix’s standalone net income of $26,665 for the year ended December 31, 2017 is depreciation and amortization of $33,512, transaction related expenses of $3,537, which includes $2,679 of transaction incentive compensation, equity compensation of $2,639, management fees paid to Matrix’s shareholders of $2,331, merger and acquisition due diligence related costs of $685, interest expense of $14,818 and an income tax benefit of $29,613. The income tax benefit primarily related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate as a result of the Tax Reform Act. Included in Matrix’s standalone net loss of $4,200 for the year ended December 31, 2016 is depreciation and amortization of $6,356, transaction related expenses of $6,367, which includes $4,033 of transaction incentive compensation, equity compensation of $407, management fees paid to Matrix’s shareholders of $396, interest expense of $2,949 and an income tax benefit of $2,828.

See Note 20, Discontinued Operations, for Matrix’s January 1, 2016 through October 19, 2016 results of operations, as well as the results of operations for the year ended December 31, 2015.

Mission Providence

The Company entered into a joint venture agreement in November 2014 with Mission Australia ACN (“Mission Australia”) to form Mission Providence. Mission Providence delivers employment preparation and placement services in Australia. The

Company had a 60% ownership interest in Mission Providence, and had rights to 75% of Mission Providence’s distributions of cash or profit surplus twice per calendar year. The Company accounted for this investment under the equity method of accounting and the Company’s share of Mission Providence’s income or losses was recorded as “Equity in net (gain) loss of investees” in the accompanying consolidated statements of income. Cash contributions made to Mission Providence in exchange for its equity interests are included in the consolidated statements of cash flows as “Purchase of equity investments”.

On September 29, 2017, the Company and Mission Australia completed the sale of 100% of the stock of Mission Providence pursuant to a share sale agreement. Upon the sale of Mission Providence, the Company received AUD 20,184, or $15,823 of proceeds, for its equity interest, net of transaction fees. Subsequently, a working capital adjustment was finalized in December 2017 resulting in the return of $229 of the proceeds. The related gain on sale of Mission Providence totaling $12,377 is recorded as “Gain on sale of equity investment” in the accompanying consolidated statements of income. The carrying amount of the assets included in the Company’s consolidated balance sheet related to the Company’s interest in Mission Providence was $4,021 at December 31, 2016.

Summary financial information for Mission Providence on a standalone basis is as follows:

December 31, 2016
Current assets	$4,640
Long-term assets	10,473
Current liabilities	12,844
Long-term liabilities	1,655

	Nine months ended September 30, 2017	Twelve months ended December 31, 2016
Revenue	$30,125	$36,546
Operating loss	(1,765)	(9,664)
Net loss	(1,934)	(8,843)

4.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31,
	2017	2016
Prepaid income taxes	$1,106	$1,467
Escrow funds	10,000	10,000
Prepaid insurance	2,121	3,153
Prepaid taxes and licenses	906	3,570
Note receivable	3,224	3,130
Prepaid rent	2,268	2,013
Deposits held for leased premises and bonds	2,849	2,609
Other	12,769	11,953
Total prepaid expenses and other	$35,243	$37,895

Escrow funds represent amounts related to indemnification claims from the sale of the Human Services segment, which was completed on November 1, 2015. The Company has accrued $15,000 as a contingent liability for the settlement of potential indemnification claims, which is included in “Accrued expenses” in the consolidated balance sheet as of December 31, 2017. The escrow funds will be used to satisfy a portion of this settlement. See Note 18, Commitments and Contingencies, for further information.

5.    Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful			December 31,
	Life (years)			2017	2016
Computer and telecom equipment	3	—	5	$35,915	$31,854
Software	3	—	5	32,989	26,883
Leasehold improvements	Shorter of 7 years or lease term			17,890	16,720
Furniture and fixtures	5	—	10	6,416	8,070
Automobiles		5		3,797	3,597
Construction and development in progress		N/A		13,384	5,831
				110,391	92,955
Less accumulated depreciation				60,014	46,735
Total property and equipment, net				$50,377	$46,220

Depreciation expense from continuing operations was $18,542, $18,038 and $14,488 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company sold the building and land that included holding company office space in Arizona effective December 31, 2016 resulting in an asset impairment charge of $1,415 for the year ended December 31, 2016. The Company recorded an asset impairment charge of $9,983 for the year ended December 31, 2016 related to its WD Services segment based on its review of the carrying value of long-lived assets. The impairment charges are reflected in “Asset impairment charge” in the consolidated statement of income for the year ended December 31, 2016. See Note 6, Goodwill and Intangibles¸ for further discussion of the impairment charges incurred related to the WD Services segment during 2016. Construction in progress as of December 31, 2017 is primarily comprised of NET Services, which has incurred substantial software development costs for its LCAD NextGen technology system. Such amounts are expected to be placed into service during 2018.

6. Goodwill and Intangibles

Impairment

The Company did not record any impairment charges for the year ended December 31, 2017. During the fourth quarter of 2016, the Company reviewed WD Services for impairment, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the United Kingdom (“UK”) impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK; and a change in senior management at WD Services during the fourth quarter. As a result, the Company performed a quantitative test comparing the fair value of the asset groupings comprising WD Services with the carrying amounts and recorded an asset impairment charge of $4,381 to definite-lived customer relationship intangible assets, which is recorded in “Asset impairment charge” on the Company’s consolidated statement of operations. In addition, the Company reviewed the carrying value of goodwill of WD Services, noting the carrying value exceeded the fair value. Therefore, the Company performed the second step of the impairment test, in which the fair value of the reporting unit is allocated to all of the assets and liabilities, on a fair value basis, with any excess representing the implied value of goodwill of the reporting unit. The fair value was determined using an income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth rates and operating margins, working capital requirements and capital expenditures. Based on this analysis, the carrying value of goodwill of the WD Services reporting unit exceeded the implied fair value and the Company recorded an asset impairment charge of $5,224, which is included in “Asset impairment charge” on the Company’s consolidated statement of operations. The Company reviewed the carrying value of other long-lived assets and goodwill, and noted no indicators of impairment for NET Services or the Matrix Investment during the year ended December 31, 2016. The Company recorded $1,593 of impairment charges related to its Human Services segment during the year ended December 31, 2015, which is included in “Discontinued operations, net of tax” in the consolidated statements of income.

Goodwill

Changes in goodwill were as follows:

	NET Services	WD Services	Consolidated Total
Balances at December 31, 2015
Goodwill	$191,215	$40,784	$231,999
Accumulated impairment losses	(96,000)	(6,041)	(102,041)
	95,215	34,743	129,958

Asset impairment charge	—	(5,224)	(5,224)
Foreign currency translation adjustment	—	(5,110)	(5,110)
Balances at December 31, 2016
Goodwill	191,215	35,674	226,889
Accumulated impairment losses	(96,000)	(11,265)	(107,265)
	95,215	24,409	119,624

Foreign currency translation adjustment	—	2,044	2,044
Balances at December 31, 2017
Goodwill	191,215	37,718	228,933
Accumulated impairment losses	(96,000)	(11,265)	(107,265)
	$95,215	$26,453	$121,668

The total amount of goodwill that was deductible for income tax purposes related to acquisitions as of December 31, 2017 and 2016 was $4,222.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, trademarks and trade names, and developed technology. Intangible assets consisted of the following:

		December 31,
		2017		2016
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$48,128	$(33,136)	$48,020	$(29,941)
Customer relationships	10	30,583	(11,871)	27,915	(8,147)
Trademarks and Trade Names	10	14,525	(5,205)	13,282	(3,431)
Developed technology	5	3,228	(2,313)	2,951	(1,525)
Total		$96,464	$(52,525)	$92,168	$(43,044)

The gross carrying amount as of December 31, 2017 and 2016 includes the asset impairment charge of $4,381 to definite-lived customer relationship intangible assets of WD Services recorded during the year ended December 31, 2016. The weighted-average amortization period at December 31, 2017 for intangibles was 12.3 years. No significant residual value is estimated for these intangible assets. Amortization expense from continuing operations was $7,927, $8,566 and $9,510 for the years ended December 31, 2017, 2016 and 2015, respectively.

The total amortization expense is estimated to be as follows for the next five years and thereafter as of December 31, 2017 based upon the applicable foreign exchange rates as of December 31, 2017:

Year	Amount
2018	$8,126
2019	7,749
2020	7,473
2021	7,387
2022	7,025
Thereafter	6,179
Total	$43,939

7.    Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2017	2016
Accrued compensation and related	$33,653	$23,050
NET Services accrued contract payments	17,487	32,836
Accrued settlement	15,000	6,000
Income taxes payable	3,723	372
Other	33,975	40,123
Total accrued expenses	$103,838	$102,381

8. Restructuring, Redundancy and Related Reorganization Costs

WD Services has two active redundancy programs at December 31, 2017. During the year ended December 31, 2017, WD Services had four redundancy programs. Of these four redundancy plans, two were approved in 2015 and have been completed; a plan related to the termination of employees delivering services under an offender rehabilitation program (“Offender Rehabilitation Program”) and a plan related to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the United Kingdom (“UK Restructuring Program”). In addition, a redundancy plan related to the termination of employees as part of a value enhancement project (“Ingeus Futures’ Program”) to better align costs with revenue for certain contracts in the UK and to improve overall operating performance was approved in 2016 and a further redundancy program to align costs with revenue for offender rehabilitation services (“Delivery First Program”) was approved in the fourth quarter of 2017. The Company recorded severance and related charges of $2,577 and $8,511 during the years ended December 31, 2017 and 2016, respectively, relating to the termination benefits for employee groups and specifically identified employees impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying consolidated statements of income.

The initial estimates of severance and related charges for the plans were based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. Additional charges above the initial estimates were incurred for the redundancy plans related to the actualization of termination benefits for specifically identified employees impacted under these plans, as well as an increase in the number of individuals impacted by these plans. The final identification of the employees impacted by each program is subject to customary consultation procedures. In addition, additional phases of value enhancement projects may be undertaken in the future, if costs and revenue are not aligned.

Summary of Severance and Related Charges

	January 1, 2017	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	December 31, 2017
Ingeus Futures' Program	$2,486	$1,223	$(3,386)	$159	$482
Offender Rehabilitation Program	1,380	(40)	(1,357)	17	—
UK Restructuring Program	50	(53)	—	3	—
Delivery First Program	—	1,447	(184)	24	1,287
Total	$3,916	$2,577	$(4,927)	$203	$1,769

	January 1, 2016	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	December 31, 2016
Ingeus Futures' Program	$—	$2,515	$—	$(29)	$2,486
Offender Rehabilitation Program	6,538	4,865	(8,924)	(1,099)	1,380
UK Restructuring Program	2,059	1,131	(3,031)	(109)	50
Total	$8,597	$8,511	$(11,955)	$(1,237)	$3,916

The total of accrued severance and related costs of $1,769 and $3,916 are reflected in “Accrued expenses” in the consolidated balance sheets at December 31, 2017 and 2016, respectively. The amount accrued as of December 31, 2017 for the Ingeus Futures’ Program and Delivery First Program is expected to be settled principally during 2018.

9. Long-Term Obligations

The Company’s long-term obligations were as follows:

	December 31, 2017	December 31, 2016

$200,000 revolving loan, LIBOR plus 2.25% - 3.25% with interest payable at least once every three months through August 2018	$—	$—
Capital lease obligations	2,984	3,611
	2,984	3,611
Less current portion of capital lease obligations	2,400	1,721
Total long-term obligations, less current portion	$584	$1,890

Annual maturities of capital lease obligations as of December 31, 2017 are as follows:

Year	Amount
2018	$2,400
2019	504
2020	80
Total	$2,984

Credit Facility

The Company is a party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides the Company with a $200,000 revolving credit facility (the “Credit Facility”), including a sub-facility of $25,000 for letters of credit. As of December 31, 2017, the Company had no borrowings and seven letters of credit in the amount of $11,074 outstanding under the revolving credit facility. At December 31, 2017, the Company’s available credit under the revolving credit facility was $188,926. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75,000 with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Facility matures on August 2, 2018.

Interest on the outstanding principal amount of loans accrues, at the Company’s election, at a per annum rate equal to LIBOR, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on the Company’s consolidated leverage ratio.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future domestic subsidiaries, excluding certain domestic subsidiaries which include the Company’s insurance captive. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of the Company’s respective assets, including a pledge of 100% of the issued and outstanding stock of the Company’s domestic subsidiaries, excluding the Company’s insurance captive, and 65% of the issued and outstanding stock of the Company’s first tier foreign subsidiaries.

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

Capital Leases

NET Services has seven capital leases for information technology hardware and software with termination dates ranging from January 2018 through October 2020. The terms of the leases are between 12 and 36 months, with interest recorded at an incremental borrowing rate of 3.28%. At December 31, 2017, $6,045 represents equipment under capital leases and $1,642 represents accumulated depreciation recognized on this leased equipment.

10. Convertible Preferred Stock, Net

The Company completed a rights offering on February 5, 2015 (the “Rights Offering”) providing all of the Company’s existing common stock holders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price equal to $100.00 per share (“Preferred Stock”). The Preferred Stock is convertible into shares of Providence’s Company’s common stock, $0.001 par value per share (“Common Stock”) at a conversion price equal to $39.88 per share, which was the closing price of the Company’s Common Stock on the NASDAQ Global Select Market on October 22, 2014.

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

In the event the Company does not declare and pay a cash dividend, the Company will declare a payment in kind (“PIK”) dividend by increasing the liquidation preference of the convertible Preferred Stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to the liquidation preference then in effect multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination. All holders of the Company’s Preferred Stock are able to convert their Preferred Stock into shares of Common Stock at a rate of approximately 2.51 shares of Common Stock for each share of Preferred Stock. As of December 31, 2017, 1,800 shares of Preferred Stock have been converted to 4,510 shares of Common Stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and commenced on April 1, 2015, and, if declared, begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, accrue cumulatively on the same schedule as set forth above for cash dividends and are also compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends on redeemable convertible preferred stock totaling $4,418, or $5.50 per share, $4,419, or $5.50 per share, and $3,928, or $4.88 per share, were distributed to convertible preferred stockholders for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes the Preferred Stock activity for the years ended December 31, 2017 and 2016:

	Dollar Value	Share Count
Balance at December 31, 2015	$77,576	803,518
Conversion to common stock	(12)	(120)
Allocation of issuance costs	1	—
Balance at December 31, 2016	$77,565	803,398
Conversion to common stock	(20)	(198)
Allocation of issuance costs	1	—
Balance at December 31, 2017	$77,546	803,200

As of December 31, 2017 and 2016, the outstanding shares of Preferred Stock were convertible into 2,014,042 and 2,014,538 shares of Common Stock, respectively.

11.    Stockholders’ Equity

At December 31, 2017 and 2016 there were 17,473,598 and 17,315,661 shares of the Company’s Common Stock issued, respectively, including 4,126,132 and 3,478,676 treasury shares at December 31, 2017 and 2016, respectively.

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

The following table reflects the total number of shares of the Company’s Common Stock reserved for future issuance as of December 31, 2017:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	681,608
Conversion of preferred stock to common stock	2,014,042
Issuance of Performance Restricted Stock Units	18,122
Total shares of common stock reserved for future issuance	2,713,772

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

On October 26, 2016, the Board authorized a new repurchase program, under which the Company may repurchase up to $100,000 in aggregate value of the Company’s Common Stock during the twelve-month period following October 26, 2016. Through October 26, 2017, a total of 770,808 shares were purchased through this plan for $30,360, excluding commission payments.

On November 2, 2017, the Board approved the extension of the Company’s October 26, 2016 stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69,640 (the amount remaining from the $100,000 repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. As of December 31, 2017, 180,270 shares were purchased under this plan after it was extended on November 2, 2017 for $10,503, excluding commission payments.

During the years ended December 31, 2017, 2016 and 2015, the Company withheld 19,556, 2,736 and 15,961 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards. In addition, during the years ended December 31, 2017 and 2015, the Company withheld 5,665 and 5,718 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations and the exercise price upon the exercise of stock options. During the year ended December 31, 2015, the Company withheld 43,743 shares to cover the settlement of income tax and related benefit withholding obligations arising from shares held by employees that were released from escrow related to the Matrix acquisition, which shares are treated as treasury stock.

12.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

The following table summarizes the activity under the 2006 Plan as of December 31, 2017:

	Number of shares of the Company's Common Stock authorized for	Number of shares of the Company's Common Stock remaining for	Number of shares of the Company's Common Stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	1,938,666	606,695	111,157

The following table reflects the amount of stock-based compensation, for share settled awards issued to employees and non-employee directors, recorded in each financial statement line item for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Service expense	$491	$830	$21,480
General and administrative expense	7,052	4,324	5,027
Equity in net (gain) loss of investees	76	18	—
Discontinued operations, net of tax	—	(18)	115
Total stock-based compensation	$7,619	$5,154	$26,622

Stock-based compensation included in service expense is related to the following segments:

	Year Ended December 31,
	2017	2016	2015
NET Services	$434	$841	$724
WD Services (a)	57	(11)	20,756
Total stock-based compensation in service expense	$491	$830	$21,480

(a)	WD Services includes $16,078 for the year ended December 31, 2015 related to the acceleration of awards pursuant to the separation agreements for two executives.

The amounts above exclude tax benefits of $2,885, $2,072 and $2,322 for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Options

During the year ended December 31, 2016, the Company did not grant any stock options. The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions for the years ended December 31, 2017 and 2015:

	Year Ended December 31,
	2017			2015
Expected dividend yield	0.0%			0.0%
Expected stock price volatility	19.45%	—	42.95%	33.8%	—	46.14%
Risk-free interest rate	0.95%	—	2.23%	0.4%	—	1.35%
Expected life of options (years)	0.03	—	6.50	0.03	—	4.00

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant which corresponds to the expected life of the award. The expected stock price volatility was based on the Company’s historical data. The expected lives of options were based on the Company’s historical data, a simplified method for plain vanilla options, or the Company’s best estimate where appropriate.

During the fourth quarter of 2017, James Lindstrom resigned from the Company as Chief Executive Officer ("CEO") and board member of the Company. As a result of Mr. Lindstrom's resignation as CEO, a separation agreement was entered into between the Company and Mr. Lindstrom. As a result of this separation agreement, Mr. Lindstrom was granted 125,000 stock options with an exercise price of $61.33 per share that were immediately vested. The options are exercisable through December 31, 2018.

During the year ended December 31, 2017, the Company issued 91,400 shares of its Common Stock in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2017:

	Year ended December 31, 2017
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period	355,598	$33.48
Granted	371,775	57.08
Exercised	(115,825)	29.77
Forfeited/Cancelled	(854)	46.44
Expired	(3,999)	24.59
Outstanding at end of period	606,695	$48.70	2.62	$6,705
Vested or expected to vest at end of period	606,695	$48.70	2.62	$6,705
Exercisable at end of period	357,984	$44.65	2.10	$5,508

The weighted-average grant-date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year ended December 31,
	2017	2016	2015
Weighted-average grant date fair value per share	$9.05	$—	$8.77
Options exercised:
Total intrinsic value	$2,010	$979	$6,659
Cash received	$1,921	$4,108	$4,894

Stock Option Modifications

During the fourth quarter of 2017, as a result of the separation agreement between the Company and Mr. Lindstrom, Mr. Lindstrom's outstanding stock options from his grants of 11,319 on August 6, 2015 and 9,798 on March 15, 2017 were modified to accelerate the vesting date of both awards to November 15, 2017 and allow exercise of the stock options until December 31, 2018. As a result of the modification to the terms of the original stock options granted to Mr. Lindstrom, the Company recognized an accelerated expense of $83 on the award for the year ended December 31, 2017.

During the second quarter of 2015, Warren Rustand terminated his role as CEO and board member of the Company, but remained employed as a Senior Advisor through the end of 2015. As a result of Mr. Rustand’s termination as CEO, a separation agreement was entered into between the Company and Mr. Rustand. As a result of this separation agreement, Mr. Rustand’s outstanding stock options from his grant of 200,000 stock options on September 11, 2014 were modified to accelerate the vesting date for the second tranche of options from June 30, 2015 to June 5, 2015, and the exercise period for all vested options of 133,332 was lengthened. In addition, the third tranche of options, consisting of 66,668 options, was cancelled. As a result of the modifications to the terms of the original stock options granted to Mr. Rustand, the Company recognized additional stock-based compensation expense of $737 for the year ended December 31, 2015.

Restricted Stock Awards

During the year ended December 31, 2017, the Company granted 33,420 shares of restricted stock (“RSAs”) to non-employee directors of its Board, executive officers and certain key employees. The awards primarily vest in three equal installments on the first, second and third anniversaries of the date of grant.

During the year ended December 31, 2017, the Company issued 36,623 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs granted in 2016, 2015 and 2014 under the Company’s 2006 Plan. As of December 31, 2017 and 2016, 10,134 shares were vested but not released due to an additional holding period required by the grant agreement.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted Common Stock during the year ended December 31, 2017:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of period	72,198	$44.44
Granted	33,420	$43.91
Vested	(36,623)	$43.42
Forfeited or cancelled	(4,216)	$47.17
Non-vested at end of period	64,779	$44.82

As of December 31, 2017, there was $4,331 of unrecognized compensation cost related to unvested share settled stock options and RSAs granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of stock options and RSAs vested was $3,550, $1,383 and $3,709 for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Restricted Stock Award Grants

During the year ended December 31, 2014, the Board approved the grant of 596,915 RSAs to two individuals in connection with the Ingeus acquisition. The grants were made outside of the 2006 Plan, as they were related to the acquisition. However, since the term of the awards provided for vesting based on continued employment, the awards were accounted for as stock-based compensation. The shares necessary to settle these awards were placed in an escrow account in 2014, and were releasable from escrow in accordance with the vesting of the awards. Per the original terms of the agreements, the awards vested upon continued employment of the grantees, in four equal installments on the anniversary date of the grant. However, on October 15, 2015, the Company entered into agreements whereby the executives’ employment was terminated by mutual agreement and vesting was no longer based upon continued employment. The Company recognized $16,078 in stock-based compensation expense at the time of the modification, which otherwise would have been recognized over the remainder of the vesting period. Additionally, the Company recognized accelerated deferred compensation expense of $4,714 related to these agreements during the year ended December 31, 2015. As of December 31, 2017, 149,228 underlying shares to settle the awards are held in the escrow account and will be released in 2018, although all expense was recognized as of December 31, 2015.

Restricted Stock Units

During the year ended December 31, 2016, the Company granted 5,930 restricted stock units to a key employee, related to the terms of a separation agreement, that vested on January 3, 2017. The units were settled through a cash payment of $304 during the year ended December 31, 2017. The award was liability classified, and the expense recorded was based upon the Company’s closing stock price at the end of each reporting period and the completed requisite service period.

Performance Restricted Stock Units

The Company had 18,122 performance restricted stock units (“PRSUs”) outstanding at December 31, 2017. These awards vest upon the Company or its segments meeting certain performance criteria over a set performance period as determined, and subject to adjustment, by the Company’s Compensation Committee of the Board. 13,262 of the outstanding PRSUs at December 31, 2017 have a performance criteria tied to the Company’s return on equity (“ROE”), with performance periods ending on December 31, 2017. The grantees will earn 33% of PRSUs granted if the ROE is 12% but less than 15%, and 100% of the PRSUs granted if the ROE is 15% or more. If ROE is less than 12%, no PRSUs will be earned. The Company has determined, subsequent to December 31, 2017, that none of these PRSUs, with a performance period ended December 31, 2017, will vest. 4,860 of the outstanding PRSUs at December 31, 2017 have a performance criteria tied to NET Services’ EBITDA and the Company’s EBITDA performance with performance periods ending on December 31, 2017. The Company expects all of these PRSUs, with a performance period ended December 31, 2017, to vest. Compensation expense (benefit) related to these awards totaled $19, ($270) and $613 for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash Settled Awards

During the years ended December 31, 2017, 2016 and 2015, respectively, the Company issued 3,097, 3,360 and 4,000 stock equivalent units (“SEUs”), which settle in cash upon vesting, to Coliseum Capital Partners, L.P., in lieu of a grant to Christopher Shackelton, Chairman of the Board, for his service on the Board, which vest one-third upon each anniversary of the vesting date. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. The Company recorded $235, $287 and $588 of expense for SEUs during the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2014, the Company issued 200,000 stock option equivalent units (“SOEUs”), with an exercise price of $43.81 per share, which settle in cash, to Coliseum Capital Partners, L.P in lieu of a grant to Christopher Shackelton, for other services rendered. All 200,000 SOEUs were outstanding and exercisable at December 31, 2017. This award vested one-third upon grant, one-third on June 30, 2015 and one-third on June 30, 2016. No additional SOEUs were granted during the years ended December 31, 2017, 2016 and 2015. The Company recorded $2,146 and $1,888 of expense for SOEUs during the years ended December 31, 2017 and 2015, respectively, and a benefit of $1,517 during the year ended December 31, 2016. The expenses and benefit are included in “General and administrative expense” in the consolidated statements of income. The fair value of the SOEUs was estimated as of December 31, 2017, 2016 and 2015 using the Black-Scholes option-pricing formula and amortized over the option’s graded vesting periods with the following assumptions:

	Year ended December 31,
	2017			2016			2015
Expected dividend yield	0.0%			0.0%			0.0%
Expected stock price volatility	23.36%	—	32.09%	35.71%	—	41.82%	43.75%	—	45.3%
Risk-free interest rate	1.75%	—	1.95%	1.11%	—	1.64%	1.2%	—	1.70%
Expected life of options (in years)	0.75	—	2.75	1.0	—	3.00	2.75	—	4.75

As of December 31, 2017 and 2016, the Company had a short-term liability of $3,938 and $1,764, respectively, in “Accrued expenses” in the consolidated balance sheet related to unexercised vested and unvested cash settled share-based payment awards. The cash settled share-based compensation benefit in total excluded tax expense of $492 for the year ended December 31, 2016. The cash settled share-based compensation expense in total excluded a tax benefit of $908 and $990 for the years ended December 31, 2017 and 2015. The unrecognized compensation cost for SEUs is expected to be recognized over a weighted average period of 0.8 years; however, the total expense for both SEUs and SOEUs will continue to be adjusted until the awards are settled.

Holdco Long-Term Incentive Plan

On August 6, 2015 (the “Award Date”), the Compensation Committee of the Board adopted the HoldCo LTIP under the 2006 Plan. The Holdco LTIP was designed to provide long-term performance based awards to certain executive officers of Providence. Under the program, executives would receive shares of Providence Common Stock based on the shareholder value created in excess of an 8.0% compounded annual return between the Award Date and December 31, 2017 (the “Extraordinary Shareholder Value”). The Award Date value was calculated on the basis of the Providence stock price equal to the volume weighted average of the common share price over the 90-day trading period ending on the Award Date. The Extraordinary Shareholder Value was calculated on the basis of the Providence stock price equal to the volume weighted average of the common share price over the 90-day trading period ending on December 31, 2017. A pool for use in the allocation of awards was created equal to 8.0% of the Extraordinary Shareholder Value.

Participants in the HoldCo LTIP would receive a percentage allocation of any such pool and, following determination of the size of the pool, would be entitled to a number of shares equal to their pro rata portion of the pool divided by the volume weighted average of the Company’s per share price over the 90-day trading period ending on December 31, 2017. Of the shares allocated, 60% would be issued to the participant on or shortly following determination of the pool, 25% would vest and be issued on the one-year anniversary of such determination date, subject to continued employment, and the remaining 15% would be issued on the second anniversary of the determination date, subject to continued employment.

It was determined that no shares would be distributed under the Holdco LTIP as the calculation of the pool amount was zero. $4,738, $3,319 and $1,353 of expense is included in “General and administrative expense” in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company accelerated all remaining unrecognized compensation expense for the Holdco LTIP as there was no further requisite service period associated with the award, resulting in an acceleration of expense of $1,053.

These awards were equity classified and the fair value of the awards was calculated using a Monte-Carlo simulation valuation model. The fair value of the awards granted in 2016 and 2015 were estimated using the following assumptions:

	Year ended December 31,
	2016			2015
Forward interest rate	0.24%	—	2.71%	0.04%	—	2.90%
Expected Volatility	40.0%			45.0%
Dividend Yield	—%			—%
Fair Value of Total Pool	$12,870			$12,590

13. Vertical Long-Term Incentive Plan

The Company established Long-Term Incentive Plans (“Vertical LTIPs”) for the Company’s operating segments, or verticals, during the fourth quarter of 2015. The Vertical LTIPs are consistent in their basic terms, but each were customized for specific aspects of the associated vertical. The awards pay in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option when the Vertical LTIP offer letter is received. In addition, at the discretion of the Company, the recipients may be able to elect unrestricted stock in lieu of cash compensation at a later date. The Vertical LTIPs reward participants based on certain measures of free cash flow and EBITDA results adjusted as specified in the plan document. The awards vest in three installments: 60% of the award will pay out immediately following December 31, 2017, 25% one year following the performance period (i.e. December 31, 2018) and 15% two years following the performance period (i.e. December 31, 2019). Payout is subject to the participant remaining employed by the Company.

During 2017, the Company revised the structure of the NET Services long-term incentive plan. As a result, the Company finalized the amount payable under the plan at $2,956. The total value will be paid to the awarded participants per the terms of the original agreement and thus the remaining unamortized expense relating to this plan continues to be recognized over the remaining service period. As of December 31, 2017, unamortized compensation expense is $299. For the years ended December 31, 2017, 2016, and 2015, $816, $1,513 and $328 of expense, respectively, is included in “Service expense” in the consolidated statements of income related to this plan. At December 31, 2017, the liability for long-term incentive plans of the Company’s operating segments of $2,657 is reflected in “Accrued expenses” and “Other long-term liabilities” in the consolidated balance sheet.  At December 31, 2016, the liability for long-term incentive plans of the Company’s operating segments of $1,841 is reflected in “Other long-term liabilities” in the consolidated balance sheet.

14.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to Providence	$53,369	$91,928	$83,696
Less dividends on convertible preferred stock	(4,419)	(4,419)	(3,935)
Less accretion of convertible preferred stock discount	—	—	(1,071)
Less income allocated to participating securities	(7,085)	(13,135)	(10,691)
Net income available to common stockholders	$41,865	$74,374	$67,999

Continuing operations	$47,848	$(21,251)	$(29,181)
Discontinued operations	(5,983)	95,625	97,180
	$41,865	$74,374	$67,999

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,602,140	14,666,896	15,960,905
Effect of dilutive securities:
Common stock options	66,314	—	—
Performance-based restricted stock units	4,860	—	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,673,314	14,666,896	15,960,905

Basic earnings (loss) per share:
Continuing operations	$3.52	$(1.45)	$(1.83)
Discontinued operations	(0.44)	6.52	6.09
	$3.08	$5.07	$4.26
Diluted earnings (loss) per share:
Continuing operations	$3.50	$(1.45)	$(1.83)
Discontinued operations	(0.44)	6.52	6.09
	$3.06	$5.07	$4.26

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2017	2016	2015
Stock options to purchase common stock	362,392	22,638	173,925
Convertible preferred stock	803,323	803,442	700,241

15.    Operating Leases

The Company has non-cancelable contractual obligations in the form of operating leases for office space, related office equipment and other facilities. The leases expire in various years and generally provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Certain operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The cumulative difference between rent expense recorded and the amount paid, for continuing operations, as of December 31, 2017 and 2016 was $3,957 and $3,253, respectively, and is included in “Accrued expenses” and “Other long-term liabilities” in the consolidated balance sheets.

Future minimum payments under non-cancelable operating leases for equipment and property with initial terms of one year or more consisted of the following at December 31, 2017:

Operating
Leases
2018	$20,875
2019	13,376
2020	9,738
2021	8,022
2022	6,142
Thereafter	3,939
Total future minimum lease payments	$62,092

Rent expense for continuing operations related to operating leases was $27,511, $29,316 and $31,191, for the years ended December 31, 2017, 2016 and 2015, respectively. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs, which are recorded to expense as incurred.

16.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all employees of its NET Services operating segment and corporate personnel. The Company, at its discretion, may make a matching contribution to the plan. Any matching contributions vest over 5 years. Unvested matching contributions are forfeitable upon employee termination. Employee contributions are fully vested and non-forfeitable. The Company’s contributions to the plan for continuing operations were $320, $248 and $221, for the years ended December 31, 2017, 2016 and 2015, respectively.

WD Services’ employees are entitled to benefits under certain retirement plans. The WD Services’ segment has separate plans in each country it operates. The plans receive fixed contributions from WD Services’ companies and the legal or constructive obligation is limited to these contributions, although the benefits the employees ultimately receive are determined by the plan administrators, which includes government entities and third-party administrators. The Company’s contributions to these plans were $8,219, $9,139 and $10,331 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company also maintains a Deferred Compensation Rabbi Trust Plan for highly compensated employees of NET Services. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. Additional information is included in Note 18, Commitments and Contingencies.

17.    Income Taxes

The following table summarizes our U.S. and foreign income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2017	2016	2015
US	48,719	65,559	43,598
Foreign	15,485	(67,437)	(53,692)
Total	$64,204	$(1,878)	$(10,094)

The federal, state and foreign income tax provision is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Federal:
Current	$18,792	$21,202	$15,161
Deferred	(19,767)	(6,477)	(1,606)
	(975)	14,725	13,555
State:
Current	3,975	4,580	2,644
Deferred	723	(938)	(38)
	4,698	3,642	2,606
Foreign:
Current	1,197	266	523
Deferred	(519)	(1,597)	(2,101)
	678	(1,331)	(1,578)

Total provision for income taxes	$4,401	$17,036	$14,583

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rates	35%	35%	35%
Federal income tax at statutory rates	$22,471	$(657)	$(3,533)
Revaluation of net deferred tax liabilities due to U.S. tax reform	(19,397)	—	—
U.S. tax reform impact on equity income of investee	(1,646)	—	—
Change in valuation allowance	2,299	9,480	3,574
Change in uncertain tax positions	7	73	(76)
State income taxes, net of federal benefit	3,203	2,396	1,785
Difference between federal statutory and foreign tax rate	(1,648)	9,427	4,642
Stock compensation	3,400	—	(184)
Meals and entertainment	100	96	81
Amortization of deferred consideration	—	—	9,444
Transaction costs	159	—	(447)
Contingent consideration liability reversal	—	—	(854)
Nontaxable income	(1,203)	—	(965)
Tax credits	(354)	(947)	(456)
Legal expense	(805)	522	284
Depreciation	—	—	649
Equity in net loss of investee	569	624	366
Sale of joint venture	(6,021)	—	—
Asset impairment	—	2,353	—
Foreign exchange	2,925	(7,001)	—
Other	342	670	273
Provision for income taxes	$4,401	$17,036	$14,583
Effective income tax rate	7%	(907)%	(144)%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$20,496	$17,742
Tax credit carryforwards	486	399
Accounts receivable allowance	1,134	1,341
Accrued items and reserves	14,371	18,669
Stock compensation	1,480	4,224
Deferred rent	572	915
Property and equipment depreciation	300	—
Other	173	180
	39,012	43,470
Deferred tax liabilities:
Deferred financing costs	38	154
Prepaids	1,440	2,103
Property and equipment depreciation	—	1,238
Goodwill and intangibles amortization	5,809	9,568
Equity investment	42,113	59,244
Other	205	203
	49,605	72,510
Net deferred tax liabilities	(10,593)	(29,040)
Less valuation allowance	(26,402)	(27,423)
Net deferred tax liabilities	$(36,995)	$(56,463)
Net noncurrent deferred tax assets, net of valuation allowance of $26,402 and $27,423 for 2017 and 2016, respectively	4,632	1,510
Net noncurrent deferred tax liabilities, net of valuation allowance of $0 and $0 for 2017 and 2016, respectively	(41,627)	(57,973)
	$(36,995)	$(56,463)

At December 31, 2017, the Company had no federal or state net operating loss carryforwards. The Company had net operating loss carryforwards in the following countries which can be carried forward indefinitely:

Australia	$41,256
Canada	728
France	3,882
Saudi Arabia	82
UK	40,090

Realization of the Company’s net operating loss carryforwards is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized, to the extent they are not covered by a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net change in the total valuation allowance for the year ended December 31, 2017 was negative $1,021, of which positive $2,299 related to current operations and negative $3,320 related to the adjustment of the beginning balance. The valuation allowance includes $25,929 primarily for Australia, France and UK net operating loss carryforwards, and $473 for state tax credit carryforwards for which the Company has concluded that it is more likely than not that these net operating loss and tax credit carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

U.S. Tax Reform

On December 22, 2017, the Tax Reform Act was enacted which institutes fundamental changes to the taxation of multinational corporations. The Tax Reform Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Reform Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings and profits (“E&P”) of foreign affiliates. Although the Tax Reform Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax liabilities as of December 31, 2017 and recognized a provisional tax benefit of $19,397. The Company has projected net accumulated deficits in foreign E&P; therefore, no provisional tax expense for deemed repatriation has been recognized. For any future foreign earnings, the Company will generally be free of additional U.S. tax consequences due to a dividends received deduction implemented as part of the move to a territorial tax system for foreign subsidiary earnings. The Company continues to assert indefinite reinvestment in outside basis differences. Determination of the amount of unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The global intangible low taxed income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company may be subject to incremental U.S. tax on GILTI income beginning in 2018, and has elected to account for GILTI tax in the period in which it is incurred. Therefore, no deferred tax impacts of GILTI have been considered in the Company’s consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with the SAB 118 guidance, the Company has recognized the provisional tax impacts related to the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The final impact of the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Tax Reform Act. In accordance with SAB 118, the financial reporting impact of the Tax Reform Act will be completed in the fourth quarter of 2018.

Unrecognized Tax Benefits

The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $65, $19 and $27, respectively, in interest and penalties. The Company had approximately $83 and $52 for the payment of penalties and interest accrued as of December 31, 2017 and 2016, respectively.

A reconciliation of the liability for unrecognized income tax benefits is as follows:

	December 31,
	2017	2016	2015
Unrecognized tax benefits, beginning of year	$1,108	$271	$347
Balance upon acquisition/disposition	—	764	—
Increase (decrease) related to prior year positions	22	37	(47)
Increase related to current year tax positions	101	139	48
Statute of limitations expiration	(116)	(103)	(77)
Unrecognized tax benefits, end of year	$1,115	$1,108	$271

The Company is subject to taxation in the U.S. and various foreign and state jurisdictions. The statute of limitations is generally three years for the U.S., two to five years in foreign countries and between three and four years for the various states in which the Company operates. The Company is subject to the following material taxing jurisdictions: the U.S., UK, Australia, France, Saudi Arabia and Korea. The tax years that remain open for examination by the U.S. and various foreign countries and states principally include the years 2013 to 2017.

18.    Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL (the “Haverhill Litigation”). The complaint named Richard A. Kerley, Kristi L. Meints, Warren S. Rustand, Christopher Shackelton (the “Individual Defendants”) and Coliseum Capital Management, LLC (“Coliseum Capital Management”) as defendants, and the Company as a nominal defendant. The complaint purported to allege that the dividend rate increase term originally in the Company’s outstanding Preferred Stock was an impermissibly coercive measure that impaired the voting rights of the Company’s stockholders in connection with the vote on the removal of certain voting and conversion caps previously applicable to the Preferred Stock (the “Caps”), and that the Individual Defendants breached their fiduciary duties by approving the dividend rate increase term and attempting to coerce the stockholder vote relating to the Company’s Preferred Stock, and by failing to disclose all material information necessary to allow the Company’s stockholders to cast an informed vote on the Caps. The complaint also purported to allege derivative claims alleging that the Individual Defendants breached their fiduciary duties to the Company by entering into the subordinated note and standby agreement with Coliseum Capital Management, and granting Coliseum Capital Management certain stock options. The complaint further alleged that Coliseum Capital Management aided and abetted the Individual Defendants in breaching their fiduciary duties. The complaint sought, among other things, an injunction prohibiting the stockholder vote relating to the dividend rate increase, corporate governance reforms, unspecified damages and other relief.

On August 31, 2015, after arms’ length negotiations, the parties reached an agreement in principle and executed a Memorandum of Understanding (“MOU”) providing for the settlement of claims concerning the dividend rate increase term and stockholder vote and related disclosure. The MOU stated that the Defendants had entered into the partial settlement of the litigation solely to eliminate the distraction, burden, expense, and potential delay of further litigation involving claims that have been settled. Pursuant to the partial settlement, the Company agreed to supplement the disclosures in its definitive proxy statement on Schedule 14A (the “2015 Proxy Statement”), Coliseum Capital Management and certain of its affiliates and the Company entered into an amendment to that certain Series A Preferred Stock Exchange Agreement, by and among Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P., Blackwell Partners, LLC, and The Providence Service Corporation dated as of February 11, 2015 described in the 2015 Proxy Statement, and the Board of the Company agreed to adopt a policy related to the Board’s determination each quarter as to whether the Company should pay cash dividends or allow dividends to be paid in the form of PIK dividends on the Preferred Stock, as further described in the supplemental proxy disclosures. On September 2, 2015, Providence issued supplemental disclosures through a supplement to the 2015 Proxy Statement. On September 16, 2015, Providence stockholders approved the removal of the Caps. The Company provided notice of the proposed partial settlement to Providence’s stockholders by December 11, 2015. At a hearing on February 9, 2016, the court denied approval of the settlement. The Court indicated that plaintiff’s counsel could petition the Court for a mootness fee, and that defendants would have the opportunity to oppose any such application.

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

On May 20, 2016, the Court granted a six-month stay of the proceeding (which was subsequently extended) to allow a special litigation committee, created by the Board, sufficient time to investigate, review and evaluate the facts, circumstances and claims asserted in or relating to this action and determine the Company’s response thereto. On January 20, 2017, the special litigation committee advised the Court that the parties to the litigation and the special litigation committee had reached an agreement in principle to settle all of the claims in the litigation. The parties then entered into a proposed settlement agreement which was submitted to the Court for approval. On September 28, 2017, the Court approved the proposed settlement agreement among the parties that provided for a settlement amount of $10,000 less plaintiff’s legal fees and expenses (the “Settlement Amount”), with 75% of the Settlement Amount to be paid to the Company and 25% of the Settlement Amount to be paid to holders of the Company’s Common Stock other than certain excluded parties. In November 2017, the Company received a payment of $5,363 from the Settlement Amount, which is included in “Other income” in the consolidated statement of income for the year ended December 31, 2017.

In addition to the matter described above, in the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence.

Indemnifications related to Haverhill Litigation

The Company indemnified the Standby Purchasers from and against any and all losses, claims, damages, expenses and liabilities relating to or arising out of (i) any breach of any representation, warranty, covenant or undertaking made by or on behalf of the Company in the Standby Purchase Agreement and (ii) the transactions contemplated by the Standby Purchase Agreement and the 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500, except to the extent that any such losses, claims, damages, expenses and liabilities are attributable to the gross negligence, willful misconduct or fraud of such Standby Purchaser.

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

The Company recorded $318, $1,282 and $310 of such indemnified legal expenses related to the Haverhill Litigation during the years ended December 31, 2017, 2016 and 2015, respectively, which is included in “General and administrative expenses” in the consolidated statements of income. Of these amounts, $245, $757 and $310 for the years ended December 31, 2017, 2016 and 2015, respectively, were indemnified legal expenses of related parties. Other legal expenses of the Company related to the Haverhill Litigation are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized expense of $8, $210 and $500 for the years ended December 31, 2017, 2016 and 2015, respectively. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company has recognized an insurance receivable of $941 and $1,645 in “Other receivables” in the consolidated balance sheets at December 31, 2017 and 2016, respectively, with a corresponding liability amount recorded to “Accrued expenses”.

Other Indemnifications

The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. All representations and warranties made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”) to sell the Human Services segment ended on February 1, 2017. However, claims made prior to February 1, 2017 by the purchaser of the Human Services segment against these representations and warranties may survive until the claims are settled. In addition, certain representations, including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. The Company has received indications from the purchaser of the Human Services segment regarding potential indemnification claims. One potential indemnification claim relates to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division (the “Rodriquez Court”), against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. On September 18, 2017, the plaintiffs in the Rodriguez Litigation filed an unopposed motion for preliminary approval of a proposed settlement, pursuant to which PCC would pay $14,000 to the plaintiffs and $350 to co-defendant Rutherford County, Tennessee. On October 5, 2017, the Rodriguez Court denied preliminary approval of the settlement and requested additional information. On October 18, 2017, the plaintiffs filed a second unopposed motion for approval of the proposed settlement. On January 2, 2018, the Rodriguez Court granted preliminary approval of the proposed settlement and authorized notice to class members.

On September 15, 2017, Molina and the Company entered into a memorandum of understanding; and on March 1, 2018, Molina and the Company entered into a settlement agreement, regarding a settlement of an indemnification claim by Molina with respect to the Rodriguez Litigation and other matters. As of December 31, 2017, the accrual is $15,000 with respect to an estimate of loss for potential indemnification claims. The Company expects to recover a portion of the settlement through insurance coverage, although this cannot be assured.

Litigation is inherently uncertain and the actual losses incurred in the event that the related legal proceedings were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016.  The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date.  The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at December 31, 2017.

Other Contingencies
On January 25, 2018, the UK Ministry of Justice (the “MOJ”) released a report on reoffending statistics for certain offenders who entered probation services during the period October 2015 to March 2016. The report provides statistics for all providers of probation services, including our subsidiary RRP, which is in our WD Services segment. This information is the second data set that is utilized to determine performance payments under the various providers’ transforming rehabilitation contracts with the MOJ, as the actual rates of recidivism are compared to benchmark rates established by the MOJ. Performance payments and penalties are linked to two separate measures of recidivism - the binary measure and the frequency measure. The binary measure defines the percentage of offenders within a cohort, formed quarterly, who reoffend in the following 12 months. The frequency measure defines the average number of offenses committed by reoffenders within the same 12-month measurement period. The performance for the frequency measure for most providers has been below the benchmarks established by the MOJ. As a result, RRP could be required to make payments to the MOJ and the amounts of such payments could be material. The amount of potential payments to the MOJ, if any, under RRP’s contracts with the MOJ cannot be estimated at this time, as the MOJ is reviewing the data to understand the underlying reasons for the increase in certain rates of recidivism and other factors that could impact the contractual measure.
Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NET Services as of December 31, 2017. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $1,806 and $1,430 at December 31, 2017 and 2016, respectively.

19.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 18, Commitments and Contingencies. Preferred Stock dividends earned by the Standby Purchasers during the years ended December 31, 2017 and 2016 totaled $4,213 each year.

During the year ended December 31, 2017, the Company made a $566 loan to Mission Providence. The loan was also repaid during the year ended December 31, 2017.

20. Discontinued Operations

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

The Company has continuing involvement with Matrix through its ownership of 46.6% of the equity interests in Matrix as of December 31, 2017, as well as through a management consulting agreement, not to exceed ten years. Prior to the Matrix Transaction, the Company owned 100% of the equity interest in Matrix. Subsequent to the Matrix Transaction, the Company accounts for its investment in Matrix under the equity method of accounting. The Company’s share of Matrix’s losses subsequent to the Matrix Transaction, which totaled $13,445 and $1,789, is recorded as “Equity in net (gain) loss of investees” in its consolidated statement of income for the years ended December 31, 2017 and 2016, respectively. Matrix’s pretax loss for the year ended December 31, 2017 totaled $2,948 and includes $3,537 of transaction related expenses. Matrix’s pretax loss for the period of October 19, 2016 through December 31, 2016 totaled $7,027 and includes $6,367 of transaction related expenses. There have been no cash inflows or outflows from or to Matrix subsequent to the closing of the Matrix Transaction, other than the working capital adjustments discussed above and management fees associated with its ongoing relationship with Matrix, of which $1,103 was received during the year ended December 31, 2017. $247 and $185 are included in “Other receivables” in the consolidated balance sheets at December 31, 2017 and 2016, respectively, related to management fees receivable.

On September 3, 2015, the Company entered into a Purchase Agreement, pursuant to which the Company agreed to sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising the

Company’s Human Services segment, in exchange for cash proceeds of approximately $200,000 prior to adjustments for estimated working capital, certain seller transaction costs, debt assumed by the buyer, and a $20,099 cash payment received for the Providence Human Services cash and cash equivalents on hand at closing. The net proceeds were $230,703, although $10,000 is held in an indemnity escrow and recorded within “Prepaid expenses and other” in the consolidated balance sheet at December 31, 2017. Proceeds include a customary working capital adjustment of $13,246. During the years ended December 31, 2017 and 2016, the Company recorded additional expenses related to the Human Services segment, principally related to legal proceedings as described in Note 18, Commitment and Contingences, related to an indemnified legal matter.

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the years ended December 31, 2017, 2016 and 2015. The HA Services segment column in the table below for the year ended December 31, 2016 reflects the financial results for HA Services from January 1, 2016 through October 19, 2016.

	Year ended December 31, 2017
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Operating expenses:
General and administrative expense	$9,674	$—	$9,674
Total operating expenses	9,674	—	9,674
Loss from discontinued operations before income taxes	(9,674)	—	(9,674)
Income tax benefit	3,691	—	3,691
Discontinued operations, net of tax	$(5,983)	$—	$(5,983)

	Year ended December 31, 2016
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$—	$166,090	$166,090

Operating expenses:
Service expense	—	120,906	120,906
General and administrative expense	7,966	2,148	10,114
Depreciation and amortization	—	21,121	21,121
Total operating expenses	7,966	144,175	152,141
Operating income (loss)	(7,966)	21,915	13,949

Other expenses:
Write-off of deferred financing fees	—	2,302	2,302
Interest expense, net	—	9,929	9,929
Income (loss) from discontinued operations before gain on disposition and income taxes	(7,966)	9,684	1,718
Gain on disposition	—	167,895	167,895
(Provision) benefit for income taxes	2,401	(63,254)	(60,853)
Discontinued operations, net of tax	$(5,565)	$114,325	$108,760

	Year ended December 31, 2015
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Service revenue, net	$291,510	$217,436	$508,946

Operating expenses:
Service expense	264,293	163,211	427,504
General and administrative expense	14,975	2,630	17,605
Asset impairment charge	1,593	—	1,593
Depreciation and amortization	4,831	29,472	34,303
Total operating expenses	285,692	195,313	481,005
Operating income	5,818	22,123	27,941

Other expenses:
Interest expense, net	2,829	14,359	17,188
Income from discontinued operations before gain on disposition and income taxes	2,989	7,764	10,753
Gain on disposition	123,129	—	123,129
Provision for income taxes	(24,318)	(1,693)	(26,011)
Discontinued operations, net of tax	$101,800	$6,071	$107,871

Interest expense, net

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the portion of the debt that was required to be paid with the proceeds from the sale of the Human Services segment and the Matrix Transaction. The total allocated interest expense is included in “Interest expense, net” in the tables above. The total allocated interest expense for the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31,
	2016	2015
Human Services Segment	$—	$2,871
HA Services Segment	9,939	14,376
Total	$9,939	$17,247

Cash Flow Information

The following table presents depreciation, amortization, capital expenditures and significant operating noncash items of the discontinued operations for the years ended December 31, 2016 and 2015:

	For the year ended December 31, 2016
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$—	$3,661	$3,661
Amortization	—	17,460	17,460
Stock-based compensation	—	(18)	(18)
Deferred income taxes	—	52,338	52,338

Cash flows from discontinued investing activities:
Purchase of property and equipment	$—	$9,174	$9,174

	For the year ended December 31, 2015
	Human Services Segment	HA Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$2,376	$3,370	$5,746
Amortization	2,455	26,102	28,557
Asset impairment charge	1,593	—	1,593
Stock-based compensation	7	108	115
Deferred income taxes	(5,680)	730	(4,950)

Cash flows from discontinued investing activities:
Purchase of property and equipment	$2,224	$8,079	$10,303

21.    Segments

The Providence Service Corporation owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States and workforce development services internationally. The subsidiaries and other investments in which the Company holds interests comprise the following segments:

•	NET Services – Nationwide manager of non-emergency medical transportation programs for state governments and managed care organizations.

•
WD Services – Global provider of employment preparation and placement services, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs.

•
Matrix Investment – Minority interest in Matrix, a nationwide provider of in-home care optimization and management solutions, including CHAs, to members of managed care organizations, accounted for as an equity method investment as a result of the Matrix Transaction on October 19, 2016, which is further discussed in Note 20, Discontinued Operations

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions, and the Company’s captive insurance company.

Segment results are based on how the Company’s chief operating decision maker (“CODM”) manages the Company’s business, makes operating decisions and evaluates operating performance. The operating results of the segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by Corporate on behalf of the segment. Indirect expenses, including unallocated corporate functions and expenses, such as executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company's captive insurance company as well as elimination entries recorded in consolidation are reflected in Corporate and Other.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$1,318,220	$305,662	$—	$—	$1,623,882
Service expense	1,227,426	265,417	—	(3,799)	1,489,044
General and administrative expense	11,779	25,438	—	35,119	72,336
Depreciation and amortization	13,275	12,851	—	343	26,469
Operating income (loss)	$65,740	$1,956	$—	$(31,663)	$36,033

Equity in net (gain) loss of investees	$—	$1,391	$(13,445)	$—	$(12,054)
Investment in equity method investee	$—	$213	$169,699	$—	$169,912
Total assets	$294,127	$184,805	$169,699	$55,459	$704,090
Long-lived asset expenditures	$15,319	$4,527	$—	$77	$19,923

	Year Ended December 31, 2016
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$1,233,720	$344,403	$—	$122	$1,578,245
Service expense	1,132,857	320,147	—	(894)	1,452,110
General and administrative expense	11,406	30,300	—	28,205	69,911
Asset impairment charge	—	19,588	—	1,415	21,003
Depreciation and amortization	12,375	13,824	—	405	26,604
Operating income (loss)	$77,082	$(39,456)	$—	$(29,009)	$8,617

Equity in net (gain) loss of investees	$—	$8,498	$1,789	$—	$10,287
Investment in equity method investee	$—	$4,161	$157,202	$—	$161,363
Total assets	$313,371	$160,152	$157,202	$54,554	$685,279
Long-lived asset expenditures	$10,845	$19,810	$—	$1,387	$32,042

	Year Ended December 31, 2015
	NET Services	WD Services	Corporate and Other	Total
Service revenue, net	$1,083,015	$395,059	$(64)	$1,478,010
Service expense	991,659	393,803	(4,308)	1,381,154
General and administrative expense	10,704	29,846	30,436	70,986
Depreciation and amortization	9,429	13,776	793	23,998
Operating income (loss)	$71,223	$(42,366)	$(26,985)	$1,872

Equity in net (gain) loss of investees	$—	$10,970	$—	$10,970
Long-lived asset expenditures	$12,232	$11,869	$668	$24,769

Geographic Information

The following table details the Company’s revenue from continuing operations and long-lived assets by geographic location.

	For the year ended December 31, 2017
	United States	United Kingdom	Other Foreign	Consolidated Total
Service revenue, net	$1,335,389	$187,655	$100,838	$1,623,882
Long-lived assets (a)	37,700	9,354	3,323	50,377

	For the year ended December 31, 2016
	United States	United Kingdom	Other Foreign	Consolidated Total
Service revenue, net	$1,250,043	$235,061	$93,141	$1,578,245
Long-lived assets (a)	32,007	9,823	4,390	46,220

	For the year ended December 31, 2015
	United States	United Kingdom	Other Foreign	Consolidated Total
Service revenue, net	$1,099,918	$298,386	$79,706	$1,478,010

(a)	Represents property and equipment, net.

Domestic service revenue, net, totaled 82.2%, 79.2% and 74.4% of service revenue, net for the years ended December 31, 2017, 2016 and 2015, respectively. Foreign service revenue, net, totaled 17.8%, 20.8% and 25.6% of service revenue, net for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, $99,071 of the Company’s net assets from continuing operations were located in countries outside of the U.S. At December 31, 2016, $76,579 of the Company’s net assets from continuing operations were located in countries outside of the U.S.

Customer Information

11.2%, 10.2% and 11.0% of the Company’s consolidated revenue was derived from one U.S. state Medicaid program for the years ended December 31, 2017, 2016 and 2015, respectively. 10.7% of the Company’s consolidated revenue was derived from one UK governmental agency for the year ended December 31, 2015. In addition, substantially all of the Company’s revenues are generated from domestic and foreign governmental agencies or entities that contract with governmental agencies.

22.    Quarterly Results (Unaudited)

The quarterly consolidated financial statements presented below reflect HA Services and Human Services as discontinued operations for all periods presented.

	Quarter ended
	March 31, 2017 (1)	June 30, 2017	September 30, 2017 (2)	December 31, 2017 (3)(4)(5)

Service revenue, net	$399,494	$407,983	$409,517	$406,888
Operating Income	6,788	5,999	6,309	16,937
Income from continuing operations, net of tax	1,915	3,858	14,964	39,066
Discontinued operations, net of tax	(5,866)	(117)	(16)	16
Net income (loss) attributable to Providence	(4,325)	3,915	14,853	38,926
Earnings (loss) per common share (10):
Basic	$(0.40)	$0.18	$0.88	$2.43
Diluted	$(0.40)	$0.18	$0.88	$2.41

	Quarter ended
	March 31, 2016	June 30, 2016	September 30, 2016 (6)	December 31, 2016 (7)(8)(9)

Service revenue, net	$382,036	$398,119	$412,271	$385,819
Operating Income (loss)	8,304	6,712	9,793	(16,192)
Income (loss) from continuing operations, net of tax	1,376	1,624	3,743	(25,657)
Discontinued operations, net of tax	753	2,370	(2,791)	108,428
Net income attributable to Providence	2,235	4,623	650	84,420
Earnings (loss) per common share (10):
Basic	$0.07	$0.21	$(0.05)	$4.92
Diluted	$0.07	$0.21	$(0.05)	$4.92

(1)
The Company recorded expenses, net of tax, of $5,866 in Discontinued operations, net of tax, in the quarter ending March 31, 2017 related to the Company’s former Human Services segment, which are principally related to an ongoing legal matter.

(2)
The Company recorded a gain on sale of equity investment of $12,606, net of tax, related to the sale of its equity interest in Mission Providence during the quarter ended September 30, 2017. During the quarter ended December 31, 2017, the Company recorded a reduction to the gain on sale of $229, related to the finalization of the working capital adjustment per the sale agreement.

(3)
Operating income for the quarter ended December 31, 2017 increased as compared to the prior quarters in 2017 as a result of a decrease in service expense as a percentage of revenue for NET Services and WD Services. This was primarily a result of lower operating costs of both segments as well as certain NET Services contractual adjustments recorded in the fourth quarter of 2017.

(4)	The quarter ended December 31, 2017 includes the receipt of the Haverhill Litigation settlement of $5,363.

(5)
The quarter ended December 31, 2017 includes a net tax benefit of $16,017 related to the enactment of the Tax Reform Act during the fourth quarter of 2017, due to the re-measurement of deferred tax liabilities by Providence as a result of the reduction in the U.S. corporate tax rate. Providence realized a tax benefit of $19,397, partially offset by $3,379 of increased tax expense resulting from additional equity in net gain of Matrix, due to Matrix' re-

measurement of its deferred tax liabilities. The equity in net gain from Matrix for the quarter ended December 31, 2017 includes a tax benefit of $13,610 related to Matrix's re-measurement of deferred tax liabilities as a result of the Tax Reform Act.

(6)
The Company recorded expenses, net of tax, of $5,035 in Discontinued operations, net of tax, in the quarter ended September 30, 2016 related to the Company’s former Human Services segment, which are principally related to an ongoing legal matter.

(7)
Service revenue, net for the quarter ending December 31, 2016 decreased from the quarter ended September 30, 2016 primarily due to decreased revenue associated with the WD Services’ National Citizen Service summer youth programs, which are seasonal in nature. Additionally, the quarter ended September 30, 2016 included revenue of $5,367 under the WD Services’ offender rehabilitation program related to the finalization of a contractual adjustment for the contract years ended March 31, 2015 and 2016.

(8)
The Company recorded an asset impairment charge of $1,415 related to the building and land utilized by the holding company, which was sold effective December 30, 2016. Also, the Company recorded asset impairment charges in its WD Services segment of $9,983, $4,381 and $5,224 to its property and equipment, intangible assets and goodwill, respectively.

(9)	The quarter ended December 31, 2016 includes gain on loss of controlling interest in Matrix, net of tax, of $109,403.

(10)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year.

23.    Subsequent Events

On February 16, 2018, Matrix acquired HealthFair, a leading provider of mobile health assessment and advanced diagnostic testing services for a purchase price of $160,000 plus an earnout payment contingent upon HealthFair's 2018 financial performance.  Additionally, Matrix entered into a financing transaction consisting of a $330,000 first lien term loan and a $20,000 revolving line of credit, of which none was drawn, and issued an aggregate of approximately 24,200,000 shares of its common units related to a seller roll-over contribution. As a result of the rollover of certain equity interests in HealthFair, Providence’s equity ownership is 43.6% as of February 16, 2018.

On November 2, 2017, the Company’s Board approved the extension of the Company’s existing stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69,640 (the amount remaining from the $100,000 repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. During the period January 1, 2018 to March 5, 2018, the Company repurchased 527,825 shares for $33,330, and $25,807 was available under the plan to repurchase shares.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2017). Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

Item 9B.	Other Information.

Effective March 12, 2018, Matthew Umscheid, our current Senior Vice President, Strategic Services, is being transferred to employment in such role at our LogistiCare business, pursuant to an offer letter dated March 6, 2018. In connection with this transfer, Mr. Umscheid is resigning as an officer of the Company. Under the terms of his offer letter with LogistiCare, Mr. Umscheid’s annual base salary will remain at $350,000, his target annual bonus for 2018 will remain at 75% of his base salary, and there is no term of employment. In his new role, Mr. Umscheid will also be eligible to participate in other compensation and benefit programs made available to LogistiCare’s senior executives, including a long-term incentive plan.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2018 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2018 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2018 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2018 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 14.	Principal Accounting Fees and Services.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2018 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2017 and 2016;

•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.
(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year Ended December 31, 2017:
Allowance for doubtful accounts	$5,901	$815	$(466)	(1)	$488	(2)	$5,762

Year Ended December 31, 2016:
Allowance for doubtful accounts	$4,380	$3,298	$1,058	(1)	$2,835	(2)	$5,901

Year Ended December 31, 2015:
Allowance for doubtful accounts	$3,198	$1,928	$1,152	(1)	$1,898	(2)	$4,380

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

2.4
Amendment to Membership Interest Purchase Agreement, dated October 30, 2015, by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp. and Molina Pathways, LLC, as assignee of Molina Healthcare, Inc. (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 5, 2015).

2.5
Stock Subscription Agreement, dated as of August 28, 2016, by and among The Providence Service Corporation, CCHN Group Holdings, Inc. and Mercury Fortuna Buyer, LLC (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 31, 2016).

2.6
Amendment No. 1, dated as of October 19, 2016, to the Stock Subscription Agreement, dated August 28, 2016, by and among The Providence Service Corporation, CCHN Group Holdings, Inc. and Mercury Fortuna Buyer, LLC (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 25, 2016).

3.1
Second Amended and Restated Certificate of Incorporation of The Providence Service Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on December 9, 2011 (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012).

3.2
Certificate of Amendment of the Certificate of Incorporation of The Providence Service Corporation, dated as of May 6, 2015 (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 7, 2015).

3.3
Amended and Restated Bylaws of The Providence Service Corporation, effective March 10, 2010 (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010).

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

10.8+
Employment Agreement, dated January 14, 2015, by and between The Providence Service Corporation and James Lindstrom (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 21, 2015).

10.9+
Employment Agreement, dated August 6, 2015, by and between The Providence Service Corporation and James Lindstrom (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.10+
Separation Agreement and General Release, dated November 15, 2017, between The Providence Service Corporation and James Lindstrom (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2017).

10.11+
Employment Agreement, dated as of September 28, 2015, by and between The Providence Service Corporation and David Shackelton (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 20, 2015).

10.12+
Amended & Restated Employment Agreement, dated January 9, 2018, by and between The Providence Service Corporation and David Shackelton (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2018).

10.13+
Employment Agreement, dated April 4, 2016, between The Providence Service Corporation and Sophia Tawil (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016).

10.14+
Amended & Restated Employment Agreement, dated January 9, 2018, by and between The Providence Service Corporation and Sophia Tawil (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2018).

10.15+
Employment Agreement, dated November 15, 2017, between The Providence Service Corporation and R. Carter Pate (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2017).

10.16+
Letter agreement, dated January 10, 2018, by and between The Providence Service Corporation and William Severance (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2018).

10.17+
The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended and restated, effective June 30, 2015 (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.18+
The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on June 14, 2016).

10.19+
Form of Restricted Stock Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011).

10.20+	Form of Stock Option Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011).

10.21+	Form of Special Incentive Stock Option Award Agreement (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.22+	Form of Matching Incentive Stock Option Award Agreement (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.23+	2015 Holding Company LTI Program (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.24+
2015 Holding Company LTI Program, as amended and effective on November 4, 2016 (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 9, 2016).

10.25
Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated as of October 19, 2016 (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 25, 2016).

10.26*	Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated February 16, 2018.

10.27+
Form of Matching Stock Option Agreement (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017).

10.28+*	Form of Stock Option Agreement.

10.29+*	Letter agreement, dated September 21, 2015, between The Providence Service Corporation and Matthew Umscheid.

12.1*	Statement re Computation of Ratios of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Deloitte & Touche LLP (Mercury Parent, LLC financial statements).

23.3*	Consent of KPMG LLP (Mercury Parent, LLC financial statements).

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

99.1*	Financial Statements of Mercury Parent, LLC.

101. INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ R. Carter Pate
R. Carter Pate Interim Chief Executive Officer

Dated: March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ R. CARTER PATE	Interim Chief Executive Officer	March 9, 2018
R. Carter Pate	(Principal Executive Officer)

/S/ DAVID C. SHACKELTON	Chief Financial Officer	March 9, 2018
David C. Shackelton	(Principal Financial Officer)

/S/ WILLIAM SEVERANCE	Chief Accounting Officer	March 9, 2018
William Severance	(Principal Accounting Officer)

/S/ CHRISTOPHER S. SHACKELTON	Chairman of the Board	March 9, 2018
Christopher S. Shackelton

/S/ TODD J. CARTER	Director	March 9, 2018
Todd J. Carter

/S/ DAVID A. COULTER	Director	March 9, 2018
David A. Coulter

/S/ RICHARD A. KERLEY	Director	March 9, 2018
Richard A. Kerley

/S/ KRISTI L. MEINTS	Director	March 9, 2018
Kristi L. Meints

/S/ LESLIE V. NORWALK	Director	March 9, 2018
Leslie V. Norwalk

/S/ FRANK J. WRIGHT	Director	March 9, 2018
Frank J. Wright