Form 10-Q
period 2018-03-31
PROVIDENCE SERVICE CORP
filed 2018-05-10
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of May 7, 2018, there were outstanding 13,023,928 shares (excluding treasury shares of 4,719,113) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,229	$95,310
Accounts receivable, net of allowance of $5,784 in 2018 and $5,762 in 2017	173,176	158,926
Other receivables	4,542	5,759
Prepaid expenses and other	52,646	35,243
Restricted cash	1,597	1,091
Total current assets	318,190	296,329
Property and equipment, net	50,447	50,377
Goodwill	122,540	121,668
Intangible assets, net	42,962	43,939
Equity investments	166,276	169,912
Other assets	11,206	12,028
Restricted cash, less current portion	4,267	5,205
Deferred tax asset	4,355	4,632
Total assets	$720,243	$704,090
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$1,712	$2,400
Accounts payable	19,009	15,404
Accrued expenses	105,258	103,838
Accrued transportation costs	100,270	83,588
Deferred revenue	28,745	17,381
Reinsurance and related liability reserves	4,802	4,319
Total current liabilities	259,796	226,930
Long-term obligations, less current portion	644	584
Other long-term liabilities	20,499	21,386
Deferred tax liabilities	40,704	41,627
Total liabilities	321,643	290,527
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 803,200 and 803,200 issued and outstanding; 5.5%/8.5% dividend rate	77,546	77,546
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,710,006 and 17,473,598 issued and outstanding (including treasury shares)	18	17
Additional paid-in capital	323,966	313,955
Retained earnings	214,869	204,818
Accumulated other comprehensive loss, net of tax	(23,879)	(25,805)
Treasury shares, at cost, 4,712,937 and 4,126,132 shares	(191,970)	(154,803)
Total Providence stockholders' equity	323,004	338,182
Noncontrolling interest	(1,950)	(2,165)
Total stockholders' equity	321,054	336,017
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$720,243	$704,090

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share data)

	Three months ended March 31,
	2018	2017
Service revenue, net	$406,046	$399,494

Operating expenses:
Service expense	371,235	369,410
General and administrative expense	18,413	17,027
Depreciation and amortization	6,798	6,269
Total operating expenses	396,446	392,706

Operating income	9,600	6,788

Other expenses:
Interest expense, net	326	352
Equity in net (gain) loss of investees	2,321	2,060
Loss (gain) on foreign currency transactions	(623)	(62)
Income from continuing operations before income taxes	7,576	4,438
Provision for income taxes	1,842	2,523
Income from continuing operations, net of tax	5,734	1,915
Discontinued operations, net of tax	(8)	(5,866)
Net income (loss)	5,726	(3,951)
Net loss (income) attributable to noncontrolling interests	(296)	(374)
Net income (loss) attributable to Providence	$5,430	$(4,325)

Net income (loss) available to common stockholders (Note 11)	$3,762	$(5,473)

Basic earnings (loss) per common share:
Continuing operations	$0.29	$0.03
Discontinued operations	—	(0.43)
Basic earnings (loss) per common share	$0.29	$(0.40)

Diluted earnings (loss) per common share:
Continuing operations	$0.29	$0.03
Discontinued operations	—	(0.43)
Diluted earnings (loss) per common share	$0.29	$(0.40)

Weighted-average number of common shares outstanding:
Basic	13,105,965	13,704,272
Diluted	13,199,440	13,768,524

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2018	2017
Net income (loss)	$5,726	$(3,951)
Net income attributable to noncontrolling interest	(296)	(374)
Net income (loss) attributable to Providence	5,430	(4,325)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,926	1,201
Other comprehensive income:	1,926	1,201
Comprehensive income (loss)	7,652	(2,750)
Comprehensive income attributable to noncontrolling interest	(215)	(351)
Comprehensive income (loss) attributable to Providence	$7,437	$(3,101)

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2018	2017
Operating activities
Net (loss) income	$5,726	$(3,951)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,728	4,306
Amortization	2,070	1,963
Provision for doubtful accounts	16	198
Stock-based compensation	933	1,466
Deferred income taxes	(447)	(2,795)
Amortization of deferred financing costs and debt discount	166	175
Equity in net loss of investees	2,321	2,060
Other non-cash charges (credits)	(611)	(61)
Changes in operating assets and liabilities:
Accounts receivable	(12,414)	1,063
Prepaid expenses and other	(3,232)	(1,906)
Reinsurance and related liability reserve	(820)	(1,404)
Accounts payable and accrued expenses	2,250	12,339
Accrued transportation costs	16,683	18,599
Deferred revenue	7,660	2,007
Other long-term liabilities	589	2,139
Net cash provided by operating activities	25,618	36,198
Investing activities
Purchase of property and equipment	(4,987)	(5,738)
Net increase from short-term investments	—	(3)
Loan to joint venture	—	(566)
Net cash used in investing activities	(4,987)	(6,307)
Financing activities
Preferred stock dividends	(1,089)	(1,090)
Repurchase of common stock, for treasury	(37,167)	(18,753)
Proceeds from common stock issued pursuant to stock option exercise	9,301	99
Capital lease payments and other	(1,304)	(670)
Net cash used in financing activities	(30,259)	(20,414)
Effect of exchange rate changes on cash	115	548
Net change in cash and cash equivalents	(9,513)	10,025
Cash, cash equivalents and restricted cash at beginning of period	101,606	86,392
Cash, cash equivalents and restricted cash at end of period	$92,093	$96,417

Supplemental cash flow information:
Cash paid for interest	$221	$254
Cash paid for income taxes	$463	$454
Purchase of equipment through capital lease obligation	$677	$—

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2018
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

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company. On April 11, 2018, the Company announced an organizational consolidation plan to integrate substantially all activities and functions performed at the corporate holding company level into its wholly-owned subsidiary, LogistiCare. See Note 17, Subsequent Events, for further information.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for additional information on reclassifications.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the three months ended March 31, 2018:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 introduced FASB Accounting Standards Codification Topic 606 (“ASC 606”), which replaced historical revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method for contracts that were not completed as of January 1, 2018.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Upon adoption of ASU 2014-09, the cumulative effect of the changes made to the Company’s condensed consolidated balance sheet as of January 1, 2018 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Prepaid expenses and other	$35,243	$11,182	$46,425

Liabilities
Accrued expenses	103,838	2,330	106,168
Deferred revenue	17,381	3,112	20,493
Deferred tax liability	41,627	30	41,657

Equity
Retained earnings, net of tax	204,818	5,710	210,528

The impact of applying the new revenue recognition guidance on the Company’s condensed consolidated statements of income and balance sheet as of, and for the three months ended, March 31, 2018 was as follows:

	Three months ended March 31, 2018
Statement of Income	As Reported	Pro forma as if the previous accounting guidance was in effect
Service revenue, net	$406,046	$415,348
Service expense	371,235	377,086
Operating income	9,600	13,052
Income from continuing operations before taxes	7,576	11,028
Net income attributable to Providence	5,430	8,099
Diluted earnings per share	0.29	0.46

	March 31, 2018
Balance Sheet	As Reported	Pro forma as if the previous accounting guidance was in effect
Prepaid expenses and other	$52,646	$41,177
Accrued expenses	105,258	103,325
Deferred revenue	28,745	21,603
Deferred tax liabilities	40,704	41,356
Retained earnings, net of tax	214,869	211,823

The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See further information in Note 3, Revenue Recognition.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 on January 1, 2018. The adoption did not have a significant impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 must be adopted retrospectively. The Company adopted ASU 2016-18 on January 1, 2018. As a result of the adoption of ASU 2016-18, the Company recast its condensed consolidated statement of cash flows for the three months ended March 31, 2017. The recast resulted in an increase in cash used in investing activities of $595. See additional information in Note 4, Cash, Cash Equivalents and Restricted Cash.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

Updates to the recent accounting pronouncements as disclosed in the Company's Form 10-K for the year ended December 31, 2017 are as follows:

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

ASU 2016-02 is effective for publicly held entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. The Company is assessing the impact of applying ASC 842 to its lease agreements. It has assembled a cross-functional project team and is in the process of developing an adoption plan and assessing the impacts of applying ASC 842 to the Company’s financial statements, information systems and internal controls. The assessment of applying ASU 2016-02 is ongoing and, therefore, the Company has not yet determined whether the impacts will be material to the Company’s consolidated financial statements.

There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for the year ended December 31, 2017.

3.    Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers control of promised services to its customers. The Company generates all of its revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company satisfies substantially all of its performance obligations and recognizes revenue over time instead of at points in time.

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers for the three months ended March 31, 2018 by contract type for NET Services:

State Medicaid agency contracts	$177,289
Managed care organization contracts	159,407
Total NET Services revenue, net	$336,696

Capitated contracts	$284,402
Non-capitated contracts	52,294
Total NET Services revenue, net	$336,696

The following table summarizes disaggregated revenue from contracts with customers for the three months ended March 31, 2018 by revenue category for WD Services:

Employment preparation and placement services	$42,023
Legal offender rehabilitation services	23,212
Other	4,115
Total WD Services revenue, net	$69,350

The following table summarizes disaggregated revenue from contracts with customers for the three months ended March 31, 2018 by geographic region:

	United States	United Kingdom	Other Foreign	Total
NET Services	$336,696	$—	$—	$336,696
WD Services	4,412	40,086	24,852	69,350
Total	$341,108	$40,086	$24,852	$406,046

NET Services Revenue
NET Services provides non-emergency transportation services pursuant to contractual commitments over defined service delivery periods. For most contracts, NET Services arranges for transportation of members through its network of independent transportation providers, whereby it remits payment to the transportation providers. However, for certain contracts, NET Services only provides administrative management services to support the customers’ efforts to serve its clients, and the amount of revenue recognized is based upon the management fee earned.
These contracts typically include single performance obligations under which NET Services stands ready to deliver management, fulfillment and record-keeping related to non-emergency transportation services. Transportation management services include, but are not limited to, fraud, waste, and abuse and utilization review programs as well as compliance controls. NET Services’ performance obligations consist of a series of distinct services that are substantially the same and which are transferred to the customer in the same manner. In most cases, NET Services is the principal in its arrangements because it controls the services before transferring those services to the customer.

NET Services primarily uses the ‘as invoiced’ practical expedient to recognize revenue because it typically has the right to consideration from customers in an amount that corresponds directly with the value of its performance to date. This is consistent with NET Services’ historical revenue recognition policy. NET Services recognizes revenue for some of its contracts that include variable consideration using a time-elapsed measure when the fees earned relate directly to services performed in the period. Because most contracts include termination for convenience clauses with required notice periods of less than one year, most NET Services contracts are deemed to be short-term in nature.
Some of NET Services’ contracts include provisions whereby it must provide certain levels of service or face potential penalties or be required to refund fees paid by the customer. For those contracts, NET Services’ records a provision to reduce revenue to reflect the amount to which it expects it will ultimately be entitled.
The only financial impact of adopting ASU 2014-09 at NET Services was that it determined it is the agent under one of its contracts, whereas it previously considered itself the principal in the arrangement. Consequently, NET Services now recognizes revenue under the specific contract on a net basis, which resulted in $3,937 less revenue and service expense being recorded during the three months ended March 31, 2018.
During the three months ended March 31, 2018, NET Services recognized $6,392 from performance obligations satisfied in previous periods due to the resolution of contractual adjustments agreed with the customer.
WD Services Revenue
WD Services provides workforce development and offender rehabilitation services, which include employment preparation and placement, as well as apprenticeship and training, youth community service programs and certain health related services to clients on behalf of governmental and private entities pursuant to contractual commitments over defined service delivery periods. While the specific terms vary by contract, WD Services often receives four types of revenue streams under contracts with government entities: referral/attachment fees, job placement/job outcome fees, sustainment fees and incentive fees (collectively, “outcome fees”).

Most of WD Services’ contracts include a single promise to stand ready to deliver pre-defined services. WD Services concluded its performance obligations comprise a series of distinct monthly services that are substantially the same and which are transferred to the customer in the same manner. Accordingly, the monthly promise to stand ready is accounted for as a single performance obligation. Substantially all of WD Services’ contracts include variable consideration, whereby it earns revenues if certain contractually-defined outcomes occur in the future. As the related performance obligations are satisfied, WD Services recognizes revenue for those outcomes in proportion to the amount of the related fees it estimates have been earned. The amount of revenue is based upon WD Services’ estimate of the final amount of outcome fees to be earned. WD Services evaluates probability generally using the expected value method because the likelihood it will be entitled to variable fees is binary in nature. These estimates consider i) contractual rates, ii) assumed success rates and iii) assumed participant life on program. Generally, each of these estimates is based upon historical results, although for new contracts, other factors may be considered. At each reporting period, WD Services updates its estimate of variable consideration based on actual results or other relevant information and records an adjustment to revenue based upon services performed to date. For some of WD Services’ contracts, it recognizes revenue as it invoices customers because the amount to which it is entitled to invoice approximates the fair value of the services transferred.
WD Services constrains its estimates of variable consideration by reducing those estimates to amounts it believes with sufficient confidence will not later result in a significant reversal of revenue. When determining if variable consideration should be constrained, management considers whether there are factors outside WD Services’ control that could result in a significant reversal of revenue. In making these assessments, WD Services considers the likelihood and magnitude of a potential reversal of revenue.

For some of WD Services’ contracts, WD Services accrues for potential penalties it could incur as a result of audits by the customer. These penalties are estimated based on expectations from historical results.

Under the new standard, for certain contracts in which WD Services receives up-front fees or fixed monthly fees, WD Services may recognize revenue later than it had historically if it determines revenue should be recognized over a different period, which may include a longer period of time than under historical guidance. WD Services may recognize revenues for outcome fees earlier than it had historically. Historically, WD Services recognized those revenues upon final resolution of the outcome, at which point the outcome may be invoiced. Thus, the new standard results in a greater degree of estimation for outcome-based fees.

During the three months ended March 31, 2018, WD Services recognized $1,056 from performance obligations satisfied in previous periods, based upon final resolution of amounts with the customer.
Related Balance Sheet Accounts
Accounts receivable, net - The Company records accounts receivable amounts at the contractual amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on identified customer collection issues. In circumstances where the Company is aware of a customer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce its net recognized receivable to an amount the Company reasonably expects to collect. The Company also provides a general allowance, based upon historical experience. Under certain contracts of NET Services, final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. In addition, certain government entities which WD Services serves remit payment substantially beyond the payment terms. For example, under WD Services’ employability contract in Saudi Arabia, certain receivable balances are past due. The Company monitors these amounts due to the aging of receivables, but generally believes the balances are collectible. However, factors within those government entities could change and there can be no assurance that such changes would not result in an inability to collect the receivables.
The following table provides information about accounts receivable, net as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts receivable	$132,125	$122,634
Allowance for doubtful accounts	(5,784)	(5,762)
NET Services' reconciliation contract receivable	46,835	42,054
	$173,176	$158,926
Contract assets - Primarily reflects estimated revenue expected to be billed, as the Company does not have the unconditional right to invoice these amounts. We receive payments from customers based on the terms established in our contracts. The balance of $8,739 is included in Prepaid expenses and other in the condensed consolidated balance sheet at March 31, 2018.
NET Services accrued contract payments - Includes liabilities related to certain contracts of NET Services for which final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. The balance is included in Accrued liabilities in the condensed consolidated balance sheet. The balance at March 31, 2018 and December 31, 2017 totaled $18,845 and $17,487, respectively.

Deferred Revenue - Includes funds received for certain services in advance of services being rendered. The balance at March 31, 2018 and December 31, 2017 totaled $28,745 and $17,381, respectively. The increase in the deferred revenue balance from December 31, 2017 to March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, including the impact of the adoption of the revenue recognition standard, as revenue under the WD Services youth services contract is now fully deferred until the courses are offered in the summer and fall, offset by $5,368 of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
Costs to Obtain and Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to service expense as the Company satisfies its performance obligations. These costs, which are classified in "Prepaid expenses and other" on the condensed consolidated balance sheets, principally relate to costs deferred for work performed by sub-contractors under WD Services’ contracts that will be used in satisfying future performance obligations. These deferred costs totaled $8,059 and $2,543 at March 31, 2018 and December 31, 2017, respectively.
Practical Expedients, Exemptions and Other Matters
We do not incur significant sales commissions expenses. Any amounts are expensed as incurred. These costs are recorded within service expense in the condensed consolidated statements of income.
The Company generally expects the period of time from when it transfers a promised service to a customer and when the customer pays for the service to be one year or less, and thus we do not have a significant financing component for our contracts with customers.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed or (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation, and the terms of the variable consideration relate specifically to our efforts to transfer the distinct service or to a specific outcome from transferring the distinct service.

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$86,229	$82,882
Restricted cash, current	1,597	2,624
Restricted cash, less current portion	4,267	10,911
Cash, cash equivalents and restricted cash	$92,093	$96,417

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s Captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

5.    Equity Investment

Matrix

As of March 31, 2018 and December 31, 2017, the Company owned a 43.6% and 46.6% noncontrolling interest in Matrix, respectively. The Company's ownership decreased as a result of the rollover of certain equity interests in HealthFair, which Matrix acquired on February 16, 2018. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (gain) loss of investees” in the accompanying condensed consolidated statements of income.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2018 and December 31, 2017 totaled $166,031 and $169,699, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	March 31, 2018	December 31, 2017
Current assets	$54,901	$37,563
Long-term assets	745,136	597,613
Current liabilities	28,365	27,718
Long-term liabilities	376,141	240,513

	Three months ended March 31, 2018	Three months ended March 31, 2017
Revenue	$67,429	$55,855
Operating (loss) income	(789)	1,008
Net loss	(8,518)	(1,857)

Included in Matrix’s standalone net loss for the three months ended March 31, 2018 are depreciation and amortization of $9,052, interest expense of $10,343, including $6,009 related to the amortization of deferred financing costs primarily resulting from the refinancing of Matrix debt facility, equity compensation of $737, management fees paid to certain of Matrix’s shareholders of $3,057, merger and acquisition related diligence costs of $2,169 primarily related to the first quarter acquisition of HealthFair, and an income tax benefit of $2,614. Included in Matrix’s standalone net loss for the three months ended March 31, 2017 were transaction bonuses and other transaction related costs of $2,994, equity compensation of $643, depreciation and amortization of $8,033, interest expense of $3,607 and an income tax benefit of $742.

 6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	March 31, 2018	December 31, 2017
Prepaid income taxes	$885	$1,106
Escrow funds	10,000	10,000
Contract asset	8,739	—
Prepaid insurance	1,224	2,121
Prepaid taxes and licenses	3,258	906
Note receivable	3,130	3,224
Prepaid rent	1,933	2,268
Deposits held for leased premises and bonds	3,012	2,849
Costs to fulfill a contract	8,059	2,543
Other	12,406	10,226
Total prepaid expenses and other	$52,646	$35,243

Escrow funds represent amounts related to indemnification claims from the sale of the Human Services segment, which was completed on November 1, 2015. The Company has accrued $15,000 as a contingent liability for the settlement of indemnification claims, which is included in “Accrued expenses” in the condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017. The escrow funds will be used to satisfy a portion of this settlement. See Note 13, Commitments and Contingencies, for further information. “Contract asset” and “Costs to fulfill a contract” in the table above relate to the adoption of ASC 606, as described in Note 3, Revenue Recognition.

7.    Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Accrued compensation	$24,574	$33,653
NET Services accrued contract payments	18,845	17,487
Accrued settlement	15,000	15,000
Income taxes payable	5,423	3,723
Other	41,416	33,975
Total accrued expenses	$105,258	$103,838

8.    Restructuring and Related Reorganization Costs

WD Services has two active redundancy programs at March 31, 2018. During the year ended December 31, 2017, WD Services had four redundancy programs. Of these four redundancy plans, two redundancy plans were approved in 2015: a plan related to the termination of employees delivering services under an offender rehabilitation program (“Offender Rehabilitation Program”), which has been completed, and a plan related to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the United Kingdom (“UK Restructuring Program”). In addition, a redundancy plan related to the termination of employees as part of a value enhancement project ("Ingeus Futures Program") to better align costs at Ingeus with revenue and to improve overall operating performance was approved in 2016 and began a second phase during the three months ended March 31, 2018. Further, a redundancy program to align costs with revenue for offender rehabilitation services (“Delivery First Program”) was approved in the fourth quarter of 2017. The Company recorded severance and related charges of $1,360 and $553 during the three months ended March 31, 2018 and 2017, respectively, relating to the termination benefits for employee groups and specifically identified employees impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income.

The initial estimate of severance and related charges for the plans was based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. Additional charges above the initial estimates were incurred for the redundancy plans during the three months ended March 31, 2018 and 2017 related to the actualization of termination benefits for specifically identified employees impacted under these plans, as well as an increase in the number of individuals impacted by these plans. The final identification of the employees impacted by each program is subject to customary consultation procedures. In addition, additional phases of value enhancement projects may be undertaken in the future, if costs and revenue are not aligned.

Summary of Severance and Related Charges

	January 1, 2018	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	March 31, 2018

Ingeus Futures Program	$482	$1,380	$(1,172)	$(10)	$680
Delivery First Program	1,287	(20)	(795)	44	516
Total	$1,769	$1,360	$(1,967)	$34	$1,196

	January 1, 2017	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	March 31, 2017

Ingeus Futures Program	$2,486	$553	$(152)	$29	$2,916
Offender Rehabilitation Program	1,380	—	(1,120)	9	269
UK Restructuring Program	50	—	—	1	51
Total	$3,916	$553	$(1,272)	$39	$3,236

The total of accrued severance and related costs of $1,196 is reflected in “Accrued expenses” in the condensed consolidated balance sheet at March 31, 2018. The amount accrued as of March 31, 2018 is expected to be settled principally by the end of 2018. Additionally, in conjunction with the second phase of the Ingeus Futures Program, the Company incurred $257 of expense during the three months ended March 31, 2018 primarily related to property and equipment costs.

9.    Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the three months ended March 31, 2018:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	17,473,598	$17	$313,955	$204,818	$(25,805)	4,126,132	$(154,803)	$(2,165)	$336,017
Stock-based compensation	—	—	993	—	—	—	—	—	993
Exercise of employee stock options	212,789	1	8,819	—	—	—	—	—	8,820
Restricted stock issued	20,904	—	—	—	—	3,778	(237)	—	(237)
Performance restricted stock issued	—	—	—	—	—	—	—	—	—
Shares issued for bonus settlement and director stipend	2,715		150		—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	583,027	(36,930)	—	(36,930)
Conversion of convertible preferred stock to common stock	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	1,926	—	—	(81)	1,845
Reclassification of translation loss realized upon sale of equity investment	—	—	—	—	—	—	—	—	—
Convertible preferred stock dividends	—	—	—	(1,089)	—	—	—	—	(1,089)
Noncontrolling interests	—	—	—	—	—	—	—	296	296
Other	—	—	49	—	—	—	—	—	49
Net income attributable to Providence	—	—	—	5,430	—	—	—	—	5,430
Cumulative effect adjustment from change in accounting principle	—	—	—	5,710	—	—	—	—	5,710
Balance at March 31, 2018	17,710,006	$18	$323,966	$214,869	$(23,879)	4,712,937	$(191,970)	$(1,950)	$321,054

Share Repurchases

On March 29, 2018, the Board of Directors ("Board") authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77,794, and extended the existing stock repurchase program through June 30, 2019 (as amended and extended, the “Stock Repurchase Program”). After giving effect to the increase in the authorized repurchase amount, as of March 31, 2018, approximately $100,000 remains for additional repurchases by the Company under the Stock Repurchase Program, excluding commission payments. The share repurchases may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions. The timing, number and amount of any shares repurchased will be determined by the Company’s officers at their discretion, and as permitted by securities laws, covenants under existing bank agreements and other legal requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The Stock Repurchase Program may be suspended or discontinued at any time without prior notice.

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Typical awards issued under this plan include stock option awards, restricted stock awards (“RSAs”) and performance based restricted stock units (“PRSUs”).

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Service expense	$56	$124
General and administrative expense	877	1,342
Equity in net loss of investees	60	27
Total stock-based compensation	$993	$1,493

At March 31, 2018, the Company had 380,989 stock options outstanding with a weighted-average exercise price of $52.52. The Company also had 61,557 shares of unvested RSAs outstanding at March 31, 2018 with a weighted-average grant date fair value of $51.21 and 4,684 vested PRSUs outstanding that were issued in April 2018.

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash settled awards and are not included as part of the 2006 Plan. During the three months ended March 31, 2018 and 2017, respectively, the Company recorded $1,832 and $667 of stock-based compensation expense for cash settled awards. The expense for cash settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of income. As the instruments are accounted for as liability awards, the expense recorded for the three months ended March 31, 2018 and 2017 is almost entirely attributable to the Company’s increase in stock price from the previous reporting period. The liability for unexercised cash settled share-based payment awards of $5,533 and $3,938 at March 31, 2018 and December 31, 2017, respectively, are reflected in “Accrued expenses” in the condensed consolidated balance sheets. At March 31, 2018, the Company had 5,202 SEUs and 200,000 stock option equivalent units outstanding.

The Company also provides cash settled long-term incentive plans for executive management and key employees of its operating segments. For the three months ended March 31, 2018 and 2017, expenses of $57 and $590, respectively, are included as “Service expense” in the condensed consolidated statements of income related to an ongoing long-term incentive plan for NET Services. At March 31, 2018 and December 31, 2017, the liability for this plan of $1,143 and $2,657, respectively, is reflected in “Accrued expenses” and “Other long-term liabilities” in the condensed consolidated balance sheet.

The Board approved the LogistiCare 2017 Senior Executive LTI Plan (the “LogistiCare LTIP”) for executive management and key employees of NET Services during the three months ended March 31, 2018. The LogistiCare LTIP pays in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option prior to the award payment date. The LogistiCare LTIP rewards participants based on certain measures of free cash flow and EBITDA results adjusted as specified in the plan document. The awards have a performance period of January 1, 2017 through December 31, 2019, with a payout date within two and a half months of the performance period end date. Payout is subject to the participant remaining employed by the Company on the payment date. The maximum amount that can be earned through the LogistiCare LTIP is $7,000. As of March 31, 2018, 46.5% of the awards have been issued under the LogistiCare LTIP.

11.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2018	2017
Numerator:
Net income attributable to Providence	$5,430	$(4,325)
Less dividends on convertible preferred stock	(1,089)	(1,090)
Less income allocated to participating securities	(579)	(58)
Net income (loss) available to common stockholders	$3,762	$(5,473)

Continuing operations	$3,770	$394
Discontinued operations	(8)	(5,867)
	$3,762	$(5,473)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,105,965	13,704,272
Effect of dilutive securities:
Common stock options	88,791	58,313
Performance-based restricted stock units	4,684	5,939
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,199,440	13,768,524

Basic earnings (loss) per share:
Continuing operations	$0.29	$0.03
Discontinued operations	—	(0.43)
	$0.29	$(0.40)
Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.03
Discontinued operations	—	(0.43)
	$0.29	$(0.40)

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

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2018	2017
Stock options to purchase common stock	12,142	165,371
Convertible preferred stock	803,200	803,398

12.    Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2018 and 2017 was 24.3% and 56.8%, respectively. The effective tax rate for the three months ended March 31, 2018 exceeded the U.S. federal statutory rate of 21% primarily due to foreign net operating losses for which the future income tax benefit currently cannot be recognized, state income taxes and certain non-deductible expenses, partially offset by the favorable impact of stock option deductions. The effective tax rate for the three months ended March 31, 2017 exceeded the U.S. federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. rate, state income taxes and certain non-deductible expenses.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted which institutes fundamental changes to the taxation of multinational corporations. As a result of the Tax Reform Act, the U.S. corporate income tax rate was reduced to 21% and the Company revalued its ending net deferred tax liabilities as of December 31, 2017. The Company recognized a provisional tax benefit of $19,397 in its consolidated financial statements for the year ended December 31, 2017. The final impact of the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Tax Reform Act. There have been no changes to the Company's provisional tax benefit recognized in 2017. The Company expects the financial reporting impact of the Tax Reform Act will be completed in the fourth quarter of 2018.

13.    Commitments and Contingencies

Legal proceedings

On June 15, 2015, a putative stockholder class action derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL (“Haverhill Litigation”).

On September 28, 2017, the Court approved a proposed settlement agreement among the parties that provides for a settlement amount of $10,000 less plaintiff’s legal fees and expenses (the “Settlement Amount”), with 75% of the Settlement Amount to be paid to the Company and 25% of the Settlement Amount to be paid to holders of the Company’s common stock other than certain excluded parties. In November 2017, the Company received a payment of $5,363 from the Settlement Amount.

For further information regarding this legal proceeding please see Note 18, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence.

Indemnifications related to Haverhill Litigation

The Company has indemnified certain third parties in connection to a rights offering on February 5, 2015 as well as in connection to the Company’s acquisition of CCHN Group Holdings, Inc. (operating under the tradename Matrix, and formerly included in our Health Assessment Services segment) in October 2014 and related financing commitments. For further information regarding these indemnifications, please see Note 18, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company recorded $132 of such indemnified legal expenses related to the Haverhill Litigation during the three months ended March 31, 2017 which is included in “General and administrative expense” in the condensed consolidated statements of income. Of this amount, $115 was indemnified legal expenses of related parties. Other legal expenses of the Company related to the Haverhill Litigation are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized related expense of $11 for the three months ended March 31, 2017. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company has recognized an insurance receivable of $145 and $941 in “Other receivables” in the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively, with a corresponding liability amount recorded to “Accrued expenses”.

Other Indemnifications

The Company has provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. Certain representations made by the Company in the

Membership Interest Purchase Agreement (the “Purchase Agreement”), including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date.

Molina and the Company have entered into a settlement agreement regarding a settlement of an indemnification claim by Molina with respect to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division (the “Rodriguez Court”) against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement, and other matters. As of March 31, 2018, the accrual is $15,000 with respect to an estimate of loss for potential indemnification claims. The Company expects to recover a portion of the settlement through insurance coverage, although this cannot be assured. The parties to the Rodriguez Litigation submitted a proposed settlement to the Rodriguez Court for approval pursuant to which PCC would pay the plaintiffs approximately $14,000. On January 2, 2018, the Rodriguez Court granted preliminary approval of the proposed settlement and authorized notice to class members.

Litigation is inherently uncertain and the actual losses incurred in the event that the related legal proceedings were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016. The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date. The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at March 31, 2018.

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
Loss Reserves for Certain Reinsurance Programs
The Company historically reinsured a substantial portion of its automobile, general and professional liability and workers’ compensation costs under reinsurance programs through the Company’s wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona. As of May 16, 2017, SPCIC did not renew the expiring reinsurance policies. SPCIC continues to resolve claims under the historical policy years.

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of March 31, 2018 and December 31, 2017, the Company had reserves of $6,261 and $6,699, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of March 31, 2018 and December 31, 2017 of $11,630 and $12,448, respectively, is classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the condensed consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of March 31, 2018 and December 31, 2017 was $5,369 and $5,749, respectively, and is classified as “Other receivables” and “Other assets” in the condensed consolidated balance sheets.

Deferred Compensation Plan

The Company has one deferred compensation plan for highly compensated employees of NET Services as of March 31, 2018. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the condensed consolidated balance sheets, was $1,920 and $1,806 at March 31, 2018 and December 31, 2017, respectively.

14.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Standby Purchasers as further discussed in Note 13, Commitments and Contingencies. Convertible preferred stock dividends earned by the Standby Purchasers during the three months ended March 31, 2018 and 2017 totaled $1,039 and $1,039, respectively.

During the three months ended March 31, 2017, the Company made a $566 loan to Mission Providence. The loan was repaid during the three months ended September 30, 2017.

15.  Discontinued Operations

On November 1, 2015, the Company completed the sale of the Human Services segment. During the three months ended March 31, 2018 and 2017, the Company recorded additional expenses related to the Human Services segment, principally related to legal proceedings as described in Note 13, Commitments and Contingencies, related to an indemnified legal matter.

Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the Company's Human Services segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017

Operating expenses:
General and administrative expense	$11	$9,406
Total operating expenses	11	9,406
Loss from discontinued operations before income taxes	(11)	(9,406)
Income tax benefit	3	3,540
Discontinued operations, net of tax	$(8)	$(5,866)

General and administrative expense for the three months ended March 31, 2018 includes legal expenses of $11. General and administrative expense for the three months ended March 31, 2017 includes an accrual of $9,000 for an estimated settlement of indemnified claims related to the sale of the Human Services segment, as well as related legal expenses of $406. See Note 13, Commitments and Contingencies, for additional information.

16.    Segments

The Company owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States and workforce development services internationally. The subsidiaries and other investments in which the Company holds interests comprise the following segments:

•	NET Services – Nationwide manager of NET programs for state governments and managed care organizations.

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

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$336,696	$69,350	$—	$—	$406,046
Service expense	310,701	60,534	—	—	371,235
General and administrative expense	2,937	7,613	—	7,863	18,413
Depreciation and amortization	3,494	3,218	—	86	6,798
Operating income (loss)	$19,564	$(2,015)	$—	$(7,949)	$9,600

Equity in net gain (loss) of investee	$—	$23	$(2,344)	$—	$(2,321)

	Three months ended March 31, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$324,034	$75,460	$—	$—	$399,494
Service expense	306,192	63,203	—	15	369,410
General and administrative expense	2,891	7,044	—	7,092	17,027
Depreciation and amortization	3,151	3,040	—	78	6,269
Operating income (loss)	$11,800	$2,173	$—	$(7,185)	$6,788

Equity in net gain (loss) of investee	$—	$(1,400)	$(660)	$—	$(2,060)

Geographic Information

Domestic service revenue, net, totaled 84.0% and 82.0% of service revenue, net for the three months ended March 31, 2018 and 2017, respectively. Foreign service revenue, net, totaled 16.0% and 18.0% of service revenue, net for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, $91,216, or 22.9%, and $99,071, or 20.8%, respectively, of the Company’s net assets were located in countries outside of the U.S.

17.    Subsequent Events

On April 11, 2018, the Company announced an organizational consolidation plan to integrate substantially all activities and functions performed at the corporate holding company level into its wholly-owned subsidiary, LogistiCare. As part of the organizational consolidation process, the Company’s Stamford, CT headquarters and Tucson, AZ satellite office will be closed. The Company adopted an employee retention plan designed to incentivize current holding company level employees to remain employed with the Company during the transition. The retention plan became effective on April 9, 2018 and covers the holding company level employees and provides for certain payments and benefits to be provided to the employees if they remain employed with the Company through a retention date established for each individual, subject to a fully executed retention letter.

In connection with the consolidation plan, the Company also entered into an agreement with R. Carter Pate for his continued employment as the Company’s Interim CEO through June 30, 2019. The agreement additionally provides for a grant of unvested options to purchase up to 394,000 shares of the Company's Common Stock, at a price of $71.67 per share, which was the closing price of the Company’s Common Stock on the grant date. The options are subject to vesting as follows: (i) 50% of the options will become vested if Mr. Pate remains employed by the Company through June 30, 2019, (ii) 25% of the options will become vested on March 31, 2019 if the Company has achieved its budget for its 2018 fiscal year, subject to certain adjustments, and Mr. Pate is then employed, and (iii) 25% of the options will become vested on March 31, 2019 subject to Mr. Pate’s achievement of other performance metrics if Mr. Pate is then employed. Once vested, the options will remain exercisable until April 8, 2021, unless terminated earlier due to a termination of Mr. Pate’s employment for “cause”. In recognition of certain holding company employees’ essential contributions to the success of the Company, and to encourage further alignment with the Company’s long-term interests through the ownership of equity, Mr. Pate voluntarily set aside 98,500 of the options granted to him, representing 25% of his total award. The Compensation Committee of the Board expects to grant to these employees at a later date, based upon their performance throughout the organizational consolidation process, restricted stock awards equivalent in value to the options voluntarily set aside by Mr. Pate.

Also in connection with the consolidation plan, on April 9, 2018, William Severance received an option to purchase 13,710 shares of Common Stock at a price of $71.67 per share, which was the closing price of the Company’s Common Stock on the grant date. The options will become fully exercisable on May 10, 2019, subject to Mr. Severance’s continued employment with the Company, and if not exercised will expire on December 31, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2018 and 2017, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2017. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2018 and Q1 2017 mean the three months ended March 31, 2018 and the three months ended March 31, 2017, respectively.

Overview of our business

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

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company. We are currently in the process of an organizational consolidation to integrate substantially all activities and functions performed at the corporate holding company level into LogistiCare. This strategic process is expected to take approximately 12 months to complete, over which time implementation costs will negatively impact earnings.

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

•
proposals by the President of the United States and Congress to change the Medicaid program, including considering converting the Medicaid program to a block grant format or capping the federal contribution to state Medicaid programs to a fixed amount per beneficiary, and CMS’s grant of waivers to states relative to the parameters of their Medicaid programs. Enactment of adverse legislation, regulation or agency guidance, may reduce the demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments.

In April 2018, the Company's Board of Directors (the "Board") approved an organizational consolidation plan to integrate substantially all activities and functions previously performed at the corporate holding company level into LogistiCare to create an organizational structure with strategic, operational and cultural alignment, which will be led by a single executive leadership team. We believe this organizational consolidation will drive shareholder value by sharpening our focus on the significant growth opportunities available to our core asset, LogistiCare. We have been increasingly allocating growth capital and strategic resources to LogistiCare, and this organizational consolidation reflects our view that the highest returning opportunities will continue to reside within LogistiCare, where we have been actively investing in numerous organic growth and margin enhancement initiatives. We also anticipate that future merger and acquisition efforts will be focused on opportunities that are adjacent, complementary and synergistic to LogistiCare. Ultimately, the consolidation of Providence under a unified, streamlined organizational structure is a natural evolution that will ensure more effective management and alignment with our multiple value enhancement strategies. In furtherance of our efforts to create this more streamlined organizational structure and allow us to more effectively deploy capital and focus strategic resources towards the significant growth opportunities available to LogistiCare, we are also exploring strategic alternatives in regards to our WD Services segment, which may involve a sale of the segment. We can provide no assurance we will be successful in entering into or completing a transaction, or that such transaction will be on satisfactory terms and conditions.

Critical accounting estimates and policies

As of March 31, 2018, as discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, and Note 3, Revenue Recognition, of our condensed consolidated financial statements, the Company adopted the new standard on revenue recognition. Other than this standard, there have been no significant changes in our critical accounting policies to our condensed consolidated financial statements. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2017.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines. We operate in two principal business segments: NET Services and WD Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of the two principal business segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by our corporate segment on behalf of the business segment, which primarily relate to insurance and stock-based compensation allocations. Indirect expenses, including unallocated corporate functions and expenses, such as executive, finance, accounting, human resources, information technology and legal, as well as the results of our captive insurance company (the “Captive”) and elimination entries recorded in consolidation are reflected in “Corporate and Other”.

Effective November 1, 2015, we completed the sale of our Human Services segment. Subsequent to the sale of our Human Services segment, we have incurred additional expenses in certain periods related to the settlement of indemnification claims and associated legal costs, which are recorded to “Discontinued operations, net of tax”.

Q1 2018 compared to Q1 2017

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q1 2018 and Q1 2017 (in thousands):

	Three months ended March 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	406,046	100.0%	399,494	100.0%

Operating expenses:
Service expense	371,235	91.4%	369,410	92.5%
General and administrative expense	18,413	4.5%	17,027	4.3%
Depreciation and amortization	6,798	1.7%	6,269	1.6%
Total operating expenses	396,446	97.6%	392,706	98.3%

Operating income	9,600	2.4%	6,788	1.7%

Non-operating expense:
Interest expense, net	326	0.1%	352	0.1%
Equity in net (gain) loss of investees	2,321	0.6%	2,060	0.5%
Loss (gain) on foreign currency transactions	(623)	(0.2)%	(62)	—%
Income from continuing operations before income taxes	7,576	1.9%	4,438	1.1%
Provision for income taxes	1,842	0.5%	2,523	0.6%
Income from continuing operations, net of tax	5,734	1.4%	1,915	0.5%
Discontinued operations, net of tax	(8)	—%	(5,866)	(1.5)%
Net income (loss)	5,726	1.4%	(3,951)	(1.0)%
Net income attributable to noncontrolling interest	(296)	(0.1)%	(374)	(0.1)%
Net income (loss) attributable to Providence	5,430	1.3%	(4,325)	(1.1)%

Service revenue, net. Consolidated service revenue, net for Q1 2018 increased $6.6 million, or 1.6%, compared to Q1 2017. Revenue for Q1 2018 compared to Q1 2017 included an increase in revenue attributable to NET Services of $12.7 million and a decrease in revenue attributable to WD Services of $6.1 million. Excluding the favorable effects of changes in currency exchange rates, consolidated service revenue on an as reported basis was relatively consistent for Q1 2018 compared to Q1 2017, although the results for Q1 2018 reflect the negative impact of the adoption of FASB Accounting Standards Codification Topic 606 (“ASC 606”). The Company began recognizing revenue under ASC 606 effective January 1, 2018. As a result of applying ASC 606, NET Services recorded $3.9 million less revenue in Q1 2018 than would have been recorded under our historical revenue recognition policy due to one contract now being accounted for as net versus gross. Additionally, WD Services recorded $5.4 million less of revenue in Q1 2018 than would have been recognized under the previous accounting standard.

Total operating expenses. Consolidated operating expenses for Q1 2018 increased $3.7 million, or 1.0%, compared to Q1 2017. Operating expenses for Q1 2018 compared to Q1 2017 included an increase in expenses attributable to NET Services of $4.9 million and an increase in expenses attributable to Corporate and Other of $0.8 million. These increases were partially offset by a decrease in operating expenses attributable to WD Services of $1.9 million. The impact of adopting ASC 606 effective January 1, 2018 was $3.9 million less in operating expenses recorded by NET Services, as one contract is now being recorded on a net versus gross basis, and $1.9 million less in operating expenses recorded by WD Services, as these costs were deferred in relation to the deferral of revenue.

Operating income. Consolidated operating income for Q1 2018 increased $2.8 million, or 41.4%, compared to Q1 2017. The increase was primarily attributable to an increase in operating income in Q1 2018 as compared to Q1 2017 at NET Services of $7.8 million. This increase in operating income was partially offset by a decrease in WD Services operating income of $4.2 million and an increase in Corporate and Other operating loss of $0.8 million. The impact of adopting ASC 606 on operating income in Q1 2018 was zero for NET Services and negative $3.5 million for WD Services.

Interest expense, net. Consolidated interest expense, net for Q1 2018 and Q1 2017 remained relatively consistent.

Equity in net (gain) loss of investees. Equity in net (gain) loss of investees primarily relates to our investments in Matrix in both periods and Mission Providence in Q1 2017. Our investment in Mission Providence, which was part of our WD Services segment, was sold effective September 29, 2017. Our equity in net loss of investees for Q1 2018 of $2.3 million primarily related to our equity in net loss for Matrix. Included in Matrix’s Q1 2018 standalone results are depreciation and amortization of $9.1 million, interest expense of $10.3 million, including $6.0 million related to the amortization of deferred financing costs primarily resulting from the refinancing of Matrix debt facility, equity compensation of $0.7 million, management fees paid to certain of Matrix’s shareholders of $3.1 million and merger and acquisition related diligence costs of $2.2 million primarily related to the first quarter acquisition of HealthFair, and an income tax benefit of $2.6 million. Our equity in net loss of investees related to WD Services and Matrix totaled $1.4 million and $0.7 million, respectively, for Q1 2017. Included in Matrix’s standalone Q1 2017 results were transaction bonuses and other transaction related costs of $3.0 million, equity compensation of $0.6 million, depreciation and amortization of $8.0 million, interest expense of $3.6 million and an income tax benefit of $0.7 million.

Loss (gain) on foreign currency transactions. The foreign currency gain of $0.6 million and $0.1 million for Q1 2018 and Q1 2017, respectively, were primarily due to translation adjustments of our foreign subsidiaries in the WD Services segment.

Provision for income taxes. Our effective tax rate from continuing operations for Q1 2018 and Q1 2017 was 24.3% and 56.8%, respectively. The Q1 2018 effective tax rate exceeded the U.S. federal statutory rate of 21% due to foreign net operating losses for which the future income tax benefit currently cannot be recognized, state income taxes and certain non-deductible expenses, partially offset by the favorable impact of stock option deductions. The effective tax rate exceeded the U.S. federal statutory rate of 35% for Q1 2017 primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate of 35%, state income taxes, and certain non-deductible expenses.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity related to our former Human Services segment. For Q1 2018, discontinued operations, net of tax for our Human Services segment was break-even, as we did not incur significant expense for the ongoing indemnified legal matter. For Q1 2017, discontinued operations, net of tax for our Human Services segment was a loss of $5.9 million. See Note 15, Discontinued Operations, to our condensed consolidated financial statements for additional information.

Net income attributable to noncontrolling interests. Net loss attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our WD Services segment.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q1 2018 and Q1 2017 (in thousands):

	Three Months Ended March 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	336,696	100.0%	324,034	100.0%

Service expense	310,701	92.3%	306,192	94.5%
General and administrative expense	2,937	0.9%	2,891	0.9%
Depreciation and amortization	3,494	1.0%	3,151	1.0%
Operating income	19,564	5.8%	11,800	3.6%

Service revenue, net. Service revenue, net for NET Services for Q1 2018 increased $12.7 million, or 3.9%, compared to Q1 2017.  The increase was primarily related to the impact of new contracts, including managed care organization (“MCO”)

contracts in Indiana and New York and new state contracts in Texas, which contributed $24.7 million of revenue for Q1 2018, as well as net increased revenue from existing contracts of $15.7 million due to the net impact of membership and rate changes. These increases were partially offset by the impact of contracts we no longer serve, including state contracts in New York and Connecticut, certain MCO contracts in Florida, as well as decreased membership in Virginia, which resulted in a decrease in revenue of $23.8 million. In addition, the adoption of ASC 606 resulted in a decrease in revenue of $3.9 million in Q1 2018 as compared to revenue under the previous accounting standard, as one contract is now accounted for on a net basis.

Service expense, net. Service expense for our NET Services segment included the following for Q1 2018 and Q1 2017 (in thousands):

	Three Months Ended March 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	253,063	75.2%	252,457	77.9%
Payroll and related costs	45,195	13.4%	42,383	13.1%
Other operating expenses	12,393	3.7%	11,194	3.5%
Stock-based compensation	50	—%	158	—%
Total service expense	310,701	92.3%	306,192	94.5%

Service expense for Q1 2018 increased $4.5 million, or 1.5%, compared to Q1 2017 due primarily to higher purchased services, payroll and related costs and other operating costs.

Purchased services as a percentage of revenue decreased from 77.9% in Q1 2017 to 75.2% in Q1 2018 primarily attributable to lower transportation costs on a per trip basis in certain geographies as a result of our value enhancement initiatives aimed at better aligning the rates we pay to our transportation provider partners with local market conditions and the fees paid to us by our customers.

Payroll and related costs as a percentage of revenue increased from 13.1% in Q1 2017 to 13.4% in Q1 2018 due to increased corporate staffing, incentive compensation and increased health insurance expenses. Other operating expenses increased for Q1 2018 as compared to Q1 2017 primarily attributable to increased software and hardware maintenance costs associated with new technology initiatives.

General and administrative expense. General and administrative expense in Q1 2018 remained constant as a percentage of revenue, at 0.9%, as compared to Q1 2017.

Depreciation and amortization. Depreciation and amortization increased $0.3 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0% for Q1 2017 and Q1 2018.

WD Services

WD Services segment financial results are as follows for Q1 2018 and Q1 2017 (in thousands):

	Three Months Ended March 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	69,350	100.0%	75,460	100.0%

Service expense	60,534	87.3%	63,203	83.8%
General and administrative expense	7,613	11.0%	7,044	9.3%
Depreciation and amortization	3,218	4.6%	3,040	4.0%
Operating income (loss)	(2,015)	-2.9%	2,173	2.9%

Service revenue, net. Service revenue, net for Q1 2018 decreased $6.1 million, or 8.1%, compared to Q1 2017. Excluding the favorable effects of changes in currency exchange rates, service revenue decreased 16.7% in Q1 2018 compared to Q1 2017. The decrease was primarily related to the ongoing wind-down of the segment’s legacy UK employability program, the impact of contractual adjustments under the offender rehabilitation program, as Q1 2018 included $1.1 million of revenue related to a contractual adjustment whereas Q1 2017 included the impact of $5.2 million of revenue related to the finalization of a contractual adjustment for the contract year ended March 31, 2017, as well as the impact of the adoption of the new revenue standard, which resulted in $5.4 million less revenue in Q1 2018 than would have been recognized under the previous accounting standard. The decrease was partially offset by increased revenue under the segment’s health programs as well as the segments operations in the U.S. and certain other international operations.

Service expense. Service expense for our WD Services segment included the following for Q1 2018 and Q1 2017 (in thousands):

	Three Months Ended March 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	45,674	65.9%	44,971	59.6%
Purchased services	7,005	10.1%	8,789	11.6%
Other operating expenses	7,849	11.3%	9,429	12.5%
Stock-based compensation	6	—%	14	—%
Total service expense	60,534	87.3%	63,203	83.8%

Service expense in Q1 2018 decreased $2.7 million, or 4.2%, compared to Q1 2017. Payroll and related costs increased primarily as a result of increased restructuring costs. Payroll and related costs include $1.4 million and $0.6 million in Q1 2018 and Q1 2017, respectively, of termination benefits related to redundancy plans. Purchased services decreased in Q1 2018 compared to Q1 2017 primarily as a result of the ongoing wind-down of the legacy UK employability program, which resulted in a decline in the use of outsourced services. Additionally, the adoption of ASC 606 resulted in WD Services recording $1.9 million less service expense in Q1 2018 than would have been recognized under our historical revenue recognition policy, as these costs were deferred in relation to the deferral of revenue.

General and administrative expense. General and administrative expense in Q1 2018 increased $0.6 million compared to Q1 2017 due primarily due to increased rent related to various facilities as well as property wind-down costs of $0.3 million associated with the legacy UK employability program.

Depreciation and amortization. Depreciation and amortization for Q1 2018 increased $0.2 million compared to Q1 2017, primarily due to the depreciation of additional leasehold improvements.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q1 2018 and Q1 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
	$	$
Service expense	—	15
General and administrative expense	7,863	7,092
Depreciation and amortization	86	78
Operating loss	(7,949)	(7,185)

Operating loss. Corporate and Other operating loss in Q1 2018 increased by $0.8 million, or 10.6%, as compared to Q1 2017. This increase was primarily due to an increase in cash settled stock-based compensation expense of $1.1 million, primarily as a result of a more significant increase in the Company’s stock price in Q1 2018 as compared to Q1 2017, as well as $0.4 million of costs incurred in Q1 2018 for professional fees related to the Company's organizational consolidation. These increases were partially offset by a decrease in stock settled share-based compensation expense of $0.5 million from Q1 2017 to Q1 2018.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors, uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer and winter seasons. Due to higher demand in the summer months, lower demand during the winter months, and a primarily fixed revenue stream based on a per-member, per-month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter. WD Services is impacted by both the timing of commencement and expiration of major contracts. Under many of WD Services’ contracts, we may invest significant sums of money in personnel, leased office space, purchased or developed technology, and other costs, and generally would incur these costs prior to commencing services and receiving payments. This can result in significant variability in financial performance and cash flows between quarters and for comparative periods. It is expected that future contracts may be structured in a similar fashion. However, the Company does not expect a large variability in financial performance upon the commencement of WD Services’ newly secured Work and Health Programme contracts as the upfront implementation investments needed for these contracts are expected to be significantly less than those associated with other large contract commencements undertaken in the past, such as the offender rehabilitation program in 2016. In addition, under the majority of WD Services’ contracts, the Company relies on its customers, which include government agencies, to provide referrals, for which the Company can provide services and earn revenue. The timing and magnitude of referrals can fluctuate significantly, leading to volatility in revenue.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses and new contract start-up costs, including workforce restructuring costs. We expect to meet any cash requirements through available cash on hand, cash generated from our operating segments, and borrowing capacity under our Credit Facility (as defined below).

Cash flow from operating activities was our primary source of cash during Q1 2018. Our balance of cash and cash equivalents was $86.2 million and $95.3 million at March 31, 2018 and December 31, 2017, respectively, including $30.9 million and $40.1 million held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries.

We had restricted cash of $5.9 million and $6.3 million at March 31, 2018 and December 31, 2017, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. Given expiring policies under our captive insurance subsidiary were not renewed upon expiration in May 2017, we expect our restricted cash balances to decline over time. These restricted cash amounts are not included in our balance of cash and cash equivalents, although they are included in the cash, cash equivalents and restricted cash balance on the statement of cash flows, as a result of the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as of January 1, 2018. At March 31, 2018 and December 31, 2017, we had no amounts outstanding under our Credit Facility.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions. We may also raise debt financing to fund future repurchases of our common stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. The Credit Facility expires on August 2, 2018. On March 29, 2018, the Company’s Board of Directors amended our ongoing stock repurchase program to add an additional $77.8 million of capacity and extend the expiration date of the program from December 31, 2018 to June 30, 2019. As of May 7, 2018, and inclusive of this $77.8 million increase, the Company has approximately $99.5 million of share repurchase availability. During the three months ended March 31, 2018, the Company repurchased 583,027 shares for $36.9 million. During the period from April 1, 2018 to May 7, 2018, the Company repurchased 6,088 shares for $0.5 million.

The cash flow statement for all periods presented includes both continuing and discontinued operations. Discontinued operations for Q1 2018 and Q1 2017 include the activity of our Human Services segment. The loss from discontinued operations was negligible for Q1 2018 and totaled $5.9 million for Q1 2017. For Q1 2017, the loss from discontinued operations primarily related to the accrual of a contingent liability of $9.0 million related to the future settlement of indemnification claims associated with our former Human Services segment, partially offset by a related tax benefit. The settlement amount is expected to be paid later in 2018.

YTD 2018 cash flows compared to YTD 2017

Operating activities. Cash provided by operating activities was $25.6 million for Q1 2018, a decrease of $10.6 million compared with Q1 2017. Q1 2018 and Q1 2017 cash flow from operations was driven by net income of $5.7 million and net loss of $4.0 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of $9.2 million and $7.3 million, respectively, and changes in working capital of $10.7 million and $32.8 million, respectively. The change in working capital is primarily driven by the following:

•
Accounts receivable generated a cash outflow for Q1 2018 of $12.4 million as compared to an inflow of $1.1 million for Q1 2017. The increase in cash outflow of $13.5 million is partially attributable to NET Services due to the timing of collections, partially offset by the impact of changes in accounts receivable for WD Services.

•
Prepaid expense and other generated a cash outflow for Q1 2018 of $3.2 million as compared to an outflow of $1.9 million for Q1 2017. The increase in cash outflow of $1.3 million is partially attributable to the adoption of ASC 606 as of January 1, 2018. This resulted in recording inflows for contract assets of $1.0 million in Q1 2018 and cash outflows for costs to fulfill contracts of $1.5 million in Q1 2018 related to revenue which is deferred as of March 31, 2018, but which would have been recognized under the previous accounting standard. Additionally, outflows related to prepaid taxes and licenses for WD Services were $2.4 million in Q1 2018 as compared to cash inflows in Q1 2017 of $0.8 million.

•
Accounts payable and accrued expenses generated a cash inflow of $2.3 million in Q1 2018, as compared to a cash inflow of $12.3 million in Q1 2017. The decrease in cash inflow of $10.1 million between Q1 2017 and Q1 2018 is due primarily to the increase in the accrued settlement related to our former Human Services segment of $9.0 million during Q1 2017 as well as the impact of NET Services accrued contract payments of $3.8 million. These changes were partially offset by increased cash inflows related to income taxes payable for Q1 2018 compared to Q1 2017.

•
Accrued transportation costs of NET Services generated a cash inflow of $16.7 million in Q1 2018, as compared to a cash inflow of $18.6 million in Q1 2017. The decrease in cash inflow of $1.9 million is due primarily to the timing of payments.

•
Deferred revenue generated cash inflow of $7.7 million in Q1 2018, as compared to a cash inflow of $2.0 million in Q1 2017. The increase in cash inflow of $5.7 million is due primarily to WD Services. Approximately $3.9 million of the increase is attributable to change in deferred revenue as a result of the adoption of ASC 606. Other increases in deferred revenue are a result of the timing of cash payments received under certain WD Services’ contracts in advance of services being performed.

Investing activities. Net cash used in investing activities of $5.0 million in Q1 2018 decreased by $1.3 million as compared to Q1 2017. The decrease was primarily attributable to a decrease in the purchase of property and equipment of $0.8 million, as well as a $0.6 million loan to Mission Providence made in Q1 2017.

Financing activities. Net cash used in financing activities of $30.3 million in Q1 2018 increased $9.8 million as compared to Q1 2017. During Q1 2018, we repurchased $18.4 million more of our common stock than in Q1 2017. Partially offsetting this increase in cash outflows was an increase in proceeds from common stock issued pursuant to stock option exercises of $9.2 million.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a sub-facility of $25.0 million for letters of credit. As of March 31, 2018, we had no borrowings and seven letters of credit in the amount of $10.3 million outstanding. At March 31, 2018, our available credit under the revolving credit facility was $189.7 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility or in a term loan facility from time to time (on substantially the same terms as apply to the existing facility) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Facility matures on August 2, 2018. The Company is actively reviewing its options to extend or replace the Credit Facility. We may from time to time incur additional indebtedness, obtain additional financing or refinance existing indebtedness, subject to market conditions and our financial condition.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company was in compliance with all covenants as of March 31, 2018.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by certain of Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (collectively, the “Standby Purchasers”), pursuant to the Standby Purchase Agreement between the Standby Purchasers and the Company, the Company issued 805,000 shares of Preferred Stock, of which 803,200 shares are outstanding as of March 31, 2018. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the three months ended March 31, 2018 and 2017 and totaled $1.1 million.

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

At March 31, 2018, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $1.1 million, $0.6 million and $4.6 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at March 31, 2018 was $5.4 million. We recorded a corresponding receivable from third-party insurers and liability at March 31, 2018 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, SPCIC had restricted cash of $5.8 million and $6.3 million at March 31, 2018 and December 31, 2017, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our NET Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $1.7 million and $2.2 million as of March 31, 2018 and December 31, 2017, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In certain cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the SEC.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of March 31, 2018, we conducted business in eleven countries outside the U.S. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. During Q1 2018 we generated $72.0 million of our net operating revenues from operations outside the U.S.
A 10% adverse change in the foreign currency exchange rate from British Pounds to U.S. dollars would have a $4.0 million negative impact on consolidated revenue and a negligible impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on our financial results.

We assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2018. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected or which are reasonably likely to materially affect such control. Except as set forth below, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
During the quarter, the Company implemented new internal controls and processes related to its adoption of ASC 606 and the automation of its financial statement consolidation process.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the potential for or outcome of any future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. For information relating to legal proceedings, see Note 13, Commitments and Contingencies, in our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2018:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (2)
Month 1:
January 1, 2018
to
January 31, 2018	297,981	$62.62	295,762	$40,607

Month 2:
February 1, 2018
to
February 28, 2018	203,918	$63.73	203,356	$27,648

Month 3:
March 1, 2018
to
March 31, 2018	84,906	$64.90	83,909	$100,000

Total	586,805		583,027
______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)
On October 26, 2016, our Board authorized a new repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s Common Stock during the twelve-month period following October 26,

2016. On November 2, 2017, our Board approved the extension of the Company’s prior stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Subsequently, on March 29, 2018, our Board authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77.8 million, and extended the existing stock repurchase program through June 30, 2019.
After giving effect to the increase in the authorized repurchase amount, as of March 31, 2018, approximately $100.0 million remains for additional repurchases by the Company under the stock repurchase program, excluding commission payments. A total of 1,534,105 shares have been repurchased since the Board originally approved the repurchase program on October 26, 2016. The share repurchases may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Stockholders”), who collectively hold approximately 13% of our outstanding common stock and approximately 95% of our outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Stockholders, and the Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the Selling Stockholders’ securities for resale under the Securities Act of 1933, as amended.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated February 16, 2018 (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.2+	Form of Stock Option Agreement (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.3+
Option Agreement, dated April 9, 2018, between The Providence Service Corporation and R. Carter Pate (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 11, 2018).

10.4+	The Providence Service Corporation Employee Retention Plan (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 11, 2018).

10.5+
Amendment No. 1 to the Option Agreement, dated May 1, 2018, between The Providence Service Corporation and R. Carter Pate (Incorporated by reference from an exhibit to the registrant's Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.6
Registration Indemnification Agreement, dated May 9, 2018, between The Providence Service Corporation, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (Incorporated by reference from an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management contract of compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 10, 2018	By:	/s/ R. Carter Pate
R. Carter Pate Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ William Severance
William Severance Interim Chief Financial Officer
(Principal Financial Officer)