Form 10-Q
period 2018-06-30
PROVIDENCE SERVICE CORP
filed 2018-08-08
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of August 6, 2018, there were outstanding 12,809,314 shares (excluding treasury shares of 4,968,899) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,700	$95,310
Accounts receivable, net of allowance of $5,811 in 2018 and $5,762 in 2017	184,313	158,926
Other receivables	5,366	5,759
Prepaid expenses and other	52,961	35,243
Restricted cash	1,868	1,091
Current assets held for sale	14,872	—
Total current assets	289,080	296,329
Property and equipment, net	47,450	50,377
Goodwill	121,138	121,668
Intangible assets, net	39,303	43,939
Equity investments	165,988	169,912
Other assets	10,296	12,028
Restricted cash, less current portion	3,260	5,205
Deferred tax asset	3,720	4,632
Total assets	$680,235	$704,090
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of long-term obligations	$1,714	$2,400
Accounts payable	24,956	15,404
Accrued expenses	84,292	103,838
Accrued transportation costs	94,077	83,588
Deferred revenue	30,004	17,381
Reinsurance and related liability reserves	5,646	4,319
Current liabilities held for sale	14,872	—
Total current liabilities	255,561	226,930
Long-term obligations, less current portion	507	584
Other long-term liabilities	16,085	21,386
Deferred tax liabilities	38,722	41,627
Total liabilities	310,875	290,527
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 802,159 and 803,200 issued and outstanding; 5.5%/8.5% dividend rate	77,445	77,546
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,775,131 and 17,473,598 issued and outstanding (including treasury shares)	18	17
Additional paid-in capital	330,009	313,955
Retained earnings	202,548	204,818
Accumulated other comprehensive loss, net of tax	(27,846)	(25,805)
Treasury shares, at cost, 4,968,758 and 4,126,132 shares	(210,802)	(154,803)
Total Providence stockholders' equity	293,927	338,182
Noncontrolling interest	(2,012)	(2,165)
Total stockholders' equity	291,915	336,017
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$680,235	$704,090

 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service revenue, net	$411,794	$407,983	$817,840	$807,477

Operating expenses:
Service expense	385,071	377,036	756,306	746,446
General and administrative expense	19,278	18,048	37,691	35,076
Asset impairment charge	9,881	—	9,881	—
Depreciation and amortization	6,878	6,900	13,677	13,169
Total operating expenses	421,108	401,984	817,555	794,691

Operating income (loss)	(9,314)	5,999	285	12,786

Other expenses:
Interest expense, net	245	329	570	681
Equity in net (gain) loss of investees	147	(1,530)	2,468	530
Loss (gain) on foreign currency transactions	(6)	463	(629)	400
Income (loss) from continuing operations before income taxes	(9,700)	6,737	(2,124)	11,175
Provision for income taxes	1,654	2,879	3,496	5,402
Income (loss) from continuing operations, net of tax	(11,354)	3,858	(5,620)	5,773
Discontinued operations, net of tax	(49)	(117)	(57)	(5,984)
Net income (loss)	(11,403)	3,741	(5,677)	(211)
Net loss (income) attributable to noncontrolling interests	188	174	(108)	(200)
Net income (loss) attributable to Providence	$(11,215)	$3,915	$(5,785)	$(411)

Net income (loss) available to common stockholders (Note 12)	$(12,321)	$2,434	$(7,980)	$(3,037)

Basic earnings (loss) per common share:
Continuing operations	$(0.94)	$0.19	$(0.61)	$0.22
Discontinued operations	(0.01)	(0.01)	—	(0.44)
Basic earnings (loss) per common share	$(0.95)	$0.18	$(0.61)	$(0.22)

Diluted earnings (loss) per common share:
Continuing operations	$(0.94)	$0.19	$(0.61)	$0.22
Discontinued operations	(0.01)	(0.01)	—	(0.44)
Diluted earnings (loss) per common share	$(0.95)	$0.18	$(0.61)	$(0.22)

Weighted-average number of common shares outstanding:
Basic	13,008,106	13,553,704	13,056,765	13,628,572
Diluted	13,008,106	13,607,576	13,056,765	13,687,183
See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(11,403)	$3,741	$(5,677)	$(211)
Net loss (income) attributable to noncontrolling interest	188	174	(108)	(200)
Net income (loss) attributable to Providence	(11,215)	3,915	(5,785)	(411)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(3,967)	3,225	(2,041)	4,426
Other comprehensive income (loss)	(3,967)	3,225	(2,041)	4,426
Comprehensive income (loss)	(15,370)	6,966	(7,718)	4,215
Comprehensive loss (income) attributable to noncontrolling interest	62	264	(153)	(87)
Comprehensive income (loss) attributable to Providence	$(15,308)	$7,230	$(7,871)	$4,128

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2018	2017
Operating activities
Net (loss) income	$(5,677)	$(211)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,565	9,245
Amortization	4,112	3,924
Asset impairment charge	9,881	—
Provision for doubtful accounts	197	1,082
Stock-based compensation	4,278	3,021
Deferred income taxes	(2,665)	(6,733)
Amortization of deferred financing costs and debt discount	308	349
Equity in net loss of investees	2,468	530
Other non-cash charges (credits)	(605)	403
Changes in operating assets and liabilities:
Accounts receivable	(33,993)	(8,949)
Prepaid expenses and other	(10,967)	(3,485)
Reinsurance and related liability reserve	(1,294)	(4,874)
Accounts payable and accrued expenses	(4,865)	(1,716)
Accrued transportation costs	10,489	11,456
Deferred revenue	10,780	2,896
Other long-term liabilities	72	2,325
Net cash (used in) provided by operating activities	(7,916)	9,263
Investing activities
Purchase of property and equipment	(8,792)	(10,745)
Net increase from short-term investments	—	300
Loan to joint venture	—	(566)
Proceeds from note receivable	3,130	—
Net cash used in investing activities	(5,662)	(11,011)
Financing activities
Preferred stock dividends	(2,190)	(2,191)
Repurchase of common stock, for treasury	(55,999)	(18,754)
Proceeds from common stock issued pursuant to stock option exercise	12,405	1,028
Performance restricted stock surrendered for employee tax payment	(429)	(96)
Capital lease payments and other	(1,793)	(738)
Net cash used in financing activities	(48,006)	(20,751)
Effect of exchange rate changes on cash	(53)	606
Net change in cash and cash equivalents	(61,637)	(21,893)
Cash, cash equivalents and restricted cash at beginning of period	101,606	86,392
Cash, cash equivalents and restricted cash at end of period	$39,969	$64,499

Supplemental cash flow information:
Cash paid for interest	$588	$714
Cash paid for income taxes	$9,462	$7,736
Purchase of equipment through capital lease obligation	$677	$—
 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2018
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

•
Matrix Investment – Minority interest in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”), accounted for as an equity method investment. Matrix offers a national network of community-based clinicians who deliver in-home services for members, including comprehensive health assessments (“CHAs”), and a fleet of mobile health clinics with advanced diagnostic capabilities. On February 16, 2018, Matrix acquired HealthFair.

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company. On April 11, 2018, the Company announced an organizational consolidation plan to integrate substantially all activities and functions performed at the corporate holding company level into its wholly-owned subsidiary, LogistiCare. See Note 8, Restructuring and Related Reorganization Costs, for further information.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the six months ended June 30, 2018:

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

The impact of applying the new revenue recognition guidance on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2018, and balance sheet as of June 30, 2018, was as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
Statements of Income	As Reported	Pro forma as if the previous accounting guidance was in effect	As Reported	Pro forma as if the previous accounting guidance was in effect
Service revenue, net	$411,794	$416,059	$817,840	$831,407
Service expense	385,071	389,198	756,306	766,283
Operating income (loss)	(9,314)	(9,176)	285	3,875
Income (loss) from continuing operations before taxes	(9,700)	(9,562)	(2,124)	1,466
Net loss attributable to Providence	(11,215)	(11,089)	(5,785)	(2,990)
Diluted loss per share	$(0.95)	$(0.94)	$(0.61)	$(0.40)

	June 30, 2018
Balance Sheet	As Reported	Pro forma as if the previous accounting guidance was in effect
Prepaid expenses and other	$52,961	$42,042
Accrued expenses	84,292	82,717
Deferred revenue	30,004	22,917
Deferred tax liabilities	38,722	39,386
Retained earnings, net of tax	202,548	199,628

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 must be adopted retrospectively. The Company adopted ASU 2016-18 on January 1, 2018. As a result of the adoption of ASU 2016-18, the Company recast its condensed consolidated statement of cash flows for the six months ended June 30, 2017. The recast resulted in an increase in cash used in investing activities of $6,216. See additional information in Note 4, Cash, Cash Equivalents and Restricted Cash.

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

Updates to the recent accounting pronouncements as disclosed in the Company's Form 10-K for the year ended December 31, 2017 are as follows:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 introduced FASB Accounting Standards Codification Topic 842 (“ASC 842”), which will replace ASC 840, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which is intended to reduce costs and ease implementation of the leases standard for financial statement preparers. ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract.

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

ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for publicly held entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or the lessee may initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach does not require transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. The Company is assessing the impact of adopting ASC 842. It has assembled a cross-functional project team and commenced its adoption plan, which will require modifications and enhancements to the Company's information systems and internal controls. The Company's assessment of the related financial impact is ongoing and, therefore, the Company has not yet determined whether the impact will be material to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU 2016-13 will supersede or clarify much of the existing guidance for reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The amendments in ASU 2016-13 affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

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

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers for the three and six months ended June 30, 2018 by contract type for NET Services:

	Three months ended June 30, 2018	Six months ended June 30, 2018
State Medicaid agency contracts	$183,459	$360,748
Managed care organization contracts	160,278	319,685
Total NET Services revenue, net	$343,737	$680,433

Capitated contracts	$286,994	$571,395
Non-capitated contracts	56,743	109,038
Total NET Services revenue, net	$343,737	$680,433

The following table summarizes disaggregated revenue from contracts with customers for the three and six months ended June 30, 2018 by revenue category for WD Services:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Employment preparation and placement services	$44,372	$86,395
Legal offender rehabilitation services	17,637	40,849
Other	6,048	10,163
Total WD Services revenue, net	$68,057	$137,407

The following table summarizes disaggregated revenue from contracts with customers for the three and six months ended June 30, 2018 by geographic region:

	Three months ended June 30, 2018
	United States	United Kingdom	Other Foreign	Total
NET Services	$343,737	$—	$—	$343,737
WD Services	4,629	34,364	29,064	68,057
Total	$348,366	$34,364	$29,064	$411,794

	Six months ended June 30, 2018
	United States	United Kingdom	Other Foreign	Total
NET Services	$680,433	$—	$—	$680,433
WD Services	9,041	74,450	53,916	137,407
Total	$689,474	$74,450	$53,916	$817,840

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
The only financial impact for NET Services of adopting ASU 2014-09 was the determination it is the agent under one of its contracts based on the new guidance, whereas it previously considered itself the principal in the arrangement. Consequently, NET Services now recognizes revenue under the specific contract on a net basis, which resulted in reduced revenue and service expense of $3,464 and $7,401 during the three and six months ended June 30, 2018, respectively.
During the three and six months ended June 30, 2018, NET Services recognized negative $1,007 and positive $5,685, respectively, from performance obligations satisfied in previous periods due to the resolution of contractual adjustments agreed with the customer.
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

For some of WD Services’ contracts, WD Services accrues for potential penalties it could incur as a result of not meeting certain performance targets. These penalties are estimated based on expectations from historical results. During the three months ended June 30, 2018, our subsidiary, The Reducing Reoffending Partnership Limited (“RRP”), along with other providers of probation services, obtained further clarity on the recommendations resulting from the UK probation services review, including the measurement of frequency and binary recidivism measures and the related income and penalties. Although the final agreement has not been signed, as a result of this clarification, RRP was able to calculate a reasonable estimate of its liability, recording a reduction of revenue of $1,928 during the three months ended June 30, 2018. In addition, based upon current performance trends, the Company estimates it will incur additional penalties over the remainder of the contract through 2020, and such amounts will be recorded as an offset to revenue earned over such periods, based upon ASC 606. The Company believes it will have the opportunity to earn additional income based upon the final amendment, but such amounts will be recorded in the future as services are provided.

Under the new standard, for certain contracts in which WD Services receives up-front fees or fixed monthly fees, WD Services may recognize revenue over a different period than under historical guidance, which may include a longer period of time. In addition, WD Services may recognize revenue for outcome fees earlier than under historical guidance, as WD Services previously recognized those revenues only upon final resolution of the outcome, at which point the related invoice was issued. Thus, the new standard results in a greater degree of estimation for outcome-based fees, and to a lesser extent, fixed fees.

During the three and six months ended June 30, 2018, WD Services recognized $3,833 and $4,342, respectively, from performance obligations satisfied in previous periods, based upon final resolution of amounts with the customer.
Related Balance Sheet Accounts
Accounts receivable, net - The Company records accounts receivable amounts at the contractual amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivable, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on identified customer collection issues. In circumstances where the Company is aware of a customer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce its net recognized receivable to an amount the Company reasonably expects to collect. Under certain contracts of NET Services, final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. In addition, certain government entities which WD Services serves remit payment substantially beyond the payment terms. For example, under WD Services’ employability contract in Saudi Arabia, certain receivable balances are significantly past due. The Company monitors these amounts due to the aging of receivables, taking into account discussions with the customer and other considerations, and generally believes the balances are collectible. However, factors within those government entities could change and there can be no assurance that such changes would not result in an inability to collect the receivables.
The following table provides information about accounts receivable, net as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts receivable	$138,441	$122,634
NET Services' reconciliation contract receivable	51,683	42,054
Allowance for doubtful accounts	(5,811)	(5,762)
	$184,313	$158,926
Contract assets - Primarily reflects estimated revenue expected to be billed, as the Company does not have the unconditional right to invoice these amounts. We receive payments from customers based on the terms established in our contracts. The balance of $7,986 is included in Prepaid expenses and other in the condensed consolidated balance sheet at June 30, 2018.
NET Services accrued contract payments - Includes liabilities related to certain contracts of NET Services for which final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. The balance is included in Accrued liabilities in the condensed consolidated balance sheet. The balance at June 30, 2018 and December 31, 2017 totaled $13,619 and $17,487, respectively.
Deferred Revenue - Includes funds received for certain services in advance of services being rendered. The balance at June 30, 2018 and December 31, 2017 totaled $30,004 and $17,381, respectively. The increase in the deferred revenue balance from December 31, 2017 to June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, including the impact of the adoption of the revenue recognition standard, as revenue under the WD Services youth services contract is now fully deferred until the courses are offered in the summer and fall. During the six months ended June 30, 2018, $7,432 of revenue deferred as of December 31, 2017 was recognized.

Costs to Obtain and Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract; ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract; and iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to service expense as the Company satisfies its performance obligations. These costs, which are classified in "Prepaid expenses and other" on the condensed consolidated balance sheets, principally relate to costs deferred for work performed by sub-contractors under WD Services’ contracts that will be used in satisfying future performance obligations. These deferred costs totaled $12,606 and $2,543 at June 30, 2018 and December 31, 2017, respectively.
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
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed; or (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation, and the terms of the variable consideration relate specifically to our efforts to transfer the distinct service or to a specific outcome from transferring the distinct service.
4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$29,700	$56,583
Restricted cash, current	1,868	1,461
Current assets held for sale (cash)	5,141	—
Restricted cash, less current portion	3,260	6,455
Cash, cash equivalents and restricted cash	$39,969	$64,499

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s Captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans. Cash recorded as an asset held for sale relates to the sale of our Ingeus France business. See Note 17, Assets Held for Sale, for additional information.

5.    Equity Investment

Matrix

As of June 30, 2018 and December 31, 2017, the Company owned a 43.6% and 46.6% noncontrolling interest in Matrix, respectively. The Company's ownership decreased as a result of the rollover of certain equity interests in HealthFair, which Matrix acquired on February 16, 2018. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (gain) loss of investees” in the accompanying condensed consolidated statements of income.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2018 and December 31, 2017 totaled $165,731 and $169,699, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	June 30, 2018	December 31, 2017
Current assets	$61,053	$37,563
Long-term assets	740,387	597,613
Current liabilities	34,121	27,718
Long-term liabilities	371,847	240,513

	Three months ended June 30, 2018	Three months ended June 30, 2017
Revenue	$78,409	$60,852
Operating income	4,627	5,942
Net (loss) income	(869)	1,619

	Six months ended June 30, 2018	Six months ended June 30, 2017
Revenue	145,839	116,707
Operating income	3,838	6,950
Net loss	(9,387)	(238)

Included in Matrix’s standalone net loss for the three months ended June 30, 2018 are depreciation and amortization of $9,359, interest expense of $5,940, equity compensation of $863, management fees paid to certain of Matrix’s shareholders of $697, merger and acquisition related diligence costs of $77, integration costs of $1,097, and an income tax benefit of $444. Included in Matrix’s standalone net loss for the six months ended June 30, 2018 are depreciation and amortization of $18,411, interest expense of $16,283, including $6,288 related to the amortization of deferred financing costs primarily resulting from the refinancing of Matrix debt facility, equity compensation of $1,600, management fees paid to certain of Matrix’s shareholders of $3,754, merger and acquisition related diligence costs of $2,246 primarily related to the first quarter acquisition of HealthFair, integration costs of $1,532, and an income tax benefit of $3,058.

Included in Matrix’s standalone net loss for the three months ended June 30, 2017 were transaction bonuses and other transaction related costs of $523, equity compensation of $620, depreciation and amortization of $8,127, interest expense of $3,658 and an income tax expense of $665. Included in Matrix’s standalone net loss for the six months ended June 30, 2017 were transaction bonuses and other transaction related costs of $3,518, equity compensation of $1,262, depreciation and amortization of $16,160, interest expense of $7,264 and an income tax benefit of $76.

 6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	June 30, 2018	December 31, 2017
Prepaid income taxes	$2,659	$1,106
Escrow funds	10,000	10,000
Contract asset	7,986	—
Prepaid insurance	1,714	2,121
Prepaid taxes and licenses	2,566	906
Note receivable	—	3,224
Prepaid rent	2,034	2,268
Deposits held for leased premises and bonds	2,119	2,849
Costs to fulfill a contract	12,606	2,543
Other	11,277	10,226
Total prepaid expenses and other	$52,961	$35,243

Escrow funds represent amounts related to indemnification claims from the sale of the Human Services segment, which was completed on November 1, 2015. The Company has accrued $15,000 as a contingent liability for the settlement of indemnification claims, which is included in “Accrued expenses” in the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017. The escrow funds will be used to satisfy a portion of this settlement. See Note 14, Commitments and Contingencies, for further information. “Contract asset” and “Costs to fulfill a contract” in the table above relate to the adoption of ASC 606, as described in Note 3, Revenue Recognition.

7.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Accrued compensation	$11,319	$29,715
NET Services accrued contract payments	13,619	17,487
Accrued settlement	15,000	15,000
Accrued cash settled stock-based compensation	7,328	3,938
Income taxes payable	410	3,723
Other	36,616	33,975
Total accrued expenses	$84,292	$103,838

8.    Restructuring and Related Reorganization Costs

Corporate and Other

On April 11, 2018, the Company announced an organizational consolidation plan to integrate substantially all activities and functions performed at the corporate holding company level into its wholly-owned subsidiary, LogistiCare. As part of the organizational consolidation process, the Company’s Stamford, CT headquarters and Tucson, AZ satellite office will be closed. The Company adopted an employee retention plan designed to incentivize current holding company level employees to remain employed with the Company during the transition. The employee retention plan became effective on April 9, 2018 and covers the holding company level employees and provides for certain payments and benefits to be provided to the employees if they remain employed with the Company through a retention date established for each individual, subject to a fully executed retention letter. The organizational consolidation is expected to be completed by the middle of 2019.

As of June 30, 2018, the Company estimates that it will incur aggregate pre-tax restructuring charges of approximately $8,400 through June 30, 2019 in connection with the organizational consolidation discussed above. These charges include approximately $4,400 related to retention and personnel costs, $2,000 related to acceleration of stock-based compensation, $600 related to accelerated depreciation and $1,400 related to other costs, including lease termination and recruiting costs. A total of $2,634 restructuring and related costs have been incurred during the three months ended June 30, 2018 related to the organizational consolidation. These costs include $708 of retention costs, $1,450 of accelerated stock-based compensation expense, including the immediate expensing of $1,273 related to the forfeiture of awards by the CEO, $146 of accelerated depreciation and $330 of other costs, primarily related to recruiting. A total of $3,082 restructuring and related costs have been incurred during the six months ended June 30, 2018 related to the organizational consolidation. These costs include $708 of retention costs, $1,450 of accelerated stock-based compensation expense, $146 of accelerated depreciation and $778 of other costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of income.

Summary of Liability for Corporate and Other Restructuring and Related Charges

	January 1, 2018	Costs Incurred	Cash Payments	June 30, 2018

Retention liability	$—	$708	$—	$708
Other liability	—	778	(578)	200
Total	$—	$1,486	$(578)	$908

The total restructuring liability at June 30, 2018 includes $903 classified as “Accrued expenses” and $5 classified as “Accounts payable” in the condensed consolidated balance sheet.

WD Services

WD Services has two active redundancy programs at June 30, 2018. During the year ended December 31, 2017, WD Services had four redundancy programs. Of these four redundancy plans, two redundancy plans were approved in 2015: a plan related to the termination of employees delivering services under an offender rehabilitation program (“Offender Rehabilitation Program”), which has been completed, and a plan related to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the United Kingdom (“UK Restructuring Program”). In addition, a redundancy plan related to the termination of employees as part of a value enhancement project (“Ingeus Futures Program”) to better align costs at Ingeus with revenue and to improve overall operating performance was approved in 2016 and began a second phase during the three months ended March 31, 2018. Further, a redundancy program to align costs with revenue for offender rehabilitation services (“Delivery First Program”) was approved in the fourth quarter of 2017, and a second phase of this program began in the second quarter of 2018. The Company recorded severance and related charges of $2,400 and $859 during the six months ended June 30, 2018 and 2017, respectively, relating to the termination benefits for employee groups and specifically identified employees impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income.

The initial estimate of severance and related charges for the plans was based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. Additional charges above the initial estimates, or additional phases of the plan, were incurred for the redundancy plans during the six months ended June 30, 2018 and 2017 related to the actualization of termination benefits for specifically identified employees impacted under these plans, as well as an increase in the number of individuals impacted by these plans. The final identification of the employees impacted by each program is subject to customary consultation procedures. In addition, additional phases of value enhancement projects may be undertaken in the future, if costs and revenue are not aligned.

Summary of Liability for WD Services Severance and Related Charges

	January 1, 2018	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	June 30, 2018

Ingeus Futures Program	$482	$1,226	$(1,463)	$(30)	$215
Delivery First Program	1,287	1,174	(1,297)	14	1,178
Total	$1,769	$2,400	$(2,760)	$(16)	$1,393

	January 1, 2017	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	June 30, 2017

Ingeus Futures Program	$2,486	$836	$(2,341)	$130	$1,111
Offender Rehabilitation Program	1,380	52	(1,295)	18	155
UK Restructuring Program	50	(29)	—	2	23
Total	$3,916	$859	$(3,636)	$150	$1,289

The total of accrued severance and related costs of $1,393 is reflected in “Accrued expenses” in the condensed consolidated balance sheet at June 30, 2018. The amount accrued as of June 30, 2018 is expected to be settled principally by the end of 2018. Additionally, in conjunction with the second phase of the Ingeus Futures Program, the Company incurred $295 of expense during the six months ended June 30, 2018 primarily related to property and equipment costs.

9.    Debt

On June 7, 2018, the Company and certain of its subsidiaries entered into the Fifth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Amendment”), amending the Amended and Restated Credit and Guaranty

Agreement dated as of August 2, 2013 (as amended to date, the “Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent.

The Amendment extends the maturity date of the Credit Agreement to August 2, 2019. The Amendment also amends certain covenants under the Credit Agreement to provide for greater operational, financial and strategic flexibility, including the implementation of the Company’s organizational consolidation plan. The Company had no amounts outstanding under the Credit Agreement on June 30, 2018.

10.    Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the six months ended June 30, 2018:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	17,473,598	$17	$313,955	$204,818	$(25,805)	4,126,132	$(154,803)	$(2,165)	$336,017
Stock-based compensation	—	—	4,439	—	—	—	—	—	4,439
Exercise of employee stock options	265,793	1	11,661	—	—	—	—	—	11,662
Restricted stock issued	26,989	—	(320)	—	—	3,907	(246)	—	(566)
Performance restricted stock issued	3,110	—	(109)	—	—	—	—	—	(109)
Shares issued for bonus settlement and director stipend	3,033		150		—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	838,719	(55,753)	—	(55,753)
Conversion of convertible preferred stock to common stock	2,608	—	105	(5)	—	—	—	—	100
Foreign currency translation adjustments, net of tax	—	—	—	—	(2,041)	—	—	45	(1,996)
Convertible preferred stock dividends	—	—	—	(2,190)	—	—	—	—	(2,190)
Noncontrolling interests	—	—	—	—	—	—	—	108	108
Other	—	—	128	—	—	—	—	—	128
Net income attributable to Providence	—	—	—	(5,785)	—	—	—	—	(5,785)
Cumulative effect adjustment from change in accounting principle	—	—	—	5,710	—	—	—	—	5,710
Balance at June 30, 2018	17,775,131	$18	$330,009	$202,548	$(27,846)	4,968,758	$(210,802)	$(2,012)	$291,915

Share Repurchases

On March 29, 2018, the Board of Directors (“Board”) authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77,794, and extended the existing stock repurchase program through June 30, 2019 (as amended and extended, the “Stock Repurchase Program”). As of June 30, 2018, approximately $81,177 remains for additional repurchases by the Company under the Stock Repurchase Program, excluding commission payments. The share repurchases may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions. The timing, number and amount of any shares repurchased will be determined by the Company’s officers at their discretion, and as permitted by securities laws, covenants under existing bank agreements and other legal requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The Stock Repurchase Program may be suspended or discontinued at any time without prior notice.

11.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Typical awards issued under this plan include stock option awards, restricted stock awards (“RSAs”) and performance based restricted stock units (“PRSUs”).

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service expense	$39	$110	$94	$234
General and administrative expense	3,302	1,445	4,184	2,787
Equity in net loss of investees	102	13	161	40
Total stock-based compensation	$3,443	$1,568	$4,439	$3,061

At June 30, 2018, the Company had 635,995 stock options outstanding with a weighted-average exercise price of $61.81. The Company also had 53,958 shares of unvested RSAs outstanding at June 30, 2018 with a weighted-average grant date fair value, as modified, of $54.58.

Awards Granted and Modified in Conjunction with the Organizational Consolidation

In connection with the organizational consolidation plan, the Company entered into an agreement with R. Carter Pate for his continued employment as the Company’s Interim CEO through June 30, 2019. The agreement also provides for a grant of unvested options to purchase up to 394,000 shares of the Company's common stock, at a price of $71.67 per share, which was the closing price of the Company’s common stock on the grant date. The options are subject to vesting as follows: (i) 50% of the options will become vested if Mr. Pate remains employed by the Company through June 30, 2019 (the “Time-Vesting Options”), (ii) 25% of the options will become vested on March 31, 2019 if the Company has achieved its budget for its 2018 fiscal year, subject to certain adjustments, and Mr. Pate is then employed, and (iii) 25% of the options will become vested on March 31, 2019 subject to Mr. Pate’s achievement of other performance metrics if Mr. Pate is then employed. In addition, the Time-Vesting Options will become fully vested upon a “change in control” (as defined in the 2006 Plan) or a termination of Mr. Pate’s employment by the Company without “cause” (as defined in the Company’s 2015 Holding Company LTI Program) or for “good reason” (as defined in the Option Agreement). Once vested, the options will remain exercisable until April 8, 2021, unless terminated earlier due to a termination of Mr. Pate’s employment for “cause”. In recognition of certain holding company employees’ essential contributions to the success of the Company, and to encourage further alignment with the Company’s long-term interests through the ownership of equity, Mr. Pate voluntarily set aside 98,500 of the options granted to him, representing 25% of his total award. The value of the awards of $1,273 was fully expensed in the three months ended June 30, 2018. The Compensation Committee of the Board expects to grant at a later date restricted stock awards equivalent in value to the options voluntarily set aside by Mr. Pate, to employees based upon their performance throughout the organizational consolidation process.

Also in connection with the organizational consolidation plan and his appointment as Interim CFO, on April 9, 2018, William Severance received an option to purchase 13,710 shares of common stock at a price of $71.67 per share, which was the closing price of the Company’s common stock on the grant date. The options will become fully exercisable on May 10, 2019, subject to Mr. Severance’s continued employment with the Company, and if not exercised will expire on December 31, 2020.

In addition, as part of the Company’s retention plan associated with the organizational consolidation plan, the Company provided that unvested share based awards to employees subject to the retention plan will vest in full upon their termination dates so long as those employees fulfill their service obligation to the Company under the retention plan. As such, the vesting terms of 9,966 restricted stock awards and 11,035 stock options were modified. Additionally, the exercise terms of the respective unvested stock options were modified to allow for exercise through December 31, 2020. As a result of the modifications, the Company revalued the awards as of April 9, 2018, and is expensing the unrecognized stock-based compensation cost, based on the new fair value, through the termination date of each relevant employee. Additional expense incurred during the three and six months ended June 30, 2018, as a result of the modification, totaled $177. See Note 8, Restructuring and Related Reorganization Costs, for additional information.

Cash Settled Awards

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash settled awards and are not included as part of the 2006 Plan. During the three and six months ended June 30, 2018, respectively, the Company recorded $1,795 and $3,626 of stock-based compensation expense for cash settled awards. During the three and six months ended June 30, 2017, respectively, the Company recorded $564 and $1,231 of stock-based compensation expense for cash settled awards. The expense for cash settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of income. As the instruments are accounted for as liability awards, the expense recorded for the three and six months ended June 30, 2018 and 2017 is almost entirely attributable to the Company’s increase in stock price from the previous reporting period. The liability for unexercised cash settled share-based payment awards of $7,328 and $3,938 at June 30, 2018 and December 31, 2017, respectively, are reflected in “Accrued expenses” in the condensed consolidated balance sheets. At June 30, 2018, the Company had 5,202 SEUs and 200,000 stock option equivalent units outstanding.

Vertical Long-Term Incentive Plans

The Company also provides cash settled long-term incentive plans for executive management and key employees of its operating segments. For the three and six months ended June 30, 2018, expenses of $57 and $114, respectively, are included as “Service expense” in the condensed consolidated statements of income related to an ongoing long-term incentive plan for NET Services. For the three and six months ended June 30, 2017, a benefit of $401 and expense of $144, respectively, are included as “Service expense” in the condensed consolidated statements of income related to an ongoing long-term incentive plan for NET Services. At June 30, 2018 and December 31, 2017, the liability for this plan of $997 and $2,657, respectively, is reflected in “Accrued expenses” and “Other long-term liabilities” in the condensed consolidated balance sheet.

The Board approved the LogistiCare 2017 Senior Executive LTI Plan (the “LogistiCare LTIP”) for executive management and key employees of NET Services during the three months ended March 31, 2018. The LogistiCare LTIP pays in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option prior to the award payment date. The LogistiCare LTIP rewards participants based on certain measures of free cash flow and EBITDA results adjusted as specified in the plan document. The awards have a performance period of January 1, 2017 through December 31, 2019, with a payout date within two and a half months of the performance period end date. Payout is subject to the participant remaining employed by the Company on the payment date. The maximum amount that can be earned through the LogistiCare LTIP is $7,000. As of June 30, 2018, 65.5% of the awards have been issued under the LogistiCare LTIP. No expense has been incurred for this plan during the six months ended June 30, 2018.

12.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Providence	$(11,215)	$3,915	$(5,785)	$(411)
Less dividends on convertible preferred stock	(1,106)	(1,102)	(2,195)	(2,191)
Less income allocated to participating securities	—	(379)	—	(435)
Net income (loss) available to common stockholders	$(12,321)	$2,434	$(7,980)	$(3,037)

Continuing operations	$(12,272)	$2,551	$(7,923)	$2,947
Discontinued operations	(49)	(117)	(57)	(5,984)
	$(12,321)	$2,434	$(7,980)	$(3,037)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,008,106	13,553,704	13,056,765	13,628,572
Effect of dilutive securities:
Common stock options	—	48,836	—	53,575
Performance-based restricted stock units	—	5,036	—	5,036
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,008,106	13,607,576	13,056,765	13,687,183

Basic earnings (loss) per share:
Continuing operations	$(0.94)	$0.19	$(0.61)	$0.22
Discontinued operations	(0.01)	(0.01)	—	(0.44)
	$(0.95)	$0.18	$(0.61)	$(0.22)
Diluted earnings (loss) per share:
Continuing operations	$(0.94)	$0.19	$(0.61)	$0.22
Discontinued operations	(0.01)	(0.01)	—	(0.44)
	$(0.95)	$0.18	$(0.61)	$(0.22)

Income allocated to participating securities is calculated by allocating a portion of net income attributable to Providence, less dividends on convertible stock, to the convertible preferred stockholders on a pro-rata, as converted basis; however, the convertible preferred stockholders are not allocated losses.

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options to purchase common stock	386,721	46,478	238,806	144,811
Convertible preferred stock	803,165	803,398	803,182	803,398

13.    Income Taxes

The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2018 was negative 17.1% and negative 164.6%, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended 2017 was 42.7% and 48.3%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was less than the U.S. federal statutory rate of 21% primarily due to foreign net operating losses for which the future income tax benefit cannot be currently recognized, as well as WD Services impairment charge of $9,202, which contributes to the tax basis in WD Services but does not generate a current tax benefit. The effective tax rate for the three and six months ended June 30, 2017 exceeded the U.S. federal statutory rate of 35% primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. rate, state income taxes and certain non-deductible expenses.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted which institutes fundamental changes to the taxation of multinational corporations. As a result of the Tax Reform Act, the U.S. corporate income tax rate was reduced to 21% and the Company revalued its ending net deferred tax liabilities as of December 31, 2017. The Company recognized a provisional tax benefit of $19,397 in its consolidated financial statements for the year ended December 31, 2017. The final impact of the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Tax Reform Act. There have been no changes to the Company's provisional tax benefit recognized in 2017. The Company expects the financial reporting impact of the Tax Reform Act will be completed in the fourth quarter of 2018, after the Company’s 2017 income tax returns are filed.

14.    Commitments and Contingencies

Legal proceedings

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

Haverhill Litigation

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

Indemnifications related to Haverhill Litigation

The Company has indemnified certain third parties in connection with a rights offering on February 5, 2015 as well as in connection with the Company’s acquisition of CCHN Group Holdings, Inc. (operating under the tradename Matrix, and formerly included in our Health Assessment Services segment) in October 2014 and related financing commitments. For further information regarding these indemnifications, please see Note 18, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company recorded $143 and $275, respectively, of such indemnified legal expenses related to the Haverhill Litigation during the three and six months ended June 30, 2017 which is included in “General and administrative expense” in the condensed consolidated statements of income. Of this amount, $92 and $208, respectively, was indemnified legal expenses of related parties for the three and six months ended June 30, 2017. Other legal expenses of the Company related to the Haverhill Litigation are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized a related benefit of $201 for the three and six months ended June 30, 2018, and related expense of $0 and $11, respectively, for the three and six months ended June 30, 2017. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company has recognized an insurance receivable of $88 and $941 in “Other receivables” in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively, with a corresponding liability amount recorded to “Accrued expenses”.

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

Molina and the Company have entered into a settlement agreement regarding a settlement of an indemnification claim by Molina with respect to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division (the “Rodriguez Court”) against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement, and other matters. As of June 30, 2018, the accrual was $15,000 with respect to an estimate of loss for potential indemnification claims. The Company expects to recover a portion of the settlement through insurance coverage, although this cannot be assured. The parties to the Rodriguez Litigation submitted a proposed settlement to the Rodriguez Court for approval pursuant to which PCC would pay the plaintiffs approximately $14,000. On July 5, 2018, the Rodriguez Court granted final approval of the proposed settlement. The Company expects to release $10,000 from escrow and make an additional payment to Molina in August 2018.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016. The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date. The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at June 30, 2018.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of June 30, 2018 collectively held approximately 9.6% of the Company’s outstanding common stock and approximately 95.5% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the Selling Stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).
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

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of June 30, 2018 and December 31, 2017, the Company had reserves of $5,187 and $6,699, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of June 30, 2018 and December 31, 2017 of $9,399 and $12,448, respectively, is classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the condensed consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of June 30, 2018 and December 31, 2017 was $4,212 and $5,749, respectively, and is classified as “Other receivables” and “Other assets” in the condensed consolidated balance sheets.

Deferred Compensation Plan

The Company has one deferred compensation plan for highly compensated employees of NET Services as of June 30, 2018. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the condensed consolidated balance sheets, was $2,188 and $1,806 at June 30, 2018 and December 31, 2017, respectively.

15.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Coliseum Stockholders as further discussed in Note 14, Commitments and Contingencies. Convertible preferred stock dividends earned by the Coliseum Stockholders during the three and six months ended June 30, 2018 totaled $1,050 and $2,089, respectively. Convertible preferred stock dividends earned by the Coliseum Stockholders during the three and six months ended June 30, 2017 totaled $1,050 and $2,089, respectively.

During the three months ended March 31, 2017, the Company made a $566 loan to Mission Providence. The loan was repaid during the three months ended September 30, 2017.

Effective June 15, 2018, the Company registered shares of the Company’s common stock and Preferred Stock held by the Coliseum Stockholders for resale under the Securities Act and on May 9, 2018, in connection with such registration, the Company entered into a registration indemnification agreement with the Coliseum Stockholders as further discussed in Note 14, Commitments and Contingencies.

16.  Discontinued Operations

On November 1, 2015, the Company completed the sale of the Human Services segment. During the three and six months ended June 30, 2018 and 2017, the Company recorded additional expenses related to the Human Services segment, principally related to legal proceedings as described in Note 14, Commitments and Contingencies, related to an indemnified legal matter.

Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the Company's Human Services segment for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30, 2018
	2018	2017	2018	2017

Operating expenses:
General and administrative expense	$65	$190	$76	$9,596
Total operating expenses	65	190	76	9,596
Loss from discontinued operations before income taxes	(65)	(190)	(76)	(9,596)
Income tax benefit	16	73	19	3,612
Discontinued operations, net of tax	$(49)	$(117)	$(57)	$(5,984)

General and administrative expense for the three and six months ended June 30, 2018 includes legal expenses of $65 and $76, respectively. General and administrative expense for the three months ended June 30, 2017 includes legal expense of $190. General and administrative expense for the six months ended June 30, 2017 includes an accrual of $9,000 for an estimated settlement of indemnified claims related to the sale of the Human Services segment, as well as related legal expenses of $596. See Note 14, Commitments and Contingencies, for additional information.

17.    Assets Held for Sale

On June 11, 2018, the Company entered into a Share Purchase Agreement to sell the shares of Ingeus France, our WD Services operation in France, for a de minimis amount. The sale was effective on July 17, 2018, after court approval.

Due to this disposition, the assets and liabilities of Ingeus France have been presented as held for sale at June 30, 2018. In connection with classifying these assets and liabilities as held for sale, the carrying value of the assets and liabilities was reduced to its estimated fair value less selling costs. As a result, an impairment charge of $9,202 was recorded during the three and six months ended June 30, 2018, and is included in “Asset impairment charge” on the condensed consolidated statement of income.

The disposition of Ingeus France did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations have not been reclassified. The assets and liabilities held for sale included the following:

June 30, 2018
Current assets held for sale:
Cash and cash equivalents	$5,141
Accounts receivable	6,959
Other receivables	9
Prepaid expenses and other	2,763
Total current assets held for sale	$14,872

Current liabilities held for sale:
Accounts payable	$2,783
Accrued expenses	11,810
Deferred revenue	279
Total current liabilities held for sale	$14,872

18.    Segments

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

•
Matrix Investment – Minority interest in Matrix, accounted for as an equity method investment. Matrix offers a national network of community-based clinicians who deliver in-home services for members, including CHAs, and a fleet of mobile health clinics with advanced diagnostic capabilities. On February 16, 2018, Matrix acquired HealthFair.

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company.

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$343,737	$68,057	$—	$—	$411,794
Service expense	324,398	60,945	—	(272)	385,071
General and administrative expense	3,104	7,190	—	8,984	19,278
Asset impairment charge	679	9,202	—	—	9,881
Depreciation and amortization	3,511	3,131	—	236	6,878
Operating income (loss)	$12,045	$(12,411)	$—	$(8,948)	$(9,314)

Equity in net gain (loss) of investee	$—	$27	$(174)	$—	$(147)

	Three months ended June 30, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$338,805	$69,178	$—	$—	$407,983
Service expense	316,435	62,882	—	(2,281)	377,036
General and administrative expense	3,089	6,919	—	8,040	18,048
Depreciation and amortization	3,326	3,489	—	85	6,900
Operating income (loss)	$15,955	$(4,112)	$—	$(5,844)	$5,999

Equity in net gain (loss) of investee	$—	$440	$1,090	$—	$1,530

	Six months ended June 30, 2018
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$680,433	$137,407	$—	$—	$817,840
Service expense	635,099	121,479	—	(272)	756,306
General and administrative expense	6,040	14,803	—	16,848	37,691
Asset impairment charge	679	9,202	—	—	9,881
Depreciation and amortization	7,005	6,349	—	323	13,677
Operating income (loss)	$31,610	$(14,426)	$—	$(16,899)	$285

Equity in net gain (loss) of investee	$—	$50	$(2,518)	$—	$(2,468)

	Six months ended June 30, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$662,839	$144,638	$—	$—	$807,477
Service expense	622,627	126,084	—	(2,265)	746,446
General and administrative expense	5,980	13,964	—	15,132	35,076
Depreciation and amortization	6,477	6,529	—	163	13,169
Operating income (loss)	$27,755	$(1,939)	$—	$(13,030)	$12,786

Equity in net gain (loss) of investee	$—	$(960)	$430	$—	$(530)

Geographic Information

Domestic service revenue, net, totaled 84.3% and 83.1% of service revenue, net for the six months ended June 30, 2018 and 2017, respectively. Foreign service revenue, net, totaled 15.7% and 16.9% of service revenue, net for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018 and December 31, 2017, $74,380, or 20.1%, and $99,071, or 20.8%, respectively, of the Company’s net assets were located in countries outside of the U.S.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2018 and 2017, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2017. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2018 and Q2 2017 mean the three months ended June 30, 2018 and the three months ended June 30, 2017, respectively, and references to YTD 2018 and YTD 2017 mean the six months ended June 30, 2018 and the six months ended June 30, 2017, respectively.

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

•
Matrix Investment – Minority interest in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”), accounted for as an equity method investment. Matrix offers a national network of community-based clinicians who deliver in-home services for members, including comprehensive health assessments (“CHAs”), and a fleet of mobile health clinics with advanced diagnostic capabilities. On February 16, 2018, Matrix acquired HealthFair.

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company. We are currently in the process of an organizational consolidation to integrate substantially all activities and functions performed at the corporate holding company level into LogistiCare. This strategic process is expected to be completed by the middle of 2019, over which time implementation costs will negatively impact earnings.

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends such as healthcare industry and demographic dynamics in the U.S. and international government outsourcing and employment dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•	an aging population, which will increase demand for healthcare services;

•	a movement towards value-based versus fee for service care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;

•	increasing demand for in-home care, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement;

•	technological advancements, which may be utilized by us to improve service and lower costs, but also by others which may increase industry competitiveness;

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

•
proposals by the President of the United States, Congress and/or the Centers for Medicare and Medicaid Services’ (“CMS”) to change the Medicaid program, including considering converting the Medicaid program to a block grant format, capping the federal contribution to state Medicaid programs to a fixed amount per beneficiary, and CMS’ grant of waivers to states relative to the parameters of their Medicaid programs, including limitations in benefits or enrollment such as enacting eligibility limitations or imposing eligibility work requirements. Enactment of adverse legislation, regulation or agency guidance may reduce the demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments.

In April 2018, the Company's Board of Directors (the “Board”) approved an organizational consolidation plan to integrate substantially all activities and functions performed at the corporate holding company level into LogistiCare to create an organizational structure with strategic, operational and cultural alignment, which will be led by a single executive leadership team. We believe this organizational consolidation will drive shareholder value by sharpening our focus on the significant growth opportunities available to our core asset, LogistiCare. We have been increasingly allocating growth capital and strategic resources to LogistiCare, and this organizational consolidation reflects our view that the highest returning opportunities will continue to reside within LogistiCare, where we have been actively investing in numerous organic growth and margin enhancement initiatives. We also anticipate that future merger and acquisition efforts will be focused on opportunities that are adjacent, complementary and synergistic to LogistiCare. Ultimately, the consolidation of Providence under a unified, streamlined organizational structure is a natural evolution that will ensure more effective management and alignment with our multiple value enhancement strategies. In furtherance of our efforts to create this more streamlined organizational structure and allow us to more effectively deploy capital and focus strategic resources towards the significant growth opportunities available to LogistiCare, we are also exploring strategic alternatives in regards to our WD Services segment, which may involve a sale of the segment. On June 11, 2018, the Company entered into a Share Purchase Agreement to sell the shares of Ingeus France for a de minimis amount. The sale was effective on July 17, 2018, after court approval. As a result, an impairment charge of $9.2 million was recorded during the three and six months ended June 30, 2018. We can provide no assurance we will be successful in entering into or completing another transaction, or that such transaction will be on satisfactory terms and conditions.

Critical accounting estimates and policies

As discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, and Note 3, Revenue Recognition, of our condensed consolidated financial statements, as of January 1, 2018 the Company adopted the new standard on revenue recognition. Other than this standard, there have been no significant changes in our critical accounting policies to our condensed consolidated financial statements. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2017.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines. We operate in two principal business segments: NET Services and WD Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of the two principal business segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by our corporate segment on behalf of the business segment, which primarily relate to insurance and stock-based compensation allocations. Indirect expenses, including unallocated corporate functions and expenses, such as executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company and elimination entries recorded in consolidation are reflected in “Corporate and Other”.

Effective November 1, 2015, we completed the sale of our Human Services segment. Subsequent to the sale of our Human Services segment, we have incurred additional expenses in certain periods related to the settlement of indemnification claims and associated legal costs, which are recorded to “Discontinued operations, net of tax”.

Q2 2018 compared to Q2 2017

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q2 2018 and Q2 2017 (in thousands):

	Three months ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	411,794	100.0%	407,983	100.0%

Operating expenses:
Service expense	385,071	93.5%	377,036	92.4%
General and administrative expense	19,278	4.7%	18,048	4.4%
Asset impairment charge	9,881	2.4%	—	—%
Depreciation and amortization	6,878	1.7%	6,900	1.7%
Total operating expenses	421,108	102.3%	401,984	98.5%

Operating income (loss)	(9,314)	(2.3)%	5,999	1.5%

Non-operating expense:
Interest expense, net	245	0.1%	329	0.1%
Equity in net (gain) loss of investees	147	—%	(1,530)	(0.4)%
Loss (gain) on foreign currency transactions	(6)	—%	463	0.1%
Income (loss) from continuing operations before income taxes	(9,700)	(2.4)%	6,737	1.7%
Provision for income taxes	1,654	0.4%	2,879	0.7%
Income (loss) from continuing operations, net of tax	(11,354)	(2.8)%	3,858	0.9%
Discontinued operations, net of tax	(49)	—%	(117)	—%
Net income (loss)	(11,403)	(2.8)%	3,741	0.9%
Net income attributable to noncontrolling interest	188	—%	174	—%
Net income (loss) attributable to Providence	(11,215)	(2.7)%	3,915	1.0%

Service revenue, net. Consolidated service revenue, net for Q2 2018 increased $3.8 million, or 0.9%, compared to Q2 2017. Revenue for Q2 2018 compared to Q2 2017 included an increase in revenue attributable to NET Services of $4.9 million and a decrease in revenue attributable to WD Services of $1.1 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 0.2% for Q2 2018 compared to Q2 2017. The results for Q2 2018 reflect the negative impact of the adoption of FASB Accounting Standards Codification Topic 606 (“ASC 606”). The Company began recognizing revenue under ASC 606 effective January 1, 2018. As a result of applying ASC 606, NET Services recorded $3.5 million less revenue in Q2 2018 than would have been recorded under our historical revenue recognition policy due to one contract now being accounted for as net versus gross. Additionally, WD Services recorded $0.8 million less of revenue in Q2 2018 than would have been recognized under the previous accounting standard.

Total operating expenses. Consolidated operating expenses for Q2 2018 increased $19.1 million, or 4.8%, compared to Q2 2017. Operating expenses for Q2 2018 compared to Q2 2017 included an increase in expenses attributable to NET Services of $8.8 million, WD Services of $7.2 million and Corporate and Other of $3.1 million. The impact on Q2 2018 of adopting ASC 606 effective January 1, 2018 was $3.5 million less in operating expenses recorded by NET Services, as one contract is now being recorded on a net versus gross basis, and $0.7 million less in operating expenses recorded by WD Services, as these costs were deferred in relation to the deferral of revenue. Total operating expenses include asset impairment charges for Q2 2018 of $9.2 million for WD Services as a result of the sale of Ingeus France and $0.7 million for NET Services for impairment of a long-lived asset.

Operating income (loss). Consolidated operating income for Q2 2018 decreased $15.3 million, or 255.3%, compared to Q2 2017. The decrease was primarily attributable to a decrease in operating income in Q2 2018 as compared to Q2 2017 at NET Services of $3.9 million, as well as increased operating losses for WD Services of $8.3 million and Corporate and Other of $3.1 million. The impact of adopting ASC 606 on operating income in Q2 2018 was zero for NET Services and negative $0.1 million for WD Services.

Interest expense, net. Consolidated interest expense, net for Q2 2018 and Q2 2017 remained relatively consistent.

Equity in net (gain) loss of investees. Equity in net (gain) loss of investees primarily relates to our investments in Matrix in both periods and Mission Providence in Q2 2017. Our investment in Mission Providence, which was part of our WD Services segment, was sold effective September 29, 2017. Our equity in net loss of investees for Q2 2018 of $0.1 million primarily related to our equity in net loss for Matrix. Included in Matrix’s Q2 2018 standalone results are depreciation and amortization of $9.4 million, interest expense of $5.9 million, equity compensation of $0.9 million, management fees paid to certain of Matrix’s shareholders of $0.7 million, merger and acquisition related diligence costs of $0.1 million, integration costs of $1.1 million, and an income tax benefit of $0.4 million. Our equity in net loss of investees related to WD Services and Matrix totaled $0.4 million and $1.1 million, respectively, for Q2 2017. Included in Matrix’s standalone Q2 2017 results were transaction bonuses and other transaction related costs of $0.5 million, equity compensation of $0.6 million, depreciation and amortization of $8.1 million, interest expense of $3.7 million and an income tax benefit of $0.7 million.

Loss (gain) on foreign currency transactions. The de minimis foreign currency gain for Q2 2018 and foreign currency loss of $0.5 million for Q2 2017 were primarily due to translation adjustments of our foreign subsidiaries in the WD Services segment.

Provision for income taxes. Our effective tax rate from continuing operations for Q2 2018 and Q2 2017 was negative 17.1% and positive 42.7%, respectively. The Q2 2018 effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to foreign net operating losses for which the future income tax benefit cannot be currently recognized, as well as WD Services impairment charge of $9.2 million, which contributes to the tax basis in WD Services but does not generate a current tax benefit. The effective tax rate exceeded the U.S. federal statutory rate of 35% for Q2 2017 primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate of 35%, state income taxes, and certain non-deductible expenses.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity related to our former Human Services segment. For Q2 2018 and Q2 2017, discontinued operations, net of tax for our Human Services segment reflects expenses incurred for the ongoing indemnified legal matter, which were minimal. See Note 16, Discontinued Operations, to our condensed consolidated financial statements for additional information.

Net income attributable to noncontrolling interests. Net loss attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our WD Services segment.

YTD 2018 compared to YTD 2017

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for YTD 2018 and YTD 2017 (in thousands):

	Six months ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	817,840	100.0%	807,477	100.0%

Operating expenses:
Service expense	756,306	92.5%	746,446	92.4%
General and administrative expense	37,691	4.6%	35,076	4.3%
Asset impairment charge	9,881	1.2%	—	—%
Depreciation and amortization	13,677	1.7%	13,169	1.6%
Total operating expenses	817,555	100.0%	794,691	98.4%

Operating income	285	—%	12,786	1.6%

Non-operating expense:
Interest expense, net	570	0.1%	681	0.1%
Equity in net loss of investees	2,468	0.3%	530	0.1%
Loss (gain) on foreign currency transactions	(629)	(0.1)%	400	—%
Income (loss) from continuing operations before income taxes	(2,124)	(0.3)%	11,175	1.4%
Provision for income taxes	3,496	0.4%	5,402	0.7%
Income (loss) from continuing operations, net of tax	(5,620)	(0.7)%	5,773	0.7%
Discontinued operations, net of tax	(57)	—%	(5,984)	(0.7)%
Net income (loss)	(5,677)	(0.7)%	(211)	—%
Net (income) loss attributable to noncontrolling interest	(108)	—%	(200)	—%
Net income (loss) attributable to Providence	(5,785)	(0.7)%	(411)	(0.1)%

Service revenue, net. Consolidated service revenue, net for YTD 2018 increased $10.4 million, or 1.3%, compared to YTD 2017. Revenue for YTD 2018 compared to YTD 2017 included an increase in revenue attributable to NET Services of $17.6 million. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $7.2 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 0.1% for YTD 2018 compared to YTD 2017. The Company began recognizing revenue under ASC 606 effective January 1, 2018. As a result of applying ASC 606, NET Services recorded $7.4 million less revenue in YTD 2018 than would have been recorded under our historical revenue recognition policy due to one contract now being accounted for as net versus gross. Additionally, WD Services recorded $6.2 million less revenue in YTD 2018 than would have been recognized under the previous accounting standard.

Total operating expenses. Consolidated operating expenses for YTD 2018 increased $22.9 million, or 2.9%, compared to YTD 2017. Operating expenses for YTD 2018 compared to YTD 2017 included an increase in expenses attributable to NET Services of $13.7 million, WD Services of $5.3 million and Corporate and Other of $3.9 million. The impact of adopting ASC 606 effective January 1, 2018 was $7.4 million less in operating expenses recorded by NET Services, as one contract is now being recorded on a net versus gross basis, and $2.6 million less in operating expenses recorded by WD Services, as these costs were deferred in relation to the deferral of revenue. Total operating expenses include asset impairment charges for YTD 2018 of $9.2 million for WD Services and $0.7 million for NET Services.

Operating income. Consolidated operating income for YTD 2018 decreased $12.5 million compared to YTD 2017. The decrease was primarily attributable to an increase in operating income attributable to NET Services of $3.9 million as compared to YTD 2017, as well as an increase in the operating losses for WD Services of $12.5 million and Corporate and Other of $3.9 million. The impact of adopting ASC 606 on operating income in YTD 2018 was zero for NET Services and negative $3.6 million for WD Services.

Interest expense, net. Consolidated interest expense, net for YTD 2018 decreased $0.1 million compared to YTD 2017.

Equity in net loss of investees. Our equity in net loss of investees for YTD 2018 of $2.5 million primarily includes an equity in net loss of Matrix of $2.5 million. Included in Matrix’s standalone YTD 2018 results are depreciation and amortization of $18.4 million, interest expense of $16.3 million, including $6.3 million related to the amortization of deferred financing costs primarily resulting from the refinancing of Matrix debt facility, equity compensation of $1.6 million, management fees paid to Matrix’s shareholders of $3.8 million, merger and acquisition diligence related costs of $2.2 million primarily related to the first quarter acquisition of HealthFair, integration costs of $1.5 million, and income tax benefit of $3.1 million. Our equity in net loss of investees for YTD 2017 included a loss of $1.0 million for WD Services and gain for Matrix of $0.4 million. Included in Matrix’s standalone YTD 2017 results were transaction bonuses and other transaction related costs of $3.5 million, equity compensation of $1.3 million, depreciation and amortization of $16.2 million, interest expense of $7.3 million and an income tax benefit of $0.1 million.

Loss (gain) on foreign currency transactions. The foreign currency gain of $0.6 million and foreign currency loss of $0.4 million for YTD 2018 and YTD 2017, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2018 and YTD 2017 were negative 164.6% and positive 48.3%, respectively. The YTD 2018 effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to foreign net operating losses for which the future income tax benefit cannot be currently recognized, as well as WD Services impairment charge of $9.2 million, which contributes to the tax basis in WD Services but does not generate a current tax benefit. The effective tax rate exceeded the U.S. federal statutory rate of 35% for YTD 2017 primarily due to foreign net operating losses (including equity investment losses) for which the future income tax benefit currently cannot be recognized, losses in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate of 35%, state income taxes, and certain non-deductible expenses.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity related to our former Human Services segment. For YTD 2018, discontinued operations, net of tax for our Human Services segment was minimal, as we did not incur significant expense for the ongoing indemnified legal matter. For YTD 2017, discontinued operations, net of tax for our Human Services segment was a loss of $6.0 million. See Note 16, Discontinued Operations, to our condensed consolidated financial statements for additional information.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our WD Services segment.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q2 2018 and Q2 2017 (in thousands):

	Three Months Ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	343,737	100.0%	338,805	100.0%

Service expense	324,398	94.4%	316,435	93.4%
General and administrative expense	3,104	0.9%	3,089	0.9%
Asset impairment charge	679	0.2%	—	—%
Depreciation and amortization	3,511	1.0%	3,326	1.0%
Operating income	12,045	3.5%	15,955	4.7%

Service revenue, net. Service revenue, net for NET Services for Q2 2018 increased $4.9 million, or 1.5%, compared to Q2 2017.  The increase was primarily related to the impact of new contracts, including managed care organization (“MCO”) contracts in Indiana and Illinois and new state contracts in Texas, which contributed $30.2 million of revenue for Q2 2018. This increase was partially offset by the impact of contracts we no longer serve, including state contracts in New York and Connecticut, certain MCO contracts in Florida and Louisiana, and decreased membership in Virginia, which resulted in a decrease in revenue of $19.0 million, as well as net decreased revenue from existing contracts of $2.8 million due to the net impact of membership and rate changes, including a retroactive rate adjustment recorded in Q2 2017 related to increased utilization activity under a significant contract, as well as increased rates agreed after Q2 2017 on certain other contracts related to increased costs to serve the contracts. In addition, the adoption of ASC 606 resulted in a decrease in revenue of $3.5 million in Q2 2018 as compared to revenue under the previous accounting standard, as one contract is now accounted for on a net basis.

Service expense, net. Service expense for our NET Services segment included the following for Q2 2018 and Q2 2017 (in thousands):

	Three Months Ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	270,052	78.6%	263,563	77.8%
Payroll and related costs	42,770	12.4%	39,648	11.7%
Other operating expenses	11,537	3.4%	13,092	3.9%
Stock-based compensation	39	—%	132	—%
Total service expense	324,398	94.4%	316,435	93.4%

Service expense for Q2 2018 increased $8.0 million, or 2.5%, compared to Q2 2017 due primarily to higher purchased services and payroll and related costs, which were partially offset by lower other operating expenses.

Purchased services expense increased primarily as a result of higher transportation costs. Purchased services as a percentage of revenue increased from 77.8% in Q2 2017 to 78.6% in Q2 2018 primarily attributable to higher transportation costs on a per trip basis due to a shift in service mix from lower to higher cost modes of transportation and an increase in the average mileage per trip.

Payroll and related costs as a percentage of revenue increased from 11.7% in Q2 2017 to 12.4% in Q2 2018 due to increased corporate staffing and increased health insurance expenses. Other operating expenses decreased for Q2 2018 as compared to Q2 2017 primarily attributable to a decrease in value enhancement initiative costs of $1.1 million.

General and administrative expense. General and administrative expense in Q2 2018 remained constant as a percentage of revenue, at 0.9%, as compared to Q2 2017.

Asset impairment charge. Asset impairment charge of $0.7 million was incurred in Q2 2018 in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary LCAD Nextgen system, based on the determination of an alternative method to accomplish this task.

Depreciation and amortization. Depreciation and amortization increased $0.2 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0% for Q2 2017 and Q2 2018.

NET Services segment financial results are as follows for YTD 2018 and YTD 2017 (in thousands):

	Six Months Ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	680,433	100.0%	662,839	100.0%

Service expense	635,099	93.3%	622,627	93.9%
General and administrative expense	6,040	0.9%	5,980	0.9%
Asset impairment charge	679	0.1%	—	—%
Depreciation and amortization	7,005	1.0%	6,477	1.0%
Operating income	31,610	4.6%	27,755	4.2%

Service revenue, net. Service revenue, net for NET Services for YTD 2018 increased $17.6 million, or 2.7%, compared to YTD 2017.  The increase was primarily related to the impact of new contracts, including managed care organization (“MCO”) contracts in Indiana, Illinois and New York and new state contracts in Texas, which contributed $60.1 million of revenue for YTD 2018, as well as net increased revenue from existing contracts of $3.5 million due to the net impact of membership and rate changes, including increased rates agreed after YTD 2017 on certain contracts related to increased costs to serve the contracts, as well as a retroactive rate adjustment recorded in YTD 2017 related to increased utilization activity under a significant contract. These increases were partially offset by the impact of contracts we no longer serve, including state contracts in New York and Connecticut, certain MCO contracts in Florida and Louisiana, and decreased membership in Virginia, which resulted in a decrease in revenue of $38.6 million. In addition, the adoption of ASC 606 resulted in a decrease in revenue of $7.4 million in YTD 2018 as compared to revenue under the previous accounting standard, as one contract is now accounted for on a net basis.

Service expense, net. Service expense for our NET Services segment included the following for YTD 2018 and YTD 2017 (in thousands):

	Six Months Ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	523,115	76.9%	516,020	77.8%
Payroll and related costs	87,966	12.9%	82,031	12.4%
Other operating expenses	23,929	3.5%	24,286	3.7%
Stock-based compensation	89	0.0%	290	0.0%
Total service expense	635,099	93.3%	622,627	93.9%

Service expense for YTD 2018 increased $12.5 million, or 2.0%, compared to YTD 2017 due primarily to higher purchased services and payroll and related costs.

Purchased services expense increased primarily as a result of new contracts. Purchased services as a percentage of revenue decreased from 77.8% in YTD 2017 to 76.9% in YTD 2018. This was due primarily to lower transportation costs during the first quarter of 2018 on a per trip basis in certain geographies as a result of our value enhancement initiatives aimed at better aligning the rates we pay to our transportation provider partners with local market conditions and the fees paid to us by our customers. This was partially offset in the second quarter of 2018 by higher transportation costs on a per trip basis due to a shift in service mix from lower to higher cost modes of transportation and an increase in the average mileage per trip.

Payroll and related costs as a percentage of revenue increased from 12.4% in YTD 2017 to 12.9% in YTD 2018 due to increased corporate staffing and increased health insurance expenses. Other operating expenses decreased for YTD 2018 as compared to YTD 2017 primarily attributable to a decrease in value enhancement initiative costs of $1.6 million, partially offset by increased software and hardware maintenance costs associated with new technology initiatives.

General and administrative expense. General and administrative expense in YTD 2018 remained constant as a percentage of revenue at 0.9%, as compared to YTD 2017.

Asset impairment charge. Asset impairment charge of $0.7 million was incurred in YTD 2018 in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary LCAD Nextgen system, based on the determination of an alternative method to accomplish this task.

Depreciation and amortization. Depreciation and amortization increased $0.5 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0%.

WD Services

WD Services segment financial results are as follows for Q2 2018 and Q2 2017 (in thousands):

	Three Months Ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	68,057	100.0%	69,178	100.0%

Service expense	60,945	89.5%	62,882	90.9%
General and administrative expense	7,190	10.6%	6,919	10.0%
Asset impairment charge	9,202	13.5%	—	0.0%
Depreciation and amortization	3,131	4.6%	3,489	5.0%
Operating loss	(12,411)	-18.2%	(4,112)	-5.9%

Service revenue, net. Service revenue, net for Q2 2018 decreased $1.1 million, or 1.6%, compared to Q2 2017. Excluding the favorable effects of changes in currency exchange rates, service revenue decreased 5.7% in Q2 2018 compared to Q2 2017. The decrease in revenue was primarily attributable to the ongoing wind-down of the segment’s legacy UK employability program, a reduction in revenue related to the offender rehabilitation program of $1.9 million for estimated penalties related to the measurement of frequency and binary recidivism measures, and the impact of the adoption of the new revenue standard, which resulted in $0.8 million less revenue in Q2 2018 than would have been recognized under the previous accounting standard. These decreases were partially offset by increased revenue under the segment's health program, as well as the segment's operations in the U.S. and certain other international operations, including Saudi Arabia in which revenue was recorded as a result of signing the contract covering the period January to May 2018.

Service expense. Service expense for our WD Services segment included the following for Q2 2018 and Q2 2017 (in thousands):

	Three Months Ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	44,039	64.7%	43,992	63.6%
Purchased services	7,435	10.9%	9,215	13.3%
Other operating expenses	9,470	13.9%	9,661	14.0%
Stock-based compensation	1	—%	14	—%
Total service expense	60,945	89.5%	62,882	90.9%

Service expense in Q2 2018 decreased $1.9 million, or 3.1%, compared to Q2 2017. Payroll and related costs increased slightly primarily as a result of the impact of the restructuring plans initiated in 2017. Payroll and related costs include $1.0 million and $0.3 million in Q2 2018 and Q2 2017, respectively, of termination benefits related to redundancy plans. Purchased services decreased in Q2 2018 compared to Q2 2017 primarily as a result of the ongoing wind-down of the legacy UK employability program, which resulted in a decline in the use of outsourced services. Additionally, the adoption of ASC 606 resulted in WD Services recording $0.7 million less service expense in Q2 2018 than would have been recognized under our historical revenue recognition policy, as these costs were deferred in relation to the deferral of revenue.

General and administrative expense. General and administrative expense in Q2 2018 increased $0.3 million compared to Q2 2017 due primarily to $0.4 million of transaction related costs incurred for the sale of the segment's operations in France, which were partially offset by decreased rent and related costs attributable to office closures associated with restructuring of the UK operations.

Asset impairment charge. On June 11, 2018, the Company entered into an agreement to sell its shares in Ingeus France for a de minimis amount. The sale was effective on July 17, 2018. Due to this disposition, the assets and liabilities of Ingeus France have been presented as held for sale at June 30, 2018. In connection with classifying these assets and liabilities as held for sale, the carrying value of the assets and liabilities was reduced to its estimated fair value less selling costs. As a result, an impairment charge of $9.2 million was recorded during Q2 2018.

Depreciation and amortization. Depreciation and amortization for Q2 2018 decreased $0.4 million compared to Q2 2017, primarily due to asset disposals as a result of office closures associated with the restructuring of UK operations.

WD Services segment financial results are as follows for YTD 2018 and YTD 2017 (in thousands):

	Six Months Ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	137,407	100.0%	144,638	100.0%

Service expense	121,479	88.4%	126,084	87.2%
General and administrative expense	14,803	10.8%	13,964	9.7%
Asset impairment charge	9,202	6.7%	—	0.0%
Depreciation and amortization	6,349	4.6%	6,529	4.5%
Operating loss	(14,426)	-10.5%	(1,939)	-1.3%

Service revenue, net. Service revenue, net for YTD 2018 decreased $7.2 million, or 5.0%, compared to YTD 2017. Excluding the effects of changes in currency exchange rates, service revenue decreased 11.4% in YTD 2018 compared to YTD 2017. The decrease was primarily related to the ongoing wind-down of the segment’s legacy UK employability program and the impact of contractual adjustments under the offender rehabilitation program, as YTD 2018 included $1.6 million of revenue related to a contractual adjustment whereas YTD 2017 included the impact of $5.2 million of revenue related to the finalization of a contractual adjustment for the contract year ended March 31, 2017. Additionally, the impact of the adoption of the new revenue standard resulted in $6.2 million less revenue in YTD 2018 than would have been recognized under the previous accounting standard. YTD 2018 also includes a reduction in revenue related to the offender rehabilitation program of $1.9 million for estimated penalties related to the measurement of frequency and binary recidivism measures. These revenue decreases were partially offset by increased revenue under the segment’s health programs as well as the segment's operations in the U.S. and certain other international operations.

Service expense. Service expense for our WD Services segment included the following for YTD 2018 and YTD 2017 (in thousands):

	Six Months Ended June 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	89,713	65.3%	88,963	61.5%
Purchased services	14,441	10.5%	18,004	12.4%
Other operating expenses	17,319	12.6%	19,089	13.2%
Stock-based compensation	6	0.0%	28	0.0%
Total service expense	121,479	88.4%	126,084	87.2%

Service expense in YTD 2018 decreased $4.6 million, or 3.7%, compared to YTD 2017. Payroll and related costs increased as a percentage of revenue from 61.5% in YTD 2017 to 65.3% in YTD 2018. Payroll and related costs include $2.4 million and $0.9 million in YTD 2018 and YTD 2017, respectively, of termination benefits related to redundancy plans. Purchased services decreased in YTD 2018 compared to YTD 2017 primarily as a result of a decline in client referrals under our primary employability program in the UK, which resulted in a decline in the use of outsourced services. Additionally, the adoption of ASC 606 resulted in WD Services recording $2.6 million less service expense in YTD 2018 than would have been recognized under our historical revenue recognition policy, as these costs were deferred in relation to the deferral of revenue.

General and administrative expense. General and administrative expense in YTD 2018 increased $0.8 million compared to YTD 2017 due to $0.5 million of transaction related costs incurred for the sale of the segment's operations in France and additional rent expense incurred during YTD 2018 as a result of additional properties leased outside of the UK. These increases were partially offset by office closures associated with restructuring of the UK operations.

Asset impairment charge. Due to the disposition of Ingeus France in July 2018, the assets and liabilities of these operations have been presented as held for sale at June 30, 2018. In connection with classifying these assets and liabilities as held for sale, the carrying value of the assets and liabilities was reduced to its estimated fair value less selling costs. As a result, an impairment charge of $9.2 million was recorded during YTD 2018.

Depreciation and amortization. Depreciation and amortization for YTD 2018 decreased $0.2 million compared to YTD 2017, primarily as a result of office closures associated with the restructuring of UK operations.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q2 2018 and Q2 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
	$	$
Service expense	$(272)	$(2,281)
General and administrative expense	8,984	8,040
Depreciation and amortization	236	85
Operating loss	8,948	5,844

Operating loss. Corporate and Other operating loss in Q2 2018 increased by $3.1 million, or 53.1%, as compared to Q2 2017. Included in “General and administrative expense” for Q2 2018 are $2.5 million of organizational consolidation related costs, additionally, included in “Depreciation and amortization” is $0.1 million of accelerated depreciation expense incurred in relation to the organizational consolidation. Q2 2018 and Q2 2017 include a reduction in insurance loss reserves in "Service expense" due to favorable claims history of our Captive reinsurance program, based upon the results of a third party actuarial analysis. The reduction recorded in Q2 2017 was greater than Q2 2018. As the Captive is currently in run-off, we expect the level of actuarial gains in 2018 to remain lower than amounts recorded in prior periods.

The increase in operating loss is also due to an increase in cash settled stock-based compensation expense of $1.2 million, primarily as a result of a more significant increase in the Company’s stock price in Q2 2018 as compared to Q2 2017. These increases were partially offset by decreased legal and consulting costs in Q2 2018 as compared to Q2 2017.

Corporate and Other financial results are as follows for YTD 2018 and YTD 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
	$	$
Service expense	$(272)	$(2,265)
General and administrative expense	16,848	15,132
Depreciation and amortization	323	163
Operating loss	16,899	13,030

Operating loss. Corporate and Other operating loss in YTD 2018 increased by $3.9 million, or 29.7%, as compared to YTD 2017. Included in “General and administrative expense” for YTD 2018 are $2.9 million of organizational consolidation related costs, additionally, included in “Depreciation and amortization” is $0.1 million of accelerated depreciation expense incurred in relation to the organizational consolidation. YTD 2018 and YTD 2017 include a reduction in insurance loss reserves in “Service expense” due to favorable claims history of our Captive reinsurance program.

This increase was also attributable to an increase in cash settled stock-based compensation expense of $2.4 million, primarily as a result of a more significant increase in the Company’s stock price in YTD 2018 as compared to YTD 2017. These increases were partially offset by decreased incentive compensation, legal costs and consulting costs in YTD 2018 as compared to YTD 2017.

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

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses and new contract start-up costs, including restructuring costs. We expect to meet any cash requirements through available cash on hand, cash generated from our operating segments, and borrowing capacity under our Credit Facility (as defined below).

Our balance of cash and cash equivalents was $29.7 million and $95.3 million at June 30, 2018 and December 31, 2017, respectively, including $15.4 million and $40.1 million held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries. Additionally, at June 30, 2018, $5.1 million of cash of Ingeus France is included in “Current assets held for sale” on our condensed consolidated balance sheet, as this cash was sold with the business to satisfy solvency requirements in order to obtain court approval.

We had restricted cash of $5.1 million and $6.3 million at June 30, 2018 and December 31, 2017, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. Our Captive is currently in run-off, as we did not renew the policies which expired in May 2017, and we expect our restricted cash balances to decline over time as we pay claims. These restricted cash amounts are not included in our balance of cash and cash equivalents, although they are included in the cash, cash equivalents and restricted cash balance on the statement of cash flows, as a result of the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as of January 1, 2018. At June 30, 2018 and December 31, 2017, we had no amounts outstanding under our Credit Facility.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions. We may also raise debt financing to fund future repurchases of our common stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. During Q2 2018, we extended the term of our Credit Facility to expire in August 2019, as further discussed below.

On March 29, 2018, the Company’s Board of Directors amended our ongoing stock repurchase program to add an additional $77.8 million of capacity and extend the expiration date of the program from December 31, 2018 to June 30, 2019. As of August 6, 2018, the Company has approximately $81.2 million of share repurchase availability. During the six months ended June 30, 2018, the Company repurchased 838,719 shares for $55.8 million.

The cash flow statement for all periods presented includes both continuing and discontinued operations. Discontinued operations for YTD 2018 and YTD 2017 include the activity of our Human Services segment. The loss from discontinued operations was negligible for YTD 2018 and totaled $6.0 million for YTD 2017. For YTD 2017, the loss from discontinued operations primarily related to the accrual of a contingent liability of $9.0 million related to the future settlement of indemnification claims associated with our former Human Services segment, partially offset by a related tax benefit. The settlement amount is expected to be paid later in 2018.

YTD 2018 cash flows compared to YTD 2017

Operating activities. Cash used in operating activities was $7.9 million for YTD 2018, an increase of $17.2 million of cash used in operating activities as compared with YTD 2017. YTD 2018 and YTD 2017 cash flow from operations was driven by net losses of $5.7 million and $0.2 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of $27.5 million and $11.8 million, respectively, and changes in working capital of negative $29.8 million and $2.3 million, respectively. The change in working capital is primarily driven by the following:

•
Accounts receivable generated a cash outflow for YTD 2018 of $34.0 million as compared to an outflow of $8.9 million for YTD 2017. The increase in cash outflow of $25.0 million is primarily attributable to NET Services due to the timing of collections, as well as an increase in reconciliation contract receivables due to higher revenue earned under these contracts, which are expected to be collected during the second half of 2018, as well as higher receivables at WD Services in certain foreign jurisdictions, including Saudi Arabia, which has experienced significant delays in payment.

•
Prepaid expense and other generated a cash outflow for YTD 2018 of $11.0 million as compared to an outflow of $3.5 million for YTD 2017. The increase in cash outflow of $7.5 million is partially attributable to the adoption of ASC 606 as of January 1, 2018. This resulted in recording inflows for contract assets of $2.1 million in YTD 2018 and cash outflows for costs to fulfill contracts of $1.9 million in YTD 2018 related to revenue which is deferred as of June 30, 2018, but which would have been recognized under the previous accounting standard. Additionally, outflows related to prepaid taxes and licenses were $2.8 million in YTD 2018 as compared to cash inflows in YTD 2017 of $1.1 million, and outflows related to prepaid income taxes were $1.6 million in YTD 2018 as compared to cash outflows in YTD 2017 of $0.2 million.

•
Accrued transportation costs of NET Services generated a cash inflow of $10.5 million in YTD 2018, as compared to a cash inflow of $11.5 million in YTD 2017. The decrease in cash inflow of $1.0 million is due primarily to the timing of payments.

•
Deferred revenue generated cash inflow of $10.8 million in YTD 2018, as compared to a cash inflow of $2.9 million in YTD 2017. The increase in cash inflow of $7.9 million is due primarily to WD Services. Approximately $3.9 million of the increase is attributable to change in deferred revenue as a result of the adoption of ASC 606. Other increases in deferred revenue are a result of the timing of cash payments received under certain WD Services’ contracts in advance of services being performed.

Investing activities. Net cash used in investing activities of $5.7 million in YTD 2018 decreased by $5.3 million as compared to YTD 2017. The decrease was primarily attributable to $3.1 million of proceeds received on the note receivable related to the sale of a building in 2016, as well as a decrease in the purchase of property and equipment of $2.0 million, and a $0.6 million loan to Mission Providence made in YTD 2017.

Financing activities. Net cash used in financing activities of $48.0 million in YTD 2018 increased $27.3 million as compared to YTD 2017. During YTD 2018, we repurchased $37.2 million more of our common stock than in YTD 2017. Partially offsetting this increase in cash outflows was an increase in proceeds from common stock issued pursuant to stock option exercises of $11.4 million.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a sub-facility of $25.0 million for letters of credit. As of June 30, 2018, we had no borrowings and seven letters of credit in the amount of $11.3 million outstanding. At June 30, 2018, our available credit under the revolving credit facility was $188.7 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility or in a term loan facility from time to time (on substantially the same terms as apply to the existing facility) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

On June 7, 2018, the Company and certain of its subsidiaries entered into the Fifth Amendment to the Credit Agreement (the “Amendment”) which extends the maturity date of the Credit Agreement to August 2, 2019. The Amendment also amends certain covenants under the Credit Agreement to provide for greater operational, financial and strategic flexibility, including the implementation of the Company’s previously announced organizational consolidation plan. We may from time to time incur additional indebtedness, obtain additional financing or refinance existing indebtedness, subject to market conditions and our financial condition.

Interest on the outstanding principal amount of the loans accrues, at the Company’s election, at a per annum rate equal to LIBOR plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on the Company’s consolidated leverage ratio.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future domestic subsidiaries, excluding certain domestic subsidiaries which include the Company’s insurance captives as well as the subsidiaries which comprise the Company's WD Services segment. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on the Company’s respective assets, including a pledge of 100% of the issued and outstanding stock of the Company’s domestic subsidiaries, excluding the Company’s insurance captives, equity ownership interest in Matrix and the stock of the subsidiaries which comprise the Company’s WD Services segment.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company was in compliance with all covenants as of June 30, 2018.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and the Company, the Company issued 805,000 shares of Preferred Stock, of which 802,159 shares are outstanding as of June 30, 2018. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the six months ended June 30, 2018 and 2017 and totaled $2.2 million in each period.

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

At June 30, 2018, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $0.5 million, $0.6 million and $4.1 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at June 30, 2018 was $4.2 million. We recorded a corresponding receivable from third-party insurers and liability at June 30, 2018 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, SPCIC had restricted cash of $5.1 million and $6.3 million at June 30, 2018 and December 31, 2017, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our NET Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $2.3 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of June 30, 2018, we conducted business in ten countries outside the U.S. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. During YTD 2018 we generated $128.4 million of our net operating revenues from operations outside the U.S.

A 10% adverse change in the foreign currency exchange rate from British Pounds to U.S. dollars would have a $7.4 million negative impact on consolidated revenue and a negligible impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on our financial results.

We assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2018. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected or which are reasonably likely to materially affect such control. Except as set forth below, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
During the first quarter of 2018, the Company implemented new internal controls and processes related to its adoption of ASC 606 and the automation of its financial statement consolidation process.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the potential for or outcome of any future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. For information relating to legal proceedings, see Note 14, Commitments and Contingencies, in our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2018:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (000's) (2)
Month 1:
April 1, 2018
to
April 30, 2018	6,149	$74.54	6,088	$99,546

Month 2:
May 1, 2018
to
May 31, 2018	135,416	$73.38	135,389	$89,611

Month 3:
June 1, 2018
to
June 30, 2018	114,256	$73.84	114,215	$81,177

Total	255,821		255,692
______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

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
After giving effect to the increase in the authorized repurchase amount, as of June 30, 2018, approximately $81.2 million remains for additional repurchases by the Company under the stock repurchase program, excluding commission payments. A total of 1.8 million shares have been repurchased since the Board originally approved the repurchase program on October 26, 2016. The share repurchases may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
Retention Bonus Increases
In recognition of the increased demands of time, attention and work on each of Mr. Bill Severance, the Company’s Interim Chief Financial Officer, Mr. David Shackelton, the Company’s Chief Transformation Officer, and Ms. Sophia Tawil, the Company’s General Counsel (the “Specified NEOs”), particularly in light of their increased responsibilities in respect of certain transitional items and special projects, the Compensation Committee (the “Committee”) of the Company’s board of directors approved an increase in the retention bonuses that each of the Specified NEOs could be eligible for under their award agreements. Specifically, on August 6, 2018, the Committee approved increasing Mr. Severance’s retention bonus to $875,000, Mr. Shackelton’s retention bonus to $1,125,000, and Ms. Tawil’s retention bonus to $875,000. Each retention bonus increase was effected by the Company and the Specified NEO entering into an amendment to the applicable award agreement (the “Retention Letter Amendment”).
The foregoing descriptions of the retention bonus increases do not purport to be complete and are qualified in their entirety by reference to the full text of each of the Retention Letter Amendments, a form of which will be filed with the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2018.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1+
Option Agreement, dated April 9, 2018, between The Providence Service Corporation and R. Carter Pate (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 11, 2018).

10.2+	The Providence Service Corporation Employee Retention Plan (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 11, 2018).

10.3+
Amendment No. 1 to the Option Agreement, dated May 1, 2018, between The Providence Service Corporation and R. Carter Pate (Incorporated by reference from an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.4
Registration Indemnification Agreement, dated May 9, 2018, between The Providence Service Corporation, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC (Incorporated by reference from an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.5
Fifth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of June 7, 2018, among The Providence Service Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 7, 2018).

10.6+*	Form of Deferred Share Unit Agreement.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management contract of compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 8, 2018	By:	/s/ R. Carter Pate
R. Carter Pate Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ William Severance
William Severance Interim Chief Financial Officer
(Principal Financial Officer)