Form 10-Q
period 2018-09-30
PROVIDENCE SERVICE CORP
filed 2018-11-08
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were outstanding 12,810,967 shares (excluding treasury shares of 4,968,899) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,492	$95,310
Accounts receivable, net of allowance of $1,461 in 2018 and $5,762 in 2017	181,155	158,926
Other receivables	3,525	5,759
Prepaid expenses and other	27,292	35,243
Restricted cash	1,624	1,091
Total current assets	261,088	296,329
Property and equipment, net	47,027	50,377
Goodwill	160,420	121,668
Intangible assets, net	52,668	43,939
Equity investments	164,097	169,912
Other assets	9,314	12,028
Restricted cash, less current portion	3,132	5,205
Deferred tax asset	6,213	4,632
Total assets	$703,959	$704,090
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Current portion of debt	$37,149	$2,400
Accounts payable	17,994	15,404
Accrued expenses	70,071	103,838
Accrued transportation costs	114,476	83,588
Deferred revenue	17,419	17,381
Reinsurance and related liability reserves	6,860	4,319
Total current liabilities	263,969	226,930
Long-term debt, less current portion	430	584
Other long-term liabilities	17,609	21,386
Deferred tax liabilities	44,716	41,627
Total liabilities	326,724	290,527
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 801,729 and 803,200, respectively, issued and outstanding; 5.5%/8.5% dividend rate	77,404	77,546
Stockholders' equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,779,646 and 17,473,598, respectively, issued and outstanding (including treasury shares)	18	17
Additional paid-in capital	331,947	313,955
Retained earnings	208,589	204,818
Accumulated other comprehensive loss, net of tax	(28,102)	(25,805)
Treasury shares, at cost, 4,968,899 and 4,126,132 shares	(210,812)	(154,803)
Total Providence stockholders' equity	301,640	338,182
Noncontrolling interest	(1,809)	(2,165)
Total stockholders' equity	299,831	336,017
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$703,959	$704,090

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service revenue, net	$421,319	$409,517	$1,239,159	$1,216,994

Operating expenses:
Service expense	391,608	378,032	1,147,914	1,124,478
General and administrative expense	16,203	18,629	53,894	53,705
Asset impairment charge	—	—	9,881	—
Depreciation and amortization	6,641	6,547	20,317	19,716
Total operating expenses	414,452	403,208	1,232,006	1,197,899

Operating income	6,867	6,309	7,153	19,095

Other expenses:
Interest expense, net	347	302	918	983
Other loss	669	—	669	—
Equity in net loss of investees	1,558	460	4,026	991
Gain on sale of equity investment	—	(12,606)	—	(12,606)
Gain on remeasurement of cost method investment	(6,577)	—	(6,577)	—
Loss (gain) on foreign currency transactions	(178)	200	(807)	600
Income from continuing operations before income taxes	11,048	17,953	8,924	29,127
Provision for income taxes	4,259	2,989	7,755	8,391
Income from continuing operations, net of tax	6,789	14,964	1,169	20,736
Discontinued operations, net of tax	542	(16)	485	(6,000)
Net income	7,331	14,948	1,654	14,736
Net income attributable to noncontrolling interests	(177)	(95)	(285)	(295)
Net income attributable to Providence	$7,154	$14,853	$1,369	$14,441

Net income (loss) available to common stockholders (Note 13)	$5,298	$11,962	$(1,939)	$8,927

Basic earnings (loss) per common share:
Continuing operations	$0.37	$0.88	$(0.19)	$1.10
Discontinued operations	0.04	—	0.04	(0.44)
Basic earnings (loss) per common share	$0.41	$0.88	$(0.15)	$0.66

Diluted earnings (loss) per common share:
Continuing operations	$0.37	$0.88	$(0.19)	$1.09
Discontinued operations	0.04	—	0.04	(0.44)
Diluted earnings (loss) per common share	$0.41	$0.88	$(0.15)	$0.65

Weighted-average number of common shares outstanding:
Basic	12,865,777	13,581,662	12,992,403	13,612,764
Diluted	12,927,122	13,655,554	12,992,403	13,676,468

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$7,331	$14,948	$1,654	$14,736
Net loss (income) attributable to noncontrolling interest	(177)	(95)	(285)	(295)
Net income (loss) attributable to Providence	7,154	14,853	1,369	14,441
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(882)	2,165	(2,924)	6,591
Reclassification of translation loss realized upon sale of subsidiary and equity investment, respectively	627	527	627	527
Other comprehensive income (loss)	(255)	2,692	(2,297)	7,118
Comprehensive income	7,076	17,640	(643)	21,854
Comprehensive income attributable to noncontrolling interest	(203)	(26)	(356)	(113)
Comprehensive income (loss) attributable to Providence	$6,873	$17,614	$(999)	$21,741

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2018	2017
Operating activities
Net income	$1,654	$14,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,217	13,802
Amortization	6,100	5,914
Asset impairment charge	9,881	—
Provision for doubtful accounts	1,615	1,258
Stock-based compensation	6,209	4,586
Deferred income taxes	(602)	(7,062)
Amortization of deferred financing costs and debt discount	408	516
Equity in net loss of investees	4,026	991
Gain on sale of equity investment	—	(12,606)
Gain on remeasurement of cost method investment	(6,577)	—
Other non-cash charges (credits)	(115)	554
Changes in operating assets and liabilities:
Accounts receivable	(31,514)	(10,647)
Prepaid expenses and other	14,243	7,517
Reinsurance and related liability reserve	(548)	(4,924)
Accounts payable and accrued expenses	(26,251)	(3,407)
Accrued transportation costs	30,888	28,839
Deferred revenue	(1,468)	(4,537)
Other long-term liabilities	304	1,399
Net cash provided by operating activities	22,470	36,929
Investing activities
Purchase of property and equipment	(13,194)	(15,293)
Acquisitions, net of cash acquired	(42,067)	—
Dispositions, net of cash sold	(5,862)	—
Cost method investments	—	(3,000)
Proceeds from sale of equity investment	—	15,823
Proceeds from note receivable	3,130	—
Other investing activities	—	310
Net cash used in investing activities	(57,993)	(2,160)
Financing activities
Preferred stock dividends	(3,302)	(3,305)
Repurchase of common stock, for treasury	(56,009)	(18,763)
Proceeds from common stock issued pursuant to stock option exercise	12,413	1,528
Performance restricted stock surrendered for employee tax payment	(429)	(96)
Proceeds from debt	36,000	—
Capital lease payments and other	(2,529)	(1,711)
Net cash used in financing activities	(13,856)	(22,347)
Effect of exchange rate changes on cash	21	464
Net change in cash, cash equivalents and restricted cash	(49,358)	12,886
Cash, cash equivalents and restricted cash at beginning of period	101,606	86,392
Cash, cash equivalents and restricted cash at end of period	$52,248	$99,278
 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Nine Months Ended September 30,
Supplemental cash flow information	2018	2017
Cash paid for interest	$767	$776
Cash paid for income taxes	$11,477	$14,804
Purchase of equipment through capital lease obligation	$724	$516
Acquisitions:
Purchase price	$54,700	$—
Less:
Cash acquired	(1,302)	—
Restricted cash acquired	(110)	—
Value of existing ownership in Circulation	(9,577)	—
Purchase consideration payable	(1,644)	—
Acquisitions, net of cash acquired	$42,067	$—

 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2018
(in thousands except years, share and per share data)

1.    Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States and workforce development services internationally. The subsidiaries and other investments in which the Company holds interests comprise the following segments:

•
Non-Emergency Transportation Services (“NET Services”) – Nationwide manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations. On September 21, 2018, LogistiCare Solutions, LLC (“LogistiCare”), a wholly-owned subsidiary of the Company, completed its acquisition of Circulation, Inc. (“Circulation”). Circulation is a company that offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare.

•
Workforce Development Services (“WD Services”) – Global provider of employment preparation and placement services, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs. On November 6, 2018, the Board of Directors of Providence approved the sale of the WD Services segment. On November 7, 2018, the Company and Ingeus UK Holdings Limited (“Holdings”), its direct wholly-owned subsidiary, entered into a share purchase agreement with Advanced Personnel Management Global Pty Ltd and APM UK Holdings Limited (together the “Purchasers”) and International APM Group Pty Limited, as Purchasers’ Guarantor (the “Guarantor”), pursuant to which the Company agreed to sell substantially all of the operating subsidiaries of its WD Services segment with the exception of its operations in Saudi Arabia, for which it is pursuing alternative strategies which are expected to result in no longer providing services in the country beyond the end of the year. The transaction is subject to approvals from certain of Ingeus’ government customers and the satisfaction of customary closing conditions.

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

In addition to its segments’ operations, the Corporate and Other segment includes the Company’s activities at its corporate office that include executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company. On April 11, 2018, the Company announced an organizational consolidation plan to integrate substantially all activities and functions performed at the corporate holding company level into its wholly-owned subsidiary, LogistiCare. See Note 9, Restructuring and Related Reorganization Costs, for further information.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed, and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the nine months ended September 30, 2018:

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

The impact of applying the new revenue recognition guidance on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2018, and balance sheet as of September 30, 2018, was as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
Statements of Income	As Reported	Pro forma as if the previous accounting guidance was in effect	As Reported	Pro forma as if the previous accounting guidance was in effect
Service revenue, net	$421,319	$422,942	$1,239,159	$1,254,350
Service expense	391,608	393,659	1,147,914	1,159,943
Operating income	6,867	6,439	7,153	10,315
Income from continuing operations before taxes	11,048	10,620	8,924	12,086
Net income attributable to Providence	7,154	7,580	1,369	4,590
Diluted earnings (loss) per share	$0.41	$0.44	$(0.15)	$0.09

	September 30, 2018
Balance Sheet	As Reported	Pro forma as if the previous accounting guidance was in effect
Prepaid expenses and other	$27,292	$21,890
Accrued expenses	70,071	68,550
Deferred revenue	17,419	16,222
Deferred tax liabilities	44,716	44,527
Retained earnings, net of tax	208,589	206,094

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 must be adopted retrospectively. The Company adopted ASU 2016-18 on January 1, 2018. As a result of the adoption of ASU 2016-18, the Company recast its condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The recast resulted in an increase in cash used in investing activities of $7,029. See additional information in Note 4, Cash, Cash Equivalents and Restricted Cash.

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

Updates to the recent accounting pronouncements as disclosed in the Company's Form 10-K for the year ended December 31, 2017 are as follows:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 introduced FASB Accounting Standards Codification Topic 842 (“ASC 842”), which will replace ASC 840, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract.

ASC 842 is effective for publicly held entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees may apply a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, or lessees may initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. Under ASC 842, lessees will be required to recognize a lease liability and right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company will recognize the cumulative effect of the transition adjustment as of the effective date; and, it does not expect to provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company expects to elect the package of practical expedients and the practical expedient not to separate lease and non-lease components. The Company does not expect to apply the use of hindsight practical expedient. In connection with the adoption of ASU 2016-02, the Company has assembled a cross-functional team supported by external consultants to evaluate the lease portfolio, systems, processes and policy change requirements. A review of the lease population has commenced and the Company has selected a third-party software program to store, track and analyze its leases in accordance with the new guidance. The Company is in process of implementing the software program for its lease population. The Company's assessment of the related financial impact is ongoing and, therefore, the Company has not yet determined whether the impact will be material to its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes certain disclosures, modifies certain disclosures and added additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective on November 5, 2018. The Company will adopt this new rule beginning with its financial reporting for the quarter ended March 31, 2019. Upon adoption, the Company will include its Consolidated Statements of Stockholders’ Equity with each filing of a Quarterly Report on Form 10-Q.

There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers for the three and nine months ended September 30, 2018 by contract type for NET Services:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
State Medicaid agency contracts	$183,661	$544,409
Managed care organization contracts	160,110	479,794
Total NET Services revenue, net	$343,771	$1,024,203

Capitated contracts	$297,808	$869,203
Non-capitated contracts	45,963	155,000
Total NET Services revenue, net	$343,771	$1,024,203

The following table summarizes disaggregated revenue from contracts with customers for the three and nine months ended September 30, 2018 by revenue category for WD Services:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Employment preparation and placement services	$31,767	$118,161
Legal offender rehabilitation services	17,926	58,775
Youth services	23,171	24,160
Other	4,684	13,860
Total WD Services revenue, net	$77,548	$214,956

The following table summarizes disaggregated revenue from contracts with customers for the three and nine months ended September 30, 2018 by geographic region:

	Three months ended September 30, 2018
	United States	United Kingdom	Other Foreign	Total
NET Services	$343,771	$—	$—	$343,771
WD Services	5,066	53,018	19,464	77,548
Total	$348,837	$53,018	$19,464	$421,319

	Nine months ended September 30, 2018
	United States	United Kingdom	Other Foreign	Total
NET Services	$1,024,203	$—	$—	$1,024,203
WD Services	14,108	127,487	73,361	214,956
Total	$1,038,311	$127,487	$73,361	$1,239,159

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
Some of NET Services’ contracts include provisions whereby it must provide certain levels of service or face potential penalties or be required to refund fees paid by the customer. For those contracts, NET Services records a provision to reduce revenue to reflect the amount to which it expects it will ultimately be entitled.

The only financial impact for NET Services of adopting ASU 2014-09 was the determination it is the agent under one of its contracts based on the new guidance, whereas it previously considered itself the principal in the arrangement. Consequently, NET Services now recognizes revenue under the specific contract on a net basis, which resulted in reduced revenue and service expense of $3,765 and $11,166 during the three and nine months ended September 30, 2018, respectively.
During the three and nine months ended September 30, 2018, NET Services recognized $1,956 and $5,685, respectively, from performance obligations satisfied in previous periods due to the resolution of contractual adjustments agreed with the customer.
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

Most of WD Services’ contracts include a single promise to stand ready to deliver pre-defined services. WD Services concluded its performance obligations comprise a series of distinct monthly services that are substantially the same and which are transferred to the customer in the same manner. Accordingly, the monthly promise to stand ready is accounted for as a single performance obligation. Substantially all of WD Services’ contracts include variable consideration, whereby it earns revenues if certain contractually-defined outcomes occur in the future. As the related performance obligations are satisfied, WD Services recognizes revenue for those outcomes in proportion to the amount of the related fees it estimates have been earned. The amount of revenue is based upon WD Services’ estimate of the final amount of outcome fees to be earned. WD Services evaluates probability generally using the expected value method because the likelihood it will be entitled to variable fees is binary in nature. These estimates consider i) contractual rates, ii) assumed success rates and iii) assumed participant life in program. Generally, each of these estimates is based upon historical results, although for new contracts, other factors may be considered. At each reporting period, WD Services updates its estimate of variable consideration based on actual results or other relevant information and records an adjustment to revenue based upon services performed to date. For some of WD Services’ contracts, it recognizes revenue as it invoices customers because the amount to which it is entitled to invoice approximates the fair value of the services transferred.
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

For some of WD Services’ contracts, WD Services accrues for potential penalties it could incur as a result of not meeting certain performance targets. These penalties are estimated based on expectations from historical results. During the nine months ended September 30, 2018, our subsidiary, The Reducing Reoffending Partnership Limited (“RRP”), along with other providers of probation services, obtained further clarity on the recommendations resulting from the UK probation services review, including the measurement of frequency and binary recidivism measures and the related income and penalties. As a result of this clarification of the agreement, which was subsequently signed in the third quarter, RRP was able to calculate a reasonable estimate of its liability, recording a reduction of revenue of $1,681 during the nine months ended September 30, 2018. In addition, based upon current performance trends, the Company estimates it will incur additional penalties over the remainder of the contract through 2020, and such amounts will be recorded as an offset to revenue earned over such periods, based upon ASC 606. The Company believes it will have the opportunity to earn additional income based upon the final amendment, but such amounts will be recorded in the future as services are provided.

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

During the three and nine months ended September 30, 2018, WD Services recognized $3,283 and $8,357, respectively, from performance obligations satisfied in previous periods, based upon final resolution of amounts with the customer.

Related Balance Sheet Accounts
Accounts receivable, net - The Company records accounts receivable amounts at the contractual amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected. The Company regularly evaluates its accounts receivables, especially receivables that are past due, and reassesses its allowance for doubtful accounts based on identified customer collection issues. In circumstances where the Company is aware of a customer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce its net recognized receivable to an amount the Company reasonably expects to collect. Under certain contracts of NET Services, final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. In addition, certain government entities which WD Services serves remit payment substantially beyond the payment terms. The Company monitors these amounts due to the aging of receivables, taking into account discussions with the customer and other considerations, and generally believes the balances are collectible. However, factors within those government entities could change and there can be no assurance that such changes would not result in an inability to collect the receivables.
For example, under WD Services’ employability contract in Saudi Arabia, certain receivable balances are significantly past due. During the three months ended September 30, 2018, the Company reached an agreement with the Saudi Arabian authorities to settle certain outstanding receivables at a discount, recording a write-down of $1,804. Such amounts arose prior to March 2017, when the government implemented an electronic billing system. A reserve was not provided previously, as the amounts were expected to be paid. However, due to delays in payment and the related administrative burden of the reconciliation process, the Company offered a discount in order to settle the receivable.
The following table provides information about accounts receivable, net as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts receivable	$138,254	$122,634
NET Services' reconciliation contract receivable	44,362	42,054
Allowance for doubtful accounts	(1,461)	(5,762)
	$181,155	$158,926
Contract assets - Primarily reflects estimated revenue expected to be billed, as the Company does not have the unconditional right to invoice these amounts. We receive payments from customers based on the terms established in our contracts. The balance of $4,512 is included in “Prepaid expenses and other” in the condensed consolidated balance sheet at September 30, 2018.
NET Services accrued contract payments - Includes liabilities related to certain contracts of NET Services for which final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. The balance is included in “Accrued liabilities” in the condensed consolidated balance sheet. The balance at September 30, 2018 and December 31, 2017 totaled $10,713 and $17,487, respectively.
Deferred Revenue - Includes funds received for certain services in advance of services being rendered. The balance at September 30, 2018 and December 31, 2017 totaled $17,419 and $17,381, respectively. The increase in the deferred revenue balance from December 31, 2017 to September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, including the impact of the adoption of the revenue recognition standard, as revenue under the WD Services youth services contract is now fully deferred until the courses are offered in the summer and fall. During the nine months ended September 30, 2018, $11,602 of revenue deferred as of December 31, 2017 was recognized.
Costs to Obtain and Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract; ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract; and iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to service expense as the Company satisfies its performance obligations. These costs, which are classified in “Prepaid expenses and other” on the condensed consolidated balance sheets, principally relate to costs deferred for work performed by sub-contractors under WD Services’ contracts that will be used in satisfying future performance obligations. These deferred costs totaled $1,937 and $2,543 at September 30, 2018 and December 31, 2017, respectively. The Company recognized $2,438 and $2,562, respectively, of deferred costs as service expense during the three and nine months ended September 30, 2018.

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
4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$47,492	$92,178
Restricted cash, current	1,624	1,198
Restricted cash, less current portion	3,132	5,902
Cash, cash equivalents and restricted cash	$52,248	$99,278

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s Captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

5.    Equity Investment

Matrix

As of September 30, 2018 and December 31, 2017, the Company owned a 43.6% and 46.6% noncontrolling interest in Matrix, respectively. The Company's ownership decreased as a result of the rollover of certain equity interests in HealthFair, which Matrix acquired on February 16, 2018. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (gain) loss of investees” in the accompanying condensed consolidated statements of income.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2018 and December 31, 2017 totaled $163,814 and $169,699, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	September 30, 2018	December 31, 2017
Current assets	$64,139	$37,563
Long-term assets	732,630	597,613
Current liabilities	29,691	27,718
Long-term liabilities	375,466	240,513

	Three months ended September 30, 2018	Three months ended September 30, 2017
Revenue	$70,522	$58,639
Operating income	1,492	3,159
Net loss	(4,351)	(537)

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Revenue	$216,361	$175,346
Operating income	5,330	10,109
Net loss	(13,736)	(775)

Included in Matrix’s standalone net loss for the three months ended September 30, 2018 are depreciation and amortization of $9,558, interest expense of $6,193, equity compensation of $491, management fees paid to certain of Matrix’s shareholders of $583, merger and acquisition related diligence costs of $95, integration costs of $1,931, and an income tax benefit of $350. Included in Matrix’s standalone net loss for the nine months ended September 30, 2018 are depreciation and amortization of $27,969, interest expense of $22,475, including $6,567 related to the amortization of deferred financing costs primarily resulting from the refinancing of Matrix debt facility, equity compensation of $2,090, management fees paid to certain of Matrix’s shareholders of $4,337, merger and acquisition related diligence costs of $2,341 primarily related to the first quarter acquisition of HealthFair, integration costs of $4,293, and an income tax benefit of $3,409.

Included in Matrix’s standalone net loss for the three months ended September 30, 2017 were equity compensation of $640, depreciation and amortization of $8,469, interest expense of $3,741 and an income tax expense of $45. Included in Matrix’s standalone net loss for the nine months ended September 30, 2017 were transaction bonuses and other transaction related costs of $3,518, equity compensation of $1,902, depreciation and amortization of $24,629, interest expense of $11,005 and an income tax benefit of $121.

 6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	September 30, 2018	December 31, 2017
Prepaid income taxes	$2,050	$1,106
Escrow funds	—	10,000
Contract asset	4,512	—
Prepaid insurance	2,070	2,121
Prepaid taxes and licenses	2,131	906
Note receivable	—	3,224
Prepaid rent	1,014	2,268
Deposits held for leased premises and bonds	2,115	2,849
Costs to fulfill a contract	1,937	2,543
Other	11,463	10,226
Total prepaid expenses and other	$27,292	$35,243

Escrow funds at December 31, 2017 represent amounts related to indemnification claims from the sale of the Human Services segment, which was completed on November 1, 2015. The escrow funds were used during the three months ended September 30, 2018 to satisfy a portion of the Company’s settlement of indemnification claims. See Note 15, Commitments and Contingencies, for further information. “Contract asset” and “Costs to fulfill a contract” in the table above relate to the adoption of ASC 606, as described in Note 3, Revenue Recognition.

7. Goodwill and Intangible Assets

Goodwill

Changes in goodwill were as follows:

	NET Services	WD Services	Consolidated Total
Balances at December 31, 2017
Goodwill	$191,215	$37,718	$228,933
Accumulated impairment losses	(96,000)	(11,265)	(107,265)
	95,215	26,453	121,668

Acquisition of Circulation	39,554	—	39,554
Foreign currency translation adjustment	—	(802)	(802)
Balances at September 30, 2018
Goodwill	230,769	36,916	267,685
Accumulated impairment losses	(96,000)	(11,265)	(107,265)
	$134,769	$25,651	$160,420

The total amount of goodwill that was deductible for income tax purposes related to acquisitions as of September 30, 2018 and December 31, 2017 was $4,222.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, trademarks and trade names, and developed technology. Intangible assets consisted of the following:

		September 30, 2018		December 31, 2017
	Estimated Useful Life (Yrs.)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$48,084	$(35,421)	$48,128	$(33,136)
Customer relationships	10	29,522	(13,578)	30,583	(11,871)
Customer relationships	3	1,400	—	—	—
Trademarks and Trade Names	10	14,021	(6,076)	14,525	(5,205)
Trademarks and Trade Names	3	200	—	—	—
Developed technology of Ingeus and Circulation	5	17,216	(2,700)	3,228	(2,313)
Total		$110,443	$(57,775)	$96,464	$(52,525)

The weighted-average amortization period at September 30, 2018 for intangibles was 11.3 years. No significant residual value is estimated for these intangible assets. Amortization expense was $1,988 and $6,100 for the three and nine months ended September 30, 2018, respectively. Amortization expense was $1,990 and $5,914 for the three and nine months ended September 30, 2017, respectively. The Company acquired Circulation in September 2018, which resulted in the increase of intangible assets from December 31, 2017 to September 30, 2018. See additional discussion of the Circulation acquisition in Note 17, Acquisitions.

The total amortization expense is estimated to be as follows, based on completed acquisitions and the applicable foreign exchange rates as of September 30, 2018:

Year	Amount
2018 (remaining year)	$2,826
2019	10,940
2020	10,687
2021	10,455
2022	9,694
Thereafter	8,066
Total	$52,668

8.    Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accrued compensation	$15,438	$29,715
NET Services accrued contract payments	10,713	17,487
Accrued settlement	—	15,000
Accrued cash settled stock-based compensation	5,137	3,938
Income taxes payable	1,087	3,723
Other	37,696	33,975
Total accrued expenses	$70,071	$103,838

The accrued settlement represents amounts related to indemnification claims from the sale of the Human Services segment, which was completed on November 1, 2015. The settlement was finalized during the three months ended September 30, 2018, which resulted in the payment of the accrued settlement amount, in which $10,000 was released from an escrow account and $4,475 was paid in cash. See Note 15, Commitments and Contingencies, for further information.

9.    Restructuring and Related Reorganization Costs

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

As of September 30, 2018, the Company estimates that it will incur aggregate pre-tax restructuring charges of approximately $9,600 through June 30, 2019 in connection with the organizational consolidation discussed above. These charges include approximately $5,600 related to retention and personnel costs, $2,000 related to acceleration of stock-based compensation, $600 related to accelerated depreciation and $1,400 related to other costs, including lease termination and recruiting costs. A total of $2,082 restructuring and related costs has been incurred during the three months ended September 30, 2018 related to the organizational consolidation. These costs include $1,330 of retention and personnel costs, $119 of accelerated stock-based compensation expense, $146 of accelerated depreciation and $487 of other costs, primarily related to recruiting and legal costs. A total of $5,163 restructuring and related costs has been incurred during the nine months ended September 30, 2018 related to the organizational consolidation. These costs include $1,978 of retention and personnel costs, $1,569 of accelerated stock-based compensation expense, $291 of accelerated depreciation and $1,325 of other costs, primarily related to recruiting and legal costs.

These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of income.

Summary of Liability for Corporate and Other Restructuring and Related Charges

	January 1, 2018	Costs Incurred	Cash Payments	September 30, 2018

Retention and personnel liability	$—	$2,038	$(111)	$1,927
Other liability	—	1,265	(786)	479
Total	$—	$3,303	$(897)	$2,406

The total restructuring liability at September 30, 2018 includes $2,188 classified as “Accrued expenses” and $218 classified as “Accounts payable” in the condensed consolidated balance sheet.

WD Services

WD Services has two active redundancy programs at September 30, 2018. During the year ended December 31, 2017, WD Services had four redundancy programs. Of these four redundancy plans, two redundancy plans were approved in 2015: a plan related to the termination of employees delivering services under an offender rehabilitation program (“Offender Rehabilitation Program”), which has been completed, and a plan related to the termination of employees delivering services under the Company’s employability and skills training programs and certain other employees in the United Kingdom (“UK Restructuring Program”). In addition, a redundancy plan related to the termination of employees as part of a value enhancement project (“Ingeus Futures Program”) to better align costs at Ingeus with revenue and to improve overall operating performance was approved in 2016 and began a second phase during the three months ended March 31, 2018. Further, a redundancy program to align costs with revenue for offender rehabilitation services (“Delivery First Program”) was approved in the fourth quarter of 2017, and a second phase of this program began in the second quarter of 2018. The Company recorded severance and related charges of $2,363 and $1,117 during the nine months ended September 30, 2018 and 2017, respectively, relating to the termination benefits for employee groups and specifically identified employees impacted by these plans. The severance charges incurred are recorded as “Service expense” in the accompanying condensed consolidated statements of income.

The initial estimate of severance and related charges for the plans was based upon the employee groups impacted, average salary and benefits, and redundancy benefits pursuant to the existing policies. Additional charges above the initial estimates, or additional phases of the plan, were incurred for the redundancy plans during the nine months ended September 30, 2018 and 2017 related to the actualization of termination benefits for specifically identified employees impacted under these plans, as well as an increase in the number of individuals impacted by these plans. The final identification of the employees impacted by each program is subject to customary consultation procedures. In addition, additional phases of value enhancement projects may be undertaken in the future, if costs and revenue are not aligned.

Summary of Liability for WD Services Severance and Related Charges

	January 1, 2018	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	September 30, 2018

Ingeus Futures Program	$482	$1,336	$(1,463)	$(30)	$325
Delivery First Program	1,287	1,027	(1,474)	(5)	835
Total	$1,769	$2,363	$(2,937)	$(35)	$1,160

	January 1, 2017	Costs Incurred	Cash Payments	Foreign Exchange Rate Adjustments	September 30, 2017

Ingeus Futures Program	$2,486	$1,186	$(3,086)	$158	$744
Offender Rehabilitation Program	1,380	(40)	(1,357)	17	—
UK Restructuring Program	50	(29)	—	3	24
Total	$3,916	$1,117	$(4,443)	$178	$768

The total of accrued severance and related costs of $1,160 is reflected in “Accrued expenses” in the condensed consolidated balance sheet at September 30, 2018. The amount accrued as of September 30, 2018 is expected to be settled principally by the end of 2018. Additionally, in conjunction with the second phase of the Ingeus Futures Program, the Company incurred $351 of expense during the nine months ended September 30, 2018 primarily related to property and equipment costs.

10.    Debt

The Company’s debt was as follows as of the dates referenced below:

	September 30, 2018	December 31, 2017
$200,000 revolving loan, LIBOR plus 2.25% - 3.25% with interest payable at least once every three months through August 2019	$36,000	$—
Capital lease obligations	1,579	2,984
	37,579	2,984
Less current portion of debt	37,149	2,400
Total debt, less current portion	$430	$584

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

During the three months ended September 30, 2018, the Company drew on its revolving credit facility, primarily to fund the acquisition of Circulation. See additional discussion of the Circulation acquisition in Note 17, Acquisitions.

11.    Stockholders’ Equity

The following table reflects changes in common stock, additional paid-in capital, retained earnings, accumulated other comprehensive loss, treasury stock and noncontrolling interest for the nine months ended September 30, 2018:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	17,473,598	$17	$313,955	$204,818	$(25,805)	4,126,132	$(154,803)	$(2,165)	$336,017
Cumulative effect adjustment from change in accounting principle, net of tax	—	—	—	5,710	—	—	—	—	5,710
Stock-based compensation	—	—	6,346	—	—	—	—	—	6,346
Exercise of employee stock options	266,293	1	11,669	—	—	—	—	—	11,670
Restricted stock issued	29,384	—	(320)	—	—	4,048	(256)	—	(576)
Performance restricted stock issued	3,110	—	(109)	—	—	—	—	—	(109)
Shares issued for bonus settlement and director stipend	3,576		150		—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	838,719	(55,753)	—	(55,753)
Conversion of convertible preferred stock to common stock	3,685	—	148	(6)	—	—	—	—	142
Foreign currency translation adjustments, net of tax	—	—	—	—	(2,924)	—	—	71	(2,853)
Reclassification of translation loss realized upon sale of foreign subsidiary	—	—	—	—	627	—	—	—	627
Convertible preferred stock dividends	—	—	—	(3,302)	—	—	—	—	(3,302)
Noncontrolling interests	—	—	—	—	—	—	—	285	285
Other	—	—	108	—	—	—	—	—	108
Net income attributable to Providence	—	—	—	1,369	—	—	—	—	1,369
Balance at September 30, 2018	17,779,646	$18	$331,947	$208,589	$(28,102)	4,968,899	$(210,812)	$(1,809)	$299,831

Share Repurchases

On March 29, 2018, the Board of Directors (“Board”) authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77,794, and extended the existing stock repurchase program through June 30, 2019 (as amended and extended, the “Stock Repurchase Program”). As of September 30, 2018, approximately $81,177 remains for additional repurchases by the Company under the Stock Repurchase Program, excluding commission payments. The share repurchases may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions. The timing, number and amount of any shares repurchased will be determined by the Company’s officers at their discretion, and as permitted by securities laws, covenants under existing bank agreements and other legal requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The Stock Repurchase Program may be suspended or discontinued at any time without prior notice.

12.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Typical awards issued under this plan include stock option awards, restricted stock awards (“RSAs”) and performance based restricted stock units (“PRSUs”).

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service expense	$209	$131	$303	$365
General and administrative expense	1,718	1,434	5,906	4,221
Equity in net loss of investees	(24)	10	137	50
Total stock-based compensation	$1,903	$1,575	$6,346	$4,636

At September 30, 2018, the Company had 963,169 stock options outstanding with a weighted-average exercise price of $61.40. In August 2018 the Company granted 294,464 stock options to NET Services employees in relation to their 2018 long-term incentive plan. Additionally, in September 2018 the Company granted 33,210 stock options to employees of Circulation in accordance with the terms of the merger agreement with Circulation. See additional discussion of the Circulation acquisition in Note 17, Acquisitions. The Company also had 51,526 shares of unvested RSAs outstanding at September 30, 2018 with a weighted-average grant date fair value, as modified, of $54.19.

Awards Granted and Modified in Conjunction with the Organizational Consolidation

In connection with the organizational consolidation plan, the Company entered into an agreement with R. Carter Pate for his continued employment as the Company’s Interim CEO through June 30, 2019. The agreement also provided for a grant of unvested options to purchase up to 394,000 shares of the Company's common stock, at a price of $71.67 per share, which was the closing price of the Company’s common stock on the grant date. The options are subject to vesting as follows: (i) 50% of the options will become vested if Mr. Pate remains employed by the Company through June 30, 2019 (the “Time-Vesting Options”), (ii) 25% of the options will become vested on March 31, 2019 if the Company has achieved its budget for its 2018 fiscal year, subject to certain adjustments, and Mr. Pate is then employed, and (iii) 25% of the options will become vested on March 31, 2019 subject to Mr. Pate’s achievement of other performance metrics if Mr. Pate is then employed. In addition, the Time-Vesting Options will become fully vested upon a “change in control” (as defined in the 2006 Plan) or a termination of Mr. Pate’s employment by the Company without “cause” (as defined in the Company’s 2015 Holding Company LTI Program) or for “good reason” (as defined in the Option Agreement). Once vested, the options will remain exercisable until April 8, 2021, unless terminated earlier due to a termination of Mr. Pate’s employment for “cause”. In recognition of certain holding company employees’ essential contributions to the success of the Company, and to encourage further alignment with the Company’s long-term interests through the ownership of equity, Mr. Pate voluntarily set aside 98,500 of the options granted to him, representing 25% of his total award. The value of the awards of $1,273 was fully expensed in the three months ended June 30, 2018. The Compensation Committee of the Board expects to grant at a later date restricted stock awards equivalent in value to the options voluntarily set aside by Mr. Pate, to employees based upon their performance throughout the organizational consolidation process.

Also, in connection with the organizational consolidation plan and his appointment as Interim CFO, on April 9, 2018, William Severance received an option to purchase 13,710 shares of common stock at a price of $71.67 per share, which was the closing price of the Company’s common stock on the grant date. The options will become fully exercisable on May 10, 2019, subject to Mr. Severance’s continued employment with the Company, and if not exercised will expire on December 31, 2020.

In addition, as part of the Company’s retention plan associated with the organizational consolidation plan, the Company provided that unvested share-based awards to employees subject to the retention plan will vest in full upon their termination dates so long as those employees fulfill their service obligation to the Company under the retention plan. As such, the vesting terms of 7,286 restricted stock awards and 11,035 stock options were modified. Additionally, the exercise terms of the respective unvested stock options were modified to allow for exercise through December 31, 2020. As a result of the modifications, the Company revalued the awards as of April 9, 2018, and is expensing the unrecognized stock-based compensation cost, based on the new fair value, through the termination date of each relevant employee. Additional expense incurred during the three and nine months ended September 30, 2018, as a result of the modification, totaled $119 and $296, respectively. See Note 9, Restructuring and Related Reorganization Costs, for additional information.

Cash Settled Awards

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash settled awards and are not included as part of the 2006 Plan. During the three and nine months ended September 30, 2018, respectively, the Company recorded a benefit of $2,191 and expense of $1,435 of stock-based compensation expense for cash settled awards.

During the three and nine months ended September 30, 2017, respectively, the Company recorded $380 and $1,611 of stock-based compensation expense for cash settled awards. The expense for cash settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of income. As the instruments are accounted for as liability awards, the expense recorded for the three and nine months ended September 30, 2018 and 2017 is almost entirely attributable to the Company’s change in stock price from the previous reporting period. The liability for unexercised cash settled share-based payment awards of $5,137 and $3,938 at September 30, 2018 and December 31, 2017, respectively, are reflected in “Accrued expenses” in the condensed consolidated balance sheets. At September 30, 2018, the Company had 5,202 SEUs and 200,000 stock option equivalent units outstanding.

Vertical Long-Term Incentive Plans

The Company also provides cash settled long-term incentive plans for executive management and key employees of its operating segments. For the three and nine months ended September 30, 2018, expenses of $57 and $171, respectively, are included as “Service expense” in the condensed consolidated statements of income related to an ongoing long-term incentive plan for NET Services. For the three and nine months ended September 30, 2017, expense of $274 and $1,157, respectively, are included as “Service expense” in the condensed consolidated statements of income related to an ongoing long-term incentive plan for NET Services. At September 30, 2018 and December 31, 2017, the liability for this plan of $1,054 and $2,657, respectively, is reflected in “Accrued expenses” and “Other long-term liabilities” in the condensed consolidated balance sheet.

The Board approved the LogistiCare 2017 Senior Executive LTI Plan (the “LogistiCare LTIP”) for executive management and key employees of NET Services during the three months ended March 31, 2018. The LogistiCare LTIP pays in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option prior to the award payment date. The LogistiCare LTIP rewards participants based on certain measures of free cash flow and EBITDA results adjusted as specified in the plan document. The awards have a performance period of January 1, 2017 through December 31, 2019, with a payout date within two and a half months of the performance period end date. Payout is subject to the participant remaining employed by the Company on the payment date. The maximum amount that can be earned through the LogistiCare LTIP is $7,000. As of September 30, 2018, 65.5% of the awards have been issued under the LogistiCare LTIP. No expense has been incurred for this plan during the nine months ended September 30, 2018.

13.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Providence	$7,154	$14,853	$1,369	$14,441
Less dividends on convertible preferred stock	(1,113)	(1,114)	(3,308)	(3,305)
Less income allocated to participating securities	(743)	(1,777)	—	(2,209)
Net income (loss) available to common stockholders	$5,298	$11,962	$(1,939)	$8,927

Continuing operations	$4,756	$11,978	$(2,424)	$14,927
Discontinued operations	542	(16)	485	(6,000)
	$5,298	$11,962	$(1,939)	$8,927

Denominator:
Denominator for basic earnings per share -- weighted-average shares	12,865,777	13,581,662	12,992,403	13,612,764
Effect of dilutive securities:
Common stock options	61,345	68,856	—	58,668
Performance-based restricted stock units	—	5,036	—	5,036
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	12,927,122	13,655,554	12,992,403	13,676,468

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.88	$(0.19)	$1.10
Discontinued operations	0.04	—	0.04	(0.44)
	$0.41	$0.88	$(0.15)	$0.66
Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.88	$(0.19)	$1.09
Discontinued operations	0.04	—	0.04	(0.44)
	$0.41	$0.88	$(0.15)	$0.65

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

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options to purchase common stock	358,310	33,890	333,030	56,528
Convertible preferred stock	801,935	803,285	802,762	803,360

14.    Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2018 was 38.6% and 86.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily due to foreign net operating losses for which the future income tax benefit cannot be currently recognized, state income taxes and certain non-deductible expenses. The impact of these items was partially offset by no income tax provision being recorded on the gain on remeasurement of cost method investment of $6,577. The effective tax rate for the nine months ended September 30, 2018 was additionally impacted by the WD Services impairment charge of $9,202, which contributes to the tax basis in WD Services but does not generate a current tax benefit.

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2017 was 16.7% and 28.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35% primarily due to no provision for income taxes related to the gain on sale of equity investment of $12,606 due to the substantial difference in tax basis versus book basis in the investment.

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

15.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Providence. Litigation is inherently uncertain, and the actual losses incurred in the event that the related legal proceedings were to result in unfavorable outcomes could have a material adverse effect on the Company’s business and financial performance.

Indemnifications

The Company indemnified certain third parties in connection with a rights offering in February 2015 as well as in connection with the Company’s acquisition of CCHN Group Holdings, Inc. (operating under the tradename Matrix, and formerly included in our Health Assessment Services segment) in October 2014 and related financing commitments. In June 2015, a putative stockholder class action derivative complaint related to such rights offering and acquisition was filed in the Court of Chancery of the State of Delaware captioned Haverhill Retirement System v. Kerley et al., C.A. No. 11149-VCL (“Haverhill Litigation”). In November 2017, the Company received a payment of $5,363 under the settlement agreement entered into by the parties to the Haverhill Litigation. For further information regarding this legal proceeding and the indemnifications please see Note 18, Commitments and Contingencies, in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company recorded $21 and $296, respectively, of such indemnified legal expenses related to the Haverhill Litigation during the three and nine months ended September 30, 2017 which is included in “General and administrative expense” in the condensed consolidated statements of income. Of this amount, $23 and $231, respectively, was indemnified legal expenses of related parties for the three and nine months ended September 30, 2017. Other legal expenses of the Company related to the Haverhill Litigation are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized a related benefit of $17 and $218, respectively, for the three and nine months ended September 30, 2018, and a related benefit of $3 and expense of $8, respectively, for the three and nine months ended September 30, 2017. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company has recognized an insurance receivable of $17 and $941 in “Other receivables” in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively, with a corresponding liability amount recorded to “Accrued expenses”.

The Company provided certain standard indemnifications in connection with the sale of the Human Services segment (the “PHS Sale”) to Molina Healthcare Inc. (“Molina”), which was effective November 1, 2015. Certain representations made by the Company in the Membership Interest Purchase Agreement (the “Purchase Agreement”), including tax representations, survive until the expiration of applicable statutes of limitation, and healthcare representations survive until the third anniversary of the closing date. Molina and the Company entered into a settlement agreement regarding indemnification claims by Molina with respect to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division, against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement, and other matters. Following the final settlement of the Rodriguez Litigation, during the three months ended September 30, 2018, the Company released $10,000 from an escrow account and made an additional $4,475 payment to Molina in accordance with the Company's settlement agreement with Molina. The Company expects to recover a portion of the settlement through insurance coverage, although this cannot be assured.

The Company provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016. The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date. The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at September 30, 2018.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of September 30, 2018 collectively held approximately 9.6% of the Company’s outstanding common stock and approximately 95.5% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the Selling Stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).
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

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of September 30, 2018 and December 31, 2017, the Company had reserves of $4,761 and $6,699, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of September 30, 2018 and December 31, 2017 of $10,747 and $12,448, respectively, is classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the condensed consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of September 30, 2018 and December 31, 2017 was $5,986 and $5,749, respectively, and is classified as “Other receivables” and “Other assets” in the condensed consolidated balance sheets.

Deferred Compensation Plan

The Company has one deferred compensation plan for highly compensated employees of NET Services as of September 30, 2018. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the condensed consolidated balance sheets, was $2,274 and $1,806 at September 30, 2018 and December 31, 2017, respectively.

16.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Coliseum Stockholders as further discussed in Note 15, Commitments and Contingencies. Convertible preferred stock dividends earned by the Coliseum Stockholders during the three and nine months ended September 30, 2018 totaled $1,062 and $3,151, respectively. Convertible preferred stock dividends earned by the Coliseum Stockholders during the three and nine months ended September 30, 2017 totaled $1,062 and $3,151, respectively.

During the three months ended March 31, 2017, the Company made a $566 loan to Mission Providence. The loan was repaid during the three months ended September 30, 2017.

Effective June 15, 2018, the Company registered shares of the Company’s common stock and Preferred Stock held by the Coliseum Stockholders for resale under the Securities Act and on May 9, 2018, in connection with such registration, the Company entered into a registration indemnification agreement with the Coliseum Stockholders as further discussed in Note 15, Commitments and Contingencies.
17. Acquisitions

During 2017, the Company made an equity investment in Circulation, which was accounted for as a cost method investment. On September 21, 2018, the Company's subsidiary, LogistiCare, acquired all of the outstanding equity of Circulation. Circulation is a company that offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation enables administration of transportation benefits, proactively monitors for fraud waste and abuse, and integrates all transportation capabilities (e.g. outsourced transportation, owned fleets, and other medical logistics services), while emphasizing patient convenience and satisfaction. Circulation’s proprietary platform simplifies ordering, improves reliability and efficiency, and reduces transportation spend. The Company believes the acquisition advances LogistiCare's central mission of reducing transportation as a barrier to healthcare and will help deliver a differentiated user experience and provide a core technology and analytics platform that better positions LogistiCare for growth.

The purchase price was comprised of cash consideration of $45,123 paid to Circulation’s equity holders (including holders of vested Circulation stock options), other than Providence. Per the terms of the Agreement and Plan of Merger (the “merger agreement”), dated as of September 14, 2018, by and among LogistiCare, the Company, Catapult Merger Sub, a wholly-owned subsidiary of LogistiCare (“Merger Sub”), Circulation and Fortis Advisors LLC, as the representative of Circulation’s equity holders, Providence assumed certain unvested Circulation stock options under similar terms and conditions to the existing option awards previously issued by Circulation. The merger agreement also required $1,000 to be paid three years after the closing date of the transaction to each of the two co-founders of Circulation subject to their continued employment or provision of consulting services to LogistiCare. The value of the options assumed and co-founder hold back is accounted for as compensation, over the relevant vesting period, as such amounts are tied to future service conditions.

The Company's initial investment in Circulation was $3,000 in July 2017 to acquire a minority interest. As a result of the transactions pursuant to the merger agreement, the fair value of this pre-acquisition interest increased to $9,577, and thus the Company recognized a gain of $6,577. This gain is recorded as “Gain on remeasurement of cost method investment” on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2018. The Company determined the fair value of its pre-acquisition equity interest by multiplying the number of shares it held in Circulation pre-acquisition by the per-share consideration validated by reference to the total merger consideration agreed to with other unrelated equity holders in Circulation.

The Company incurred acquisition and related costs for this acquisition of $1,597 during the three and nine months ended September 30, 2018. These expenses are included in general and administrative expenses of the NET Services segment.

The preliminary purchase price of Circulation is calculated as follows:

Cash purchase of common stock	$45,123
Providence's acquisition date fair value equity interest in Circulation	9,577
Total consideration	$54,700

The table below presents Circulation's net assets based upon the preliminary estimate of respective fair values:

Cash	$1,302
Accounts receivable	996
Other assets	216
Property and equipment	49
Intangibles	15,700
Goodwill	39,554
Deferred taxes, net	(1,752)
Accounts payable and accrued liabilities	(1,244)
Deferred revenue	(69)
Other non-current liabilities	(52)
Total of assets acquired and liabilities assumed	$54,700

The above fair values represent preliminary estimates as the valuation of intangible assets, which have not been finalized. The goodwill is allocated to the NET Services segment. None of the acquired goodwill is expected to be deductible for tax purposes.

The preliminary fair value of intangible assets is as follows:

	Type	Life	Value
Customer relationships	Amortizable	3 years	$1,400
Trademarks and trade names	Amortizable	3 years	200
Developed technology	Amortizable	5 years	14,100
			$15,700
Due to the immateriality of the results for the nine-day period from September 21, 2018 to September 30, 2018, no Circulation revenue or net income are included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2018. The Company's balance sheet as of September 30, 2018 includes Circulation. The unaudited proforma revenue, net income (loss) attributable to Providence and diluted earnings per share of the combined entity had the acquisition date been January 1, 2017, are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proforma:
Revenue	$422,961	$409,798	$1,242,397	$1,217,527
Net income (loss) attributable to Providence	7,044	13,733	(1,287)	11,372
Diluted earnings (loss) per share	$0.40	$0.80	$(0.35)	$0.46
The pro forma information above for the three and nine months ended September 30, 2018 includes the elimination of acquisition related costs. Adjustments for all periods include expensing the incentive for two co-founders to be paid upon continuing employment, amortization expense based on the estimated fair value and useful lives of intangible assets and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2017.

18.  Discontinued Operations

On November 1, 2015, the Company completed the PHS Sale. During the three and nine months ended September 30, 2018 and 2017, the Company recorded additional benefits and expenses related to the Human Services segment, principally related to legal proceedings as described in Note 15, Commitments and Contingencies, related to an indemnified legal matter.

Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the Company's Human Services segment for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30, 2018
	2018	2017	2018	2017
Operating expenses:
General and administrative (benefit) expense	$(721)	$26	$(645)	$9,622
Total operating (income) expenses	(721)	26	(645)	9,622
Gain (loss) from discontinued operations before income taxes	721	(26)	645	(9,622)
Income tax (expense) benefit	(179)	10	(160)	3,622
Discontinued operations, net of tax	$542	$(16)	$485	$(6,000)

General and administrative benefit of $721 and $645, respectively, for the three and nine months ended September 30, 2018 primarily includes a reduction of the accrued settlement amount for indemnified legal matters, based on the final settlement agreement. General and administrative expense for the three months ended September 30, 2017 includes legal expense of $26. General and administrative expense for the nine months ended September 30, 2017 includes an accrual of $9,000 for an estimated settlement of indemnified claims related to the PHS Sale, as well as related legal expenses of $622. See Note 15, Commitments and Contingencies, for additional information.

19.    Dispositions

On June 11, 2018, the Company entered into a Share Purchase Agreement to sell the shares of Ingeus France, our WD Services operation in France, for a de minimis amount. The sale was effective on July 17, 2018, after court approval.

In connection with classifying the assets and liabilities of Ingeus France as held for sale during the three months ended June 30, 2018, the carrying value of the assets and liabilities was reduced to its estimated fair value less selling costs. As a result, an impairment charge of $9,202 was recorded during the nine months ended September 30, 2018 and is included in “Asset impairment charge” on the condensed consolidated statement of income.

The disposition of Ingeus France did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations have not been reclassified. A loss totaling $669, primarily related to the release of cumulative translation adjustments, was recognized on the sale during the three and nine months ended September 30, 2018, which is recorded as “Other loss” in the accompanying condensed consolidated statements of income.

See Note 21, Subsequent Events, for additional information regarding WD Services.

20.    Segments

The Company owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States and workforce development services internationally. The subsidiaries and other investments in which the Company holds interests comprise the following segments:

•
NET Services – Nationwide manager of NET programs for state governments and managed care organizations. On September 21, 2018, LogistiCare completed its acquisition of Circulation. Circulation is a company that offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare.

•
WD Services – Global provider of employment preparation and placement services, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs. On November 6, 2018, the Board of Directors of Providence approved the sale of the WD Services segment. On November 7, 2018, the Company and Holdings entered into a share purchase agreement with the Purchasers and the Guarantor, pursuant to which the Company agreed to sell substantially all of the operating subsidiaries of its WD Services segment with the exception of its operations in Saudi Arabia, for which it is pursuing alternative strategies which are expected to result in no longer providing services in the country beyond the end of the year. The transaction is subject to approvals from certain of Ingeus’ government customers and the satisfaction of customary closing conditions.

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

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$343,771	$77,548	$—	$—	$421,319
Service expense	320,697	70,911	—	—	391,608
General and administrative expense	4,900	5,348	—	5,955	16,203
Asset impairment charge	—	—	—	—	—
Depreciation and amortization	3,543	2,861	—	237	6,641
Operating income (loss)	$14,631	$(1,572)	$—	$(6,192)	$6,867

Equity in net gain (loss) of investee	$—	$29	$(1,587)	$—	$(1,558)

	Three months ended September 30, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$324,824	$84,693	$—	$—	$409,517
Service expense	304,454	73,581	—	(3)	378,032
General and administrative expense	2,899	6,980	—	8,750	18,629
Depreciation and amortization	3,286	3,166	—	95	6,547
Operating income (loss)	$14,185	$966	$—	$(8,842)	$6,309

Equity in net gain (loss) of investee	$—	$(459)	$(1)	$—	$(460)

	Nine months ended September 30, 2018
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$1,024,203	$214,956	$—	$—	$1,239,159
Service expense	955,796	192,390	—	(272)	1,147,914
General and administrative expense	10,940	20,151	—	22,803	53,894
Asset impairment charge	679	9,202	—	—	9,881
Depreciation and amortization	10,548	9,210	—	559	20,317
Operating income (loss)	$46,240	$(15,997)	$—	$(23,090)	$7,153

Equity in net gain (loss) of investee	$—	$80	$(4,106)	$—	$(4,026)

	Nine months ended September 30, 2017
	NET Services	WD Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$987,662	$229,332	$—	$—	$1,216,994
Service expense	927,082	199,665	—	(2,269)	1,124,478
General and administrative expense	8,879	20,944	—	23,882	53,705
Depreciation and amortization	9,763	9,695	—	258	19,716
Operating income (loss)	$41,938	$(972)	$—	$(21,871)	$19,095

Equity in net gain (loss) of investee	$—	$(1,419)	$428	$—	$(991)

Geographic Information

Domestic service revenue, net, totaled 83.8% and 82.1% of service revenue, net for the nine months ended September 30, 2018 and 2017, respectively. Foreign service revenue, net, totaled 16.2% and 17.9% of service revenue, net for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018 and December 31, 2017, $74,885, or 19.9%, and $99,071, or 20.8%, respectively, of the Company’s net assets were located in countries outside of the U.S.

21.    Subsequent Events

Entry into Share Purchase Agreement

On November 6, 2018, the Board of Directors of Providence approved the sale of the WD Services segment. On November 7, 2018, the Company and Holdings entered into a share purchase agreement with the Purchasers and the Guarantor, pursuant to which the Company agreed to sell substantially all of the operating subsidiaries of its WD Services segment, with the exception of its operations in Saudi Arabia, for which it is pursuing alternative strategies which are expected to result in no longer providing services in the country beyond the end of the year. The total cash consideration is approximately $46,100, including approximately $19,500 of cash on the balance sheet as of September 30, 2018. In addition to the purchase consideration, the Company expects to be able to realize cash tax benefits of between approximately $25,000 to $50,000 as a result of tax deductions triggered by the sale, over a period of three to five years dependent on the timing of taxable income or loss and the close of the transaction. The transaction is subject to approvals from certain of Ingeus’ government customers and the satisfaction of customary closing conditions. The transaction is expected to close by the end of 2018, although the Company can give no assurance the transaction will close in a timely manner. In addition, upon the finalization of the transaction and the alternative strategies for Saudi Arabia, it is possible the Company may be required to record a charge in future periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2018 and 2017, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2017. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q3 2018 and Q3 2017 mean the three months ended September 30, 2018 and the three months ended September 30, 2017, respectively, and references to YTD 2018 and YTD 2017 mean the nine months ended September 30, 2018 and the nine months ended September 30, 2017, respectively.

Overview of our business

Providence owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States and workforce development services internationally. The subsidiaries and other investments in which the Company holds interests comprise the following segments:

•
Non-Emergency Transportation Services (“NET Services”) – Nationwide manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations. On September 21, 2018, LogistiCare Solutions, LLC (“LogistiCare”) completed its acquisition of Circulation Inc. (“Circulation”). Circulation is a company that offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare.

•
Workforce Development Services (“WD Services”) – Global provider of employment preparation and placement services, legal offender rehabilitation services, youth community service programs and certain health related services to eligible participants of government sponsored programs. On November 6, 2018, the Board of Directors of Providence approved the sale of the WD Services segment. On November 7, 2018, the Company and Ingeus UK Holdings Limited (“Holdings”), the Company's direct wholly-owned subsidiary, entered into a share purchase agreement with Advanced Personnel Management Global Pty Ltd and APM UK Holdings Limited (together the “Purchasers”) and International APM Group Pty Limited, as Purchasers’ Guarantor (the “Guarantor”), pursuant to which we have agreed to sell substantially all of the operating subsidiaries of our WD Services segment with the exception of our operations in Saudi Arabia, for which we are pursuing alternative strategies which are expected to result in no longer providing services in the country beyond the end of the year. The transaction is subject to approvals from certain of Ingeus’ government customers and the satisfaction of customary closing conditions.

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

•	the results of the referendum on the UK’s exit from the European Union and related political and economic uncertainty in the UK related to the finalization of Brexit; and

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

Circulation was acquired in September 2018, and is a company that offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation enables administration of transportation benefits, proactively monitors for fraud waste and abuse, and integrates all transportation capabilities (e.g. outsourced transportation, owned fleets, and other medical logistics services), while emphasizing patient convenience and satisfaction. Circulation’s proprietary platform simplifies ordering, improves reliability and efficiency, and reduces transportation spend. LogistiCare believes the acquisition advances their central mission of reducing transportation as a barrier to healthcare, and will help deliver a differentiated user experience and provide a core technology and analytics platform that better positions them for growth. LogistiCare may seek to utilize the Circulation platform to service legacy or new LogistiCare contracts, which may result in a decrease in the usage of the LogistiCare technology platform. The evaluation of the technology platforms and how the functionality of the systems will interact is ongoing, and subject to continued evaluation of the scalability of the Circulation platform to meet the required processing levels of transactions under the LogistiCare contracts.
On June 11, 2018, the Company entered into a Share Purchase Agreement to sell the shares of Ingeus France for a de minimis amount. The sale was effective on July 17, 2018, after court approval. As a result, an impairment charge of $9.2 million was recorded during the nine months ended September 30, 2018 and a loss, primarily related to the release of the effects of historic cumulative translation adjustments, of $0.7 million was recorded during the three months ended September 30, 2018.
On November 6, 2018, the Board of Directors of Providence approved the sale of the WD Services segment. On November 7, 2018, the Company and Holdings entered into a share purchase agreement with the Purchasers and the Guarantor, pursuant to which we agreed to sell substantially all of the operating subsidiaries of our WD Services segment with the exception of our operations in Saudi Arabia, for which we are pursuing alternative strategies which are expected to result in no longer providing services in the country beyond the end of the year. The total cash consideration is approximately $46.1 million, including approximately $19.5 million of cash on the balance sheet as of September 30, 2018. In addition to the purchase consideration, the Company expects to be able to realize cash tax benefits of between approximately $25.0 million to $50.0 million as a result of tax deductions triggered by the sale, over a period of three to five years dependent on the timing of taxable income or loss and the close of the transaction. The transaction is subject to approvals from certain of Ingeus’ government customers and the satisfaction of customary closing conditions. The transaction is expected to close by the end of 2018, although the Company can give no assurance the transaction will close in a timely manner.  In addition, upon the finalization of the transaction and the alternative strategies for Saudi Arabia it is possible the Company may be required to record a charge in future periods.

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

Effective November 1, 2015, we completed the sale of our Human Services segment. Subsequent to the sale of our Human Services segment, we have incurred additional expenses and benefits in certain periods related to the settlement of indemnification claims and associated legal costs, which are recorded to “Discontinued operations, net of tax”.

Q3 2018 compared to Q3 2017

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for Q3 2018 and Q3 2017 (in thousands):

	Three months ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	421,319	100.0%	409,517	100.0%

Operating expenses:
Service expense	391,608	92.9%	378,032	92.3%
General and administrative expense	16,203	3.8%	18,629	4.5%
Depreciation and amortization	6,641	1.6%	6,547	1.6%
Total operating expenses	414,452	98.4%	403,208	98.5%

Operating income	6,867	1.6%	6,309	1.5%

Non-operating expense:
Interest expense, net	347	0.1%	302	0.1%
Other loss	669	0.2%	—	—%
Equity in net loss of investees	1,558	0.4%	460	0.1%
Gain on sale of equity investment	—	—%	(12,606)	-3.1%
Gain on remeasurement of cost method investment	(6,577)	(1.6)%	—	—%
Loss (gain) on foreign currency transactions	(178)	—%	200	—%
Income from continuing operations before income taxes	11,048	2.6%	17,953	4.4%
Provision for income taxes	4,259	1.0%	2,989	0.7%
Income from continuing operations, net of tax	6,789	1.6%	14,964	3.7%
Discontinued operations, net of tax	542	0.1%	(16)	—%
Net income	7,331	1.7%	14,948	3.7%
Net income attributable to noncontrolling interest	(177)	—%	(95)	—%
Net income attributable to Providence	7,154	1.7%	14,853	3.6%

Service revenue, net. Consolidated service revenue, net for Q3 2018 increased $11.8 million, or 2.9%, compared to Q3 2017. Revenue for Q3 2018 compared to Q3 2017 included an increase in revenue attributable to NET Services of $18.9 million and a decrease in revenue attributable to WD Services of $7.1 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 3.0% for Q3 2018 compared to Q3 2017. The results for Q3 2018 reflect the impact of the adoption of FASB Accounting Standards Codification Topic 606 (“ASC 606”). The Company began recognizing revenue under ASC 606 effective January 1, 2018. As a result of applying ASC 606, NET Services recorded $3.8 million less revenue in Q3 2018 than would have been recorded under our historical revenue recognition policy due to one contract now being accounted for as net versus gross. However, WD Services recorded $2.1 million more of revenue in Q3 2018 than would have been recognized under the previous accounting standard due primarily to the timing and delivery under certain contracts.

Total operating expenses. Consolidated operating expenses for Q3 2018 increased $11.2 million, or 2.8%, compared to Q3 2017. Operating expenses for Q3 2018 compared to Q3 2017 included an increase in expenses attributable to NET Services of $18.5 million. Operating expenses for Q3 2018 compared to Q3 2017 included a decrease in expenses attributable to WD Services of $4.6 million and Corporate and Other of $2.7 million. The impact on Q3 2018 of adopting ASC 606 effective January 1, 2018 was $3.8 million less in operating expenses recorded by NET Services, as one contract is now being recorded on a net versus gross basis, and $1.7 million more in operating expenses recorded by WD Services, as these costs were deferred in relation to the deferral of revenue, which was primarily recognized in Q3 2018.

Operating income. Consolidated operating income for Q3 2018 increased $0.6 million, or 8.8%, compared to Q3 2017. The increase was primarily attributable to an increase in operating income in Q3 2018 as compared to Q3 2017 at NET Services of $0.4 million and a decrease in operating loss for Corporate and Other of $2.7 million, which was partially offset by an increase in operating loss for WD Services of $2.5 million. The impact of adopting ASC 606 on operating income in Q3 2018 was zero for NET Services and positive $0.4 million for WD Services.

Interest expense, net. Consolidated interest expense, net for Q3 2018 and Q3 2017 remained relatively consistent.

Other loss. On June 11, 2018, we entered into a Share Purchase Agreement to sell the shares of Ingeus France, our WD Services operation in France, for a de minimis amount. The sale was effective on July 17, 2018, after court approval. A loss totaling $0.7 million, primarily related to the release of historic cumulative translation adjustments, was recognized on the sale during Q3 2018.

Equity in net loss of investees. Equity in net loss of investees primarily relates to our investments in Matrix in both periods and Mission Providence in Q3 2017. Our investment in Mission Providence, which was part of our WD Services segment, was sold effective September 29, 2017. Our equity in net loss of investees for Q3 2018 of $1.6 million primarily related to our equity in net loss for Matrix. Included in Matrix’s Q3 2018 standalone results are depreciation and amortization of $9.6 million, interest expense of $6.2 million, equity compensation of $0.5 million, management fees paid to certain of Matrix’s shareholders of $0.6 million, merger and acquisition related diligence costs of $0.1 million, integration costs of $1.9 million, and an income tax benefit of $0.4 million. Our equity in net loss of investees related to WD Services and Matrix totaled $0.5 million and $1.0 thousand, respectively, for Q3 2017. Included in Matrix’s standalone Q3 2017 results were equity compensation of $0.6 million, management fees paid to certain of Matrix’s shareholders of $0.6 million, depreciation and amortization of $8.5 million, interest expense of $3.7 million and an income tax benefit of $45.0 thousand.

Gain on sale of equity investment. The gain on sale of equity investment of $12.6 million for Q3 2017 relates to the sale of our equity interest in Mission Providence effective September 29, 2017. The investment in Mission Providence was part of the WD Services segment.

Gain on remeasurement of cost method investment. On September 21, 2018, we acquired all of the outstanding equity of Circulation. The purchase price was comprised of cash consideration of $45.1 million paid to Circulation’s equity holders (including holders of vested Circulation stock options), other than Providence. Our initial investment in Circulation was $3.0 million. As a result of the transaction, the fair value of this pre-acquisition interest increased to $9.6 million, and thus we recognized a gain of $6.6 million.

Loss (gain) on foreign currency transactions. The foreign currency gain of $0.2 million for Q3 2018 and foreign currency loss of $0.2 million for Q3 2017 were primarily due to translation adjustments of our foreign subsidiaries in the WD Services segment.

Provision for income taxes. Our effective tax rate from continuing operations for Q3 2018 and Q3 2017 was 38.6% and 16.7%, respectively. The Q3 2018 effective tax rate was higher than the U.S. federal statutory rate of 21% primarily due to foreign net operating losses for which the future income tax benefit cannot be currently recognized, state income taxes and certain non-deductible expenses. The impact of these items was partially offset by no income tax provision being recorded on the gain on remeasurement of cost method investment of $6.6 million. The effective tax rate was lower than the U.S. federal statutory rate of 35% for Q3 2017 primarily due to no provision for income taxes related to the gain on sale of equity investment of $12.6 million due to the substantial difference in tax basis versus book basis in the investment.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity related to our former Human Services segment. For Q3 2018, discontinued operations, net of tax, was a benefit of $0.5 million for our Human Services segment which primarily reflects a reduction of the accrued settlement amount for indemnified legal matters, based on the final settlement agreement, partially offset by legal costs incurred. Although the matter is settled, the Company may incur additional legal costs in the future as it seeks insurance coverage for a portion of the settlement. For Q3 2017, discontinued operations, net of tax for our Human Services segment reflects expenses incurred for an indemnified legal matter, which were minimal. See Note 18, Discontinued Operations, to our condensed consolidated financial statements for additional information.

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

YTD 2018 compared to YTD 2017

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our unaudited condensed consolidated statements of income for YTD 2018 and YTD 2017 (in thousands):

	Nine months ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,239,159	100.0%	1,216,994	100.0%

Operating expenses:
Service expense	1,147,914	92.6%	1,124,478	92.4%
General and administrative expense	53,894	4.3%	53,705	4.4%
Asset impairment charge	9,881	0.8%	—	—%
Depreciation and amortization	20,317	1.6%	19,716	1.6%
Total operating expenses	1,232,006	99.4%	1,197,899	98.4%

Operating income	7,153	0.6%	19,095	1.6%

Non-operating expense:
Interest expense, net	918	0.1%	983	0.1%
Other loss	669	0.1%	—	—%
Equity in net loss of investees	4,026	0.3%	991	0.1%
Gain on sale of equity investment	—	—%	(12,606)	(1.0)%
Gain on remeasurement of cost method investment	(6,577)	(0.5)%	—	—%
Loss (gain) on foreign currency transactions	(807)	(0.1)%	600	—%
Income from continuing operations before income taxes	8,924	0.7%	29,127	2.4%
Provision for income taxes	7,755	0.6%	8,391	0.7%
Income from continuing operations, net of tax	1,169	0.1%	20,736	1.7%
Discontinued operations, net of tax	485	—%	(6,000)	(0.5)%
Net income	1,654	0.1%	14,736	1.2%
Net income attributable to noncontrolling interest	(285)	—%	(295)	—%
Net income attributable to Providence	1,369	0.1%	14,441	1.2%

Service revenue, net. Consolidated service revenue, net for YTD 2018 increased $22.2 million, or 1.8%, compared to YTD 2017. Revenue for YTD 2018 compared to YTD 2017 included an increase in revenue attributable to NET Services of $36.5 million. This increase in revenue was partially offset by a decrease in revenue attributable to WD Services of $14.4 million. Excluding the effects of changes in currency exchange rates, consolidated service revenue increased 1.1% for YTD 2018 compared to YTD 2017. The Company began recognizing revenue under ASC 606 effective January 1, 2018. As a result of applying ASC 606, NET Services recorded $11.2 million less revenue in YTD 2018 than would have been recorded under our historical revenue recognition policy due to one contract now being accounted for as net versus gross. Additionally, WD Services recorded $4.0 million less revenue in YTD 2018 than would have been recognized under the previous accounting standard.

Total operating expenses. Consolidated operating expenses for YTD 2018 increased $34.1 million, or 2.8%, compared to YTD 2017. Operating expenses for YTD 2018 compared to YTD 2017 included an increase in expenses attributable to NET Services of $32.2 million, WD Services of $0.6 million and Corporate and Other of $1.2 million. The impact of adopting ASC 606 effective January 1, 2018 was $11.2 million less in operating expenses recorded by NET Services, as one contract is now being recorded on a net versus gross basis, and $0.9 million less in operating expenses recorded by WD Services, as these costs were deferred in relation to the deferral of revenue. Total operating expenses include asset impairment charges for YTD 2018 of $9.2 million for WD Services and $0.7 million for NET Services.

Operating income. Consolidated operating income for YTD 2018 decreased $11.9 million compared to YTD 2017. The decrease was primarily attributable to an increase in the operating losses for WD Services of $15.0 million and Corporate and Other of $1.2 million, as compared to YTD 2017, which were partially offset by an increase in operating income attributable to NET Services of $4.3 million. The impact of adopting ASC 606 on operating income in YTD 2018 was zero for NET Services and negative $3.2 million for WD Services.

Interest expense, net. Consolidated interest expense, net for YTD 2018 decreased $0.1 million compared to YTD 2017.

Other loss. On June 11, 2018, we entered into a Share Purchase Agreement to sell the shares of Ingeus France for a de minimis amount. The sale was effective on July 17, 2018, after court approval. A loss totaling $0.7 million, primarily related to the release of historic cumulative translation adjustments, was recognized on the sale during YTD 2018.

Equity in net loss of investees. Our equity in net loss of investees for YTD 2018 of $4.0 million primarily includes an equity in net loss of Matrix of $4.1 million. Included in Matrix’s standalone YTD 2018 results are depreciation and amortization of $28.0 million, interest expense of $22.5 million, including $6.6 million related to the amortization of deferred financing costs primarily resulting from the refinancing of Matrix debt facility, equity compensation of $2.1 million, management fees paid to Matrix’s shareholders of $4.3 million, merger and acquisition diligence related costs of $2.3 million primarily related to the first quarter acquisition of HealthFair, integration costs of $4.3 million, and income tax benefit of $3.4 million. Our equity in net loss of investees for YTD 2017 included a loss of $1.4 million for WD Services and gain for Matrix of $0.4 million. Included in Matrix’s standalone YTD 2017 results were transaction bonuses and other transaction related costs of $3.5 million, equity compensation of $1.9 million, depreciation and amortization of $24.6 million, interest expense of $11.0 million and an income tax benefit of $0.1 million.

Gain on sale of equity investment. The gain on sale of equity investment of $12.6 million for YTD 2017 relates to the sale of our equity interest in Mission Providence effective September 29, 2017. The investment in Mission Providence was part of the WD Services segment.

Gain on remeasurement of cost method investment. On September 21, 2018, we acquired all of the outstanding equity of Circulation. The purchase price was comprised of cash consideration of $45.1 million paid to Circulation’s equity holders (including holders of vested Circulation stock options), other than Providence. Our initial investment in Circulation was $3.0 million. As a result of the transaction, the fair value of this pre-acquisition interest increased to $9.6 million, and thus we recognized a gain of $6.6 million.

Loss (gain) on foreign currency transactions. The foreign currency gain of $0.8 million and foreign currency loss of $0.6 million for YTD 2018 and YTD 2017, respectively, were primarily due to translation adjustments of our foreign subsidiaries.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2018 and YTD 2017 were 86.9% and 28.8%, respectively. The YTD 2018 effective tax rate was higher than the U.S. federal statutory rate of 21% primarily due to foreign net operating losses for which the future income tax benefit cannot be currently recognized, state income taxes and certain non-deductible expenses, as well as the WD Services impairment charge of $9.2 million, which contributes to the tax basis in WD Services but does not generate a current tax benefit. The impact of these items was partially offset by no income tax provision being recorded on the gain on remeasurement of cost method investment of $6.6 million. The effective tax rate was lower than the U.S. federal statutory rate of 35% for YTD 2017 primarily due to no provision for income taxes related to the gain on sale of equity investment of $12.6 million due to the substantial difference in tax basis versus book basis in the investment.

Discontinued operations, net of tax. Discontinued operations, net of tax, includes the activity related to our former Human Services segment. For YTD 2018, discontinued operations, net of tax, was a benefit of $0.5 million for our Human Services segment which primarily reflects a reduction of the accrued settlement amount for indemnified legal matters, based on the final settlement agreement. For YTD 2017, discontinued operations, net of tax for our Human Services segment was a loss of $6.0 million, primarily related to the additional accrual for the settlement of indemnified legal matters. See Note 18, Discontinued Operations, to our condensed consolidated financial statements for additional information.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our WD Services segment.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services segment financial results are as follows for Q3 2018 and Q3 2017 (in thousands):

	Three Months Ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	343,771	100.0%	324,824	100.0%

Service expense	320,697	93.3%	304,454	93.7%
General and administrative expense	4,900	1.4%	2,899	0.9%
Depreciation and amortization	3,543	1.0%	3,286	1.0%
Operating income	14,631	4.3%	14,185	4.4%

Service revenue, net. Service revenue, net for NET Services for Q3 2018 increased $18.9 million, or 5.8%, compared to Q3 2017.  The increase was primarily related to the impact of new contracts, including managed care organization (“MCO”) contracts in Indiana, Illinois and West Virginia and new state contracts for additional regions in Texas, which contributed $27.1 million of revenue for Q3 2018, as well as net increased revenue from existing contracts of $7.1 million due to the net impact of membership and rate changes, including increased rates agreed after Q3 2017 on certain other contracts related to increased costs to serve the contracts. These increases were partially offset by the impact of contracts we no longer serve, including a state contract in Connecticut and certain MCO contracts in Florida and Louisiana, which resulted in a decrease in revenue of $11.4 million. In addition, the adoption of ASC 606 resulted in a decrease in revenue of $3.8 million in Q3 2018 as compared to revenue under the previous accounting standard, as one contract is now accounted for on a net basis.

Service expense, net. Service expense for our NET Services segment included the following for Q3 2018 and Q3 2017 (in thousands):

	Three Months Ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	262,661	76.4%	250,282	77.1%
Payroll and related costs	45,569	13.3%	40,753	12.5%
Other operating expenses	12,258	3.6%	13,299	4.1%
Stock-based compensation	209	0.1%	120	—%
Total service expense	320,697	93.3%	304,454	93.7%

Service expense for Q3 2018 increased $16.2 million, or 5.3%, compared to Q3 2017 due primarily to higher purchased services and payroll and related costs. Purchased services expense increased primarily as a result of new contracts, which was partially offset by the impact of terminated contracts. Purchased services as a percentage of revenue decreased from 77.1% in Q3 2017 to 76.4% in Q3 2018 primarily as a result of ongoing initiatives to better align the rates we pay to our transportation provider partners with local market conditions and the fees paid to us by our customers. Payroll and related costs as a percentage of revenue increased from 12.5% in Q3 2017 to 13.3% in Q3 2018 due to increased corporate staffing and increased health insurance expenses. These increases were partially offset by a decrease in other operating expenses primarily attributable to a decrease in costs targeted at operational improvement from $2.2 million in Q3 2017 to $1.1 million in Q3 2018.

General and administrative expense. General and administrative expense in Q3 2018 increased as a percentage of revenue, from 0.9% for Q3 2017 to 1.4% for Q3 2018. General and administrative expense for Q3 2018 includes $1.6 million of transaction expenses related to the acquisition of Circulation.

Depreciation and amortization. Depreciation and amortization increased $0.3 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0% for Q3 2017 and Q3 2018.

NET Services segment financial results are as follows for YTD 2018 and YTD 2017 (in thousands):

	Nine Months Ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,024,203	100.0%	987,662	100.0%

Service expense	955,796	93.3%	927,082	93.9%
General and administrative expense	10,940	1.1%	8,879	0.9%
Asset impairment charge	679	0.1%	—	—%
Depreciation and amortization	10,548	1.0%	9,763	1.0%
Operating income	46,240	4.5%	41,938	4.2%

Service revenue, net. Service revenue, net for NET Services for YTD 2018 increased $36.5 million, or 3.7%, compared to YTD 2017.  The increase was primarily related to the impact of new contracts, including managed care organization (“MCO”) contracts in Indiana, Illinois and New York and new state contracts in Texas, which contributed $87.3 million of revenue for YTD 2018, as well as net increased revenue from existing contracts of $11.8 million due to the net impact of membership and rate changes, including the impact of increased rates agreed after YTD 2017 on certain contracts related to increased costs to serve the contracts, which was partially offset by the impact of a retroactive rate adjustment recorded in YTD 2017 related to increased utilization activity under a significant contract. These increases were partially offset by the impact of contracts we no longer serve, including state contracts in New York and Connecticut, certain MCO contracts in Florida and Louisiana, and decreased membership in Virginia, which resulted in a decrease in revenue of $51.3 million. In addition, the adoption of ASC 606 resulted in a decrease in revenue of $11.2 million in YTD 2018 as compared to revenue under the previous accounting standard, as one contract is now accounted for on a net basis.

Service expense, net. Service expense for our NET Services segment included the following for YTD 2018 and YTD 2017 (in thousands):

	Nine Months Ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	785,776	76.7%	766,303	77.6%
Payroll and related costs	133,535	13.0%	122,784	12.4%
Other operating expenses	36,187	3.5%	37,584	3.8%
Stock-based compensation	298	0.0%	411	0.0%
Total service expense	955,796	93.3%	927,082	93.9%

Service expense for YTD 2018 increased $28.7 million, or 3.1%, compared to YTD 2017 due primarily to higher purchased services and payroll and related costs. Purchased services expense increased primarily as a result of new contracts, which was partially offset by the impact of terminated contracts. Purchased services as a percentage of revenue decreased from 77.6% in YTD 2017 to 76.7% in YTD 2018. This was due primarily to lower transportation costs on a per trip basis in certain geographies as a result of ongoing initiatives to better align the rates we pay to our transportation provider partners with local market conditions and the fees paid to us by our customers. This was partially offset in the second quarter of 2018 by higher transportation costs on a per trip basis due to a shift in service mix from lower to higher cost modes of transportation and an increase in the average mileage per trip. Payroll and related costs as a percentage of revenue increased from 12.4% in YTD 2017 to 13.0% in YTD 2018 due to increased corporate staffing and increased health insurance expenses. These increases were partially offset by a decrease in other operating expenses primarily attributable to a decrease in costs targeted at operational improvement from $4.9 million in YTD 2017 to $2.3 million in YTD 2018. This decrease was partially offset by increased software and hardware maintenance costs associated with new technology initiatives.

General and administrative expense. General and administrative expense in YTD 2018 increased as a percentage of revenue from 0.9% for YTD 2017 to 1.1% for YTD 2018. General and administrative expense for YTD 2018 includes $1.6 million of transaction expenses related to the acquisition of Circulation.

Asset impairment charge. Asset impairment charge of $0.7 million was incurred in YTD 2018 in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary LCAD Nextgen system, based on the determination of an alternative method to accomplish this task.

Depreciation and amortization. Depreciation and amortization increased $0.8 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0%.

WD Services

WD Services segment financial results are as follows for Q3 2018 and Q3 2017 (in thousands):

	Three Months Ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	77,548	100.0%	84,693	100.0%

Service expense	70,911	91.4%	73,581	86.9%
General and administrative expense	5,348	6.9%	6,980	8.2%
Depreciation and amortization	2,861	3.7%	3,166	3.7%
Operating (loss) income	(1,572)	(2.0)%	966	1.1%

Service revenue, net. Service revenue, net for Q3 2018 decreased $7.1 million, or 8.4%, compared to Q3 2017. Excluding the unfavorable effects of changes in currency exchange rates, service revenue decreased 7.9% in Q3 2018 compared to Q3 2017. The decrease in revenue was primarily attributable to the sale of Ingeus France, the ongoing wind-down of the segment’s legacy UK employability program, a decrease in revenue from our Saudi Arabia operations due partially to the deferral of revenue for the August and September 2018 contract period due to delays in executing this contract, and a reduction in revenue related to the offender rehabilitation program. These decreases were partially offset by increased revenue under the segment's health program, as well as the segment’s operations in the U.S. and certain other international operations and the impact of the adoption of the new revenue standard, which resulted in $2.1 million more revenue in Q3 2018 than would have been recognized under the previous accounting standard due primarily to the timing and delivery under certain contracts.

Service expense. Service expense for our WD Services segment included the following for Q3 2018 and Q3 2017 (in thousands):

	Three Months Ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	38,036	49.0%	41,575	49.1%
Purchased services	19,655	25.3%	21,946	25.9%
Other operating expenses	13,220	17.0%	10,046	11.9%
Stock-based compensation	—	—%	14	—%
Total service expense	70,911	91.4%	73,581	86.9%

Service expense in Q3 2018 decreased $2.7 million, or 3.6%, compared to Q3 2017. Payroll and related costs decreased primarily as a result of the sale of Ingeus France, as well as the impact of the restructuring plans initiated in 2017. Payroll and related costs include $0.3 million in Q3 2017 of termination benefits related to redundancy plans. Purchased services decreased in Q3 2018 compared to Q3 2017 primarily as a result of the ongoing wind-down of the legacy UK employability program, which resulted in a decline in the use of outsourced services. Other operating expenses for Q3 2018 include an indirect tax in Korea related to prior periods totaling $0.7 million. Additionally, the adoption of ASC 606 resulted in WD Services recording $1.7 million more service expense in Q3 2018 than would have been recognized under our historical revenue recognition policy, as these costs were deferred in relation to the deferral of revenue, which were primarily recognized in Q3 2018.

General and administrative expense. General and administrative expense in Q3 2018 decreased $1.6 million compared to Q3 2017 due primarily to the sale of Ingeus France as well as office closures associated with restructuring of the UK operations.

Depreciation and amortization. Depreciation and amortization for Q3 2018 decreased $0.3 million compared to Q3 2017, primarily due to the sale of Ingeus France as well as asset disposals as a result of office closures associated with the restructuring of UK operations.

WD Services segment financial results are as follows for YTD 2018 and YTD 2017 (in thousands):

	Nine Months Ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	214,956	100.0%	229,332	100.0%

Service expense	192,390	89.5%	199,665	87.1%
General and administrative expense	20,151	9.4%	20,944	9.1%
Asset impairment charge	9,202	4.3%	—	0.0%
Depreciation and amortization	9,210	4.3%	9,695	4.2%
Operating loss	(15,997)	(7.4)%	(972)	(0.4)%

Service revenue, net. Service revenue, net for YTD 2018 decreased $14.4 million, or 6.3%, compared to YTD 2017. Excluding the effects of changes in currency exchange rates, service revenue decreased 10.4% in YTD 2018 compared to YTD 2017. The decrease was primarily related to the sale of Ingeus France, the ongoing wind-down of the segment’s legacy UK employability program and the impact of lower contractual adjustments under the offender rehabilitation program, as YTD 2018 included $1.5 million of revenue related to a contractual adjustment whereas YTD 2017 included the impact of $5.2 million of revenue related to the finalization of a contractual adjustment for the contract year ended March 31, 2017. Additionally, the impact of the adoption of the new revenue standard resulted in $4.0 million less revenue in YTD 2018 than would have been recognized under the previous accounting standard. YTD 2018 also includes a reduction in revenue related to the offender rehabilitation program of $1.7 million for estimated penalties related to the measurement of frequency and binary recidivism measures, and a decrease in revenue from our Saudi Arabia operations primarily as a result of an unsigned contract. These revenue decreases were partially offset by increased revenue under the segment’s health programs as well as the segment's operations in the U.S. and certain other international operations.

Service expense. Service expense for our WD Services segment included the following for YTD 2018 and YTD 2017 (in thousands):

	Nine Months Ended September 30,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Payroll and related costs	127,748	59.4%	130,538	56.9%
Purchased services	34,097	15.9%	39,949	17.4%
Other operating expenses	30,539	14.2%	29,136	12.7%
Stock-based compensation	6	0.0%	42	0.0%
Total service expense	192,390	89.5%	199,665	87.1%

Service expense in YTD 2018 decreased $7.3 million, or 3.6%, compared to YTD 2017. Payroll and related costs decreased from YTD 2017 to YTD 2018 primarily as a result of the sale of Ingeus France and the impact of our restructuring programs. Payroll and related costs increased as a percentage of revenue from 56.9% in YTD 2017 to 59.4% in YTD 2018. Payroll and related costs include $2.4 million and $1.1 million in YTD 2018 and YTD 2017, respectively, of termination benefits related to redundancy plans. Purchased services decreased in YTD 2018 compared to YTD 2017 primarily as a result of a decline in client referrals under our primary employability program in the UK, which resulted in a decline in the use of outsourced services. Other operating expenses for YTD 2018 include an indirect tax in Korea related to prior periods totaling $0.7 million. Additionally, the adoption of ASC 606 resulted in WD Services recording $0.9 million less service expense in YTD 2018 than would have been recognized under our historical revenue recognition policy, as these costs were deferred in relation to the deferral of revenue.

General and administrative expense. General and administrative expense in YTD 2018 decreased $0.8 million compared to YTD 2017 primarily as a result of the sale of Ingeus France and office closures associated with restructuring of the UK operations. These decreases were partially offset by $0.5 million of transaction related costs incurred for the sale of the segment’s operations in France.

Asset impairment charge. Due to the disposition of Ingeus France in July 2018, the carrying value of its assets and liabilities were reduced to their estimated fair value less selling costs during the second quarter of 2018. As a result, an impairment charge of $9.2 million was recorded during YTD 2018.

Depreciation and amortization. Depreciation and amortization for YTD 2018 decreased $0.5 million compared to YTD 2017, primarily as a result of office closures associated with the restructuring of UK operations as well as the sale of Ingeus France.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at the Captive, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for Q3 2018 and Q3 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
	$	$
Service expense	$—	$(3)
General and administrative expense	5,955	8,750
Depreciation and amortization	237	95
Operating loss	6,192	8,842

Operating loss. Corporate and Other operating loss in Q3 2018 decreased by $2.7 million, or 30.0%, as compared to Q3 2017. Included in “General and administrative expense” for Q3 2018 are $1.9 million of organizational consolidation related costs. Additionally, included in “Depreciation and amortization” is $0.1 million of accelerated depreciation expense incurred in relation to the organizational consolidation.

The decrease in operating loss is primarily due to a decrease in cash settled stock-based compensation expense of $2.6 million, primarily as a result of a decrease in the Company’s stock price in Q3 2018 as compared to an increase in Q3 2017. Other costs in Q3 2018 decreased, as compared to Q3 2017, as a result of costs incurred in Q3 2017 associated with strategic initiatives.

Corporate and Other financial results are as follows for YTD 2018 and YTD 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
	$	$
Service expense	$(272)	$(2,269)
General and administrative expense	22,803	23,882
Depreciation and amortization	559	258
Operating loss	23,090	21,871

Operating loss. Corporate and Other operating loss in YTD 2018 increased by $1.2 million, or 5.6%, as compared to YTD 2017. Included in “General and administrative expense” for YTD 2018 are $4.9 million of organizational consolidation related costs. Additionally, included in “Depreciation and amortization” is $0.3 million of accelerated depreciation expense incurred in relation to the organizational consolidation. YTD 2018 and YTD 2017 both include a reduction in insurance loss reserves in “Service expense” due to favorable claims history of our Captive reinsurance program.

The operating loss included $1.4 million and $1.6 million, respectively, of cash settled stock-based compensation expense for YTD 2018 and YTD 2017. Additionally, there was a decrease in incentive compensation, legal costs and consulting costs in YTD 2018 as compared to YTD 2017.

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

Our balance of cash and cash equivalents was $47.5 million and $95.3 million at September 30, 2018 and December 31, 2017, respectively, including $18.2 million and $40.1 million held in foreign countries, respectively. Such cash held in foreign countries is generally used to fund foreign operations, although it may also be used to repay intercompany indebtedness existing between Providence and its foreign subsidiaries.

We had restricted cash of $4.8 million and $6.3 million at September 30, 2018 and December 31, 2017, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. Our Captive is currently in run-off, as we did not renew the policies which expired in May 2017, and we expect our restricted cash balances to decline over time as we pay claims. These restricted cash amounts are not included in our balance of cash and cash equivalents, although they are included in the cash, cash equivalents and restricted cash balance on the statement of cash flows, as a result of the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as of January 1, 2018. At September 30, 2018 we had $36.0 million outstanding under our Credit Facility. No amounts were outstanding under the Credit

Facility as of December 31, 2017. The amount outstanding at September 30, 2018 was drawn from our revolving credit facility to fund the acquisition of Circulation and is expected to be repaid from the Company's cash flow from operations.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions. We may also raise debt financing to fund future repurchases of our common stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. During the second quarter of 2018, we extended the term of our Credit Facility to expire in August 2019, as further discussed below.

On March 29, 2018, the Company’s Board of Directors amended our ongoing stock repurchase program to add an additional $77.8 million of capacity and extend the expiration date of the program from December 31, 2018 to June 30, 2019. As of November 5, 2018, the Company has approximately $81.2 million of share repurchase availability. During the nine months ended September 30, 2018, the Company repurchased 838,719 shares for $55.8 million.

The cash flow statement for all periods presented includes both continuing and discontinued operations. Discontinued operations for YTD 2018 and YTD 2017 include the activity of our Human Services segment. The benefit from discontinued operations totaled $0.5 million for YTD 2018 and the loss from discontinued operations totaled $6.0 million for YTD 2017. For YTD 2017, the loss from discontinued operations primarily related to the accrual of a contingent liability of $9.0 million related to the future settlement of indemnification claims associated with our former Human Services segment, partially offset by a related tax benefit. The settlement amount of $14.5 million was paid during Q3 2018, of which $10.0 million was paid through the release of escrow funds, and $4.5 million was paid in cash.

YTD 2018 cash flows compared to YTD 2017

Operating activities. Cash provided by operating activities was $22.5 million for YTD 2018, a decrease of $14.5 million of cash used in operating activities as compared with YTD 2017. YTD 2018 and YTD 2017 cash flow from operations was driven by net income of $1.7 million and $14.7 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of $35.2 million and $8.0 million, respectively, and changes in working capital of negative $14.3 million and positive $14.2 million, respectively. The change in working capital is primarily driven by the following, which includes a net, year-over-year outflow from discontinued operations of $13.5 million:

•
Accounts receivable generated a cash outflow for YTD 2018 of $31.5 million as compared to an outflow of $10.6 million for YTD 2017. The increase in cash outflow of $20.9 million is primarily attributable to NET Services due to the timing of collections from a limited number of payers.

•
Prepaid expense and other generated a cash inflow for YTD 2018 of $14.2 million as compared to an inflow of $7.5 million for YTD 2017. The increase in cash inflow of $6.7 million is primarily related to an inflow of $10.0 million in YTD 2018 related to the release of escrow funds for the settlement of certain indemnified legal claims. Additionally, the adoption of ASC 606 as of January 1, 2018 resulted in recording inflows for contract assets of $5.6 million in YTD 2018, which would not have been recognized under the previous accounting standard. These increases in cash inflows were partially offset by changes in prepaid income taxes and other prepaid amounts.

•
Accounts payable and accrued expenses generated a cash outflow for YTD 2018 of $26.3 million as compared to an outflow of $3.4 million for YTD 2017. The increase in cash outflow of $22.8 million is primarily the result of the settlement of indemnified legal claims in YTD 2018, of which $9.0 million was accrued for during YTD 2017. This change was partially offset by additional cash inflows from other accrued expenses in YTD 2018 as compared to YTD 2017.

•
Accrued transportation costs of NET Services generated a cash inflow of $30.9 million in YTD 2018, as compared to a cash inflow of $28.8 million in YTD 2017. The decrease in cash inflow of $2.0 million is due primarily to the timing of payments.

Investing activities. Net cash used in investing activities of $58.0 million in YTD 2018 increased by $55.8 million as compared to YTD 2017. The increase was primarily attributable the acquisition of Circulation in which we incurred a cash outflow of $42.1 million. We additionally incurred a cash outflow of $5.9 million with the disposition of Ingeus France in Q3 2018. During Q3 2017 we incurred a cash inflow of $15.8 million from the sale of Mission Providence.

Financing activities. Net cash used in financing activities of $13.9 million in YTD 2018 decreased $8.5 million as compared to YTD 2017. During YTD 2018 we borrowed $36.0 million under our Credit Agreement to fund the acquisition of Circulation. Additionally, YTD 2018 included an increase in proceeds from common stock issued pursuant to stock option exercises of $10.9 million. Partially offsetting these increases in cash inflows was the repurchase of $37.2 million more of our common stock in YTD 2018 than in YTD 2017.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a sub-facility of $25.0 million for letters of credit. As of September 30, 2018, we had $36.0 million of borrowings and eight letters of credit in the amount of $11.8 million outstanding. Borrowings under the revolving credit facility were primarily related to the acquisition of Circulation. At September 30, 2018, our available credit under the revolving credit facility was $152.2 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility or in a term loan facility from time to time (on substantially the same terms as apply to the existing facility) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Agreement has a maturity date of August 2, 2019.

Interest on the outstanding principal amount under the Credit Agreement accrues, at the Company’s election, at a per annum rate equal to LIBOR plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on the Company’s consolidated leverage ratio.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company was in compliance with all covenants as of September 30, 2018.

We may from time to time incur additional indebtedness, obtain additional financing or refinance existing indebtedness, subject to market conditions and our financial condition.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and the Company, the Company issued 805,000 shares of Preferred Stock, of which 801,729 shares are outstanding as of September 30, 2018. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the nine months ended September 30, 2018 and 2017 and totaled $3.3 million in each period.

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

At September 30, 2018, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $0.4 million, $0.6 million and $3.7 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at September 30, 2018 was $6.0 million. We recorded a corresponding receivable from third-party insurers and liability at September 30, 2018 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, SPCIC had restricted cash of $4.6 million and $6.3 million at September 30, 2018 and December 31, 2017, respectively, which was restricted to secure the reinsured claims losses of SPCIC under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our NET Services’, certain WD Services’ and corporate employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $3.5 million and $2.2 million as of September 30, 2018 and December 31, 2017, respectively, was recorded in “Reinsurance liability and related reserve” in our condensed consolidated balance sheets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency risk

As of September 30, 2018, we conducted business in nine countries outside the U.S. As a result, our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the possible impact of currency fluctuations. During YTD 2018 we generated $200.8 million of our net operating revenues from operations outside the U.S.

A 10% adverse change in the foreign currency exchange rate from British Pounds to U.S. dollars would have a $12.7 million negative impact on consolidated revenue and a negligible impact on net income. A 10% adverse change in other foreign currency exchange rates would not have a significant impact on our financial results.

We assess the significance of foreign currency risk on a periodic basis and may implement strategies to manage such risk as we deem appropriate.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2018. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected or which are reasonably likely to materially affect such control. Except as set forth below, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the potential for or outcome of any future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. For information relating to legal proceedings, see Note 15, Commitments and Contingencies, in our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended September 30, 2018:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Program (000's) (2)
Month 1:
July 1, 2018
to
July 31, 2018	32	$74.82	—	$81,177

Month 2:
August 1, 2018
to
August 31, 2018	42	$70.08	—	$81,177

Month 3:
September 1, 2018
to
September 30, 2018	—	$—	—	$81,177

Total	74		—
______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

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
After giving effect to the increase in the authorized repurchase amount, as of September 30, 2018, approximately $81.2 million remains for additional repurchases by the Company under the stock repurchase program, excluding commission payments. A total of 1.8 million shares have been repurchased since the Board originally approved the repurchase program on October 26, 2016. The share repurchases may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into Share Purchase Agreement

On November 7, 2018, the Company entered into a share purchase agreement (the “Agreement”) with Ingeus UK Holdings Limited (“Holdings”), a direct wholly-owned subsidiary of the Company, Advanced Personnel Management Global Pty Ltd and, APM UK Holdings Limited (together the “Purchaser” or “Purchasers”) and International APM Group Pty Limited (as Purchasers’ Guarantor), providing for, among other things, the issuance, sale and delivery to the Purchasers of 100% of the Company’s shares in Ross Innovative Employment Solutions Corp. and 0798576 B.C. Ltd and 100% of Holdings’ shares in Ingeus Europe Limited and Ingeus Australia Holdings Pty Ltd (the “Transaction”). In connection with the Transaction, cash consideration of approximately $46.1 million will be paid by the Purchaser to the Company.

In the Agreement, the Company, Holdings and Purchasers have made certain customary representations, warranties, indemnities and covenants. The Agreement provides for post-closing liability for breaches of such representations, warranties, indemnities and covenants, subject to certain limitations.

Consummation of the Transaction is subject to the satisfaction of customary closing conditions, including, among other conditions, (i) certain customer consents and (ii) the absence of any change or development that would reasonably be expected to result in a material adverse effect on Holdings and its subsidiaries.

Following the Transaction, the Company will retain an immaterial amount of the WD Services business in Saudi Arabia.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 2.2 hereto and incorporated herein by reference. The Agreement has been filed as an exhibit to this Quarterly Report on Form 10-Q solely to provide the Company’s stockholders with information regarding its terms and not for the purpose of providing any other factual information about the Company, Holdings or the Purchasers or each of their respective subsidiaries and affiliates. The Agreement contains representations, warranties and covenants by each of the parties to the Agreement. These representations, warranties and covenants were made solely for the benefit of the other parties to the Agreement and (a) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (b) may have been qualified in the Agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the Agreement, which disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Agreement, (c) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to stockholders and (d) were made only as of the date of the Agreement or such other date or dates as may be specified in the Agreement. Accordingly, you should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of September 14, 2018 among The Providence Service Corporation, LogistiCare Solutions, LLC, Catapult Merger Sub, Circulation, Inc. and Fortis Advisors LLC (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on September 17, 2018).

2.2*
Share Purchase Agreement, dated November 7, 2018, among The Providence Service Corporation, Ingeus UK Holdings Limited, Advanced Personnel Management Global Pty Ltd, APM UK Holdings Limited and International APM Group Pty Limited. (Registrant will furnish a copy of any omitted schedule to the Commission upon request.)

10.1+*	Form of Amendment to Retention Letter under The Providence Service Corporation Employee Retention Plan.

10.2+
Employment Agreement, dated August 18, 2018, by and between The Providence Service Corporation, LogistiCare Solutions, LLC and Kevin Dotts (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 22, 2018).

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

THE PROVIDENCE SERVICE CORPORATION

Date: November 8, 2018	By:	/s/ R. Carter Pate
R. Carter Pate Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Kevin Dotts
Kevin Dotts Chief Financial Officer
(Principal Financial Officer)